Form 10-Q
period 1996-06-30
STATE AUTO FINANCIAL CORP
filed 1996-08-09
CIK 874977

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                  June 30, 1996
                              -------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the Transition period from                       to
                              -----------------------  ------------------------

                        State Auto Financial Corporation
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Ohio                                              31-1324304
- ----------------------------------------------       ----------------------------------------------
(State or other jurisdiction of incorporation)            (I.R.S. Employer Identification No.)

518 East Broad Street, Columbus, Ohio                   43215-3976
- ---------------------------------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

                                   (614)  464-5000
- ---------------------------------------------------------------------------------------------------
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         (X) Yes                 ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                         18,086,712
- --------------------------------              ---------------------------------
        (CLASS)                                   (OUTSTANDING ON 08/01/96)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                             Page Number
                                                                                             -----------
PART I - Financial Information

         Condensed Consolidated Balance Sheets -
                  June 30, 1996 and December 31, 1995                                            3

         Condensed Consolidated Statements of Earnings -
                  For the three months ended June 30, 1996 and 1995                              4
                  For the six months ended June 30, 1996 and 1995                                5

         Condensed Consolidated Statements of Cash Flows -
                  For the six months ended June 30, 1996 and 1995                                6

         Notes to Condensed Consolidated Financial Statements                                    7

         Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                        8-9

PART II - Other Information                                                                      10

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30     December 31
ASSETS                                                                     1996           1995
                                                                       ------------   ------------
                                                                        (unaudited)       (Note 1)
Fixed maturities:
   Held for investment, at amortized cost                              $ 90,312,388   $ 91,528,968
        (fair value $89,944,050 and $93,939,778, respectively)
   Available for sale, at fair value                                    270,130,723    278,318,510
        (amortized cost $266,230,668 and $263,820,502, respectively)
                                                                       ------------   ------------
          Total investments                                             360,443,111    369,847,478
Cash and cash equivalents                                                22,078,888     11,227,375
Deferred policy acquisition costs                                        16,449,283     15,866,092
Accrued investment income and other assets                               13,474,123     13,167,739
Net prepaid pension expense                                               9,935,880      9,384,680
Reinsurance recoverable                                                   8,937,213      9,277,494
Prepaid reinsurance premiums                                              3,397,239      3,169,925
Deferred federal income taxes                                             1,398,958             --
Property and equipment, net                                               2,601,912      2,555,376
                                                                       ------------   ------------
          Total assets                                                 $438,716,607   $434,496,159
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                       $167,482,416   $170,575,325
Unearned premiums                                                        92,343,476     90,107,566
Current federal income taxes                                                192,041        565,431
Deferred federal income taxes                                                    --      2,334,170
Due to affiliates                                                         4,970,042        795,696
Other liabilities                                                         1,721,548      1,865,599
                                                                       ------------   ------------
          Total liabilities                                             266,709,523    266,243,787
                                                                       ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 30,000,000
  shares; 18,086,863 and 18,025,375 shares issued and outstanding,
  respectively, at stated value of $5 per share                          90,434,318     90,126,878
Additional paid-in capital                                                1,057,438        681,672
Net unrealized holding gains                                              3,023,480      9,964,824
Retained earnings                                                        77,491,848     67,478,998
                                                                       ------------   ------------
          Stockholders' equity                                          172,007,084    168,252,372
                                                                       ------------   ------------
          Total liabilities and stockholders' equity                   $438,716,607   $434,496,159
                                                                       ============   ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended June 30, 1996 and 1995

                                                                1996           1995
                                                             -----------   ------------
                                                             (unaudited)    (unaudited)
Earned premiums (net of ceded earned premiums of
      $2,769,194 and $2,976,745 respectively)                $59,861,465   $ 58,185,303
Net investment income                                          5,925,574      5,704,772
Management services income                                     2,000,020      1,887,145
Net realized gains on investments                                587,854        585,399
                                                             -----------   ------------
          Total revenues                                      68,374,913     66,362,619
                                                             -----------   ------------

Losses and loss expenses (net of ceded losses and loss
     expenses of  $1,198,968 and $1,410,280, respectively)    44,326,383     40,280,987
Acquisition and operating expenses                            16,582,300     16,855,767
Other expense, net                                               799,109        330,629
                                                             -----------   ------------
          Total expenses                                      61,707,792     57,467,383
                                                             -----------   ------------
          Earnings before federal income taxes                 6,667,121      8,895,236

Federal income tax expense (benefit):
    Current                                                    1,704,645      2,815,444
    Deferred                                                     112,410       (154,299)
                                                             -----------   ------------
          Total federal income taxes                           1,817,055      2,661,145

                                                             -----------   ------------
          Net earnings                                       $ 4,850,066   $  6,234,091
                                                             ===========   ============

Weighted average common shares outstanding                    18,057,291     17,938,791
                                                             ===========   ============

Net earnings per common share                                $      0.27   $       0.35
                                                             ===========   ============

Dividends paid per common share                              $     0.037   $      0.033
                                                             ===========   ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Six Months Ended June 30, 1996 and 1995

                                                              1996            1995
                                                          ------------   -------------
                                                           (unaudited)     (unaudited)
Earned premiums (net of ceded earned premiums of
    $5,481,073 and $5,581,471, respectively)              $118,795,552   $ 115,235,189
Net investment income                                       11,867,066      11,013,409
Management services income                                   4,007,035       3,740,376
Net realized gains on investments                            1,037,237         821,024
                                                          ------------   -------------
          Total revenues                                   135,706,890     130,809,998
                                                          ------------   -------------

Losses and loss expenses (net of ceded losses and loss
   expenses of $2,237,105 and $2,936,803, respectively)     86,968,743      77,850,037
Acquisition and operating expenses                          32,926,823      33,791,408
Other expense, net                                           1,463,261         870,357
                                                          ------------   -------------
          Total expenses                                   121,358,827     112,511,802
                                                          ------------   -------------
          Earnings before federal income taxes              14,348,063      18,298,196

Federal income tax expense (benefit):
    Current                                                  3,885,716       6,298,646
    Deferred                                                     5,073      (1,125,689)
                                                          ------------   -------------
          Total federal income taxes                         3,890,789       5,172,957

                                                          ------------   -------------
          Net earnings                                    $ 10,457,274   $  13,125,239
                                                          ============   =============


Weighted average common shares outstanding                  18,043,820      17,926,875
                                                          ============   =============

Net earnings per common share                             $       0.58   $        0.73
                                                          ============   =============

Dividends paid per common share                           $      0.073   $       0.067
                                                          ============   =============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1995

                                                                                 1996            1995
                                                                             ------------    ------------
                                                                              (unaudited)     (unaudited)
Cash flows from operating activities:
   Net earnings                                                              $ 10,457,274    $ 13,125,239

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization, net                                             376,142         234,761
   Change in deferred policy acquisition costs                                   (583,191)       (167,384)
   Change in accrued investment income and other assets                          (306,384)     (2,013,356)
   Change in net prepaid pension expense                                         (551,200)       (358,702)
   Change in other liabilities and due to/from affiliate, net                   4,029,865      (2,497,503)
   Change in reinsurance recoverable and prepaid reinsurance premiums             112,967        (260,661)
   Change in losses and loss expenses payable                                  (3,092,909)      2,092,620
   Change in unearned premiums                                                  2,235,910       3,072,850
   Change in federal income taxes                                                (368,318)     (2,577,043)
   Net realized gains on investments                                           (1,056,640)       (821,024)
                                                                             ------------    ------------
                                                                               11,253,516       9,829,797

   Cash provided from the change in the reinsurance pool participation
       percentages                                                                     --      46,061,226
                                                                             ------------    ------------
          Net cash provided by operating activities                            11,253,516      55,891,023
                                                                             ------------    ------------

Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity                             (6,058,920)     (7,797,775)
   Purchase of fixed maturities - available for sale                          (60,866,146)    (92,089,573)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                         7,109,710       1,907,636
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                        2,020,000         571,474
   Sale of fixed maturities - available for sale                               57,256,234      36,370,806
   Net additions of property and equipment                                       (101,663)             --
                                                                             ------------    ------------
          Net cash used in investing activities                                  (640,785)    (61,037,432)
                                                                             ------------    ------------
Cash flows from financing activities:
   Net proceeds from sale of common stock                                         683,206         515,468
   Payment of dividends                                                          (444,424)       (396,422)
                                                                             ------------    ------------
          Net cash used in financing activities                                   238,782         119,046
                                                                             ------------    ------------
          Net increase (decrease) in cash and cash equivalents                 10,851,513      (5,027,363)

Cash and cash equivalents at beginning of period                               11,227,375      11,955,234
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $ 22,078,888    $  6,927,871
                                                                             ============    ============
Supplemental disclosures:
   Federal income taxes paid                                                 $  4,259,106    $  7,750,000
                                                                             ============    ============



See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the interim periods included herein have been prepared by the Company without audit; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 1996.

2.  NET EARNINGS PER COMMON SHARE

Net earnings per common share is computed on the basis of the weighted average number of common shares outstanding during each of the respective periods presented. Additional shares arising from the assumed exercise of employee and director stock options were not included in the computations as the dilutive effect was not material.

3.  STOCK SPLIT

On May 30, 1996, the Board of Directors of the Company authorized a three-for-two stock split to be effected in the form of a stock dividend, payable July 8, 1996 to shareholders of record on June 17, 1996. The stated value for the additional shares issued was transferred from additional paid-in capital and retained earnings to common stock and is reflected retroactively in the accompanying condensed consolidated financial statements. Common shares issued and outstanding, weighted average shares and per share data have been restated for periods presented in the accompanying condensed consolidated financial statements.

4.  RECLASSIFICATIONS

Certain items in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
- ---------------------

Earnings before Federal income taxes decreased $2.2 million to $6.7 million for the three months ended June 30, 1996 from the same 1995 period. Severe spring tornadoes and hailstorms, that struck many of the Company's mid-west operating states, generated property claims that contributed to this decrease. For the six months ended June 30, 1996, earnings before Federal income taxes decreased $3.9 million to $14.3 million from the same 1995 period. Winter-weather related catastrophe claims experienced in most of the Company's operating states during the first quarter of 1996, as well as the second quarter claims resulting from the spring storms contributed to the six month decrease. In spite of these catastrophe claims experienced during the first six months of 1996, the positive performance of the underlying book of business helped temper the impact of these storms. The GAAP combined ratio, i.e., losses and loss expenses plus acquisition and operating expenses, as a percentage of earned premiums, increased to 101.7% for the quarter ended June 30, 1996 from 98.2% for the same period in 1995 and for the six months ended June 30, 1996, increased to 100.9% from 96.9% for the same period in 1995.

Earned premiums increased $1.7 million to $59.9 million for the quarter ended June 30, 1996 and $3.6 million to $118.8 million for the six months ended June 30, 1996, from the same 1995 periods. Direct written premiums for commercial lines of business increased approximately 10.7% and 9.7% from the same three month and six month periods, respectively, in 1995. Personal lines of business, except for State Auto National's nonstandard auto products, experienced nominal declines in direct written premiums for the first and second quarters of 1996. Management is continually reviewing current strategies and developing new ones to enhance personal lines sales without adversely affecting the Company's book of business which has improved as a result of actions undertaken by management. State Auto National's direct written premiums increased approximately 38% for the quarter ended June 30, 1996 from the same 1995 period and 49% for the six months ended June 30, 1996 from the same 1995 period. State Auto National currently operates in five states and anticipates entering two additional states in late 1996.

Net investment income increased $0.2 million to $5.9 million for the quarter ended June 30, 1996 and $0.9 million to $11.9 million for the six months ended June 30, 1996, from the same 1995 periods. An increase in invested assets over the same 1995 periods contributed to these increases. Total amortized cost of invested assets at June 30, 1996 was $356.5 million compared to $338.6 million at June 30, 1995. The investment yield decreased to 6.22% and 6.24% for the quarter and six months ended June 30, 1996 compared to 6.57% and 6.47% for the same 1995 periods, respectively.

Management services revenue increased $0.1 million to $2.0 million for the quarter ended June 30, 1996 and $0.3 million for the six months ended June 30, 1996 from the same 1995 periods. These increases are due to increases in the fees generated from both investment and management services from the same periods in 1995.

Losses and loss expenses, as a percentage of earned premiums, increased to 74.0% for the quarter ended June 30, 1996 from 69.2% for the same 1995 period and for the six months ended June 30, 1996, increased to 73.2% from 67.6% for the same 1995 period. As previously discussed, the Company experienced property damage claims resulting from severe tornadoes and hailstorms in many of its mid-western operating states during the second quarter of 1996. The losses resulting from these catastrophe claims exceeded the amount of 1995 catastrophe claims thereby increasing the GAAP loss ratio in the current quarter by 4.6 percentage points. For the six months ended June 30, 1996, winter storm losses from the first quarter of 1996, combined with the storm activity of the second quarter of 1996, exceeded the amount of 1995 comparable period catastrophe claims increasing the 1996 six month ratio by 5.4 percentage points.

In spite of the increased storm activity experienced by the Company during the current quarter and first half of 1996, the underlying book of business remains strong and profitable. The Company's largest line of business, automobile, continued to improve compared to the same period one year ago. Management continues to stress the importance of careful risk selection and pricing to its agents and field personnel.

Acquisition and operating expenses, as a percentage of earned premiums, decreased to 27.7% for the quarter ended June 30, 1996 from 29.0% for the same 1995 period and for the six months ended June 30, 1996, decreased to 27.7% from 29.3% for the same 1995 period. The decrease in these ratios for 1996 is due primarily to the decrease in the amount of Quality Performance Bonus earned by employees of the State Auto Group in 1996 compared to the same periods in 1995. Additionally, the Company continues to experience a positive impact on its underwriting expenses due to reinsurance transactions on an involuntary pool compared to the same periods in 1995. The Company cannot anticipate that similar reinsurance transactions will occur in future periods.

Federal income taxes decreased $0.8 million to $1.8 million for the quarter ended June 30, 1996 and $1.3 million to $3.9 million for the six months ended June 30, 1996 from the same periods in 1995. These decreases are due to the decrease in taxable income as a result of the increased levels of catastrophe losses in 1996 compared to the same periods in 1995.

Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities decreased to $11.3 million for the six months ended June 30, 1996 from $55.9 million for the same 1995 period. This decrease is primarily due to the fact that on January 1, 1995, $46.0 million was transferred to State Auto P&C, in connection with the amended pooling arrangement while no pooling change took place in this 1996 period. This similarly affected net cash used in investing activities which decreased to $0.6 million for the six months ended June 30, 1996 from $61.0 million for the same 1995 period. As of June 30, 1996, funds consisting of cash and cash equivalents available for general operations were $22.1 million compared to $6.9 million at June 30, 1995. No long-term fixed maturities were required to be sold to meet financial obligations during the first six months of 1996.

Effective April 15, 1996, the Board of Directors of State Auto Financial Corporation and State Auto National approved a capital contribution to State Auto National in the amount of $5.0 million. This action contributed to State Auto National maintaining the A.M. Best (Best) rating of A+ for 1995. State Auto National, which formerly received a "group" Best rating, will be rated independently of the pooled companies' (State Automobile Mutual Insurance Company, State Auto P&C Insurance Company and Milbank Insurance Company) operations by Best in the future.

The Company is currently negotiating a structured contingent financing transaction with Chase Manhattan Bank as a form of "nontraditional" reinsurance to provide up to $100,000,000 to use to pay catastrophe losses in the event a catastrophic loss event causes losses to the State Auto Group in excess of $120,000,000. The transaction has not been completed as it is subject to regulatory approval in Ohio, South Carolina and South Dakota, which has not been obtained as of this writing.

The Board of Directors declared a quarterly cash dividend of $0.037 (adjusted for 3-for-2 stock split) per common share payable on June 28, 1996, to shareholders of record on June 10, 1996. Additionally, at its May 30, 1996, Annual Meeting, the Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, payable July 8, 1996, to shareholders of record on June 17, 1996. All per share figures have been adjusted to reflect the stock split.

The Company had no material commitments for capital expenditures as of June 30, 1996.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

         The annual meeting of shareholders of State Auto Financial Corporation was held on Thursday, May 30, 1996. The total shares represented at the meeting were 16,294,995. This constituted 90.32% of the Company's 18,040,225.5 shares outstanding. At the meeting, the shareholders voted on two resolutions and the following is the result of that vote.

         Regarding the resolution to elect Robert L. Bailey, William J. Lhota and David J. D'Antoni as Class II Directors, each to hold office until the 1999 annual meeting of shareholders and until a successor is elected and qualified, each director nominee received the votes indicated:

                                                   NUMBER OF VOTES
                                                   ---------------
                                        FOR                             WITHHELD
                                        ---                             --------
Robert L. Bailey                     16,242,798                          52,197
William J. Lhota                     16,243,470                          51,525
David J. D'Antoni                    16,245,903                          49,092


         On the basis of this vote, Robert L. Bailey, William J. Lhota and David
J. D'Antoni were elected as Class II Directors to serve until the 1999 annual meeting and until a successor is elected and qualified.

         Regarding the resolution to approve Amendment No. 1 to the 1991 Employee Stock Purchase and Dividend Reinvestment Plan increasing the number of shares available to be purchased pursuant to the plan from 600,000 to 1,200,000, the resolution received the vote indicated:

          FOR                    AGAINST                        ABSTAIN
          ---                    -------                        -------
       16,177,575                103,665                        13,755

         On the basis of this vote, the resolution approving Amendment No. 1 to the 1991 Employee Stock Purchase and Dividend Reinvestment Plan was adopted by the shareholders.

         All above share figures have been adjusted for a three-for-two stock split which was paid in the form of a stock dividend on July 8, 1996.

Item 5.  Other Information - None

                               INDEX TO EXHIBITS

Item 6. a.       Exhibits

          Exhibit No.                    Description of Exhibits                       Page No.
          -----------                    -----------------------                       --------
              27                     Financial data schedules




        b.    Reports on Form 8-K -  None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STATE AUTO FINANCIAL CORPORATION


Date:  AUGUST 9, 1996                  /s/ Urlin G. Harris, Jr.
       --------------                  ------------------------
                                       Urlin G. Harris, Jr.
                                       Treasurer and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)