Form 10-Q
period 1996-09-30
STATE AUTO FINANCIAL CORP
filed 1996-11-13
CIK 874977

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                September  30, 1996
                                   --------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from _________________ to ____________________


                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      31-1324304
________________________________       ________________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation)

518 East Broad Street, Columbus, Ohio                   43215-3976
-------------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)

                                 (614) 464-5000
-------------------------------------------------------------------------------
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (X) Yes                 ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                      18,086,712
--------------------------------              -----------------------------
            (CLASS)                             (OUTSTANDING ON 11/08/96)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      Page Number
                                                                                      -----------
PART I - Financial Information

         Condensed Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995                               3

         Condensed Consolidated Statements of Earnings -
                  For the three months ended September 30, 1996 and 1995                 4
                  For the nine months ended September 30, 1996 and 1995                  5

         Condensed Consolidated Statements of Cash Flows -
                  For the nine months ended September 30, 1996 and 1995                  6

         Notes to Condensed Consolidated Financial Statements                            7

         Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                             8-10

PART II - Other Information                                                          11-12

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30      December 31
ASSETS                                                                        1996              1995
                                                                          ------------      -----------
                                                                           (unaudited)        (Note 1)
Fixed maturities:
   Held for investment, at amortized cost                                 $ 91,782,988      $ 91,528,968
        (fair value $91,572,549 and $93,939,778, respectively)
   Available for sale, at fair value                                       279,942,482       278,318,510
        (amortized cost $275,461,397 and $263,820,502, respectively)
                                                                          ------------      -----------
          Total investments                                                371,725,470       369,847,478
Cash and cash equivalents                                                   13,854,826        11,227,375
Deferred policy acquisition costs                                           16,515,138        15,866,092
Accrued investment income and other assets                                  13,384,317        13,167,739
Net prepaid pension expense                                                 10,243,302         9,384,680
Reinsurance recoverable                                                      9,014,222         9,277,494
Prepaid reinsurance premiums                                                 3,394,139         3,169,925
Current federal income taxes                                                   112,698              -
Deferred federal income taxes                                                1,087,586              -
Property and equipment, net                                                  2,574,349         2,555,376
                                                                          ------------      -----------
          Total assets                                                    $441,906,047      $434,496,159
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                          $168,466,651      $170,575,325
Unearned premiums                                                           93,654,803        90,107,566
Current federal income taxes                                                      -              565,431
Deferred federal income taxes                                                     -            2,334,170
Due to affiliates                                                            2,303,133           795,696
Other liabilities                                                            1,697,835         1,865,599
                                                                          ------------      -----------
          Total liabilities                                                266,122,422       266,243,787
                                                                          ------------      -----------
STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 30,000,000
  shares; 18,086,712 and 18,025,375 shares issued and outstanding,
  respectively, at stated value of $5 per share                             90,433,560        90,126,878
Additional paid-in capital                                                   1,055,645           681,672
Net unrealized holding gains                                                 3,386,053         9,964,824
Retained earnings                                                           80,908,367        67,478,998
                                                                          ------------      -----------
          Stockholders' equity                                             175,783,625       168,252,372
                                                                          ------------      -----------
          Total liabilities and stockholders' equity                      $441,906,047      $434,496,159
                                                                          ============      ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended September 30, 1996 and 1995

                                                                                        1996                 1995
                                                                                     -----------         ------------
                                                                                     (unaudited)          (unaudited)
Earned premiums (net of ceded earned premiums of
      $2,885,414 and $2,791,709 respectively)                                           $60,239,698      $58,498,571
Net investment income                                                                     5,999,047        5,846,066
Management services income                                                                1,997,413        1,908,928
Net realized gains on investments                                                           255,031          176,422
                                                                                        -----------      -----------
          Total revenues                                                                 68,491,189       66,429,987
                                                                                        -----------      -----------
Losses and loss expenses (net of ceded losses and loss
     expenses of  $1,365,509 and $515,967, respectively)                                 46,506,377       40,972,473
Acquisition and operating expenses                                                       16,926,697       16,408,900
Other expense, net                                                                          528,080          760,073
                                                                                        -----------      -----------
          Total expenses                                                                 63,961,154       58,141,446
                                                                                        -----------      -----------
          Earnings before federal income taxes                                            4,530,035        8,288,541

Federal income tax expense:
    Current                                                                                 753,934          759,797
    Deferred                                                                                116,113        1,069,574
                                                                                        -----------      -----------
          Total federal income taxes                                                        870,047        1,829,371

                                                                                        -----------      -----------
          Net earnings                                                                  $ 3,659,988      $ 6,459,170
                                                                                        ===========      ===========

Weighted average common shares outstanding                                               18,086,725       17,976,395
                                                                                        ===========      ===========
Net earnings per common share                                                           $      0.20      $      0.36
                                                                                        ===========      ===========
Dividends paid per common share                                                         $     0.040      $     0.037
                                                                                        ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Nine Months Ended September 30, 1996 and 1995

                                                                                         1996                 1995
                                                                                     -------------       -------------
                                                                                      (unaudited)          (unaudited)
Earned premiums (net of ceded earned premiums of
    $8,366,487 and $8,373,180, respectively)                                           $179,035,250      $ 173,733,760
Net investment income                                                                    17,866,113         16,859,475
Management services income                                                                6,004,448          5,649,304
Net realized gains on investments                                                         1,292,268            997,446
                                                                                       ------------      -------------
          Total revenues                                                                204,198,079        197,239,985
                                                                                       ------------      -------------
Losses and loss expenses (net of ceded losses and loss
   expenses of $3,602,614 and $3,452,770, respectively)                                 133,475,120        118,822,510
Acquisition and operating expenses                                                       49,853,520         50,200,308
Other expense, net                                                                        1,991,341          1,630,430
                                                                                       ------------      -------------
          Total expenses                                                                185,319,981        170,653,248
                                                                                       ------------      -------------
          Earnings before federal income taxes                                           18,878,098         26,586,737

Federal income tax expense (benefit):
    Current                                                                               4,639,650          7,058,443
    Deferred                                                                                121,186            (56,115)
                                                                                       ------------      -------------
          Total federal income taxes                                                      4,760,836          7,002,328

                                                                                       ------------      -------------
          Net earnings                                                                 $ 14,117,262      $  19,584,409
                                                                                       ============      =============

Weighted average common shares outstanding                                               18,058,226         17,943,303
                                                                                       ============      =============
Net earnings per common share                                                          $       0.78      $        1.09
                                                                                       ============      =============
Dividends paid per common share                                                        $      0.113      $       0.103
                                                                                       ============      =============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995

                                                                                         1996                 1995
                                                                                     -----------          ------------
                                                                                     (unaudited)          (unaudited)
Cash flows from operating activities:
   Net earnings                                                                       $14,117,262          $19,584,409

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization, net                                                     565,676              412,963
   Change in deferred policy acquisition costs                                           (649,046)            (529,604)
   Change in accrued investment income and other assets                                  (216,578)          (3,437,313)
   Change in net prepaid pension expense                                                 (858,622)            (658,902)
   Change in other liabilities and due to/from affiliate, net                           1,340,653            1,015,365
   Change in reinsurance recoverable and prepaid reinsurance premiums                      39,058              343,569
   Change in losses and loss expenses payable                                          (2,108,674)           2,490,128
   Change in unearned premiums                                                          3,547,237            5,114,663
   Change in federal income taxes                                                        (556,943)          (1,541,487)
   Net realized gains on investments                                                   (1,311,672)            (997,446)
                                                                                      -----------         ------------

                                                                                       13,908,351           21,796,345

   Cash provided from the change in the reinsurance pool participation
       percentages                                                                      -                   46,061,226
                                                                                      -----------         ------------
          Net cash provided by operating activities                                    13,908,351           67,857,571
                                                                                      -----------         ------------
Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity                                     (9,073,770)         (12,397,245)
   Purchase of fixed maturities - available for sale                                 (100,746,601)        (112,656,833)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                                 8,612,448            2,974,988
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                                2,024,908            1,341,458
   Sale of fixed maturities - available for sale                                       88,011,016           50,911,516
   Net additions of property and equipment                                               (101,663)              (7,590)
                                                                                      -----------         ------------
          Net cash used in investing activities                                       (11,273,662)         (69,833,706)
                                                                                      -----------         ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                                 680,655              531,368
   Payment of dividends                                                                  (687,893)            (615,595)
                                                                                      -----------         ------------
          Net cash used in financing activities                                            (7,238)             (84,227)
                                                                                      -----------         ------------
          Net increase (decrease) in cash and cash equivalents                          2,627,451           (2,060,362)

Cash and cash equivalents at beginning of period                                       11,227,375           11,955,234
                                                                                      -----------         ------------
Cash and cash equivalents at end of period                                            $13,854,826           $9,894,872
                                                                                      ===========         ============
Supplemental disclosures:
   Federal income taxes paid                                                           $5,317,779           $8,543,815
                                                                                      ===========         ============



See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (unaudited)

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

3.  STOCK SPLIT

On May 30, 1996, the Board of Directors of the Company authorized a three-for-two stock split to be effected in the form of a stock dividend, payable July 8, 1996 to shareholders of record on June 17, 1996. The stated value for the additional shares issued was transferred from additional paid-in capital and retained earnings to common stock and is reflected retroactively in the accompanying condensed consolidated financial statements. Common shares issued and outstanding, weighted average shares and per share data are restated for periods presented in the accompanying condensed consolidated financial statements.

4.  REINSURANCE

Effective July 1, 1996, the State Auto Group (State Auto P&C, Mutual, Milbank and National) negotiated a change in its catastrophe reinsurance program. In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, the Company entered into a structured contingent financing transaction with Chase Manhattan Bank ("Chase") to provide up to $100.0 million. Under this arrangement, in the event of such a loss, the Company would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders. The Company will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a catastrophe reinsurance agreement in the amount of $100.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. The Company is obligated to repay the SPC by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 has been excluded from the pooling agreement.

In addition, the Company's obligation to repay Chase has been secured by a Put Agreement among the Company, Mutual and the Lenders, under which, in the event of a default by the Company, as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

5.  RECLASSIFICATIONS

Certain items in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition

Results of Operations
---------------------

Earnings before Federal income taxes decreased $3.8 million to $4.5 million for the three months ended September 30, 1996 from the same 1995 period. Losses in Raleigh, North Carolina from the effects of Hurricane Fran and additional loss development from spring storms contributed to this decrease. For the nine months ended September 30, 1996, earnings before Federal income taxes decreased $7.7 million to $18.9 million from the same 1995 period. Winter storm losses from the first quarter combined with hailstorm losses in Kentucky in the second quarter and the weather related losses in the third quarter contributed to the nine month decrease. In spite of these catastrophe claims experienced during the first nine months of 1996, the pricing and underwriting strategies of the Company have done much to mitigate the impact of these storms. The GAAP combined ratio, i.e., losses and loss expenses plus acquisition and operating expenses, as a percentage of earned premiums, increased to 105.3% for the quarter ended September 30, 1996 from 98.1% for the same period in 1995 and for the nine months ended September 30, 1996, increased to 102.4% from 97.3% for the same period in 1995.

Earned premiums increased $1.7 million to $60.2 million for the quarter ended September 30, 1996 and $5.3 million to $179.0 million for the nine months ended September 30, 1996, from the same 1995 periods. Direct written premiums for commercial lines of business increased approximately 8.8% and 9.4% from the same three month and nine month periods, respectively, in 1995. Personal lines of business, except for State Auto National Insurance Company's ("National") non-standard auto products, has been experiencing no growth. National's direct written premiums increased approximately 37% for the quarter ended September 30, 1996 from the same 1995 period and 41% for the nine months ended September 30, 1996 from the same 1995 period. Without foregoing the current underwriting gains achieved through past actions, management is continually reviewing current strategies and developing new ones to enhance personal lines sales. During 1996, State Automobile Mutual Insurance Company ("Mutual") and State Auto Property & Casualty Insurance Company ("State Auto P&C") entered its 23rd state of operation, Oklahoma, and intends to enter its 24th state, Wisconsin, in 1997 with the recent announcement by the Company's principal stockholder, Mutual, of its intent to purchase Midwest Security Insurance Company, Onalaska, Wisconsin. The purchase is targeted for closing in January 1997, subject to regulatory and Board approval of a stock purchase agreement. Additionally, the pooled companies (Mutual, State Auto P&C, and Milbank Insurance Company ("Milbank")) are introducing several new products to its agents during the fourth quarter of 1996 and into 1997. Additionally, National currently operates in five states and is about to enter three new states, Georgia, Arkansas and Minnesota.

Net investment income increased $0.2 million to $6.0 million for the quarter ended September 30, 1996 and $1.0 million to $17.9 million for the nine months ended September 30, 1996, from the same 1995 periods. An increase in invested assets over the same 1995 periods contributed to these increases. Total amortized cost of invested assets at September 30, 1996 was $367.2 million compared to $347.4 million at September 30, 1995. The investment yield decreased to 6.26% and 6.24% for the quarter and nine months ended September 30, 1996 compared to 6.55% and 6.48% for the same 1995 periods, respectively.

Management services income increased slightly to $2.0 million for the quarter ended September 30, 1996 and $0.4 million to $6.0 million for the nine months ended September 30, 1996 from the same 1995 periods. These increases are due to increases in the fees generated from both investment and management services from the same periods in 1995.

Losses and loss expenses, as a percentage of earned premiums, increased to 77.2% for the quarter ended September 30, 1996 from 70.0% for the same 1995 period and for the nine months ended September 30, 1996, increased to 74.6% from 68.4% for the same 1995 period. As previously discussed, the Company experienced property damage claims in Raleigh, North Carolina resulting from Hurricane Fran as well as additional loss development on second quarter spring storms. The losses resulting from these catastrophe claims added 10.3 points to the current quarter GAAP losses and loss expense ratio. For the nine months ended September 30, 1996, winter storm losses from the first quarter of 1996, combined with the hailstorm activity of the second quarter and Hurricane Fran in the current quarter added 7.4 points to the nine month GAAP losses and loss expense ratio.

Acquisition and operating expenses, as a percentage of earned premiums, for the third quarter 1996 remained comparable to 1995 levels at 28.1% and for the nine months ended September 30, 1996, decreased to 27.8% from 28.9% for the same 1995 period. The decrease in the ratios for 1996 is due primarily to the decrease in the amount of Quality Performance Bonus earned by nearly all permanent employees of the State Auto Group (Mutual, State Auto P&C, Milbank and National) in 1996 compared to the same periods in 1995.

Decrease in other expenses of $0.2 million to $0.5 million for the quarter ended September 30, 1996 is primarily due to the State Auto Group changing the catastrophe portion of its reinsurance treaty beginning July 1, 1996, that prior to this period was accounted for as deposit reinsurance (See Liquidity and Capital Resources). Expenses associated with the catastrophe portion of the treaty accounted for as deposit reinsurance were included in miscellaneous expense. Increase in other expenses of $0.4 million to $2.0 million for the nine months ended September 30, 1996 from the same periods in 1995, is due to the increased expense activity incurred by the Company's software subsidiary, Strategic Insurance Software, Inc. (SIS). SIS operations began July 1, 1995.

Federal income taxes decreased $0.9 million to $0.9 million for the quarter ended September 30, 1996 and $2.2 million to $4.8 million for the nine months ended September 30, 1996 from the same periods in 1995. These decreases are due to the decrease in taxable income as a result of the increased levels of catastrophe losses in 1996 compared to the same periods in 1995.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities decreased to $13.9 million for the nine months ended September 30, 1996 from $67.9 million for the same 1995 period. This decrease is primarily due to the fact that on January 1, 1995, $46.0 million was transferred to State Auto P&C, in connection with the amended pooling arrangement. Net cash used in investing activities decreased to $11.3 million for the nine months ended September 30, 1996 from $69.8 million for the same 1995 period. This change is due to the investing of the $46.0 million associated with the pooling change. As of September 30, 1996, funds consisting of cash and cash equivalents available for general operations were $13.9 million compared to $9.9 million at September 30, 1995. No long-term fixed maturities were required to be sold to meet financial obligations during the first nine months of 1996.

Effective July 1, 1996, the State Auto Group negotiated a change in its catastrophe reinsurance program. The amount retained by the State Auto Group is $40.0 million for each occurrence, an increase of $20.0 million over the prior program. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, State Auto Financial Corp. ("STFC") entered into a structured contingent financing transaction with Chase Manhattan Bank ("Chase") to provide up to $100.0 million. Under this arrangement, in the event of such a loss, STFC would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders. STFC will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a catastrophe reinsurance agreement in the amount of $100.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. STFC is obligated to repay the SPC (which will repay the lenders) by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 has been excluded from the pooling agreement as well by virtue of an Amended and Restated Reinsurance Pooling Agreement.

In addition, STFC's obligation to repay Chase has been secured by a Put Agreement among STFC, Mutual and the Lenders, under which, in the event of a default by STFC as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

The Board of Directors declared a quarterly cash dividend of $0.04 per common share payable on September 30, 1996, to shareholders of record on September 13, 1996. Additionally, at its May 30, 1996, Annual Meeting, the Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, payable July 8, 1996, to shareholders of record on June 17, 1996. All per share figures have been adjusted to reflect the stock split.

The Company had no material commitments for capital expenditures as of September 30, 1996.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

              Exhibit No.                      Description of Exhibits                       Page No.
              -----------                      -----------------------                       --------

                 10(Y)                   Amended and Restated Reinsurance
                                         Pooling Agreement between State
                                         Automobile Mutual Insurance
                                         Company, State Auto Property and
                                         Casualty Insurance Company and
                                         Milbank Insurance Company effective
                                         July 1, 1996

                 10(Z)                   Property Catastrophe Overlying
                                         Excess of Loss Reinsurance Contract
                                         between State Automobile Mutual
                                         Insurance Company, Milbank
                                         Insurance Company, State Auto
                                         National Insurance Company and
                                         State Auto Property and Casualty
                                         Insurance Company dated July 1, 1996

                10(AA)                   Credit Agreement between SAF
                                         Funding Corporation and The Chase
                                         Manhattan Bank dated August 16, 1996

              Exhibit No.                      Description of Exhibits                       Page No.
              -----------                      -----------------------                       --------
                10(BB)                   Put Agreement between State
                                         Automobile Mutual Insurance
                                         Company, State Auto Financial
                                         Corporation and The Chase Manhattan
                                         Bank dated August 16, 1996

                10(CC)                   Standby Purchase Agreement between
                                         State Auto Financial Corporation
                                         and SAF Funding Corporation dated
                                         August 16, 1996

                  27                     Financial data schedules

         b.       Reports on Form 8-K -  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      STATE AUTO FINANCIAL CORPORATION

Date:  NOVEMBER 12, 1996              /s/ Urlin G. Harris, Jr.
                                      ------------------------------------
                                      Urlin G. Harris, Jr.
                                      Treasurer and Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)