Form 10-K
period 1996-12-31
STATE AUTO FINANCIAL CORP
filed 1997-03-28
CIK 874977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

           For the transition period from ___________ to _____________

Commission File Number 0-19289


                        STATE AUTO FINANCIAL CORPORATION
                        --------------------------------
             (exact name of Registrant as specified in its charter)


         Ohio                                           31-1324304
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

518 East Broad Street, Columbus, Ohio                      43215-3976
---------------------------------------                    ----------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code: (614) 464-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

         On March 4, 1997, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $112,931,372.

         On March 4, 1997, the Registrant had 18,145,925 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 29, 1997, which Proxy Statement will be filed within 120 days of December 31, 1996, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

(A)      GENERAL DEVELOPMENT OF BUSINESS

         State Auto Financial Corporation, an Ohio corporation formed April 18, 1990 ("State Auto Financial" or "STFC"), is an insurance holding company headquartered in Columbus, Ohio, which engages, through its subsidiaries, primarily in the property and casualty insurance business. State Auto Financial is approximately 66% owned by State Automobile Mutual Insurance Company, an Ohio property and casualty insurance company formed in 1921 ("Mutual").

         State Auto Financial's principal subsidiary, State Auto Property and Casualty Insurance Company, a South Carolina corporation formed in 1950 ("State Auto P&C"), is a regional insurer engaged primarily in writing personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation and fire insurance. State Auto P&C markets its insurance products through approximately 10,600 independent insurance agents associated with approximately 1,760 agencies in 23 states. Oklahoma was added as a new operating territory in 1996. State Auto P&C's products are marketed primarily in the central and eastern part of the United States, excluding New York, New Jersey and the New England States.

         Another subsidiary of State Auto Financial, Stateco Financial Services Inc., an Ohio corporation formed in 1962 ("Stateco"), provides investment management services to affiliated companies and insurance premium finance services to customers of State Auto P&C, Mutual and Milbank Insurance Company ("Milbank"), a wholly-owned subsidiary of Mutual.

         State Auto P&C, Mutual and Milbank, defined below, are collectively referred to hereafter as the ("Pooled Companies"). The Pooled Companies and National, defined below, are collectively referred to as the ("State Auto Group"). See "Business - Insurance Premium Finance Services" and "Investment Management Services."

         On May 16, 1991, Mutual contributed all of the stock of State Auto P&C, which it had owned since 1958, and all of the stock of Stateco, which it had owned since 1962, to State Auto Financial in exchange for all of the outstanding common shares of State Auto Financial. State Auto P&C and Stateco thereby became wholly-owned subsidiaries of State Auto Financial and State Auto Financial continued as a wholly-owned subsidiary of Mutual.

         On June 28, 1991, State Auto Financial completed an initial public offering of 5,490,000 (adjusted to reflect a two-for-one stock split effected in the form of a stock dividend declared in March 1993, and a three-for-two stock split effected in the form of a stock dividend declared in May 1996 and paid on July 8, 1996) of its common shares, which reduced Mutual's ownership interest in State Auto Financial to approximately 68%.

         On October 4, 1991, State Auto Financial formed an Ohio subsidiary, State Auto National Insurance Company ("National"), which in February 1992 began writing personal automobile insurance for non-standard risks.

         Strategic Insurance Software, Inc. ("SIS"), is an Ohio corporation formed by State Auto Financial on January 12, 1995, which began operations in July 1995. SIS develops and sells software for the processing of insurance transactions, management of insurance policy data and electronic interfacing of insurance policy information between insurance companies and agencies. SIS is a majority-owned subsidiary of State Auto Financial.

         State Auto Financial and its subsidiaries, State Auto P&C, Stateco, National and SIS are collectively referred to as the ("Company").

         Effective July 1, 1993, Mutual acquired Milbank, a South Dakota domiciled property and casualty insurance company. In connection with the closing of this purchase, on August 20, 1993, Mutual and State Auto Financial entered into an Option Agreement whereby, subject to the approval of the South Dakota Insurance Division, State Auto Financial may purchase Milbank from Mutual at any time over the option term of five years for a price determined pursuant to a formula set forth in the Option Agreement.

         At a closing on March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security Insurance Company ("Midwest Security") a Wisconsin domiciled personal lines property and casualty insurer. Pursuant to the terms of the stock purchase agreement, the transaction was effective as of January 1, 1997. In connection with this transaction, Mutual and State Auto Financial entered into an Option Agreement whereby, subject to the approval of the Office of the Insurance Commissioner of the State of Wisconsin, State Auto Financial may purchase Midwest Security at any time over the option term of five years at a price calculated pursuant to a formula set forth in the Option Agreement. With the acquisition of Midwest Security, the State Auto Group has entered its 24th state, although the Company will not see a direct impact of any underwriting results until Midwest Security participates in the pooling arrangement, which is contemplated, but not likely, until 1998 at the earliest.

         Since January 1, 1987, State Auto P&C has participated in an underwriting pooling arrangement with Mutual. Under this arrangement, State Auto P&C cedes to Mutual all of its property and casualty insurance business and assumes from Mutual a portion of the combined property and casualty insurance business of both State Auto P&C and Mutual. From January 1987 through December 1991, State Auto P&C assumed 20% of the combined business. Effective January 1, 1992, State Auto P&C's participation in the pool was increased to 30%. Effective January 1, 1995, the pooling arrangement was amended to include all of the property and casualty business of Milbank and the participation percentages were changed to: Mutual 55%, State Auto P&C 35% and Milbank 10%. See "Pooling Arrangement."

         Effective July 1, 1996, the pooling arrangement was amended to exclude from the scope of such arrangements catastrophe losses and premiums attributable thereto in excess of $120,000,000 up to $220,000,000.
See "Reinsurance."

         Pursuant to an Amended and Restated Management Agreement, State Auto P&C provides executive management services for Mutual and its insurance subsidiaries. Mutual provides non-executive employees and facilities for such entities. See "Management Agreement."

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

(C) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, and technological difficulties and advancements.

(D)      NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY UNDERWRITING

         The Company writes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation, liability, fire and other lines of business. Independent insurance agencies constitute the Company's sales force.

         The following table sets forth for each of the last three fiscal years the amount of the Company's net premiums earned by line of insurance:


                                   Net Premiums Earned(1)(2)
                           --------------------------------------------
                                     Year Ended December 31
                           --------------------------------------------
                                  1996          1995         1994
                                         (in thousands)

Automobile ...............     $141,486     $136,825     $102,697
Homeowners and farmowners        40,184       40,043       29,384
Commercial ...............       14,207       13,297       10,276
multi-peril
Workers' compensation ....       11,572       13,548       11,668
Fire and allied lines ....       15,341       14,200       10,522
Other commercial liability       10,483        8,731        6,525
Other personal lines .....        6,194        5,101        3,933
Other commercial lines ...          878          779          583
                               --------     --------     --------
Total                          $240,345     $232,524     $175,588
                               ========     ========     ========


---------------

(1) The Company earns premiums ratably over the life of an insurance policy. Net premiums earned are the portion of net premiums written in both the year in question and prior years, which are applicable to the expired period of policies.

(2) This reflects net premiums earned by State Auto P&C, after giving effect to reinsurance and to the pooling arrangement, plus the net premiums earned by National, the only other insurance subsidiary of State Auto Financial.

---------------

         As mentioned above, the insurance business of Mutual, State Auto P&C and Milbank is combined through the pooling arrangement giving each company an identical mix of personal and commercial business as written by all three insurers. The Pooled Companies products' sales are predominantly personal lines. However, the Pooled Companies are putting greater emphasis on expanding penetration into the commercial lines market. The insurance business of National, with the exception of amounts reinsured with Mutual, is not included in the pooling arrangement and, therefore, remains 100% in the Company. See "Pooling Arrangement." National's products are personal lines auto insurance products written for non-standard risks, with less restrictive underwriting criteria and higher rates than those applicable to standard risks.

         The Company uses computer-based underwriting procedures for personal lines business. Under such procedures, applications for such business may be accepted or rejected based upon established underwriting guidelines. Applications that do not meet guidelines for automated acceptance are referred to personal lines specialists who review the applications and assess exposure. During the underwriting process, risks are also reviewed to determine whether or not they are acceptable as submitted by the independent agents as preferred, standard or non-standard risks. As a result of the commercial lines reorganization, personal lines specialists have more responsibility than in the past for encouraging the Company's agency force to sell its personal lines products.

POOLING ARRANGEMENT

         Beginning in January 1987, State Auto P&C and Mutual participated in an intercompany pooling arrangement. Under the terms of the pooling arrangement, State Auto P&C ceded all of its insurance business to Mutual. All of Mutual's property and casualty insurance business was also included in the pooled business. Mutual then ceded a percentage of the pooled business to State Auto P&C and retained the balance. From January 1987 through December 31, 1991, State Auto P&C assumed 20% of the pooled business. Effective January 1, 1992, State Auto P&C increased its percentage of the pool to 30%. Effective January 1, 1995, the pooling arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the participation percentages were amended as follows: Mutual 55%, State Auto P&C 35% and Milbank 10%.

          The pooling percentages are reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. Future adjustments in the pooling percentages are expected to be based on the performance of the insurance operations of Mutual, State Auto P&C and Milbank, the growth in direct premiums written of each company as it relates to the pooling percentages, the combined ratio of the pooled business and the net premiums written of the pooled business in relation to the statutory capital and surplus of Mutual, State Auto P&C and Milbank, respectively, among other factors. Management of Mutual, State Auto P&C and Milbank make recommendations to a four-member coordinating committee consisting of two members of Mutual's Board of Directors and two members of State Auto Financial's Board of Directors. The coordinating committee reviews and evaluates various factors relevant to the pooling percentages and recommends any appropriate pooling change to the Boards of both Mutual and State Auto Financial. See "Management Agreement." The pooling arrangement is terminable by any party on 90 days notice or by mutual agreement of the parties. Neither Mutual, State Auto P&C, nor Milbank currently intends to terminate the pooling arrangement.

         As noted above, with the addition of Midwest Security to the State Auto Group, as a wholly-owned subsidiary of Mutual, the pooling arrangement adjustments to be considered by the Coordinating Committee in the future will likely not only deal with the pooling percentages but also the possible addition of Midwest Security to the pooling arrangements, perhaps in 1998.

         The pooling arrangement is designed to produce more uniform and stable underwriting results for State Auto P&C, Mutual and Milbank than any one company would experience individually, by spreading the risk among each of the participants. Under the terms of the pooling arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies on the basis of their participation in the pool. One effect of the pooling arrangement is to give State Auto P&C, Mutual and Milbank an identical mix of property and casualty insurance business on a net basis.

         The terms of the pooling arrangement were amended in December 1993 to clarify that certain liabilities created by FASB 106 (post-retirement health care benefits liability) and FASB 112 (post employment benefits liability) which did not exist when the pooling arrangement was initiated are to be carried by Mutual and not pooled except for those liabilities associated with the transfer of certain executives to State Auto P&C. See "Management Agreement."

         An Amended and Restated Reinsurance Pooling Agreement was executed to be effective as of July 1, 1996 as a consequence of a reinsurance transaction entered into by State Auto P&C. The sole substantive change effected by this agreement was to exclude from the scope of the pooling arrangement catastrophic loss claims and loss adjustment expenses insured by State Auto P&C, Mutual and Milbank in the amount of $100,000,000 in excess of $120,000,000 but less than $220,000,000 and the premium for such exposures. State Auto P&C has become the reinsurer for the State Auto Group of property casualty companies for this layer of reinsurance under a Catastrophe Assumption Agreement. See "Reinsurance."

         The following table sets forth the loss ratios by line of insurance and the combined ratios for the Company, prepared in accordance with accounting practices prescribed or permitted by state insurance authorities, for the periods indicated. The loss ratio is the ratio of incurred losses and associated expenses to net earned premiums ("loss ratio"). The combined ratio is a traditional measure of underwriting profitability. The combined ratio is the sum of (a) the loss ratio; and (b) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses, to net written premium ("expense ratio"). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income or federal income taxes. The Company's operating income depends on income from underwriting operations, investments and management fees.


                                                Year Ended December 31(1)
                                   ---------------------------------------------
                                            1996           1995           1994
                                            ----           ----           ----
Loss ratios:
     Automobile ...............             69.5%          74.1%           76.6%
     Homeowners and Farmowners             101.7%          73.1%           89.1%
     Commercial multi-peril ...             70.1%          66.6%           78.3%
     Workers' compensation ....             46.8%          38.6%           53.6%
     Fire and allied lines ....             76.4%          49.4%           71.2%
     Other commercial liability             56.5%          69.7%           60.2%
     Other personal lines .....             34.9%          32.5%           35.4%
     Other commercial lines ...             11.0%          13.0%           12.2%
                                            ----           ----           -----
Total loss ratio ..............             72.6%          68.6%           75.1%
Expense ratio .................             26.4%          30.1%           25.9%
                                            ----           ----           -----
Combined ratio ................             99.0%          98.7%          101.0%
                                            ====           ====           =====

------------------

(1) This reflects a combination of the loss ratios of State Auto P&C and National, after giving effect to reinsurance and the pooling arrangement as amended effective July 1, 1996.

------------------

NON-STANDARD AUTOMOBILE INSURANCE

         In October 1991, State Auto Financial formed a new subsidiary, National, to write personal automobile insurance for nonstandard risks. National began writing insurance in Ohio in February 1992. It began writing in West Virginia in October 1993, Tennessee and Mississippi during August 1994 and Kentucky during March 1995. It entered Arkansas and Georgia in December 1996 and Minnesota in February 1997. Currently licensed in eight (8) additional states, National presently anticipates beginning operations in three (3) of these states during 1997. It is also seeking certificates of authority in several additional states to facilitate further expansion as management determines. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because insureds have poor loss experience or a history of late payments of premium. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

MARKETING

         The Company entered Oklahoma in 1996, its 23rd state of operations. In its twenty-three states, it markets its products through approximately 10,600 insurance agents associated with approximately 1,760 independent insurance agencies. Neither the Company, Mutual, nor Milbank has any contracts with managing general agencies. National is also marketing its non-standard products through the Company's existing network of independent agents in its states of operation.

         Because independent insurance agents have significant influence over which insurance company will be selected to write insurance policies for their customers, management views the independent insurance agent as the primary customers of the Company. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. Programs and procedures have been implemented and are continually being developed to enhance agency relationships. Senior management and branch office staff regularly travel to states in which the Company does business to meet with agents. The Company has instituted training programs which involve both products training and sales training on how to market insurance products with disciplined follow up and coaching. The Company is actively involved in promoting single entry multi-company electronic interface which creates efficiencies for both agencies and the Company. The use of electronic interface is growing among the Company's agencies. Several software tools to facilitate this process are available, including software called Semci Partner(R) developed and marketed by SIS. The Company and Mutual are actively encouraging their agencies to utilize Semci

Partner(R), including offering various incentives. Also, the Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. As a further incentive, the Company recognizes its very top agencies and distinguishes them with various additional trip and financial incentives. Finally, the Company shares with selected agencies the cost of certain approved advertising.

         In an effort to strengthen agency commitment to producing profitable business and further develop its relationships with its agency force, the Company has a plan whereby agents can apply a portion of their commission income towards purchasing stock of the Company on a monthly basis. The plan is administered by the Company's transfer agent which uses commission dollars assigned by agents to purchase shares through a broker on a monthly basis. As of year end 1996, there were 315 agents participating in this agent stock purchase plan.

         Under the Company's agency agreements with independent insurance agents, each agent is authorized to sell and bind insurance coverages in accordance with established procedures and to collect and remit premiums. The authority of agents to bind an insurance company is common practice in the property and casualty insurance industry. The risk to the Company is minimized because it has the right to terminate coverage on a risk or policy bound by the agent. In addition, the Company does not grant binding authority to agents on risks it considers to present a greater than normal exposure to loss. Each agent receives a percentage of direct premiums written as a commission and a share of the underwriting profits generated by insurance placed by them as bonus compensation subject to certain qualifying conditions as set forth in the agency agreement.

         The Company receives premiums on products marketed in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia and West Virginia. For the year ended December 31, 1996, the seven states that contributed the greatest percentage of direct premiums written to the Company, Milbank and Mutual were Ohio (23%), Kentucky (10.8%), Tennessee (7.0%), Maryland (5.9%), North Carolina (5.7%), South Carolina (5.6%),and Minnesota (5.1%).

CLAIMS

         Insurance claims on policies written by the Company are usually investigated and settled by staff claims adjusters. The Company's claims policy emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims, and control of external claims adjustment expenses. This claims policy is designed to support the Company's marketing efforts by providing agents and policyholders with prompt service.

         Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. Upon receipt, each claim is reviewed and assigned to an adjuster based upon its type, its severity and class of insurance. The claims department is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Any property or casualty claims estimated to reach $100,000 or above are sent to the home office to be supervised by claims department specialists. In territories in which there is not sufficient volume to justify having full-time adjusters, the Company uses independent appraisers and adjusters to evaluate and settle claims under the supervision of claims department personnel.

         The Company attempts to minimize claims costs by using its internal claims staff to settle as many claims as possible, and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service. The Company's in-house trial counsel operation created in Cleveland, Ohio in 1993 to represent insureds in third party claim litigation has achieved its objectives of reducing the cost of defending claims. The Company's review of its operations to determine where in-house trial counsel operations could be economically feasible to implement, resulted in the opening of a second in-house trial counsel's office in Baltimore, Maryland in August 1995 and a second lawyer was added in that Baltimore office in 1996.

         In 1996, the Company and Mutual installed third party proprietary software to assist claims adjusters in evaluating bodily injury claims, except for the most severe injury cases. The software has proven to be a valuable tool in helping adjusters negotiate bodily injury settlements more effectively.

INVESTMENT MANAGEMENT SERVICES

         Stateco has been providing investment management services since April 1, 1993. These services are provided to all insurance companies affiliated with the Company or Mutual, including Mutual, Milbank, State Auto Life Insurance Company (a subsidiary of Mutual), State Auto P&C and National. Stateco has entered into an Investment Management Agreement with each of these entities, pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate. In addition, with the acquisition of Midwest Security (see "General Development of Business"), Stateco has entered into an Investment Management Agreement with Midwest Security, effective as of January 1, 1997. Stateco has presented proposals to other potential clients although Stateco has not yet reached an agreement to engage in investment management services on behalf of a non-affiliated company.

INSURANCE PREMIUM FINANCE SERVICES

         Through Stateco, the Company provides insurance premium finance services to certain policyholders of Mutual, State Auto P&C and Milbank. Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. On certain large commercial policies, the premium cost may be difficult for a policyholder to pay in one sum. Stateco makes loans to commercial insurance policyholders for the term of an insurance policy to enable them to pay the insurance premium in installments over the term of the policy, and retains a contractual right to cancel the insurance policy if the loan installment is not paid on a timely basis. As of December 31, 1996, Stateco had a net loan receivable balance from policyholders of these companies of approximately $923,000.

INSURANCE SOFTWARE BUSINESS

         SIS is developing and selling software used by insurance companies and agencies to allow more efficient and effective electronic management and communication of policyholder data from insurers to agents (download) and from agents to insurers (upload). SIS' principal product, Semci Partner(R), is an alternative to significantly more costly agency management systems which SIS believes will be attractive to a substantial segment of independent insurance agencies. SIS' principal customer is Mutual, but it is engaged in pilot programs with other insurers to show the value of Semci Partner(R) to those insurers and their agents. In addition, it has sold copies of Semci Partner(R) directly to agents. SIS' revenue from Semci Partner(R) and other SIS software sales is not material to the Company at this time.

MANAGEMENT AGREEMENT

         The Company operates and manages its business in conjunction with Mutual and Milbank under a management agreement which was restructured pursuant to an Amended and Restated Management Agreement effective April 1, 1994. Under this agreement, State Auto P&C provides executive management services for Mutual, Milbank, State Auto Life, and National, overseeing the insurance operations of all these companies all of which are parties to the agreement. State Auto P&C does not provide investment management services, because these services are provided by Stateco. See "Investment Management Services." A management fee is paid by Mutual, Milbank, State Auto Life and National for the services provided by State Auto P&C equal to 2% of the five year average of annual statutory statement "surplus as regards policyholders", less valuations for managed subsidiaries, of each managed company. The Amended and Restated Management Agreement also imposes a performance standard which could result in State Auto P&C not being entitled to the fee for a particular quarter if a managed company's performance does not meet the standard incorporated in the agreement. Management believes that the amount of the management fee charged is fair and reasonable. In 1996, the managed companies paid a management fee of $5,083,000 to State Auto P&C.

         In addition to the above-described Amended and Restated Management Agreement, the Company and Mutual entered into a Management Agreement with Midwest Security, which agreement was effective January 1, 1997 (the "Midwest Management Agreement"). Mutual is providing clerical and non-executive employees to Midwest Security. The Company provides executive management services to Midwest Security in return for a management fee. Under this agreement, the Company's management fee is based on direct written premium of Midwest Security. The fee set for 1997 is 0.75% of direct written premium of Midwest Security and it includes a performance standard, as well. At this time, Midwest Security is not participating in the pooling arrangement.

         Under the Amended and Restated Management Agreement, Mutual provides the Company with the facilities, clerical personnel and other non-executive employees necessary to run its day-to-day operations. All costs incurred by Mutual with respect to underwriting expenses and loss expenses incurred on behalf of Mutual, State Auto P&C and Milbank continue to be shared pro rata between Mutual, State Auto P&C and Milbank through the pooling arrangement. "See Pooling Arrangement." For companies not participating in the pooling arrangement, like National and Midwest Security, expenses directly attributable to a particular company continue to be charged to that company and expenses of personnel who are not dedicated entirely to work for a particular company are allocated among the companies based on an estimate of time devoted by such personnel to each company for which services are rendered. Mutual also charges rent, which is determined under statutory accounting principles, to each company which has dedicated space within Mutual's facilities (currently National, Stateco and State Auto Life).

         The Amended and Restated Management Agreement and the Midwest Management Agreement set forth procedures for potential conflicts of interest. Generally, business opportunities presented to the common officers of the companies, other than business opportunities that meet certain criteria, must be presented to a four-member coordinating committee consisting of two directors of Mutual, who represent the interests of Mutual and its subsidiaries, and two directors of the Company, who represent the interests of the Company. This committee reviews and evaluates the business opportunity using such factors as it considers relevant. Based upon such review and evaluation, this committee then makes recommendations to the respective boards of directors as to whether or not such business opportunity should be pursued and if so, by which company. The boards of directors of Mutual and of the Company and, when appropriate, a subsidiary, must then act on the recommendation of the committee after considering all other factors they deem relevant.

         The Amended and Restated Management Agreement has a ten year term ending March 31, 2004, and automatically renews for an additional ten year term unless any of the managed companies terminates its participation, or the manager, State Auto P&C, terminates the agreement upon not less than two years advance written notice of nonrenewal. The Midwest Management Agreement also has a ten year term ending December 31, 2006 and automatically renews for an additional ten year term unless sooner terminated in accordance with its provisions. The Amended and Restated Management Agreement may also be terminated by any of the managed companies upon events constituting a change of control or potential change of control (as defined in the Amended and Restated Management Agreement) of the Company, upon agreement between a managed company and State Auto P&C and, the agreement is terminated automatically with respect to a party if it is subject to insolvency proceedings. Milbank may terminate its participation in the Amended and Restated Management Agreement upon 120 days notice. If the Amended and Restated Management Agreement is terminated for any reason, the Company would have to locate facilities, personnel and management to continue its operations. Mutual and State Auto P&C have jointly developed or paid for all accounting, mainframe processing and insurance marketing systems used in their businesses.

RESERVES

         Loss reserves are estimates at a given point in time of what an insurer expects to pay to claimants, based on facts, circumstances and historical trends then known. It can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

         The Company maintains reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses.

         Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Loss reserves are reviewed on a regular basis and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes.

         Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65,464,000) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the pooling arrangement percentages effective on December 31, 1990, will be reimbursed by Mutual. As of December 31, 1996, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

         The following table presents one year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 1996:


                                                              Year Ended December 31
                                              -------------------------------------------------
                                                  1996                1995                1994
                                                                 (in thousands)
Reserve for losses and loss expenses
     at beginning of year(1)                   $161,297            $126,742            $123,337
                                              ---------           ---------           ---------
Provision for losses and loss
     expenses occurring:
         Current year                           194,568             171,449             139,211
         Prior years(2)                         (21,028)            (12,536)             (7,748)
                                              ---------           ---------           ---------
             Total                              173,540             158,913             131,463
                                              ---------           ---------           ---------
Loss and loss expense payments
     for claims occurring during:
         Current year                           116,983              95,011              75,977
         Prior years                             61,670              62,248              52,081
                                              ---------           ---------           ---------
             Total                              178,653             157,259             128,058
                                              ---------           ---------           ---------
Impact of pooling change 1/1/95                      --              32,901                  --
                                              ---------           ---------           ---------
Reserve for losses and loss expenses
                                              ---------           ---------           ---------
     at end of year (1)                        $156,184            $161,297            $126,742
                                              =========           =========           =========

---------------

(1) This line item is net of reinsurance receivable on losses and loss expenses payable of approximately $9,691,000, $9,278,000, and $7,007,000, for the years 1996, 1995 and 1994, respectively.

(2) This line item shows redundancies in the provision for losses and loss expenses attributable to prior years in the amounts of approximately $21,028,000, $12,536,000, and $7,748,000, for the


         years 1996, 1995 and 1994, respectively. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to lower inflation. This along with fundamental improvements primarily in the auto liability and workers' compensation lines of business resulted in incurred losses and loss expenses developing favorably.

----------------

         The following table sets forth the development of reserves for losses and loss expenses from 1986 through 1996 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

         The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

         The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 1996, the Company had paid 87.6% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1987.

         The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1986 reserve has developed a $330,000 redundancy over ten years. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

         In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1989, but incurred in 1986, will be included in the cumulative redundancy amount for years 1986, 1987 and 1988. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         Participation in the pooling arrangement is reflected beginning in 1987. On January 1, 1987, as a result of the reinsurance pooling arrangement commencing on that date, State Auto P&C's obligation for unpaid losses and loss expenses was redefined from its former obligation to 20% of the obligations of State Auto P&C and Mutual combined. The result of initial pooling increased State Auto P&C's liability for losses and loss expenses. This is reflected in the first line of the 1987 column. Effective, January 1, 1992, the pooling percentage was changed whereby State Auto P&C increased its share in the pooled losses and loss expenses from 20% to 30%. This increase is reflected in the 1992 column. Effective January 1, 1995, the pooling percentage was again changed adding Milbank to the pool and increasing State Auto P&C's share in the pooled losses and loss expenses from 30% to 35%. This increase is reflected in the 1995 column. An amount of assets equal to the increase in net liabilities was transferred to State Auto P&C from Mutual in 1987, 1992 and 1995 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1987, 1992 and 1995 has been netted against and has reduced the cumulative amounts paid for years prior to 1987 for the January 1, 1987 initial pooling arrangement, for years prior to 1992 for the January 1, 1992 pooling change and for years prior to 1995 for the January 1, 1995 pooling change.


                         [See table on following page.]

                           State Auto Financial Corp.
                             Years Ended December 31


                                              1986           1987           1988           1989           1990           1991

                                                                          (Dollars in Thousands)

Net liability for losses
  and loss expenses payable                $29,680        $45,771        $51,142        $58,203        $65,464        $71,139

Paid (cumulative)
  as of:
   One year later                             34.9%          47.8%          47.7%          48.1%          43.3%          12.2%
   Two years later                            63.3%          68.6%          65.7%          68.8%          46.1%          43.0%
   Three years later                          78.1%          78.1%          76.0%          70.9%          62.9%          58.7%
   Four years later                           85.3%          82.6%          76.1%          79.9%          71.8%          64.4%
   Five years later                           87.5%          81.7%          80.8%          84.4%          75.7%          68.7%
   Six years later                            86.1%          84.3%          83.0%          85.9%          78.3%
   Seven years later                          88.6%          85.8%          83.8%          88.0%
   Eight years later                          90.0%          86.4%          85.4%
   Nine years later                           91.1%          87.6%
   Ten years later                            92.6%


Net liability re-estimate
  as of:
   One year later                             99.2%          94.1%          93.7%          98.0%          95.4%          91.2%
   Two years later                            98.2%          93.2%          91.6%          97.4%          92.1%          87.2%
   Three years later                          97.2%          92.2%          91.3%          95.9%          89.7%          85.4%
   Four years later                           96.6%          92.1%          90.4%          95.4%          88.1%          84.7%
   Five years later                           96.4%          91.2%          90.6%          95.0%          89.3%          83.0%
   Six years later                            95.5%          91.6%          89.9%          95.9%          88.3%
   Seven years later                          96.2%          90.8%          91.5%          95.4%
   Eight years later                          95.3%          93.2%          91.3%
   Nine years later                           99.0%          93.1%
   Ten years later                            98.9%

Cumulative redundancy (deficiency)            $330         $3,177         $4,438         $2,697         $7,662        $12,119

Cumulative redundancy (deficiency)             1.1%           6.9%           8.7%           4.6%          11.7%          17.0%

Gross* liability - end of year
Reinsurance receivable
Net liability - end of year

Gross liability re-estimated - latest
Reinsurance receivable re-estimated - latest
Net liability re-estimated - latest






(Continued)
                                                 1992            1993            1994            1995          1996



Net liability for losses
  and loss expenses payable                  $119,044        $123,337        $126,743        $161,298      $156,184

Paid (cumulative)
  as of:
   One year later                                41.3%           42.2%           23.2%           38.2%         --
   Two years later                               60.9%           52.9%           44.6%
   Three years later                             67.3%           64.0%
   Four years later                              73.0%
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later


Net liability re-estimate
  as of:
   One year later                                92.7%           93.7%           90.1%           87.0%         --
   Two years later                               90.5%           90.8%           82.1%
   Three years later                             88.2%           86.9%
   Four years later                              86.6%
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Cumulative redundancy (deficiency)            $15,896         $16,179         $22,733         $21,028          --

Cumulative redundancy (deficiency)               13.4%           13.1%           17.9%           13.0%         --

Gross* liability - end of year                                                               $170,578      $165,875
Reinsurance receivable                                                                         $9,280        $9,691
Net liability - end of year                                                                  $161,298      $156,184

Gross liability re-estimated - latest                                                            87.6%
Reinsurance receivable re-estimated - latest                                                     99.0%
Net liability re-estimated - latest                                                              87.0%


* Gross liability includes: Direct & assumed losses & loss expenses payable.

         The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

                                         1996              1995              1994
                                         ----              ----              ----
                                                    (in thousands)
GAAP losses and loss
     expenses payable                  $165,875          $170,575          $133,750
Less:  reinsurance receivable
     on losses                            9,691             9,278             7,007
Add:  salvage and subrogation
     recoverable                          8,265             7,378             5,136
                                       --------          --------          --------
STAT losses and loss
     expenses payable                  $164,449          $168,675          $131,879
                                       ========          ========          ========

INVESTMENTS

         The Company's investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company's investment portfolio is managed separately from that of Mutual and its affiliates and investment results are not shared by Mutual, State Auto P&C and Milbank through the pooling arrangement. The Company has investment policy guidelines with respect to purchasing fixed income investments which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 2.0% of assets, other than obligations of the U.S. government or government agencies, for which there is no limit. The Company's decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company's liquidity requirements at any given time; and (f) the Company's current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The investment management services on behalf of the Company and Mutual and its subsidiaries are performed by Stateco, although investment policies to be implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors. See "Investment Management Services."

          Strategies as to specific investments can change depending on the current federal tax position, market interest rates and general market conditons. Consequently, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", adopted effective December 31, 1993, the Company segregates a portion of its fixed maturity investments for the purpose of providing greater flexibility in the investment portfolio. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held-to-maturity and carried at amortized cost. Fixed maturities that may be sold, thereby providing the Company the flexibity noted above, are categorized as available-for-sale and are carried at fair value. In December 1995, the Company reclassified from the held-to-maturity category to the available-for-sale category fixed maturities with an amortized cost of $84.6 million. This reclassification was performed in accordance with the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Fixed maturities available-for-sale totaled $294.1 million and $278.3 million at December 31, 1996 and 1995, respectively.

         During the fourth quarter of 1994, the Company converted its equity securities portfolio to fixed maturities in an effort to generate additional investment income and increase the effective yield on the investment portfolio. During 1996, the Company continued this investment strategy.

         The table below provides information about the quality of the Company's fixed maturity portfolio


                             Bond Portfolio Quality

               Investment Grade Corporates
               and Municipals                           59.6%

               U.S. Governments                         24.1%

               U.S. Government Agencies                 16.3%


         The following table sets forth the Company's investment results for the periods indicated:


                                                  Year Ended December 31
                                    -----------------------------------------------
                                        1996               1995                1994
                                        ----               ----                ----
                                                   (Dollars in thousands)

Average invested assets (1)          $387,579           $354,346           $279,344
Net investment income (2)             $23,879            $22,617            $17,756
Average yield                            6.16%              6.38%              6.36%

--------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities, equity securities and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.
--------------

REGULATION

         The Company. Most states have enacted legislation that regulates insurance holding company systems. Ohio, the domiciliary state of Mutual and National, has adopted legislation regulating the activities of those companies. South Carolina has adopted legislation regulating the activities of State Auto P&C as the South Carolina domiciled member of the holding company system, as has South Dakota which is the domiciliary regulator of Milbank. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Mutual, State Auto P&C, National and Milbank at any time, require disclosure of material transactions involving insurer members of the holding company system and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends from State Auto P&C and National to State Auto Financial. Pursuant to these laws, all transactions within the holding company system affecting Mutual, State Auto P&C, National and Milbank must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer.

         South Carolina insurance law provides that no person may acquire direct or indirect control of State Auto P&C unless it has obtained the prior written approval of the Chief Insurance Commissioner of South Carolina for such acquisition. Any purchaser of 10% or more of the outstanding Common Shares would be presumed to have acquired control of State Auto P&C, unless such presumption is rebutted. Ohio law has similar provisions in place which would be applicable to National.

         In addition to being regulated by the insurance department of its state of domicile, each insurance company is subject to supervision and regulation in the states in which it transacts business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which State Auto P&C, Mutual, National and Milbank transact business have enacted laws which restrict their underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws adversely affect the ability of the foregoing companies to earn a profit on their underwriting operations.

         Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time.

         There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of National or the insurers participating in the pooling arrangement.

         Dividends. State Auto P&C and National are subject to regulations and restrictions under which payment of non-extraordinary dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities.

         The National Association of Insurance Commissioners, an association of the chief insurance regulators from the fifty states, the District of Columbia and U.S. Territories ("NAIC"), has created a certification process for state insurance departments in an effort to bolster state regulation of insurers' solvency. One element of the certification process includes a requirement that a state has in place a variety of "model" laws and regulations which, in the NAIC's view, enhance the ability of the state regulators to effectively regulate insurance company solvency. Both the South Carolina Insurance Department and the Ohio Insurance Department, the domiciliary regulator for State Auto P&C and National respectively, have been certified by the NAIC.

         Insurers are permitted to pay dividends without prior approval from the domiciliary insurance department unless the dividend is an "extraordinary dividend." In South Carolina, an extraordinary dividend is one which, when considered with all other dividends paid in the last 12 months, is an amount more than the greater of 10% of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or the statutory net income not including net realized capital gains or losses for the previous year ended December 31. In Ohio, the definition is substantialy the same as in South Carolina except that net income does not exclude net realized capital gains and losses. Both South Carolina and Ohio require notice of all dividends within five business days after declaration and at least ten days prior to payment. In addition, the law in both Ohio and South Carolina gives the Commissioner the authority to limit a non-extraordinary dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus as regards policyholders is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs, provided the Commissioner acts within the ten calendar days prior to payment. Pursuant to these rules, $12.3 million is available for payment to State Auto Financial as a dividend from State Auto P&C and National during 1997 without prior approval under current law.

         Rate and Related Regulation. The Company is not aware of any adverse legislation or regulation that has been adopted by any state where the Company did business during 1996 which would present material obstacles to the Company's overall business. On the federal level, however, there is still the possibility that the Department of Housing and Urban Development ("HUD") will seek to regulate homeowner underwriting practices under the authority of the Fair Housing Act. Court decisions in the federal courts have generally upheld HUD's right to regulate homeowner insurance underwriting practices. If HUD regulations are promulgated, and these include a disparate impact standard for the determination of illegal discrimination, such regulations could present a significant underwriting challenge to the Company.

         In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers operations, the NAIC created what it calls risk-based capital requirements. The NAIC imposed on property and casualty insurers a risk-based capital requirement to be applicable as of year end 1994. Each insurer affiliated with the Company exceeded all standards tested by the formula applying risk-based capital requirements as of year-end 1996.

         The property and casualty insurance industry is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify the level of risk which insurers had expected to assume in a number of ways, including eliminating exclusions, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant's rights of action or amounts recoverable and so reduce the costs borne by insurance mechanism. These court decisions can adversely affect an insurer's profitability. They also create pressure on rates charged for coverages adversely affected and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer.

REINSURANCE

         The Company, Mutual, and Milbank follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Effective January 1, 1995, reinsurance premiums and reimbursements are allocated between State Auto P&C, Milbank and Mutual according to their relative pooling percentages. National does not directly participate in the pooling arrangement. Although reinsurance does not legally discharge State Auto P&C, Mutual, National, or Milbank from primary liability for the full amount of their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded.

         State Auto P&C, Milbank, National and Mutual have separate working reinsurance treaties for property and casualty lines with several reinsurers arranged through a reinsurance broker. Under the property excess of loss treaty, State Auto P&C, Milbank, National and Mutual are responsible for the first $1,000,000 of each defined loss and the reinsurers are responsible for 100% of the excess over $1,000,000 up to $5,000,000 of such defined loss, depending upon the nature of the injury or damage. The rates for this reinsurance are negotiated annually.

         The terms of the casualty excess of loss program provide for State Auto P&C, Milbank, Mutual, and National to be responsible for the first $2,000,000 of a covered loss. The reinsurers are responsible for 100% of the loss excess of $2,000,000 and up to $5,000,000. Also, certain unusual claim situations involving bodily injury liability, property damage liabillity, uninsured motorist, personal injury protection and workers' compensation insurance are covered by arrangements which provide for $10,000,000 of coverage in two $5,000,000 layers, above a $5,000,000 retention for each loss occurrence. These two layers of reinsurance sit above the $3,000,000 excess of $2,000,000 arrangement.

         In addition, State Auto P&C, Mutual, and Milbank have secured other reinsurance to limit the net cost of large loss events for certain types of coverages. Included are umbrella liability losses which are reinsured up to a limit of $15,000,000 above a maximum $500,000 retention. The companies also make use of the facultative market for unique risk situations and participate in involuntary pools and associations in certain states.

         Catastrophe reinsurance has been arranged for property business, including automobile physical damage. Effective July 1, 1996, the Company and Mutual negotiated a change in their catastrophe reinsurance program. The amount retained by State Auto P&C, Mutual, Milbank and National is $40.0 million for each occurrence, an increase of $20.0 million over the retention in the prior program. For up to $80.0 million in losses, excess of the $40.0 million retention, traditional reinsurance coverage is provided with a 5% co-participation on each layer of the $80.0 million of total traditional reinsurance coverage. In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, State Auto Financial has entered into a structured contingent financing transaction with Chase Manhattan Bank ("Chase") to provide up to $100.0 million to be used to cover such catastrophe losses. Under this arrangement, in the event of such a loss, State Auto Financial would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders (the "Lenders"). State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a Catastrophe Assumption Agreement in the amount of $100.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. State Auto Financial is obligated to repay SPC (which will repay the lenders) by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling arrangement as well by virtue of an Amended and Restated Reinsurance Pooling Agreement. See "Pooling Arrangement." In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

         National has entered into a reinsurance agreement with Mutual. Pursuant to the agreement, on an excess of loss basis, Mutual assumes all liability losses in excess of National's $50,000 retention; on a quota share basis, Mutual assumes 20% of all losses - and premiums - within National's $50,000 retention. The excess of loss coverage is intended to insulate National from shock losses while the quota share arrangement is intended to slow the drain on statutory surplus which can normally be expected with a rapid increase in premium writings.

         Midwest Security has also entered into reinsurance agreements with Mutual. Under an umbrella quota share agreement, Mutual reinsures on a per risk basis, 100% of the first and second $1,000,000 in umbrella coverage written by Midwest Security. Mutual also has a property catastrophe excess of loss agreement with Midwest Security under which Mutual is liable for 100% of $5,000,000 of losses excess a $100,000 retention in three different layers. Mutual also has written a property casualty multiple line excess of loss agreement with Midwest Security under which Midwest Security bears the first $50,000 of each loss (except for $25,000 in case of private passenger auto physical damage) with Mutual bearing the excess over the retention, subject to a limit of $500,000 in casualty and $1,000,000 in property. Mutual also wrote for Midwest Security a second casualty excess of loss agreement for $1.5 million in excess of $500,000 for liability coverages referenced under the first multiple line excess of loss agreement. Management believes the premiums charged to Midwest Security for these reinsurance agreements are comparable to those that would be charged by a third party reinsurer. The premiums and losses assumed under these reinsurance agreements are pooled by Mutual pursuant to the pooling arrangement.

COMPETITION

         The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See "Marketing." The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

EMPLOYEES

         As of March 4, 1997, the Company had 39 employees. See "Management Agreement." All of the other personnel providing services to State Auto Financial and its subsidiaries are employed by Mutual and made available under the terms of the Amended and Restated Management Agreement. See "Management Agreement." At December 31, 1996, Mutual had approximately 1,300 full-time employees. Employees of the Company and of Mutual are not covered by any collective bargaining agreement. Management of Mutual and of the Company consider their relationship with the employees to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name of Executive Officer and                   Principal Occupation(s)               An Executive Officer
Position(s) with Company (1)(2)     Age       During the Past Five Years              of the Company Since
-------------------------------     ---       --------------------------              --------------------
Robert L. Bailey,                   63     Chairman of the Board of STFC 3/93 to             1991
    Chairman of the Board,                 present; Chief Executive Officer of
and Chief Executive Officer                STFC 5/91 to present; President of
                                           STFC, 5/91 to 5/96; Chairman of the
                                           Board of State Auto P&C and Mutual
                                           3/93 to present; Chief Executive
                                           Officer of State Auto P&C and Mutual,
                                           5/89 to present; President of State
                                           Auto P&C and Mutual, 5/89 to 5/96;
                                           Chairman of the Board of National
                                           3/93 to present; Chief Executive
                                           Officer of National 10/91 to present;
                                           President of National 10/91 to 5/96;
                                           Chairman of the Board of Stateco 3/93
                                           to present; Chief Executive Officer
                                           of Stateco 5/89 to present; President
                                           of Stateco 5/89 to 5/96; Chairman of
                                           the Board and Chief Executive Officer
                                           of SIS 7/95 to present

Robert H. Moone,                    53     President and Chief Operating Officer             1991
    President and                          of STFC, 5/96 to present; Executive
    Chief Operating Officer                Vice President,  11/93 to 5/96 and prior
                                           thereto Vice President of STFC;
                                           President and Chief Operating Officer
                                           of State Auto P&C, Mutual and
                                           National, 5/96 to present; Executive
                                           Vice President, 11/93 to 5/96 and
                                           prior thereto, Senior Vice President
                                           of State Auto P&C, Mutual and
                                           National; President and Chief
                                           Operating Officer of Stateco, 5/96 to
                                           present

Urlin G. Harris, Jr.,               60     Executive Vice President, Treasurer,              1991
    Executive Vice President,              and Chief Financial Officer of STFC,
    Treasurer and Chief                    11/93 to present, and prior thereto
    Financial Officer                      Senior Vice President, Treasurer, and
                                           Chief Financial Officer of STFC; and
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer,
                                           11/93 to present, and prior thereto,
                                           Senior Vice President and Treasurer
                                           of State Auto P&C, Mutual and
                                           National; Vice President and Chief
                                           Financial Officer of Stateco 5/89 to
                                           present; Vice Chairman and Treasurer
                                           of SIS 7/95 to present

John R. Lowther,                    46     Vice President, Secretary and General             1991
    Vice President, Secretary              Counsel of STFC, 5/91 to present; Vice
    and General Counsel                    President, Secretary and General
                                           Counsel of State Auto P&C and Mutual,
                                           8/89 to present; Vice President,
                                           Secretary and General Counsel of
                                           National 10/91 to present; Secretary
                                           of Stateco 5/89 to present; Vice
                                           President, Secretary and General
                                           Counsel of SIS 7/95 to present


 Name of Executive Officer and                   Principal Occupation(s)                An Executive Officer
 Position(s) with Company (1)(2)    Age         During the Past Five Years              of the Company Since
 -------------------------------    ---         --------------------------              --------------------

Michael F. Dodd,                    59     Senior Vice President of STFC, 5/91 to            1991
    Senior Vice President                  present; Senior Vice President of State
                                           Auto P&C and Mutual 2/89 to present;
                                           Senior Vice President of National 10/91
                                           to present

Terrence L. Bowshier,               44     Vice President and Comptroller of STFC,           1991
    Vice President and                     State Auto P&C, and Mutual 5/91 to
    Comptroller                            present; Vice President and Comptroller
                                           of National 10/91 to present; Treasurer
                                           and Comptroller of Stateco 5/84 to
                                           present; Vice President and Comptroller
                                           of SIS, 7/95 to present

James E. Duemey,                    50     Vice  President and  Investment  Officer          1991
    Vice President and                     of STFC, State Auto P&C and Mutual 5/91
    Investment Officer                     to present; Vice President and Investment
                                           Officer of National 10/91 to present;
                                           Vice President of Stateco 3/93 to present

Terrence P. Higerd,                 52     Vice President of STFC, 5/91 to                   1991
    Vice President                         present; Vice President of State Auto P&C
                                           and Mutual 6/87 to present; Vice
                                           President of National 10/91 to present

Steven J. Johnston,                 38     Vice President of STFC, Mutual, State             1994
    Vice President                         Auto P&C, and National, 5/95 to
                                           present; Assistant Vice President of
                                           Mutual, State Auto P&C and National 8/92
                                           to 5/95; Assistant Secretary of Mutual
                                           and State Auto P&C, 5/91 to 8/92

Robert A. Lett                      58     Vice President of Mutual and State Auto           1994
                                           P&C 2/88 to present; Vice President of
                                           National 10/91 to present

John B. Melvin                      47     Vice President of Mutual, State Auto              1994
                                           P&C and National 11/93 to present; and
                                           prior thereto an officer of Mutual and
                                           State Auto P&C

 Cathy B. Miley                     47     Vice President of Mutual, State Auto              1995
                                           P&C and National 3/95 to present;
                                           Assistant Vice President of Mutual, State
                                           Auto P&C and National 8/92 to 3/95;
                                           Assistant Secretary of Mutual and State
                                           Auto P&C 5/91 to 8/92

Richard L. Miley                    43     Vice President of Mutual, State Auto              1995
                                           P&C and National 5/95 to present;
                                           Assistant Vice President of Mutual and
                                           State Auto P&C, 8/87 to 5/95

Donald F. Moshgat                   62     Vice President of Mutual, State Auto              1995
                                           P&C and National 8/95 to present;
                                           Assistant Vice President of Mutual and
                                           State Auto P&C, 3/91 to 8/95

(1) Except for Mr. Bailey, each of the executive officers is elected by the respective company's Board of Directors for an indefinite term. Mr. Bailey has executed an employment agreement effective January 1, 1996, which is for a five year term.

(2) Each of the foregoing executive officers has been designated by the Company's Board of Directors as an officer for purposes of Section 16 of the Securities Exchange Act of 1934.

ITEM 2.  PROPERTIES
-------  ----------

         Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the Amended and Restated Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities which they share through the Management Agreement. These facilities include a 53,500 square foot regional office in Greer, South Carolina, which is owned by State Auto P&C, a 22,800 square foot regional office in Nashville, Tennessee which is leased by Mutual from a third party pursuant to a 10-year lease, a 6,600 square foot branch office in Cleveland, Ohio owned by Mutual, and a 29,000 square foot branch office in Cincinnati, Ohio owned by Mutual. Milbank owns an office facility in Milbank, South Dakota where Mutual employees provide services to Milbank agents and policyholders. Midwest Security leases an office facility in Onalaska, Wisconsin where Mutual employees service Midwest Security's agents and policyholders. Mutual also leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company. Each company maintains the facilities owned or leased by it and, because the facilities are used in common and shared, does not charge rent to the other State Auto Companies using those facilities except with respect to space within a facility dedicated to the exclusive use of a particular company. With respect to the Tennessee location, the Board of Directors of State Auto Financial and Mutual have authorized State Auto Financial to purchase land and develop an office building for Mutual to occupy as a tenant of State Auto Financial when the lease in Nashville expires in 1999.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is a party to a number of lawsuits arising in the ordinary course of its insurance business. Management of the Company believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Not applicable.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
-------  -----------------------------------------------------------------
         MATTERS
         -------

STOCK TRADING

         Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 5, 1997, there were 824 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

         Initial Public Offering -- June 28, 1991, $4.50. The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:


                     1995                 HIGH              LOW          DIVIDEND
                     ----                 ----              ---          --------

            First Quarter                $11.33            $9.17         $.033
            Second Quarter                12.83            10.75          .033
            Third Quarter                 15.67            12.50          .037
            Fourth Quarter                17.50            14.50          .037

                     1996

            First Quarter                $17.50           $14.00         $.037
            Second Quarter                16.67            15.00          .037
            Third Quarter                 16.17            13.00           .04
            Fourth Quarter                18.50            13.25           .04

            (1) Adjusted for a March 1993 two-for-one and a July 1996
                three-for-two common stock split effected in the form of a stock dividend, respectively.

         Additionally, see Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         "Selected Consolidated Financial Data" is as follows:

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                             Year ended December 31
                                                                             ----------------------
                                                                  1996        1995*     1994      1993       1992
                                                                  ----        -----     ----      ----       ----
Statements of Earnings Data:                                       (Dollars in thousands, except per share data)

Earned premiums                                                  $240,345    232,524   175,587   169,610   162,158
Net investment income                                            $ 23,879     22,617    17,756    17,222    16,912
Management services income                                       $  8,020      7,574     6,078     2,155        --
Net realized gains on investments                                $  1,401      1,201     1,506       718     1,512
                                                                 -------------------------------------------------
Total revenues                                                   $273,645    263,916   200,927   189,705   180,582
                                                                 -------------------------------------------------



Earnings before federal income taxes                             $ 30,148     35,339    19,105    16,849    11,450
                                                                 -------------------------------------------------
Net earnings before cumulative effect of change in
  accounting for income taxes                                    $ 22,602     25,542    14,662    13,646     9,296
                                                                 -------------------------------------------------
Net earnings                                                     $ 22,602     25,542    14,662    13,729     9,296
                                                                 -------------------------------------------------
Net earnings per common share before cumulative
  effect adjustment                                              $   1.25       1.42      0.82      0.76      0.53
                                                                 -------------------------------------------------
Net earnings per common share(1)                                 $   1.25       1.42      0.82      0.77      0.53
                                                                 -------------------------------------------------
Cash dividends per common share(1)                               $   0.15       0.14      0.13      0.11      0.10
                                                                 -------------------------------------------------



Balance Sheet Data at Year End:

Total investments(3)                                             $384,307    369,847   273,226   273,753   250,470
Total assets(2)                                                  $453,120    434,496   334,796   320,203   298,426
Total stockholders' equity                                       $186,461    168,252   130,186   124,332   105,399
Book value per common share(1)                                   $  10.28       9.33      7.27      6.99      5.96



Statutory Ratios:

Loss ratio                                                           72.6%      68.6      75.1      73.5      75.5
Expense ratio                                                        26.4%      30.1      25.9      29.1      29.6
Combined ratio(4)                                                    99.0%      98.7     101.0     102.6     105.1
Industry combined ratio(5)                                          107.0%     106.4     108.5     106.9     115.8
Ratio of net premiums written to statutory capital and surplus       2.08       2.32      1.85      2.02      2.14

(1)  Adjusted for a March 1993 2-for-1 and a July 1996 3-for-2 common stock split effected in the form of a stock dividend, respectively.
(2)  The Company adopted SFASNo. 113 in 1993. Prior year information has been restated to conform to the 1993 presentation.
(3)  The Company adopted SFASNo. 115, effective December 31, 1993. Prior year information has not been restated.
(4)  Derived from combined statutory financial statements on a pooled basis, including State Auto National.
(5)  Preliminary industry information for 1996 from A.M. Best Co.
* Reflects change in pooling arrangement, effective January 1, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW
   State Auto Financial Corporation (State Auto Financial), through its principal insurance subsidiary State Auto Property and Casualty Insurance Company (State Auto P&C) provides personal and commercial insurance primarily in the eastern half of the United States, excluding New York, New Jersey, and the New England states. State Auto P&C's principal lines of business include personal and commercial automobile, homeowners, commercial multiple peril, workers' compensation, general liability and fire insurance. Another insurance subsidiary, State Auto National Insurance Company (National), writes personal automobile insurance for non-standard risks. In 1996 National wrote insurance in seven states. State Auto P&C and National's products are marketed through independent agents.
   Effective April 1, 1994, State Auto P&C began providing executive management services to oversee the insurance operations of all the State Auto Insurance Companies, which include National and State Automobile Mutual Insurance Company (Mutual), a majority shareholder of State Auto Financial, and Mutual's wholly-owned subsidiaries Milbank Insurance Company (Milbank) and State Auto Life Insurance Company. Stateco Financial Services, Inc. (Stateco), another subsidiary of State Auto Financial, provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Mutual and Milbank.
   New to State Auto Financial in 1995 was Strategic Insurance Software, Inc.
(SIS), a majority owned subsidiary. In July 1995, SIS began developing and selling software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agents. SIS sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies. State Auto Financial and its subsidiaries, State Auto P&C, National, Stateco and SIS are referred to collectively as the Company.
   Since 1987 State Auto P&C has participated in a reinsurance pooling arrangement (the Arrangement) with Mutual. The Arrangement provides that all premiums, losses, loss expenses and underwriting expenses of each company be pooled and then allocated back to each company based on percentages outlined in the Arrangement. During 1994, State Auto P&C assumed 30% of the pooled business with 70% retained by Mutual. Effective January 1, 1995, the Arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the pooling participation percentages were amended to allocate 35% to State Auto P&C, 55% to Mutual and 10% to Milbank. In connection with the January 1, 1995 change in pooling percentages, State Auto P&C received cash of approximately $46 million to cover its increased share of pool liabilities. The change in the Arrangement did not affect a prior agreement between State Auto P&C and Mutual whereby Mutual agreed to reimburse State Auto P&C for the development of any losses or loss expenses on claims occurring on or prior to December 31, 1990, that are in excess of State Auto P&C's reserves on that date. As of December 31, 1996, there has been no adverse development of the liability. State Auto P&C, National, Mutual, and Milbank are referred to collectively as the State Auto Insurance Companies.


                              1996 Compared to 1995
--------------------------------------------------------------------------------
   Net earnings for the Company decreased 11.5% due primarily to numerous storm-related catastrophe claims in the first three quarters of the year. Despite these significant losses, the Company was able to produce a statutory combined ratio of 99.0% bettering preliminary industry expectations for the year of 107%.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Continued

   Earned premiums increased $7.8 million or 3.4% to $240.3 million. Direct written premiums for commercial business increased approximately 10.9% from the same 1995 period. Except for National, the Company's personal lines experienced no growth in 1996. Contributing to the results in personal lines, was the introduction of the PRIME of LIFE personal auto and homeowners plan beginning on a state-by-state basis in late 1995 (the Plan). The Plan focuses on the 50 and older segment of the personal lines market, a group that has generally produced more favorable underwriting and retention results for the industry than any other segment of the personal lines market. The Plan offers a combination of auto and homeowners discounts and enhanced coverages. As a consequence of moving existing eligible policyholders to the Plan and reflecting the actuarially justified discounts, along with conservative underwriting and newer agency appointments of more commercial lines oriented agencies, personal lines written premium was flat. The Company remains committed to profitable premium growth as it is continually reviewing current strategies and developing new programs in both commercial and personal lines sales. Positively contributing to both commercial and personal lines sales in 1996, was the Company's entry into its 23rd state of operation, Oklahoma. National, which began operations in the non-standard personal auto market in 1992, recorded an increase in its direct written premiums of approximately 43%. During the fourth quarter of 1996, National began writing business in Arkansas and Georgia and wrote its first policy in the state of Minnesota in February of 1997 bringing the total number of its operating states to eight. It anticipates beginning operations in two to three additional states during 1997.
   Net investment income increased $1.3 million or 5.6% to $23.9 million. An increase in invested assets over the same 1995 period contributed to this increase. Total amortized cost of invested assets at December 31, 1996 was $377.0 million compared to $355.4 million at December 31, 1995. The investment yield decreased to 6.16% from 6.38% in 1995.
   Management services income, which includes income generated from investment and executive management services provided by Stateco and State Auto P&C, respectively, increased $0.4 million or 5.9% to $8.0 million.
   Losses and loss expenses, as a percentage of earned premiums, increased to 72.2% from 68.3% in 1995. During 1996, the Company experienced several significant weather related catastrophes. Severe winter weather in January and February, tornado and hailstorms in the Louisville, Kentucky area in May and storm losses in Raleigh, North Carolina resulting from Hurricane Fran moving inland in September, increased losses and loss expenses by approximately $16.0 million. The impact of these storms increased this losses and loss expense ratio
6.7 points. Despite these significant losses, the Company continued to record improvements in its underlying book of business. Automobile, the Company's largest line of business, showed an improvement in its statutory loss ratio of 69.5%, down from 74.1% in 1995.
   Acquisition and operating expenses, as a percentage of earned premiums, decreased to 28.1% from 29.0% in 1995. The decrease in the ratio for 1996 is due primarily to the decrease in the amount of Quality Performance Bonus earned by nearly all permanent employees of the State Auto Companies in 1996 compared to the same periods in 1995.
   Federal income taxes decreased $2.3 million to $7.5 million. This decrease is reflective of the lower taxable income experienced by the Company in the current year. The effective tax rate decreased to 25% from 28% in 1995.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Continued

                              1995 Compared to 1994
--------------------------------------------------------------------------------
   The Company recorded a 74.2% increase in net earnings in 1995 reflecting substantial improvements in its insurance operations as well as the change in the pooling percentages. All major lines of insurance experienced an improvement operationally. The Company produced a statutory combined ratio of 98.7% compared to industry experience for the year of 106.4%.
   Earnings before federal income taxes increased $16.2 million or 85% to $35.3 million. As previously discussed, this improvement in operations reflects the positive underwriting results and the effect of the change in the pooling percentages.
   Earned premiums increased $56.9 million or 32.4% to $232.5 million primarily as a result of the change in the pooling arrangement. Absent the impact of this change, earned premiums increased $10.9 million or 4.9%. Direct written premiums for commercial lines of business increased approximately 11% from the same period in 1994. Management believes this increase is attributable to changes in the structure of the sales organization and an increase in emphasis on commercial lines of business.
   Personal lines of business, except for National's non-standard auto products, are currently experiencing a period of no real growth. Management believes this is caused by several factors, including price competition and underwriting actions taken to both reduce the Company's exposure to natural catastrophes and to maintain the quality of what it believes to be an improved book of personal lines business. Management has been emphasizing sales of personal lines by encouraging personal lines specialists to contact agents directly about personal lines sales opportunities, reviewing pricing levels, seeking new agency appointments and introducing new products. For example, in 1995 the Company appointed 109 new agents and during the fourth quarter launched its PRIME of LIFE Plan in Ohio, Indiana, Tennessee, and Arkansas. The Plan is designed to focus on the 50 and older age market by offering a combination of auto and homeowners discounts and enhanced coverages. The Plan will be introduced in most of the Company's other operating states in 1996. National began operations in Kentucky in mid-1995, bringing the total number of states it currently operates in to five. It anticipates beginning operations in at least two additional states during 1996.
   Net investment income increased $4.9 million or 27.4% to $22.6 million, primarily due to an increase in invested assets. The increase in invested assets resulted from the $46.0 million cash transfer to State Auto P&C in connection with the pooling change and an increase in cash flow from operations. The investment yield increased slightly to 6.38% from 6.36% for 1994.
   Management services income, which includes income generated from investment and executive services provided by Stateco and State Auto P&C, respectively, increased $1.5 million or 24.6% to $7.6 million. Services income for 1995 reflects four quarters of income for State Auto P&C, while 1994 reflects only three quarters as State Auto P&C commenced executive management services April 1, 1994.

   Losses and loss expenses, as a percentage of earned premiums, decreased to 68.3% from 74.9% in 1994. The extent of this improvement in the underwriting operations in its major lines of business is apparent when one considers that 1995 catastrophe losses were only slightly lower than 1994 catastrophe losses. The Company recorded an improvement in its statutory loss ratio in its largest line of business, automobile. The statutory loss ratio for automobile in 1995 was 74.1%, down from 76.6% in 1994. The Company's second largest line, homeowners, produced its best statutory loss ratio in 1995, since going public in 1991. The statutory loss ratio for homeowners in 1995 was

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Continued


73.1% compared to 89.1% for the same period in 1994. Management believes the improvement in underwriting operations in 1995 is due to the Company's continuing commitment to sound underwriting and pricing policies.

   Acquisition and operating expenses, as a percentage of earned premiums, increased to 29.0% from 28.4% in 1994. Most of the increase in this percentage was the increase over 1994 of the amount of Quality Performance Bonus (the Bonus) that was earned by nearly all permanent employees of the State Auto Companies in 1995. Performance is measured quarterly and the Bonus is earned if the State Auto Insurance Company's direct statutory combined ratio is better than predetermined targets set at the beginning of each fiscal year. The State Auto Insurance Companies performed better than the targets for each quarter of 1995 whereas in 1994 performance exceeded the targets for only two quarters. Also contributing to this increase was an increase over 1994 of the amount of bonus compensation earned by the Company's agents. Each agent shares in the underwriting profits generated by insurance placed by them. Thus, the improvement in the underwriting operations of the Company is shared with the agents who produced the profitable business.
   Federal income taxes increased $5.4 million to $9.8 million. This increase is reflective of higher taxable income experienced by the Company in the current year. The effective tax rate increased to 28% from 23% in 1994.

LIQUIDITY AND CAPITAL RESOURCES
   Liquidity refers to the ability of a company to generate adequate amounts of cash to meet its needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income and investments as they mature. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated and unanticipated short and long-term cash requirements without the need to sell fixed income investments to meet fluctuations in claim payments.
   Net cash provided by operating activities was $22.4 million and $76.4 million for 1996 and 1995, respectively. This decrease is primarily due to the fact that on January 1, 1995, $46.0 million was transferred to State Auto P&C, in connection with the amended pooling arrangement. Also contributing to this decrease was that in 1996 the Company experienced an increase in its losses and loss expense payments compared to the same time period in 1995 due to the significant weather related catastrophes discussed above. Net cash used in investing activities decreased to $21.2 million from $77.3 million in 1995. This change is due to the investing of the $46.0 million associated with the pooling change in 1995. As of December 31, 1996, funds consisting of cash and cash equivalents available for general operations were $12.9 million compared to $11.2 million at December 31, 1995.
   Effective July 1, 1996, the State Auto Insurance Companies negotiated a change in their catastrophe reinsurance program. The amount retained by the State Auto Insurance Companies is $40.0 million for each occurrence, an increase of $20.0 million over the prior program. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. To provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial entered into a structured contingent financing transaction with Chase Manhattan Bank (Chase) to provide up to $100.0 million for reinsurance purposes. Under this arrangement, in the event of such a loss, State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which will borrow the money necessary for such

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Continued


purchase from Chase and a syndicate of other lenders. State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a catastrophe reinsurance agreement in the amount of $100.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which will repay the lenders) by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling agreement as well by virtue of an Amended and Restated Reinsurance Pooling Agreement.
   In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.
   Effective July 1, 1993, Mutual acquired Milbank. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Milbank from Mutual within five years at a price determined by a formula set out in the Option Agreement. As of March 4, 1997, State Auto Financial has not exercised its right to acquire Milbank.
   On March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security, effective January 1, 1997. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Midwest Security from Mutual within five years at a price determined by a formula set out in the Option Agreement.
   The State Auto Insurance Companies' Tennessee office location is currently leased by Mutual from a third party pursuant to a 10-year lease which expires in 1999. The Boards of Directors of State Auto Financial and Mutual have authorized State Auto Financial to purchase land and develop an office building for Mutual to occupy as a tenant of State Auto Financial when the lease expires. No commitment has been made to acquire land as of March 4, 1997.
   The maximum amount of dividends that may be paid to State Auto Financial during 1997 by its insurance subsidiaries as a non-extraordinary dividend is limited to $12.3 million, without prior approval under current law. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a non-extraordinary dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.
   The National Association of Insurance Commissioners (NAIC) adopted risk-based capital requirements for property and casualty insurers effective December 31, 1994. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 1996, each member of the State Auto Insurance Companies exceeded all standards tested by the formula.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Continued

INVESTMENTS
   Stateco performs investment management services on behalf of the Company and Mutual and its subsidiaries. Investment policies followed by Stateco are set by each company's Investment Committee of its Board of Directors.
   The primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held to maturity and are carried at amortized cost. Fixed maturities that may be sold due to changing investment strategies, are categorized as available for sale and are carried at fair value.
   In December 1995, the Company reclassified $84.6 million in fixed maturities from the held to maturity category to available for sale. This reclassification was performed in accordance with the Financial Accounting Standards Board (FASB) Special Report - " A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 1996, the Company had fixed maturities with a fair value of $294.1 million designated as available for sale compared to $278.3 million at December 31, 1995.
   The Company's investable assets as of December 31, 1996 and 1995 were $397.2 million and $381.0 million, respectively. At December 31, 1996, 96.8% of the investable assets were in fixed maturities with the remaining 3.2% allocated to cash and cash equivalents.
   As of December 31, 1996, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans. The Company does not intend to change its investment policy on the quality of its fixed maturity investments.

IMPACT OF SIGNIFICANT EXTERNAL CONDITIONS
   Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amounts of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to limitations imposed for competitive pricing.
   The Company considers inflation when estimating liabilities for losses and loss expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss expenses are management's estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                         /s/ Ernst and Young LLP



Columbus, Ohio
February 21, 1997

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                          December 31
                                                                                          -----------
                                                                                        1996         1995
                                                                                        ----         ----
Assets                                                                                (dollars in thousands,
                                                                                        except share data)
Fixed maturities (notes 2 and 3):
    Held to maturity, at amortized cost (fair value $91,058 and $93,940,
      respectively) ...........................................................       $ 90,251      91,529
   Available for sale, at fair value (amortized cost $286,790 and $263,821,
      respectively) ...........................................................        294,056     278,318
                                                                                      --------     -------
Total investments .............................................................        384,307     369,847

Cash and cash equivalents .....................................................         12,868      11,227
Deferred policy acquisition costs .............................................         15,711      15,866
Accrued investment income and other assets ....................................         13,845      13,168
Net prepaid pension expense (note 8) ..........................................         10,623       9,385
Reinsurance recoverable on losses and loss expenses payable (note 5) ..........          9,691       9,278
Prepaid reinsurance premiums (note 5) .........................................          3,380       3,170
Property and equipment, at cost, net of accumulated depreciation of $1,265
   and $1,164, respectively ...................................................          2,541       2,555
Deferred federal income taxes (note 7) ........................................            154          --
                                                                                      --------     -------
Total assets ..................................................................       $453,120     434,496
                                                                                      --------     -------
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Losses and loss expenses payable (note 4) .....................................       $165,875     170,575
Unearned premiums (note 5) ....................................................         93,884      90,108
Federal income taxes (note 7):
   Current ....................................................................          2,076         565
   Deferred ...................................................................             --       2,334
Other liabilities .............................................................          2,903       1,866
Due to affiliates .............................................................          1,921         796
                                                                                      --------     -------
Total liabilities .............................................................        266,659     266,244
                                                                                      --------     -------

Commitments and contingencies (notes 5 and 13)
Stockholders' equity (notes 9, 10, and 11):
   Class A Preferred stock (nonvoting), without par value. Authorized 2,500,000
      shares; none issued                                                                   --          --
   Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
      none issued                                                                           --          --
   Common stock, without par value.  Authorized 30,000,000 shares; 18,135,526 and 18,025,375 shares issued and outstanding, respectively, at stated value
      of $5 per share .........................................................         90,678      90,127
Additional paid-in capital ....................................................          1,456         681
Net unrealized holding gains (note 2) .........................................          5,179       9,965
Retained earnings .............................................................         89,148      67,479
                                                                                      --------     -------
Total stockholders' equity ....................................................        186,461     168,252
                                                                                      --------     -------
Total liabilities and stockholders' equity ....................................       $453,120     434,496
                                                                                      --------     -------

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                                              Year ended December 31
                                                                              ----------------------
                                                                          1996        1995          1994
                                                                          ----        ----          ----
                                                                              (dollars in thousands,
                                                                             except per share amount)
Earned premiums (net of ceded earned premiums of $11,079,
   $11,273 and $9,822, respectively) (note 5) ....................     $240,345      232,524      175,587

Net investment income (note 2) ...................................       23,879       22,617       17,756
Management services income (note 6) ..............................        8,020        7,574        6,078
Net realized gains on investments (note 2) .......................        1,401        1,201        1,506
                                                                       ----------------------------------
Total revenues ...................................................      273,645      263,916      200,927
                                                                       ----------------------------------

Losses and loss expenses (net of ceded losses and loss expenses of
   $5,429, $4,745 and $4,881, respectively) (notes 4 and 5) ......      173,540      158,913      131,463
Acquisition and operating expenses ...............................       67,447       67,348       49,834
Other expense, net ...............................................        2,510        2,316          525
                                                                       ----------------------------------
Total expenses ...................................................      243,497      228,577      181,822
                                                                       ----------------------------------

Earnings before federal income taxes .............................       30,148       35,339       19,105
                                                                       ----------------------------------

Federal income tax expense (benefit) (note 7):
   Current .......................................................        7,457       10,542        3,393
   Deferred ......................................................           89         (745)       1,050
                                                                       ----------------------------------
Total federal income taxes .......................................        7,546        9,797        4,443
                                                                       ----------------------------------

Net earnings .....................................................     $ 22,602       25,542       14,662
                                                                       ----------------------------------
Weighted average common shares outstanding (note 9a) .............       18,070       17,956       17,833
                                                                       ----------------------------------

Net earnings per common share (note 9a) ..........................     $   1.25         1.42          .82
                                                                       ----------------------------------

Dividends paid per common share (note 9a) ........................     $    .15          .14          .13
                                                                       ----------------------------------

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                    Year ended December 31
                                                                                    ----------------------
                                                                            1996             1995            1994
                                                                            ----             ----            ----
                                                                                        (in thousands)
Common stock shares (note 9a):
   Beginning of year ................................................    18,025            17,905           17,794
   Issuance of common stock .........................................       110               120              111
                                                                       -------------------------------------------
   End of year ......................................................    18,135            18,025           17,905
                                                                       -------------------------------------------

Class A preferred stock:
   Beginning and end of year ........................................   $   --                --               --
                                                                       -------------------------------------------

Class B preferred stock:
   Beginning and end of year ........................................       --                 --              --
                                                                       -------------------------------------------

Common stock (note 9a):
   Beginning of year ................................................    90,127            89,523           89,968
   Issuance of common stock .........................................       551               604              555
                                                                       -------------------------------------------
   End of year ......................................................    90,678            90,127           89,523
                                                                       -------------------------------------------

Additional paid-in capital (note 9a):
   Beginning of year ................................................       681               273              --
   Issuance of common stock .........................................       775               408              273
                                                                       -------------------------------------------
   End of year ......................................................     1,456               681              273
                                                                       -------------------------------------------

Net unrealized holding gains (losses):
   Beginning of year ................................................     9,965            (2,384)           6,511
   Change in net unrealized holding gains (losses) (note 2) .........    (4,786)           12,349           (8,895)
                                                                       -------------------------------------------
   End of year ......................................................     5,179             9,965           (2,384)
                                                                       -------------------------------------------

Retained earnings (note 9a):
   Beginning of year ................................................    67,479            42,774           28,853
   Cash dividends paid ..............................................      (933)             (837)            (741)
   Net earnings .....................................................    22,602            25,542           14,662
                                                                       -------------------------------------------
   End of year ......................................................    89,148            67,479           42,774
                                                                       -------------------------------------------

                                                                       -------------------------------------------
Total stockholders' equity ..........................................  $186,461           168,252          130,186
                                                                       -------------------------------------------

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                                       1996         1995          1994
                                                                                       ----         ----          ----
                                                                                               (in thousands)
Cash flows from operating activities:
   Net earnings .............................................................     $  22,602        25,542       14,662
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net ....................................           764           557          556
      Net realized gains on investments .....................................        (1,401)       (1,201)      (1,506)
      Changes in operating assets and liabilities:
         Deferred policy acquisition costs ..................................           155           126        1,022
         Accrued investment income and other assets .........................          (677)       (3,624)      (1,980)
         Net prepaid pension expense ........................................        (1,238)         (894)      (1,266)
         Reinsurance receivable on losses and loss
           expenses payable and prepaid reinsurance premiums ................          (623)           63          126
         Other liabilities and due to  affiliates, net ......................         2,162         5,120       (3,544)
         Losses and loss expenses payable ...................................        (4,700)        1,623        3,193
         Unearned premiums ..................................................         3,776         4,558        4,061
         Federal income taxes ...............................................         1,600        (1,574)       2,200
                                                                                   -----------------------------------
                                                                                     22,420        30,296       17,524
      Cash provided from the change in the reinsurance pool
          participation percentage ..........................................            --        46,061           --
                                                                                   -----------------------------------

Net cash provided by operating activities ...................................        22,420        76,357       17,524
                                                                                   -----------------------------------

Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity ..........................        (9,074)      (18,478)     (17,469)
   Purchase of fixed maturities - available for sale ........................      (124,954)     (134,082)     (60,650)
   Purchase of equity securities ............................................            --            --       (9,379)
   Maturities, calls and principal reductions of fixed maturities - held
    to maturity .............................................................        10,111         4,367       11,387
   Maturities, calls and principal reductions of fixed maturities - available
    for sale ................................................................         3,624         3,152        6,190
   Sale of fixed maturities - available for sale ............................        99,220        68,158       40,278
   Sale of equity securities ................................................            --            --       17,536
   Net additions of property and equipment ..................................           (99)         (377)        (173)
                                                                                   -----------------------------------

Net cash used in investing activities .......................................       (21,172)      (77,260)     (12,280)
                                                                                   -----------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock ...............................         1,326         1,012          828
   Payment of dividends .....................................................          (933)         (837)        (741)
                                                                                   -----------------------------------

Net cash provided by financing activities ...................................           393           175           87
                                                                                   -----------------------------------

Net increase (decrease) in cash and cash equivalents ........................         1,641          (728)       5,331
                                                                                   -----------------------------------

Cash and cash equivalents at beginning of year ..............................        11,227        11,955        6,624
                                                                                   -----------------------------------

Cash and cash equivalents at end of year ....................................     $  12,868        11,227       11,955
                                                                                   -----------------------------------

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of State Auto Financial Corporation (the Company) and its wholly-owned subsidiaries State Auto Property and Casualty Insurance Company (State Auto P&C), State Auto National Insurance Company (National) and Stateco Financial Services, Inc. (Stateco) and majority-owned subsidiary Strategic Insurance Software, Inc. (SIS). State Auto Financial Corporation and subsidiaries are referred to herein as "the Companies." The Company, an Ohio corporation, is a majority-owned subsidiary of State Automobile Mutual Insurance Company (Mutual). All significant intercompany balances and transactions have been eliminated in consolidation.

(B)  DESCRIPTION OF BUSINESS
   The Company, through State Auto P&C, a South Carolina corporation, and National, an Ohio corporation, provides personal and commercial insurance to its policyholders, primarily in the eastern half of the United States, excluding New York, New Jersey, and the New England states through an independent insurance agency system. The Company's principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. State Auto P&C and National are chartered and licensed as property and casualty insurers in the states of South Carolina and Ohio, respectively, and are licensed in various other states. As such, they are subject to the regulations of the Departments of Insurance of the states of South Carolina and Ohio (collectively, the Departments) and the regulations of each state in which they operate. State Auto P&C and National undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. Through State Auto P&C, the Company also provides executive management services to its affiliated insurance companies.
  Through Stateco, the Company provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Mutual and Milbank Insurance Company (Milbank), a wholly-owned subsidiary of Mutual.
  Beginning in July 1995, the Company, through SIS, began developing and selling software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agencies. SIS sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

(C) BASIS OF PRESENTATION
   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which vary in certain respects from statutory accounting practices followed by State Auto P&C and National that are prescribed or permitted by the Departments.
   The National Association of Insurance Commissioners (NAIC) currently has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. Accordingly, that project, expected to be completed in 1998, will likely change the definitions of what comprises prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance companies use to prepare their statutory financial statements.
   In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the accompanying notes to the financial statements. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.
   Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable and the recoverability of deferred policy acquisition costs. In connection with the determination of these items, management uses historical data and current business conditions to formulate estimates including assumptions related to the ultimate cost to settle claims. These estimates by their nature are subject to uncertainties for various reasons. The Company's results of operations and financial condition could be impacted in the future should the ultimate payments required to settle claims vary from the liability currently provided.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(D) PREMIUM REVENUES
   Premiums are recognized as earned using the monthly pro rata method over the contract period.

(E) DEFERRED POLICY ACQUISITION COSTS
   Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses related to the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned, without credit for anticipated investment income. These amounts are based on estimates and accordingly, the actual realizable value may vary from the estimated realizable value. Net deferred policy acquisition costs were:


                            Year ended December 31
                            ----------------------
                        1996         1995           1994
                        ----         ----           ----
                             (dollars in thousands)

Balance,
beginning of
year................   $15,866       12,521        13,543
Acquisition costs
deferred............    57,752       57,229        41,430
Amortized to
expense during
the year............   (57,907)     (53,884)      (42,452)
                       -----------------------------------
Balance, end
of year.............   $15,711       15,866        12,521
                       -----------------------------------

(F) LOSSES AND LOSS EXPENSES PAYABLE


   Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $8,265,000 and $7,378,000 at December 31, 1996 and 1995, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience.

(G) INVESTMENTS
   Investments in fixed maturities, where the Companies have the ability and intent to hold to maturity, are carried at amortized cost. Accordingly, unrealized holding gains or losses are not reflected in the accompanying consolidated financial statements. Investments in fixed maturities held as available for sale are carried at fair value. The net unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity, and are not included in the determination of net earnings.

(H) MANAGEMENT SERVICES INCOME
   Management services income includes income for executive management services provided by State Auto P&C and income for investment management services provided by Stateco. Executive management income is recognized quarterly based on a percentage of the average adjusted annual statutory surplus of each company managed. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the performance of the equity portfolio of each company managed.

(I) SOFTWARE REVENUE RECOGNITION
   SIS recognizes revenue from license fees when the product is delivered and service revenue when services are performed. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $1,055,000 and $1,190,000 are included in accrued investment income and other assets at December 31, 1996 and 1995, respectively. Software amortization, included in other expenses, was $394,000 and zero in 1996 and 1995, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(J) FEDERAL INCOME TAXES
   The Companies file a consolidated federal income tax return and pursuant to an agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations.
   Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(K) CASH EQUIVALENTS
   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

(L) NET EARNINGS PER COMMON SHARE
   Net earnings per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not material to the computation of net earnings per common share.

(2) INVESTMENTS

Realized and unrealized gains and losses are summarized as follows:

                                                                               Year ended December 31
                                                                               ----------------------
                                                                            1996         1995         1994
                                                                            ----         ----         ----
                                                                                (dollars in thousands)
Realized gains:
   Fixed maturities available for sale .................................. $ 1,793        1,226          980
   Equity securities ....................................................      --           --        1,326
                                                                          ---------------------------------
Total realized gains ....................................................   1,793        1,226        2,306
                                                                          ---------------------------------

Realized losses:
   Fixed maturities available for sale .................................. $   392           25           --
   Equity securities ....................................................      --           --          800
                                                                          ---------------------------------
Total realized losses ...................................................     392           25          800
                                                                          ---------------------------------

Net realized gains on investments ....................................... $ 1,401        1,201        1,506
                                                                          ---------------------------------

Increase (decrease) in unrealized holding gains or losses -- Fixed
   maturities held to maturity .......................................... $(1,604)       5,561      (11,331)
                                                                          ---------------------------------

Decrease in unrealized holding gains or losses -- Equity
   securities............................................................ $    --           --         (704)

Increase (decrease) in unrealized holding gains or losses -- Fixed
   maturities available for sale at fair value ..........................  (7,231)      18,166      (12,981)

Change in deferred unrealized gain ......................................    (132)         833           --

Deferred federal income taxes thereon ...................................   2,577       (6,650)       4,790
                                                                          ---------------------------------

Increase (decrease) in net unrealized holding gains or losses ........... $(4,786)      12,349       (8,895)
                                                                          ---------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company's investments in held to maturity securities and available for sale securities are summarized as follows:


                                                                      Gross         Gross
      Held to maturity at December 31, 1996:           Amortized   unrealized     unrealized      Fair
                                                          cost    holding gains  holding losses  value
                                                          ----    -------------  --------------  -----
                                                                  (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies ........       $  6,728           6          36         6,698
Obligations of states and political subdivisions          7,081         223          12         7,292
Mortgage-backed securities .....................         76,442       1,167         541        77,068
                                                       -----------------------------------------------
Total ..........................................       $ 90,251       1,396         589        91,058
                                                       -----------------------------------------------

      Available for sale at December 31, 1996:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies ........       $ 86,349       1,662         660        87,351
Obligations of states and political subdivisions        188,296       6,415         404       194,307
Corporate securities ...........................         10,133         428         202        10,359
Mortgage-backed securities .....................          2,012          27          --         2,039
                                                       -----------------------------------------------
Total ..........................................       $286,790       8,532       1,266       294,056
                                                       -----------------------------------------------

Deferred federal income taxes on the net unrealized holding gain was $2,788,000 at December 31, 1996.

      Held to maturity at December 31, 1995:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies ........       $  4,860          117        --         4,977
Obligations of states and political subdivisions          7,093          299        --         7,392
Mortgage-backed securities .....................         79,576        2,040        45        81,571
                                                       -----------------------------------------------
Total ..........................................       $ 91,529        2,455        45        93,940
                                                       -----------------------------------------------


      Available for sale at December 31, 1995:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies ........       $ 82,319        4,041        78        86,282
Obligations of states and political subdivisions        169,431        9,757        28       179,160
Corporate securities ...........................         12,071          817        12        12,876
                                                       -----------------------------------------------
Total ..........................................       $263,821       14,616       118       278,318
                                                       -----------------------------------------------

Deferred federal income taxes on the net unrealized holding gain was $5,366,000 at December 31, 1995.

In December 1995, the Company reclassified from the held to maturity category to available for sale fixed maturities with an amortized cost of $84,573,000. On the date of reclassification there was a related unrealized holding gain of $4,081,000 included in stockholders' equity. This reclassification was recorded in accordance with the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities segregated by held to maturity and available for sale, at December 31, 1996, by contractual maturity, are summarized as follows:


                                                                   Held to maturity                 Available for sale
                                                                   ----------------                 ------------------
                                                               Amortized           Fair           Amortized          Fair
                                                                 cost              value            cost             value
                                                                 ----              -----            ----             -----
                                                                                   (dollars in thousands)

         Due after 1 year or less...........................      $   --               --              3,513           3,550
         Due after 1 year through 5 years...................        2,680            2,665            29,222          30,446
         Due after 5 years through 10 years.................        5,041            5,062           164,222         168,119
         Due after 10 years.................................        6,088            6,263            87,821          89,902
                                                                  ----------------------------------------------------------
                                                                   13,809           13,990           284,778         292,017

         Mortgage-backed securities.........................       76,442           77,068             2,012           2,039
                                                                  ----------------------------------------------------------
                                                                  $90,251           91,058           286,790         294,056
                                                                  ----------------------------------------------------------

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $3,890,000 and $5,454,000 were on deposit as required by law or specific escrow agreement at December 31, 1996 and 1995, respectively.

Components of net investment income are summarized as follows:

                                                                                           Year ended December 31
                                                                                           ----------------------
                                                                                    1996             1995            1994
                                                                                    ----             ----            ----
                                                                                            (dollars in thousands)

Fixed maturities.............................................................      $23,578          22,275            17,519
Equity securities............................................................        --               --                 233
Cash and cash equivalents....................................................          814             850               351
                                                                                   -----------------------------------------
Investment income............................................................       24,392          23,125            18,103
                                                                                   -----------------------------------------
Investment expenses..........................................................          513             508               347
                                                                                   -----------------------------------------
Net investment income........................................................      $23,879          22,617            17,756
                                                                                   -----------------------------------------

(3) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair value.

     Investment securities: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services.

   See note 2 for additional fair value disclosures.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4) LOSSES AND LOSS EXPENSES PAYABLE
   Activity in the liability for losses and loss expenses is summarized as follows:

                                                                                           Year ended December 31
                                                                                           ----------------------
                                                                                     1996           1995           1994
                                                                                     ----           ----           ----
                                                                                           (dollars in thousands)

Losses and loss expenses payable, net of reinsurance receivables,
   at beginning of year.........................................................    $161,297        126,742         123,337
Incurred related to:
   Current year.................................................................     194,568        171,449         139,211
   Prior years..................................................................     (21,028)       (12,536)         (7,748)
                                                                                    ----------------------------------------
Total incurred..................................................................     173,540        158,913         131,463
                                                                                    ----------------------------------------

Paid related to:
   Current year.................................................................     116,983         95,011          75,977
   Prior years..................................................................      61,670         62,248          52,081
                                                                                    ----------------------------------------
Total paid......................................................................     178,653        157,259         128,058
                                                                                    ----------------------------------------

Impact of pooling change, January 1, 1995 (note 5)..............................       --            32,901            --
                                                                                    ----------------------------------------

Losses and loss expenses payable, net of reinsurance receivables,
   at end of year...............................................................    $156,184        161,297         126,742
                                                                                    ----------------------------------------

   The liability for losses and loss expenses decreased by $21,028,000 in 1996, $12,536,000 in 1995 and $7,748,000 in 1994, for claims that had occurred in prior years. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to lower inflation. This along with fundamental improvements primarily in the auto liability and workers' compensation lines of business resulted in incurred losses and loss expenses developing favorably. Because of the nature of the business written over the years, the Company's management believes that the Company has limited exposure to environmental claim liabilities.

(5) REINSURANCE
   In the ordinary course of business, State Auto P&C assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; some is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.
   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The recoverability of these assets depends on the reinsurers' ability to perform under the reinsurance agreements. The Company evaluates and monitors the financial condition and concentrations of credit risk associated with its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.
   Since January 1, 1987, State Auto P&C has participated in a reinsurance pooling arrangement with Mutual. The arrangement provides that all premiums, losses, loss expenses, underwriting expenses, premiums in course of collection and reinsurance recoverable on loss payments (all transactions and balances in the underwriting accounts) of the companies be pooled and then allocated to each company based on percentages outlined in the agreement. During 1994, State Auto P&C assumed 30% of the pool with 70% retained by Mutual. Effective January 1, 1995, the arrangement was amended to include all of the property and casualty business of Milbank. Concurrently, with the inclusion of Milbank, the pooling participation percentages were amended to allocate 35% to State Auto P&C, 55% to Mutual and 10% to Milbank. In connec-

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


tion with the January 1, 1995 change in pooling percentages, State Auto P&C received approximately $46 million to cover its increased share of pool liabilities.
   Pursuant to the pooling arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the pooled companies. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balances receivable and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual.
   Effective July 1, 1996, the State Auto Insurance Companies (State Auto P&C, Mutual, Milbank and National) negotiated a change in their catastrophe reinsurance program. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a catastrophe reinsurance agreement in the amount of $100.0 million excess of $120.0 million. To protect against a catastrophe loss event in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120.0 million, the Company entered into a structured contingent financing transaction with Chase Manhattan Bank (Chase) to provide up to $100.0 million of additional reinsurance protection. Under this arrangement, in the event of such a loss, the Company would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders. The Company will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. The Company is obligated to repay SPC by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling arrangement pursuant to the terms of the Amended and Restated Reinsurance Pooling Agreement, also effective July 1996.
   In addition, the Company's obligation to repay SPC has been secured by a Put Agreement among the Company, Mutual and the Lenders, under which, in the event of a default by the Company, as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.
   The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums as assets. The amounts reported represent State Auto P&C's pooling percentage of the total amounts ceded to unaffiliated reinsurers and National's ceded amounts. All contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance. Contracts for which it is not clear that the treaty results in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed have been accounted for as deposits.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   The following table summarizes State Auto P&C's direct business, amounts contributed to the pool and State Auto P&C's participation in the pool:


                                                                                        December 31
                                                                                        -----------
                                                                                 1996                1995
                                                                                 ----                ----
                                                                                  (dollars in thousands)
Losses and loss expenses payable:
   Direct..................................................................    $161,458             156,624
   Assumed (excluding intercompany pooling)................................      12,734              12,605
   Ceded (excluding intercompany pooling)..................................     (10,919)             (9,432)
                                                                               -----------------------------
      Net amount contributed to the pool...................................     163,273             159,797
                                                                               -----------------------------

   Direct and assumed (intercompany pooling)...............................     160,478             166,512
   Ceded (intercompany pooling)............................................      (8,538)             (8,508)
                                                                               -----------------------------
      Net participation in the pool........................................    $151,940             158,004
                                                                               -----------------------------

Unearned premiums:
   Direct..................................................................    $101,224              96,726
   Assumed (excluding intercompany pooling)................................       5,236               5,625
   Ceded (excluding intercompany pooling)..................................      (3,547)             (3,907)
                                                                               -----------------------------
      Net amount contributed to the pool...................................     102,913              98,445
                                                                               -----------------------------

   Direct and assumed (intercompany pooling)...............................      86,325              84,684
   Ceded (intercompany pooling)............................................      (2,117)             (2,241)
                                                                               -----------------------------
      Net participation in the pool........................................   $  84,208              82,443
                                                                               -----------------------------

                                                                         Year ended December 31
                                                                         ----------------------
                                                                1996               1995             1994
                                                                ----               ----             ----
                                                                         (dollars in thousands)
Earned premiums:
   Direct....................................................   $271,435          260,288           247,084
   Assumed (excluding intercompany pooling)..................     17,804           22,132            19,209
   Ceded (excluding intercompany pooling)....................    (14,822)         (16,548)          (16,848)
                                                                -------------------------------------------
      Net amount contributed to the pool.....................    274,417          265,872           249,445
                                                                -------------------------------------------

   Direct and assumed (intercompany pooling).................    233,560          232,907           180,667
   Ceded (intercompany pooling)..............................     (8,379)          (9,467)           (8,994)
                                                                -------------------------------------------
      Net participation in the pool..........................    225,181          223,440           171,673
   Assumed from affiliates (excluding intercompany pooling)..      1,470            --                 --
                                                                -------------------------------------------
      Total..................................................   $226,651          223,440           171,673
                                                                -------------------------------------------

Losses and loss expenses incurred:
   Direct....................................................   $210,077          182,975           197,658
   Assumed (excluding intercompany pooling)..................     19,673           20,205            17,479
   Ceded (excluding intercompany pooling)....................     (9,672)         (10,404)          (10,066)
                                                                -------------------------------------------
      Net amount contributed to the pool.....................    220,078          192,776           205,071
                                                                -------------------------------------------

   Direct and assumed (intercompany pooling).................    167,036          156,299           133,012
   Ceded (intercompany pooling)..............................     (3,962)          (3,855)           (4,460)
                                                                -------------------------------------------
      Net participation in the pool..........................   $163,074          152,444           128,552
                                                                -------------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   National has a reinsurance agreement with Mutual to cede 20% of its premiums written and losses and loss expenses incurred to Mutual for liability lines. The agreement also has a provision for excess of loss coverage, whereby Mutual will reinsure National for all losses over a prescribed limit for each individual occurrence. Through Mutual's participation, the effects of the reinsurance agreement are indirectly subject to the pooling agreement between Mutual and State Auto P&C.

   Amounts related to National's reinsurance agreement that are reported as assets in the accompanying consolidated balance sheets are summarized as follows:

                                                                    December 31
                                                                    -----------
                                                               1996              1995
                                                               ----              ----
                                                               (dollars in thousands)

Losses and loss expenses payable..........................    $1,153              769
Unearned premiums.........................................     1,263              928

   The effects of the agreement on the indicated income and expense accounts are summarized as follows:


                                                        Year ended December 31
                                                        ----------------------
                                                     1996          1995          1994
                                                     ----          ----          ----
                                                           (dollars in thousands)

Earned premiums...............................     $2,700         1,806           828
Losses and loss expenses incurred.............      1,467           890           421


(6) TRANSACTIONS WITH MUTUAL
   A management fee was paid to Mutual by the Company pursuant to a management agreement. Such fee amounted to $40,000 in 1994, which is included in acquisition and operating expenses in the accompanying consolidated statements of earnings.
   Effective April 1, 1994, State Auto P&C began providing Mutual and its insurance affiliates executive management services to oversee the insurance operations of these companies. Fees relating to these services amounted to $4,956,000 in 1996, $4,662,000 in 1995 and $3,221,000 in 1994.
   Stateco provides Mutual and its affiliates investment management services. Fees related to these services amounted to $3,064,000 in 1996, $2,912,000 in 1995 and $2,857,000 in 1994.
   Effective July 1, 1995, SIS began providing insurance software products and services to Mutual and its affiliates. Fees relating to these services amounted to $1,015,000 in 1996 and $423,000 in 1995 and is included in other income.
   State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C. As of December 31, 1996, there has been no adverse development of the liability.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7) FEDERAL INCOME TAXES
   A reconciliation between actual federal income taxes and the amount computed at the indicated statutory rate is as follows:

                                                                                Year ended December 31
                                                                                ----------------------
                                                             1996                     1995                     1994
                                                             ----                     ----                     ----
                                                             Amount        %          Amount       %          Amount       %
                                                             ------        -          ------       -          ------       -
                                                                      (dollars in thousands, except percentages)

Amount at statutory rate...................................   $10,552     35          12,369      35            6,687     35

Tax-free interest and dividends received deduction.........    (3,051)   (10)         (2,812)     (8)          (2,265)   (12)
Other, net.................................................        45     --             240       1               21     --
                                                              ---------------------------------------------------------------
Effective tax rate.........................................    $7,546     25           9,797      28            4,443     23
                                                              ---------------------------------------------------------------


   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                                                                   1996              1995
                                                                                                   ----              ----
                                                                                                    (dollars in thousands)
   Deferred tax assets:
      Unearned premiums not deductible........................................................... $  6,336             6,086
      Losses and loss expenses payable discounting...............................................    5,686             5,923
      Other......................................................................................      871               804
                                                                                                  --------------------------
          Total deferred tax assets..............................................................   12,893            12,813
                                                                                                  --------------------------

   Deferred tax liabilities:
      Deferral of policy acquisition costs.......................................................    5,499             5,553
      Net pension expense........................................................................    3,718             3,284
      Unrealized holding gain on investments.....................................................    2,788             5,366
      Other......................................................................................      734               944
                                                                                                  --------------------------
          Total deferred tax liabilities.........................................................   12,739            15,147
                                                                                                  --------------------------
          Net deferred tax assets (liabilities)..................................................$     154            (2,334)
                                                                                                  --------------------------

   The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.
   Federal income taxes paid during 1996, 1995 and 1994 were $5,883,000, $11,371,000 and $2,200,000, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8) BENEFIT PLANS
   State Auto P&C, Stateco and SIS, pursuant to an intercompany agreement, are participants, together with Mutual, in a defined benefit pension plan that covers substantially all employees of Mutual, State Auto P&C, Stateco and SIS. The assets of the plan are represented primarily by U.S. government and agency obligations, bonds, and common stocks. Mutual, State Auto P&C, Stateco and SIS's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant's defined average annual compensation.

Information regarding the funded status and net periodic pension cost for State Auto P&C, Stateco and SIS's participation in the plan is as follows:


                                                                                   December 31
                                                                                   -----------
                                                                              1996              1995
                                                                              ----              ----
                                                                             (dollars in thousands)
Accumulated benefit obligation:
   Vested..............................................................   $(30,473)          (28,190)
   Nonvested...........................................................       (237)             (247)
                                                                          ---------------------------
                                                                          $(30,710)          (28,437)
                                                                          ---------------------------

Projected benefit obligation (PBO) for services rendered to date.......   $(31,049)          (29,352)
Plan assets at fair value..............................................     43,963            38,653
                                                                          ---------------------------
Plan assets in excess of PBO...........................................     12,914             9,301

Unrecognized net gain..................................................     (2,775)             (394)
Unrecognized net assets at end of period...............................     (1,330)           (1,450)
Unrecognized prior service cost........................................      1,814             1,928
                                                                          ---------------------------
Net prepaid pension expense............................................   $ 10,623             9,385
                                                                          ---------------------------

                                                                                    Year ended December 31
                                                                                    ----------------------
                                                                                1996           1995            1994
                                                                                ----           ----            ----
                                                                                      (dollars in thousands)
Net periodic pension cost consists of the following:
   Service cost (benefits earned during the period) ...................       $ 1,191            952            905
   Interest cost on PBO ...............................................         2,116          2,059          1,468
   Actual return on plan assets .......................................        (3,334)        (2,907)        (2,359)
   Net amortization and deferral ......................................            (7)            (7)           (65)
                                                                              --------------------------------------
Net periodic pension (benefit) expense ................................       $   (34)            97            (51)
                                                                              --------------------------------------

   The actuarial assumptions used in these calculations are as follows:
                                                                                 1996           1995           1994
                                                                                 ----           ----           ----
Weighted average discount rate ........................................          7.25%          7.25%          8.50%
Rates of increase in compensation levels ..............................          4.50%          4.50%          5.50%
Expected long-term rate of return on assets ...........................          9.00%          9.00%          9.00%

   State Auto P&C, Stateco and SIS are also participants with Mutual in a defined contribution plan that covers substantially all employees of Mutual, State Auto P&C, Stateco and SIS. Contributions to the plan are based on employee contributions and the level of Company match. State Auto P&C, Stateco and SIS's share of the expense under the plan totaled $534,000, $496,000 and $371,000 for the years 1996, 1995 and 1994, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9) STOCKHOLDERS' EQUITY

(A) STOCK SPLIT
   On May 30, 1996, the Board of Directors approved a three-for-two common stock split to be effected in the form of a stock dividend, which has been given retroactive effect. Fractional shares were paid in cash.

(B) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
   State Auto P&C and National are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to the Company during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $12.3 million is available for payment to the Company in 1997 without prior approval.

   Reconciliations of statutory capital and surplus and net income or loss, as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:


                                                                                                         December 31
                                                                                                         -----------
                                                                                                  1996              1995
                                                                                                  ----              ----
                                                                                                   (dollars in thousands)

Statutory capital and surplus of insurance subsidiaries.......................................    $126,742           107,858
Net assets of noninsurance parent and affiliate...............................................      11,870             8,872
                                                                                                  --------------------------
                                                                                                   138,612           116,730

Add (subtract) cumulative effect of adjustments:
   Deferred policy acquisition costs..........................................................      15,711            15,866
   Losses and loss expenses payable...........................................................       8,265             7,378
   Net prepaid pension expense................................................................      10,583             9,330
   Deferred federal income taxes..............................................................         205            (2,265)
   Excess of statutory loss liabilities over case basis amounts...............................       4,199             5,283
   Fixed maturities at fair value.............................................................       7,978            15,192
   Other, net.................................................................................         908               738
                                                                                                  --------------------------

    Stockholders' equity per accompanying consolidated
       financial statements...................................................................    $186,461           168,252
                                                                                                  --------------------------

                                                                                         Year ended December 31
                                                                                         ----------------------
                                                                                 1996               1995              1994
                                                                                 ----               ----              ----
                                                                                         (dollars in thousands)

Statutory net income of insurance subsidiaries...............................   $18,336             14,652            13,113
Net earnings of noninsurance parent and affiliate............................     2,301              2,406             2,255
                                                                                --------------------------------------------
                                                                                 20,637             17,058            15,368

Increases (decreases):
   Deferred policy acquisition costs.........................................      (155)             3,345            (1,022)
   Losses and loss expenses payable..........................................       887              2,242               365
   Net prepaid pension expense...............................................     1,253              2,012               851
   Deferred federal income taxes.............................................       (56)               782            (1,058)
   Other, net................................................................        36                103               158
                                                                                --------------------------------------------

   Net earnings per accompanying consolidated
      financial statements...................................................   $22,602             25,542            14,662
                                                                                --------------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10) PREFERRED STOCK
   The Company has authorized two classes of preferred stock. For both classes, upon issuance, the Board of Directors has authority to fix and determine the significant features of the shares issued, including, among other things, the dividend rate, redemption price, redemption rights, conversion features and liquidation price payable in the event of any liquidation, dissolution, or winding up of the affairs of the Company.
   The Class A preferred stock is not entitled to voting rights until, for any period, dividends are in arrears in the amount of six or more quarterly dividends.

(11) STOCK INCENTIVE PLANS
   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its stock incentive plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the Company's plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company's pro forma net earnings and net earnings per share information would have been as follows:


                                                     1996            1995
                                                     ----            ----
                                                     (in thousands, except
                                                       per share figures)

Pro forma net earnings .........................  $ 21,760      $   24,533

Pro forma net earnings per share ...............  $   1.20      $     1.37

   The Company has stock option plans for certain directors and key employees of Mutual, State Auto P&C, Stateco and SIS. The nonemployee directors' plan provides each nonemployee director an option to purchase 1,000 shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the last business day prior to the annual meeting. The Company has reserved 150,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The key employee's plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 1,800,000 shares of common stock under this plan. These options are exercisable from 1 to 10 years from date of grant.
   The fair value of these options utilized in the pro forma information above were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: dividend yield of 1.0% for both years; expected volatility factors of .23 and
 .22; risk-free interest rates of 6.6% and 7.3%; and expected life of the option of 8 for both years.
   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 1996, 1995 and 1994, follows:


                                       1996                             1995                              1994
                             ----------------------------  --------------------------------    -----------------------------
                                       Weighted - Average               Weighted - Average               Weighted - Average
                             Options     Exercise Price       Options     Exercise Price       Options     Exercise Price
                             -------     --------------       -------     --------------       -------     --------------
                                                  (numbers in thousands, except per share figures)

Outstanding, beginning
  of year                        950         $8.33              684           $7.12               674          $7.09
     Granted                     217         14.72              292           11.03                10           9.34
     Exercised                   (36)         7.76              (23)           6.64               --             --
     Cancelled                  --             --                (3)           8.83               --             --
                               -----                            ---                               ---
Outstanding, end of year       1,131         $9.57              950           $8.33               684          $7.12
                               -----                            ---                               ---

Weighted - average fair
value of options granted
during the year:               $5.81                          $4.52                               N/A

A summary of information pertaining to options outstanding and exercisable as of December 31, 1996 follows:


                                                    Options Outstanding                            Options Exercisable
                                  -----------------------------------------------------      ------------------------------
                                             Weighted - Average
                                                  Remaining          Weighted - Average                  Weighted - Average
   Range of Exercise Prices       Number      Contractual Life         Exercise Price        Number        Exercise Price
   ------------------------       ------      ----------------         --------------        ------        --------------
                                                         (numbers in thousands, except per share figures)

        Less than $8.50             263           4.9 years                $  4.74             263             $4.74

      Greater than $8.50            868           7.7                        11.04             664              9.95
                                  -----                                                        ---
                                  1,131                                                        927
                                  -----                                                        ---

   The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of Mutual, State Auto P&C, Stateco and SIS may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 1,200,000 shares of common stock under this plan. At December 31, 1996, 568,652 shares have been purchased under this plan. Compensation expense is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1996 and 1995, respectively: dividend yield of 1.0% for both years; expected volatility of .24 for both years; risk-free interest rates of 6.5% and 6.4%; and expected lives of 6 months for both years. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $3.52 and $2.92, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                For three months ended
                                                                                ----------------------
                                                             March 31,      June 30,        September 30,       December 31,
                                                             ---------      --------        -------------       ------------
                                                                                        1996
                                                                                        ----
                                                                  (dollars in thousands, except per share amounts)

Total revenues..........................................        $67,332        68,375           68,491              69,447
Earnings before federal income taxes....................          7,681         6,667            4,530              11,270
Net earnings ...........................................          5,607         4,850            3,660               8,485
Net earnings per common share (note 9a).................            .31           .27              .20                 .47
                                                             ---------------------------------------------------------------

                                                                               For three months ended
                                                                               ----------------------
                                                             March 31,      June 30,        September 30,       December 31,
                                                             ---------      --------        -------------       ------------
                                                                                        1995
                                                                                        ----
                                                                  (dollars in thousands, except per share amounts)

Total revenues..........................................        $64,447        66,363           66,430              66,676
Earnings before federal income taxes....................          9,403         8,895            8,289               8,752
Net earnings ...........................................          6,891         6,234            6,459               5,958
Net earnings per common share (note 9a).................            .38           .35              .36                 .33
                                                             ---------------------------------------------------------------


(13) CONTINGENCIES
   State Auto P&C and National are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.





                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a)(1)   LISTING OF FINANCIAL STATEMENTS
         -------------------------------

         The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

         Report of Independent Auditors
         Consolidated Balance Sheets as of
           December 31, 1996 and 1995
         Consolidated Statements of Earnings for
           each of the three years in the
           period ended December 31, 1996
         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996
         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
         Notes to Consolidated Financial Statements

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES
       ----------------------------------------

              The following financial statement schedules of the Company for the years 1996, 1995, and 1994 are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.


Schedule
Number                   Schedule
------                   --------
       I.        Summary of Investments - Other Than
                 Investments in Related Parties

      II.        Condensed Financial Information of Registrant

      IV.        Reinsurance

      VI.        Supplemental Information Concerning Property -
                 Casualty Insurance Operations



              Independent Auditors' Consent (filed as Exhibit 23).

              All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)   LISTING OF EXHIBITS
         -------------------

                                                                             If incorporated by reference document
                                                                             which Exhibit was previously filed
Exhibit No.                Description of Exhibit                            with SEC
-----------                ----------------------                            -------------------------------------

3(A)(1)       State Auto Financial Corporation's Amended and Restated        1933 Act Registration Statement No.
              Articles of Incorporation                                      33-40643 on Form S-1 (see Exhibit 3(a)
                                                                             therein)

3(A)(2)       State Auto Financial Corporation's Amendment to the            1933 Act Registration Statement No.
              Amended and Restated Articles of Incorporation                 33-89400 on Form S-8 (see Exhibit 4(b)
                                                                             therein)

3(B)          State Auto Financial Corporation's Amended and Restated        1933  Act  Registration   Statement  No.
              Code of Regulations                                            33-40643 on Form S-1 (see  Exhibit  3(b)
                                                                             therein)

4             State Auto Financial Corporation's Amended and Restated        See Exhibit 3(A) and 3(B)
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of
              the Company's Amended and Restated Code of Regulations

10(A)         Reinsurance Agreement between State Automobile Mutual          1933 Act Registration Statement No.
              Insurance Company and Southern Home Insurance Company,         33-40643 on Form S-1 (see Exhibit 10(a)
              now known as State Auto Property and Casualty Insurance        therein)
              Company, dated January 1, 1987

10(B)         Amendment Number 1 effective January 1, 1992 to                Form 10-K Annual Report for the year
              Reinsurance Agreement between State Automobile Mutual          ended December 31, 1991 (see Exhibit 10
              Insurance Company and State Auto Property and Casualty         (B) therein)
              insurance Company formerly known as Southern Home
              Insurance Company, effective as of January 1, 1987

10(C)         Amendment Number 2 dated as of December 1, 1993 to the         Form 10-K Annual Report for the year
              Reinsurance Agreement between State Automobile Mutual          ended December 31, 1993 (see Exhibit 10
              Insurance Company and State Auto Property and Casualty         (C) therein)
              Insurance Company formerly known as Southern Home
              Insurance Company, effective as of January 1, 1987

10(D)         Amendment Number 3 dated as of December 1, 1994                Form 10-K Annual Report for the year
              effective as of January 1, 1995 to the Reinsurance             ended December 31, 1994 (see Exhibit
              Agreement between State Automobile Mutual Insurance            10(D) therein)
              Company and State Auto Property and Casualty Insurance
              Company

10(E)*        Amended and Restated Management Agreement among State          Form 10-K Annual Report for the year
              Automobile Mutual Insurance Company, State Auto Property       ended December 31, 1994 (see Exhibit
              and Casualty Insurance Company, State Auto National            10(E) therein)
              Insurance Company, State Auto Financial Corporation, State
              Auto Life Insurance Company, and Milbank effective April
              1, 1994 as approved by insurance regulatory officials in
              Ohio, South Carolina and South Dakota

10(F)*        Amendment Number 1-A to the Amended and Restated               Form 10-K Annual Report for the year
              Management Agreement among State Automobile Mutual             ended December 31, 1994 (see Exhibit
              Insurance Company, State Auto Property and Casualty            10(F) therein)
              Insurance Company, State Auto National Insurance Company,
              State Auto Financial Corporation, State Auto Life
              Insurance Company and Milbank Insurance Company effective
              as of January 1, 1995

10(G)         Guaranty Agreement between State Automobile Mutual             1933 Act Registration Statement No.
              Insurance Company and State Auto Property and Casualty         33-40643 on Form S-1 (see Exhibit 10(d)
              Insurance Company dated as of May 16, 1991                     therein)

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


10(H)         Form of Indemnification Agreement between State Auto       1933 Act Registration Statement No.
              Financial Corporation and each of its directors            33-40643 on Form S-1 (see Exhibit 10
                                                                         (e) therein)

10(I)*        State Auto 1991 Quality Performance Bonus Plan             1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10 (f)
                                                                         therein)

10(J)*        Non-Qualified Deferred Compensation Plan                   1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10 (g)
                                                                         therein)

10(K)*        1991 Stock Option Plan                                     1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10 (h)
                                                                         therein)

10(L)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No.
                                                                         33-89400 on Form S-8 (see Exhibit 4 (a)
                                                                         therein)

10(M)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10 (i)
                                                                         therein)

10(N)         Lease Agreement between Longhollow Associates Limited      1933 Act Registration Statement No.
              Partnership and State Automobile Mutual Insurance          33-40643 on Form S-1 (see Exhibit 10
              Company dated July 8, 1988, as amended                     (j) therein)

10(O)         License Agreement between State Automobile Mutual          1933 Act Registration Statement No.
              Insurance Company and Policy Management Systems            33-40643 on Form S-1 (see Exhibit 10
              Corporation dated December 28, 1984                        (k) therein)

10(P)         Investment Management Agreement between Stateco            Form 10-K Annual Report for the year
              Financial Services, Inc. and State Automobile Mutual       ended December 31, 1992 (see Exhibit 10
              Insurance Company, effective April 1, 1993                 (N) therein

10(Q)         Option Agreement between State Automobile Mutual           Form 10-K Annual Report for year ended
              insurance Company and State Auto Financial Corporation     December 31, 1993 (see Exhibit 10(R)
              dated as of August 20, 1993                                therein)

10(R)*        Supplemental Executive Retirement Income Plan effective    Form 10-K Annual Report for the year
              December 1, 1992                                           ended December 31, 1992 (see Exhibit
                                                                         10(O) therein)

10(S)*        State Auto Insurance Companies Directors' Deferred         Form 10-K Annual Report for year ended
              Compensation Plan                                          December 31, 1995 (see Exhibit 10(S)
                                                                         therein)

10(T)*        State Auto Insurance Companies Non-Qualified Incentive     Form 10-K Annual Report for year ended
              Deferred Compensation Plan                                 December 31, 1995 (see Exhibit 10(T)
                                                                         therein)

10(U)*        Strategic Insurance Software, Inc. 1995 Stock Option Plan  Form 10-K Annual Report for year ended
                                                                         December 31, 1995 (see Exhibit 10(U)
                                                                         therein)

10(V)*        Strategic Insurance Software, Inc. Warrant to purchase     Form 10-K Annual Report for year ended
              common stock                                               December 31, 1995 (see Exhibit 10(V)
                                                                         therein)

10(W*         Strategic Insurance Software, Inc. Shareholder's           Form 10-K Annual Report for year ended
              Agreement                                                  December 31, 1995 (see Exhibit 10(W)
                                                                         therein)

10(X)*        Robert L. Bailey Employment Contract                       Form 10-K Annual Report for year ended
                                                                         December 31, 1995 (see Exhibit 10(X)
                                                                         therein)

---------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


10(Y)         Amended and Restated Reinsurance Pooling Agreement             Form 10-Q for the period ended
              between State Automobile Mutual Insurance Company, State       September 30, 1996 (see Exhibit 10(Y)
              Auto Property and Casualty Insurance Company and Milbank       therein)
              Insurance Company effective July 1, 1996

10(Z)         Property Catastrophe Overlying Excess of Loss                  Form 10-Q for the period ended
              Reinsurance Contract between State Automobile Mutual           September 30, 1996 (see Exhibit 10(Z)
              Insurance Company, Milbank Insurance Company, State Auto       therein)
              National Insurance Company and State Auto Property and
              Casualty Insurance Company dated July 1,1996

10(AA)        Credit Agreement between SAF Funding Corporation and           Form 10-Q for the period ended
              The Chase Manhattan Bank dated August 16, 1996                 September 30, 1996
                                                                             (see Exhibit 10(AA) therein)

10(BB)        Put Agreement between State Automobile Mutual Insurance        Form 10-Q for the period ended
              Company, State Auto Financial Corporation and The Chase        September 30, 1996 (see Exhibit 10(BB)
              Manhattan Bank dated August 16, 1996                           therein)

10(CC)        Standby Purchase Agreement between State Auto Financial        Form 10-Q for the period ended
              Corporation and SAF Funding Corporation dated August 16,       September 30, 1996 (see Exhibit 10(CC)
              1996
                                                                             therein)

10(DD)*       Amendment Number 2 to the 1991 Stock Option Plan               Included Herein

10(EE)*       Amendment Number 1 to the 1991 Directors' Stock Option         Included Herein
              Plan

10(FF)        Option Agreement between State Auto Mutual and State           Included Herein
              Auto Financial dated March 11, 1997.

11            Statement regarding computation of earnings per share          Form 10-K Annual Report for the year ended
                                                                             December 31, 1995 (see Exhibit 11
                                                                             therein)

 21           List of Subsidiaries of State Auto Financial Corporation       Form 10-K Annual Report for the year ended
                                                                             December 31, 1995 (see Exhibit 22
                                                                             therein)

 23           Consent of Independent Auditors                                Included Herein

24            Powers of Attorney - John R. Lowther, David L.                 Form 10-K Annual Report for the year
              Bickelhaupt, Paul W. Huesman, George R. Manser and             ended December 31, 1991 (see Exhibit 25
              Robert J. Murchake                                             therein)

24(A)         Power of Attorney - William J. Lhota                           Form 10-K Annual Report for the year
                                                                             ended December 31, 1994 (see Exhibit
                                                                             25(A) therein)

24(B)         Power of Attorney - David J. D'Antoni                          Form 10-K Annual Report for the year
                                                                             ended December 31, 1995 (see Exhibit
                                                                             25(B) therein)

27             Financial Data Schedule                                       Included Herein


------------------
* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


                  No other exhibits are required to be filed herewith pursuant to Item 601 of regulation S-K.

(b)               REPORTS ON FORM 8-K
                  -------------------

                  The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 1996.

(c)               EXHIBITS
                  --------

                  The exhibits have been submitted as a separate section of this report following the financial statement schedules.

(d)               FINANCIAL STATEMENT SCHEDULES
                  -----------------------------

                  The financial statement schedules have been submitted as a separate section of this report following the signatures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               STATE AUTO FINANCIAL CORPORATION


Dated:  March 28, 1997               /s/Robert L. Bailey
                                     ----------------------------------------
                                     Robert L. Bailey, Chairman
                                     and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                  Title                               Date
         ----                  -----                               ----


/s/ Robert L. Bailey      Chairman of the Board                March 28, 1997
-----------------------   Chief Executive Officer
Robert L. Bailey          and Director (principal
                          executive officer)


/s/ Urlin G. Harris, Jr.  Chief Financial Officer,             March 28, 1997
-----------------------   Executive Vice President,
Urlin G. Harris, Jr.      Treasurer and Director
                          (principal financial officer
                          and principal accounting
                          officer)



John R. Lowther*          Secretary and Director               March 28, 1997
-----------------------
John R. Lowther


David L. Bickelhaupt*     Director                             March 28, 1997
-----------------------
David L. Bickelhaupt


Paul W. Huesman*          Director                             March 28, 1997
-----------------------
Paul W. Huesman

George R. Manser*         Director                             March 28, 1997
-----------------------
George R. Manser


Robert J. Murchake*       Director                             March 28, 1997
-----------------------
Robert J. Murchake


William J. Lhota*         Director                             March 28, 1997
-----------------------
William J. Lhota


David J. D'Antoni*        Director                             March 28, 1997
-----------------------
David J. D'Antoni


         *Urlin G. Harris, Jr., by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.



/s/ Urlin G. Harris, Jr.                                       March 28, 1997
-----------------------
Urlin G. Harris, Jr.,
Attorney in Fact

                                   Item 14(d)


                          Financial Statement Schedules

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
               SCHEDULE I(a) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996


                  Column A                Column B    Column C    Column D
                  --------                --------    --------    --------

              Held to maturity                                   Amount at
                                                                 which shown
                                                                   in the
             Type of Investment             Cost       Value    balance sheet
             ------------------             ----       -----    -------------
                                                   (in thousands)

Fixed maturities:
  Bonds:
    United States Government and
  government agencies and authorities     $83,170     $83,766     $83,170
States, municipalities and
  political subdivisions                    7,081       7,292       7,081

                                          -------     -------     -------
      Total fixed maturities              $90,251     $91,058     $90,251
                                          =======     =======     =======




                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
               SCHEDULE I(b) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996


                  Column A               Column B      Column C      Column D
                  --------               --------      --------      --------

             Available for sale                                       Amount at
                                                                     which shown
                                                                       in the
             Type of Investment            Cost         Value        balance sheet
             ------------------            ----         -----        -------------
                                                    (in thousands)

Fixed maturities:
  Bonds:
United States Government and
  government agencies and authorities      $88,361      $89,390      $89,390
States, municipalities and
  political subdivisions                   188,296      194,307      194,307
Public utilities                             8,094        8,126        8,126
All other corporate bonds                    2,039        2,233        2,233

                                          ========     ========     ========
      Total fixed maturities              $286,790     $294,056     $294,056
                                          ========     ========     ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            Condensed Balance Sheets


                                                                  December 31
                                                   ------------------------------------
                         ASSETS                          1996              1995
                                                         (dollars in thousands)

Investments in common stock of subsidiaries
  (equity method)                                      $184,787          $167,734
Cash                                                        731               361
Other assets                                                755               461
Federal income tax benefit                                  461               158
                                                       --------          --------

     Total assets                                      $186,734          $168,714
                                                       ========          ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                          $173              $413
Accrued expenses                                            100                49
                                                       --------          --------

   Total liabilities                                        273               462

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
  par value.  Authorized 2,500,000 shares;
  none issued                                                --                --
Class B Preferred stock, without par value
  Authorized 2,500,000 shares; none issued                   --                --
Common stock, without par value.  Authorized
  30,000,000 shares; issued and outstanding
  18,135,526 and 18,025,375 shares issued
 and outstanding, respectively, at stated
  value of $5 per share                                  90,678            90,127
Additional paid-in capital                                1,456               681
Net unrealized holding gains of subsidiaries              5,179             9,965
Retained earnings                                        89,148            67,479
                                                       --------          --------

   Total stockholders' equity                           186,461           168,252
                                                       --------          --------

   Total liabilities and stockholders' equity          $186,734          $168,714
                                                       ========          ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                        Condensed Statements of Earnings


                                                                           Year ended December 31
                                                              ----------------------------------------------
                                                                1996               1995              1994
                                                                ----               ----              ----
                                                                             (in thousands)

Investment income                                                  $30                $16                $12

                                                              --------           --------           --------
       Total revenue                                                30                 16                 12
                                                              --------           --------           --------

Total operating expenses                                         1,074                475                393
                                                              --------           --------           --------

  Earnings before federal income taxes                          (1,044)              (459)              (381)

Federal income tax benefit                                        (405)              (147)              (133)

  Net earnings before equity in undistributed
                                                              --------           --------           --------
     net earnings of subsidiaries                                 (639)              (312)              (248)

Equity in undistributed net earnings of subsidiaries            23,241             25,854             14,910

                                                              ========           ========           ========
       Net earnings                                            $22,602            $25,542            $14,662
                                                              ========           ========           ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                       Condensed Statements of Cash Flows


                                                                      Year Ended December 31
                                                              ------------------------------------
                                                                 1996          1995           994
                                                                          (in thousands)

Cash flows from operating activities:
  Net earnings                                                 $22,602       $25,542       $14,662
                                                              --------      --------      --------
  Adjustments to reconcile net earnings to
   net cash used in operating activities:
  Equity in undistributed earnings of subsidiaries             (23,241)      (25,854)      (14,910)
  Change in accrued expenses and due to affiliates                (188)          403           (10)
  Change in other assets                                          (294)         (391)           20
  Change in federal income taxes                                  (303)          (25)           22
                                                              --------      --------      --------

      Net cash used in operating activities                     (1,424)         (325)         (216)
                                                              --------      --------      --------

Cash flows from investing activities:
  Capitalization of subsidiary                                  (5,000)         (952)           --
  Dividends received from subsidiaries                           6,402         1,000            --

                                                              --------      --------      --------
      Net cash provided by investing activities                  1,402            48             0
                                                              --------      --------      --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     1,325         1,012           829
  Payment of dividends                                            (933)         (837)         (741)
                                                              --------      --------      --------
      Net cash provided by (used in) financing activities          392           175            88
                                                              --------      --------      --------

      Net increase (decrease) in cash and invested cash            370          (102)         (129)
                                                              --------      --------      --------
Cash and cash equivalents at beginning of year                     361           463           592
                                                              --------      --------      --------
Cash and cash equivalents at end of year                          $731          $361          $463
                                                              ========      ========      ========

Supplemental Disclosures:
-------------------------
Federal income taxes received                                    ($165)        ($123)        ($155)
                                                              ========      ========      ========

                        STATE AUTO FINANCIAL CORPORATION
                            SCHEDULE IV - REINSURANCE
                  Years Ended December 31, 1996, 1995 and 1994
                       (in thousands, except percentages)


            Column A                    Column B          Column C                  Column D            Column E       Column F
            --------                    --------          --------                  --------            --------       --------

                                                                                                                      Percentage
                                                          Ceded to                Assumed from                        of amount
                                                      Outside  Affiliated      Outside   Affiliated                    assumed
                                       Gross Amount  Companies  Companies(1)  Companies  Companies(1)  Net Amount     to net(2)
                                       ------------  ---------  ------------  ---------  ------------  ----------     ---------

Year ended 12-31-96
   property-casualty earned premiums     $287,828     $14,822     $277,116     $17,804     $226,651     $240,345        7.4%

Year ended 12-31-95
   property-casualty earned premiums     $271,177     $16,548     $267,677     $22,132     $223,440     $232,524        9.5%

Year ended 12-31-94
   property-casualty earned premiums     $251,828     $16,849     $250,274     $19,209     $171,673     $175,588       10.9%

--------------
(1)  These columns include the effect of intercompany pooling.
(2)  Calculated as earned premiums assumed from outside companies to net amount.


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS


                                                     Years Ended December 31, 1996, 1995 and 1994
                                                                    (in thousands)


           Column A                    Column B       Column C       Column D        Column E           Column F
           --------                    --------       --------       --------        --------           --------

                                   Deferred Policy   Losses and    Discount, if
                                     Acquisition    Loss Expense  any, deducted      Unearned           Earned
 Affiliation with Registrant             Cost          Payable     in Column C       Premiums           Premiums
 ---------------------------             ----          -------     -----------       --------           --------

        Consolidated
Property-Casualty Subsidiary

        Year Ended:
     December 31, 1996                    *              *              n/a              *                  *

     December 31, 1995                    *              *              n/a              *                  *

     December 31, 1994                    *              *              n/a              *                  *

                                                Column H           Column I          Column J          Column K
                                                --------           --------          --------          --------

                                            Losses and Loss      Amortization
                                           Expenses Incurred           of           Paid Losses
                                              Related to         Acquisition          and Loss          Premiums
                                      Current Year  Prior Years      Costs            Expenses          Written
                                      ------------  -----------      -----            --------          -------

        Year Ended:
     December 31, 1996                    *              *              *                *              $243,911

     December 31, 1995                    *              *              *                *              $253,468

     December 31, 1994                    *              *              *                *              $179,563

------------
*  Information included in consolidated financial statements or accompanying notes thereto.

                                   Item 14(c)

                                  Exhibit Index



                                                                        If incorporated by reference document
Exhibit No.                    Description of Exhibit                   with which Exhibit was previously filed with SEC
-----------                    ----------------------                   ------------------------------------------------

3(A)(1)       State Auto Financial Corporation's Amended and Restated    1933 Act Registration Statement No.
              Articles of Incorporation                                  33-40643 on Form S-1 (see Exhibit 3(a)
                                                                         therein)

3(A)(2)       State Auto Financial Corporation's Amendment to the        1933 Act Registration Statement No.
              Amended and Restated Articles of Incorporation             33-89400 on Form S-8 (see Exhibit 4(b)
                                                                         therein)

3(B)          State Auto Financial  Corporation's  Amended and Restated  1933  Act  Registration   Statement  No.
              Code of Regulations                                        33-40643 on Form S-1 (see  Exhibit  3(b)
                                                                         therein)

4             State Auto Financial Corporation's Amended and Restated    See Exhibit 3(A) and 3(B)
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of
              the Company's Amended and Restated Code of Regulations

10(A)         Reinsurance Agreement between State Automobile Mutual      1933 Act Registration Statement No.
              Insurance Company and Southern Home Insurance Company,     33-40643 on Form S-1 (see Exhibit 10(a)
              now known as State Auto Property and Casualty Insurance    therein)
              Company, dated January 1, 1987

10(B)         Amendment Number 1 effective January 1, 1992 to            Form 10-K Annual Report for the year
              Reinsurance Agreement between State Automobile Mutual      ended December 31, 1991 (see Exhibit 10
              Insurance Company and State Auto Property and Casualty     (B) therein)
              insurance Company formerly known as Southern Home
              Insurance Company, effective as of January 1, 1987

10(C)         Amendment Number 2 dated as of December 1, 1993 to the     Form 10-K Annual Report for the year
              Reinsurance Agreement between State Automobile Mutual      ended December 31, 1993 (see Exhibit 10
              Insurance Company and State Auto Property and Casualty     (C) therein)
              Insurance Company formerly known as Southern Home
              Insurance Company, effective as of January 1, 1987

10(D)         Amendment Number 3 dated as of December 1, 1994            Form 10-K Annual Report for the year
              effective as of January 1, 1995 to the Reinsurance         ended December 31, 1994 (see Exhibit
              Agreement between State Automobile Mutual Insurance        10(D) therein)
              Company and State Auto Property and Casualty Insurance
              Company

10(E)*        Amended and Restated Management Agreement among State      Form 10-K Annual Report for the year
              Automobile Mutual Insurance Company, State Auto Property   ended December 31, 1994 (see Exhibit
              and Casualty Insurance Company, State Auto National        10(E) therein)
              Insurance Company, State Auto Financial Corporation,
              State Auto Life Insurance Company, and Milbank effective
              April 1, 1994 as approved by insurance regulatory
              officials in Ohio, South Carolina and South Dakota

--------------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit



10(F)*        Amendment Number 1-A to the Amended and Restated           Form 10-K Annual Report for the year
              Management Agreement among State Automobile Mutual         ended December 31, 1994 (see Exhibit
              Insurance Company, State Auto Property and Casualty        10(F) therein)
              Insurance Company, State Auto National Insurance
              Company, State Auto Financial Corporation, State Auto
              Life Insurance Company and Milbank Insurance Company
              effective as of January 1, 1995

10(G)         Guaranty Agreement between State Automobile Mutual         1933 Act Registration Statement No.
              Insurance Company and State Auto Property and Casualty     33-40643 on Form S-1 (see Exhibit 10
              Insurance Company dated as of May 16, 1991                 (d) therein)

10(H)         Form of Indemnification Agreement between State Auto       1933 Act Registration Statement No.
              Financial Corporation and each of its directors            33-40643 on Form S-1 (see Exhibit 10
                                                                         (e) therein)

10(I)*        State Auto 1991 Quality Performance Bonus Plan             1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (f) therein)

10(J)*        Non-Qualified Deferred Compensation Plan                   1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (g) therein)

10(K)*        1991 Stock Option Plan                                     1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (h) therein)

10(L)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No.
                                                                         33-89400 on Form S-8 (see Exhibit 4 (a)
                                                                         therein)

10(M)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (i) therein)

10(N)         Lease Agreement between Longhollow Associates Limited      1933 Act Registration Statement No.
              Partnership and State Automobile Mutual Insurance          33-40643 on Form S-1 (see Exhibit 10
              Company dated July 8, 1988, as amended                     (j) therein)

10(O)         License Agreement between State Automobile Mutual          1933 Act Registration Statement No.
              Insurance Company and Policy Management Systems            33-40643 on Form S-1 (see Exhibit 10
              Corporation dated December 28, 1984                        (k) therein)

10(P)         Investment Management Agreement between Stateco            Form 10-K Annual Report for the year
              Financial Services, Inc. and State Automobile Mutual       ended December 31, 1992 (see Exhibit 10
              Insurance Company, effective April 1, 1993                 (N) therein

10(Q)         Option Agreement between State Automobile Mutual           Form 10-K Annual Report for year ended
              insurance Company and State Auto Financial Corporation     December 31, 1993 (see Exhibit 10 (R)
              dated as of August 20, 1993                                therein)

10(R)*        Supplemental Executive Retirement Income Plan effective    Form 10-K Annual Report for the year
              December 1, 1992                                           ended  December  31,  1992 (see  Exhibit
                                                                         10(O) therein)

10(S)*        State Auto Insurance Companies Directors' Deferred         Form 10-K Annual Report for year ended
              Compensation Plan                                          December 31, 1995 (see Exhibit 10(S)
                                                                         therein)

--------------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit



10(T)*        State Auto Insurance Companies Non-Qualified Incentive     Form 10-K Annual Report for year ended
              Deferred Compensation Plan                                 December 31, 1995 (see Exhibit 10(T)
                                                                         therein)

10(U)*        Strategic Insurance Software, Inc. 1995 Stock Option Plan  Form 10-K Annual Report for year ended
                                                                         December 31, 1995 (see Exhibit 10(U)
                                                                         therein)

10(V)         Strategic Insurance Software, Inc. Warrant to purchase     Form 10-K Annual Report for year ended
              common stock                                               December 31, 1995 (see Exhibit 10(V)
                                                                         therein)

10(W*         Strategic Insurance Software, Inc. Shareholder's           Form 10-K Annual Report for year ended
              Agreement                                                  December 31, 1995 (see Exhibit 10(W)
                                                                         therein)

10(X)*        Robert L. Bailey Employment Contract                       Form 10-K Annual Report for year ended
                                                                         December 31, 1995 (see Exhibit 10(X)
                                                                         therein)

10(Y)         Amended and Restated Reinsurance Pooling Agreement         Form 10-Q for the period ended
              between State Automobile Mutual Insurance Company, State   September 30, 1996 (see Exhibit 10(Y)
              Auto Property and Casualty Insurance Company and Milbank   therein)
              Insurance Company effective July 1, 1996

10(Z)         Property Catastrophe Overlying Excess of Loss              Form 10-Q for the period ended
              Reinsurance Contract between State Automobile Mutual       September 30, 1996 (see Exhibit 10(Z)
              Insurance Company, Milbank Insurance Company, State Auto   therein)
              National Insurance Company and State Auto Property and
              Casualty Insurance Company dated July 1,1996

10(AA)        Credit Agreement between SAF Funding Corporation and       Form 10-Q for the period ended
              The Chase Manhattan Bank dated August 16, 1996             September 30, 1996 (see Exhibit 10(AA)
                                                                         therein)

10(BB)        Put Agreement between State Automobile Mutual Insurance    Form 10-Q for the period ended
              Company, State Auto Financial Corporation and The Chase    September 30, 1996 (see Exhibit 10(BB)
              Manhattan Bank dated August 16, 1996                       therein)

10(CC)        Standby Purchase Agreement between State Auto Financial    Form 10-Q for the period ended
              Corporation and SAF Funding Corporation dated August 16,   September 30, 1996 (see Exhibit 10(CC)
              1996                                                       therein)


10(DD)*       Amendment Number 2 to the 1991 Stock Option Plan           Included Herein


10(EE)*       Amendment Number 1 to the 1991 Directors' Stock Option     Included Herein
              Plan


10(FF)        Option Agreement between State Auto Mutual and State       Included Herein
              Auto Financial dated March 11, 1997.

11            Statement regarding computation of earnings per share      Form 10-K Annual Report for the year
                                                                         ended December 31, 1995 (see Exhibit 11
                                                                         therein)

21            List of Subsidiaries of State Auto Financial Corporation   Form 10-K Annual Report for the year
                                                                         ended December 31, 1995 (see Exhibit 22
                                                                         therein)

23            Consent of Independent Auditors                            Included Herein

--------------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit





24            Powers of Attorney - John R. Lowther, David L.             Form 10-K Annual Report for the year
              Bickelhaupt, Paul W. Huesman, George R. Manser and         ended December 31, 1991 (see Exhibit 25
              Robert J. Murchake                                         therein)

24(A)         Power of Attorney - William J. Lhota                       Form 10-K Annual Report for the year
                                                                         ended December 31, 1994 (see Exhibit
                                                                         25(A) therein)

24(B)         Power of Attorney - David J. D'Antoni                      Form 10-K Annual Report for the year
                                                                         ended December 31, 1995 (see Exhibit
                                                                         25(B) therein)

27            Financial Data Schedule                                    Included Herein