Form 10-Q
period 1997-03-31
STATE AUTO FINANCIAL CORP
filed 1997-05-13
CIK 874977

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended           March 31, 1997
                               ----------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the Transition period from                      to
                              ----------------------  ----------------------

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                    31-1324304
---------------------------------       ----------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
    of incorporation)

518 East Broad Street, Columbus, Ohio                         43215-3976
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (zip code)

                                (614)  464-5000
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (X) Yes                 ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common shares, without par value                  18,151,775
      --------------------------------            -----------------------
              (Class)                             (Outstanding on 5/1/97)

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31           December 31
ASSETS                                                                           1997                1996
                                                                               --------           -----------
                                                                              (unaudited)           (Note 1)
Fixed maturities:

   Held for investment, at amortized cost
        (fair value $87,997,005 and $91,058,485, respectively)               $ 88,572,879         $90,251,124
   Available for sale, at fair value
        (amortized cost $293,996,277 and $286,790,650, respectively)          296,482,237         294,056,432
                                                                             ------------        ------------
          Total investments                                                   385,055,116         384,307,556
Cash and cash equivalents                                                      14,212,734          12,867,968
Deferred policy acquisition costs                                              16,583,088          15,711,347
Accrued investment income and other assets                                     15,373,880          13,845,107
Net prepaid pension expense                                                    10,939,508          10,622,708
Reinsurance recoverable                                                         9,564,909           9,691,202
Prepaid reinsurance premiums                                                    2,954,172           3,379,741
Deferred federal income taxes                                                   1,509,863             153,984
Property and equipment, net                                                     2,511,831           2,540,526
                                                                             ------------        ------------
          Total assets                                                       $458,705,101        $453,120,139
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                             $166,445,161        $165,874,707
Unearned premiums                                                              94,864,461          93,883,927
Current federal income taxes                                                    2,553,515           2,076,374
Due to affiliates                                                               1,805,926           2,903,548
Other liabilities                                                               2,231,422           1,920,655
                                                                             ------------        ------------
          Total liabilities                                                   267,900,485         266,659,211
                                                                             ------------        ------------
STOCKHOLDERS' EQUITY

Common stock, without par value. Authorized 30,000,000
  shares; 18,151,775 and 18,135,526 shares issued and outstanding,
  respectively, at stated value of $5 per share                                90,758,875          90,677,630
Additional paid-in capital                                                      1,556,854           1,456,083
Net unrealized holding gains                                                    2,055,451           5,179,126
Retained earnings                                                              96,433,436          89,148,089
                                                                             ------------        ------------
          Stockholders' equity                                                190,804,616         186,460,928
                                                                             ------------        ------------
          Total liabilities and stockholders' equity                         $458,705,101        $453,120,139
                                                                             ============        ============

See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1997 and 1996

                                                                          1997                 1996
                                                                      -----------          -----------
                                                                      (unaudited)          (unaudited)
Earned premiums (net of ceded earned premiums of
      $2,747,392 and $2,711,879, respectively)                        $62,250,671          $58,934,087
Net investment income                                                   6,235,524            5,941,492
Management services income                                              2,207,053            2,007,015
Net realized gains on investments                                         238,382              449,383
                                                                      -----------          -----------
          Total revenues                                               70,931,630           67,331,977
                                                                      -----------          -----------

Losses and loss expenses (net of ceded losses and loss
     expenses of $1,034,489 and $1,038,137, respectively)              41,940,316           42,642,360
Acquisition and operating expenses                                     18,094,503           16,344,523
Other expense, net                                                        551,566              664,152
                                                                      -----------          -----------
          Total expenses                                               60,586,385           59,651,035
                                                                      -----------          -----------
          Earnings before federal income taxes                         10,345,245            7,680,942

Federal income tax expense:
    Current                                                             2,487,295            2,181,071
    Deferred                                                              326,532             (107,337)
                                                                      -----------          -----------
          Total federal income taxes                                    2,813,827            2,073,734
                                                                      -----------          -----------

          Net earnings                                                 $7,531,418           $5,607,208
                                                                      ===========          ===========

Weighted average common shares outstanding                             18,145,036           18,028,371
                                                                      ===========          ===========

Net earnings per common share                                               $0.42                $0.31
                                                                      ===========          ===========

Dividends paid per common share                                            $0.040               $0.037
                                                                      ===========          ===========

See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                  (unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the interim periods included herein have been prepared by the Company without audit; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 1997.

2.  NET EARNINGS PER COMMON SHARE

Net earnings per common share is computed on the basis of the weighted average number of common shares outstanding during each of the respective periods presented. Additional shares arising from the assumed exercise of employee and director stock options were not included in the computations as the dilutive effect was not material.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded, and is not expected to be material to the Company. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share, but it is not expected to be material.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                Management's Discussion and Analysis of Results
                     of Operations and Financial Condition

Results of Operations

Earnings before federal income taxes increased $2.6 million to $10.3 million for the three months ended March 31, 1997 from the same 1996 period. This increase is due to a combination of earned premium growth and an improvement in the losses and loss expenses of the Company from the same 1996 period. The GAAP combined ratio, i.e., losses and loss expenses plus acquisition and operating expenses, as a percentage of earned premiums, decreased to 96.5% for the quarter ended March 31, 1997 from 100.1% for the same 1996 period.

Earned premiums, during the quarter ended March 31, 1997, increased $3.3 million (5.6%) to $62.3 million from the same 1996 period. The Company's principal insurance subsidiary, State Auto P&C, increased its earned premiums approximately 2.8% from the same 1996 period. Approximately 1.3 percentage points of this increase is due to the catastrophe reinsurance agreement, effective July 1, 1996, between State Auto P&C and its insurance affiliates whereby State Auto P&C became the catastrophe reinsurer for the State Auto Insurance Companies (State Auto P&C, Mutual, Milbank and National) for $100.0 million excess of $120.0 million, pursuant to a catastrophe assumption reinsurance agreement. While the pooled companies' (State Auto P&C, Mutual and Milbank) personal lines continue to experience no growth, commercial lines direct written premiums continue to increase at comparable 1996 levels of 10% per quarter. National, the Company's non-standard automobile subsidiary, increased its earned premium 58.8% from the same 1996 period, while its net written premiums increased 92.7% from the same 1996 period. Contributing to these increases was National's entry into three new states of operation in late 1996. Currently, National plans entry into two to three states during 1997.

Net investment income increased $0.3 million (4.9%) to $6.2 million from the same 1996 period. An increase in invested assets over the same 1996 period contributed to this increase. Total amortized cost of investable assets at March 31, 1997 was $396.8 million compared to $374.3 million at March 31, 1996. The investment yield increased slightly to 6.27% from 6.26% for the same period in 1996.

Management services income increased $0.2 million (10.0%) to $2.2 million from the same 1996 period. This change is due to an increase in insurance management fee income of approximately $0.2 million over the same period in 1996.

Losses and loss expenses, as a percentage of earned premiums, decreased to 67.4% for the quarter ended March 31, 1997 from 72.4% for the same 1996 period. While catastrophe losses for these two periods were comparable, the Company continues to record improvements in its underlying book of business. For the first quarter of 1997, nearly all lines of business recorded an improvement in their statutory loss ratio over the same period in 1996.

Acquisition and operating expenses, as a percentage of earned premiums, increased to 29.1% for the quarter ended March 31, 1997 from 27.7% for the same 1996 period. The increase in expense is primarily due to the following: beginning with the first quarter of 1997, the Companies began amortizing costs associated with the development of its claims and billing processing system that began a little over two years ago. The amortization period of these costs will be approximately three years. Also beginning in the first quarter of 1997, the Company began to incur costs associated with the internal maintenance and support of these new systems. Additionally, there was an increase over the same period in 1996 of the Quality Performance Bonus (the Bonus) earned by nearly all permanent employees. Performance is measured quarterly and the Bonus is earned if the State Auto Insurance Companies' quarterly direct statutory combined ratio is better than predetermined targets set at the beginning of each fiscal year.

Federal income taxes increased $0.7 million to $2.8 million due to an increase in taxable income over the same period in 1996. Effective tax rates remained comparable for the two periods.

Liquidity and Capital Resources

Net cash provided by operating activities decreased to $6.9 million for the quarter ended March 31, 1997 from $7.5 million for the same 1996 period. Net cash used in investing activities increased to $5.5 million from $2.0 million for the same 1996 period. Net cash used in financing activities remained somewhat comparable to the 1996 period. As of March 31, 1997, funds consisting of cash and cash equivalents available for general operations were $14.2 million compared to $16.7 million at March 31, 1996. No long-term fixed maturities were required to be sold to meet obligations during the first three months of 1996.

The Board of Directors declared a quarterly cash dividend of $0.04 per common share payable on March 31, 1997, to shareholders of record on March 13, 1997.

The Company had no material commitments for capital expenditures as of March 31, 1997.

In April 1997, the Company entered into a contract to acquire land on which it plans to build an office building to use as a new office for the State Auto Insurance Companies' Nashville Regional Office (NRO) when the lease for the current NRO office expires in 1999. The Company currently plans to build a building of approximately 35,000 square feet for which it currently estimates $5.5 million to develop and build.

The State Auto Insurance Companies, like most owners and users of computer software, are required to modify significant portions of its software so that it will function properly in the Year 2000. The Companies have dedicated resources in order to achieve Year 2000 compliance.

New Accounting Standards

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded, and is not expected to be material to the Company. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share, but it is not expected to be material.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  a.     Exhibits

        Exhibit No.         Description of Exhibits             Reference
        -----------         -----------------------             ---------
        27                  Financial Data Schedules            Included herein

         b.     Reports on Form 8-K -  None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         State Auto Financial Corporation

Date:   May 13, 1997                     /s/ STEVEN J. JOHNSTON
                                         -------------------------------------
                                         Steven J. Johnston

                                         Treasurer and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)