Form 10-Q
period 1997-06-30
STATE AUTO FINANCIAL CORP
filed 1997-08-13
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                June 30, 1997
                               -------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from ______________________ to _______________________


                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                        31-1324304
------------------------------             ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)


518 East Broad Street, Columbus, Ohio                       43215-3976
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

                                      (X) Yes      ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                             18,205,569
--------------------------------                    -------------------------
         (Class)                                    (Outstanding on 08/01/97)


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30            December 31
                                                                                        1997                 1996
                                                                                  -----------------    -----------------
ASSETS                                                                               (UNAUDITED)           (NOTE 1)

Fixed maturities:
   Held for investment, at amortized cost
        (fair value $87,873,663 and $91,058,485, respectively)                          $86,832,015          $90,251,124
   Available for sale, at fair value
        (amortized cost $301,659,268 and $286,790,650, respectively)                    308,506,291          294,056,432
                                                                                  ------------------   ------------------
          Total investments                                                             395,338,306          384,307,556

Cash and cash equivalents                                                                10,325,932           12,867,968
Deferred policy acquisition costs                                                        16,975,599           15,711,347
Accrued investment income and other assets                                               16,327,276           13,845,107
Net prepaid pension expense                                                              11,256,308           10,622,708
Reinsurance recoverable                                                                  10,525,061            9,691,202
Prepaid reinsurance premiums                                                              3,722,635            3,379,741
Due from affiliates                                                                       3,662,817            -
Deferred federal income taxes                                                             -                      153,984
Property and equipment, net                                                               2,503,558            2,540,526

                                                                                  -----------------    -----------------
          Total assets                                                                 $470,637,492         $453,120,139
                                                                                  ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                       $167,079,432         $165,874,707
Unearned premiums                                                                        98,085,882           93,883,927
Current federal income taxes                                                                805,383            2,076,374
Deferred federal income taxes                                                               149,919            -
Due to affiliates                                                                         -                    2,903,548
Other liabilities                                                                         2,514,763            1,920,655

                                                                                  ------------------   ------------------
          Total liabilities                                                             268,635,379          266,659,211
                                                                                  ------------------   ------------------

STOCKHOLDERS' EQUITY

Common stock, without par value. Authorized 30,000,000
  shares; 18,205,569 and 18,135,526 shares issued and outstanding,
  respectively, at stated value of $5 per share                                          91,027,845           90,677,630
Additional paid-in capital                                                                1,797,912            1,456,083
Net unrealized holding gains                                                              4,872,717            5,179,126
Retained earnings                                                                       104,303,639           89,148,089

                                                                                  ------------------   ------------------
          Stockholders' equity                                                          202,002,113          186,460,928

                                                                                  ==================   ==================
          Total liabilities and stockholders' equity                                   $470,637,492         $453,120,139
                                                                                  ==================   ==================

See accompanying notes to condensed consolidated financial statements.


               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended June 30, 1997 and 1996

                                                                       1997                 1996
                                                                 ----------------     ----------------
                                                                   (unaudited)          (unaudited)

Earned premiums (net of ceded earned premiums of
      $3,076,432 and $2,769,194, respectively)                        $63,765,837          $59,861,465
Net investment income                                                   6,265,865            5,925,574
Management services income                                              2,265,658            2,000,020
Net realized gains on investments                                          83,001              587,854

                                                                 -----------------    -----------------
          Total revenues                                               72,380,361           68,374,913
                                                                 -----------------    -----------------

Losses and loss expenses (net of ceded losses and loss
     expenses of  $2,413,371 and $1,198,968, respectively)             41,656,535           44,326,383
Acquisition and operating expenses                                     19,027,040           16,582,300
Other expense, net                                                        419,236              799,109

                                                                 -----------------    -----------------
          Total expenses                                               61,102,811           61,707,792
                                                                 -----------------    -----------------

          Earnings before federal income taxes                         11,277,550            6,667,121

Federal income tax expense:
    Current                                                             3,016,714            1,704,645
    Deferred                                                              142,409              112,410
                                                                 -----------------    -----------------
          Total federal income taxes                                    3,159,123            1,817,055

                                                                 -----------------    -----------------
          Net earnings                                                 $8,118,427           $4,850,066
                                                                 =================    =================


Weighted average common shares outstanding                             18,174,120           18,057,291
                                                                 =================    =================

Net earnings per common share                                               $0.44                $0.27
                                                                 =================    =================

Dividends paid per common share                                            $0.040               $0.037
                                                                 =================    =================

See accompanying notes to condensed consolidated financial statements.



                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Six Months Ended June 30, 1997 and 1996

                                                                       1997                 1996
                                                                 -----------------    ----------------
                                                                   (unaudited)          (unaudited)

Earned premiums (net of ceded earned premiums of
    $5,823,825 and $5,481,073, respectively)                         $126,016,508         $118,795,552
Net investment income                                                  12,501,389           11,867,066
Management services income                                              4,472,711            4,007,035
Net realized gains on investments                                         321,383            1,037,237

                                                                 -----------------    -----------------
          Total revenues                                              143,311,991          135,706,890
                                                                 -----------------    -----------------


Losses and loss expenses (net of ceded losses and loss
   expenses of $5,429,185 and $4,745,928, respectively)                83,596,851           86,968,743
Acquisition and operating expenses                                     37,201,921           32,926,823
Other expense, net                                                        890,424            1,463,261

                                                                 -----------------    -----------------
          Total expenses                                              121,689,196          121,358,827
                                                                 -----------------    -----------------

          Earnings before federal income taxes                         21,622,795           14,348,063

Federal income tax expense:
    Current                                                             5,504,009            3,885,716
    Deferred                                                              468,941                5,073
                                                                 -----------------    -----------------
          Total federal income taxes                                    5,972,950            3,890,789

                                                                 -----------------    -----------------
          Net earnings                                                $15,649,845          $10,457,274
                                                                 =================    =================


Weighted average common shares outstanding                             18,159,659           18,043,820
                                                                 =================    =================

Net earnings per common share                                               $0.86                $0.58
                                                                 =================    =================

Dividends paid per common share                                            $0.080               $0.073
                                                                 =================    =================


See accompanying notes to condensed consolidated financial statements.


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996

                                                                                       1997                 1996
                                                                                 -----------------    ----------------
                                                                                   (unaudited)          (unaudited)

Cash flows from operating activities:
   Net earnings                                                                       $15,649,845          $10,457,274
                                                                                 -----------------    -----------------

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization, net                                                     385,298              376,142
   Change in deferred policy acquisition costs                                         (1,264,252)            (583,191)
   Change in accrued investment income and other assets                                (2,482,169)            (306,384)
   Change in net prepaid pension expense                                                 (633,600)            (551,200)
   Change in other liabilities and due to/from affiliate, net                          (5,972,165)           4,029,865
   Change in reinsurance recoverable and prepaid reinsurance premiums                  (1,176,753)             112,967
   Change in losses and loss expenses payable                                           1,204,725           (3,092,909)
   Change in unearned premiums                                                          4,201,955            2,235,910
   Change in federal income taxes                                                        (802,050)            (368,318)
   Net realized gains on investments                                                     (321,383)          (1,056,640)

                                                                                 -----------------    -----------------
          Net cash provided by operating activities                                     8,789,451           11,253,516
                                                                                 -----------------    -----------------

Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity                                      -                   (6,058,920)
   Purchase of fixed maturities - available for sale                                  (49,041,991)         (60,866,146)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                                 3,338,120            7,109,710
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                                8,068,113            2,020,000
   Sale of fixed maturities - available for sale                                       26,120,250           57,256,234
  Net additions of property and equipment                                                 (13,728)            (101,663)

                                                                                 -----------------    -----------------
          Net cash used in investing activities                                       (11,529,236)            (640,785)
                                                                                 -----------------    -----------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                                 692,044              683,206
   Payment of dividends                                                                  (494,295)            (444,424)

                                                                                 -----------------    -----------------
          Net cash provided by financing activities                                       197,749              238,782
                                                                                 -----------------    -----------------

          Net increase (decrease) in cash and cash equivalents                         (2,542,036)          10,851,513

Cash and cash equivalents at beginning of period                                       12,867,968           11,227,375

                                                                                 -----------------    -----------------
Cash and cash equivalents at end of period                                            $10,325,932          $22,078,888
                                                                                 =================    =================

Supplemental disclosures:
   Federal income taxes paid                                                           $6,775,000           $4,259,106
                                                                                 =================    =================

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)

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

3.  NET ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information interim financial reports to shareholders. The Company has not yet determined the reporting changes required by Statements 130 and 131 to comprehensive income and segment information.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Earnings before federal income taxes increased $4.6 million to $11.3 million and $7.3 million to $21.6 million for the three months and six months ended June 30, 1997, respectively, from the same 1996 periods. These increases are due to a combination of revenue growth and improvement in total expenses of the Company from the same 1996 periods. The GAAP combined ratio, i.e., losses and loss expenses plus acquisition and operating expenses, as a percentage of earned premiums, decreased to 95.1% for the quarter ended June 30, 1997 from 101.7% for the same period in 1996 and for the six months ended June 30, 1997, decreased to 95.8% from 100.9% for the same period in 1996.

Earned premiums increased $3.9 million (6.5%) to $63.8 million for the quarter ended June 30, 1997 and $7.2 million (6.1%) to $126.0 million for the six months ended June 30, 1997 from the same 1996 periods. The Company's principal insurance subsidiary, State Auto P&C, increased its earned premium approximately 3.2% and 3.0% from the same three month and six month periods, respectively, in 1996. Approximately 1.3 percentage points of the three month and six month period increase is due to the catastrophe reinsurance agreement, effective July 1, 1996, between State Auto P&C and its insurance affiliates whereby State Auto P&C became the catastrophe reinsurer for the State Auto Insurance Companies (State Auto P&C, State Automobile Mutual, Milbank and State Auto National) for $100.0 million excess of $120.0 million, pursuant to a catastrophe assumption reinsurance agreement. During the three months and six months ended June 30, 1997, the pooled companies' (State Auto P&C, State Automobile Mutual and Milbank) experienced minimal growth in direct written premiums on its personal lines of business, while commercial lines reflected an increase of approximately 7.5% and 9.0%, respectively, from the same 1996 periods. Commercial lines growth decreased from levels experienced by the Company in 1996. Part of this decrease is due to a reduction in NCCI loss costs in the workers compensation line of business that began approximately a year ago. State Auto National, the Company's non-standard automobile subsidiary, increased its earned premium approximately 63.9% and 61.5% from the same three month and six month periods, respectively, in 1996. Contributing to these increases was State Auto National's entry into three new states of operation in late 1996. During the three month period ended June 30, 1997, State Auto National's net written premiums increased 47.5% which was down from the first quarter 1997 increase of 92.7%. This decrease between subsequent periods is the result of rate increases State Auto National implemented in the first quarter of 1997 in two of its operating states as well as a more aggressive underwriting posture with several larger agencies. State Auto National remains on track for entry into two to three states during 1997.

Net investment income increased $0.3 million to $6.3 million for the three months ended June 30, 1997 and $0.6 million to $12.5 million for the six months ended June 30, 1997, from the same 1996 periods. An increase in invested assets over the same 1996 periods contributed to these increases. Total amortized cost of invested assets at June 30, 1997 was $388.5 million compared to $356.5 million at June 30, 1996. The investment yield, based on the available for sale portfolio valued at fair value, remained comparable for the three month and six month periods ending June 30, 1997 to 1996 levels at approximately 6.23%.

Management services income increased $0.3 million to $2.3 million for the three months ended June 30, 1997 and $0.5 million to $4.5 million for the six months ended June 30, 1997, from the same 1996 periods. These increases are due to an increase in fees generated from both investment and insurance management services as well as new fee income received for these services in 1997 from Midwest Security Insurance Company, an affiliate acquired by State Automobile Mutual in early 1997.

Losses and loss expenses, as a percentage of earned premiums, decreased to 65.3% for the three months ended June 30, 1997 from 74.0% for the same 1996 period and for the six months ended June 30, 1997, decreased to 66.3% from 73.2% for the same 1996 period. The decrease in these ratios are due to a reduction in the level of catastrophe losses experienced by the Company as compared to the same periods in 1996. Additionally, nearly all lines of business recorded an improvement in their statutory loss ratio over the same periods in 1996 indicating strong performance in core underwriting operations.

Acquisition and operating expenses, as a percentage of earned premiums, increased to 29.8% for the three months ended June 30, 1997 from 27.7% for the same 1996 period and for the six months ended June 30, 1997, increased to 29.5% from 27.7% for the same 1996 period. The increases in these percentages are primarily due to the amortization of software expenses and the Quality Performance Bonus ("the Bonus"). Beginning with the first quarter of 1997, the Companies began amortizing costs associated with the development of its claims and billing processing system that began a little over two years ago. The amortization period of these costs will be approximately three years. Additionally, there was an increase over the same periods in 1996 of the Bonus earned by nearly all permanent employees. Performance is measured quarterly and the Bonus is earned if the State Auto Insurance Companies' quarterly direct statutory combined ratio is better than predetermined targets set at the beginning of each fiscal year.

Decrease in other expenses of $0.4 million to $0.4 million for the three months ended June 30, 1997 and $0.6 million to $0.9 million for the six months ended June 30, 1997, from the same 1996 periods is primarily due to the State Auto Insurance Companies changing the catastrophe portion of its reinsurance treaty beginning July 1, 1996, that prior to this period was accounted for as deposit reinsurance. Expenses associated with the catastrophe portion of the treaty accounted for as deposit reinsurance were included in other expense.

Federal income taxes increased $1.3 million to $3.2 million for the three months ended June 30, 1997 and $2.1 million to $6.0 million for the six months ended June 30, 1997 from the same periods in 1996. These increases are due to the increase in taxable income as a result of the improvement in insurance operations in 1997 compared to the same periods in 1996.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities decreased to $8.8 million for the six months ended June 30, 1997 from $11.3 million for the same 1996 period. Net cash used in investing activities increased to $11.5 million from $0.6 million for the same 1996 period. Net cash provided by financing activities remained comparable to the 1996 period. As of June 30, 1997, funds consisting of cash and cash equivalents for general operations were $10.3 million compared to $22.1 million at June 30, 1996. No long-term fixed maturities were required to be sold to meet obligations during the first half of 1997.

The Board declared a quarterly cash dividend of $0.04 per common share payable on June 30, 1997, to shareholders of record on June 10, 1997.

The State Auto Insurance Companies, like most owners and users of computer software, are required to modify significant portions of its software so it will function properly in the year 2000. The Companies have dedicated resources in its efforts to address Year 2000 compliance.

New Accounting Standards
------------------------

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information interim financial reports to shareholders. The Company has not yet determined the reporting changes required by Statements 130 and 131 to comprehensive income and segment information.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on Thursday, May 29, 1997. The total shares represented at the meeting were 16,756,412. This constituted 92% of the Company's 18,151,775 shares outstanding. At the meeting, the shareholders voted on one resolution which was the election of Urlin G. Harris, Jr., David L. Bickelhaupt, and George R. Manser as Class III Directors, each to hold office until the 2000 annual meeting of shareholders and until a successor is elected and qualified, each director nominee received the votes indicated:

                                                   NUMBER OF VOTES
                                                   ---------------
                                          FOR                       WITHHELD
                                          ---                       --------

Urlin G. Harris, Jr.                   16,697,666                    58,746
David L. Bickelhaupt                   16,694,186                    62,226
George R. Manser                       16,699,027                    57,385

         On the basis of this vote, Urlin G. Harris, Jr., David L. Bickelhaupt, and George R. Manser were elected as Class III Directors to serve until the 2000 annual meeting and until a successor is elected and qualified.

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

              Exhibit No.            Description of Exhibits
              -----------            -----------------------

                   24(c)       Powers of Attorney  -  William  J.            Included herein
                               Lhota, Urlin G. Harris, Jr., Robert
                               J. Murchake, Paul W. Huesman,
                               George R. Manser, David  L.
                               Bickelhaupt, and David J. D'Antoni

                  27           Financial data schedules

         b.   Reports on Form 8-K -  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     STATE AUTO FINANCIAL CORPORATION

Date:  AUGUST 11, 1997               /s/ Steven J. Johnston
       ---------------              ----------------------------------
                                     Steven J. Johnston
                                     Treasurer and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)