Form 10-Q
period 1997-09-30
STATE AUTO FINANCIAL CORP
filed 1997-11-12
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended           September 30, 1997
                              --------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from ____________________ to ______________________

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                       31-1324304
---------------------------------          ----------------------------------
       (State or other                    (I.R.S. Employer Identification No.)
jurisdiction of incorporation)


518 East Broad Street, Columbus, Ohio                       43215-3976
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
                                                  (X) Yes    ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                       18,279,064
--------------------------------                 -------------------------
            (CLASS)                              (OUTSTANDING ON 11/07/97)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30      December 31
                                                                                   1997              1996
                                                                               ------------      ------------
ASSETS                                                                         (unaudited)         (Note 1)

Fixed maturities:
   Held for investment, at amortized cost
        (fair value $83,144,713 and $91,058,485, respectively)                 $ 81,256,317      $ 90,251,124
   Available for sale, at fair value
        (amortized cost $295,593,329 and $286,790,650, respectively)            306,153,446       294,056,432
Equity securities, at fair value (cost $3,857,955 and $-0-, respectively)         3,997,120                 -

                                                                               ------------      ------------
          Total investments                                                     391,406,883       384,307,556

Cash and cash equivalents                                                        27,083,072        12,867,968
Deferred policy acquisition costs                                                17,174,943        15,711,347
Accrued investment income and other assets                                       16,091,658        13,845,107
Net prepaid pension expense                                                      11,573,108        10,622,708
Reinsurance recoverable                                                           9,535,749         9,691,202
Prepaid reinsurance premiums                                                      3,677,196         3,379,741
Due from affiliates                                                               1,134,082                 -
Deferred federal income taxes                                                             -           153,984
Property and equipment, net                                                       3,232,598         2,540,526

                                                                               ------------      ------------
          Total assets                                                         $480,909,289      $453,120,139
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                               $164,306,759      $165,874,707
Unearned premiums                                                                99,645,090        93,883,927
Current federal income taxes                                                        704,968         2,076,374
Deferred federal income taxes                                                     1,653,648                 -
Due to affiliates                                                                         -         2,903,548
Other liabilities                                                                 2,345,433         1,920,655

                                                                               ------------      ------------
          Total liabilities                                                     268,655,898       266,659,211
                                                                               ------------      ------------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 30,000,000
  shares; 18,218,044 and 18,135,526 shares issued and outstanding,
  respectively, at stated value of $5 per share                                  91,090,220        90,677,630
Additional paid-in capital                                                        1,772,779         1,456,083
Net unrealized holding gains                                                      7,357,924         5,179,126
Retained earnings                                                               112,032,468        89,148,089

                                                                               ------------      ------------
          Stockholders' equity                                                  212,253,391       186,460,928

                                                                               ------------      ------------
          Total liabilities and stockholders' equity                           $480,909,289      $453,120,139
                                                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             For the Three Months Ended September 30, 1997 and 1996

                                                                    1997            1996
                                                                -----------      -----------
                                                                (unaudited)     (unaudited)

Earned premiums (net of ceded earned premiums of
      $2,986,003 and $2,885,414, respectively)                  $63,917,515      $60,239,698
Net investment income                                             6,172,031        5,999,047
Management services income                                        2,241,150        1,997,413
Net realized gains on investments                                   100,074          255,031

                                                                -----------      -----------
          Total revenues                                         72,430,770       68,491,189
                                                                -----------      -----------

Losses and loss expenses (net of ceded losses and loss
     expenses of  $1,281,896 and $1,365,509, respectively)       41,669,544       46,506,377
Acquisition and operating expenses                               18,997,180       16,926,697
Other expense, net                                                  480,654          528,080

                                                                -----------      -----------
          Total expenses                                         61,147,378       63,961,154
                                                                -----------      -----------

          Earnings before federal income taxes                   11,283,392        4,530,035

Federal income tax expense:
    Current                                                       3,109,486          753,934
    Deferred                                                        165,163          116,113
                                                                -----------      -----------
          Total federal income taxes                              3,274,649          870,047

                                                                -----------      -----------
          Net earnings                                          $ 8,008,743      $ 3,659,988
                                                                ===========      ===========


Weighted average common shares outstanding                       18,211,539       18,086,725
                                                                ===========      ===========

Net earnings per common share                                   $      0.44      $      0.20
                                                                ===========      ===========

Dividends paid per common share                                 $     0.045      $     0.040
                                                                ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              For the Nine Months Ended September 30, 1997 and 1996

                                                                 1997              1996
                                                             ------------      ------------
                                                             (unaudited)        (unaudited)

Earned premiums (net of ceded earned premiums of
    $8,809,828 and $8,366,487, respectively)                 $189,934,023      $179,035,250
Net investment income                                          18,673,420        17,866,113
Management services income                                      6,713,861         6,004,448
Net realized gains on investments                                 421,457         1,292,268

                                                             ------------      ------------
          Total revenues                                      215,742,761       204,198,079
                                                             ------------      ------------


Losses and loss expenses (net of ceded losses and loss
   expenses of $4,729,755 and $3,602,614, respectively)       125,266,395       133,475,120
Acquisition and operating expenses                             56,199,101        49,853,520
Other expense, net                                              1,371,078         1,991,341

                                                             ------------      ------------
          Total expenses                                      182,836,574       185,319,981
                                                             ------------      ------------

          Earnings before federal income taxes                 32,906,187        18,878,098

Federal income tax expense:
    Current                                                     8,613,495         4,639,650
    Deferred                                                      634,104           121,186
                                                             ------------      ------------
          Total federal income taxes                            9,247,599         4,760,836

                                                             ------------      ------------
          Net earnings                                       $ 23,658,588      $ 14,117,262
                                                             ============      ============


Weighted average common shares outstanding                     18,177,142        18,058,226
                                                             ============      ============

Net earnings per common share                                $       1.30      $       0.78
                                                             ============      ============

Dividends paid per common share                              $      0.125      $      0.113
                                                             ============      ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                                                    1997               1996
                                                                                ------------       -------------
                                                                                 (unaudited)        (unaudited)
Cash flows from operating activities:
   Net earnings                                                                 $ 23,658,588       $  14,117,262

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization, net                                                686,695             565,676
   Change in deferred policy acquisition costs                                    (1,463,596)           (649,046)
   Change in accrued investment income and other assets                           (2,246,551)           (216,578)
   Change in net prepaid pension expense                                            (950,400)           (858,622)
   Change in other liabilities and due to/from affiliate, net                     (3,613,560)          1,340,653
   Change in reinsurance recoverable and prepaid reinsurance premiums               (142,002)             39,058
   Change in losses and loss expenses payable                                     (1,567,948)         (2,108,674)
   Change in unearned premiums                                                     5,761,163           3,547,237
   Change in federal income taxes                                                   (737,302)           (556,943)
   Net realized gains on investments                                                (421,457)         (1,311,672)

                                                                                ------------       -------------
          Net cash provided by operating activities                               18,963,630          13,908,351
                                                                                ------------       -------------

Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity                                         -          (9,073,770)
   Purchase of fixed maturities - available for sale                             (71,649,161)       (100,746,601)
   Purchase of equity securities                                                  (4,049,596)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                            8,772,903           8,612,448
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                          12,072,291           2,024,908
   Sale of fixed maturities - available for sale                                  50,725,640          88,011,016
   Sale of equity securities                                                         202,378
   Net additions of property and equipment                                          (778,160)           (101,663)

                                                                                ------------       -------------
          Net cash used in investing activities                                   (4,703,705)        (11,273,662)
                                                                                ------------       -------------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                            729,286             680,655
   Payment of dividends                                                             (774,107)           (687,893)

                                                                                ------------       -------------
          Net cash used in financing activities                                      (44,821)             (7,238)
                                                                                ------------       -------------

          Net increase in cash and cash equivalents                               14,215,104           2,627,451

Cash and cash equivalents at beginning of period                                  12,867,968          11,227,375

                                                                                ------------       -------------
Cash and cash equivalents at end of period                                      $ 27,083,072       $  13,854,826
                                                                                ============       =============

Supplemental disclosures:
   Federal income taxes paid                                                    $  9,985,000       $   5,317,779
                                                                                ============       =============



See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)

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

3.  NEW ACCOUNTING STANDARDS

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Earnings before federal income taxes increased $6.8 million to $11.3 million and $14.0 million to $32.9 million for the three months and nine months ended September 30, 1997, respectively, from the same 1996 periods. These increases are due to a combination of revenue growth and improvement in losses and loss expenses of the Company from the same 1996 periods. The GAAP combined ratio, i.e., losses and loss expenses plus acquisition and operating expenses, as a percentage of earned premiums, decreased to 94.9% for the quarter ended September 30, 1997 from 105.3% for the same period in 1996 and for the nine months ended September 30, 1997, decreased to 95.5% from 102.4% for the same period in 1996.

Earned premiums increased $3.7 million (6.1%) to $63.9 million for the quarter ended September 30, 1997 and $10.9 million (6.1%) to $189.9 million for the nine months ended September 30, 1997 from the same 1996 periods. The Company's principal insurance subsidiary, State Auto P&C, increased its earned premium approximately 2.9% from the same three month and nine month periods, respectively, in 1996. During the three months and nine months ended September 30, 1997, the pooled companies' (State Auto P&C, State Automobile Mutual and Milbank) experienced minimal growth in direct written premiums on its personal lines of business, while commercial lines reflected an increase of approximately 8.8% from the same 1996 periods. Commercial lines growth decreased from levels experienced by the Company in 1996. Part of this decrease is due to a reduction in NCCI loss costs in the workers compensation line of business that began approximately a year ago. State Auto National, the Company's non-standard automobile subsidiary, increased its earned premiums approximately 57.9% and 60.2% from the same three month and nine month periods, respectively, in 1996. Contributing to these increases was State Auto National's entry into three new states of operation in late 1996. During the three month period ended September 30, 1997, State Auto National's net written premiums increased 42.6% which were down from the increases reflected in the first two quarters of 1997. This decrease between subsequent periods is the likely result of rate increases State Auto National implemented in the first quarter of 1997 in two of its operating states as well as a more aggressive underwriting posture with several larger agencies. State Auto National began operations during the third quarter 1997 in three new states: Alabama, Illinois and Missouri.

Net investment income increased $0.2 million to $6.2 million for the three months ended September 30, 1997 and $0.8 million to $18.7 million for the nine months ended September 30, 1997, from the same 1996 periods. An increase in invested assets over the same 1996 periods contributed to these increases. Total invested assets at September 30, 1997 were $391.4 million compared to $371.7 million at September 30, 1996. The investment yield, based on the available for sale portfolio valued at fair value, decreased to 6.0% and 6.1% for the three months and nine months ended September 30, 1997, respectively, from 6.3% and 6.2% for the same 1996 comparable periods, respectively. During the third quarter 1997, the Company allocated approximately $4.0 million to investment in equity securities.

Management services income increased $0.2 million to $2.2 million for the three months ended September 30, 1997 and $0.7 million to $6.7 million for the nine months ended September 30, 1997, from the same 1996 periods. These increases are due to an increase in fees generated from both investment and insurance management services as well as new fee income received for these services in 1997 from Midwest Security Insurance Company, an affiliate acquired by State Automobile Mutual in early 1997.

Losses and loss expenses, as a percentage of earned premiums, decreased to 65.2% for the three months ended September 30, 1997 from 77.2% for the same 1996 period and for the nine months ended September 30, 1997, decreased to 66.0% from 74.6% for the same 1996 period. The decrease in these ratios is due to a reduction in the level of catastrophe losses experienced by the Company as compared to the same periods in 1996 and continuing improvement in the Company's core underwriting operations.

Acquisition and operating expenses, as a percentage of earned premiums, increased to 29.7% for the three months ended September 30, 1997 from 28.1% for the same 1996 period and for the nine months ended September 30, 1997, increased to 29.6% from 27.8% for the same 1996 period. The increase in these percentages are primarily due to the amortization of software expenses and the Quality Performance Bonus ("the Bonus"). Beginning with the first quarter of 1997, the Companies began amortizing costs associated with the development of its claims and billing processing system that began a little over two years ago. The amortization period of these costs will be approximately three years. Additionally, there was an increase over the same periods in 1996 of the Bonus earned by nearly all permanent employees. Performance is measured quarterly and the Bonus is earned if the State Auto Insurance Companies' quarterly direct statutory combined ratio is better than predetermined targets set at the beginning of each fiscal year. A Bonus has been paid in each of the 1997 quarterly periods.

Other expenses remained consistent for the three months ended September 30, 1997 from the same period in 1996. For the nine months ended September 30, 1997 other expenses decreased $0.6 million to $1.4 million from the same 1996 period primarily due to the State Auto Insurance Companies changing the catastrophe portion of its reinsurance treaty beginning July 1, 1996, that prior to this period was accounted for as deposit reinsurance. Expenses associated with the catastrophe portion of the treaty accounted for as deposit reinsurance were included in other expense.

Federal income taxes increased $2.4 million to $3.3 million for the three months ended September 30, 1997 and $4.5 million to $9.2 million for the nine months ended September 30, 1997 from the same periods in 1996. These increases are due to the increase in taxable income as a result of the improvement in insurance operations in 1997 compared to the same periods in 1996. The tax benefit from tax exempt securities for the three month and nine month periods for 1997 remained comparable to the same periods in 1996.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased to $18.9 million for the nine months ended September 30, 1997 from $13.9 million for the same 1996 period. Net cash used in investing activities decreased to $4.7 million from $11.3 million for the same 1996 period. Net cash used in financing activities remained comparable to the 1996 period. As of September 30, 1997, funds consisting of cash and cash equivalents for general operations were $27.1 million compared to $13.9 million at September 30, 1996. No long-term fixed maturities were required to be sold to meet obligations 1997.

The Board declared a quarterly cash dividend of $0.045 per common share payable on September 30, 1997, to shareholders of record on September 12, 1997.

The State Auto Insurance Companies, like most owners and users of computer software, are required to modify significant portions of its software so it will function properly in the year 2000. The Companies have dedicated resources in its efforts to address Year 2000 compliance.

New Accounting Standards
------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded, and is not expected to be material to the Company. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

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


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits


              Exhibit No.                      Description of Exhibits
              -----------                      -----------------------
                 10(GG)                  Amended and Restated Credit                     Included herein
                                         Agreement dated August 16, 1996 amended
                                         and restated as of July 18, 1997 between
                                         SAF Funding Corporation and the
                                         Chase Manhattan Bank


                  27                     Financial data schedules

         b.       Reports on Form 8-K -  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          STATE AUTO FINANCIAL CORPORATION



Date:   NOVEMBER 12, 1997                 /s/ Steven J. Johnston
        -----------------                 -------------------------------------
                                          Steven J. Johnston
                                          Treasurer and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)