Form 10-K
period 1997-12-31
STATE AUTO FINANCIAL CORP
filed 1998-03-25
CIK 874977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

           For the transition period from ___________ to _____________

Commission File Number 0-19289


                        STATE AUTO FINANCIAL CORPORATION
             ------------------------------------------------------
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
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----
         On March 18, 1998, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $223,002,710.

         On March 18, 1998, the Registrant had 18,347,882 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 28, 1998, which Proxy Statement will be filed within 120 days of December 31, 1997, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         State Auto Financial Corporation, an Ohio corporation formed April 18, 1990 ("State Auto Financial" or "STFC"), is an insurance holding company headquartered in Columbus, Ohio, which engages, through its subsidiaries, primarily in the property and casualty insurance business. State Auto Financial is approximately 65% owned by State Automobile Mutual Insurance Company, an Ohio property and casualty insurance company formed in 1921 ("Mutual").

         State Auto Financial's principal subsidiary is State Auto Property and Casualty Insurance Company, a South Carolina corporation formed in 1950 ("State Auto P&C"). State Auto P&C is a regional insurer engaged primarily in writing personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation and fire insurance. State Auto P&C markets its insurance products through approximately 11,300 independent insurance agents associated with approximately 2,000 agencies in 24 states. Wisconsin was added as a new operating territory in 1997. State Auto P&C's products are marketed primarily in the central and eastern part of the United States, excluding New York, New Jersey and the New England States.

         Another subsidiary of State Auto Financial, Stateco Financial Services, Inc., an Ohio corporation formed in 1962 ("Stateco"), provides investment management services to affiliated companies and insurance premium finance services to customers of State Auto P&C, Mutual and Milbank Insurance Company ("Milbank"), a wholly-owned subsidiary of Mutual.

         State Auto P&C, Mutual, Milbank and Midwest Security (defined below) are collectively referred to hereafter as the ("Pooled Companies"). The Pooled Companies and National, defined below, are collectively referred to as the ("State Auto Group"). See "Business - Insurance Premium Finance Services" and "Investment Management Services."

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

         On June 28, 1991, State Auto Financial completed an initial public offering of 5,490,000 (adjusted to reflect a two-for-one stock split effected in the form of a stock dividend declared in March 1993, and a three-for-two stock split effected in the form of a stock dividend declared in May 1996 of its common shares, which reduced Mutual's ownership interest in State Auto Financial to approximately 68%.

         On October 4, 1991, State Auto Financial formed an Ohio subsidiary, State Auto National Insurance Company ("National"), which in February 1992 began writing personal automobile insurance for non-standard risks.

         Strategic Insurance Software, Inc. ("SIS") is an Ohio corporation formed by State Auto Financial on January 12, 1995, which began operations in July 1995. SIS develops and sells software for the processing of insurance transactions, management of insurance policy data and electronic interfacing of insurance policy information between insurance companies and agencies.
SIS is a majority-owned subsidiary of State Auto Financial.

         On December 15, 1997, the Articles of Organization of 518 Property Management and Leasing, LLC ("518 PML") were filed with the Ohio Secretary of State. 518 PML is an Ohio limited liability company formed to engage in the business of owning and leasing real and personal property to Mutual and its affiliates. The members of 518 PML are State Auto P&C and Stateco.

         State Auto Financial and its subsidiaries, State Auto P&C, Stateco, National, SIS, and 518 PML are collectively referred to as the ("Company").

         Effective July 1, 1993, Mutual acquired Milbank, a South Dakota domiciled property and casualty insurance company. In connection with the closing of this purchase, on August 20, 1993, Mutual and State Auto Financial entered into an Option Agreement whereby, subject to the approval of the South Dakota Insurance Division, State Auto Financial may purchase Milbank from Mutual at any time over the option term of five years for a price determined pursuant to a formula set forth in the Option Agreement. On March 6, 1998, State Auto Financial's Board of Directors approved a resolution affirming STFC's intent to exercise this option and commenced the steps necessary to effect the transfer of ownership of Milbank from Mutual to State Auto Financial. Following the closing of State Auto Financial's acquisition of Milbank, which the parties anticipate occurring effective July 1, 1998, Milbank will become a wholly-owned subsidiary of State Auto Financial.

         In March 1997, Mutual acquired 100% of the outstanding shares of Midwest Security Insurance Company ("Midwest Security"), a Wisconsin domiciled personal lines property and casualty insurer. Pursuant to the terms of the stock purchase agreement, the transaction was effective as of January 1, 1997. In connection with this transaction, Mutual and State Auto Financial entered into an Option Agreement whereby, subject to the approval of the Office of the Insurance Commissioner of the State of Wisconsin, State Auto Financial may purchase Midwest Security at any time over the option term of five years at a price calculated pursuant to a formula set forth in the Option Agreement. With the acquisition of Midwest Security, the State Auto Group entered its 24th state.

         Since January 1, 1987, State Auto P&C has participated in an underwriting pooling arrangement with Mutual. Under this arrangement, State Auto P&C cedes to Mutual all of its property and casualty insurance business and assumes from Mutual a portion of the combined property and casualty insurance business of both State Auto P&C and Mutual. From January 1987 through December 1991, State Auto P&C assumed 20% of the combined business. Effective January 1, 1992, State Auto P&C's participation in the pool was increased to 30%. Effective January 1, 1995, the pooling arrangement was amended to include all of the property and casualty business of Milbank and the participation percentages were changed to: Mutual 55%, State Auto P&C 35% and Milbank 10%. Effective July 1, 1996, the pooling arrangement was amended to exclude from the scope of such arrangements catastrophe losses and premiums attributable thereto in excess of $120,000,000 up to $220,000,000. See "Reinsurance." Subject to regulatory approval of the domicilary insurance regulator of each of the pool participants, pursuant to an Amended and Restated Reinsurance Pooling Agreement dated effective as of January 1, 1998 Midwest Security has been added to the pooling arrangement and concurrently the pooling percentages have been adjusted as follows: Mutual 52%, State Auto P&C 37%, Milbank 10%, and Midwest Security 1%. See "Pooling Arrangement."

         Pursuant to an Amended and Restated Management Agreement and the Midwest Management Agreement (defined below), State Auto P&C provides executive management services for Mutual and its insurance subsidiaries. Mutual provides non-executive employees and facilities for such entities. See "Management Agreement."

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards ("SFAS") No. 14 or Regulation S-K. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not yet determined the reporting changes required by SFAS No. 131.

(c) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, and technological difficulties and advancements.

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

         The following table sets forth for each of the last three fiscal years the amount of the Company's net premiums earned by line of insurance:

                                                                Net Premiums Earned (1)(2)
                                                      --------------------------------------------
                                                                   Year Ended December 31
                                                      --------------------------------------------
                                                           1997           1996           1995
                                                           ----           ----           ----
                                                                  (in thousands)
            Automobile..............................     $151,886       $141,486       $136,825
            Homeowners and farmowners...............       40,689         40,184         40,043
            Commercial multi-peril..................       15,471         14,207         13,297
            Workers' compensation...................        9,804         11,572         13,548
            Fire and allied lines...................       16,756         15,341         14,200
            Other commercial liability..............       11,950         10,483          8,731
            Other personal lines....................        7,191          6,194          5,101
            Other commercial lines..................          935            878            779
                                                         --------       --------       --------
              Total.................................     $254,682       $240,345       $232,524
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

---------------

         As mentioned above, the insurance business of Mutual, State Auto P&C, Milbank and as of January 1, 1998, (subject to regulatory approval) Midwest Security is combined through the pooling arrangement giving each company an identical mix of personal and commercial business as written by all three insurers. The Pooled Companies products' sales are predominantly personal lines. However, the Pooled Companies are putting greater emphasis on expanding penetration into the commercial lines market. Commercial lines are being introduced in Wisconsin in the second quarter of 1998, approximately one year after closing on the purchase of Midwest Security.

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

         The Company uses computer-based underwriting procedures for personal lines business. Under such procedures, applications for such business may be accepted or rejected based upon established underwriting guidelines. Applications that do not meet guidelines for automated acceptance are referred to personal lines specialists who review the applications and assess exposure. During the underwriting process, risks are also reviewed to determine whether or not they are acceptable as submitted by the independent agents as preferred, standard or non-standard risks. Personal lines specialists continue to have significant responsibility for encouraging the Company's agency force to sell its personal lines products.

POOLING ARRANGEMENT

         Since January 1987, State Auto P&C and Mutual have participated in an intercompany pooling arrangement. Under the terms of the pooling arrangement, State Auto P&C ceded all of its insurance business to Mutual. All of Mutual's property and casualty insurance business was also included in the pooled business. Mutual then ceded a percentage of the pooled business to State Auto P&C and retained the balance. From January 1987 through December 31, 1991, State Auto P&C assumed 20% of the pooled business. Effective January 1, 1992, State Auto P&C increased its percentage of the pool to 30%. Effective January 1, 1995, the pooling arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the participation percentages were amended as follows: Mutual 55%, State Auto P&C 35% and Milbank 10%. Subject to regulatory approval, effective January 1, 1998, Midwest Security has been added to the pooling arrangement pursuant to an Amended and Restated Reinsurance Pooling Agreement dated January 1, 1998 (the "98 Pooling Agreement") which agreement also amended the participation percentages as follows: Mutual 52%, State auto P&C 37%, Milbank 10%, and Midwest Security 1%.

         The pooling percentages are reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. Future adjustments in the pooling percentages are expected to be based on the performance of the insurance operations of Mutual, State Auto P&C, Milbank and Midwest Security, the growth in direct premiums written of each company as it relates to the pooling percentages, the combined ratio of the pooled business and the net premiums written of the pooled business in relation to the statutory capital and surplus of Mutual, State Auto P&C, Milbank, and Midwest Security respectively, among other factors. Management of each of the Pooled Companies makes recommendations to a four-member coordinating committee consisting of two members of Mutual's Board of Directors and two members of State Auto Financial's Board of Directors. The coordinating committee reviews and evaluates various factors relevant to the pooling percentages and recommends any appropriate pooling change to the Boards of both Mutual and State Auto Financial. See "Management Agreement." The pooling arrangement is terminable by any party on 90 days notice or by mutual agreement of the parties. Neither Mutual, State Auto P&C, Milbank, nor Midwest Security currently intends to terminate the pooling arrangement.

         The pooling arrangement is designed to produce more uniform and stable underwriting results for State Auto P&C, Mutual, Milbank and Midwest Security than any one company would experience individually, by spreading the risk among each of the participants. Under the terms of the pooling arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies on the basis of their participation in the pool. One effect of the pooling arrangement is to give State Auto P&C, Mutual, Milbank and Midwest Security an identical mix of property and casualty insurance business on a net basis.

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

         An Amended and Restated Reinsurance Pooling Agreement was executed to be effective as of July 1, 1996 as a consequence of a reinsurance transaction entered into by State Auto P&C. The sole substantive change effected by this agreement was to exclude from the scope of the pooling arrangement catastrophic loss claims and loss adjustment expenses insured by State Auto P&C, Mutual and Milbank in the amount of $100,000,000 in excess of $120,000,000 but less than $220,000,000 and the premium for such exposures. State Auto P&C has become the reinsurer for each member of the State Auto Group of property casualty companies (except Midwest Security) for this layer of reinsurance under a Catastrophe Assumption Agreement. See "Reinsurance."

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


                                                     Year Ended December 31(1)
                                                     -------------------------
                                                      1997      1996    1995
                                                      ----      ----    ----
    Loss ratios:
         Automobile.................................  65.5%     69.5%   74.1%
         Homeowners and Farmowners..................  71.0%    101.7%   73.1%
         Commercial multi-peril.....................  72.5%     70.1%   66.6%
         Workers' compensation......................  64.3%     46.8%   38.6%
         Fire and allied lines......................  58.6%     76.4%   49.4%
         Other commercial liability.................  64.9%     56.5%   69.7%
         Other personal lines.......................  34.2%     34.9%   32.5%
         Other commercial lines.....................  17.0%     11.0%   13.0%
                                                      -----    ------   -----
    Total loss ratio................................  65.2%     72.6%   68.6%
    Expense ratio...................................  27.9%     26.4%   30.1%
                                                      =====    ======   =====
    Combined ratio..................................  93.1%     99.0%   98.7%
                                                      =====    ======   =====

------------------

(1) This reflects a combination of the loss ratios of State Auto P&C and National, after giving effect to reinsurance and the pooling arrangement as amended effective July 1, 1996.

------------------

NON-STANDARD AUTOMOBILE INSURANCE

         In October 1991, State Auto Financial formed National, to write personal automobile insurance for nonstandard risks. National began writing insurance in Ohio in February 1992. It began writing in West Virginia in October 1993, Tennessee and Mississippi during August 1994 and Kentucky during March 1995. It entered Arkansas and Georgia in December 1996, Minnesota in February 1997. Later in 1997, it began to do business in Alabama, Illinois and Missouri. Currently licensed in seven (7) additional states and seeking certificates of authority in at least three more, National presently anticipates beginning operations in at least five (5) of these states during 1998. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because insureds have poor loss experience or a history of late payments of premium. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

MARKETING

         The Company entered Wisconsin in 1997, its 24th state of operations. In its twenty-four states, it markets its products through approximately 11,300 insurance agents associated with approximately 2,000 independent insurance agencies. Neither the Company, Mutual, Milbank, nor Midwest Security has any contracts with managing general agencies. National is also marketing its non-standard products through the Company's existing network of independent agents in its states of operation.

         Because independent insurance agents have significant influence over which insurance company will be selected to write insurance policies for their customers, management views the State Auto Group's independent insurance agents as the primary customers of the Company. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. Programs and procedures have been implemented and are continually being developed to enhance agency relationships. Senior management and branch office staff regularly travel to states in which the Company does business to meet with agents. The Company has instituted training programs which involve both products training and sales training on how to market insurance products with disciplined follow up and coaching. The Company is actively involved in promoting single entry multi-company electronic interface which creates efficiencies for both agencies and the Company. The use of electronic interface is growing among the Company's agencies. Several software tools to facilitate this process are available, including software called Semci Partner(R) developed and marketed by SIS. The Company and Mutual are actively encouraging their agencies to utilize Semci Partner(R). Also, the Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. As a further incentive, the Company recognizes its very top agencies as Inner Circle Agents and distinguishes them with various additional trip and financial incentives including bonus commissions for those Inner Circle Agents who participate in the agent stock purchase plan described below. Finally, the Company shares with selected agencies the cost of certain approved advertising.

         In an effort to strengthen agency commitment to producing profitable business and further develop its relationships with its agency force, the Company has a plan whereby agents can apply a portion of their commission income towards purchasing stock of the Company on a monthly basis. The plan is administered by the Company's transfer agent which uses commission dollars assigned by agents to purchase shares through a broker on a monthly basis. As of year end 1997, there were 384 agents participating in this agent stock purchase plan.

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

         The Company receives premiums on products marketed in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. For the year ended December 31, 1997, the seven states that contributed the greatest percentage of direct premiums written to the State Auto Group were Ohio (21.3%), Kentucky (10.4%), Tennessee (8.8%), South Carolina (5.4%), North Carolina (5.2%), Maryland (5.2%), and Minnesota (4.7%).

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

         Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. Upon receipt, each claim is reviewed and assigned to an adjuster based upon its type, severity and class of insurance. The claims department is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Any property or casualty claims estimated to reach $100,000 or above are sent to the home office to be supervised by claims department specialists. In territories in which there is not sufficient volume to justify having full-time adjusters, the Company uses independent appraisers and adjusters to evaluate and settle claims under the supervision of claims department personnel.

         The Company attempts to minimize claims costs by using its internal claims staff to settle as many claims as possible, and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service. The Company's in-house trial counsel operation created in Cleveland, Ohio in 1993 to represent insureds in third party claim litigation has achieved its objectives of reducing the cost of defending claims. A third attorney was added to the Cleveland Office in 1997 and a fourth is planned for 1998. Presently, the Company also has a two lawyer in-house trial counsel's office in Baltimore, Maryland. It has no immediate plans to add in-house trial counsel in any other territories where it operates.

         The third party proprietary software installed in 1996 to assist claims adjusters in evaluating bodily injury claims, except for the most severe injury cases, continues to be a valuable tool in assisting adjusters in negotiating bodily injury settlements more effectively.

INVESTMENT MANAGEMENT SERVICES

         Stateco has been providing investment management services since April 1, 1993. These services are provided to all insurance companies affiliated with the Company or Mutual, including Mutual, Milbank, Midwest Security, State Auto P&C and National. Stateco has entered into an Investment Management Agreement with each of these entities, pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate. Stateco has presented proposals to other potential clients although Stateco has not yet reached an agreement to engage in investment management services on behalf of a non-affiliated company.

INSURANCE PREMIUM FINANCE SERVICES

         Through Stateco, the Company provides insurance premium finance services to certain policyholders of Mutual, State Auto P&C and Milbank. Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. On certain large commercial policies, the premium cost may be difficult for a policyholder to pay in one sum. Stateco makes loans to commercial insurance policyholders for the term of an insurance policy to enable them to pay the insurance premium in installments over the term of the policy, and retains a contractual right to cancel the insurance policy if the loan installment is not paid on a timely basis. As of December 31, 1997, Stateco had a net loan receivable balance from policyholders of these companies of approximately $728,000.

INSURANCE SOFTWARE BUSINESS

         SIS is developing and selling software used by insurance companies and agencies to allow more efficient and effective electronic management and communication of policyholder data from insurers to agents (download) and from agents to insurers (upload). SIS' principal product, Semci Partner(R), is an alternative to significantly more costly agency management systems which SIS believes will be attractive to a substantial segment of independent insurance agencies. While SIS' principal customer is Mutual, it has sold and continues to sell Semci Partner(R) directly to agents, including agents who do not represent the State Auto Group. In addition, in 1997 it introduced a new product called Partner Plus which includes insurance agency accounting software in addition to the regular features of Semci Partner(R). SIS' revenue from Semci Partner(R) and other SIS software sales is not material to the Company at this time.

PROPERTY LEASING BUSINESS

         As noted above, the Company formed 518 PML, an Ohio limited liability company in December 1997. The initial members of 518 PML are Stateco and State Auto P&C. Stateco contributed $7,000,000 in cash and a parcel of real property located in Goodlettsville, Tennessee, while State Auto P&C contributed real property located in Greer, South Carolina. 518 PML plans to develop an office building on the real estate in Goodlettsville which it expects to lease to Mutual for Mutual's Nashville Regional Office facility commencing in the summer of 1999. 518 PML has leased the Greer property to Mutual to use as its Southern Regional Office facility. Revenue from 518 PML is not material to the Company at this time.

MANAGEMENT AGREEMENT

         The Company operates and manages its business in conjunction with Mutual and Milbank under a management agreement which was restructured pursuant to an Amended and Restated Management Agreement effective April 1, 1994. Under this agreement, State Auto P&C provides executive management services for Mutual, Milbank, and National, overseeing the insurance operations of all these companies all of which are parties to the agreement. State Auto P&C does not provide investment management services, because these services are provided by Stateco. See "Investment Management Services." A management fee is paid by Mutual, Milbank, and National for the services provided by State Auto P&C equal to 2% of the five year average of annual statutory statement "surplus as regards policyholders", less valuations for managed subsidiaries, of each managed company. (State Auto Life Insurance Company ("State Auto Life") paid such a management fee; however, Mutual sold State Auto Life in July 1997). The Amended and Restated Management Agreement also imposes a performance standard which could result in State Auto P&C not being entitled to the fee for a particular quarter if a managed company's performance does not meet the standard incorporated in the agreement. Management believes that the amount of the management fee charged is fair and reasonable. In 1997, the managed companies paid a management fee of $5,416,000 to State Auto P&C.

         In addition to the above-described Amended and Restated Management Agreement, the Company and Mutual entered into a Management Agreement with Midwest Security effective as of January 1, 1997 (the "Midwest Management Agreement"). Mutual is providing clerical and non-executive employees to Midwest Security. The Company provides executive management services to Midwest Security in return for a management fee. Under this agreement, the Company's management fee is based on direct written premium of Midwest Security. The fee set for 1997 was 0.75% of direct written premium of Midwest Security and it includes a performance standard, as well. In 1997, Midwest Security paid a management fee of $162,000 to State Auto P&C.

         Under the Amended and Restated Management Agreement, Mutual provides the Company with the facilities, clerical personnel and other non-executive employees necessary to run its day-to-day operations. All costs incurred by Mutual with respect to underwriting expenses and loss expenses incurred on behalf of Mutual, State Auto P&C, Milbank, and from January 1998 forward, Midwest Security, continue to be shared pro rata between Mutual, State Auto P&C, Milbank, and Midwest Security through the pooling arrangement. "See Pooling Arrangement." For companies not participating in the pooling arrangement, like National, expenses directly attributable to a particular company continue to be charged to that company and expenses of personnel who are not dedicated entirely to work for a particular company are allocated among the companies based on an estimate of time devoted by such personnel to each company for which services are rendered. Mutual also charges rent, which is determined under statutory accounting principles, to each company which has dedicated space within Mutual's facilities (currently National and Stateco).

         The Amended and Restated Management Agreement and the Midwest Management Agreement set forth procedures for potential conflicts of interest. Generally, business opportunities presented to the common officers of the companies, other than business opportunities that meet certain criteria, must be presented to a four-member coordinating committee consisting of two directors of Mutual, who represent the interests of Mutual and its subsidiaries, and two directors of the Company, who represent the interests of the Company and its subsidiaries. This committee reviews and evaluates the business opportunity using such factors as it considers relevant. Based upon such review and evaluation, this committee then makes recommendations to the respective boards of directors as to whether or not such business opportunity should be pursued and if so, by which company. The boards of directors of Mutual and of the Company and, when appropriate, a subsidiary, must then act on the recommendation of the committee after considering all other factors they deem relevant.

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

         Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65,464,000) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the pooling arrangement percentages effective on December 31, 1990, will be reimbursed by Mutual. As of December 31, 1997, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

         The following table presents one year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 1997:

                                                                      Year Ended December 31
                                                         -------------------------------------------------
                                                               1997             1996              1995
                                                               ----             ----              ----
                                                                          (in thousands)
          Reserve for losses and loss expenses
               at beginning of year(1)                       $156,184          $161,297          $126,742
                                                             --------          --------          --------
          Provision for losses and loss
               expenses occurring:
                   Current year                               179,295           194,568           171,449
                   Prior years(2)                             (13,505)          (21,028)          (12,536)
                                                             --------          --------          --------
                       Total                                  165,790           173,540           158,913
                                                             --------          --------          --------
          Loss and loss expense payments
               for claims occurring during:
                   Current year                               107,537           116,983            95,011
                   Prior years                                 61,862            61,670            62,248
                                                             --------          --------          --------
                       Total                                  169,399           178,653           157,259
                                                             --------          --------          --------
          Impact of pooling change 1/1/95                          --                --            32,901
                                                             --------          --------          --------
          Reserve for losses and loss expenses
               at end of year (1)                            $152,575          $156,184          $161,297
                                                             ========          ========          ========

---------------

(1) This line item is net of reinsurance receivable on losses and loss expenses payable of approximately $9,871,000, $9,691,000, and $9,278,000, for the years 1997, 1996 and 1995, respectively.

(2) This line item shows redundancies in the provision for losses and loss expenses attributable to prior years in the amounts of approximately $13,505,000, $21,028,000, and $12,536,000, for the years 1997, 1996 and
         1995, respectively. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to lower inflation. This along with fundamental improvements primarily in the auto liability line of business resulted in incurred losses and loss expenses developing favorably.

----------------

         The following table sets forth the development of reserves for losses and loss expenses from 1987 through 1997 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

         The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

         The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 1997, the Company had paid 86.5% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1988.

         The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1987 reserve has developed a $2,381,000 redundancy over ten years. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

         In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1990, but incurred in 1987, will be included in the cumulative redundancy amount for years 1987, 1988 and 1989. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         Participation in the pooling arrangement is reflected beginning in 1987. On January 1, 1987, as a result of the reinsurance pooling arrangement commencing on that date, State Auto P&C's obligation for unpaid losses and loss expenses was redefined from its former obligation to 20% of the obligations of State Auto P&C and Mutual combined. The result of initial pooling increased State Auto P&C's liability for losses and loss expenses. This is reflected in the first line of the 1987 column. Effective, January 1, 1992, the pooling percentage was changed whereby State Auto P&C increased its share in the pooled losses and loss expenses from 20% to 30%. This increase is reflected in the 1992 column. Effective January 1, 1995, the pooling percentage was again changed adding Milbank to the pool and increasing State Auto P&C's share in the pooled losses and loss expenses from 30% to 35%. This increase is reflected in the 1995 column. An amount of assets equal to the increase in net liabilities was transferred to State Auto P&C from Mutual in 1987, 1992 and 1995 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1992 and 1995 has been netted against and has reduced the cumulative amounts paid for years prior to 1992 for the January 1, 1992 pooling change and for years prior to 1995 for the January 1, 1995 pooling change.


                         [See table on following page.]

                                                                             State Auto Financial Corp.
                                                                               Years Ended December 31
                                   -------------------------------------------------------------------------------------------------
                                   1987    1988    1989    1990    1991      1992      1993      1994       1995      1996      1997

                                                 (Dollars in Thousands)

Net liability for losses
  and loss expenses payable     $45,771 $51,142 $58,203 $65,464 $71,139  $119,044  $123,337  $126,743   $161,298  $156,184  $152,575

Paid (cumulative)
  as of:
   One year later                  47.8%   47.7%   48.1%   43.3%   12.2%     41.3%     42.2%     23.2%      38.2%     39.6%       --
   Two years later                 68.6%   65.7%   68.8%   46.1%   43.0%     60.9%     52.9%     44.6%      55.5%
   Three years later               78.1%   76.0%   70.9%   62.9%   58.7%     67.3%     64.0%     56.6%
   Four years later                82.6%   76.1%   79.9%   71.8%   64.4%     73.0%     70.9%
   Five years later                81.7%   80.8%   84.4%   75.7%   68.7%     76.0%
   Six years later                 84.3%   83.0%   85.9%   78.3%   71.5%
   Seven years later               85.8%   83.8%   88.0%   80.0%
   Eight years later               86.4%   85.4%   89.3%
   Nine years later                87.6%   86.5%
   Ten years later                 88.7%


Net liability re-estimate
  as of:
   One year later                  94.1%   93.7%   98.0%   95.4%   91.2%     92.7%     93.7%     90.1%    87.0%       91.4%       --
   Two years later                 93.2%   91.6%   97.4%   92.1%   87.2%     90.5%     90.8%     82.1%    86.4%
   Three years later               92.2%   91.3%   95.9%   89.7%   85.4%     88.2%     86.9%     82.0%
   Four years later                92.1%   90.4%   95.4%   88.1%   84.7%     86.6%     87.9%
   Five years later                91.2%   90.6%   95.0%   89.3%   83.0%     88.0%
   Six years later                 91.6%   89.9%   95.9%   88.3%   86.4%
   Seven years later               90.8%   91.5%   95.4%   92.1%
   Eight years later               93.2%   91.3%   99.0%
   Nine years later                93.1%   94.1%
   Ten years later                 94.8%

Cumulative redundancy
  (deficiency)                   $2,381  $3,006    $590  $5,185  $9,651   $14,256   $14,905   $22,826  $21,900     $13,505        --

Cumulative redundancy
  (deficiency)                      5.2%    5.9%    1.0%    7.9%   13.6%     12.0%     12.1%     18.0%    13.6%        8.6%       --

Gross* liability - end of year                                                                                    $165,875  $162,446
Reinsurance receivable                                                                                              $9,691    $9,871
Net liability - end of year                                                                                       $156,184  $152,575

Gross liability re-estimated - latest                                                                                 92.8%
Reinsurance receivable re-estimated -latest                                                                          116.4%
Net liability re-estimated - latest                                                                                   91.4%


* Gross liability includes: Direct & assumed losses & loss expenses payable.

         The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

                                                 1997             1996              1995
                                                 ----             ----              ----
                                                              (in thousands)
GAAP losses and loss
     expenses payable                          $162,446         $165,875          $170,575
Less: reinsurance receivable
      on losses                                   9,871            9,691             9,278
Add: salvage and subrogation
     recoverable                                  8,487            8,265             7,378
                                               --------         --------          --------
STAT losses and loss
     expenses payable                          $161,062         $164,449          $168,675
                                               ========         ========          ========

INVESTMENTS

         The Company's investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company's investment portfolio is managed separately from that of Mutual and its affiliates and investment results are not shared by Mutual, State Auto P&C, Milbank, and Midwest Security through the pooling arrangement. The Company has investment policy guidelines with respect to purchasing fixed income investments which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 2.0% of assets, other than obligations of the U.S. government or government agencies, for which there is no limit. The Company's decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company's liquidity requirements at any given time; and (f) the Company's current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The investment management services on behalf of the Company and Mutual and its subsidiaries are performed by Stateco, although investment policies to be implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors. See "Investment Management Services."

          Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. Consequently, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," adopted effective December 31, 1993, the Company segregates a portion of its fixed maturity investments for the purpose of providing greater flexibility in the investment portfolio. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held-to-maturity and carried at amortized cost. Fixed maturities that may be sold, thereby providing the Company the flexibity noted above, are categorized as available-for-sale and are carried at fair value. Fixed maturities available-for-sale totaled $320.3 million and $294.1 million at December 31, 1997 and 1996, respectively.

         During 1997, the Company began a program to build an equity portfolio to enhance growth of surplus over the long term. At December 31, 1997, the equity portfolio totaled $4.6 million.

The table below provides information about the quality of the Company's fixed maturity portfolio

                             Bond Portfolio Quality

                          Investment Grade Corporates              62.1%
                           and Municipals

                          U.S. Governments                         24.3%

                          U.S. Government Agencies                 13.6%


The following table sets forth the Company's investment results for the periods indicated:

                                                                   Year Ended December 31
                                                       ---------------------------------------------------
                                                          1997              1996                1995
                                                          ----              ----                ----
                                                                   (Dollars in thousands)
            Average invested assets (1)                 $399,628            $376,280           $348,515
            Net investment income (2)                    $25,078             $23,879            $22,617
            Average yield                                  6.24%               6.35%              6.49%

--------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities at amortized cost, equity securities at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

--------------

REGULATION

         The Company. Most states have enacted legislation that regulates insurance holding company systems. Ohio, the domiciliary state of Mutual and National, has adopted legislation regulating the activities of those companies. South Carolina has adopted legislation regulating the activities of State Auto P&C as the South Carolina domiciled member of the holding company system, as have South Dakota and Wisconsin which are the domiciliary regulators of Milbank and Midwest Security, respectively. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Mutual, State Auto P&C, National, Milbank and Midwest Security at any time, require disclosure of material transactions involving insurer members of the holding company system and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends from State Auto P&C and National to State Auto Financial. Pursuant to these laws, all transactions within the holding company system affecting Mutual, State Auto P&C, National, Milbank and Midwest Security must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer.

         South Carolina insurance law provides that no person may acquire direct or indirect control of State Auto P&C unless it has obtained the prior written approval of the Chief Insurance Commissioner of South Carolina for such acquisition. Any purchaser of 10% or more of the outstanding Common Shares would be presumed to have acquired control of State Auto P&C, unless such presumption is rebutted. Ohio law has similar provisions in place which would be applicable to National, as does South Dakota for Milbank and Wisconsin for Midwest Security.

         In addition to being regulated by the insurance department of its state of domicile, each insurance company is subject to supervision and regulation in the states in which it transacts business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which State Auto P&C, Mutual, National, Milbank and Midwest Security transact business have enacted laws which restrict their underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws adversely affect the ability of the foregoing companies to earn a profit on their underwriting operations.

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

         Insurers are permitted to pay dividends without prior approval from the domiciliary insurance department unless the dividend is an "extraordinary dividend." In South Carolina, an extraordinary dividend is one which, when considered with all other dividends paid in the last 12 months, is an amount more than the greater of 10% of the insurer's statutory surplus as regards policyholders as of the preceding December 31, or the statutory net income not including net realized capital gains or losses for the previous year ended December 31. In Ohio, the definition is substantially the same as in South Carolina except that net income does not exclude net realized capital gains and losses. Both South Carolina and Ohio require notice of all dividends within five business days after declaration and at least ten days prior to payment. In addition, the law in both Ohio and South Carolina gives the Commissioner the authority to limit a non-extraordinary dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus as regards policyholders is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs, provided the Commissioner acts within the ten calendar days prior to payment. Pursuant to these rules, $28.9 million is available for payment to State Auto Financial as a dividend from State Auto P&C and National during 1998 without prior approval under current law.

         Rate and Related Regulation. The Company is not aware of any adverse legislation or regulation that has been adopted by any state where the Company did business during 1997 which would present material obstacles to the Company's overall business. On the federal level, however, there remains the possibility that the Department of Housing and Urban Development ("HUD") will seek to regulate homeowner underwriting practices under the authority of the Fair Housing Act. Court decisions in the federal courts have generally upheld HUD's right to regulate homeowner insurance underwriting practices. If HUD regulations are promulgated, and these include a disparate impact standard for the determination of illegal discrimination, such regulations could present a significant underwriting challenge to the Company.

         In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers operations, the NAIC created what it calls risk-based capital requirements. The NAIC imposed on property and casualty insurers a risk-based capital requirement to be applicable as of year end 1994. Each insurer affiliated with the Company exceeded all standards tested by the formula applying risk-based capital requirements as of year-end 1997.

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

         One state with a particularly adverse judicial climate is West Virginia. For example, this state is one of two in the United States in which the courts have permitted third party claimants to bring bad faith actions against the insurers of the tort feasors, based on violations of the state's Unfair Claim Practice law. This state of the law makes claims handling more problematic in West Virginia than other jurisdictions in which the State Auto Group operates.

REINSURANCE

         The Company, Mutual, Milbank and Midwest Security follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Effective January 1, 1998, reinsurance premiums and reimbursements are allocated between State Auto P&C, Milbank, Mutual, and Midwest Security according to their relative pooling percentages. National does not directly participate in the pooling arrangement. Although reinsurance does not legally discharge State Auto P&C, Mutual, National, Milbank, or Midwest Security from primary liability for the full amount of their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded.

         Each member of the State Auto Group has separate working reinsurance treaties for property and casualty lines with several reinsurers arranged through a reinsurance broker. Under the property excess of loss treaty, each member of the State Auto Group is responsible for the first $2,000,000 of each defined loss and the reinsurers are responsible for 100% of the excess over $2,000,000 up to $10,000,000 of such defined loss, depending upon the nature of the injury or damage. The rates for this reinsurance are negotiated annually.

         The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2,000,000 of a covered loss. The reinsurers are responsible for 100% of the loss excess of $2,000,000 and up to $5,000,000. Also, certain unusual claim situations involving bodily injury liability, property damage liability, uninsured motorist, personal injury protection and workers' compensation insurance are covered by an arrangement which provides for $10,000,000 of coverage above a $5,000,000 retention for each loss occurrence. This layer of reinsurance sits above the $3,000,000 excess of $2,000,000 arrangement.

         In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverages. Included are umbrella liability losses which are reinsured up to a limit of $15,000,000 above a maximum $500,000 retention. The companies also make use of the facultative market for unique risk situations and participate in involuntary pools and associations in certain states.

         Catastrophe reinsurance has been arranged for property business, including automobile physical damage. Effective July 1, 1997, the Company and Mutual renewed both the traditional and structured financing pieces of their reinsurance program, originally placed in July 1996, exactly duplicating last year's program. State Auto P&C, Mutual, Milbank, and National retain the first $40 million of each occurrence. Eighty million of traditional reinsurance is available above the $40 million retention with a co-participation of 5%. In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, State Auto Financial has continued its structured contingent financing transaction with Chase Manhattan Bank ("Chase") to provide up to $100.0 million to be used to cover such catastrophe losses. Under this arrangement, in the event of such a loss, State Auto Financial would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders (the "Lenders"). State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a Catastrophe Assumption Agreement in the amount of $100.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. State Auto Financial is obligated to repay SPC (which will repay the lenders) by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling arrangement as well by virtue of an Amended and Restated Reinsurance Pooling Agreement. See "Pooling Arrangement." In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

         National has entered into a reinsurance agreement with Mutual. Pursuant to the agreement, on an excess of loss basis, Mutual assumes all liability losses in excess of National's $50,000 retention; on a quota share basis, Mutual assumes 20% of all liability losses - and premiums - within National's $50,000 retention. The excess of loss coverage is intended to insulate National from shock losses while the quota share arrangement is intended to slow the drain on statutory surplus which can normally be expected with a rapid increase in premium writings. The quota share portion of the agreement may be extended to physical damage coverages in 1998.

         Midwest Security has also entered into reinsurance agreements with Mutual. Under an umbrella quota share agreement, Mutual reinsures on a per risk basis, 100% of the first and second $1,000,000 in umbrella coverage written by Midwest Security. Mutual also has a property catastrophe excess of loss agreement with Midwest Security under which Mutual is liable for 100% of $5,000,000 of losses excess a $100,000 retention in three different layers. Mutual also has written a property casualty multiple line excess of loss agreement with Midwest Security under which Midwest Security bears the first $50,000 of each loss (except for $25,000 in case of private passenger auto physical damage) with Mutual bearing the excess over the retention, subject to a limit of $500,000 in casualty and $1,000,000 in property. Mutual also wrote for Midwest Security a second casualty excess of loss agreement for $1.5 million in excess of $500,000 for liability coverages referenced under the first multiple line excess of loss agreement. Management believes the premiums charged to Midwest Security for these reinsurance agreements are comparable to those that would be charged by a third party reinsurer. The premiums and losses assumed under these reinsurance agreements are pooled by Mutual pursuant to the pooling arrangement. These agreements were in effect only until December 31, 1997 because Midwest Security is being included in the pooling arrangement effective as of January 1, 1998.

YEAR 2000

         See discussion included in Part II - Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION

         The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years. This has been particularly true in regards to commercial lines in 1997. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See "Marketing." The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

EMPLOYEES

         As of March 6, 1998, the Company had 45 employees. See "Management Agreement." All of the other personnel providing services to State Auto Financial and its subsidiaries are employed by Mutual and made available under the terms of the Amended and Restated Management Agreement. See "Management Agreement." At December 31, 1997, Mutual had approximately 1,300 full-time employees. Employees of the Company and of Mutual are not covered by any collective bargaining agreement. Management of Mutual and of the Company consider their relationship with the employees to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Executive Officer and                     Principal Occupation(s)               An Executive Officer
Position(s) with Company (1)(2)    Age           During the Past Five Years             of the Company Since
-------------------------------    ---           --------------------------             --------------------
Robert L. Bailey,                   64     Chairman of the Board of STFC 3/93 to                  1991
    Chairman of the Board,                 present; Chief Executive Officer of
    and Chief Executive Officer            STFC 5/91 to present; President of
                                           STFC, 5/91 to 5/96; Chairman of the
                                           Board of Mutual 3/93 to present; Chief
                                           Executive Officer of Mutual, 5/89 to
                                           present; President of Mutual, 1983 to
                                           5/96;

Robert H. Moone,                    54     President and Chief Operating Officer                  1991
    President and                          of STFC, 5/96 to present; Executive
    Chief Operating Officer                Vice President, 11/93 to 5/96 and prior
                                           thereto Vice President of STFC;
                                           President and Chief Operating Officer
                                           of Mutual and National, 5/96 to
                                           present; Executive Vice President,
                                           11/93 to 5/96 and prior thereto,
                                           Senior Vice President of Mutual

Steven J. Johnston,                 39     Vice President, Treasurer and Chief                    1994
    Vice President,                        Financial Officer of STFC and Mutual
    Treasurer and Chief                    4/97 to present; Vice President of STFC
    Financial Officer                      and Mutual 5/95 to 4/97; Assistant Vice
                                           President of Mutual 8/92 to 5/95

John R. Lowther,                    47     Vice President, Secretary and General                  1991
    Vice President, Secretary              Counsel of STFC, 5/91 to present; Vice
    and General Counsel                    President, Secretary and General
                                           Counsel of Mutual, 8/89 to present;

Name of Executive Officer and                     Principal Occupation(s)               An Executive Officer
Position(s) with Company (1)(2)    Age           During the Past Five Years             of the Company Since
-------------------------------    ---           --------------------------             --------------------
Michael F. Dodd,                    60     Senior Vice President of STFC, 5/91 to                 1991
    Senior Vice President                  present; Senior Vice President of
                                           Mutual 2/89 to present

Terrence L. Bowshier,               45     Vice President and Comptroller of STFC                 1991
    Vice President and                     and Mutual 5/91 to present;
    Comptroller

James E. Duemey,                    51     Vice President and Investment Officer                  1991
    Vice President  and                    of STFC and Mutual 5/91 to present;
    Investment Officer

Terrence P. Higerd,                 53     Vice President of STFC, 5/91 to                        1991
    Vice President                         present; Vice President of Mutual 6/87
                                           to present

Noreen W. Johnson                   49     Vice President of STFC and Mutual 3/98                 1998
     Vice President                        to present; Assistant Vice President of
                                           Mutual 3/97 to 3/98; employee of Mutual
                                           from 9/92 to 3/97

Robert A. Lett                      59     Vice President of STFC 3/98 to present;                1994
     Vice President                        Vice President of Mutual 2/88 to present

John B. Melvin                      48     Vice President of STFC 3/98 to present;                1994
     Vice President                        Vice President of Mutual 11/93 to
                                           present; and prior thereto an officer
                                           of Mutual

Cathy B. Miley(3)                   48     Vice President of STFC 3/98 to present;                1995
     Vice President                        Vice President of Mutual 3/95 to
                                           present; Assistant Vice President of
                                           Mutual 8/92 to 3/95

Richard L. Miley(3)                 44     Vice President of STFC 3/98 to present;                1995
     Vice President                        Vice President of Mutual 5/95 to
                                           present; Assistant Vice President of
                                           Mutual 8/87 to 5/95

Gary L. Huber                       56     Vice President of STFC 3/98 to present;                1997
     Vice President                        Vice President of Mutual 5/97 to
                                           present; Chief Operating Officer United
                                           Fire and Casualty Insurance Company,
                                           Des Moines, Iowa for more than five
                                           years prior to his joining Mutual


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

(3) Cathy B. Miley and Richard L. Miley are husband and wife.

ITEM 2. PROPERTIES

         Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the Amended and Restated Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities which they share through the Management Agreement. These facilities include a 53,500 square foot regional office in Greer, South Carolina, a 6,600 square foot branch office in Cleveland, Ohio owned by Mutual, and a 29,000 square foot branch office in Cincinnati, Ohio owned by Mutual. In addition, Mutual currently leases a 22,800 square foot regional office in Nashville, Tennessee pursuant to a 10-year lease. In the first quarter of 1998, 518 PML acquired land in Goodlettsville, Tennessee on which it is constructing an office building which the Company expects to become Mutual's Nashville Regional Office following expiration of the current lease in June 1999. Milbank owns an office facility in Milbank, South Dakota where Mutual employees provide services to Milbank agents and policyholders. Midwest Security leases an office facility in Onalaska, Wisconsin where Mutual employees service Midwest Security's agents and policyholders. Mutual also leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to a number of lawsuits arising in the ordinary course of its insurance business. Management of the Company believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
        MATTERS

STOCK TRADING

         Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 9, 1998, there were 826 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

         Initial Public Offering -- June 28, 1991, $4.50. The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:

                        1996                 High           Low        Dividend
                        ----                 ----           ---        -------
                  First Quarter             $17.50        $14.00         $.037
                  Second Quarter             16.67         15.00          .037
                  Third Quarter              16.17         13.00           .04
                  Fourth Quarter             18.50         13.25           .04

                        1997
                        ----
                  First Quarter              19.00         16.75          .040
                  Second Quarter             23.00         16.75          .040
                  Third Quarter             23.875         20.25          .045
                  Fourth Quarter             32.25         23.25          .045

                  (1)Adjusted for a March 1993 two-for-one and a July 1996 three-for-two common stock split effected in the form of a stock dividend, respectively.

         Additionally, see Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Consolidated Financial Data" is as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SELECTED CONSOLIDATED FINANCIAL DATA
                                                                                      YEAR ENDED DECEMBER 31
                                                                                      ----------------------
                                                                  1997         1996         1995*        1994          1993
                                                                  ----         ----         -----        ----          ----
STATEMENTS OF EARNINGS DATA:                                              (Dollars in thousands, except per share data)

Earned premiums                                              $   254,682      240,345       232,524      175,587      169,610
Net investment income                                        $    25,078       23,879        22,617       17,756       17,222
Management services income                                   $     8,705        8,020         7,574        6,078        2,155
Net realized gains on investments                            $       543        1,401         1,201        1,506          718
                                                             ----------------------------------------------------------------
Total revenues                                               $   289,008      273,645       263,916      200,927      189,705
                                                             ----------------------------------------------------------------



Earnings before federal income taxes                         $    47,084       30,148        35,339       19,105       16,849
                                                             ----------------------------------------------------------------
Net earnings before cumulative effect of change in
   accounting for income taxes                               $    33,959       22,602        25,542       14,662       13,646
                                                             ----------------------------------------------------------------
Net earnings                                                 $    33,959       22,602        25,542       14,662       13,729
                                                             ----------------------------------------------------------------
Net earnings per common share before cumulative
   effect adjustment(1)(2):
   Basic                                                     $      1.86         1.25          1.42          .82          .76
                                                             ----------------------------------------------------------------
   Diluted                                                   $      1.82         1.23          1.41          .82          .76
                                                             ----------------------------------------------------------------
Net earnings per common share(1)(2):
   Basic                                                     $      1.86         1.25          1.42          .82          .77
                                                             ----------------------------------------------------------------
   Diluted                                                   $      1.82         1.23          1.41          .82          .77
                                                             ----------------------------------------------------------------
Cash dividends per common share(1)                           $       .17          .15           .14          .13          .11
                                                             ----------------------------------------------------------------



BALANCE SHEET DATA AT YEAR END:

Total investments                                            $   404,179      384,307       369,847      273,226      273,753
Total assets                                                 $   493,151      453,120       434,496      334,796      320,203
Total stockholders' equity                                   $   225,479      186,461       168,252      130,186      124,332
Book value per common share(1)                               $     12.29        10.28          9.33         7.27         6.99



STATUTORY RATIOS:

Loss ratio                                                         65.2%         72.6          68.6         75.1         73.5
Expense ratio                                                      27.9%         26.4          30.1         25.9         29.1
Combined ratio(3)                                                  93.1%         99.0          98.7        101.0        102.6
Industry combined ratio(4)                                        101.6%        105.9         106.4        108.5        106.9
Ratio of net premiums written to statutory capital and surplus      1.87         2.08          2.32         1.85         2.02

(1) Adjusted for a July 1996 3-for-2 common stock split effected in the form of a stock dividend.
(2) The net earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128.
(3) Derived from combined statutory financial statements on a pooled basis, including State Auto National.
(4) Preliminary industry information for 1997 from A.M. Best Co.

* Reflects change in pooling arrangement, effective January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

   State Auto Financial Corporation (State Auto Financial), through its principal insurance subsidiary State Auto Property and Casualty Insurance Company (State Auto P&C), provides personal and commercial insurance primarily in the central and eastern parts of the United States, excluding New York, New Jersey, and the New England states. State Auto P&C's principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. Another insurance subsidiary, State Auto National Insurance Company (National), writes personal automobile insurance for non-standard risks. In 1997 National wrote insurance in eleven states. State Auto P&C and National's products are marketed through independent agents.

   State Auto P&C provides executive management services to oversee the insurance operations of all the State Auto Insurance Companies, which include National and State Automobile Mutual Insurance Company (Mutual), a majority shareholder of State Auto Financial, and Mutual's wholly-owned subsidiaries, Milbank Insurance Company (Milbank), Midwest Security Insurance Company (Midwest Security) (Midwest Security was acquired by Mutual effective January 1, 1997) and until June 30, 1997, State Auto Life Insurance Company (State Auto Life was sold by Mutual effective July, 1997). Stateco Financial Services, Inc. (Stateco), a wholly-owned subsidiary of State Auto Financial, provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Mutual and Milbank.

   Strategic Insurance Software, Inc. (SIS), a majority owned subsidiary, develops and sells software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agents. SIS sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies. State Auto Financial and its subsidiaries, State Auto P&C, National, Stateco and SIS are referred to collectively as the Company.

   Since 1987 State Auto P&C has participated in a reinsurance pooling arrangement (the Arrangement) with Mutual. The Arrangement provides that all premiums, losses, loss expenses and underwriting expenses of each company be pooled and then allocated back to each company based on percentages outlined in the Arrangement. Effective January 1, 1995, the Arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the pooling participation percentages were amended to allocate 35% to State Auto P&C, 55% to Mutual and 10% to Milbank. Effective January 1, 1998, subject to regulatory approval, the arrangement was amended to include all of the property and casualty business of Midwest Security. Concurrently, with the inclusion of Midwest Security, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest Security. The change in the Arrangement did not affect a prior agreement between State Auto P&C and Mutual whereby Mutual agreed to reimburse State Auto P&C for the development of any losses or loss expenses on claims occurring on or prior to December 31, 1990, that is in excess of State Auto P&C's reserves on that date. As of December 31, 1997, there has been no adverse development of the liability.

   Effective July 1, 1993, Mutual acquired Milbank. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to acquire Milbank from Mutual within five years at a price determined by a formula set out in the Option Agreement. On March 6, 1998, the Board of Directors of State Auto Financial adopted a resolution authorizing the officers of State Auto Financial to take such steps as are necessary to effect the exercise of State Auto Financial's option to acquire Milbank from Mutual. State Auto Financial's acquisition of Milbank is subject to procedural matters contemplated by the Option Agreement, as approved by the directors of Mutual and State Auto Financial, being completed and regulatory approval in Ohio and South Dakota. The proposed effective date of transfer is third quarter 1998.

   State Auto P&C, National, Mutual, Milbank and

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
CONTINUED

Midwest Security are referred to collectively as the State Auto Insurance Companies, while State Auto P&C, Mutual and Milbank are referred to as the Pooled Companies.

                              1997 Compared to 1996
                              ---------------------

   Net earnings for the Company increased 50% over 1996. The Company's statutory combined ratio decreased to 93.1% in 1997 from 99.0% in 1996, reflecting improvements in almost all major lines of insurance.

   State Auto P&C increased its earned premium approximately 2.9% from the same 1996 period. During the 1997 year, the Pooled Companies' experienced minimal growth in direct written premiums on its personal lines of business of approximately 1.0%, while commercial lines reflected an increase of approximately 8.3% from the same 1996 period. Commercial lines growth decreased from 1996 levels due primarily to a substantial reduction in workers' compensation loss costs as promulgated by the National Council on Compensation Insurance that began approximately one year ago. As a result of these lower loss costs, workers' compensation direct written premiums decreased approximately 6.6% from 1996. The workers' compensation line of business represents approximately 12% of the Pooled Companies' commercial business. National's earned premium increased 56.8% from the same 1996 period. Contributing to this increase was National's entry into the states of Arkansas and Georgia in December 1996, Minnesota in February 1997 and in the later half of 1997, Alabama, Illinois and Missouri. Currently licensed in six additional states and seeking certificates of authority in at least three others, National anticipates beginning operations in at least six of these states during 1998. Total earned premiums for the Company increased $14.3 million or 6.0% to $254.7 million.

   Net investment income increased $1.2 million or 5.0% to $25.1 million. An increase in invested assets over the same 1996 period contributed to this increase. Total cost of invested assets at December 31, 1997 was $391.1 million compared to $377.0 million at December 31, 1996. During the last half of 1997, the Company began a program to build an equity portfolio to enhance growth of statutory surplus over the long term. At December 31, 1997, the equity portfolio totaled $4.6 million. The investment yield, based on fixed and equity securities at cost, decreased to 6.2% from 6.4% in 1996.

   Management services income, which includes income generated from investment and executive management services provided by Stateco and State Auto P&C, respectively increased $0.7 million or 8.5% to $8.7 million.

   Losses and loss expenses, as a percentage of earned premiums, decreased to 65.1% from 72.2% in 1996. The decrease in this ratio is due to a reduction in the level of catastrophe losses experienced by the Company as compared to the same period in 1996 and continuing improvement in the Company's core underwriting operations. Homeowners' line of business, which comprises approximately 16.0% of the Company's earned premiums, reflected a substantial improvement in its statutory loss ratio of 71.0%, down from 101.7% in 1996. Additionally, automobile, the Company's largest line of business (approximately 60% of the Company's earned premiums), also reflected an improvement in its statutory loss ratio of 65.5%, down from 69.5% in 1996.

   Acquisition and operating expenses, as a percentage of earned premiums, increased to 29.1% from 28.1% in 1996. The increase in this percentage is due to the amortization of software expenses, the Quality Performance Bonus (the Bonus) and the amount of bonus compensation earned by the Company's agents. Beginning with the first quarter of 1997, the State Auto Insurance Companies began amortizing costs associated with the development of its claims and billing processing system that began a little over two years ago. The amortization period of these costs will be approximately three years. Additionally, there was an increase over the same periods in 1996 of the Bonus earned by nearly all permanent employees. Performance is measured quarterly and the Bonus is earned if the State Auto Insurance Companies' quarterly direct statutory combined ratio is better than predetermined targets set at the beginning of each fiscal year.
A Bonus has been

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

CONTINUED

paid in each of the 1997 quarterly periods. Also contributing to this increase was an increase over 1996 of the amount of bonus compensation earned by the Company's agents. Each agent shares in the underwriting profits generated by insurance placed by them. Thus, the improvement in the underwriting operations of the Company is shared with the agents who produced the profitable business. Currently, approximately 20% of the Company's policy transactions are now sent electronically from the agent to the Company, thereby enhancing the efficiency of the Company's operations and which is expected to have a long-term positive impact on the Company's expenses.

   Decrease in other expenses of $0.6 million to $1.9 million is primarily due to the State Auto Insurance Companies changing the catastrophe portion of its reinsurance program beginning July 1, 1996, that prior to this period was accounted for as deposit reinsurance (See Liquidity and Capital Resources). Expenses associated with the catastrophe portion of the program accounted for as deposit reinsurance were included in Other Expenses.

   Federal income taxes increased $5.6 million to $13.1 million. This increase is due to the increase in taxable income as a result of the improvement in insurance operations in 1997 compared to the same period in 1996. The tax benefit from tax exempt securities for 1997 remained comparable to the 1996 level. See footnote (7) to consolidated financial statements of State Auto Financial Corporation and Subsidiaries.

                              1996 Compared to 1995
                              ---------------------

   Net earnings for the Company decreased 11.5% due primarily to numerous storm-related catastrophe claims in the first three quarters of the year. Despite these significant losses, the Company was able to produce a statutory combined ratio of 99.0% bettering industry results for the year of 105.9%.

   Earned premiums increased $7.8 million or 3.4% to $240.3 million. Direct written premiums for commercial business increased approximately 10.9% from the same 1995 period. Except for National, the Company's personal lines experienced no growth in 1996. Contributing to the results in personal lines, was the introduction of the PRIME of LIFE personal auto and homeowners plan beginning on a state-by-state basis in late 1995 (the Plan). The Plan focuses on the 50 and older segment of the personal lines market, a group that has generally produced more favorable underwriting and retention results for the industry than any other segment of the personal lines market. The Plan offers a combination of auto and homeowners discounts and enhances coverages. As a consequence of moving existing eligible policyholders to the Plan and reflecting the actuarially justified discounts, along with conservative underwriting and newer agency appointments of more commercial lines oriented agencies, personal lines written premium was flat. The Company remains committed to profitable premium growth as it is continually reviewing current strategies and developing new programs in both commercial and personal lines sales. Positively contributing to both commercial and personal lines sales in 1996, was the Company's entry into its 23rd state of operation, Oklahoma. National, which began operations in the non-standard personal auto market in 1992, recorded an increase in its direct written premiums of approximately 43%. During the fourth quarter of 1996, National began writing business in Arkansas and Georgia and wrote its first policy in the state of Minnesota in February of 1997 bringing the total number of its operating states to eight. It began operations in three additional states during 1997.

   Net investment income increased $1.3 million or 5.6% to $23.9 million. An increase in invested assets over the same 1995 period contributed to this increase. Total amortized cost of invested assets at December 31, 1996 was $377.0 million compared to $355.4 million at December 31, 1995. The investment yield decreased to 6.4% from 6.5% in 1995.

   Management services income, which includes income generated from investment and executive management services provided by Stateco and State Auto P&C, respectively, increased $0.4 million or 5.9% to $8.0 million.

   Losses and loss expenses, as a percentage of earned premiums, increased to 72.2% from 68.3% in

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
CONTINUED

1995. During 1996, the Company experienced several significant weather related catastrophes. Severe winter weather in January and February, tornado and hailstorms in the Louisville, Kentucky area in May and storm losses in Raleigh, North Carolina resulting from Hurricane Fran moving inland in September, increased losses and loss expenses by approximately $16.0 million. The impact of these storms increased this loss and loss expense ratio 6.7 points. Despite these significant losses, the Company continued to record improvements in its underlying book of business. Automobile, the Company's largest line of business, showed an improvement in its statutory loss ratio of 69.5%, down from 74.1% in 1995.

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

   Net cash provided by operating activities increased to $24.9 million from $22.4 million in the same 1996 period. Net cash used in investing activities decreased to $15.3 million from $21.2 million from the same 1996 period. Net cash provided by financing activities increased to $1.4 million from $0.4 million in the same 1996 period. As of December 31, 1997, funds consisting of cash and cash equivalents for general operations were $23.9 million compared to $12.9 million at December 31, 1996. No long-term fixed maturies were required to be sold to meet financial obligations in 1997.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
CONTINUED

the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

   On March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security, effective as of January 1, 1997. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Midwest Security from Mutual within five years at a price determined by a formula set out in the Option Agreement. As of March 16, 1998, State Auto Financial has not exercised its right to acquire Midwest Security.

   Effective January 1, 1998, 518 Property Management and Leasing, LLC (518 PML) was created. The initial members of 518 PML are Stateco and State Auto P&C. Stateco contributed $7.0 million in cash and real property located in Goodlettsville, Tennessee, while State Auto P&C contributed real property located in Greer, South Carolina. 518 PML plans to develop an office building on the real property in Goodlettsville which it expects to lease to Mutual in 1999 for Mutual's use as its Nashville Regional Office. 518 PML has leased the Greer property to Mutual for use as Mutual's Southern Regional Office facility. Operations from 518 PML are not material to the Company at this time.

   On March 6, 1998, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.045 per common share, payable on March 31, 1998, to shareholders of record on March 17, 1998. Additionally, the Board also declared a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The split is contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million at the Company's Annual Meeting of Shareholders on May 28, 1998.

   The maximum amount of dividends that may be paid to State Auto Financial during 1998 by its insurance subsidiaries as a non-extraordinary dividend is limited to $28.9 million, without prior approval under current law. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a non-extraordinary dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

  The National Association of Insurance Commissioners (NAIC) adopted risk-based capital requirements for property and casualty insurers effective December 31, 1994. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 1997, each of the State Auto Insurance Companies exceeded all standards tested by the formula.

YEAR 2000

   The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the computer programs used by State Auto Financial and Mutual and their respective subsidiaries (all of which are collectively, referred to as "State Auto" for the purposes of this section) that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in State Auto's operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on an analysis of its systems software, management determined that it is required to modify or replace significant portions of State Auto's software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
CONTINUED

operational problems for State Auto. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could adversely affect the operations of State Auto.

   To address the Year 2000 issue in a timely and effective manner, management purchased software from a third party vendor to assist in diagnosing and correcting certain of State Auto's major policy processing software systems. In addition, management is utilizing State Auto's internal resources to reprogram, or replace, and test the balance of its software for necessary Year 2000 modifications. Management presently anticipates completing the Year 2000 modifications on State Auto's critical business applications software by October 1998 and its remaining non-critical business applications software during 1999. Management expects to have these changes completed prior to the Year 2000 Issue having an adverse impact on State Auto's operations and operating systems. The total cost of the Year 2000 project for State Auto Financial is estimated at $1.5 million and is being funded through cash flows. To date, State Auto Financial's incurred cost is approximately $0.8 million and approximately 50% of State Auto's computer programs (lines of code) are Year 2000 compliant.

   Also, management has initiated communications with all of State Auto's significant suppliers and business partners to determine the extent to which State Auto's interface systems are vulnerable to such third parties' failure to remediate their own Year 2000 Issues. State Auto Financial's estimate of its total Year 2000 project cost and its dates of completion include the estimated costs and time associated with the impact of third party Year 2000 Issues, based on presently available information. However, there can be no guarantee that the software systems of other companies on which State Auto's computer systems rely will be timely converted and would not have an adverse effect on State Auto.

   Also, engaging in the property casualty insurance business presents an additional exposure to financial losses for State Auto Financial. There is a significant amount of speculation that many businesses will themselves suffer financial losses due to the Year 2000 issue for which such businesses will likely seek reimbursement from their own insurance companies. State Auto Financial cannot estimate the nature or extent of its liabilities arising out of claims related to the Year 2000 Issue which may be filed by insureds under the insurance policies it has sold, although it has, along with much of the rest of the industry, sought to clarify its policies' provisions that financial losses arising out of its insureds failures to correct their own Year 2000 Issues are not insured losses. However, the enforceability of these policy endorsements is unknown at this time. In addition, some state insurance departments are resisting insurers' efforts to file such amendatory endorsements.

   The estimated costs of the project and the date by which State Auto believes it will complete the Year 2000 modifications are based on management's judgment, and information available to it as well as its assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant software code, and the affect of the Year 2000 Issue on regulators and other government agencies, among others.

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

   As of December 31, 1997, the Company had fixed maturities with a fair value of $320.3 million designat-

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
CONTINUED

ed as available for sale compared to $294.1 million at December 31, 1996. During 1997, the Company began a program to build an equity portfolio to enhance growth of statutory surplus over the long term. At December 31, 1997, the equity portfolio totaled $4.6 million.

   The Company's investable assets as of December 31, 1997 and 1996 were $428.2 million and $397.2 million, respectively. At December 31, 1997, 93.3% of the investable assets were in fixed maturities, 1% in equity securities with the remaining 5.7% allocated to cash and cash equivalents.

   As of December 31, 1997, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans. The Company does not intend to change its investment policy on the quality of its fixed maturity investments.

NEW ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not yet determined the reporting changes required by SFAS No. 130 and 131 to comprehensive income and segment information.

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

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     /s/ Ernst & Young LLP

Columbus, Ohio
February 20, 1998

except for Note 15, as to which the date is March 6, 1998

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                                         DECEMBER 31
                                                                                                    1997             1996
                                                                                                    ----             ----
ASSETS                                                                                              (dollars in thousands,
                                                                                                      except share data)
Fixed maturities:
   Held to maturity, at amortized cost (fair value $81,571 and $91,058,
     respectively).................................................................            $    79,300           90,251
   Available for sale, at fair value (amortized cost $307,589 and $286,790,
     respectively).................................................................                320,299          294,056
Equity securities, available for sale, at fair value (cost $4,287 and $ - , respectively)            4,580               --
                                                                                               ----------------------------
Total investments..................................................................                404,179          384,307

Cash and cash equivalents..........................................................                 23,918           12,868
Deferred policy acquisition costs..................................................                 17,689           15,711
Accrued investment income and other assets.........................................                 16,327           13,845
Net prepaid pension expense........................................................                 12,133           10,623
Reinsurance recoverable on losses and loss expenses payable........................                  9,871            9,691
Prepaid reinsurance premiums.......................................................                  3,627            3,380
Property and equipment, at cost, net of accumulated depreciation of $1,381
   and $1,265, respectively........................................................                  3,228            2,541
Due from affiliates................................................................                  2,179               --
Deferred federal income taxes......................................................                     --              154
                                                                                               ----------------------------
Total assets.......................................................................            $   493,151          453,120
                                                                                               ----------------------------
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable...................................................            $   162,446          165,875
Unearned premiums..................................................................                 99,445           93,884
Federal income taxes:
   Current.........................................................................                     15            2,076
   Deferred........................................................................                  3,049               --
Other liabilities..................................................................                  2,717            2,903
Due to affiliates..................................................................                     --            1,921
                                                                                               ----------------------------
Total liabilities..................................................................                267,672          266,659
                                                                                               ----------------------------

Commitments and contingencies
Stockholders' equity:
   Class A Preferred stock (nonvoting), without par value.  Authorized 2,500,000
     shares; none issued...........................................................                     --               --
   Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
     none issued...................................................................                     --               --
   Common stock, without par value.  Authorized 30,000,000 shares; 18,341,899 and 18,135,526 shares issued and outstanding, respectively, at stated value
     of $5 per share...............................................................                 91,709           90,678
Additional paid-in capital.........................................................                  2,894            1,456
Net unrealized holding gains.......................................................                  8,830            5,179
Retained earnings..................................................................                122,046           89,148
                                                                                               ----------------------------
Total stockholders' equity.........................................................                225,479          186,461
                                                                                               ----------------------------
Total liabilities and stockholders' equity.........................................            $   493,151          453,120
                                                                                               ----------------------------

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF EARNINGS
----------------------------------------------------------------------------------------------------------------------------
                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                     1997             1996             1995
                                                                                     ----             ----             ----
                                                                               (dollars in thousands, except per share amount)
Earned premiums (net of ceded earned premiums of $11,859,
   $11,079 and $11,273, respectively) .......................................    $  254,682          240,345         232,524
Net investment income .......................................................        25,078           23,879          22,617
Management services income ..................................................         8,705            8,020           7,574
Net realized gains on investments ...........................................           543            1,401           1,201
                                                                                 -------------------------------------------
Total revenues ..............................................................       289,008          273,645         263,916
                                                                                 -------------------------------------------

Losses and loss expenses (net of ceded losses and loss expenses of
   $6,379, $5,429 and $4,745, respectively) .................................       165,790          173,540         158,913
Acquisition and operating expenses ..........................................        74,213           67,447          67,348
Other expense, net ..........................................................         1,921            2,510           2,316
                                                                                 -------------------------------------------
Total expenses ..............................................................       241,924          243,497         228,577
                                                                                 -------------------------------------------

Earnings before federal income taxes ........................................        47,084           30,148          35,339
                                                                                 -------------------------------------------

Federal income tax expense (benefit):
   Current ..................................................................        11,888            7,457          10,542
   Deferred .................................................................         1,237               89           (745)
                                                                                 -------------------------------------------
Total federal income taxes ..................................................        13,125            7,546           9,797
                                                                                 -------------------------------------------

Net earnings ................................................................    $   33,959           22,602          25,542
                                                                                 -------------------------------------------

Net earnings per common share:
   Basic ....................................................................    $     1.86             1.25            1.42
                                                                                 -------------------------------------------
   Diluted ..................................................................    $     1.82             1.23            1.41
                                                                                 -------------------------------------------
Dividends paid per common share .............................................    $     0.17             0.15            0.14
                                                                                 -------------------------------------------

See accompanying notes to consolidated financial statements.


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------

                                                                                             Year ended December 31
                                                                                             ----------------------
                                                                                      1997            1996            1995
                                                                                      ----            ----            ----
                                                                                                 (in thousands)
Common stock shares:
   Beginning of year ........................................................        18,135           18,025          17,905
   Issuance of common stock .................................................           207              110             120
                                                                                --------------------------------------------
   End of year ..............................................................        18,342           18,135          18,025
                                                                                --------------------------------------------

Class A preferred stock:
   Beginning and end of year ................................................   $        --               --             --
                                                                                --------------------------------------------

Class B preferred stock:
   Beginning and end of year ................................................            --               --             --
                                                                                --------------------------------------------

Common stock:
   Beginning of year ........................................................        90,678           90,127          89,523
   Issuance of common stock .................................................         1,031              551             604
                                                                                --------------------------------------------
   End of year ..............................................................        91,709           90,678          90,127
                                                                                --------------------------------------------

Additional paid-in capital:
   Beginning of year ........................................................         1,456              681             273
   Issuance of common stock .................................................         1,438              775             408
                                                                                --------------------------------------------
   End of year ..............................................................         2,894            1,456             681
                                                                                --------------------------------------------

Net unrealized holding gains (losses):
   Beginning of year ........................................................         5,179            9,965          (2,384)
   Change in net unrealized holding gains (losses) ..........................         3,651           (4,786)         12,349
                                                                                --------------------------------------------
   End of year ..............................................................         8,830            5,179           9,965
                                                                                --------------------------------------------

Retained earnings:
   Beginning of year ........................................................        89,148           67,479          42,774
   Change in minority interest of subsidiaries ..............................            (2)              --              --
   Cash dividends paid ......................................................        (1,059)            (933)           (837)
   Net earnings .............................................................        33,959           22,602          25,542
                                                                                --------------------------------------------
   End of year ..............................................................       122,046           89,148          67,479
                                                                                --------------------------------------------

Total stockholders' equity ..................................................   $   225,479          186,461         168,252
                                                                                --------------------------------------------

See accompanying notes to consolidated financial statements.


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               YEAR ENDED DECEMBER 31
                                                                                               ----------------------
                                                                                        1997            1996           1995
                                                                                        ----            ----           ----
                                                                                                   (in thousands)
Cash flows from operating activities:
   Net earnings .............................................................         $ 33,959            22,602            25,542
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization, net .....................................              862               764               557
     Net realized gains on investments ......................................             (543)           (1,401)           (1,201)
     Changes in operating assets and liabilities:
       Deferred policy acquisition costs ....................................           (1,978)              155               126
       Accrued investment income and other assets ...........................           (2,482)             (677)           (3,624)
       Net prepaid pension expense ..........................................           (1,510)           (1,238)             (894)
       Reinsurance receivable on losses and loss
         expenses payable and prepaid reinsurance premiums ..................             (427)             (623)               63
       Other liabilities and due to/from affiliates, net ....................           (4,290)            2,162             5,120
       Losses and loss expenses payable .....................................           (3,428)           (4,700)            1,623
       Unearned premiums ....................................................            5,561             3,776             4,558
       Federal income taxes .................................................             (825)            1,600            (1,574)
                                                                                    ----------------------------------------------
                                                                                        24,899            22,420            30,296
   Cash provided from the change in the reinsurance pool
       participation percentage .............................................               --                --            46,061
                                                                                    ----------------------------------------------

Net cash provided by operating activities ...................................           24,899            22,420            76,357
                                                                                    ----------------------------------------------

Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity ..........................               --            (9,074)          (18,478)
   Purchase of fixed maturities - available for sale ........................          (97,790)         (124,954)         (134,082)
   Purchase of equity securities ............................................           (5,128)               --                --
   Maturities, calls and principal reductions of fixed maturities - held
     to maturity ............................................................           10,680            10,111             4,367
   Maturities, calls and principal reductions of fixed maturities - available
     for sale ...............................................................           14,077             3,624             3,152
   Sale of fixed maturities - available for sale ............................           62,829            99,220            68,158
   Sale of equity securities ................................................              875                --                --
   Net additions of property and equipment ..................................             (802)              (99)             (377)
                                                                                    ----------------------------------------------

Net cash used in investing activities .......................................          (15,259)          (21,172)          (77,260)
                                                                                    ----------------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock ...............................            2,469             1,326             1,012
   Payment of dividends .....................................................           (1,059)             (933)             (837)
                                                                                    ----------------------------------------------

Net cash provided by financing activities ...................................            1,410               393               175
                                                                                    ----------------------------------------------

Net increase (decrease) in cash and cash equivalents ........................           11,050             1,641              (728)
                                                                                    ----------------------------------------------

Cash and cash equivalents at beginning of year ..............................           12,868            11,227            11,955
                                                                                    ----------------------------------------------

Cash and cash equivalents at end of year ....................................         $ 23,918            12,868            11,227
                                                                                    ----------------------------------------------

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

                                                    Year ended December 31
                                                    ----------------------
                                                 1997       1996        1995
                                                 ----       ----        ----
                                                  (dollars in thousands)
Balance, beginning of year...................$    15,711     15,866      12,521
Acquisition costs deferred...................     62,522     57,752      57,229
Amortized to expense during the year.........    (60,544)   (57,907)    (53,884)
                                             ----------------------------------
Balance, end of year.........................$    17,689     15,711      15,866
                                             ----------------------------------

(f) LOSSES AND LOSS EXPENSES PAYABLE
   Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $8,487,000 and $8,265,000 at December 31, 1997 and 1996, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience.

(g) INVESTMENTS
   Investments in fixed maturities, where the Companies have the ability and intent to hold to maturity, are carried at amortized cost. Accordingly, unrealized holding gains or losses are not reflected in the accompanying consolidated financial statements. Investments in fixed maturities and equity securities held as available for sale are carried at fair value. The net unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity, and are not included in the determination of net earnings. Gains and losses on the sale of equity securities are computed using the first-in, first-out method.

(h) MANAGEMENT SERVICES INCOME
   Management services income includes income for executive management services provided by State Auto P&C and income for investment management services provided by Stateco. Executive management income is recognized quarterly based on a percentage of the average adjusted annual statutory surplus of each company managed except for Midwest Security Insurance Company (Midwest Security), a wholly-owned subsidiary of Mutual, which is based on a percentage of quarterly direct premiums written. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the performance of the equity portfolio of each company managed.

(i) SOFTWARE REVENUE RECOGNITION
   SIS recognizes revenue from license fees when the product is delivered and service revenue when services are performed. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $1,285,000 and $1,055,000 are included in accrued investment income and other assets at December 31, 1997 and 1996, respectively. Software amortization, included in other expenses, was $489,000 and $394,000 in 1997 and 1996, respectively.

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

(l) NET EARNINGS PER COMMON SHARE
   In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 presentation. For additional disclosure, see Note 12.

(m) NEW ACCOUNTING STANDARDS
   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not yet determined the reporting changes required by SFAS Nos. 130 and 131 to comprehensive income and segment information.


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Consolidated Financial Statements, Continued

(2) INVESTMENTS

Realized and unrealized gains and losses are summarized as follows:
                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                      1997            1996           1995
                                                                                      ----            ----           ----
                                                                                             (dollars in thousands)
Realized gains:
   Fixed maturities available for sale............................................  $      691         1,793          1,226
   Equity securities..............................................................          63            --             --
                                                                                    ---------------------------------------
Total realized gains..............................................................         754         1,793          1,226
                                                                                    ---------------------------------------

Realized losses:
   Fixed maturities available for sale............................................  $      182           392             25
   Equity securities..............................................................          29            --             --
                                                                                    ---------------------------------------
Total realized losses.............................................................         211           392             25
                                                                                    ---------------------------------------

Net realized gains on investments.................................................  $      543         1,401          1,201
                                                                                    ---------------------------------------

Increase (decrease) in unrealized holding gains or losses -- Fixed
   maturities held to maturity....................................................  $    1,464        (1,604)         5,561
                                                                                    ---------------------------------------

Increase in unrealized holding gains -- Equity
   securities.....................................................................  $      293          --              --

Increase (decrease) in unrealized holding gains or losses -- Fixed
   maturities available for sale at fair value....................................       5,444        (7,231)        18,166

Change in deferred unrealized gain................................................        (119)         (132)           833

Deferred federal income taxes thereon.............................................      (1,967)        2,577         (6,650)
                                                                                    ---------------------------------------

Increase (decrease) in net unrealized holding gains or losses.....................  $    3,651        (4,786)        12,349
                                                                                    ---------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company's investments in held to maturity securities and available for sale securities are summarized as follows:

                                                                                   GROSS               GROSS
    HELD TO MATURITY AT DECEMBER 31, 1997:                     AMORTIZED        UNREALIZED          UNREALIZED        FAIR
                                                                 COST          HOLDING GAINS      HOLDING LOSSES      VALUE
                                                                 ----          -------------      --------------      -----
                                                                                  (dollars in thousands)
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $     6,689              73                  2            6,760
Obligations of states and political subdivisions..........        7,068             430                 --            7,498
Mortgage-backed securities................................       65,543           1,806                 36           67,313
                                                            ---------------------------------------------------------------
Total.....................................................  $    79,300           2,309                 38           81,571
                                                            ---------------------------------------------------------------

    AVAILABLE FOR SALE AT DECEMBER 31, 1997:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $    72,916           1,955                 79           74,792
Obligations of states and political subdivisions..........      222,823          10,358                  8          233,173
Corporate securities......................................       10,117             496                 65           10,548
Mortgage-backed securities................................        1,733              53                 --            1,786
                                                            ---------------------------------------------------------------
   Total fixed maturities.................................      307,589          12,862                152          320,299
Equity securities.........................................        4,287             423                130            4,580
                                                            ---------------------------------------------------------------
Total.....................................................  $   311,876          13,285                282          324,879
                                                            ---------------------------------------------------------------

Deferred federal income taxes on the net unrealized holding gain was $4,755,000 at December 31, 1997.

    HELD TO MATURITY AT DECEMBER 31, 1996:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $     6,728               6                 36            6,698
Obligations of states and political subdivisions..........        7,081             223                 12            7,292
Mortgage-backed securities................................       76,442           1,167                541           77,068
                                                            ---------------------------------------------------------------
Total.....................................................  $    90,251           1,396                589           91,058
                                                            ---------------------------------------------------------------


    AVAILABLE FOR SALE AT DECEMBER 31, 1996:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $    86,349           1,662                660           87,351
Obligations of states and political subdivisions..........      188,296           6,415                404          194,307
Corporate securities......................................       10,133             428                202           10,359
Mortgage-backed securities................................        2,012              27                 --            2,039
                                                            ---------------------------------------------------------------
Total.....................................................  $   286,790           8,532              1,266          294,056
                                                            ---------------------------------------------------------------

Deferred federal income taxes on the net unrealized holding gain was $2,788,000 at December 31, 1996.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities segregated by held to maturity and available for sale, at December 31, 1997, by contractual maturity, are summarized as follows:

                                                                    HELD TO MATURITY                 AVAILABLE FOR SALE
                                                                    ----------------                 ------------------
                                                               AMORTIZED           FAIR           AMORTIZED          FAIR
                                                                 COST              VALUE            COST             VALUE
                                                                 ----              -----            ----             -----
                                                                                 (dollars in thousands)
         Due after 1 year or less............................    $    376              376             9,000           9,014
         Due after 1 year through 5 years....................       3,787            3,823            30,394          31,641
         Due after 5 years through 10 years..................       3,519            3,620           139,943         146,250
         Due after 10 years..................................       6,075            6,439           126,519         131,608
                                                                 -----------------------------------------------------------
                                                                   13,757           14,258           305,856         318,513

         Mortgage-backed securities..........................      65,543           67,313             1,733           1,786
                                                                 -----------------------------------------------------------
                                                                  $79,300           81,571           307,589         320,299
                                                                 -----------------------------------------------------------

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $3,936,000 and $3,890,000 were on deposit as required by law or specific escrow agreement at December 31, 1997 and 1996, respectively.

Components of net investment income are summarized as follows:
                                                                                           YEAR ENDED DECEMBER 31
                                                                                           ----------------------
                                                                                    1997             1996            1995
                                                                                    ----             ----            ----
                                                                                            (dollars in thousands)

Fixed maturities.............................................................    $  24,232          23,578            22,275
Equity securities............................................................           27              --                --
Cash and cash equivalents....................................................        1,020             814               850
                                                                                 -------------------------------------------
Investment income............................................................       25,279          24,392            23,125
                                                                                 -------------------------------------------

Investment expenses..........................................................          201             513               508
                                                                                 -------------------------------------------
Net investment income........................................................    $  25,078          23,879            22,617
                                                                                 -------------------------------------------

(3) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair value.

     Investment securities: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

   See note 2 for additional fair value disclosures.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4) LOSSES AND LOSS EXPENSES PAYABLE
   Activity in the liability for losses and loss expenses is summarized as follows:
                                                                                           Year ended December 31
                                                                                           ----------------------
                                                                                     1997           1996           1995
                                                                                     ----           ----           ----
                                                                                           (dollars in thousands)

Losses and loss expenses payable, net of reinsurance receivables,
   at beginning of year.........................................................  $  156,184        161,297         126,742
Incurred related to:
   Current year.................................................................     179,295        194,568         171,449
   Prior years..................................................................     (13,505)       (21,028)        (12,536)
                                                                                  -----------------------------------------
Total incurred..................................................................     165,790        173,540         158,913
                                                                                  -----------------------------------------

Paid related to:
   Current year.................................................................     107,537        116,983          95,011
   Prior years..................................................................      61,862         61,670          62,248
                                                                                  -----------------------------------------
Total paid......................................................................     169,399        178,653         157,259
                                                                                  -----------------------------------------

Impact of pooling change, January 1, 1995 (note 5)..............................          --             --          32,901
                                                                                  -----------------------------------------

Losses and loss expenses payable, net of reinsurance recoverables,
   at end of year...............................................................  $  152,575        156,184         161,297
                                                                                  -----------------------------------------

   The liability for losses and loss expenses decreased by $13,505,000 in 1997, $21,028,000 in 1996 and $12,536,000 in 1995, for claims that had occurred in prior years. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to lower inflation. This along with fundamental improvements primarily in the auto liability and workers' compensation lines of business resulted in incurred losses and loss expenses developing favorably. Because of the nature of the business written over the years, the Company's management believes that the Company has limited exposure to environmental claim liabilities.

(5) REINSURANCE
   In the ordinary course of business, State Auto P&C assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; some is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.
   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The recoverability of these assets depends on the reinsurers' ability to perform under the reinsurance agreements. The Company evaluates and monitors the financial condition and concentrations of credit risk associated with its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.
   State Auto P&C and Milbank participate in a reinsurance pooling arrangement with Mutual. The arrangement provides that all premiums, losses, loss expenses, underwriting expenses, premiums in course of collection and reinsurance recoverable on loss payments (all transactions and balances in the underwriting accounts) of the companies be pooled and then allocated to each company based on percentages outlined in the agreement. The pooling participation percentages allocate 35% to State Auto P&C, 55% to Mutual and 10% to Milbank. In connection with a January 1, 1995 change in pooling percentages, State Auto P&C received approximately $46 million to cover its increased share of pool liabilities.
   Subject to regulatory approval, the pooling arrangement was amended pursuant to an Amended and Restated Reinsurance Pooling Agreement, effec-

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

tive as of January 1, 1998, to include all of the property and casualty business of Midwest Security. Concurrently, with the inclusion of Midwest Security, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest Security. In connection with the January 1, 1998 change in pooling percentages, State Auto P&C received approximately $17.2 million to cover its increased share of pool liabilities.
   Pursuant to the pooling arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the pooled companies. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balances receivable and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual.
   Effective July 1, 1996, the State Auto Insurance Companies (State Auto P&C, Mutual, Milbank and National) negotiated a change in their catastrophe reinsurance program. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank and National pursuant to a catastrophe reinsurance agreement in the amount of $100 million excess of $120 million. To protect against a catastrophe loss event in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120 million, the Company entered into a structured contingent financing transaction with Chase Manhattan Bank (Chase) to provide up to $100 million of additional reinsurance protection. Under this arrangement, in the event of such a loss, the Company would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders. The Company will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. The Company is obligated to repay SPC by redeeming the preferred shares over a six year period. This layer of $100 million in excess of $120 million has been excluded from the pooling arrangement pursuant to the terms of the Amended and Restated Reinsurance Pooling Agreement, also effective July 1, 1996.
   In addition, the Company's obligation to repay SPC has been secured by a Put Agreement among the Company, Mutual and the Lenders, under which, in the event of a default by the Company, as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.
   The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums as assets. The amounts reported represent State Auto P&C's pooling percentage of the total amounts ceded to unaffiliated reinsurers and National's ceded amounts. All contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance. Contracts for which it is not clear that the treaty results in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed have been accounted for as deposits.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


   The following table summarizes State Auto P&C's direct business, amounts contributed to the pool and State Auto P&C's participation in the pool:
                                                                            DECEMBER 31
                                                                            -----------
                                                                     1997                1996
                                                                     ----                ----
                                                                      (dollars in thousands)
Losses and loss expenses payable:
   Direct........................................................ $  158,112             161,458
   Assumed (excluding intercompany pooling)......................     11,633              12,734
   Ceded (excluding intercompany pooling)........................     (8,876)            (10,919)
                                                                  ------------------------------
      Net amount contributed to the pool.........................    160,869             163,273
                                                                  ------------------------------

   Direct and assumed (intercompany pooling).....................    153,712             160,478
   Ceded (intercompany pooling)..................................     (7,785)             (8,538)
                                                                  ------------------------------
      Net participation in the pool.............................. $  145,927             151,940
                                                                  ------------------------------

Unearned premiums:
   Direct........................................................ $  106,095             101,224
   Assumed (excluding intercompany pooling)......................      4,679               5,236
   Ceded (excluding intercompany pooling)........................     (3,074)             (3,547)
                                                                  ------------------------------
      Net amount contributed to the pool.........................    107,700             102,913
                                                                  ------------------------------

   Direct and assumed (intercompany pooling).....................     89,558              86,325
   Ceded (intercompany pooling)..................................     (2,001)             (2,117)
                                                                  ------------------------------
      Net participation in the pool.............................. $   87,557              84,208
                                                                  ------------------------------

                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                 1997               1996             1995
                                                                              ----------------------------------------------
                                                                                          (dollars in thousands)
Earned premiums:
   Direct.................................................................... $   282,255          271,435           260,288
   Assumed (excluding intercompany pooling)..................................      14,871           17,804            22,132
   Ceded (excluding intercompany pooling)....................................     (12,728)         (14,822)          (16,548)
                                                                              ----------------------------------------------
      Net amount contributed to the pool.....................................     284,398          274,417           265,872
                                                                              ----------------------------------------------

   Direct and assumed (intercompany pooling).................................     237,973          233,560           232,907
   Ceded (intercompany pooling)..............................................      (7,715)          (8,379)           (9,467)
                                                                              ----------------------------------------------
      Net participation in the pool..........................................     230,258          225,181           223,440
   Assumed from affiliates (excluding intercompany pooling)..................       2,925            1,470                --
                                                                              ----------------------------------------------
      Total.................................................................. $   233,183          226,651           223,440
                                                                              ----------------------------------------------

Losses and loss expenses incurred:
   Direct.................................................................... $   175,355          210,077           182,975
   Assumed (excluding intercompany pooling)..................................      14,848           19,673            20,205
   Ceded (excluding intercompany pooling)....................................      (5,620)          (9,672)          (10,404)
                                                                              ----------------------------------------------
      Net amount contributed to the pool.....................................     184,583          220,078           192,776
                                                                              ----------------------------------------------

   Direct and assumed (intercompany pooling).................................     152,213          167,036           156,299
   Ceded (intercompany pooling)..............................................      (3,429)          (3,962)           (3,855)
                                                                              ----------------------------------------------
      Net participation in the pool.......................................... $   148,784          163,074           152,444
                                                                              ----------------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   National has a reinsurance agreement with Mutual to cede 20% of its premiums written and losses and loss expenses incurred to Mutual for liability lines. The agreement also has a provision for excess of loss coverage, whereby Mutual will reinsure National for all losses over a prescribed limit for each individual occurrence. Through Mutual's participation, the effects of the reinsurance agreement are indirectly subject to the pooling agreement between Mutual, State Auto P&C and Milbank.

   Amounts related to National's reinsurance agreement that are reported as assets in the accompanying consolidated balance sheets are summarized as follows:

                                                         DECEMBER 31
                                                         -----------
                                                  1997               1996
                                                  ----               ----
                                                   (dollars in thousands)
Losses and loss expenses payable...............$   2,086              1,153
Unearned premiums..............................    1,626              1,263
                                               ----------------------------

   The effects of the agreement on the indicated income and expense accounts are summarized as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        ----------------------
                                                   1997          1996          1995
                                                   ----          ----          ----
                                                        (dollars in thousands)
Earned premiums................................$   4,144        2,700         1,806
Losses and loss expenses incurred..............    2,950        1,467           890
                                               ------------------------------------

(6) TRANSACTIONS WITH MUTUAL
   State Auto P&C provides Mutual and its insurance affiliates executive management services to oversee the insurance operations of these companies. Fees relating to these services amounted to $5,392,000 in 1997, $4,956,000 in 1996 and $4,662,000 in 1995.
   Stateco provides Mutual and its affiliates investment management services. Fees related to these services amounted to $3,313,000 in 1997, $3,064,000 in 1996 and $2,912,000 in 1995.
   Effective July 1, 1995, SIS began providing insurance software products and services to Mutual and its affiliates. Fees relating to these services amounted to $1,051,000 in 1997, $1,015,000 in 1996 and $423,000 in 1995 and is included in other expense.
   State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C. As of December 31, 1997, there has been no adverse development of the liability.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7) FEDERAL INCOME TAXES
   A reconciliation between actual federal income taxes and the amount computed at the indicated statutory rate is as follows:
                                                                                   YEAR ENDED DECEMBER 31
                                                                                   ----------------------
                                                                       1997                 1996               1995
                                                                      AMOUNT       %       AMOUNT      %      AMOUNT      %
                                                                      ------       -       ------      -      ------      -
                                                                         (dollars in thousands, except percentages)

Amount at statutory rate ........................................   $ 16,479      35       10,552     35      12,369     35
Tax-free interest and dividends received deduction ..............     (3,455)     (7)      (3,051)   (10)     (2,812)    (8)
Other, net ......................................................        101      --           45     --         240      1
                                                                    -------------------------------------------------------
Effective tax rate ..............................................   $ 13,125      28        7,546     25       9,797     28
                                                                    -------------------------------------------------------


   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                1997              1996
                                                                                ----              ----
                                                                                 (dollars in thousands)
   Deferred tax assets:
      Unearned premiums not deductible ..........................             $   6,707             6,336
      Losses and loss expenses payable discounting ..............                 5,409             5,686
      Other .....................................................                   994               871
                                                                              ---------------------------
          Total deferred tax assets .............................                13,110            12,893
                                                                              ---------------------------

   Deferred tax liabilities:
      Deferral of policy acquisition costs ......................                 6,191             5,499
      Net pension expense .......................................                 4,246             3,718
      Unrealized holding gain on investments ....................                 4,755             2,788
      Other .....................................................                   967               734
                                                                              ---------------------------
          Total deferred tax liabilities ........................                16,159            12,739
                                                                              ---------------------------
          Net deferred tax assets (liabilities) .................             $  (3,049)              154
                                                                              ---------------------------

   The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.
   Federal income taxes paid during 1997, 1996 and 1995 were $13,435,000, $5,883,000 and $11,371,000, respectively.

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

Information regarding the funded status and net periodic pension cost for State Auto P&C, Stateco and SIS's participation in the plan is as follows:

                                                                                   DECEMBER 31
                                                                                   -----------
                                                                             1997               1996
                                                                             ----               ----
                                                                             (dollars in thousands)
Accumulated benefit obligation:
   Vested................................................................$   29,897           (30,473)
   Nonvested.............................................................       202              (237)
                                                                         ----------------------------
                                                                         $   30,099           (30,710)
                                                                         ----------------------------

Projected benefit obligation (PBO) for services rendered to date.........$  (31,832)          (31,049)
Plan assets at fair value................................................    51,735            43,963
                                                                         ----------------------------
Plan assets in excess of PBO.............................................    19,903            12,914

Unrecognized net gain....................................................    (8,261)           (2,775)
Unrecognized net assets at end of period.................................    (1,209)           (1,330)
Unrecognized prior service cost..........................................     1,700             1,814
                                                                         ----------------------------
Net prepaid pension expense..............................................$   12,133            10,623
                                                                         ----------------------------


                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                      1997             1996             1995
                                                                                      ----             ----             ----
                                                                                            (dollars in thousands)
Net periodic pension cost consists of the following:
   Service cost (benefits earned during the period).............................. $   1,246            1,191             952
   Interest cost on PBO..........................................................     2,211            2,116           2,059
   Actual return on plan assets..................................................    (3,798)          (3,334)         (2,907)
   Net amortization and deferral.................................................       (10)              (7)             (7)
                                                                                  ------------------------------------------
Net periodic pension (benefit) expense........................................... $    (351)             (34)             97
                                                                                  ------------------------------------------

   The actuarial assumptions used in these calculations are as follows:
                                                                                    1997              1996            1995
                                                                                    ----              ----            ----
Weighted average discount rate...................................................   7.25%             7.25%           7.25%
Rates of increase in compensation levels.........................................   4.50%             4.50%           4.50%
Expected long-term rate of return on assets......................................   9.00%             9.00%           9.00%

   State Auto P&C, Stateco and SIS are also participants with Mutual in a defined contribution plan that covers substantially all employees of Mutual, State Auto P&C, Stateco and SIS. Contributions to the plan are based on employee contributions and the level of Company match. State Auto P&C, Stateco and SIS's share of the expense under the plan totaled $581,000, $534,000 and $496,000 for the years 1997, 1996 and 1995, respectively.

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

(b) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
   State Auto P&C and National are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to the Company during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $28.9 million is available for payment to the Company in 1998 without prior approval.

   Reconciliations of statutory capital and surplus and net income or loss, as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:

                                                                                          DECEMBER 31
                                                                                          -----------
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                   (dollars in thousands)

Statutory capital and surplus of insurance subsidiaries....................... $   151,762           126,742
Net assets of noninsurance parent and affiliates..............................      15,869            11,870
                                                                                 ---------------------------
                                                                                   167,631           138,612

Add (subtract) cumulative effect of adjustments:
   Deferred policy acquisition costs..........................................      17,689            15,711
   Losses and loss expenses payable...........................................       8,487             8,265
   Net prepaid pension expense................................................      12,102            10,583
   Deferred federal income taxes..............................................      (2,826)              205
   Excess of statutory loss liabilities over case basis amounts...............       7,748             4,199
   Fixed maturities at fair value.............................................      13,285             7,978
   Other, net.................................................................       1,363               908
                                                                                 ---------------------------

    Stockholders' equity per accompanying consolidated
       financial statements................................................... $   225,479           186,461
                                                                                 ---------------------------

                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                  1997              1996              1995
                                                                                  ----              ----              ----
                                                                                          (dollars in thousands)
Statutory net income of insurance subsidiaries............................... $  28,696            18,336           14,652
Net earnings of noninsurance parent and affiliates...........................     2,581             2,301            2,406
                                                                               -------------------------------------------
                                                                                 31,277            20,637           17,058

Increases (decreases):
   Deferred policy acquisition costs.........................................     1,978              (155)           3,345
   Losses and loss expenses payable..........................................       222               887            2,242
   Net prepaid pension expense...............................................     1,519             1,253            2,012
   Deferred federal income taxes.............................................    (1,071)              (56)             782
   Other, net................................................................        34                36              103
                                                                               -------------------------------------------

   Net earnings per accompanying consolidated
      financial statements................................................... $  33,959            22,602           25,542
                                                                               -------------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10) PREFERRED STOCK

   The Company has authorized two classes of preferred stock. For both classes, upon issuance, the Board of Directors has authority to fix and determine the significant features of the shares issued, including, among other things, the dividend rate, redemption price, redemption rights, conversion features and liquidation price payable in the event of any liquidation, dissolution, or winding up of the affairs of the Company. See Note (5) regarding the Company's obligation to issue redeemable preferred shares to SPC in connection with its catastrophe reinsurance arrangements with Chase Manhatten Bank.
   The Class A preferred stock is not entitled to voting rights until, for any period, dividends are in arrears in the amount of six or more quarterly dividends.

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

                                                                            1997         1996         1995
                                                                            ----         ----         ----
                                                                                (in thousands, except
                                                                                 per share figures)
Pro forma net earnings .............................................     $  33,006       21,760      24,533

Pro forma net earnings per common share
     Basic .........................................................     $    1.81         1.20        1.37
     Diluted .......................................................     $    1.77         1.18        1.35

   The Company has stock option plans for certain directors and key employees of Mutual, State Auto P&C, Stateco and SIS. The nonemployee directors' plan provides each nonemployee director an option to purchase 1,000 shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the last business day prior to the annual meeting. The Company has reserved 150,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The key employee's plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 1,800,000 shares of common stock under this plan. For certain employees these options are exercisable from 1 to 10 years from date of grant, and 3 to 10 years for remaining employees.
   The fair value of these options utilized in the pro forma information above were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: dividend yield of 1.0% for both years; expected volatility factors of .24 and
 .23; risk-free interest rates of 6.7% and 6.6%; and expected life of the option of 8 years for both years.
   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 1997, 1996 and 1995, follows:

                             ----------------------------     ----------------------------     ----------------------------
                                       1997                             1996                              1995
                                       Weighted - Average               Weighted - Average               Weighted - Average
                             Options     Exercise Price       Options     Exercise Price       Options     Exercise Price
                             -------     --------------       -------     --------------       -------     --------------
                                                  (numbers in thousands, except per share figures)
Outstanding, beginning
 of year                       1,131        $ 9.57               950          $ 8.33              684          $7.12
   Granted                        19         18.63               217           14.72              292          11.03
   Exercised                    (138)         6.98               (36)           7.76              (23)          6.64
   Cancelled                      (2)        14.63                --              --               (3)          8.83
                                  --                           -----
Outstanding, end of year       1,010        $10.08             1,131          $ 9.57              950          $8.33
                               -----                           -----                              ---

Weighted - average fair
value of options granted
during the year:                             $8.73                            $ 5.81                           $4.52


A summary of information pertaining to options outstanding and exercisable as of
December 31, 1997 follows:
                                  -----------------------------------------------------      ------------------------------
                                                    Options Outstanding                            Options Exercisable
                                             Weighted - Average
                                                  Remaining          Weighted - Average                  Weighted - Average
   Range of Exercise Prices       Number      Contractual Life         Exercise Price        Number        Exercise Price
   ------------------------       ------      ----------------         --------------        ------        --------------
                                                         (numbers in thousands, except per share figures)
        Less than $9.00             508              4.7 years              $ 7.39             508            $ 7.39

      Greater than $9.00            502              7.8                     12.82             453             12.46
                                    ---                                                        ---

                                  1,010                                                        961
                                  -----                                                        ---

   The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of Mutual, State Auto P&C, Stateco and SIS may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 1,200,000 shares of common stock under this plan. At December 31, 1997, 641,285 shares have been purchased under this plan. Compensation expense is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1997 and 1996, respectively: dividend yield of 1.0% for both years; expected volatility factors of .32 and .24; risk-free interest rates of 5.6% and 6.5%; and expected lives of 6 months for both years. The weighted-average fair value of those purchase rights granted in 1997 and 1996 was $5.21 and $3.52, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12) NET EARNINGS PER COMMON SHARE

The following table sets forth the compilation of basic and diluted net earnings per common share:
                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                 1997               1996             1995
                                                                                 ----               ----             ----
                                                                                  ( in thousands, except per share data)
Numerator:
   Net earnings for basic and diluted earnings per common share..............$   33,959             22,602           25,542
                                                                             ----------------------------------------------

Denominator:
   Weighted average shares for basic net earnings
        per common share.....................................................    18,204             18,070           17,957

   Effect of dilutive stock options..........................................       453                334              229

   Adjusted weighted average shares for
        diluted net earnings per common share  ..............................    18,657             18,404           18,186
                                                                             ----------------------------------------------
Basic net earnings per common share..........................................      1.86               1.25             1.42
                                                                             ----------------------------------------------
Diluted net earnings per common share........................................      1.82               1.23             1.41
                                                                             ----------------------------------------------


(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              FOR THREE MONTHS ENDED
                                                                              ----------------------
                                                             MARCH 31,      JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                             ---------      --------        -------------       ------------
                                                                                        1997
                                                                                        ----
                                                                  (dollars in thousands, except per share amounts)
Total revenues..........................................  $      70,931        72,380           72,431              73,266
Earnings before federal income taxes....................         10,345        11,278           11,283              14,178
Net earnings ...........................................          7,531         8,118            8,009              10,301
Net earnings per common share (note 9a):
   Basic................................................            .42           .44              .44                 .56
   Diluted..............................................            .41           .43              .43                 .55
                                                          -----------------------------------------------------------------


                                                                              FOR THREE MONTHS ENDED
                                                                              ----------------------
                                                             MARCH 31,      JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                             ---------      --------        -------------       ------------
                                                                                      1996
                                                                                      ----
                                                          (dollars in thousands, except per share amounts)

Total revenues..........................................        $67,332        68,375           68,491              69,447
Earnings before federal income taxes....................          7,681         6,667            4,530              11,270
Net earnings ...........................................          5,607         4,850            3,660               8,485
Net earnings per common share (note 9a):
   Basic................................................            .31           .27              .20                 .47
   Diluted..............................................            .31           .26              .20                 .46
                                                          -----------------------------------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company) Notes to Consolidated Financial Statements, Continued

(14) CONTINGENCIES
   State Auto P&C and National are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the consolidated financial statements.

(15) SUBSEQUENT EVENTS
   On March 6, 1998, the Board of Directors of the Company announced its intention to declare a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The stock split is contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million at the Company's Annual Meeting of Shareholders on May 28, 1998. Accordingly, the impact of this stock split is not reflected in these financial statements.

   The Board also voted to authorize the officers of the Company to undertake such actions as are necessary to effect the exercise the Company's option to acquire Milbank from Mutual. The Company's acquisition of Milbank is subject to the completion of certain procedural matters contemplated by the Option Agreement as approved by the Boards of Directors of Mutual and the Company and regulatory approval in Ohio and South Dakota, where the respective companies are domiciled. The proposed effective date of transfer is third quarter 1998. Milbank was acquired in 1993 by Mutual and an Option Agreement granted the Company the right to acquire Milbank from Mutual within five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 1997 and 1996
                  Consolidated Statements of Earnings for
                      each of the three years in the
                      period ended December 31, 1997
                  Consolidated Statements of Stockholders'
                      Equity for each of the three years in the period ended December 31, 1997
                  Consolidated Statements of Cash Flows for
                      each of the three years in the
                      period ended December 31, 1997
                  Notes to Consolidated Financial Statements

(a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedules of the Company for the years 1997, 1996, and 1995 are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.


Schedule
Number                             Schedule
--------                           --------
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

10(B)         Amendment Number 1 effective January 1, 1992 to Reinsurance          Form 10-K Annual Report for the year
              Agreement between State Automobile Mutual Insurance Company          ended December 31, 1991 (see Exhibit 10(B)
              and State Auto Property and Casualty Insurance Company               therein)
              formerly known as Southern Home Insurance Company, effective as of January 1, 1987

10(C)         Amendment Number 2 dated as of December 1, 1993 to the               Form 10-K Annual Report for the year
              Reinsurance Agreement between State Automobile Mutual Insurance      ended December 31, 1993 (see Exhibit 10(C)
              Company and State Auto Property and Casualty Insurance Company       therein)
              formerly known as Southern Home Insurance Company, effective as of January 1, 1987

10(D)         Amendment Number 3 dated as of December 1, 1994 effective            Form 10-K Annual Report for the year
              as of January 1, 1995 to the  Reinsurance  Agreement between         ended December 31, 1994 (see Exhibit
              State Automobile  Mutual Insurance Company                           10(D) therein)
              and State Auto Property and Casualty Insurance Company


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

10(P)         Investment Management Agreement between Stateco                      Form 10-K Annual Report for the year
              Financial Services, Inc. and State Automobile Mutual                 ended December 31, 1992 (see Exhibit 10
              Insurance Company, effective April 1, 1993                           (N) therein)

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

10(W)*        Strategic Insurance Software, Inc. Shareholder's                     Form 10-K Annual Report for year ended
              Agreement                                                            December 31, 1995 (see Exhibit 10(W)
                                                                                   therein)

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

10(AA)        Credit Agreement between SAF Funding Corporation and The             Form 10-Q for the period ended
              Chase Manhattan Bank dated August 16, 1996                           September 30, 1996 (see Exhibit 10(AA)
                                                                                   therein)

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

10(DD)*       Amendment Number 2 to the 1991 Stock Option Plan                     Form 10-K Annual Report for the year
                                                                                   ended December 31, 1996 (see Exhibit
                                                                                   10(DD) therein)

10(EE)*       Amendment Number 1 to the 1991 Directors' Stock Option               Form 10-K Annual Report for the year
              Plan                                                                 ended December 31, 1996 (see Exhibit
                                                                                   10(EE) therein)

10(FF)        Option Agreement between State Auto Mutual and State                 Form 10-K Annual Report for the year
              Auto Financial dated March 11, 1997.                                 ended December 31, 1996 (see Exhibit
                                                                                   10(FF) therein)

10(GG)        Amended and Restated Credit Agreement dated August 16,               Form 10-Q for the period ended
              1996 amended and restated July 18, 1997 between SAF                  September 30, 1997 (see Exhibit 10(GG)
              Funding Corporation and the Chase Manhattan Bank                     therein)

10(HH)        Amended and Restated SERP of State Auto Mutual effective             Included herein
              as of January 1, 1994

11            Statement regarding computation of earnings per share                Included herein

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

24(A)         Power of Attorney - William J. Lhota                                 Form 10-K Annual Report for the year
                                                                                   ended December 31, 1994 (see Exhibit
                                                                                   25(A) therein)

24(B)         Power of Attorney - David J. D'Antoni                                Form 10-K Annual Report for the year
                                                                                   ended  December 31, 1995 (see Exhibit
                                                                                   25(B) therein)

------------------

* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

24(C)         Powers of Attorney - William J. Lhota,  Urlin G. Harris,            Form 10-Q for the period ended June 30,
              Jr., Robert J. Murchake, Paul W. Huesman, George R.                 1997 (see Exhibit 24(C) therein)
              Manser, David L. Bickelhaupt, and David J. D'Antoni

27            Financial Data Schedule                                             Included Herein




(b)           REPORTS ON FORM 8-K

              The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 1997.

(c)           EXHIBITS

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

                                                STATE AUTO FINANCIAL CORPORATION


Dated:  March 25, 1998                          /s/ROBERT L. BAILEY
                                                --------------------------------
                                                Robert L. Bailey, Chairman
                                                and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                 Title                                 Date
         ----                 -----                                 ----
/s/ROBERT L. BAILEY       Chairman of the Board                March 25, 1998
------------------------  Chief Executive Officer
Robert L. Bailey          and Director (principal
                          executive officer)



/s/STEVEN J. JOHNSTON     Chief Financial Officer,             March 25, 1998
------------------------  Vice President, Treasurer
Steven J. Johnston        (principal financial officer
                          and principal accounting
                          officer)

/s/JOHN R. LOWTHER          Secretary and Director               March 25, 1998
------------------------
John R. Lowther


DAVID L. BICKELHAUPT*     Director                             March 25, 1998
------------------------
David L. Bickelhaupt


URLIN G. HARRIS, JR.*     Director                             March 25, 1998
------------------------
Urlin G. Harris, Jr.


PAUL W. HUESMAN*          Director                             March 25, 1998
------------------------
Paul W. Huesman


GEORGE R. MANSER*         Director                             March 25, 1998
------------------------
George R. Manser


ROBERT J. MURCHAKE*       Director                             March 25, 1998
------------------------
Robert J. Murchake


WILLIAM J. LHOTA*         Director                             March 25, 1998
------------------------
William J. Lhota


DAVID J. D'ANTONI*        Director                             March 25, 1998
------------------------
David J. D'Antoni


         *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.



/s/STEVEN J. JOHNSTON                                          March 25, 1998
------------------------
Steven J. Johnston
Attorney in Fact

form10k\97

                                   Item 14(d)

                          Financial Statement Schedules

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
               SCHEDULE I(a) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997

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
                                                                  (in thousands)

Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities            $72,232            $74,073            $72,232
    States, municipalities and
      political subdivisions                           7,068              7,498              7,068
                                                     -------            -------            -------
          Total fixed maturities                     $79,300            $81,571            $79,300
                                                     =======            =======            =======

               SCHEDULE I(b) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997

                  Column A                          Column B           Column C            Column D
                  --------                          --------           --------            --------
             AVAILABLE FOR SALE                                                           Amount at
                                                                                         which shown
                                                                                            in the
             Type of Investment                       Cost              Value           balance sheet
             ------------------                       ----              -----           -------------
                                                                  (in thousands)
Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities           $74,649            $76,578            $76,578
    States, municipalities and
      political subdivisions                        222,823            233,173            233,173
    Public utilities                                  8,082              8,256              8,256
    All other corporate bonds                         2,035              2,292              2,292
                                                   --------           --------           --------
          Total fixed maturities                   $307,589           $320,299           $320,299
                                                   --------           --------           --------

Equity securities:
    Public utilities                                    218                271                271
    Banks, trust and insurance companies                438                509                509
    Industrial, miscellaneous and all
      other                                           3,631              3,800              3,800
                                                   --------           --------           --------
          Total equity securities                     4,287              4,580              4,580
                                                   --------           --------           --------

          Total investments                        $311,876           $324,879           $324,879
                                                   ========           ========           ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                       December 31
                                                           ------------------------------------
                         ASSETS                                 1997                1996
                                                                ----                ----
                                                                 (dollars in thousands)
Investments in common stock of subsidiaries
  (equity method)                                             $222,624            $184,787
Cash                                                             1,501                 731
Other assets                                                       711                 755
Federal income tax benefit                                         952                 461
                                                              --------            --------

     Total assets                                             $225,788            $186,734
                                                              ========            ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                 $142                $173
Accrued expenses                                                   167                 100
                                                              --------            --------

     Total liabilities                                             309                 273

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
   par value.  Authorized 2,500,000 shares;
   none issued                                                      --                  --
Class B Preferred stock, without par value.
   Authorized 2,500,000 shares; none issued                         --                  --
Common stock, without par value.  Authorized
   30,000,000 shares; issued and outstanding
    18,341,899 and 18,135,526 shares issued
   and outstanding, respectively, at stated
   value of $5 per share                                        91,709              90,678
Additional paid-in capital                                       2,894               1,456
Net unrealized holding gains of subsidiaries                     8,830               5,179
Retained earnings                                              122,046              89,148
                                                              --------            --------

     Total stockholders' equity                                225,479             186,461
                                                              --------            --------

     Total liabilities and stockholders' equity               $225,788            $186,734
                                                              ========            ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONDENSED STATEMENTS OF EARNINGS

                                                                               Year ended December 31
                                                           ---------------------------------------------------
                                                                      1997              1996              1995
                                                                      ----              ----              ----
                                                                                 (in thousands)
Investment income                                                      $68               $30              $16

                                                                   -------           -------          -------
       Total revenue                                                    68                30               16
                                                                   -------           -------          -------

Total operating expenses                                             1,188             1,074              475
                                                                   -------           -------          -------

  Earnings before federal income taxes                              (1,120)           (1,044)            (459)

Federal income tax benefit                                            (378)             (405)            (147)

  Net earnings before equity in undistributed
                                                                   -------           -------          -------
     net earnings of subsidiaries                                     (742)             (639)            (312)

Equity in undistributed net earnings of subsidiaries                34,701            23,241           25,854

                                                                   -------           -------          -------
       Net earnings                                                $33,959           $22,602          $25,542
                                                                   =======           =======          =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31
                                                                 ---------------------------------------------------
                                                                          1997             1996              1995
                                                                          ----             ----              ----
                                                                                      (in thousands)
Cash flows from operating activities:
  Net earnings                                                           $33,959          $22,602           $25,542
                                                                         -------          -------           -------
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
  Equity in undistributed earnings of subsidiaries                       (34,701)         (23,241)          (25,854)
  Change in accrued expenses and due to affiliates                            36             (188)              403
  Change in other assets                                                      45             (294)             (391)
  Change in federal income taxes                                            (492)            (303)              (25)
                                                                         -------          -------           -------

      Net cash used in operating activities                               (1,153)          (1,424)             (325)
                                                                         -------          -------           -------

Cash flows from investing activities:
  Capitalization of subsidiary                                                --           (5,000)             (952)
  Dividends received from subsidiaries                                     1,250            6,402             1,000
  Acquisition of land                                                        (738)              --                --

                                                                         -------          -------           -------
      Net cash provided by investing activities                              512            1,402                48
                                                                         -------          -------           -------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                   2,470            1,325             1,012
  Payment of dividends                                                    (1,059)            (933)             (837)
                                                                         -------          -------           -------
      Net cash provided by (used in) financing activities                  1,411              392               175
                                                                         -------          -------           -------

      Net increase (decrease) in cash and invested cash                      770              370              (102)
                                                                         -------          -------           -------
Cash and cash equivalents at beginning of year                               731              361               463
                                                                         -------          -------           -------
Cash and cash equivalents at end of year                                  $1,501             $731              $361
                                                                         =======          =======           =======

Supplemental Disclosures:
  Federal income taxes received                                            ($401)           ($165)            ($123)
                                                                         =======          =======           =======
  Noncash investing activity:
     Capitalization of subsidiary                                           $738               --                --
                                                                         =======          =======           =======

                        STATE AUTO FINANCIAL CORPORATION
                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (in thousands, except percentages)

                Column A                  Column B              Column C                 Column D             Column E     Column F
                --------                  --------              --------                 --------             --------     --------
                                                                                                                          Percentage
                                                              Ceded to                  Assumed from                       of amount
                                                        Outside       Affiliated    Outside      Affiliated                assumed
                                        Gross Amount   Companies     Companies(1)  Companies    Companies(1)   Net Amount  to net(2)
                                        ------------   ---------     ------------  ---------    ------------   ----------  ---------
Year ended 12-31-97
   property-casualty earned premiums      $307,898       $12,728       $288,542      $14,871       $233,183      $254,682     5.8%

Year ended 12-31-96
   property-casualty earned premiums      $287,828       $14,822       $277,116      $17,804       $226,651      $240,345     7.4%

Year ended 12-31-95
   property-casualty earned premiums      $271,177       $16,548       $267,677      $22,132       $223,440      $232,524     9.5%

--------------
(1) These columns include the effect of intercompany pooling.
(2) Calculated as earned premiums assumed from outside companies to net amount.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)


               Column A                    Column B         Column C          Column D        Column E      Column F       Column G
               --------                    --------         --------          --------        --------      --------       --------
                                        Deferred Policy    Losses and       Discount, if                                     Net
                                          Acquisition     Loss Expense      any, deducted     Unearned       Earned       Investment
      Affiliation with Registrant            Cost            Payable         in Column C      Premiums      Premiums        Income
      ---------------------------       ---------------   ------------      -------------     --------      --------      ----------
             Consolidated
     Property-Casualty Subsidiary

              Year Ended:
           December 31, 1997                   *                *                n/a             *              *             *

           December 31, 1996                   *                *                n/a             *              *             *

           December 31, 1995                   *                *                n/a             *              *             *


                                                      Column H                  Column I          Column J         Column K
                                                      --------                  --------          --------         --------
                                                  Losses and Loss             Amortization
                                                 Expenses Incurred                 of           Paid Losses
                                                     Related to                Acquisition        and Loss         Premiums
                                           Current Year      Prior Years          Costs           Expenses          Written
                                           ------------      -----------      ------------      -----------        --------
              Year Ended:
           December 31, 1997                     *                *                 *                *              $259,995

           December 31, 1996                     *                *                 *                *              $243,911

           December 31, 1995                     *                *                 *                *              $253,468

------------

* Information included in consolidated financial statements or accompanying notes thereto.

                                   Item 14(c)

                                  Exhibit Index


(a)(3)   LISTING OF EXHIBITS

                                                                           If incorporated by reference
 Exhibit No.                   Description of Exhibit                    document with which Exhibit was
 -----------                   ----------------------                       previously filed with SEC
                                                                            -------------------------
3(A)(1)        State Auto Financial Corporation's Amended and Restated             1933 Act Registration Statement
               Articles of Incorporation                                           No. 33-40643 on Form S-1 (see
                                                                                   Exhibit 3(a) therein)

3(A)(2)        State Auto Financial Corporation's Amendment to the                 1933 Act Registration Statement
               Amended and Restated Articles of Incorporation                      No. 33-89400 on Form S-8 (see
                                                                                   Exhibit 4(b) therein)

3(B)           State Auto Financial Corporation's Amended and Restated             1933 Act Registration Statement
               Code of Regulations                                                 No. 33-40643 on Form S-1 (see
                                                                                   Exhibit 3(b) therein)

4              State Auto Financial Corporation's Amended and Restated             See Exhibit 3(A) and 3(B)
               Articles of Incorporation, and Articles 1, 3, 5 and 9
               of the Company's Amended and Restated Code of
               Regulations

10(A)          Reinsurance Agreement between State Automobile Mutual               1933 Act Registration Statement
               Insurance Company and Southern Home Insurance Company,              No. 33-40643 on Form S-1 (see
               now known as State Auto Property and Casualty  Insurance            Exhibit 10(a) therein)
               Company, dated January 1, 1987

10(B)          Amendment Number 1 effective January 1, 1992 to                     Form 10-K Annual Report for the
               Reinsurance Agreement between State Automobile Mutual               year ended December 31, 1991
               Insurance Company and State Auto Property and Casualty              (see Exhibit 10 (B) therein)
               insurance Company formerly known as Southern  Home
               Insurance Company, effective as of January 1, 1987

10(C)          Amendment Number 2 dated as of December 1, 1993 to the              Form 10-K Annual Report for the
               Reinsurance Agreement between State Automobile Mutual               year ended December 31, 1993
               Insurance Company and State Auto Property and Casualty              (see Exhibit 10 (C) therein)
               Insurance Company formerly known as Southern Home
               Insurance Company, effective as of January 1, 1987

10(D)          Amendment Number 3 dated as of December 1, 1994                     Form 10-K Annual Report for the
               effective as of January 1, 1995 to the Reinsurance                  year ended December 31, 1994
               Agreement between State Automobile Mutual Insurance                 (see Exhibit 10(D) therein)
               Company and State Auto Property and Casualty Insurance
               Company

10(E)*         Amended and Restated Management Agreement among State               Form 10-K Annual Report for the
               Automobile Mutual Insurance Company, State Auto                     year ended December 31, 1994
               Property and Casualty Insurance Company, State Auto                 (see Exhibit 10(E) therein)
               National Insurance Company, State Auto Financial
               Corporation, State Auto Life Insurance Company, and
               Milbank effective April 1, 1994 as approved by
               insurance regulatory officials in Ohio, South Carolina
               and South Dakota

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

10(F)*         Amendment Number 1-A to the Amended and Restated                    Form 10-K Annual Report for the
               Management Agreement among State Automobile Mutual                  year ended December 31, 1994
               Insurance Company, State Auto Property and Casualty                 (see Exhibit 10(F) therein)
               Insurance Company, State Auto National Insurance
               Company, State Auto Financial Corporation, State Auto
               Life Insurance Company and Milbank Insurance Company
               effective as of January 1, 1995

10(G)          Guaranty Agreement between State Automobile Mutual                  1933 Act Registration Statement
               Insurance Company and State Auto Property and Casualty              No. 33-40643 on Form S-1 (see
               Insurance Company dated as of May 16, 1991                          Exhibit 10 (d) therein)

10(H)          Form of Indemnification Agreement between State Auto                1933 Act Registration Statement
               Financial Corporation and each of its directors                     No. 33-40643 on Form S-1 (see
                                                                                   Exhibit 10 (e) therein)

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

10(J)*         Non-Qualified Deferred Compensation Plan                            1933 Act Registration Statement
                                                                                   No. 33-40643 on Form S-1 (see
                                                                                   Exhibit 10 (g) therein)

10(K)*         1991 Stock Option Plan                                              1933 Act Registration Statement
                                                                                   No. 33-40643 on Form S-1 (see
                                                                                   Exhibit 10 (h) therein)

10(L)*         Amendment Number 1 to the 1991 Stock Option Plan                    1933 Act Registration Statement
                                                                                   No. 33-89400 on Form S-8 (see
                                                                                   Exhibit 4 (a) therein)

10(M)*         1991 Directors' Stock Option Plan                                   1933 Act Registration Statement
                                                                                   No. 33-40643 on Form S-1 (see
                                                                                   Exhibit 10 (i) therein)

10(N)          Lease Agreement between Longhollow Associates Limited               1933 Act Registration Statement
               Partnership and State Automobile Mutual Insurance                   No. 33-40643 on Form S-1 (see
               Company dated July 8, 1988, as amended                              Exhibit 10 (j) therein)

10(O)          License Agreement between State Automobile Mutual                   1933 Act Registration Statement
               Insurance Company and Policy  Management Systems                    No. 33-40643 on Form S-1 (see
               Corporation dated December 28, 1984                                 Exhibit 10 (k) therein)

10(P)          Investment Management Agreement between Stateco                     Form 10-K Annual Report for the
               Financial Services, Inc. and State Automobile Mutual                year ended  December 31, 1992
               Insurance Company, effective April 1, 1993                          (see Exhibit 10 (N) therein

10(Q)          Option Agreement between State Automobile Mutual                    Form 10-K Annual Report for year
               insurance Company and State Auto Financial  Corporation             ended December 31, 1993 (see
               dated as of August 20, 1993                                         Exhibit 10 (R) therein)

10(R)*         Supplemental Executive Retirement Income Plan effective             Form 10-K Annual Report for the
               December 1, 1992                                                    year ended December 31, 1992
                                                                                   (see Exhibit 10(O) therein)

10(S)*         State Auto Insurance Companies Directors' Deferred                  Form 10-K Annual Report for year
               Compensation Plan                                                   ended December 31, 1995 (see
                                                                                   Exhibit 10(S) therein)

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

10(T)*         State Auto Insurance Companies Non-Qualified Incentive              Form 10-K Annual Report for year
               Deferred Compensation Plan                                          ended December 31, 1995 (see
                                                                                   Exhibit 10(T) therein)

10(U)*         Strategic Insurance Software, Inc. 1995 Stock Option                Form 10-K Annual Report for year
               Plan                                                                ended December 31, 1995 (see
                                                                                   Exhibit 10(U) therein)

10(V)          Strategic Insurance Software, Inc. Warrant to purchase              Form 10-K Annual Report for year
               common stock                                                        ended December 31, 1995 (see
                                                                                   Exhibit 10(V) therein)

10(W*          Strategic Insurance Software, Inc. Shareholder's                    Form 10-K Annual Report for year
               Agreement                                                           ended December 31, 1995 (see
                                                                                   Exhibit 10(W) therein)

10(X)*         Robert L. Bailey Employment Contract                                Form 10-K Annual Report for year
                                                                                   ended December 31, 1995 (see
                                                                                   Exhibit 10(X) therein)

10(Y)          Amended and Restated Reinsurance Pooling Agreement                  Form 10-Q for the period ended
               between State Automobile Mutual Insurance Company,                  September 30, 1996 (see Exhibit
               State Auto Property and Casualty Insurance Company and              10(Y) therein)
               Milbank Insurance Company effective July 1, 1996

10(Z)          Property Catastrophe Overlying Excess of Loss                       Form 10-Q for the period ended
               Reinsurance Contract between State Automobile Mutual                September 30, 1996 (see Exhibit
               Insurance Company, Milbank Insurance Company,  State                10(Z) therein)
               Auto National Insurance Company and State Auto Property
               and Casualty Insurance Company dated July 1,1996

10(AA)         Credit Agreement between SAF Funding Corporation and                Form 10-Q for the period ended
               The Chase Manhattan Bank dated August 16, 1996                      September 30, 1996 (see Exhibit
                                                                                   10(AA) therein)

10(BB)         Put Agreement between State Automobile Mutual Insurance             Form 10-Q for the period ended
               Company, State Auto Financial Corporation and The Chase             September 30, 1996 (see Exhibit
               Manhattan Bank dated August 16, 1996                                10(BB) therein)

10(CC)         Standby Purchase Agreement between State Auto Financial             Form 10-Q for the period ended
               Corporation and SAF Funding Corporation dated August                September 30, 1996 (see Exhibit
               16, 1996                                                            10(CC) therein)

10(DD)*        Amendment Number 2 to the 1991 Stock Option Plan                    Form 10-K Annual Report for the
                                                                                   year ended December 31, 1996
                                                                                   (see Exhibit 10(DD) therein)

 10(EE)*       Amendment Number 1 to the 1991 Directors' Stock Option              Form 10-K Annual Report for the
               Plan                                                                year ended December 31, 1996
                                                                                   (see Exhibit 10(EE) therein)


 10(FF)        Option  Agreement between State Auto Mutual and State               Form 10-K Annual Report for the
               Auto Financial dated March 11, 1997.                                year ended December 31, 1996
                                                                                   (see Exhibit 10(FF) therein)


10(GG)         Amended and Restated Credit Agreement dated August 16,              Form 10-Q for the period ended
               1996 amended and restated July 18, 1997 between SAF                 September 20, 1997 (see Exhibit
               Funding Corporation and the Chase Manhattan Bank                    10(GG) therein)

 10(HH)        Amended and Restated SERP of State Auto Mutual                      Included herein
               effective as of January 1, 1994

 11            Statement regarding computation of earnings per share               Included herein

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

21             List of Subsidiaries of State Auto Financial Corporation            Form 10-K Annual Report for the
                                                                                   year ended December 31, 1995
                                                                                   (see Exhibit 22 therein)

23             Consent of Independent Auditors                                     Included Herein

24             Powers of Attorney - John R. Lowther, David L.                      Form 10-K Annual Report for the
               Bickelhaupt, Paul W. Huesman, George R. Manser and                  year ended December 31, 1991
               Robert J. Murchake                                                  (see Exhibit 25 therein)

24(A)          Power of Attorney - William J. Lhota                                Form 10-K Annual Report for the
                                                                                   year ended December 31, 1994
                                                                                   (see Exhibit 25(A) therein)

24(B)          Power of Attorney - David J. D'Antoni                               Form 10-K Annual Report for the
                                                                                   year ended December 31, 1995
                                                                                   (see Exhibit 25(B) therein)

24(C)          Powers of Attorney - William J. Lhota, Urlin G. Harris,             Form 10-Q for the period ended
               Jr., Robert J. Murchake, Paul W. Huesman, George R.                 June 30, 1997 (see Exhibit 24(C)
               Manser, David L. Bickelhaupt, and David J. D'Antoni                 therein)

27             Financial Data Schedule                                             Included herein

