Form 10-Q
period 1998-03-31
STATE AUTO FINANCIAL CORP
filed 1998-05-05
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                  March 31, 1998
                               -------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from                        to
                               ----------------------    -----------------------

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                                 31-1324304
----------------------------                                -------------------
(State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                     Identification No.)

518 East Broad Street, Columbus, Ohio                           43215-3976
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

                                                     (X) Yes      ( ) No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                               18,350,632
--------------------------------                        ------------------------
            (CLASS)                                     (OUTSTANDING ON 4/30/98)

                          STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands, except share data)
                                             (unaudited)
                                                                          March 31       December 31
ASSETS                                                                      1998            1997
                                                                            ----            ----
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $78,635 and $81,571, respectively)                    $ 76,336        $ 79,300
   Available for sale, at fair value
        (amortized cost $344,714 and $307,589, respectively)               355,875         320,299
Equity securities, at fair value (cost $4,286)                               5,251           4,580

                                                                          --------        --------
          Total investments                                                437,462         404,179

Cash and cash equivalents                                                   19,185          23,918
Deferred policy acquisition costs                                           19,075          17,689
Accrued investment income and other assets                                  17,241          16,327
Net prepaid pension expense                                                 13,298          12,133
Reinsurance recoverable                                                     12,284           9,871
Prepaid reinsurance premiums                                                 4,031           3,627
Due from affiliates                                                          3,742           2,179
Property and equipment, net                                                  3,277           3,228

                                                                          --------        --------
          Total assets                                                    $529,595        $493,151
                                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                          $178,803        $162,446
Unearned premiums                                                          107,222          99,445
Current federal income taxes                                                 3,813              15
Deferred federal income taxes                                                2,585           3,049
Other liabilities                                                            2,689           2,717

                                                                          --------        --------
          Total liabilities                                                295,112         267,672
                                                                          --------        --------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 30,000,000
  shares; 18,350,632 and 18,341,899 shares issued and outstanding,
  respectively, at stated value of $5 per share                             91,753          91,709
Additional paid-in capital                                                   2,976           2,894
Accumulated comprehensive income                                             8,232           8,830
Retained earnings                                                          131,522         122,046

                                                                          --------        --------
          Stockholders' equity                                             234,483         225,479

                                                                          --------        --------
          Total liabilities and stockholders' equity                      $529,595        $493,151
                                                                          ========        ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1998 and 1997
                (dollars in thousands, except per share amounts)
                                   (unaudited)
                                                               1998             1997
                                                               ----             ----
Earned premiums (net of ceded earned premiums of
      $4,031 and $2,747, respectively)                        $70,933         $62,251
Net investment income                                           6,528           6,236
Management services income                                      2,331           2,207
Net realized gains on investments                                 290             238

                                                              -------         -------
          Total revenues                                       80,082          70,932
                                                              -------         -------

Losses and loss expenses (net of ceded losses and loss
     expenses of $2,997 and $1,034, respectively)              45,132          41,940
Acquisition and operating expenses                             20,821          18,175
Other expense, net                                                652             472

                                                              -------         -------
          Total expenses                                       66,605          60,587
                                                              -------         -------

          Earnings before federal income taxes                 13,477          10,345

Federal income tax expense:
    Current                                                     3,856           2,487
    Deferred                                                     (142)            327
                                                              -------         -------
          Total federal income taxes                            3,714           2,814

                                                              -------         -------
          Net earnings                                        $ 9,763         $ 7,531
                                                              =======         =======

Net earnings per share:
     - basic                                                  $  0.53         $  0.42
                                                              =======         =======
     - diluted                                                $  0.52         $  0.41
                                                              =======         =======

Dividends paid per common share                               $ 0.045         $ 0.040
                                                              =======         =======

See accompanying notes to condensed consolidated financial statements.

                          STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended March 31, 1998 and 1997
                                            (in thousands)
                                             (unaudited)
                                                                             1998             1997
                                                                             ----             ----
Cash flows from operating activities:
   Net earnings                                                            $  9,763         $  7,531

   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization, net                                        216              198
      Net realized gains on investments                                        (290)            (238)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                      (277)            (871)
        Accrued investment income and other assets                             (914)          (1,529)
        Net prepaid pension expense                                            (424)            (317)
        Other liabilities and due to/from affiliate, net                     (1,590)            (786)
        Reinsurance recoverable and prepaid reinsurance premiums               (717)             552
        Losses and loss expenses payable                                      1,988              570
        Unearned premiums                                                       137              981
        Federal income taxes                                                  3,656              804
                                                                           --------         --------
                                                                             11,548            6,895
    Cash provided from the change in the reinsurance pool
        participation percentage                                             18,059               --

                                                                           --------         --------
          Net cash provided by operating activities                          29,607            6,895
                                                                           --------         --------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                        (58,630)         (22,765)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                       2,899            1,640
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                      8,123            1,645
   Sale of fixed maturities - available for sale                             13,506           13,994
   Net additions of property and equipment                                      (77)              --

                                                                           --------         --------
          Net cash used in investing activities                             (34,179)          (5,486)
                                                                           --------         --------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                       126              182
   Payment of dividends                                                        (287)            (246)

                                                                           --------         --------
          Net cash used in financing activities                                (161)             (64)
                                                                           --------         --------

          Net increase (decrease) in cash and cash equivalents               (4,733)           1,345

Cash and cash equivalents at beginning of period                             23,918           12,868

                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 19,185         $ 14,213
                                                                           ========         ========

Supplemental disclosures:
   Federal income taxes paid                                                     --         $  1,950
                                                                           ========         ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the interim periods included herein have been prepared by the Company without audit; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the interim periods presented are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 1998.

2.  NET EARNINGS PER COMMON SHARE

The following table sets forth the compilation of basic and diluted net earnings per common share:

                                                                 Three months ended
                                                                      March 31
                                                               1998              1997
                                                               ----              ----
                                                       (in thousands, except per share amounts)
Numerator:
 Net earnings for basic and diluted earnings
         per common share                                     $ 9,763           $ 7,531
                                                              -------------------------

Denominator:
  Weighted average shares for basic net
         earnings per common share                             18,346            18,145

  Effect of dilutive stock options                                529               406

  Adjusted weighted average shares for
         diluted net earnings per common share                 18,875            18,551
                                                              -------------------------

Basic net earnings per common share                           $  0.53           $  0.42
                                                              -------------------------
Diluted net earnings per common share                         $  0.52           $  0.41
                                                              -------------------------


3.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                       1998       1997
                                                       ----       ----
                                                        (in thousands)

         Net earnings                                 $9,763     $7,531
         Unrealized holding losses, net of tax          (598)    (3,124)
                                                      -----------------
         Comprehensive income                         $9,165     $4,407
                                                      =================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 1998
                                   (unaudited)


3.  COMPREHENSIVE INCOME - continued

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 1998 and December 31, 1997 include only unrealized holding gains (losses), net of tax.

4.  NEW  ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, but is not required to be applied to interim period financial statements in the year of adoption. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not yet determined the reporting changes required by SFAS No. 131 to segment information.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Earnings before federal income taxes increased $3.1 million to $13.5 million for the quarter ended March 31, 1998 from the same 1997 period. This increase in earnings is a result of an improvement in the Company's losses and loss expenses from the same 1997 period. Also impacting the quarterly operations was an amendment to the pooling arrangement by the Company's principal insurance subsidiary, State Auto Property & Casualty Insurance Company (State Auto P&C). From 1995 through 1997, State Auto P&C participated in a pooling arrangement with State Automobile Mutual Insurance Company (Mutual), a majority shareholder of the Company, and Milbank Insurance Company (Milbank), a wholly-owned subsidiary of Mutual, whereby State Auto P&C assumed 35% of the pooled business, Mutual 55% and Milbank 10%. Effective January 1, 1998, the pooling arrangement was amended to include the insurance operations of Midwest Security Insurance Company (Midwest), a wholly-owned subsidiary of Mutual. Concurrent with the addition of Midwest to the pool, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest. In connection with the January 1, 1998 pooling changes, State Auto P&C received approximately $18.1 million to cover its increased share of the pooled liabilities.

Earned premiums, during the quarter ended March 31, 1998, increased $8.7 million to $70.9 million from the same 1997 period. Of the $8.7 million increase, $7.3 million was due to an increase in earned premiums of State Auto P&C, of which $5.3 million was due to the impact of the change in the pooling arrangement with the remaining portion of the increase attributable to State Auto P&C's share of the increase in the earned premiums of the pooled companies. The remaining $1.4 million of the $8.7 million increase was due to the earned premium growth of State Auto National Insurance Company (National), the Company's non-standard insurance company.

Net investment income increased $0.3 million to $6.5 million from the same 1997 period. Contributing to this increase, was the transfer to State Auto P&C of approximately $18.1 million in conjunction with the change in the pooling arrangement and a general increase in investable assets over the same 1997 period. Total cost of investable assets at March 31, 1998 was $444.5 million compared to $396.8 million at March 31, 1997. The investment yield, based on fixed and equity securities at cost, decreased to 6.0% from 6.4% for the same 1997 period. Contributing to the decrease in the investment yield has been the gradual shift in the composition of the fixed maturity portfolio from taxables to tax-exempt securities. At March 31, 1998, approximately 64% of the fixed maturity portfolio was comprised of tax-exempt securities whereas at March 31, 1997, tax exempts comprised 53% of the portfolio.

Management services income increased slightly from the same 1997 period and realized gains on investments were comparable to the same period in 1997.

Losses and loss expenses, as a percentage of earned premiums, decreased to 63.6% for the quarter ended March 31, 1998 from 67.4% for the same 1997 period. The decrease in this ratio is due to a reduction in the level of catastrophe losses experienced by the Company as compared to the same period in 1997 and continuing improvement in the Company's core underwriting operations. Nearly all lines of business reflected improvements in their statutory loss ratios compared to the same period in 1997.

Acquisition and operating expenses, as a percentage of earned premiums, increased slightly to 29.4% from 29.2% in 1997.

Federal income taxes increased $0.9 million to $3.7 million from the same 1997 period. The effective tax rate increased slightly to 27.6% for the three months ending March 31,1998 from 27.2% for the 1997 period. See discussion above regarding the shift from taxables to tax exempts within the fixed maturity portfolio.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased to $29.6 million for the three months ended March 31, 1998 from $6.9 million for the same 1997 period. This increase is due primarily to the transfer of $18.1 million to State Auto P&C in connection with the amended pooling arrangement, as discussed above. Additionally, the Company has experienced an increase in its cash flow from operations due to improvements in its underlying book of business. Net cash used in investing activities increased to $34.2 million for the three months ended March 31, 1998 from $5.5 million for the same 1997 period. This increase is due to the investing of the cash associated with the transfer of the $18.1 million as well as cash generated from insurance operations. Net cash used in financing activities for the three months ended March 31, 1998 remained comparable to the same period in 1997. As of March 31, 1998, funds consisting of cash and cash equivalents available for general operations were $19.2 million compared to $14.2 million at March 31, 1997. No long-term fixed maturities were required to be sold to meet obligations during the first three months of 1998.

Damage from spring storms that spawned tornadoes and hail in several of the Company's operating states will impact the Company's second quarter results. Management currently estimates losses from these spring storms to the Company to be approximately $6.0 million.

On March 6, 1998, the Board of Directors of State Auto Financial adopted a resolution authorizing the officers of State Auto Financial to take such steps as are necessary to effect the exercise of State Auto Financial's option to acquire Milbank from Mutual. State Auto Financial's acquisition of Milbank is subject to procedural matters contemplated by an agreement entered into by Mutual and State Auto Financial in 1993 being completed and regulatory approval in Ohio and South Dakota. The proposed effective date of transfer is third quarter 1998. Additionally, the Board declared a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The split is contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million at the Company's annual meeting of shareholders on May 28, 1998. Accordingly, the impact of this stock split is not reflected in these financial statements.

With respect to the Year 2000 Issue, see the discussion regarding this subject in the Company's December 31, 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 1997 Form 10-K. There have been no material changes in the information reported regarding the Year 2000 in the 1997 Form 10-K.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the spring storms impacting the Company's losses, and the Year 2000 discussion. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims and previously undisclosed damage.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

    Exhibit No.           Description of Exhibits
    -----------           -----------------------

      10(II)         Amended and Restated Reinsurance           Included herein
                     Pooling Agreement between State
                     Automobile Mutual Insurance Company,
                     State Auto Property and Casualty
                     Insurance Company, Milbank Insurance
                     Company and Midwest Security
                     Insurance Company effective January
                     1, 1998.

      24(D)          Power of Attorney - John R. Lowther        Included herein

      27             Financial data schedules                   Included herein

         b.       Reports on Form 8-K - None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          STATE AUTO FINANCIAL CORPORATION

Date: MAY 05, 1998                        /s/ Steven J. Johnston
      ------------                        --------------------------------------
                                          Steven J. Johnston
                                          Treasurer and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)