Form 10-Q
period 1998-06-30
STATE AUTO FINANCIAL CORP
filed 1998-08-11
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended               June 30, 1998
                               -----------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from                       to
                               ---------------------    -------------------

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                                  31-1324304
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

 518 East Broad Street, Columbus, Ohio                           43215-3976
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

                        (X) Yes                 ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                              38,762,508
--------------------------------                       -------------------------
            (CLASS)                                    (OUTSTANDING ON 08/11/98)

                            STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands, except share data)
                                               (unaudited)
                                                                              June 30        December 31
ASSETS                                                                          1998            1997
                                                                                ----            ----
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $71,993 and $81,571, respectively)                        $ 69,889        $ 79,300
   Available for sale, at fair value
        (amortized cost $351,641 and $307,589, respectively)                   362,695         320,299
Equity securities, at fair value
        (cost $6,904 and $4,286, respectively)                                   8,162           4,580

                                                                              --------        --------
          Total investments                                                    440,746         404,179

Cash and cash equivalents                                                       23,039          23,918
Deferred policy acquisition costs                                               19,369          17,689
Accrued investment income and other assets                                      17,972          16,327
Net prepaid pension expense                                                     13,239          12,133
Reinsurance recoverable                                                         12,809           9,871
Prepaid reinsurance premiums                                                     3,956           3,627
Due from affiliates                                                                 --           2,179
Current federal income taxes                                                       663              --
Property and equipment, net                                                      3,725           3,228

                                                                              --------        --------
          Total assets                                                        $535,518        $493,151
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                              $182,947        $162,446
Unearned premiums                                                              109,160          99,445
Current federal income taxes                                                        --              15
Deferred federal income taxes                                                    2,310           3,049
Due to affiliates                                                                  411              --
Other liabilities                                                                2,691           2,717

                                                                              --------        --------
          Total liabilities                                                    297,519         267,672
                                                                              --------        --------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 and 30,000,000 shares, respectively; 36,759,508 and 36,683,798 shares issued and
  outstanding, respectively, at stated value of $2.50 per share                 91,899          91,709
Additional paid-in capital                                                       3,447           2,894
Accumulated comprehensive income                                                 8,317           8,830
Retained earnings                                                              134,336         122,046

                                                                              --------        --------
          Stockholders' equity                                                 237,999         225,479

                                                                              --------        --------
          Total liabilities and stockholders' equity                          $535,518        $493,151
                                                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                   STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   For the Three Months Ended June 30, 1998 and 1997
                   (dollars in thousands, except per share amounts)
                                      (unaudited)
                                                               1998            1997
                                                               ----            ----
Earned premiums (net of ceded earned premiums of
      $3,234 and $3,076, respectively)                        $71,607         $63,766
Net investment income                                           6,580           6,265
Management services income                                      2,351           2,266
Net realized gains on investments                                 252              83

                                                              -------         -------
          Total revenues                                       80,790          72,380
                                                              -------         -------

Losses and loss expenses (net of ceded losses and loss
     expenses of $2,238 and $2,413, respectively)              55,684          41,657
Acquisition and operating expenses                             20,575          19,027
Other expense, net                                                777             419

                                                              -------         -------
          Total expenses                                       77,036          61,103
                                                              -------         -------

          Earnings before federal income taxes                  3,754          11,277

Federal income tax expense:
    Current                                                       973           3,017
    Deferred                                                     (321)            142
                                                              -------         -------
          Total federal income taxes                              652           3,159

                                                              -------         -------
          Net earnings                                        $ 3,102         $ 8,118
                                                              =======         =======

Net earnings per share:
     - basic                                                  $  0.08         $  0.22
                                                              =======         =======
     - diluted                                                $  0.08         $  0.22
                                                              =======         =======

Dividends paid per common share                               $ 0.023         $ 0.020
                                                              =======         =======

See accompanying notes to condensed consolidated financial statements.

                    STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     For the Six Months Ended June 30, 1998 and 1997
                    (dollars in thousands, except per share amounts)
                                       (unaudited)
                                                                1998             1997
                                                                ----             ----
Earned premiums (net of ceded earned premiums of
      $6,231 and $5,824, respectively)                        $142,540         $126,017
Net investment income                                           13,108           12,501
Management services income                                       4,682            4,473
Net realized gains on investments                                  542              321

                                                              --------         --------
          Total revenues                                       160,872          143,312
                                                              --------         --------

Losses and loss expenses (net of ceded losses and loss
     expenses of $3,655 and $3,448, respectively)              100,816           83,597
Acquisition and operating expenses                              41,396           37,202
Other expense, net                                               1,429              890

                                                              --------         --------
          Total expenses                                       143,641          121,689
                                                              --------         --------

          Earnings before federal income taxes                  17,231           21,623

Federal income tax expense:
    Current                                                      4,829            5,504
    Deferred                                                      (463)             469
                                                              --------         --------
          Total federal income taxes                             4,366            5,973

                                                              --------         --------
          Net earnings                                        $ 12,865         $ 15,650
                                                              ========         ========

Net earnings per share:
     - basic                                                  $   0.35         $   0.43
                                                              ========         ========
     - diluted                                                $   0.34         $   0.42
                                                              ========         ========

Dividends paid per common share                               $  0.045         $  0.040
                                                              ========         ========

See accompanying notes to condensed consolidated financial statements.

                              STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Six Months Ended June 30, 1998 and 1997
                                               (in thousands)
                                                 (unaudited)
                                                                                    1998             1997
                                                                                    ----             ----
Cash flows from operating activities:
   Net earnings                                                                   $ 12,865         $ 15,650

   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                               321              385
      Net realized gains on investments                                               (542)            (321)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                             (571)          (1,264)
        Accrued investment income and other assets                                  (1,645)          (2,482)
        Net prepaid pension expense                                                   (366)            (634)
        Other liabilities and due to/from affiliate, net                             2,564           (5,972)
        Reinsurance recoverable and prepaid reinsurance premiums                    (1,166)          (1,177)
        Losses and loss expenses payable                                             6,133            1,205
        Unearned premiums                                                            2,075            4,202
        Federal income taxes                                                        (1,141)            (802)
                                                                                  --------         --------
                                                                                    18,527            8,790
    Cash provided from the change in the reinsurance pool
        participation percentage                                                    18,059               --

                                                                                  --------         --------
          Net cash provided by operating activities                                 36,586            8,790
                                                                                  --------         --------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                               (96,479)         (49,042)
   Purchase of equity securities                                                    (2,922)              --
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                              9,330            3,338
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                            10,858            8,068
   Sale of fixed maturities - available for sale                                    41,864           26,120
   Sale of equity securities                                                           269               --
   Net additions of property and equipment                                            (553)             (14)

                                                                                  --------         --------
          Net cash used in investing activities                                    (37,633)         (11,530)
                                                                                  --------         --------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                              743              692
   Payment of dividends                                                               (575)            (494)

                                                                                  --------         --------
          Net cash provided by financing activities                                    168              198
                                                                                  --------         --------

          Net decrease in cash and cash equivalents                                   (879)          (2,542)

Cash and cash equivalents at beginning of period                                    23,918           12,868

                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $ 23,039         $ 10,326
                                                                                  ========         ========

Supplemental disclosures:
   Federal income taxes paid                                                      $  5,450         $  6,775
                                                                                  ========         ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)

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

2.  STOCK SPLIT

On March 6, 1998, the Board of Directors of the Company authorized a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The split was contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million. At the Company's annual meeting of shareholders on May 28, 1998, the shareholders approved the increase of authorized common shares. Common shares issued and outstanding, weighted average shares and per share data have been restated to reflect the two-for-one stock split for periods presented in the accompanying condensed consolidated financial statements.

3.  NET EARNINGS PER COMMON SHARE

The following table sets forth the compilation of basic and diluted net earnings per common share:

                                                       Three months ended
                                                             June 30
                                                       1998           1997
                                                       ----           ----
                                                      (in thousands, except
                                                        per share amounts)
Numerator:
 Net earnings for basic and diluted
         earnings per common share                    $ 3,102        $ 8,118
                                                      -------        -------

Denominator:
  Weighted average shares for basic net
         earnings per common share                     36,722         36,348

  Effect of dilutive stock options                      1,089            808

  Adjusted weighted average shares for
         diluted net earnings per common share         37,811         37,156
                                                      -------        -------

Basic net earnings per common share                   $  0.08        $  0.22
                                                      -------        -------
Diluted net earnings per common share                 $  0.08        $  0.22
                                                      -------        -------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 1998
                                   (unaudited)

                                                        Six months ended
                                                             June 30
                                                       1998           1997
                                                       ----           ----
                                                      (in thousands, except
                                                        per share amounts)
Numerator:
 Net earnings for basic and diluted earnings
         per common share                             $12,865        $15,650
                                                      -------        -------

Denominator:
  Weighted average shares for basic net
         earnings per common share                     36,706         36,319

  Effect of dilutive stock options                      1,072            810

  Adjusted weighted average shares for
         diluted net earnings per common share         37,778         37,129
                                                      -------        -------

Basic net earnings per common share                   $  0.35        $  0.43
                                                      -------        -------
Diluted net earnings per common share                 $  0.34        $  0.42
                                                      -------        -------

4.  COMPREHENSIVE INCOME

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

The components of comprehensive income, net of related tax, for the three-month and six-month periods ended June 30, 1998 and 1997 are as follows:

                                                              Three months ended           Six months ended
                                                                     June 30                    June 30
                                                               1998         1997           1998         1997
                                                               ----         ----           ----         ----
                                                                 (in thousands)               (in thousands)
         Net earnings                                         $3,102      $ 8,118         $12,866      $15,650
         Unrealized holding (losses) gains, net of tax            86        2,817            (513)        (306)
         Comprehensive income                                 $3,188      $10,935         $12,353      $15,344


The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 1998 and December 31, 1997 include only unrealized holding gains (losses), net of tax.

5.  SUBSEQUENT EVENT

On July 7, 1998, the Company completed the exercise of its option pursuant to the Option Agreement dated August 20, 1993, with Mutual by acquiring the outstanding shares of Milbank Insurance Company (Milbank). Milbank had been a wholly-owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, Milbank is now a wholly owned subsidiary of the Company. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares without par value for all the issued and outstanding shares of capital stock of Milbank. This exchange of Milbank shares for the Company's common shares increased Mutual's ownership of the Company to approximately 70% of its issued and outstanding shares.

6.  NEW  ACCOUNTING STANDARDS

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

Earnings before federal income taxes decreased $7.5 million to $3.8 million and $4.4 million to $17.2 million for the three months and six months ended June 30, 1998, respectively, from the same 1997 periods. These decreases are primarily due to numerous storm-related catastrophe claims in nearly all of the Company's operating states during the 1998 second quarter . Absent these storm-related losses, the Company's core business produced results comparable to the first three months of 1998. Also impacting the Company's operations was an amendment to the pooling arrangement by the Company's principal insurance subsidiary, State Auto Property & Casualty Insurance Company (State Auto P&C). From 1995 through 1997, State Auto P&C participated in a pooling arrangement with State Automobile Mutual Insurance Company (Mutual), a majority shareholder of the Company, and Milbank Insurance Company (Milbank), a wholly-owned subsidiary of Mutual, whereby State Auto P&C assumed 35% of the pooled business, Mutual 55% and Milbank 10%. Effective January 1, 1998, the pooling arrangement was amended to include the insurance operations of Midwest Security Insurance Company (Midwest), a wholly-owned subsidiary of Mutual. Concurrent with the addition of Midwest to the pool, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest. In connection with the January 1, 1998 pooling changes, State Auto P&C received approximately $18.1 million to cover its increased share of the pooled liabilities.

Earned premiums, during the quarter ended June 30, 1998, increased $7.8 million to $71.6 million from the same 1997 period. Of the $7.8 million increase, $6.7 million was due to an increase in earned premiums of State Auto P&C, of which $5.1 million was due to the impact of the change in the pooling arrangement with the remaining portion of the increase due to State Auto P&C's share of the overall growth of the pool. The remaining $1.1 million of the $7.8 million quarterly increase was due to the earned premium growth of State Auto National Insurance Company (National), the Company's non-standard insurance company. For the six months ended June 30, 1998, earned premiums increased $16.5 million to $142.5 million from the same 1997 period. Of the $16.5 million increase, $14.0 million was due to an increase in earned premiums of State Auto P&C, of which $10.4 million was due to the impact of the change in the pooling arrangement with the remaining portion of the increase due to State Auto P&C's share of the overall growth of the pool. The remaining $2.5 million of the $16.5 million six month increase was due to the earned premium growth of National. National remains on track to enter six new states in late 1998.

Net investment income increased $0.3 million to $6.6 million for the three months ended June 30, 1998 and $0.6 million to $13.1 for the six months ended June 30, 1998, from the same 1997 periods. Contributing to these increases, was the transfer to State Auto P&C of approximately $18.1 million in conjunction with the change in the pooling arrangement and a general increase in investable assets over the same 1997 periods. Total cost of investable assets at June 30, 1998 was $451.5 million compared to $398.8 million at June 30 , 1997. The investment yield, based on fixed and equity securities at cost, decreased to 5.9% and 6.0% for the three months and six months ended June 30, 1998, respectively, from 6.3% for the same 1997 comparable periods. Contributing to the decrease in the investment yields has been a decline in fixed maturity interest rates over the 1997 comparable periods as well as a gradual shift in the composition of the fixed maturity portfolio from taxables to tax-exempt securities. At June 30, 1998, approximately 67% of the investment portfolio was comprised of tax-exempt securities whereas at June 30, 1997, tax exempts comprised 55% of the portfolio.

Management services income increased slightly from the same 1997 period.

Losses and loss expenses, as a percentage of earned premiums, increased to 77.8% for the three months ended June 30, 1998 from 65.3% for the same 1997 period and for the six months ended June 30, 1998, increased to 70.7% from 66.3% for the same 1997 period. As previously discussed, the Company experienced storm-related catastrophe claims in nearly all operating states during the second quarter 1998. The losses resulting from these second quarter catastrophe claims exceeded the amount of 1997 second quarter catastrophe claims thereby increasing the GAAP loss ratio in the current quarter by 17.5 percentage points. For the six months ended June 30, 1998, the 1998 catastrophe claim related activity exceeded the amount of 1997 comparable period catastrophe claims increasing the 1998 six month ratio by approximately 9.0 percentage points. The Company's largest line of business, automobile, continued to produce a lower statutory loss ratio for the second quarter and six month 1998 periods compared to the same time periods one year ago.

Acquisition and operating expenses, as a percentage of earned premiums (the "Expense Ratio"), decreased to 28.7% for the three months ended June 30, 1998 from 29.8% for the same 1997 period and for the six months ended June 30, 1998, decreased to 29.0% from 29.5% for the same 1997 period. The decrease in these percentages is due to a decrease in the Quality Performance Bonus (the "Bonus") earned by nearly all permanent employees from the same periods in 1997. Performance is measured quarterly and the Bonus is earned if the State Auto Insurance Companies' quarterly direct statutory combined ratio is better than predetermined targets set at the beginning of each fiscal year. A Bonus was paid in the first and second quarter of the 1997 periods, whereas in 1998, a Bonus was only paid in the first quarter. Absent the impact of the Bonus, the Expense Ratios for the three month and six month periods ending June 30, 1998 are comparable to the same 1997 periods.

Federal income taxes decreased $2.5 million to $0.7 million for the three months ended June 30, 1998 and $1.6 million to $4.4 million for the six months ended June 30, 1998 from the same 1997 periods. These decreases are due to lower taxable income as a result of the storm related catastrophes experienced by the company during the 1998 second quarter as well as a shift in the investment portfolio from taxable to tax exempt securities. The effective tax rate decreased to 17.4% and 25.3% for the three months and six months ending June 30, 1998 from 28.0% and 27.6% for the 1997 periods, respectively. See discussion above regarding the shift from taxables to tax exempts within the investment portfolio.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased to $36.6 million for the six months ended June 30, 1998 from $8.8 million for the same 1997 period. This increase is due primarily to the transfer of $18.1 million to State Auto P&C in connection with the amended pooling arrangement, as discussed above. Additionally, the Company has experienced an increase in its cash flow from operations due to improvements in its underlying book of business. The impact of the catastrophe losses experienced by the Company during the second quarter of 1998, will not be reflected through cash flows until the third quarter of 1998. Pursuant to the pooling arrangement, Mutual is responsible for the payment of losses and loss expenses for the pooled companies. Quarterly unpaid incurred pooled balances are reflected in "due to or due from affiliates" in the accompanying condensed consolidated balance sheets. Settlements of the intercompany accounts are made in the month following the end of the quarter. Net cash used in investing activities increased to $37.6 million for the six months ended June 30, 1998 from $11.5 million for the same 1997 period. This increase is due to the investing of the cash associated with the transfer of the $18.1 million as well as cash generated from insurance operations. Net cash provided by financing activities for the six months ended June 30, 1998 remained comparable to the same period in 1997. As of June 30, 1998, funds consisting of cash and cash equivalents available for general operations were $23.0 million compared to $10.3 million at June 30, 1997. No long-term fixed maturities were required to be sold to meet obligations during the first six months of 1998.

On July 7, 1998, the Company completed the exercise of its option, pursuant to the Option Agreement dated August 20, 1993, with Mutual by acquiring the outstanding shares of Milbank. Milbank had been a wholly-owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, Milbank is now a wholly owned subsidiary of the Company. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding shares of capital stock of Milbank. This exchange of Milbank shares for the Company's common shares increased Mutual's ownership of the Company to approximately 70% of its issued and outstanding shares.

Additionally, the Board declared a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The split was contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million. At the Company's annual meeting of shareholders on May 28, 1998, the shareholders approved the increase of authorized common shares. The impact of this stock split has been appropriately reflected in the accompanying condensed consolidated financial statements.

With respect to the Year 2000 Issue, see the discussion regarding this subject in the Company's December 31, 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 1997 Form 10-K. During the first half of 1998, State Auto's two primary processing systems were made Year 2000 compliant and are now in production. The Year 2000 project efforts have resulted in approximately 78% of the lines of critical systems program code now being compliant. Additionally, State Auto completed its' first comprehensive Millennium test at an off-site computer facility in April 1998. Results of the test were positive and problems identified were minor in nature. Future Millennium testing is scheduled for the second half of 1998. All critical systems are expected to be completed by December 1998 and we expect to have full compliance and contingency plans in place by October 1999.

State Auto is in the process of addressing Year 2000 readiness for all external business partners. A comprehensive list of software and hardware vendors is maintained. As result of this, a number of products have been upgraded to the Year 2000 compliant release level and several products are actively being replaced to solve their Year 2000 related issues. Overall, the Year 2000 project is on schedule. Project costs are in line with original projections.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, and the Year 2000 discussion. These risks and uncertainties include but are not limited to: legislative, judicial, and regulatory changes, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims and previously undisclosed damage.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on Thursday, May 28, 1998. The total shares represented at the meeting were 33,397,530. This constituted 94.5% of the Company's 36,701,264 shares outstanding. At the meeting, the shareholders voted on two resolutions; the first being the election of John R. Lowther, Paul W. Huesman and Robert H. Moone as Class I Directors, each to hold office until the 2001 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

                                          NUMBER OF VOTES
                                          ---------------
                                    FOR                  WITHHELD
                                    ---                  --------

John R. Lowther                  33,135,996              261,534
Paul W. Huesman                  33,133,596              263,934
Robert H. Moone                  33,135,996              261,534

         On the basis of this vote, John R. Lowther, Paul W. Huesman and Robert
H. Moone were elected as Class I Directors to serve until the 2001 annual meeting and until a successor is elected and qualified.

         The second resolution pertained to the adoption of an amendment to the Amended and Restated Articles of Incorporation of the Company to authorize an additional 70,000,000 common shares, without par value as specified in the Proxy Statement. The Common Shares were voted as follows with respect to such resolution:

                                                                 Withhold Authority to Vote for
     For Additional Shares        Opposed Additional Shares            Additional Shares
     ---------------------        -------------------------            -----------------
           32,871,094                      499,694                          26,740

         On the basis of this vote, the resolution adopting the amendment to the Amended and Restated Articles of Incorporation authorizing an additional 70,000,000 common shares, without par value was adopted by the shareholders.

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


                                          STATE AUTO FINANCIAL CORPORATION

Date: AUGUST 11, 1998                     /s/ Steven J. Johnston
      ---------------                     -------------------------------------
                                          Steven J. Johnston
                                          Treasurer and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)