Form 10-Q
period 1998-09-30
STATE AUTO FINANCIAL CORP
filed 1998-11-13
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended               September 30, 1998
                              -------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the Transition period from                    to
                              --------------------  ---------------------------

                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                     31-1324304
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation)

518 East Broad Street, Columbus, Ohio          43215-3976
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

                                             (X) Yes                 ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                           41,937,909
--------------------------------                    -------------------------
           (Class)                                  (Outstanding on 11/09/98)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                                                September 30      December 31
ASSETS                                                                              1998              1997
                                                                                    ----              ----
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $63,294 and $81,571, respectively)                           $  60,985         $  79,300
   Available for sale, at fair value
        (amortized cost $463,649 and $405,815, respectively)                       485,132           420,994
Equity securities, at fair value (cost $24,561 and $19,120, respectively)           31,205            26,069
                                                                                 ---------         ---------
          Total investments                                                        577,322           526,363
Cash and cash equivalents                                                           27,554            30,931
Surplus note receivable                                                              9,000              --
Deferred policy acquisition costs                                                   24,600            22,440
Accrued investment income and other assets                                          18,825            17,983
Net prepaid pension expense                                                         15,927            14,608
Reinsurance recoverable                                                             15,496            12,095
Prepaid reinsurance premiums                                                         4,242             4,199
Due from affiliates                                                                  6,485             5,315
Current federal income taxes                                                          --               2,811
Property and equipment, net                                                          1,930             2,078
                                                                                 ---------         ---------
          Total assets                                                           $ 701,381         $ 638,823
                                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                 $ 224,515         $ 206,250
Unearned premiums                                                                  137,607           125,033
Current federal income taxes                                                         2,434             2,278
Deferred federal income taxes                                                        6,995             5,287
Due to affiliates                                                                      790              --
Other liabilities                                                                    3,078             2,717
                                                                                 ---------         ---------
          Total liabilities                                                        375,419           341,565
                                                                                 ---------         ---------
STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 and 30,000,000 shares, respectively; 41,933,409 and 41,828,845 shares issued and
  outstanding, respectively, at stated value of $2.50 per share                    104,834           104,572
Additional paid-in capital                                                          40,941            40,210
Accumulated comprehensive income                                                    18,567            14,761
Retained earnings                                                                  161,773           137,805
Treasury stock (12,063 and 8,118 shares, respectively), at cost                       (153)              (90)
                                                                                 ---------         ---------
          Stockholders' equity                                                     325,962           297,258
                                                                                 ---------         ---------
          Total liabilities and stockholders' equity                             $ 701,381         $ 638,823
                                                                                 =========         =========

See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 1998 and 1997
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                1998            1997
                                                              --------        --------
Earned premiums (net of ceded earned premiums of
      $3,556 and $3,529, respectively)                        $ 90,096        $ 80,257
Net investment income                                            8,349           7,696
Management services income                                       1,986           1,846
Net realized gains on investments                                1,115             902
                                                              --------        --------
          Total revenues                                       101,546          90,701
                                                              --------        --------
Losses and loss expenses (net of ceded losses and loss
     expenses of $1,456 and $1,485, respectively)               59,657          52,385
Acquisition and operating expenses                              27,441          24,098
Other expense, net                                                 980             589
                                                              --------        --------
          Total expenses                                        88,078          77,072
                                                              --------        --------
          Income before federal income taxes                    13,468          13,629
Federal income tax expense:
    Current                                                      2,632           3,696
    Deferred                                                       284             187
                                                              --------        --------
          Total federal income taxes                             2,916           3,883
                                                              --------        --------
          Net income                                          $ 10,552        $  9,746
                                                              ========        ========
Net income per share:
     - basic                                                  $   0.25        $   0.23
                                                              ========        ========
     - diluted                                                $   0.25        $   0.23
                                                              ========        ========
Dividends paid per common share                               $  0.025        $  0.023
                                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 1998 and 1997
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                1998              1997
                                                              ---------         ---------
Earned premiums (net of ceded earned premiums of
      $10,810 and $10,462, respectively)                      $ 267,122         $ 238,748
Net investment income                                            24,488            23,118
Management services income                                        5,945             5,542
Net realized gains on investments                                 2,165             2,091
                                                              ---------         ---------
          Total revenues                                        299,720           269,499
                                                              ---------         ---------
Losses and loss expenses (net of ceded losses and loss
     expenses of $5,454 and $5,460, respectively)               184,930           157,363
Acquisition and operating expenses                               79,477            71,374
Other expense, net                                                2,675             1,706
                                                              ---------         ---------
          Total expenses                                        267,082           230,443
                                                              ---------         ---------
          Income before federal income taxes                     32,638            39,056

Federal income tax expense (benefit):
    Current                                                       8,118            10,043
    Deferred                                                       (343)              715
                                                              ---------         ---------
          Total federal income taxes                              7,775            10,758
                                                              ---------         ---------
          Net income                                          $  24,863         $  28,298
                                                              =========         =========
Net income per share:
     - basic                                                  $    0.59         $    0.68
                                                              =========         =========
     - diluted                                                $    0.58         $    0.67
                                                              =========         =========
Dividends paid per common share                               $   0.070         $   0.063
                                                              =========         =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                                  1998              1997
                                                                                ---------         ---------
Cash flows from operating activities:
   Net income                                                                   $  24,863         $  28,298
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization, net                                            1,247             1,412
      Net realized gains on investments                                            (2,165)           (2,091)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                            (951)           (1,756)
        Accrued investment income and other assets                                   (842)           (2,349)
        Net prepaid pension expense                                                  (578)           (1,233)
        Other liabilities and due to/from affiliate, net                            3,958            (4,817)
        Reinsurance recoverable and prepaid reinsurance premiums                     (927)              130
        Losses and loss expenses payable                                            2,414            (2,761)
        Unearned premiums                                                           4,252             6,724
        Federal income taxes                                                         (185)              (45)
                                                                                ---------         ---------
                                                                                   31,086            21,512
    Cash provided from the change in the reinsurance pool
        participation percentage                                                   19,708              --
                                                                                ---------         ---------
          Net cash provided by operating activities                                50,794            21,512
                                                                                ---------         ---------
Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                             (164,156)         (104,925)
   Purchase of equity securities                                                   (8,428)           (9,668)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                            18,130             8,773
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                           18,362            15,203
   Sale of fixed maturities - available for sale                                   88,255            79,507
   Sale of equity securities                                                        3,944             6,129
   Purchase of surplus note receivable                                             (9,000)             --
   Net additions of property and equipment                                         (1,313)             (852)
                                                                                ---------         ---------
          Net cash used in investing activities                                   (54,206)           (5,833)
                                                                                ---------         ---------
Cash flows from financing activities:
   Net proceeds from sale of common stock                                             930               729
   Payment of dividends                                                              (895)             (774)
                                                                                ---------         ---------
          Net cash provided by (used in) financing activities                          35               (45)
                                                                                ---------         ---------
          Net increase (decrease) in cash and cash equivalents                     (3,377)           15,634
Cash and cash equivalents at beginning of period                                   30,931            15,845
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  27,554         $  31,479
                                                                                =========         =========
Supplemental disclosures:
   Federal income taxes paid                                                    $   7,768         $  10,804
                                                                                =========         =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

1.  BASIS OF PRESENTATION

The financial statements for the interim periods included herein have been prepared by State Auto Financial Corporation (the "Company" or "State Auto Financial") without audit; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

On July 7, 1998, the Company completed the exercise of its option pursuant to the Option Agreement dated August 20, 1993, with State Automobile Mutual Insurance Company ("Mutual") by acquiring the outstanding shares of Milbank Insurance Company ("Milbank"). Milbank had been a wholly-owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, Milbank is now a wholly owned subsidiary of the Company. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding shares of capital stock of Milbank. The transaction has been accounted for under the pooling-of-interest method of accounting. The prior year's financial information has been restated to include the financial position and operations of Milbank.

The results of operations for the interim periods presented are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 1998.

2.  STOCK SPLIT

On March 6, 1998, the Board of Directors of the Company authorized a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The split was contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million. At the Company's annual meeting of shareholders on May 28, 1998, the shareholders approved the increase of such authorized common shares. Common shares issued and outstanding, weighted average shares and per share data have been restated to reflect the two-for-one stock split for periods presented in the accompanying condensed consolidated financial statements.

3.  NET INCOME PER COMMON SHARE

The following table sets forth the compilation of basic and diluted net income per common share:

                                                           Three months ended
                                                               September 30
                                                           1998           1997
                                                          -------        -------
                                                 (in thousands, except per share amounts)
Numerator:
     Net income for basic and diluted income
               per common share                           $10,552        $ 9,746
                                                          -------        -------

Denominator:
     Weighted average shares for basic net
               income per common share                     41,906         41,560

     Effect of dilutive stock options                         988            949

     Adjusted weighted average shares for
               diluted net income per common share         42,894         42,509
                                                          -------        -------
Basic net income per common share                         $  0.25        $  0.23
                                                          -------        -------
Diluted net income per common share                       $  0.25        $  0.23
                                                          -------        -------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 1998
                                   (unaudited)

3. NET INCOME PER COMMON SHARE - CONTINUED

                                                           Nine months ended
                                                              September 30
                                                           1998           1997
                                                          -------        -------
                                                (in thousands, except per share amounts)
Numerator:
     Net income for basic and diluted income
               per common share                           $24,863        $28,298
                                                          -------        -------

Denominator:
     Weighted average shares for basic net
               income per common share                     41,865         41,491

     Effect of dilutive stock options                       1,045            863

     Adjusted weighted average shares for
               diluted net income per common share         42,910         42,354
                                                          -------        -------
Basic net income per common share                         $  0.59        $  0.68
                                                          -------        -------
Diluted net income per common share                       $  0.58        $  0.67
                                                          -------        -------

4.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended September 30, 1998 and 1997 are as follows:

                                                                  Three months ended               Nine months ended
                                                                     September 30                     September 30
                                                                   1998         1997              1998          1997
                                                                   ----         ----              ----          ----
                                                                     (in thousands)                   (in thousands)
Net income                                                        $10,552       $9,746           $24,863       $28,298
Unrealized holding gains, net of tax                                2,039        4,034             3,806         5,078
                                                                  -------      -------           -------       -------
Comprehensive income                                              $12,591      $13,780           $28,669       $33,376
                                                                  =======      =======           =======       =======

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 1998 and December 31, 1997 include only unrealized holding gains, net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 1998
                                   (unaudited)

5.  SURPLUS NOTE RECEIVABLE

On August 18, 1998, the Company purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual ("Farmers Casualty") of West Des Moines, Iowa. At the August 18, 1998 meeting of the Farmers Casualty board, four individuals designated by the Company were appointed to the seven-member Farmers Casualty board. A plan to convert Farmers Casualty into a stock insurance company was approved by the board of Farmers Casualty and by the policyholders as required by Iowa law. Completion of the plan of conversion is pending regulatory approval from the Iowa Division of Insurance. The plan contemplates that the newly issued shares of the company, to be named Farmers Casualty Insurance Company, will be acquired by the Company in exchange for the redemption of the surplus notes. The plan of conversion is expected to be effective January 1, 1999.

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

7.  RECLASSIFICATIONS

Certain items in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

On July 7, 1998, the State Auto Financial Corporation ("the Company" or "State Auto Financial") completed the exercise of its option, pursuant to the Option Agreement dated August 20, 1993, with State Automobile Mutual Insurance Company ("Mutual") by acquiring the outstanding shares of Milbank Insurance Company ("Milbank"). Milbank had been a wholly-owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, Milbank is now a wholly owned subsidiary of the Company. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding capital stock of Milbank. This exchange of Milbank shares for the Company's common shares increased Mutual's ownership of the Company to approximately 70% of its issued and outstanding shares. This transaction has been accounted for under the pooling-of-interest method of accounting. The prior year's financial information has been restated to include the financial position and operations of Milbank.

Results of Operations
---------------------

Income before federal income taxes decreased $161,000 to $13.5 million and $6.4 million to $32.6 million for the three months and nine months ended September 30, 1998, respectively, from the same 1997 periods. These decreases are primarily due to an increase in the level of storm-related catastrophe claims over the comparable 1997 periods. Also impacting the Company's operations was an amendment to the pooling arrangement with the Company's insurance subsidiaries, State Auto Property & Casualty Insurance Company (State Auto P&C) and Milbank. From 1995 through 1997, State Auto P&C and Milbank participated in a pooling arrangement with Mutual, whereby State Auto P&C assumed 35% of the pooled business, Milbank 10% and Mutual 55%. Effective January 1, 1998, the pooling arrangement was amended to include the insurance operations of Midwest Security Insurance Company (Midwest), a wholly-owned subsidiary of Mutual. Concurrent with the addition of Midwest to the pool, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest. In connection with the January 1, 1998 pooling changes, State Auto P&C and Milbank received approximately $19.7 million to cover its increased share of the pooled liabilities.

During the quarter ended September 30, 1998, earned premiums increased $9.8 million to $90.1 million from the same 1997 period. The $9.8 million increase has three sources: $5.7 million is attributable to the pooling change described above; $3.2 million is State Auto P&C's and Milbank's share of earned premium growth of the pool during the quarter; and $0.9 million is earned premium growth of State Auto National Insurance Company ("National"), the Company's non-standard auto insurer subsidiary. For the nine months ended September 30, 1998, earned premiums increased $28.4 million to $267.1 million from the same 1997 period. Of the $28.4 million increase, $24.9 million was due to an increase in earned premiums of State Auto P&C & Milbank, of which $17.1 million was due to the impact of the change in the pooling arrangement with the remaining portion of the increase due to State Auto P&C's and Milbank's share of the overall growth of the pool. The remaining $3.5 million of the $28.4 million nine month increase was due to the earned premium growth of National. National's premium growth has slowed compared to prior year levels for both quarter and year-to-date due to aggressive underwriting action designed to improve profitability in Tennessee, National's largest state, a more restrictive underwriting posture with several larger producers in its other states, and rate increases implemented during 1997 in several of its operating states. While these activities have resulted in a decrease in growth over prior year levels, National's statutory loss experience has improved over comparative prior periods. See discussion below. National will begin operations in four new states in the fourth quarter: Indiana, Pennsylvania, Utah and Wisconsin.

Net investment income increased $0.6 million to $8.3 million for the three months ended September 30, 1998 and $1.4 million to $24.5 million for the nine months ended September 30, 1998, from the same

1997 periods. Contributing to these increases, was the transfer to State Auto P&C & Milbank of approximately $19.7 million in conjunction with the change in the pooling arrangement and a general increase in investable assets over the same 1997 periods. Total cost of investable assets at September 30, 1998 was $576.7 million compared to $525.7 million at September 30, 1997. The investment yield, based on fixed and equity securities at cost, decreased to 5.7% and 5.8% for the three months and nine months ended September 30, 1998, respectively, from 5.9% and 6.0% for the 1997 comparable periods, respectively. Contributing to the decrease in the investment yields has been a decline in fixed maturity interest rates over the 1997 comparable periods as well as a gradual shift in the composition of the fixed maturity portfolio from taxables to tax-exempt securities. At June 30, 1998, approximately 68.5% of the investment portfolio was comprised of tax-exempt securities whereas at December 31, 1997, tax exempts comprised 58.9% of the portfolio.

Losses and loss expenses, as a percentage of earned premiums, increased to 66.2% for the three months ended September 30, 1998, from 65.3% for the same 1997 period and increased to 69.2% for the nine months ended September 30, 1998, from 65.9% for the same 1997 period. As previously discussed, the Company experienced an increase in storm-related catastrophe claims over 1997 levels for both the three month and nine month reporting periods. During the third quarter 1998, the Company was adversely affected by several Midwest wind and hail storms and by adverse development on catastrophe claims that occurred in nearly all of the Company's operating states during the second quarter of 1998. The impact of these catastrophe claims amounted to $6.2 million or 6.8 GAAP loss ratio points whereas for the same 1997 period, catastrophe claims totaled approximately $2.0 million or 2.5 GAAP loss ratio points. Despite the higher level of catastrophe claims as compared to the same periods in 1997, the Company did not experience any significant claim activity from hurricanes Bonnie, Earl and Georges. For the nine months ended September 1998, the 1998 catastrophe claim related activity exceeded 1997 levels by $20.8 million increasing the 1998 nine month ratio by approximately 7.8 GAAP loss ratio points. Absent catastrophes, the Company's underlying book of business remained stable. Additionally, National produced a decrease in its statutory loss ratios to 67.1% and 76.1% for the three months and nine months ending September 30, 1998, respectively, from 70.8% and 82.8% for the 1997 periods, respectively.

Acquisition and operating expenses, as a percentage of earned premiums (the expense ratio), increased slightly to 30.5% for the three months ended September 30, 1998 from 30.0% for the same 1997 period and for the nine months ended September 30, 1998, decreased to 29.8% from 29.9% for the same 1997 period. The slight increase in the three month ratio can be attributed to the Company's portion of its guaranty fund assessment accrual due to the insolvency of PIE Mutual Insurance Company, an Ohio domiciled medical malpractice insurer as well as an increase in the 1998 accrual for the amount of bonus compensation earned by the Company's agents.

Other expense for the three months ending September 30, 1998 increased $0.4 million to $0.9 million and for the nine months ending September 30, 1998 increased $0.9 million to $2.7 million. These increases are largely due to an increase in write-offs of premiums receivable during 1998, primarily in National. National has sought to improve its premium receivable collections by retaining the services of a third party whose business is receivables collection.

Federal income taxes decreased $0.9 million to $2.9 million for the three months ended September 30, 1998 and $3.0 million to $7.8 million for the nine months ended September 30, 1998 from the same 1997 periods. These decreases are due to lower taxable income as a result of the storm related catastrophes experienced by the company during the 1998 periods as well as a shift in the investment portfolio from taxable to tax exempt securities. The effective tax rate decreased to 21.6% and 23.8% for the three months and nine months ending September 30, 1998 from 28.5% and 27.5% for the 1997 periods, respectively. See discussion above regarding the shift from taxables to tax exempts within the investment portfolio.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased to $50.8 million for the nine months ended September 30, 1998 from $21.5 million for the same 1997 period. This increase is due primarily to the transfer of $19.7 million to State Auto P&C & Milbank in connection with the amended pooling arrangement, as discussed above. Net cash used in investing activities increased to $54.2 million for the nine months ended September 30, 1998 from $5.8 million for the same 1997 period. This increase is due to the investing of the cash associated with the transfer of the $19.7 million, purchase of $9.0 million in surplus notes, as discussed below, as well as cash generated from insurance operations. Net cash used in financing activities for the nine months ended September 30, 1998 remained comparable to the same period in 1997. As of September 30, 1998, funds consisting of cash and cash equivalents available for general operations were $27.6 million compared to $31.5 million at September 30, 1997. No long-term fixed maturities were required to be sold to meet obligations during the first nine months of 1998.

On August 18, 1998, the Company purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual ("Farmers Casualty") of West Des Moines, Iowa. A plan to convert Farmers Casualty into a stock insurance company was approved by the board of Farmers Casualty at its August 18, 1998 board meeting and received positive votes from more than 2/3 of the policyholders voting at a special policyholder's meeting held on October 29, 1998. The effectiveness of the plan of conversion now depends on regulatory approval from the Iowa Division of Insurance. The plan contemplates that the newly issued shares of the company, to be named Farmers Casualty Insurance Company, will be acquired by the Company in exchange for the redemption of the surplus notes. At the August 18, 1998 meeting of the Farmers Casualty board, four individuals designated by State Auto Financial Corporation were appointed to the seven-member Farmers Casualty board. The plan of conversion is expected to be effective January 1, 1999.

The Board declared a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The split was contingent upon shareholder approval of a proposal to increase the number of authorized common shares, without par value, from 30 million to 100 million. At the Company's annual meeting of shareholders on May 28, 1998, the shareholders approved the increase of authorized common shares, without par value. The impact of this stock split has been appropriately reflected in the accompanying condensed consolidated financial statements.

Year 2000 Discussion Disclosure
-------------------------------

Description of the Year 2000 Issues Affecting the Company
---------------------------------------------------------

The Company commenced work on its Year 2000 ("Y2K") issues in the fall of 1996. At that time, one of its first tasks was to perform an inventory of all software systems. As a result of this inventory, it identified approximately 5 million lines of in house maintained program code in its various software systems. Following this inventory the Company set priorities as to system remediation based on the role each system played in the Company's being able to carry on its insurance operations or meet its general business needs. The Company's applications software must support certain essential functions: issuing insurance policies, collecting policy premiums and paying claims and premium refunds. In addition, there is other applications software used by the Company in the general operation and management of its business.

Following months of intensive remediation effort, in April 1998, the Company conducted its first major test of one of its major insurance policy processing systems. The results of that test were positive. The Company conducted a second comprehensive Millennium test at an off-site computer facility in August 1998. All major insurance policy processing systems were tested as if it were the Year 2000. Testing also included Leap Day, February 29, 2000. This test was also successful.

At this time, one hundred percent (100%) of the Company's in-force insurance policies are being processed on a Y2K compliant system, based on the test results mentioned above. However, in an effort to ensure that no material problems arise from the policy processing systems used by the Company and its affiliates or subsidiaries (all of which are sometimes collectively referred to hereafter as "State Auto") the Company plans to continue simulated Year 2000 testing throughout 1999.

State Auto's Y2K project team has, through November 3, 1998, completed its efforts on approximately 84% of State Auto's applications software. That means that approximately 84% of the software systems State Auto uses in its insurance operations or in meeting its general business needs has been through Y2K remediation, testing, and has been introduced back into the Company's production environment. Included within this 84% are the systems that address policy issuance, premium billing and collection and claims processing at State Auto. The remaining 16% of applications software code that is not presently Y2K compliant involves applications that are not "mission critical", such as certain management reports and other similar tools. Some of this remaining code may well be determined to be obsolete. State Auto plans to have 100% of its non-obsolete applications software Y2K compliant by mid-year 1999.

In addition to addressing its own applications software Y2K problems, State Auto may be affected by the Y2K issues of third parties with which it has a material relationship. This includes the independent insurance agents who sell the Company's products, many of which have automated agency management systems in place. State Auto is currently surveying its agencies which have automated to determine the readiness of their systems for the new Millennium. An agency's management system failing, due to not being Y2K compliant, would likely impair the business efficiency of such agency.

In addition, a number of State Auto agencies and the Company are able to communicate policy data electronically. There are several agency management systems that permit this so-called upload and download of information but not all of them are Y2K compliant. Mutual has encouraged State Auto agencies to upgrade to Y2K compliant systems that permit upload and download. If upload and download is disrupted by Y2K issues, it will likely affect the efficiency with which the Company operates its business. The consequences of the disruption would depend on the extent to which State Auto's various lines of business may be uploaded and downloaded at the time the disruption were to occur and the duration of the disruption. Thus, it is not possible to reasonably estimate the financial impact of such reduced efficiency.

There are certain other vendors which have a material relationship with the company by virtue of the fact that they provide a product or service that State Auto uses in the ordinary course of its business, such as underwriting information providers, task specific software or hardware product vendors, and financial institutions. Y2K compliance by third party vendors will continue to be one of State Auto's focal points throughout the remainder of 1998 and all of 1999. State Auto expects to have third party vendor products then in use Y2K compliant by the end of the 3rd quarter of 1999.

Stateco Financial Services, Inc. ("Stateco"), a wholly-owned subsidiary of State Auto Financial which provides investment management services to each of the State Auto insurers, has had in place a third party vendor investment management system which is represented by the vendor to be Y2K compliant. Based on its present use of this system, Stateco does not expect its services to be disrupted by Y2K issues affecting it, although Stateco will be included in the contingency planning discussed below should some unanticipated system failure arise.

State Auto Financial's Costs to Address Year 2000 Issues
--------------------------------------------------------

State Auto Financial's Y2K compliance expense to date for resources has been $1.6 million dollars of a projected $2.4 million dollars, which is an increase from its earlier estimate of $1.9 million. This estimate is subject to change depending on future, presently unforeseen developments which could affect the cost of Y2K compliance for State Auto. This money spent to date is virtually all payroll costs attributable to the State Auto employees on the Y2K project team. The foregoing expense does not include approximately $0.2 million spent by State Auto Financial on accelerated technology purchases for systems or equipment to ensure Y2K compliance for such system or equipment. Also, an outsourcing agreement with State Auto's primary third party software vendor to provide additional resources for other systems projects has generated an additional expense to State Auto Financial of approximately $0.9 million over the last two years.

State Auto's Risks Due to Year 2000 Issues
------------------------------------------

The majority of State Auto's Y2K compliance efforts to date have concentrated on its internal systems. Based on where the project stands today (84% complete), State Auto believes it has made substantial progress in addressing its own Y2K issues. This is not to say that State Auto is immune from disruptions to its business. A systems malfunction is possible, despite the efforts made to date and the testing that will continue. While it believes that its remediation efforts have been careful and thorough and that it is positioned to address a malfunction, were one to occur, without creating a material disruption to its business, it cannot guarantee the outcome of its Y2K project or that the Y2K problem will not have a materially adverse impact on the Company.

Another source for unanticipated disruptions and expense would be disruptions that are external in nature, something over which State Auto has relatively little opportunity to prevent. Its focus in this scenario is to mitigate the harm of such an event.

Significant disruptions among the utilities that serve the Company or the financial institutions with which it interacts would probably make it more difficult for State Auto to deliver its services to its customers and sell its products. But, State Auto does not believe that these disruptions would prevent it from operating its business for an extended period of time. These kinds of disruptions will be considered in a contingency plan as discussed below. Clearly, if Y2K issues create material difficulties in the broad based economy, that could have an adverse impact on the Company, however it cannot anticipate the consequences of such an event, let alone reasonably estimate its financial impact.

As a property casualty insurer, State Auto faces the additional risk of insured or allegedly insured losses to its customers from the Y2K exposure. State Auto has clarified certain commercial liability insurance policies with respect to this exposure. It is too early to know the nature and extent of insured losses that might arise from the Y2K problem, be they from information systems failures or embedded chip processing failures.

State Auto does not expect a material adverse impact from Y2K issues arising from embedded chip processing failures occurring on site. Those embedded chip issues which the Company has some opportunity to control or address that have been identified to date have been generally facilities related or involving small business equipment (i.e. fax machines). Upgrades and equipment replacement are being coordinated by a variety of business managers responsible for such equipment.

State Auto's Year 2000 Contingency Plans
----------------------------------------

State Auto has not yet created a formal Y2K contingency plan. Discussions and communications have begun in regards to this. The Company expects to have a contingency plan in place by the 4th quarter 1999. Some of the issues that the plan would likely contemplate would be manual processing alternatives, non-electronic forms of information distribution, assurance of adequate supplies, and mitigation of the impact of utilities and financial institution disruptions.

State Auto continues to work with its business recovery service provider. State Auto is following a program developed by that provider that requires a comprehensive Y2K preparation approach. Conforming to this allows State Auto to take advantage of its provider's facilities for business recovery in the event that an external Y2K issue that was addressed does happen to fail.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, National's premium receivable collections effort, the conversion of Farmers Casualty, and the Year 2000 discussion. These risks and uncertainties include but are not limited to: legislative changes, judicial and regulatory decisions, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, and regulatory or governmental systems breakdowns.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders - None

Item 5.  Other Information

         If a stockholder who plans to present a matter at the 1999 Annual Meeting of Stockholders fails to provide notice of the matter to the Secretary of the Company by March 8, 1999, it is the intention of the Company that, pursuant to CFR Section 240.14 a-4(c)(1), the persons authorized under management proxies will have discretionary authority to vote and act according to their best judgment on said matter.

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

              Exhibit No.                      Description of Exhibits
              -----------                      -----------------------

                  27                           Financial data schedules

         b.       Reports on Form 8-K

                  Form 8-K filed on July 7, 1998 providing information regarding State Auto Financial Corporation's exercise of its option with State Automobile Mutual Insurance Company to acquire 100% of the outstanding shares of Milbank Insurance Company, pursuant to Item 2 of Form 8-K.

                  Form 8-K/A filed on September 16, 1998 providing financial information on Milbank Insurance Company and pro forma financial information, pursuant to Item 7 on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 State Auto Financial Corporation


Date: NOVEMBER 13, 1998          /s/ Steven J. Johnston
      -----------------          -------------------------------------
                                 Steven J. Johnston
                                 Treasurer and Chief Financial Officer
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)