Form 10-K
period 1998-12-31
STATE AUTO FINANCIAL CORP
filed 1999-03-30
CIK 874977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________

Commission File Number 0-19289


                        STATE AUTO FINANCIAL CORPORATION
                        --------------------------------
             (exact name of Registrant as specified in its charter)


            Ohio                                        31-1324304
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

518 East Broad Street, Columbus, Ohio                   43215-3976
-------------------------------------                   ----------
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

         On March 22, 1999, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $142,774,951.

         On March 22, 1999, the Registrant had 42,057,917 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 27, 1999, which Proxy Statement will be filed within 120 days of December 31, 1998, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

(a)      GENERAL DEVELOPMENT OF BUSINESS

         State Auto Financial Corporation, an Ohio corporation formed April 18, 1990 ("State Auto Financial" or "STFC"), is an insurance holding company headquartered in Columbus, Ohio, which engages, through its subsidiaries, primarily in the property and casualty insurance business. State Auto Financial is approximately 70% owned by State Automobile Mutual Insurance Company, an Ohio property and casualty insurance company formed in 1921 ("Mutual").

         State Auto Financial owns 100% of the outstanding shares of State Auto Property and Casualty Insurance Company, a South Carolina corporation ("State Auto P&C") and Milbank Insurance Company, a South Dakota corporation ("Milbank"). State Auto P&C and Milbank are regional standard insurers engaged primarily in writing personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation and fire insurance.

         While Mutual originally acquired Milbank, Mutual sold Milbank to STFC in July 1998. State Auto Financial issued approximately 5.1 million shares of STFC to Mutual in exchange for 100% of the outstanding shares of Milbank and as a result, Milbank became a wholly owned subsidiary of State Auto Financial. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling of interest. Any reference to prior years' financial information of State Auto Financial Corporation and Subsidiaries has been restated to include the financial position and operations of Milbank.

         State Auto National Insurance Company ("National"), an Ohio corporation formed by State Auto Financial in 1991 began writing personal automobile insurance for non-standard risks in early 1992. At year end National was operating in 15 states and in February 1999 it added South Carolina to its operating territory.

         As of January 1, 1999, Farmers Casualty Insurance Company ("Farmers Casualty") an Iowa domiciled standard property casualty insurer, writing in Iowa and Kansas, became a wholly owned subsidiary of STFC, following completion of its plan of conversion from a mutual insurer. In August 1998, STFC contributed $9.0 million in capital to Farmers Casualty in the form of a surplus note. On completion of Farmers Casualty's conversion, STFC exchanged the surplus note for all the issued and outstanding shares of Farmers Casualty. Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company ("Mid-Plains") which is an Iowa based insurer which principally writes nonstandard auto insurance in Iowa and Kansas.

         In addition to the above described insurers, effective as of January 1, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security Insurance Company ("Midwest Security"), a Wisconsin domiciled standard personal lines property and casualty insurer. Midwest Security participates in the pooling arrangement discussed below. See "Pooling Arrangement" in the "Narrative Description of Business." In addition, in connection with this transaction, Mutual and State Auto Financial entered into an Option Agreement whereby, subject to the approval of the Office of the Insurance Commissioner of the State of Wisconsin, State Auto Financial may purchase Midwest Security at any time over the option term of five years at a price calculated pursuant to a formula set forth in the Option Agreement.

         State Auto P&C, Mutual, Milbank, Midwest Security and Farmers Casualty, all of which participate in the pooling arrangement are collectively referred to hereafter as the "Pooled Companies". The Pooled Companies, National, and Mid-Plains are collectively referred to as the "State Auto Group". See "Pooling Arrangement" in the "Narrative Description of Business."

         At this time, the insurers in the State Auto Group market their insurance products through approximately 12,500 independent insurance agents associated with approximately 2,200 agencies in 26 states. Iowa and Kansas have been added to STFC's states of operation as of January 1, 1999. STFC's insurance products are marketed primarily in the central and eastern part of the United States, excluding New York, New Jersey and the New England States.

         Another wholly owned subsidiary of State Auto Financial, Stateco Financial Services, Inc., an Ohio corporation ("Stateco"), provides investment management services to affiliated companies and insurance premium finance services to customers of State Auto P&C, Mutual and Milbank. See "Investment Management Services" and "Insurance Premium Finance Services" in the "Narrative Description of Business."

         Strategic Insurance Software, Inc. ("S.I.S."), an Ohio corporation formed by State Auto Financial in January 1995, began operations in July 1995. S.I.S. develops and sells software for the processing of insurance transactions, management of insurance policy data and electronic interfacing of insurance policy information between insurance companies and agencies. S.I.S. is a majority-owned subsidiary of State Auto Financial. See "Insurance Software Business" in the "Narrative Description of Business."

         In December 1997, 518 Property Management and Leasing, LLC ("518 PML") was organized. 518 PML is an Ohio limited liability company formed to engage in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco. See "Property Leasing Business" in the "Narrative Description of Business."

         State Auto Financial and its subsidiaries, State Auto P&C, Stateco, National, Milbank, S.I.S., 518 PML, Farmers Casualty and Mid-Plains are collectively referred to as the "Company". IN ANY REFERENCE TO FINANCIAL INFORMATION FOR 1998 AND PRIOR PERIODS, IT IS UNDERSTOOD THAT, UNLESS OTHERWISE STATED, ALL REFERENCES TO THE COMPANY INCLUDE ONLY STATE AUTO P&C, STATECO, MILBANK, NATIONAL, S.I.S. AND 518 PML AND EXCLUDE FARMERS CASUALTY AND MID-PLAINS.

         Since January 1, 1987, State Auto P&C has participated in an underwriting pooling arrangement with Mutual. While it has been modified several times since 1987, as of January 1, 1999, the current pool participants and percentages of participation are State Auto Mutual (49%), State Auto P&C (37%), Milbank (10%), Midwest Security (1%), and Farmers Casualty (3%). See "Pooling Arrangement" in the "Narrative Description of Business."

         Pursuant to the Amended and Restated Management Agreement dated April 1, 1994 (the "Amended and Restated Management Agreement"), the Midwest Management Agreement (defined below), and the Farmers Casualty Management Agreement (defined below), State Auto P&C provides executive management services for all of its insurance affiliates and for Mutual and its insurer subsidiary, Midwest Security. Mutual provides non-executive employees and facilities for such entities. See "Management Agreement" in the "Narrative Description of Business."

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         See Note 14 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" regarding the company's reportable segments. Additional information regarding the Company's segments is provided in the "Narrative Description of Business."

(c) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, National's premium receivable collections effort, the Year 2000 discussion, the statements relating to the new insurer to be created, State Auto Insurance Company, the legislative and regulatory environment and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes, judicial and regulatory decisions, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, and regulatory or governmental systems breakdowns.

(d)      NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY INSURANCE

POOLING ARRANGEMENT

         Since January 1987, State Auto P&C and Mutual have participated in an intercompany pooling arrangement. Under the terms of the pooling arrangement, State Auto P&C ceded all of its insurance business to Mutual. All of Mutual's property and casualty insurance business was also included in the pooled business. Mutual then ceded a percentage of the pooled business to State Auto P&C and retained the balance. From January 1987 through December 31, 1991, State Auto P&C assumed 20% of the pooled business. Effective January 1, 1992, State Auto P&C increased its percentage of the pool to 30%. Effective January 1, 1995, the pooling arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the participation percentages were amended as follows: Mutual 55%, State Auto P&C 35% and Milbank 10%. Effective January 1, 1998, Midwest Security was added to the pooling arrangement pursuant to an Amended and Restated Reinsurance Pooling Agreement dated January 1, 1998 (the "98 Pooling Agreement") which agreement also amended the participation percentages as follows: Mutual 52%, State Auto P&C 37%, Milbank 10%, and Midwest Security 1%. With the addition of Farmers Casualty to the State Auto Group, it was added to the pooling arrangement pursuant to a Reinsurance Pooling Agreement, Amended and Restated as of January 1, 1999 (the "99 Pooling Agreement"). Concurrently, with the inclusion of Farmers Casualty, the pooling percentages were also amended as follows: Mutual 49%, State Auto P&C 37%, Milbank 10%, Midwest 1% and Farmers Casualty 3%.

         The pooling percentages are reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. Future adjustments in the pooling percentages are expected to be based on the performance of the insurance operations of Mutual, State Auto P&C, Milbank, Farmers Casualty and Midwest Security, the growth in direct premiums written of each company as it relates to the pooling percentages, the combined ratio of the pooled business and the net premiums written of the pooled business in relation to the statutory capital and surplus of Mutual, State Auto P&C, Milbank, Farmers Casualty and Midwest Security, respectively, among other factors. Management of each of the Pooled Companies makes recommendations to a four-member coordinating committee consisting of two members of Mutual's Board of Directors and two members of State Auto Financial's Board of Directors. The coordinating committee reviews and evaluates various factors relevant to the pooling percentages and recommends any appropriate pooling change to the Boards of both Mutual and State Auto Financial. See "Management Agreement" in the "Narrative Description of Business." The pooling arrangement is terminable by any party on 90 days notice or by mutual agreement of the parties. Neither Mutual, State Auto P&C, Milbank, Farmers Casualty nor Midwest Security currently intends to terminate the pooling arrangement.

         The pooling arrangement is designed to produce more uniform and stable underwriting results for each of the Pooled Companies than any one company would experience individually, by spreading the risk among each of the participants. Under the terms of the pooling arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies on the basis of their participation in the pool. One effect of the pooling arrangement is to give State Auto P&C, Mutual, Milbank, Farmers Casualty and Midwest Security an identical mix of property and casualty insurance business on a net basis.

         The terms of the pooling arrangement were amended in December 1993 to clarify that certain liabilities created by FASB 106 (post-retirement health care benefits liability) and FASB 112 (post employment benefits liability) which did not exist when the pooling arrangement was initiated are to be carried by Mutual and not pooled except for those liabilities associated with the transfer of certain executives to State Auto P&C. See "Management Agreement" in the "Narrative Description of Business."

         The '99 Pooling Agreement contains a provision which excludes from the scope of the pooling arrangement catastrophic loss claims and loss adjustment expenses incurred by State Auto P&C, Mutual, Milbank, National, Midwest Security, Farmers Casualty and Mid-Plains in the amount of $100.0 million in excess of $120.0 million but less than $220.0 million and the premium for such exposures. State Auto P&C has become the reinsurer for each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. See "Reinsurance" in the "Narrative Description of Business."

MANAGEMENT AGREEMENT

         The Company operates and manages its business in conjunction with Mutual under a management agreement which was restructured pursuant to an Amended and Restated Management Agreement effective April 1, 1994. Under this agreement, State Auto P&C provides executive management services for Mutual, Milbank, and National, overseeing the insurance operations of these companies. State Auto P&C does not provide investment management services because these services are provided by Stateco. See "Investment Management Services" in the "Narrative Description of Business." A management fee is paid by Mutual, Milbank, and National for the services provided by State Auto P&C equal to 2% of the five year average of annual statutory statement "surplus as regards policyholders", less valuations for managed subsidiaries, of each managed company. The Amended and Restated Management Agreement also imposes a performance standard which could result in State Auto P&C not being entitled to the fee for a particular quarter if a managed company's performance does not meet the standard incorporated in the agreement. Management believes that the amount of the management fee charged is fair and reasonable. In 1998, the managed companies paid a management fee of $6.0 million to State Auto P&C.

         In addition to the above-described Amended and Restated Management Agreement, State Auto P&C and Mutual entered into a Management Agreement with Midwest Security effective as of January 1, 1997 (the "Midwest Management Agreement") and with Farmers Casualty and Mid-Plains effective as of January 1, 1999, (the "Farmers Casualty Management Agreement"). Mutual is providing clerical and non-executive employees to Midwest Security, Farmers Casualty and Mid-Plains. Under the Midwest Management Agreement, the Company provides executive management services to Midwest Security in return for a management fee. Under this agreement, the Company's management fee is based on direct written premium of Midwest Security. The fee set for 1998 was 0.75% of direct written premium of Midwest Security and it includes a performance standard, as well. In 1998, Midwest Security paid a management fee of $158,000 to State Auto P&C. Under the Farmers Casualty Management Agreement, specific services are assigned to State Auto P&C by resolution of the Boards of Farmers Casualty and Mid-Plains. The fee due is dependent on the scope of the services assigned but it is capped at 0.75% of direct written premium.

         Under the Amended and Restated Management Agreement, Mutual provides the Company with the facilities, clerical personnel and other non-executive employees necessary to run its day-to-day operations. All costs incurred by Mutual with respect to underwriting expenses and loss expenses incurred on behalf of Mutual, State Auto P&C, Milbank, Midwest Security, and from January 1, 1999 forward, Farmers Casualty, continue to be shared pro rata among Mutual, State Auto P&C, Milbank, Midwest Security and Farmers Casualty through the 99 Pooling Agreement. "See Pooling Arrangement" in the "Narrative Description of Business." For companies not participating in the 99 Pooling Agreement, e.g., National and Mid-Plains, expenses directly attributable to a particular company continue to be charged to that company and expenses of personnel who are not dedicated entirely to work for a particular company are allocated among the companies based on an estimate of time devoted by such personnel to each company for which services are rendered. Mutual also charges rent to each company which has dedicated space within Mutual's facilities (currently National and Stateco).

         The Amended and Restated Management Agreement, the Midwest Management Agreement, and the Farmers Casualty Management Agreement set forth procedures for potential conflicts of interest. Generally, business opportunities presented to the common officers of the companies, other than business opportunities that meet certain criteria, must be presented to a four-member coordinating committee consisting of two directors of Mutual, who represent the interests of Mutual and its subsidiary, and two directors of the Company, who represent the interests of State Auto Financial and its subsidiaries. This committee reviews and evaluates the business opportunity using such factors as it considers relevant. Based upon such review and evaluation, this committee then makes recommendations to the respective boards of directors as to whether or not such business opportunity should be pursued and if so, by which company. The Boards of Directors of Mutual, State Auto Financial and, when appropriate, a subsidiary, must then act on the recommendation of the committee after considering all other factors they deem relevant.

         The Amended and Restated Management Agreement has a ten year term ending March 31, 2004, and automatically renews for an additional ten year term unless any of the managed companies terminates its participation, or the manager, State Auto P&C, terminates the agreement upon not less than two years advance written notice of non-renewal. The Midwest Management Agreement also has a ten year term ending December 31, 2006 and automatically renews for an additional ten year term unless sooner terminated in accordance with its provisions. The Farmers Casualty Management Agreement has a 10-year term expiring on December 31, 2008 with an automatic renewal provision unless sooner terminated in accordance with its terms. The Amended and Restated Management Agreement may also be terminated by any of the managed companies upon events constituting a change of control or potential change of control (as defined in the Amended and Restated Management Agreement) of the Company, upon agreement between a managed company and State Auto P&C and, the agreement is terminated automatically with respect to a party if it is subject to insolvency proceedings. Milbank may terminate its participation in the Amended and Restated Management Agreement upon 120 days notice. If the Amended and Restated Management Agreement is terminated for any reason, the Company would have to locate facilities, personnel and management to continue its operations.

STANDARD INSURANCE SEGMENT

         The Company's share of the business written by the Pooled Companies (i.e., State Auto P&C and Milbank) constitutes the Company's standard insurance segment. This includes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation, liability, fire and other lines of business. Independent insurance agencies constitute the Company's sales force for both the standard insurance products and the non-standard insurance products. Footnote 14 in the Company's Consolidated Financial Statements included herewith sets forth the amount of the Company's net earned premiums by line of insurance for both standard lines and nonstandard lines.

         As mentioned above, the insurance business of Mutual, State Auto P&C, Milbank, Midwest Security and as of January 1, 1999, Farmers Casualty is combined through the pooling arrangement. This pooling arrangement effectively gives each of the Pooled Companies an identical mix of personal and commercial business as written by all five insurers. The Pooled Companies products' sales are predominantly personal lines. As part of their effort to increase the volume of commercial lines business, commercial lines were introduced in Wisconsin in the second quarter of 1998 and work has begun to make commercial lines available in Kansas during the second quarter of 1999 and in Iowa during the first quarter of 2000.

         The insurance business of National, with the exception of amounts reinsured with Mutual, is not included in the pooling arrangement and, therefore, remains 100% in the Company. As of January 1, 1999, the same is true for business written by Mid-Plains. See "Pooling Arrangement" in the "Narrative Description of Business." Both National's and Mid-Plains' products are personal lines auto insurance products written for non-standard risks, with less restrictive underwriting criteria and higher rates than those applicable to standard risks.

         The Company uses computer-based underwriting procedures for its personal lines business. Under such procedures, applications for such business may be accepted or rejected based upon established underwriting guidelines. Applications that do not meet guidelines for automated acceptance are referred to personal lines specialists who review the applications and assess exposure. During the underwriting process, risks are also reviewed to determine whether or not they are acceptable as submitted by the independent agents as preferred, standard or non-standard risks. Personal lines specialists continue to have significant responsibility for encouraging the Company's agency force to sell its personal lines products.

         The following table sets forth the statutory loss ratios by line of insurance and the combined ratios for the standard insurance segment of the Company's business, prepared in accordance with accounting practices prescribed or permitted by state insurance authorities, for the periods indicated. The loss ratio is the ratio of incurred losses and associated expenses to net earned premiums ("loss ratio"). The combined ratio is a traditional measure of underwriting profitability. The combined ratio is the sum of (a) the loss ratio; and (b) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses, to net written premium ("expense ratio"). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income or federal income taxes. The Company's operating income depends on income from underwriting operations, investments and management fees.

                                                                            Year Ended December 31(1)
                                                                   ------------------------------------------
                                                                   1998               1997               1996
                                                                   ----               ----               ----
           Loss ratios:
                Automobile.................................        65.7%              63.3%             68.6%
                Homeowners and Farmowners..................        86.0%              71.6%            102.1%
                Commercial multi-peril.....................        57.1%              72.8%             70.5%
                Workers' compensation......................        51.1%              64.2%             44.9%
                Fire and allied lines......................        81.8%              59.3%             76.8%
                Other commercial liability.................        61.2%              64.9%             60.6%
                Other personal lines.......................        32.3%              34.6%             35.2%
                Other commercial lines.....................        20.0%              16.8%             11.1%
                                                                  ------             ------            ------
           Total loss ratio................................        67.9%              64.2%             72.4%
           Expense ratio...................................        29.8%              29.5%             27.8%
                                                                  ------             ------            ------
           Combined ratio..................................        97.7%              93.7%            100.2%
                                                                  ======             ======            ======

------------------
(1) This reflects a combination of the loss ratios of State Auto P&C and Milbank, after giving effect to reinsurance and the 98 Pooling Agreement.
------------------

NON-STANDARD INSURANCE SEGMENT

         In October 1991, State Auto Financial formed National to write personal automobile insurance for nonstandard risks. National began writing insurance in Ohio in February 1992. It expanded into West Virginia in October 1993, Tennessee and Mississippi in August 1994 and Kentucky in March 1995. National entered Arkansas and Georgia in December 1996, Minnesota in February 1997 and Alabama,

Illinois and Missouri in December 1997. It most recently expanded operations into Indiana, Pennsylvania, Utah and Wisconsin in December 1998. National is currently licensed in 21 states altogether, with plans to begin operations in Maryland and South Carolina within the first six months of 1999, with South Dakota to follow in the second half of 1999. National is seeking a certificate of authority in one additional state at this time. In addition to National, as of January 1, 1999, the Company writes nonstandard auto insurance through Mid-Plains. Mid-Plains operates in Kansas and Iowa. The Company currently does not contemplate combining the operations of Mid-Plains and National. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because insureds have poor loss experience or a history of late payments of premium. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

         The following Table sets forth the statutory loss ratios and combined ratios of National, which is engaged in the nonstandard segment of the business.

                                                                        Year Ended December 31
                                                                   ---------------------------------
                                                                   1998           1997          1996
                                                                   ----           ----          ----
               Loss Ratio
                 Automobile.................................       75.0%          79.8%         78.2%
               Expense Ratio................................       25.0%          20.6%         18.3%
                                                                  -----          -----         -----
               Combined Ratio...............................      100.0%         100.4%         96.5%
                                                                  =====          =====         =====

MARKETING

         In its 26 states of operation, the State Auto Group markets its products through approximately 12,500 insurance agents associated with approximately 2,200 independent insurance agencies. State Auto Financial's acquisition of Farmers Casualty gave the Company the opportunity to enter its 25th and 26th states of operation effective January 1, 1999 adding approximately 200 agencies and 1,200 agents to market its products. Farmers Casualty markets personal lines only; the Company will introduce commercial lines to Farmers Casualty's product offerings in both states as soon as practicable.

         None of the company's in the State Auto Group has any contracts with managing general agencies.

         State Auto National markets non-standard products exclusively through the Company's network of independent agents. As noted above, State Auto National is licensed in 21 states and operated in 15 states in 1998. Four of those were added in 1998. Three more are expected to be added in 1999. Mid-Plains markets nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers Casualty in those states. See "Non-Standard Automobile Insurance" in the "Narrative Description of Business."

         Because independent insurance agents significantly influence which insurance company their customers select, management views the Company's independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships. Examples include regular travel by senior management and branch office staff to meet with agents, in person, in their home states and as discussed below, training opportunities, an agent stock purchase plan and an agent stock option plan.

         The Company actively helps its agencies develop professional sales skills within their staff. The training programs include both products and sales training in concentrated programs in the Company's home office. Further, the training programs include disciplined follow-up and coaching for an extended time.

         The Company takes a leadership role in the insurance industry with respect to agency automation, promoting single entry multi-company interface using industry standards, especially through software developed and marketed by S.I.S. (SEMCI Partner(R)). Since agents and their customers realize better service and efficiencies through automation, they value their relationship with the Company and it makes the Company attractive to new agency appointments.

         The Company shares the cost of approved advertising with selected agencies. The Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, the Company recognizes its very top agencies as Inner Circle Agents; rewarding them with additional trip and financial incentives including additional profit sharing bonus and additions to the agent's contributions to their Inner Circle Agent Stock Purchase Plan, which is part of the Agent Stock Purchase Plan described below.

         To strengthen agency commitment to producing profitable business and further develop its agency relationships, the Company's Agent Stock Purchase Plan offers its agents the opportunity to use commission income to purchase the Company's stock. The Company's transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a broker. As of year-end 1998, 366 agencies participated in this agent stock purchase plan.

         In addition to the Agent Stock Purchase Plan, the Company has created an Agent Stock Option Plan incentive for a select group of agencies which represent the Company. If an agent/agency meets specific production requirements over a five year period, that agent/agency qualifies to earn State Auto Financial stock options granted at the market price on the day these performance based options are earned. The options vest only upon meeting additional sales and profitability targets. Options granted and vested under this program have a 10-year term.

         Under the Company's agency agreements with its independent insurance agencies, each agent the Company licenses is authorized to sell and bind coverage in accordance with established procedures. They are also authorized to collect and remit premiums. The authority of agents to bind an insurance company is common practice in the property and casualty insurance industry. The Company controls risk by its right to terminate coverage on a policy bound by the agent. In addition, the Company does not grant binding authority for risks it considers to present a greater than normal exposure to loss. Each agency receives a percentage of direct premiums written as a commission. As bonus compensation, the agency receives a share of the underwriting profits generated by their policies. This is subject to certain qualifying conditions as set forth in the agency agreement.

         The Company receives premiums on products marketed in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 1998, the seven states that contributed the greatest percentage of direct premiums written to the State Auto Group were Ohio (22.3%), Kentucky (10.6%), Tennessee (7.6%), South Carolina (5.8%), North Carolina (5.5%), Maryland (5.1%) and Minnesota (4.8%).

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

         The Company attempts to minimize claims costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service. The Company's in-house trial counsel operation created in Cleveland, Ohio in 1993 to represent insureds in third party claim litigation has achieved its objectives of reducing the cost of defending claims. A fourth attorney was added to the Cleveland Office in 1998. Presently, the Company also has a two lawyer in-house trial counsel's office in Baltimore, Maryland. It has no immediate plans to add in-house trial counsel in any other territories where it operates.

         The third party proprietary software installed in 1996 to assist claims adjusters in evaluating bodily injury claims, except for the most severe injury cases, continues to be a valuable tool in assisting adjusters in negotiating bodily injury settlements more effectively. In addition, in 1998, the Company put into place two measures that it expects will have a positive impact on claims expenses. It signed a contract with a vendor to create a glass network through which economies and efficiencies have been brought to bear in settling glass claims. It has also begun to centralize the handling of smaller, less complicated claims through a Central Claims Department ("CCD") created in the Company's home office. It expects that the CCD will be able to handle these smaller claims more efficiently, reducing loss expenses.

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

         Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the pooling arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 1998, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

         The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 1998:

                                                                                   Year Ended December 31
                                                                        --------------------------------------------
                                                                            1998            1997            1996
                                                                        ------------    ------------    ------------
                                                                                      (in thousands)
     Reserve for losses and loss expenses
          at beginning of year(1).................................          $194,155        $199,480        $206,327
                                                                        ------------    ------------    ------------
     Provision for losses and loss
          expenses occurring:
               Current year.......................................           255,885         225,666         246,886
               Prior years(2).....................................           (13,591)        (17,432)        (26,852)
                                                                        ------------    ------------    ------------
                  Total                                                      242,294         208,234         220,034
                                                                        ------------    ------------    ------------
     Loss and loss expense payments
          for claims occurring during:
               Current year.......................................           157,988         134,890         148,095
               Prior years........................................            86,671          78,669          78,786
                                                                        ------------    ------------    ------------
                  Total...........................................           244,659         213,559         226,881
                                                                        ------------    ------------    ------------
     Impact of pooling change 1/1/98..............................            13,244               -               -
                                                                        ============    ============    ============

     Reserve for losses and loss expenses at end of year(1).......          $205,034        $194,155        $199,480
                                                                        ============    ============    ============

---------------

(1) This line item is net of reinsurance receivable on losses and loss expenses payable of approximately $13,667,000, $12,095,000 and $12,129,000 for the years 1998, 1997 and 1996, respectively.

(2) This line item shows redundancies in the provision for losses and loss expenses attributable to prior years in the amounts of approximately $13,591,000, $17,432,000 and $26,852,000 for the years 1998, 1997 and
         1996, respectively. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to lower inflation. This along with fundamental improvements primarily in the auto liability line of business resulted in incurred losses and loss expenses developing favorably.
---------------

         The following table sets forth the development of reserves for losses and loss expenses from 1988 through 1998 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

         The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

         The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 1998, the Company had paid 87.4% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1989.

         The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1988 reserve has developed a $3,233,000 redundancy over ten years. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

         In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1991, but incurred in 1988, will be included in the cumulative redundancy amount for years 1988, 1989 and 1990. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         Effective, January 1, 1992, the pooling percentage was changed whereby State Auto P&C increased its share in the pooled losses and loss expenses from 20% to 30%. This increase is reflected in the 1992 column. Effective January 1, 1995, the pooling percentage was again changed adding Milbank to the pool and increasing State Auto P&C's share in the pooled losses and loss expenses from 30% to 35%. This increase is reflected in the 1995 column. An amount of assets equal to the increase in net liabilities was transferred to State Auto P&C and Milbank from Mutual in 1992, 1995 and in 1998 from Mutual and Midwest Security in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1992 and 1995 has been netted against and has reduced the cumulative amounts paid for years prior to 1992 for the January 1, 1992 pooling change and for years prior to 1995 for the January 1, 1995 pooling change and for years prior to 1998 for the January 1, 1998 pooling change.

                         [See table on following page.]

                                                                                    State Auto Financial Corp.
                                                                                     Years Ended December 31

                                                        ----------------------------------------------------------------------------
                                                           1988            1989            1990            1991            1992

                                                                                      (Dollars in Thousands)

Net liability for losses
  and loss expenses payable                             $  51,142         $58,203         $65,464         $71,139       $119,044

Paid (cumulative)
  as of:
   One year later                                            47.7%           48.1%           43.3%           12.2%          41.3%
   Two years later                                           65.7%           68.8%           46.1%           43.0%          60.9%
   Three years later                                         76.0%           70.9%           62.9%           58.7%          60.6%
   Four years later                                          76.1%           79.9%           71.8%           58.4%          68.0%
   Five years later                                          80.8%           84.4%           72.1%           63.9%          71.9%
   Six years later                                           83.0%           83.3%           75.5%           67.5%          73.2%
   Seven years later                                         82.0%           86.0%           77.8%           68.6%
   Eight years later                                         84.1%           87.7%           77.9%
   Nine years later                                          85.6%           87.4%
   Ten years later                                           85.4%


Net liability re-estimate
  as of:
   One year later                                            93.7%           98.0%           95.4%           91.2%          92.7%
   Two years later                                           91.6%           97.4%           92.1%           87.2%          90.5%
   Three years later                                         91.3%           95.9%           89.7%           85.4%          87.6%
   Four years later                                          90.4%           95.4%           88.1%           84.5%          85.6%
   Five years later                                          90.6%           95.0%           89.7%           82.3%          87.3%
   Six years later                                           89.9%           96.1%           88.4%           86.7%          84.5%
   Seven years later                                         92.0%           95.5%           93.2%           83.1%
   Eight years later                                         91.7%          100.1%           89.5%
   Nine years later                                          95.3%           97.2%
   Ten years later                                           93.7%

Cumulative redundancy (deficiency)                      $   3,233         $ 1,639         $ 6,843         $12,004       $ 18,443

Cumulative redundancy (deficiency)                            6.3%            2.8%           10.5%           16.9%          15.5%

Gross* liability - end of year
Reinsurance receivable
Net liability - end of year

Gross liability re-estimated - latest
Reinsurance receivable re-estimated - latest
Net liability re-estimated - latest


* Gross liability includes: Direct & assumed losses & loss expenses payable.




                                                                                    State Auto Financial Corp.
                                                                                     Years Ended December 31
                                             ---------------------------------------------------------------------------------------
                                                    1993            1994            1995         1996           1997         1998



Net liability for losses
  and loss expenses payable                       $123,337        $126,743        $206,327     $199,480       $194,155      $205,034

Paid (cumulative)
  as of:
   One year later                                     42.2%            1.5%           38.2%        39.4%          37.8%           --
   Two years later                                    41.3%           29.1%           55.4%        56.7%
   Three years later                                  55.6%           44.5%           64.6%
   Four years later                                   64.5%           52.4%
   Five years later                                   68.2%
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later


Net liability re-estimate
  as of:
   One year later                                     93.7%           87.4%           87.0%        91.3%          93.0%           --
   Two years later                                    90.0%           77.1%           86.4%        87.3%
   Three years later                                  85.0%           77.0%           83.2%
   Four years later                                   86.3%           72.9%
   Five years later                                   82.8%
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Cumulative redundancy (deficiency)                $ 21,233         $34,403         $34,570      $25,343        $13,591            --

Cumulative redundancy (deficiency)                    17.2%           27.1%           16.8%        12.7%           7.0%           --

Gross* liability - end of year                                                                                $206,250      $218,701
Reinsurance receivable                                                                                         $12,095       $13,667
Net liability - end of year                                                                                   $194,155      $205,034

Gross liability re-estimated - latest                                                                             93.5%
Reinsurance receivable re-estimated - latest                                                                     101.9%
Net liability re-estimated - latest                                                                               93.0%


* Gross liability includes: Direct & assumed losses & loss expenses payable.


         The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

                                                               1998             1997             1996
                                                           -------------    --------------   --------------
                                                                           (in thousands)
       GAAP losses and loss
            expenses payable                                   $218,701          $206,250         $211,611
       Less: ceded reinsurance receivable
            on losses and loss expenses payable                  13,667            12,095           12,129
       Add: salvage and subrogation
            recoverable                                          12,817            10,870           10,612
                                                           -------------    --------------   --------------
       STAT losses and loss
            expenses payable                                   $217,851          $205,025         $210,094
                                                           =============    ==============   ==============

REINSURANCE

         The Company, Mutual and Midwest Security follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Effective January 1, 1999, reinsurance premiums and reimbursements are allocated among State Auto P&C, Milbank, Mutual, Midwest Security, and Farmers Casualty according to their relative pooling percentages. National and Mid-Plains do not directly participate in the pooling arrangement. Although reinsurance does not legally discharge State Auto P&C, Mutual, National, Milbank, Midwest Security, Farmers Casualty, or Mid-Plains from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded.

         Each member of the State Auto Group has separate working reinsurance treaties for property and casualty lines with several reinsurers arranged through a reinsurance broker. Under the property excess of loss treaty, each member of the State Auto Group is responsible for the first $2.0 million of each defined loss and the reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of such defined loss, depending upon the nature of the injury or damage. The rates for this reinsurance are negotiated annually.

         The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 100% of the loss excess of $2.0 million and up to $5.0 million. Also, certain unusual claim situations involving bodily injury liability, property damage liability, uninsured motorist, personal injury protection and workers' compensation insurance are covered by an arrangement which provides for $10.0 million of coverage above a $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement.

         In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverages. Included are umbrella liability losses which are reinsured up to a limit of $15.0 million above a maximum $600,000 retention. The State Auto Group also makes use of the facultative market for unique risk situations and participates in involuntary pools and associations in certain states.

         Catastrophe reinsurance has been arranged for property business, including automobile physical damage. Effective July 1, 1998, the Company and Mutual renewed, without change, both the traditional and structured financing pieces of their catastrophe reinsurance program, originally placed in July 1996. Each of State Auto P&C, Mutual, Milbank, Midwest Security, National, Farmers Casualty and Mid-Plains retain the first $40.0 million of each occurrence.

         $80.0 million of traditional reinsurance is available above the $40.0 million retention with a co-participation of 5%. In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, State Auto Financial has continued its structured contingent financing transaction with Chase Manhattan Bank ("Chase") to provide up to $100.0 million to be used to cover such catastrophe losses. Under this arrangement, in the event of such a loss, State Auto Financial would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders (the "Lenders"). State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, National and Farmers Casualty and Mid-Plains pursuant to a Catastrophe Assumption Agreement in the amount of $100.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. State Auto Financial is obligated to repay SPC (which will repay the Lenders) by redeeming the preferred shares over a six-year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling arrangement as well by virtue of the `99 Pooling Agreement. See "Pooling Arrangement" in the "Narrative Description of Business." In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding. This Chase contingent financing transaction originally could be extended only through July 1, 1999. The Company is currently studying catastrophe reinsurance alternatives which include non-traditional programs similar to the one currently in place.

         National has entered into a reinsurance agreement with Mutual. Pursuant to the agreement, on an excess of loss basis, Mutual assumes all liability losses in excess of National's $50,000 retention; on a quota share basis, Mutual assumes 20% of all liability losses - and premiums - within National's $50,000 retention. The excess of loss coverage is intended to insulate National from shock losses while the quota share arrangement is intended to slow the drain on statutory surplus which can normally be expected with a rapid increase in premium writings. Changes to this program that are being contemplated for 1999 include reducing the 20% quota share on liability coverages to 10% and extending a 2% quota share to the physical damage coverages.

REGULATION

         The Company. Most states have enacted legislation that regulates insurance holding company systems. Ohio, the domiciliary state of Mutual and National, has adopted legislation regulating the activities of those companies. South Carolina has adopted legislation regulating the activities of State Auto P&C as the South Carolina domiciled member of the holding company system, as have South Dakota, and Wisconsin which are the domiciliary regulators of Milbank, Midwest Security, respectively, and Iowa which regulates Farmers Casualty and Mid-Plains. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Mutual, State Auto P&C, National, Milbank, Midwest Security, Farmers Casualty and Mid-Plains at any time, require disclosure of material transactions involving insurer members of the holding company system and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends from State Auto P&C, National, Milbank and Farmers Casualty to State Auto Financial. Pursuant to these laws, all transactions within the holding company system affecting Mutual, State Auto P&C, National, Milbank, Midwest Security, Farmers Casualty or Mid-Plains must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer.

         South Carolina insurance law provides that no person may acquire direct or indirect control of State Auto P&C unless that person has obtained the prior written approval of the Chief Insurance Commissioner of South Carolina for such acquisition. Ohio has similar statutory provisions in place which would be applicable to National, as does South Dakota for Milbank, Wisconsin for Midwest Security and Iowa for Farmers Casualty and Mid-Plains.

         In addition to being regulated by the insurance department of its state of domicile, each insurance company is subject to supervision and regulation in the states in which it transacts business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies' underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the State Auto companies to earn a profit on their underwriting operations.

         Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time.

         There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.

         Dividends. State Auto P&C, National, Milbank and Farmers Casualty are subject to regulations and restrictions under which payment of non-extraordinary dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities.

         State Auto Financial's insurer subsidiaries are permitted to pay dividends without prior approval from their respective domiciliary insurance departments unless the dividend is an "extraordinary dividend." While the statutes affecting each insurer subsidiary of State Auto Financial have different words, there is a common thread that runs through each state's statute regulating extraordinary dividends. That thread is the basic definition of an extraordinary dividend which is the greater of 10% of the insurer's surplus or net income. In three states, Ohio, South Dakota and Iowa, there is excluded from the net income of the insurer a distribution of the insurers own securities. In South Carolina, net realized capital gains and losses are excluded from the calculation of annual net income. In South Dakota, annual net income excludes net realized capital gains that exceed 20% of net unrealized capital gains.

         The laws of South Carolina, Iowa and Ohio also require advance notice of payment of an ordinary dividend. In addition, by acting within a statutory time frame, the insurance commissioner in each state has the authority to limit ordinary dividends if an insurer's surplus as regards policyholders is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs.

         Pursuant to these rules, a total of $21.9 million is available for payment to State Auto Financial as a dividend from State Auto P&C, National, Milbank and Farmers Casualty during 1999 without prior approval from the South Carolina, Ohio, South Dakota and Iowa Insurance Departments, respectively, under current law.

         Rate and Related Regulation. The Company is not aware of any adverse legislation or regulation that has been adopted by any state where the Company did business during 1998 which would present material obstacles to the Company's overall business.

         In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers' operations, the NAIC has tested insurer's risk-based capital requirements since 1994. Each insurer affiliated with the Company as of December 31, 1998 exceeded all standards tested by the formula applying risk-based capital requirements as of year-end 1998.

         The property and casualty insurance industry is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant's rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer's profitability. They also create pressure on rates charged for coverages adversely affected and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer.

INVESTMENTS

         The Company's investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company's investment portfolio is managed separately from that of Mutual and its affiliates and investment results are not shared by each of the Pooled Companies through the pooling arrangement. The investment management services on behalf of the Company and Mutual and its subsidiaries are performed by Stateco, although investment policies to be implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors. See "Investment Management Services" in the "Narrative Description of Business."

         The Company's decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company's liquidity requirements at any given time; and
(f) the Company's current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The Company has investment policy guidelines with respect to purchasing fixed income investments which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 2.0% of assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. (See discussion regarding Market Risk included in Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

          Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. Consequently, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregates a portion of its fixed maturity investments for the purpose of providing greater flexibility in the investment portfolio. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held-to-maturity and carried at amortized cost. Fixed maturities that may be sold, thereby providing the Company the flexibility noted above, are categorized as available-for-sale and are carried at fair value. Fixed maturities available-for-sale totaled $481.8 million, and $421.0 million at December 31, 1998 and 1997, respectively.

         During 1997, the Company began a program to build on the equity portfolio to enhance growth of surplus over the long term. At December 31, 1998 and 1997, respectively, the equity portfolio totaled $42.2 million and $26.1 million.

         The table below provides information about the quality of the Company's fixed maturity portfolio

                                       Bond Portfolio Quality

                           Investment Grade Corporates
                              and Municipals                         73.2%

                           U.S. Governments                          17.7%

                           U.S. Government Agencies                   9.1%

         The following table sets forth the Company's investment results for the periods indicated:

                                                                    Year Ended December 31
                                                       --------------------------------------------------
                                                          1998                1997                1996
                                                          ----                ----                ----
                                                                    (Dollars in thousands)
              Average invested assets (1)                $571,152            $519,298           $488,528
              Net investment income (2)                   $32,506             $31,107            $29,863
              Average yield                                  5.7%                6.0%               6.1%

--------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities at amortized cost, equity securities at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

--------------

INVESTMENT MANAGEMENT SERVICES

         Stateco has been providing investment management services since April 1993. These services are provided to all insurance companies affiliated with the Company or Mutual, including Mutual, Midwest Security, State Auto P&C, Milbank, National, Farmers Casualty and Mid-Plains. Stateco has entered into an Investment Management Agreement with each of these entities, pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate.

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

INSURANCE SOFTWARE BUSINESS

         S.I.S. is developing and selling software used by insurance companies and agencies to allow more efficient and effective electronic management and communication of policyholder data from insurers to agents (download) and from agents to insurers (upload). S.I.S.' principal product, SEMCI Partner(R), is an alternative to significantly more costly agency management systems. SEMCI Partner(R), S.I.S. believes will be attractive to a substantial segment of independent insurance agencies. While S.I.S.' principal customer from a revenue standpoint is Mutual, it has sold and continues to sell SEMCI Partner(R) directly to agents, including agents who do not represent the State Auto Group. S.I.S.' revenue from SEMCI Partner(R) and other S.I.S. software sales is not material to the Company at this time.

PROPERTY LEASING BUSINESS

         As noted above, the Company formed 518 PML, an Ohio limited liability company in December 1997. The initial members of 518 PML are Stateco and State Auto P&C. Stateco contributed $7.0 million in cash and a parcel of real property located in Goodlettsville, Tennessee, while State Auto P&C contributed real property located in Greer, South Carolina. 518 PML is constructing an office building on the real estate in Goodlettsville, which it expects to lease to Mutual commencing in the summer of 1999 for Mutual's Nashville Regional Office facility. 518 PML has leased the Greer property to Mutual to use as its Southern Regional Office facility. Revenue from 518 PML is not material to the Company at this time.

YEAR 2000

         See discussion included in Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         The property and casualty insurance industry is highly competitive. Price competition has been very intense during recent years. This was particularly true in regards to commercial lines in 1998. In addition, over the course of the year there was evidence of rate reduction activity primarily by non-standard and "national" carriers and active marketing efforts with respect to personal lines auto insurance. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See "Marketing" in the "Narrative Description of Business." The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

EMPLOYEES

         As of March 5, 1999, the Company had 48 employees. See "Management Agreement." All of the other personnel providing services to State Auto Financial and its subsidiaries are employed by Mutual and made available under the terms of the Amended and Restated Management Agreement. See "Management Agreement" in the "Narrative Description of Business." At December 31, 1998, Mutual had approximately 1,230 full-time permanent employees. Employees of the Company and of Mutual are not covered by any collective bargaining agreement. Management of Mutual and of the Company consider their relationship with the employees to be excellent.

                                                                                                        Page 21

EXECUTIVE OFFICERS OF THE REGISTRANT

 Name of Executive Officer and                     Principal Occupation(s)               An Executive Officer
 Position(s) with Company (1)       Age           During the Past Five Years           of the Company Since (2)
------------------------------     -----          --------------------------           ------------------------
  Robert L. Bailey,                  65     Chairman  of the  Board of STFC, 3/93 to              1991
      Chairman of the Board                 present; Chief Executive Officer of
      and Chief Executive Officer           STFC, 5/91 to present; President of
                                            STFC, 5/91 to 5/96; Chairman of the
                                            Board of Mutual, 3/93 to present; Chief
                                            Executive Officer of Mutual, 5/89 to
                                            present; President of Mutual, 1983 to
                                            5/96

  Robert H. Moone,                   55     President and Chief Operating Officer                 1991
      President and                         of STFC, 5/96 to present; Executive
      Chief Operating Officer               Vice President, 11/93 to 5/96 and
                                            prior thereto Vice President of STFC;
                                            President and Chief Operating Officer
                                            of Mutual and National, 5/96 to
                                            present; Executive Vice President,
                                            11/93 to 5/96 and prior thereto,
                                            Senior Vice President of Mutual

  Steven J. Johnston,                39     Vice President, Treasurer and Chief                   1994
      Vice President,                       Financial Officer of STFC and Mutual,
      Treasurer and Chief                   4/97 to present; Vice President of
      Financial Officer                     STFC and Mutual, 5/95 to 4/97;
                                            Assistant Vice President of Mutual,
                                            8/92 to 5/95

  John R. Lowther,                   48     Vice President, Secretary and General                 1991
      Vice President, Secretary             Counsel of STFC, 5/91 to present; Vice
      and General Counsel                   President, Secretary and General
                                            Counsel of Mutual, 8/89 to present

  Michael F. Dodd,                   61     Senior Vice President of STFC, 5/91 to                1991
      Senior Vice President                 present; Senior Vice President of
                                            Mutual, 2/89 to present

  Terrence L. Bowshier,              46     Vice President and Comptroller of STFC                1991
      Vice President and                    and Mutual, 5/91 to present
      Comptroller

  James E. Duemey,                   52     Vice President and Investment Officer                 1991
      Vice President  and                   of STFC and Mutual, 5/91 to present
      Investment Officer

  Terrence P. Higerd,                54     Vice President of STFC, 5/91 to                       1991
      Vice President                        present; Vice President of Mutual,
                                            6/87 to present


  Gary L. Huber,                     56     Vice President of STFC, 3/98 to                       1997
      Vice President                        present; Vice President of Mutual, 5/97
                                            to present; Chief Operating Officer
                                            United Fire and Casualty Insurance
                                            Company, Des Moines, Iowa for more
                                            than five years prior to his joining
                                            Mutual

  Noreen W. Johnson,                  50    Vice President of STFC and Mutual, 3/98               1998
      Vice President                        to present; Assistant Vice President
                                            of Mutual, 3/97 to 3/98; employee of
                                            Mutual, 9/92 to 3/97

  Robert A. Lett,                     59    Vice President of STFC 3/98 to                        1994
      Vice President                        present; Vice President of Mutual, 2/88
                                            to present

                                                                                                        Page 22

EXECUTIVE OFFICERS OF THE REGISTRANT

 Name of Executive Officer and                     Principal Occupation(s)               An Executive Officer
 Position(s) with Company (1)       Age           During the Past Five Years           of the Company Since (2)
------------------------------     -----          --------------------------           ------------------------
  John B. Melvin,                    49     Vice President of STFC,  3/98 to                      1994
      Vice President                        present;  Vice  President  of Mutual,
                                            11/93 to present;  and prior thereto an
                                            officer of Mutual

   Cathy B. Miley,(3)                49     Vice  President  of  STFC,  3/98  to                  1995
      Vice President                        present;  Vice President of Mutual, 3/95
                                            to present;  Assistant Vice  President
                                            of Mutual, 8/92 to 3/95

  Richard L. Miley,(3)               45     Vice  President  of  STFC, 3/98  to                   1995
      Vice President                        present;  Vice President of Mutual, 5/95
                                            to present;  Assistant Vice  President
                                            of Mutual, 8/87 to 5/95


(1) Except for Mr. Bailey, each of the executive officers is elected by the respective company's Board of Directors for an indefinite term. Mr. Bailey has executed an employment agreement effective January 1, 1996, which is for a five-year term.

(2) Each of the foregoing executive officers has been designated by the Company's Board of Directors as an officer for purposes of Section 16 of the Securities Exchange Act of 1934.

(3) Richard L. Miley and Cathy B. Miley are husband and wife.

ITEM 2.  PROPERTIES
-------  ----------

         Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the Amended and Restated Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement" in the "Narrative Description of Business." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities which they share through the Amended and Restated Management Agreement. These facilities include a 6,600 square foot branch office in Cleveland, Ohio owned by Mutual, and a 29,000 square foot branch office in Cincinnati, Ohio owned by Mutual. In addition, Mutual currently leases a 22,800 square foot regional office in Nashville, Tennessee pursuant to a 10-year lease. In June 1999, the Company expects an office building being constructed by 518 PML containing 38,000 square feet to be completed and occupied by Mutual as its Nashville Regional Office. Mutual also leases the regional office facility in Greer, South Carolina from 518 PML. Milbank owns an office facility in Milbank, South Dakota where Mutual employees provide services to Milbank agents and policyholders. Midwest Security leases an office facility in Onalaska, Wisconsin where Mutual employees service Midwest Security's agents and policyholders. Farmers Casualty leases an office in West Des Moines, Iowa where Mutual's employees service Farmers Casualty's and Mid-Plains' policyholders and agents. Mutual also leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
         MATTERS
-------  -----------------------------------------------------------------

STOCK TRADING

         Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 12, 1999, there were 910 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

         Initial Public Offering -- June 28, 1991, $2.25. The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:

                            1997                     HIGH              Low          Dividend
                            ----                     ----              ---          --------

                   First Quarter                    $  9.50          $  8.38          $.020
                   Second Quarter                     11.50             8.38           .020
                   Third Quarter                      11.94            10.13           .023
                   Fourth Quarter                   $ 16.13          $ 11.63          $.023

                            1998
                            ----
                   First Quarter                    $ 20.00          $ 14.25          $.023
                   Second Quarter                     19.88            15.13           .023
                   Third Quarter                      16.63            12.25           .025
                   Fourth Quarter                   $ 14.75          $ 11.44          $.025

                  (1)Adjusted for a March 1993 two-for-one, a July 1996 three-for-two common stock split effected in the form of a stock dividend and a July 1998 two-for-one common stock split, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         "Selected Consolidated Financial Data" is as follows:

                                 STATE AUTO FINANCIAL CORPORATION AND
                    SUBSIDIARIES (a majority-owned subsidiary of State
                    Automobile Mutual Insurance Company)

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      ----------------------
                                                                  1998*       1997(1)      1996(1)     1995*(1)       1994(1)
                                                                  -----       -------      -------     --------       -------

STATEMENTS OF INCOME DATA:                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Earned premiums                                              $   356,210      320,050       304,472      296,364      225,297
Net investment income                                        $    32,506       31,107        29,863       28,461       22,189
Management services income                                   $     7,945        7,367         6,774        6,377        5,170
Net realized gains on investments                            $     2,925        3,043         2,788        1,758        1,595
Other income                                                 $     2,473        1,409         1,200          525          147
                                                             ----------------------------------------------------------------
Total revenues                                               $   402,059      362,976       345,097      333,485      254,398
                                                             ----------------------------------------------------------------



Income before federal income taxes                           $    49,605       56,638        34,792       40,953       20,294
                                                             ----------------------------------------------------------------
Net income                                                   $    37,497       40,998        26,407       29,894       15,835
                                                             ----------------------------------------------------------------
Earnings per common share(2)(3):
   Basic                                                     $       .89          .99           .64          .73          .39
                                                             ----------------------------------------------------------------
   Diluted                                                   $       .87          .97           .63          .72          .39
                                                             ----------------------------------------------------------------
Cash dividends per common share(1)                           $       .10          .09           .08          .07          .06
                                                             ----------------------------------------------------------------



BALANCE SHEET DATA AT YEAR END:

Total investments                                            $   579,966      526,363       499,277      479,908      350,639
Total assets                                                 $   709,778      638,823       586,327      566,445      434,636
Total stockholders' equity                                   $   340,824      297,258       247,619      225,763      175,852
Book value per common share(2)                               $      8.11         7.11          5.98         5.48         4.29



STATUTORY RATIOS:

Loss ratio                                                          68.4         65.2          72.7         68.6         75.4
Expense ratio                                                       29.4         28.9          27.3         31.0         28.2
Combined ratio(4)                                                   97.8         94.1         100.0         99.6        103.6
Industry combined ratio(5)                                         105.0        101.6         105.8        106.5        108.5
Ratio of net premiums written to statutory capital and surplus      1.63         1.71          1.91         2.12         1.77


(1) Financial information prior to 1998 has been restated to include the financial position and operations of Milbank
    Insurance Company.
(2) Adjusted for a July 1998 2-for-1 common stock split as well as a July 1996 3-for-2 common stock split effected in the form of a stock dividend.
(3) The earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128.
(4) Derived from combined statutory financial statements on a pooled basis, including State Auto National.
(5) Preliminary industry information for 1998 from A.M. Best Co.

* Reflects change in pooling arrangement, effective January 1, 1998 and January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  -----------------------------------------------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

OVERVIEW

         State Auto Financial Corporation (State Auto Financial), through its principal insurance subsidiaries, State Auto Property and Casualty Insurance Company (State Auto P&C) and Milbank Insurance Company (Milbank), provides personal and commercial insurance for the standard insurance market primarily in the Midwest and eastern United States, excluding New York, New Jersey, and the New England states. Their principal lines of business include personal and commercial auto, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. Another insurance subsidiary of State Auto Financial, State Auto National Insurance Company (National), writes personal automobile insurance for risks in the nonstandard insurance market. State Auto P&C, Milbank and National's products are marketed through independent agents.

         State Auto P&C provides executive management services to oversee the insurance operations of all the State Auto Insurance Companies, which include:
Milbank, National and State Automobile Mutual Insurance Company (Mutual) - a majority shareholder of State Auto Financial - and Mutual's wholly owned subsidiary, Midwest Security Insurance Company (Midwest Security) (Midwest Security was acquired by Mutual effective January 1, 1997) and until June 30, 1997, State Auto Life Insurance Company (State Auto Life was sold by Mutual effective July 1997).

         On July 7, 1998, State Auto Financial completed the exercise of its option, pursuant to the Option Agreement dated August 1993, with Mutual by acquiring the outstanding shares of Milbank. Milbank had been a wholly owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, Milbank is now a wholly owned subsidiary of State Auto Financial. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding capital stock of Milbank. This exchange of Milbank shares for State Auto Financial common shares increased Mutual's ownership of State Auto Financial to approximately 70% of its issued and outstanding shares. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling of interests. The prior years' financial information has been restated to include the financial position and operations of Milbank.

         Stateco Financial Services, Inc. (Stateco), a wholly owned subsidiary of State Auto Financial, provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Milbank and Mutual.

         Strategic Insurance Software, Inc. (S.I.S.), a majority owned subsidiary, develops and sells software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agents. S.I.S. sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

         518 Property Management and Leasing, LLC (518 PML), an Ohio limited liability company, was formed in December 1997 to engage in the business of owning and leasing real and personal property to affiliated companies. On January 1, 1998, State Auto P&C and Stateco became the initial members of 518 PML with State Auto P&C contributing real property and Stateco contributing $7.0 million in cash and real property.

         State Auto Financial, State Auto P&C, Milbank, National, Stateco, S.I.S. and 518 PML are referred to collectively herein as the Company.

         In August 1998, State Auto Financial purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual (Farmers Casualty), an Iowa domiciled property casualty insurer for the standard insurance market. In 1998, a plan to convert Farmers Casualty into a stock insurance company was approved by the board of Farmers Casualty, its policyholders and the Iowa Division of Insurance. The plan of conversion contemplated that State Auto Financial, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, Farmers Casualty, renamed Farmers Casualty Insurance Company, became a wholly owned subsidiary of State Auto Financial. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company, an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance.

         Since 1995, State Auto P&C and Milbank, the companies comprising the standard insurance segment, have participated in a reinsurance pooling arrangement (the Arrangement) with Mutual. The Arrangement provides that all premiums, losses, loss expenses and underwriting expenses of each company be pooled and then allocated back to each company based on percentages outlined in the Arrangement. Through December 31, 1997, the pooling percentages were allocated as follows: 35% to State Auto P&C, 10% to Milbank and 55% to Mutual. Effective January 1, 1998, the Arrangement was amended to include all of the property and casualty business of Midwest Security. Concurrently with the inclusion of Midwest Security, the pooling percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest Security. In connection with the January 1, 1998 pooling change, State Auto P&C and Milbank received approximately $19.7 million to cover their increased share of the pooled liabilities. The pooling Arrangement was amended again effective January 1, 1999, to include all of the property and casualty business of Farmers Casualty. With the inclusion of Farmers Casualty in the pool, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 49% to Mutual, 10% to Milbank, 1% to Midwest Security and 3% to Farmers Casualty.

         In discussing Results of Operations, State Auto P&C, National, Mutual, Milbank and Midwest Security are referred to collectively as the State Auto Insurance Companies, while State Auto P&C, Mutual, Milbank and Midwest Security are referred to as the Pooled Companies.

RESULTS OF OPERATIONS

         Net income for the Company decreased 8.5% in 1998 (increased 55.3% in 1997). The Company's statutory combined ratios for 1998, 1997 and 1996, respectively, were 97.8%, 94.1% and 100.0%. Impacting the Company's results for 1998 and 1996 was an increase in the level of catastrophe losses for these periods; 1996 being the worst catastrophe year in the Company's history and 1998 being the second worst.

         Consolidated earned premiums increased 11.3% in 1998 (5.1% in 1997). This 11.3% increase was derived from three sources. The impact of the change in allocation percentages of the Company's pooling percentages as well as the addition of Midwest Security to the pool increased consolidated earned premiums 7.1%. The growth in the standard insurance segment, excluding the impact of the changes in the pooling arrangement, increased consolidated earned premiums 2.9% (2.6% in 1997). The Company's nonstandard insurance segment (i.e., National) increased consolidated earned premiums 1.3% from the previous period (2.5% in 1997).

         State Auto P&C and Milbank, which represents State Auto Financial's standard insurance segment, achieved a 10.7% increase in earned premiums in both personal and commercial lines in 1998 (2.7% in 1997). Of the 10.7% increase, 7.6% was due to the change in the pooling arrangement and 3.1% (2.7% in 1997) was due to external growth.

         With respect to personal lines, in both 1998 and 1997, the Pooled Companies' produced an increase of approximately 1.0% in its direct written premiums despite a significant increase in aggressive price competition in this book of business. Contributing favorably to the personal lines business over the last few years has been the Company's Prime of Life program (the Program), that targets insureds 50 and older, that was first introduced by the Company in late 1995. The Program, which has consistently generated 25% of the Company's new business, has also exhibited a significantly higher than average retention rate. The continued growth of the Program is gradually changing the profile of the Company's personal lines book of business as more and more baby boomers age into eligibility.

         The commercial lines direct written premium of the Pooled Companies increased in 1998 approximately 3.3% (8.3% in 1997). The rate of growth on the Company's commercial lines has slowed in recent years due primarily to a reduction in premiums in the Company's workers' compensation line of business which is due to rate reductions resulting from decreases in loss costs as promulgated by various rating bureaus. This phenomena, that began in late 1996, continued into 1998. The workers' compensation line of business represents approximately 10% of the Pooled Companies' commercial business at the end of 1998.

         The nonstandard segment (National) increased its earned premiums in 1998 19.0% (56.8% in 1997). This segment's growth has slowed compared to prior year levels due to aggressive underwriting action designed to improve profitability in Tennessee and Arkansas, National's two largest states, a more restrictive underwriting posture with several larger producers in its other states, and rate increases implemented during 1997 in several operating states. While these actions have resulted in a decrease in growth over prior year levels, National`s statutory loss experience has improved over comparative prior periods. See discussion below. National began operations in four new states during 1998: Indiana, Pennsylvania, Utah and Wisconsin. Contributing to National's 56.8% increase in premiums in 1997 was entry into Arkansas and Georgia in December 1996, Minnesota in February 1997 and in the later half of 1997, Alabama, Illinois and Missouri. In 1999, National has planned entry into at least three new states: South Carolina, South Dakota and Maryland.

         In 1998 premium growth was harder to achieve than it has been in some time. While commercial lines pricing continued to be very aggressive, the personal lines part of our business is also seeing intense price competition, with increased marketing activity among major players in personal lines auto insurance. This adversely affected the Pooled Companies ability to generate new business because management has continued to stress responsible pricing and diligent underwriting in contrast to much of its competition. At least annually, the State Auto Insurance Companies reviews each line of business to ensure that it is appropriately priced. As a result, much of the premium growth noted above within the standard insurance segment was attributable to the State Auto Insurance Companies' ability to put into place price increases on the existing book of business as opposed to the sale of new units.

         The Company has attempted to address the difficulties of securing growth by making selective acquisitions which afford opportunities for increased writings in new, desirable states of operation. Within the last eight years, entry into new states, other than Oklahoma, has been by acquisition. In 1993 Mutual acquired Milbank which took the State Auto Insurance Companies into South and North Dakota, Minnesota and Utah. In 1997 Mutual acquired Midwest Security, thus entering Wisconsin. In 1999, State Auto Financial acquired Farmers Casualty and Mid-Plains taking the State Auto Insurance Companies into Iowa and Kansas. Though all of these acquisitions have been primarily personal lines companies, they have taken the Company into additional targeted states with an established independent agency force with an existing book of business on which to build. Management believes this reduces start up costs and permits faster growth in new states than has been the case with starting in a new state from scratch. With an established agency force, the Company has a "ready made" distribution force for offering an expanded product portfolio, including commercial lines and additional personal lines products.

         Net investment income increased 4.5% in 1998 (4.2% in 1997). Contributing to the increase over previous years was an increase in cash flow from operations and a general increase in investable assets over the previous year's levels. Total cost of investable assets at December 31, 1998, 1997 and 1996, respectively, was $590.8 million, $535.2 million and $488.3 million. Additionally, in 1998 State Auto P&C and Milbank received approximately $19.7 million in conjunction with the change in the pooling arrangement.

         The investment yields, based on fixed and equity securities at cost, were 5.7%, 6.0% and 6.1% for the annual periods ending 1998, 1997 and 1996, respectively. Contributing to the decrease in the investment yields over these periods has been a decline in the overall market fixed maturity interest rate environment from the previous comparable periods as well as a gradual shift in the composition of the fixed maturity portfolio from taxable to tax-exempt fixed maturities. At December 31, 1998, 1997 and 1996, respectively, tax exempt securities comprised approximately 71%, 59%, and 52% of the fixed maturity portfolio. Somewhat lower yields are expected in 1999 on the fixed maturity portfolio given that a number of high yield fixed maturities are being called or maturing and are being reinvested at current lower yielding rates. Despite these lower yielding rates, the Company has no intention of compromising the quality of its portfolio for higher yielding, more risky investments. Additionally, the Company began a program in late 1997 to build on the equity portfolio to enhance growth of statutory surplus over the long term, which continued in 1998. See further discussion regarding investments at the Investments Market Risk section included herein.

         In February 1999, President Clinton proposed the 2000 fiscal year budget. One of the more significant revenue raising proposals contained in the budget directly affects property and casualty insurance companies. Property and casualty insurance companies are currently limited on the deductibility of the investment income earned on tax exempt fixed maturities and certain dividends received to 85%. This reduction was the result of the Tax Act of 1986. President Clinton, in his February proposal, has proposed a further limitation of 10% (i.e., deductibility of investment income earned from tax exempt fixed maturities and certain dividends received would be limited to 75%). The current proposal would be effective for taxable years beginning after the date of enactment, with respect to investments acquired on or after the date of first committee action. President Clinton had proposed a similar action for the 1999 fiscal year budget limiting the deductibility of investment income earned on tax exempt fixed maturities and certain dividends received to 70%. The municipalities lobbied very hard against such action as property and casualty insurance companies and other financial service industries are the largest investors in municipalities' fixed maturities. If this revenue raising proposal passes as it currently stands, certain tax exempt securities would become less appealing to the property and casualty insurance industry as the relative spread between after tax yields on tax-exempt and taxable fixed income maturities will narrow. This management will be monitoring the government's actions regarding this proposal. However, it is still too early in the budget process to anticipate the outcome.

         Management services income, which includes income generated from the investment management services segment and executive management services provided by Stateco and State Auto P&C, respectively, increased $0.6 million in both 1998 and 1997.

         Other income includes primarily revenue from S.I.S.' sales of its software products, and beginning in 1998 rental income on property leased by 518 PML. In 1998, other income increased 76% (17% in 1997). 518 PML's commencement of leasing operations in 1998 increased other income 19% while S.I.S.' increase in software sales over 1997 contributed a 47% increase. In 1997, other income was comprised mainly of S.I.S. software sales which increased 17% from same period in 1996.

         Losses and loss expenses, as a percentage of earned premiums, were 68.0%, 65.1% and 72.3% for years 1998, 1997 and 1996, respectively. As previously discussed, the Company experienced increased levels in storm-related catastrophe losses in 1998 and 1996, primarily in the standard insurance segment. The second quarter 1998 was impacted by storm-related catastrophe losses occurring in nearly all operating states and the third quarter was adversely affected by several Midwestern wind and hail storms. The impact of the 1998 catastrophe losses amounted to 8.1 GAAP loss ratio points whereas catastrophe losses totaled 2.4 GAAP loss ratio points. Despite the higher level of catastrophe losses as compared to 1997, the Company did not experience any significant loss activity from hurricanes Bonnie, Earl and Georges. In 1996 the Company was impacted by severe winter weather and storm losses in Raleigh, North Carolina resulting from Hurricane Fran moving inland. The impact of the 1996 catastrophe claims amounted to 9.3 GAAP loss ratio points. The relatively low level of hurricane losses within the last three years validates the Company's strategy of closely monitoring concentration of risks subject to coastal losses. Absent the increased level of catastrophes, the Company's underlying book remained strong and in fact, reflects improvement from prior years, validating the Company's philosophy of responsible underwriting versus emphasis on premium growth achieved with irresponsible pricing or risk selection.

         Losses and loss expenses, as a percentage of earned premiums, for the nonstandard insurance segment, were 74.4%, 79.4% and 76.6% for the years ended 1998, 1997 and 1996, respectively. Increase in the 1997 ratio was due to underwriting problems that occurred in two of the segment's larger states of operations as previously discussed. In early 1997, National implemented rate increases in these two states and took a more aggressive underwriting posture with several of its larger agencies in an effort to control the underwriting losses this segment was beginning to experience.

         In an effort to reduce its exposures to any one type of catastrophic loss, the Company, in recent years, has sought to geographically diversify into regions of the country not exposed to earthquakes and hurricanes. As previously discussed, this has been accomplished through the acquisitions of Milbank, Midwest Security, Farmers Casualty and Mid-Plains. While some states are not subject to the threats of hurricanes or earthquakes, virtually all have some windstorm and or hail exposure. Along with the increasing geographic dispersion of the Company's underwriting risk portfolio, the Company continues to refine its methods of monitoring its exposures to all types of catastrophe hazards.

         Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 29.3%, 29.5% and 28.2% for the years 1998, 1997 and 1996, respectively. The decrease in the expense ratio in 1998 can be attributed to a reduced amount of Quality Performance Bonus (the Bonus) paid to employees compared to that paid in 1997, but this was partially offset by an increase in guaranty fund assessments.

         The increase in the 1997 expense ratio from that in 1996 is due to the amortization of software expenses, the Bonus and the amount of bonus compensation earned by the Company's agents. Beginning with the first quarter of 1997, the State Auto Insurance Companies began amortizing costs associated with the development of its claims and billing processing system that began a little over two years ago. The amortization period of these costs will be approximately three years. The Bonus in 1997 exceeded that which was earned in 1996 due to an improvement in the underwriting operations of the Company in 1997. Also contributing to this increase was an increase over 1996 of the amount of bonus compensation earned by the Company's agents. Each agent who meets certain premium production thresholds shares in the underwriting profits generated by insurance placed by them.

         In an attempt to improve the efficiency of its operations and thereby reduce overall operating expenditures in the long-term, the Company has been making strides in the use of technology to streamline its personal and commercial operations, specifically in the area of electronic upload and download with its agencies using the APT industry standard. The advent of electronic transfers between the agent and the Company should have a long-term positive impact on the Company's expenses as the Company has been able to reduce its paper and postage costs as well as stabilize its employee count which should continue as this process expands to more agencies and lines of business. Additionally, it should improve the efficiency and effectiveness of the operations of both the agent and the Company through quicker response time and increased accuracy.

         In addition to the use of technology, the Company is realigning its claims procedures in order to improve service and reduce settlement expenses. The Company extensively trains its claims adjusters, whose professionalism is exhibited by the low number of complaints received by the various state insurance regulators. While the Company trains each adjuster to handle all types of claims, the Company recognizes that many claims are small and routine in nature. Rather than have a thoroughly trained adjuster spend time on these claims, the Company has established a Central Claims Department staffed by persons who focus exclusively on these losses. This allows for quicker response time to the insured, allows the fully trained claims adjuster to focus on the more serious claims, and reduces the use of independent adjusters.

         Other expense includes those operating expenses associated with general corporate expenses, S.I.S., 518 PML and Stateco's investment management services (the investment management services segment). In 1998 other expense increased 58.2% (12.1% decrease in 1997). S.I.S.' operating expenses increased over 1997 contributing an increase of 20% to other expense. Also contributing to this increase was an increase in write-offs of premium receivable during 1998, primarily in the nonstandard insurance segment. This segment has sought to improve its premium receivable collections by retaining the services of a third party whose business is receivables collection. Additionally, there was a general increase in corporate expenses over 1997. The decrease in other expenses in 1997 is primarily due to the State Auto Insurance Companies changing the catastrophe portion of its reinsurance program beginning July 1, 1996, that prior to this period was accounted for as deposit reinsurance (See Liquidity and Capital Resources). Expenses associated with the catastrophe portion of the program accounted for as deposit reinsurance were included in other expense.

         The effective Federal tax rate was 24%, 27% and 24% for the years ended 1998, 1997 and 1996, respectively. The lower rates in 1998 and 1996 were due to a decrease in the underwriting profit compared to the 1997 period as a result of the increased storm related catastrophes experienced by the Company during these periods as well as a shift in the composition of its investment portfolio from taxables to tax-exempts, as previously noted. The increased rate in 1997 was due to an increase in underwriting profit recorded for the year and higher realized capital gains.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the ability of a company to generate adequate amounts of cash to meet its needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income and investments as they mature. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated and unanticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

         In 1998, net cash provided by operating activities increased to $56.7 million ($28.9 million in 1997). This increase is due to the transfer of $19.7 million to State Auto P&C and Milbank in connection with the amended pooling arrangement, as discussed above, as well as a general increase in cash flows that resulted from a change in pool percentages from previous periods. In 1997, net cash provided by operating activities increased to $28.9 million ($24.2 million in 1996). This 1997 increase in cash flow was due to an overall improvement in the insurance operations of the Company, attributable to lower catastrophe losses from the previous year. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing opportunities for increased investment and financing needs. Management does not anticipate any significant changes in its operating cash flow.

         Net cash used in investing activities reflects cash flows used in purchases of fixed maturities and equity securities, respectively, of $193.9 million and $17.1 million in 1998, $137.6 million and $13.7 million in 1997 and $164.5 million and $11.8 million in 1996. The decline in the purchase of fixed maturities in 1997 was a matter of timing, as funds invested in cash equivalents at December 31, 1997 were allocated for investment in early 1998. As market interest rates on fixed maturities began to decline over the last three years, the Company began experiencing a steady increase in the amount of calls on fixed maturities. Cash flows provided by maturities, calls and principal reductions of fixed maturities were $47.8 million in 1998, $28.2 million in 1997 and $17.9 million in 1996. During 1998 518 PML began construction of a building in Goodlettsville, Tennessee that will be leased to Mutual and its affiliates in 1999. It is anticipated that the total construction costs of this building, excluding land will be approximately $4.5 million.

         Net cash provided by financing activities consists of proceeds from issuance of common stock that has exceeded the payment of dividends for the last three years. Mutual, whose ownership in State Auto Financial has increased from 65% to almost 70% in 1998, has waived its right to receipt of the dividends declared by State Auto Financial in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in support of underwriting operations. Additionally, waivers of dividends by Mutual enhance the Company's financial position which benefits Mutual, the Company's largest shareholder, and other shareholders as well. Each dividend waiver is reviewed by Mutual's Board of Directors.

         Effective July 1, 1996, the State Auto Insurance Companies negotiated a change in their catastrophe reinsurance program. The amount retained by the State Auto Insurance Companies is $40.0 million for each occurrence, an increase of $20.0 million over the prior program. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. To provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial entered into a structured contingent financing transaction with Chase Manhattan Bank (Chase) to provide up to $100.0 million for reinsurance purposes. Under this arrangement, in the event of such a loss, State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders. State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank,

National and beginning July 1, 1998, Midwest Security, pursuant to a catastrophe reinsurance agreement in the amount of $100.0 million excess of $120.0 million (Farmers Casualty and Mid-Plains will be added to the catastrophe reinsurance program in 1999). State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which will repay the lenders) by redeeming the preferred shares over a six-year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling agreement.

         In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

         On March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security, effective as of January 1, 1997. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Midwest Security from Mutual within five years at a price determined by a formula set out in the Option Agreement. As of March 19, 1999, State Auto Financial has not exercised its right to acquire Midwest Security.

         During the first quarter of 1999, State Auto Financial commenced the process of forming a new Ohio stock corporation and obtaining for it a certificate of authority from the Ohio Department of Insurance. It is expected to be a wholly owned subsidiary of State Auto Financial with initial capitalization of approximately $5.75 million. The capitalization is expected to be funded through dividends from subsidiaries. It is anticipated that this new subsidiary, to be called State Auto Insurance Company, will utilize leading edge technology to achieve maximum efficiencies for a carrier operating within the independent agency system.

         On March 5, 1999, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.025 per common share, payable on March 31, 1999, to shareholders of record on March 17, 1999. This is the 31st consecutive cash dividend declared by the Company's Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. Additionally, State Auto Financial has increased cash dividends to shareholders for seven consecutive years. During 1998, the Company's authorized common shares increased to 100 million and the Board declared a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The impact of this stock split has been appropriately reflected in the accompanying consolidated financial statements.

         The maximum amount of dividends that may be paid to State Auto Financial during 1999 by its insurance subsidiaries, including Farmers Casualty, as a non-extraordinary dividend is limited to $21.9 million, without prior approval under current law. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a non-extraordinary dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

         The National Association of Insurance Commissioners (NAIC) maintains risk-based capital requirements for property and casualty insurers. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 1998, each of the State Auto Insurance Companies exceeded all standards tested by the formula.

OTHER DISCLOSURES

INVESTMENTS

         Stateco performs investment management services (the investment management services segment) on behalf of the Company and Mutual and its subsidiaries. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

         The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held to maturity and carried at amortized cost. Fixed maturities that may be sold due to changing investment strategies are categorized as available for sale and are carried at fair value. At December 31, 1998, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

         As of December 31, 1998, the Company had fixed maturities with a fair value of $481.8 million designated as available for sale compared to $421.0 million at December 31, 1997. During 1998, the Company continued its program to increase its equity portfolio to enhance growth of statutory surplus over the long term. At December 31, 1998 and 1997, respectively, the equity portfolio totaled $42.2 million and $26.1 million.

MARKET RISK

         Investable assets comprise approximately 86% of the Company's total assets. Of the total investments, 88% are invested in fixed maturities, 6.9% in equity securities and the remaining in cash and cash equivalents.

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

         The fixed maturity portfolio is managed in a ladder-maturity style to ensure adequate cash flow to meet claims as they are presented. At December 31, 1998, the Company's fixed maturity portfolio had an average maturity of 11.1 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 2.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. The fixed maturity portfolio is very high in quality with all holdings either in Government obligations, municipal, corporate obligations rated AA or better by the major bond rating agencies. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities, is included in note (2) of the Consolidated Financial Statements.

         The Company's primary market risk exposures are to changes in market price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company has no exposure to foreign currency exchange rate risk nor does it own any derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company has segregated a portion of its fixed maturity investments, in accordance with SFAS No. 115, as available for sale. Also, the Company does not maintain a trading portfolio.

         The following table provides information about the Company's fixed maturity investments used for purposes other than trading that are sensitive to changes in interest rates. The table presents principal cash flows from maturities, anticipated calls and estimated prepayments, or paydowns from holdings in mortgage backed securities. The table also presents the average interest rate for each period presented.

                                                                                                    Page 32


                          PRINCIPAL AMOUNT MATURING IN:
                             (Dollars in thousands)

                       1999       2000      2001      2002      2003    Thereafter     Total     Fair Value
                       ----       ----      ----      ----      ----    ----------     -----     ----------
    Fixed interest
    rate securities    $11,074    20,513    32,908    52,644    29,508      361,625    508,272     $539,670

    Average
    Interest rate         6.4%      6.3%      6.6%      5.9%      5.1%         6.2%       6.0%


YEAR 2000

Description of  the Year 2000 Issues Affecting the Company
----------------------------------------------------------

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

         Following months of intensive remediation effort, in April 1998, the Company conducted its first major test of one of its major insurance policy processing systems. The results of that test were positive. The Company conducted a second comprehensive Millennium test at an off-site computer facility in August 1998. All major insurance policy processing systems were tested as if it were the Year 2000. Testing also included Leap Day, February 29, 2000. This test was also successful. In 1999, two additional tests are planned for March and September. Additionally, all internal test systems run with advanced dates giving the Company the opportunity to identify Y2K issues early enough to react to them.

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

         State Auto's Y2K project team has, through February 1999, completed its efforts on approximately 95% of State Auto's applications software. That means that approximately 95% of the software systems State Auto uses in its insurance operations or in meeting its general business needs has been through Y2K remediation, testing, and has been introduced back into the Company's production environment. Included within this 95% are the systems that address policy issuance, premium billing and collection and claims processing at State Auto. The remaining 5% of applications software code that is not presently Y2K compliant involves applications that are not "mission critical", such as certain management reports and other similar tools. Some of this remaining code may well be determined to be obsolete. State Auto plans to have 100% of its non-obsolete applications software Y2K compliant by mid-year 1999.

         In addition to addressing its own applications software Y2K problems, State Auto may be affected by the Y2K issues of third parties with which it has a material relationship. This includes the independent insurance agents who sell the Company's products, many of whom have automated agency management systems in place.

         In addition, a number of State Auto Agencies and the Company are able to communicate policy data electronically. There are several agency management systems that permit this so-called upload and download of information but not all are Y2K compliant. If upload and download are disrupted by Y2K issues, it will likely affect the efficiency with which the Company operates its business.

         The Company has surveyed all State Auto Agencies that currently upload data electronically to State Auto and verified that every one of these agencies has a Y2K compliant agency vendor system. For those agencies that only receive a download of policy information from State Auto, current information on the Y2K compliance status of their systems available to State Auto indicates that the majority of them are Y2K compliant. In the event that any of these agencies encounters any difficulty with download, State Auto is prepared to suspend the electronic transfer and turn back on the generation of policy documents of which an agency would need to maintain records manually.

         The consequences of the disruption would depend on the extent to which State Auto's various lines of business may be uploaded and downloaded at the time the disruption would occur and the duration of the disruption. Thus, it is not possible to reasonably estimate the financial impact of such reduced efficiency.

         There are certain other vendors which have a material relationship with the company by virtue of the fact that they provide a product or service that State Auto uses in the ordinary course of its business, such as underwriting information providers, task specific software or hardware product vendors, and financial institutions. Y2K compliance by third party vendors will continue to be one of State Auto's focal points throughout the remainder of 1999. State Auto expects to have third party vendor products then in use Y2K compliant by the end of the 3rd quarter of 1999.

         Stateco Financial Services, Inc. ("Stateco"), a wholly owned subsidiary of State Auto Financial which provides investment management services to each of the State Auto insurers, has had in place a third party vendor investment management system which is represented by the vendor to be Y2K compliant. Based on its present use of this system, Stateco does not expect its services to be disrupted by Y2K issues affecting it, although Stateco will be included in the contingency planning discussed below should some unanticipated system failure arise.

State Auto Financial's Costs to Address Year 2000 Issues
--------------------------------------------------------

         State Auto Financial's Y2K compliance expense to date for resources has been $1.7 million dollars of a projected $2.4 million dollars. This estimate is subject to change depending on future, presently unforeseen developments which could affect the cost of Y2K compliance for State Auto. The money spent to date is virtually all payroll costs attributable to the State Auto employees on the Y2K project team. The foregoing expense does not include approximately $0.2 million spent by State Auto Financial on accelerated technology purchases for systems or equipment to ensure Y2K compliance for such system or equipment. Also, an outsourcing agreement with State Auto's primary third party software vendor to provide additional resources for other systems projects has generated an additional expense to State Auto Financial of approximately $1.3 million over the last two years.

State Auto's Risks Due to Year 2000 Issues
------------------------------------------

         As a property casualty insurer, State Auto faces the additional risk of insured or allegedly insured losses to its policyholders from the Y2K exposure. State Auto has clarified certain commercial liability insurance policies with respect to this exposure. It is too early to know the nature and extent of insured losses that might arise from the Y2K problem, be they from information systems failures or embedded chip processing failures.

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

State Auto's Year 2000 Contingency Plans
----------------------------------------

         State Auto has not yet created a formal Y2K contingency plan. Discussions and communications have begun in regards to this. Each internal department has responded to a survey relating to its use of external systems which might be subject to disruption. State Auto has also had one meeting with a consultant regarding contingency planning. The Company expects to have a contingency plan in place by the 4th quarter 1999. Some of the issues that the plan would likely contemplate would be manual processing alternatives, non-electronic forms of information distribution, assurance of adequate supplies, and mitigation of the impact of utilities and financial institution disruptions.

         State Auto continues to work with its business recovery service provider. State Auto is following a program developed by that provider that requires a comprehensive Y2K preparation approach. Conforming to this allows State Auto to take advantage of its provider's facilities for business recovery in the event that an external Y2K issue that was addressed does happen to fail.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 will require companies to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

IMPACT OF SIGNIFICANT EXTERNAL CONDITIONS

         Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to limitations imposed for competitive pricing. Inflation has been modest over the last several years thereby allowing pricing of premiums to keep pace with inflation on certain lines of business.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements contained herein expressing the beliefs of management and the other statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, National's premium receivable collections effort, the Year 2000 discussion, the statements relating to the new insurer to be created, State Auto Insurance Company, the legislative and regulatory environment and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes, judicial and regulatory decisions, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, and regulatory or governmental systems breakdowns.


ITEM 7(a).  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
----------  ----------------------------------------------------------

         "Qualitative and Quantitative Disclosures About Market Risk" is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Market Risk.

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

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

              STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
  (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company acquired the outstanding shares of Milbank Insurance Company from State Automobile Mutual Insurance Company on July 7, 1998 in a transaction accounted for similar to a pooling of interest. Accordingly, the Company's consolidated financial statements for each of the two years ended December 31, 1997 have been restated to include the financial position and operations of Milbank Insurance Company.

                                                      /S/ERNST & YOUNG LLP

Columbus, Ohio
February 12, 1999


                                         STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                            (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                         DECEMBER 31
                                                                                                         -----------
                                                                                                    1998             1997
                                                                                                    ----             ----
ASSETS                                                                                            (dollars in thousands,
                                                                                                    except share data)

                                                                                                   (Restated-see Note 1)
Fixed maturities:
   Held to maturity, at amortized cost (fair value $57,826 and $81,571,
     respectively).........................................................................    $    55,926           79,300
   Available for sale, at fair value (amortized cost $464,008 and $405,815,
     respectively).........................................................................        481,844          420,994
Equity securities, available for sale, at fair value (cost $29,233 and $19,120, respectively)       42,196           26,069
                                                                                               ----------------------------
Total investments..........................................................................        579,966          526,363

Cash and cash equivalents..................................................................         32,605           30,931
Surplus note receivable....................................................................          9,000               --
Deferred policy acquisition costs..........................................................         24,799           22,440
Accrued investment income and other assets.................................................         19,542           17,983
Net prepaid pension expense................................................................         16,378           14,608
Reinsurance recoverable on losses and loss expenses payable................................         13,667           12,095
Prepaid reinsurance premiums...............................................................          4,014            4,199
Property and equipment, at cost, net of accumulated depreciation of $1,980
   and $1,710, respectively................................................................          7,927            5,315
Goodwill...................................................................................          1,880            2,078
Due from affiliates........................................................................             --            2,811
                                                                                               ----------------------------
Total assets...............................................................................    $   709,778          638,823
                                                                                               ----------------------------
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Losses and loss expenses payable...........................................................    $   218,701          206,250
Unearned premiums..........................................................................        135,088          125,033
Federal income taxes:
   Current.................................................................................          2,608            2,278
   Deferred................................................................................          8,095            5,287
Other liabilities..........................................................................          3,578            2,717
Due to affiliates..........................................................................            884               --
                                                                                               ----------------------------
Total liabilities..........................................................................        368,954          341,565
                                                                                               ----------------------------

Commitments and contingencies..............................................................             --               --
Stockholders' equity:
    Class A Preferred stock (nonvoting), without par value.  Authorized 2,500,000
     shares; none issued...................................................................             --               --
    Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
     none issued...........................................................................             --               --
    Common stock, without par value.  Authorized 100,000,000; 42,039,892 and
     41,828,845 shares issued and outstanding respectively, at stated value of
     $2.50 per share.......................................................................        105,100          104,572
   Less 13,212 and 8,118 treasury shares, respectively, at cost............................          (167)              (90)
   Additional paid-in capital..............................................................         41,539           40,210
   Accumulated other comprehensive income..................................................         20,276           14,761
   Retained earnings.......................................................................        174,076          137,805
                                                                                               ----------------------------
Total stockholders' equity.................................................................        340,824          297,258
                                                                                               ----------------------------

Total liabilities and stockholders' equity.................................................    $   709,778          638,823
                                                                                               ----------------------------


See accompanying notes to consolidated financial statements.


                                         STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                            (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                     1998             1997             1996
                                                                                     ----             ----             ----
                                                                                (dollars in thousands, except per share amount)

                                                                                                    (Restated -     (Restated -
                                                                                                    see Note 1)     see Note 1)
Earned premiums (net of ceded earned premiums of $14,382,
   $14,063 and $13,473, respectively) .......................................    $  356,210          320,050         304,472
Net investment income........................................................        32,506           31,107          29,863
Management services income ..................................................         7,945            7,367           6,774
Net realized gains on investments............................................         2,925            3,043           2,788
Other income.................................................................         2,473            1,409           1,200
                                                                                 --------------------------------------------
Total revenues...............................................................       402,059          362,976         345,097
                                                                                 --------------------------------------------

Losses and loss expenses (net of ceded losses and loss expenses of
   $6,893, $7,359 and $6,561, respectively)..................................       242,294          208,234         220,034
Acquisition and operating expenses...........................................       104,224           94,351          86,003
Other expense................................................................         5,936            3,753           4,268
                                                                                 --------------------------------------------
Total expenses...............................................................       352,454          306,338         310,305
                                                                                 --------------------------------------------

Income before federal income taxes...........................................        49,605           56,638          34,792
                                                                                 --------------------------------------------

Federal income tax expense (benefit):
   Current...................................................................        12,271           14,130           8,300
   Deferred..................................................................          (163)           1,510              85
                                                                                 --------------------------------------------
Total federal income taxes...................................................        12,108           15,640           8,385
                                                                                 --------------------------------------------

Net income...................................................................    $   37,497           40,998          26,407
                                                                                 --------------------------------------------

Earnings per common share:
   Basic.....................................................................    $      .89              .99             .64
                                                                                 --------------------------------------------
   Diluted...................................................................    $      .87              .97             .63
                                                                                 --------------------------------------------

Dividends paid per common share..............................................    $      .10              .09             .08
                                                                                 --------------------------------------------


See accompanying notes to consolidated financial statements.


                                         STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                            (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                         ACCUMULATED
                                                                         ADDITIONAL         OTHER
                               COMMON     COMMON    TREASURY   TREASURY    PAID-IN      COMPREHENSIVE   RETAINED
                               SHARES      STOCK     SHARES      STOCK     CAPITAL         INCOME       EARNINGS     TOTAL
                               ------      -----     ------      -----     -------         ------       --------     -----
BALANCE -
  DECEMBER 31, 1995             41,188    $102,969      --      $   --     $37,927         $12,473       $72,394    $225,763
    (Restated-see Note 1)       ------    --------   ------     -------    -------         -------       -------    --------


  Net income                                                                                              26,407      26,407

  Unrealized losses, net of tax
    and reclassification
    adjustment                                                                              (4,944)                   (4,944)
                                                                                                                      ------

Comprehensive income                                                                                                  21,463
                                                                                                                      ------

Issuance of common stock           220         551                             775                                     1,326

Cash dividends paid                                                                                         (933)       (933)

BALANCE -
  DECEMBER 31, 1996             41,408     103,520      --          --      38,702           7,529        97,868     247,619
    (Restated-see Note 1)       ------    --------   ------     -------    -------         -------       -------    --------


  Net income                                                                                              40,998      40,998

  Unrealized gains, net of
    tax and reclassification
    adjustment                                                                               7,232                     7,232
                                                                                                                       -----

Comprehensive income                                                                                                  48,230
                                                                                                                      ------

Issuance of common stock           421       1,052                           1,508                                     2,560

Treasury shares acquired on
  stock option exercises                                  8        (90)                                                  (90)

Change in minority interest
  of subsidiaries                                                                                             (2)         (2)

Cash dividends paid                                                                                       (1,059)     (1,059)
                                ------    --------   ------     -------    -------         -------       -------    --------

BALANCE -
  DECEMBER 31, 1997             41,829     104,572        8        (90)     40,210          14,761       137,805     297,258
    (Restated-see Note 1)       ------    --------   ------     -------    -------         -------       -------    --------


  Net income                                                                                              37,497      37,497

  Unrealized gains, net of tax
    and reclassification
    adjustment                                                                               5,515                     5,515
                                                                                                                    --------

Comprehensive income                                                                                                  43,012
                                                                                                                    --------

Issuance of common stock           211         528                           1,329                                     1,857

Treasury shares acquired on
  stock option exercises                                  5        (77)                                                  (77)

Change in minority interest
  of subsidiaries                                                                                             (7)         (7)

Cash dividends paid                                                                                       (1,219)     (1,219)
                                ------    --------   ------     -------    -------         -------       -------    --------

BALANCE -
  DECEMBER 31, 1998             42,040    $105,100       13       ($167)   $41,539         $20,276       $174,076   $340,824
                                ============================================================================================


                                         STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                            (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                               YEAR ENDED DECEMBER 31
                                                                                               ----------------------
                                                                                        1998            1997           1996
                                                                                        ----            ----           ----
                                                                                                   (in thousands)

                                                                                                    (Restated -     (Restated -
                                                                                                    see Note 1)     see Note 1)
Cash flows from operating activities:
   Net income................................................................    $    37,497           40,998         26,407
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization, net......................................          2,666            2,324          2,069
     Net realized gains on investments.......................................         (2,925)          (3,043)        (2,788)
     Changes in operating assets and liabilities:
       Deferred policy acquisition costs.....................................         (1,151)          (2,407)           144
       Accrued investment income and other assets............................         (2,232)          (3,133)           (64)
       Net prepaid pension expense...........................................         (1,029)          (1,890)        (1,556)
       Reinsurance recoverable on losses and loss
         expenses payable and prepaid reinsurance premiums...................          4,546             (179)          (597)
       Other liabilities and due to/from affiliates, net.....................          1,130           (5,728)         2,546
       Losses and loss expenses payable......................................         (3,400)          (5,361)        (6,425)
       Unearned premiums.....................................................          1,733            6,484          4,245
       Federal income taxes..................................................            167              871            208
                                                                                 -------------------------------------------

   Cash provided from the change in the reinsurance pool
       participation percentage..............................................         19,708               --             --
                                                                                 -------------------------------------------

Net cash provided by operating activities....................................         56,710           28,936         24,189
                                                                                 -------------------------------------------

Cash flows from investing activities:
   Purchase of fixed maturities - held to maturity...........................             --               --         (9,073)
   Purchase of fixed maturities - available for sale.........................       (193,881)        (137,599)      (155,392)
   Purchase of equity securities.............................................        (17,051)         (13,718)       (11,811)
   Maturities, calls and principal reductions of fixed maturities - held
     to maturity.............................................................         23,106           10,680         10,110
   Maturities, calls and principal reductions of fixed maturities - available
     for sale................................................................         24,654           17,545          7,762
   Sale of fixed maturities - available for sale.............................        111,085           98,745        121,992
   Sale of equity securities.................................................          8,306            9,997         10,943
   Purchase of surplus notes receivable......................................         (9,000)              --             --
   Net additions of property and equipment...................................         (2,816)            (911)          (167)
                                                                                 -------------------------------------------

Net cash used in investing activities........................................        (55,597)         (15,261)       (25,636)
                                                                                 -------------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock................................          1,780            2,470          1,325
   Payment of dividends......................................................         (1,219)          (1,059)          (933)
                                                                                 -------------------------------------------

Net cash provided by financing activities....................................            561            1,411            392
                                                                                 -------------------------------------------

Net increase (decrease) in cash and cash equivalents.........................          1,674           15,086         (1,055)
                                                                                 -------------------------------------------

Cash and cash equivalents at beginning of year...............................         30,931           15,845         16,900
                                                                                 -------------------------------------------

Cash and cash equivalents at end of year.....................................    $    32,605           30,931         15,845
                                                                                 ============================================

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of State Auto Financial Corporation (the Company) and its wholly owned subsidiaries State Auto Property and Casualty Insurance Company (State Auto P&C), Milbank Insurance Company, (Milbank), State Auto National Insurance Company (National), Stateco Financial Services, Inc. (Stateco), and majority-owned subsidiary Strategic Insurance Software, Inc. (S.I.S.). The financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (518 PML), whose members are State Auto P&C and Stateco.

     On July 7, 1998, the Company exercised its option with State Automobile Mutual Insurance Company (Mutual), pursuant to the Option Agreement dated August 20, 1993, by acquiring the outstanding shares of Milbank. Milbank had been a wholly owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, is now a wholly owned subsidiary of the Company. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million Company common shares for all the issued and oustanding capital stock of Milbank. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling-of-interests. The prior years' financial information has been restated to include the financial position and operations of Milbank.

   The following provides financial information for Milbank included in the accompanying financial statements for the years ended December 31, 1997 and 1996:

                                       1997         1996
                                       ----         ----
   Revenues.......................   $73,416       71,037
   Net income.....................   $ 7,039        3,805

   State Auto Financial Corporation and subsidiaries are referred to herein as "the Companies." The Company, an Ohio corporation, is a majority-owned subsidiary of Mutual. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  DESCRIPTION OF BUSINESS

   The Company, through State Auto P&C, a South Carolina corporation and Milbank, a South Dakota Corporation, provide standard personal and commercial insurance to its policyholders. Their principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. National, an Ohio corporation, provides nonstandard automobile insurance. State Auto P&C, Milbank and National operate primarily in the midwest and eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. State Auto P&C, Milbank and National are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota and Ohio, respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of the states of South Carolina, South Dakota and Ohio (collectively, the Departments) and the regulations of each state in which they operate. State Auto P&C, Milbank and National undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. Through State Auto P&C, the Company also provides executive management services to its affiliated insurance companies.

   Through Stateco, the Company provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Mutual and Milbank.

   The Company, through S.I.S., develops and sells software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agencies. S.I.S. sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

   518 PML, an Ohio limited liability company, was formed in December 1997 to engage in the business of owning and leasing real and personal property to affiliated companies. On January 1, 1998, State Auto P&C and Stateco became initial members of 518 PML. State Auto P&C contributed real property, while Stateco contributed $7.0 million in cash and real property.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(c) BASIS OF PRESENTATION

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which vary in certain respects from statutory accounting practices followed by State Auto P&C, Milbank and National that are prescribed or permitted by the Departments.

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

(d) DEFERRED POLICY ACQUISITION COSTS

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

                               YEAR ENDED DECEMBER 31
                               ----------------------
                             1998       1997        1996
                             ----       ----        ----
                                 (dollars in thousands)

Balance, beginning of
year...................    $22,440     20,033      20,176
Acquisition costs
deferred...............     87,573     79,249      73,545
Amortized to expense
during the year .......     85,214     76,842      73,688
                        ---------------------------------
Balance, end
of year................    $24,799     22,440      20,033
                        =================================

(e) INVESTMENTS

   Investments in fixed maturities, where the Companies have the ability and intent to hold to maturity, are carried at amortized cost. Accordingly, unrealized holding gains or losses are not reflected in the accompanying consolidated financial statements. Investments in fixed maturity and equity securities held as available for sale are carried at fair value. The net unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as accumulated other comprehensive income and as such are not included in the determination of net income. Gains and losses on the sale of equity securities are computed using the first-in, first-out method.

(f) SURPLUS NOTE RECEIVABLE

   In August 1998, the Company purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual (Farmers Casualty), an Iowa domiciled standard property casualty insurer. In 1998, a plan to convert Farmers Casualty into a stock insurance company was approved by the board of Farmers Casualty, its policyholders and the Iowa Division of Insurance. The plan of conversion contemplated that the Company, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, Farmers Casualty, renamed Farmers Casualty Insurance Company, became a wholly owned subsidiary of the Company. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company, an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(g) GOODWILL

   Goodwill represents the excess of cost of acquisition over the fair value of the net assets acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization is $1,089,000 and $891,000 at December 31, 1998 and 1997, respectively.

(h) LOSSES AND LOSS EXPENSES PAYABLE

   Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $12,817,000 and $10,870,000 at December 31, 1998 and 1997, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience.

(i) PREMIUM REVENUES

   Premiums are recognized as earned using the monthly pro rata method over the contract period.

(j) MANAGEMENT SERVICES INCOME

     Management services income includes income for executive management services provided by State Auto P&C and income for investment management services provided by Stateco. Executive management income is recognized quarterly based on a percentage of the five year average adjusted annual statutory surplus of each company managed except for Midwest Security Insurance Company (Midwest Security), a wholly owned subsidiary of Mutual, which is based on a percentage of quarterly direct premiums written. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the performance of the equity portfolio of each company managed.

(k) SOFTWARE REVENUE RECOGNITION

    S.I.S. recognizes revenue from license fees when the product is delivered and service revenue when services are performed. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $1,567,000 and $1,285,000 are included in accrued investment income and other assets at December 31, 1998 and 1997, respectively. Software amortization, included in other expenses, was $673,000, $489,000 and $394,000 in 1998, 1997 and 1996,
respectively.

(l) FEDERAL INCOME TAXES

   The Companies file a consolidated federal income tax return and pursuant to an agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations. Milbank will file a consolidated federal income tax return with the Company for periods subsequent to July 1, 1998. Prior to this time, Milbank was included in the consolidated federal income tax return of Mutual and its subsidiaries.

   Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(m) CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

(n) EARNINGS PER COMMON SHARE

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(o) OTHER COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as all changes in an enterprise's equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income, and excludes any impact of changes in minority interest of subsidiaries. Other comprehensive income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale fixed maturities and equity securities.

    SFAS No. 130 also requires separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position. The Company has presented the required displays of total comprehensive income and its components, within the "Consolidated Statements of Stockholders' Equity." The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. See additional disclosures at note 13.

(p) NEW ACCOUNTING STANDARD

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 will require companies to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

(q) RECLASSIFICATIONS

    Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

              STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
  (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2) Investments

Realized and unrealized gains and losses are summarized as follows:

                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                      1998            1997           1996
                                                                                      ----            ----           ----
                                                                                             (dollars in thousands)
Realized gains:
   Fixed maturities available for sale............................................  $    1,588           914          2,007
   Equity securities..............................................................       1,449         2,464          1,469
                                                                                    ---------------------------------------
Total realized gains..............................................................       3,037         3,378          3,476
                                                                                    ---------------------------------------

Realized losses:
   Fixed maturities available for sale............................................          32           236            480
   Equity securities..............................................................          80            99            208
                                                                                    ---------------------------------------
Total realized losses.............................................................         112           335            688
                                                                                    ---------------------------------------

Net realized gains on investments.................................................  $    2,925         3,043          2,788
                                                                                    ---------------------------------------

Increase (decrease) in unrealized holding gains -- Fixed
   maturities held to maturity....................................................  $     (371)        1,464         (1,604)
                                                                                    ---------------------------------------

Increase in unrealized holding gains -- Equity
   securities.....................................................................  $    6,014         3,426          1,628

Increase (decrease) in unrealized holding gains -- Fixed
   maturities available for sale at fair value....................................       2,657         7,819         (9,102)

Change in deferred unrealized gain................................................        (184)         (119)          (132)

Deferred federal income taxes thereon.............................................      (2,970)       (3,894)         2,662

Minority interest.................................................................          (2)           --             --
                                                                                    ---------------------------------------

Increase (decrease) in net unrealized holding gains or losses.....................  $    5,515         7,232         (4,944)
                                                                                    ---------------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company's investments in held to maturity securities and available for sale securities are summarized as follows:

                                                                                   GROSS               GROSS
    HELD TO MATURITY AT DECEMBER 31, 1998:                     AMORTIZED        UNREALIZED          UNREALIZED        FAIR
                                                                 COST          HOLDING GAINS      HOLDING LOSSES      VALUE
                                                                 ----          -------------      --------------      -----
                                                                                  (dollars in thousands)
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $     6,291             145                 --            6,436
Obligations of states and political subdivisions..........        7,055             508                 --            7,563
Mortgage-backed securities................................       42,580           1,247                 --           43,827
                                                            ---------------------------------------------------------------
Total.....................................................  $    55,926           1,900                 --           57,826
                                                            ---------------------------------------------------------------

    AVAILABLE FOR SALE AT DECEMBER 31, 1998:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $    79,089           2,812                 24           81,877
Obligations of states and political subdivisions..........      363,532          14,346                261          377,617
Corporate securities......................................        8,996             798                 --            9,794
Mortgage-backed securities................................       12,391             185                 20           12,556
                                                            ---------------------------------------------------------------
   Total fixed maturities.................................      464,008          18,141                305          481,844
Equity securities.........................................       29,233          14,081              1,118           42,196
                                                            ---------------------------------------------------------------
Total.....................................................  $   493,241          32,222              1,423          524,040
                                                            ---------------------------------------------------------------

    HELD TO MATURITY AT DECEMBER 31, 1997:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $     6,689              73                  2            6,760
Obligations of states and political subdivisions..........        7,068             430                 --            7,498
Mortgage-backed securities................................       65,543           1,806                 36           67,313
                                                            ---------------------------------------------------------------
Total.....................................................  $    79,300           2,309                 38           81,571
                                                            ---------------------------------------------------------------


    AVAILABLE FOR SALE AT DECEMBER 31, 1997:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies...................  $   101,020           2,135                252          102,903
Obligations of states and political subdivisions..........      280,423          12,597                  8          293,012
Corporate securities......................................       12,148             636                104           12,680
Mortgage-backed securities................................       12,224             214                 39           12,399
                                                            ---------------------------------------------------------------
   Total fixed maturities.................................      405,815          15,582                403          420,994
Equity securities.........................................       19,120           7,207                258           26,069
                                                            ---------------------------------------------------------------
Total.....................................................  $   424,935          22,789                661          447,063
                                                            ---------------------------------------------------------------

Deferred  federal income taxes on the net unrealized  holding gain was  $10,919,000  and $7,949,000 at December 31,
1998 and 1997, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities segregated by held to maturity and available for sale, at December 31, 1998, by contractual maturity, are summarized as follows:

                                                                   HELD TO MATURITY                 AVAILABLE FOR SALE
                                                                   ----------------                 ------------------
                                                               AMORTIZED           FAIR           AMORTIZED          FAIR
                                                                 COST              VALUE            COST             VALUE
                                                                 ----              -----            ----             -----
                                                                                 (dollars in thousands)

         Due after 1 year or less...........................   $  1,404            1,408              3,207           3,247
         Due after 1 year through 5 years...................      2,364            2,457             49,263          51,111
         Due after 5 years through 10 years.................      4,541            4,756            155,414         164,481
         Due after 10 years.................................      5,037            5,378            243,733         250,449
                                                               ------------------------------------------------------------
         ...................................................     13,346           13,999            451,617         469,288

         Mortgage-backed securities.........................     42,580           43,827             12,391          12,556
                                                               ------------------------------------------------------------
                                                                $55,926           57,826            464,008         481,844
                                                               ============================================================

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $17,666,000 and $16,360,000 were on deposit as required by law or specific escrow agreement at December 31, 1998 and 1997, respectively.

Components of net investment income are summarized as follows:

                                                                                           YEAR ENDED DECEMBER 31
                                                                                           ----------------------
                                                                                    1998             1997            1996
                                                                                    ----             ----            ----
                                                                                            (dollars in thousands)

Fixed maturities.............................................................    $  30,182          29,784            29,141
Equity securities............................................................          477             372               342
Surplus note receivable......................................................          235              --                --
Cash and cash equivalents....................................................        1,908           1,210               995
                                                                                 -------------------------------------------
Investment income............................................................       32,802          31,366            30,478
                                                                                 -------------------------------------------

Investment expenses..........................................................          296             259               615
                                                                                 -------------------------------------------
Net investment income........................................................    $  32,506          31,107            29,863
                                                                                 ============================================

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

     Cash and cash equivalents and surplus note receivable: The carrying amounts reported in the balance sheet for these instruments approximate their fair value.

   See note 2 for additional fair value disclosures.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4) Losses and Loss Expenses Payable
   Activity in the liability for losses and loss expenses is summarized as follows:

                                                                                           YEAR ENDED DECEMBER 31
                                                                                           ----------------------
                                                                                     1998           1997           1996
                                                                                     ----           ----           ----
                                                                                           (dollars in thousands)
Losses and loss expenses payable, net of reinsurance receivables,
   at beginning of year.........................................................  $  194,155        199,480         206,327
Incurred related to:
   Current year.................................................................     255,885        225,666         246,886
   Prior years..................................................................     (13,591)       (17,432)        (26,852)
                                                                                  -----------------------------------------
Total incurred..................................................................     242,294        208,234         220,034
                                                                                  -----------------------------------------

Paid related to:
   Current year.................................................................     157,988        134,890         148,095
   Prior years..................................................................      86,671         78,669          78,786
                                                                                  -----------------------------------------
Total paid......................................................................     244,659        213,559         226,881
                                                                                  -----------------------------------------

Impact of pooling change, January 1, 1998 (note 5)..............................      13,244             --              --
                                                                                  -----------------------------------------

Losses and loss expenses payable, net of reinsurance recoverables,
   at end of year...............................................................  $  205,034        194,155         199,480
                                                                                  ==========================================

   The liability for losses and loss expenses decreased by $13,591,000 in 1998, $17,432,000 in 1997 and $26,852,000 in 1996, for claims that had occurred in prior years. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to lower inflation. This along with fundamental improvements primarily in the auto liability and workers' compensation lines of business resulted in incurred losses and loss expenses developing favorably. Because of the nature of the business written over the years, the Company's management believes that the Company has limited exposure to environmental claim liabilities.

(5) REINSURANCE

   In the ordinary course of business, State Auto P&C and Milbank assume and cede reinsurance with other insurers and reinsurers and are members in various pools and associations. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; some is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.

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

   Since 1995, State Auto P&C and Milbank have participated in a reinsurance pooling arrangement with Mutual. During 1996 and 1997 the pooling participation percentages allocated 35% to State Auto P&C, 55% to Mutual and 10% to Milbank.

   Effective January 1, 1998, the pooling arrangement was amended to include all of the property and casualty business of Midwest Security Insurance Company (Midwest), a wholly owned subsidiary of Mutual. Concurrent, with the inclusion of Midwest, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 52% to Mutual, 10% to Milbank and 1% to Midwest Security. In connection with the January 1, 1998 change in pooling percentages, State Auto P&C and Milbank received approximately $19.7 million to cover their increased share of pool liabilities.

   The pooling arrangement was amended pursuant

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



to a Reinsurance Pooling Agreement, amended and restated, referred to hereafter to include each of its predecessor agreements as the "Pooling Agreement", as of January 1, 1999, to include all of the property and casualty business of Farmers Casualty. Concurrent, with the inclusion of Farmers Casualty, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 49% to Mutual, 10% to Milbank, 1% to Midwest and 3% to Farmers Casualty. In connection with the January 1, 1999 change in pooling percentages, State Auto P&C, Milbank and Farmers Casualty received approximately $ 11.4 million to cover their increased share of pool liabilities.

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

    Effective July 1, 1996, the State Auto Insurance Companies (State Auto P&C, Mutual, Milbank and National) negotiated a change in their catastrophe reinsurance program. In 1998, Midwest Security became party to the catastrophe reinsurance program. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security and National pursuant to a catastrophe reinsurance agreement in the amount of $100.0 million excess of $120.0 million. To protect against a catastrophe loss event in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120.0 million, the Company entered into a structured contingent financing transaction with Chase Manhattan Bank (Chase) to provide up to $100.0 million of additional reinsurance protection. Under this arrangement, in the event of such a loss, the Company would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which will borrow the money necessary for such purchase from Chase and a syndicate of other lenders. The Company will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. The Company is obligated to repay SPC by redeeming the preferred shares over a six year period. This layer of $100.0 million in excess of $120.0 million has been excluded from the pooling arrangement pursuant to the terms of the Pooling Agreement.

    In addition, the Company's obligation to repay SPC has been secured by a Put Agreement among the Company, Mutual and the Lenders, under which, in the event of a default by the Company, as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

    The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums as assets. The amounts reported represent State Auto P&C's and Milbank's pooling percentage of the total amounts ceded to unaffiliated reinsurers and National's ceded amounts. All contracts providing indemnification against loss or liability relating to insurance risk have been accounted for as reinsurance. Contracts for which it is not clear that the treaty results in the reasonable possibility that the reinsurance may realize a significant loss from the insurance risk assumed have been accounted for as deposits.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



   The following table summarizes State Auto P&C's and Milbank's direct business, amounts contributed to the pool and their participation in the pool:

                                                                                                        DECEMBER 31
                                                                                                        -----------
                                                                                                 1998                1997
                                                                                                 ----                ----
                                                                                                  (dollars in thousands)
Losses and loss expenses payable:
   Direct...................................................................................  $  196,473             195,802
   Assumed (excluding intercompany pooling).................................................      10,437              11,675
   Ceded (excluding intercompany pooling)...................................................      (9,180)            (11,224)
                                                                                              ------------------------------
      Net amount contributed to the pool....................................................     197,730             196,253
                                                                                              ------------------------------

   Direct and assumed (intercompany pooling)................................................     208,161             197,515
   Ceded (intercompany pooling).............................................................     (11,343)            (10,009)
                                                                                              ------------------------------
      Net participation in the pool.........................................................  $  196,818             187,506
                                                                                              ==============================

Unearned premiums:
   Direct...................................................................................  $  130,160             127,057
   Assumed (excluding intercompany pooling).................................................       4,243               4,688
   Ceded (excluding intercompany pooling)...................................................      (2,943)             (3,236)
                                                                                              ------------------------------
      Net amount contributed to the pool....................................................     131,460             128,509
                                                                                              ------------------------------

   Direct and assumed (intercompany pooling)................................................     125,411             115,146
   Ceded (intercompany pooling).............................................................      (2,389)             (2,573)
                                                                                              ------------------------------
      Net participation in the pool.........................................................  $  123,022             112,573
                                                                                              ==============================

                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                 1998               1997             1996
                                                                                 ----               ----             ----
                                                                                          (dollars in thousands)
Earned premiums:
   Direct.................................................................... $   354,291          340,808           326,779
   Assumed (excluding intercompany pooling)..................................      14,386           14,917            17,842
   Ceded (excluding intercompany pooling)....................................     (12,039)         (13,416)          (15,512)
                                                                              ----------------------------------------------
      Net amount contributed to the pool.....................................     356,638          342,309           329,109
                                                                              ----------------------------------------------

   Direct and assumed (intercompany pooling).................................     337,538          305,965           300,291
   Ceded (intercompany pooling)..............................................      (9,395)          (9,919)          (10,773)
                                                                              ----------------------------------------------
      Net participation in the pool..........................................     328,143          296,046           289,518
   Assumed from affiliates (excluding intercompany pooling)..................       2,475            2,505             1,260
                                                                              ----------------------------------------------
      Total.................................................................. $   330,618          298,551           290,778
                                                                              ==============================================

Losses and loss expenses incurred:
   Direct.................................................................... $   244,302          227,599           247,790
   Assumed (excluding intercompany pooling)..................................      13,644           14,875            19,698
   Ceded (excluding intercompany pooling)....................................      (5,151)          (6,016)           (9,571)
                                                                              ----------------------------------------------
      Net amount contributed to the pool.....................................     252,795          236,458           257,917
                                                                              ----------------------------------------------

   Direct and assumed (intercompany pooling).................................     227,000          195,636           214,662
   Ceded (intercompany pooling)..............................................      (3,689)          (4,409)           (5,094)
                                                                              ----------------------------------------------
      Net participation in the pool.......................................... $   223,311          191,227           209,568
                                                                              ==============================================

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

   Amounts related to National's reinsurance agreement that are reported as assets in the accompanying consolidated balance sheets are summarized as follows:

                                                                                                          DECEMBER 31
                                                                                                          -----------
                                                                                                   1998               1997
                                                                                                   ----               ----
                                                                                                     (dollars in thousands)

Losses and loss expenses payable..............................................................  $   2,324              2,086
Unearned premiums.............................................................................      1,625              1,626
                                                                                                ----------------------------

   The effects of the agreement on the indicated income and expense accounts are summarized as follows:

                                                                                                YEAR ENDED DECEMBER 31
                                                                                                ----------------------
                                                                                           1998          1997          1996
                                                                                           ----          ----          ----
                                                                                                (dollars in thousands)

Earned premiums......................................................................  $   4,987        4,144         2,700
Losses and loss expenses incurred....................................................      3,204        2,950         1,467
                                                                                       ------------------------------------

(6) TRANSACTIONS WITH MUTUAL

    State Auto P&C provides Mutual and its insurance affiliates executive management services to oversee the insurance operations of these companies. Fees relating to these services amounted to $4,908,000 in 1998, $4,563,000 in 1997 and $4,144,000 in 1996.

    Stateco provides Mutual and its affiliates investment management services. Fees related to these services amounted to $3,037,000 in 1998, $2,804,000 in 1997 and $2,588,000 in 1996.

    S.I.S. provides insurance software products and services to Mutual and its affiliates. Fees relating to these services amounted to $1,048,000 in 1998, $889,000 in 1997 and $859,000 in 1996 and is included in other income.

    Effective January 1, 1998, 518 PML began leasing assets to Mutual and its affiliates. Fees relating to these services amounted to $268,000 in 1998 and is included in other income.

    State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C. As of December 31, 1998, there has been no adverse development of the liability.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7) FEDERAL INCOME TAXES

    A reconciliation between actual federal income taxes and the amount computed at the indicated statutory rate is as follows:

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      ----------------------
                                                                       1998                 1997              1996
                                                                      AMOUNT        %      AMOUNT       %     AMOUNT      %
                                                                      ------      ----     ------     ----    ------     ----
                                                                            (dollars in thousands, except percentages)

Amount at statutory rate.........................................  $   17,361      35       19,823     35      12,177     35

Tax-free interest and dividends received deduction...............      (5,423)    (11)      (4,368)    (8)     (3,913)   (11)
Other, net.......................................................         170      --          185     --         121     --
                                                                   ----------------------------------------------------------
Effective tax rate...............................................  $   12,108      24       15,640     27       8,385     24
                                                                   ==========================================================


   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                                   1998              1997
                                                                                                   ----              ----
                                                                                                    (dollars in thousands)
   Deferred tax assets:
      Unearned premiums not deductible.........................................................  $   8,885             8,458
      Losses and loss expenses payable discounting.............................................      8,257             7,347
      Other....................................................................................      1,604             1,133
                                                                                                  --------------------------
          Total deferred tax assets............................................................     18,746            16,938
                                                                                                  ==========================

   Deferred tax liabilities:
      Deferral of policy acquisition costs.....................................................      8,680             7,854
      Net pension expense......................................................................      5,732             5,112
      Unrealized holding gain on investments...................................................     10,919             7,948
      Other....................................................................................      1,510             1,311
                                                                                                 ---------------------------
          Total deferred tax liabilities.......................................................     26,841            22,225
                                                                                                 ---------------------------
          Net deferred tax liabilities.........................................................  $  (8,095)           (5,287)
                                                                                                 ============================

    The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

    Federal income taxes paid during 1998, 1997 and 1996 were $11,768,000, $14,254,000 and $13,602,000, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8) PENSION BENEFIT PLANS

   State Auto P&C, Stateco and S.I.S., pursuant to an intercompany agreement, are participants, together with Mutual, in a defined benefit pension plan that covers substantially all employees of Mutual, State Auto P&C, Milbank, Stateco and S.I.S. The assets of the plan are represented primarily by U.S. government and agency obligations, bonds, and common stocks. Mutual, State Auto P&C, Stateco and S.I.S.'s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant's defined average annual compensation.

Information regarding the funded status and net periodic pension cost for State Auto P&C, Milbank, Stateco and S.I.S.'s participation in the plan is as follows:

                                                                                                          DECEMBER 31
                                                                                                          -----------
                                                                                                    1998               1997
                                                                                                    ----               ----
                                                                                                        (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year........................................................ $   39,727            38,838
Service cost...................................................................................      1,686             1,548
Interest cost..................................................................................      2,977             2,760
Actuarial loss.................................................................................      4,024               348
Benefits paid..................................................................................     (3,656)           (3,767)
                                                                                                -----------------------------

Benefit obligation at end of year.............................................................. $   44,758            39,727
                                                                                                -----------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year................................................. $   64,565            54,991
Actual return on plan assets...................................................................     11,984            11,655
Company contributions..........................................................................         --             1,446
Asset gain.....................................................................................      2,560               240
Benefits paid..................................................................................     (3,656)           (3,767)
                                                                                                -----------------------------

Fair value of plan assets at end of year....................................................... $   75,453            64,565
                                                                                                -----------------------------

Funded status.................................................................................. $   30,695            24,838
Unrecognized net actuarial gain................................................................    (14,816)          (10,721)
Unrecognized prior service cost................................................................      1,587             1,700
Unrecognized transition asset..................................................................     (1,088)           (1,209)
                                                                                                -----------------------------
Prepaid pension expense........................................................................ $   16,378            14,608
                                                                                                =============================

                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                      1998             1997             1996
                                                                                      ----             ----             ----
                                                                                                (in thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..................................................................... $   1,686            1,548           1,481
Interest cost....................................................................     2,977            2,760           2,648
Expected return on plan assets...................................................    (5,430)          (4,742)         (4,172)
Amortization of prior service cost...............................................       114              114             114
Amortization of transition asset.................................................      (121)            (121)           (121)
Amortization of net gain.........................................................        (8)              (3)             --
                                                                                  -------------------------------------------
Net periodic benefit cost........................................................ $    (782)            (444)            (50)
                                                                                  ===========================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                   1998             1997             1996
                                                                                   ----             ----             ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate....................................................................  7.00%             7.25            7.25
Rates of increase in compensation levels.........................................  9.00%             9.00            9.00
Expected long-term rate of return on assets......................................  4.50%             4.50            4.50

   State Auto P&C, Stateco and S.I.S. are also participants with Mutual in a defined contribution plan that covers substantially all employees of Mutual, State Auto P&C, Milbank, Stateco and S.I.S. Contributions to the plan are based on employee contributions and the level of Company match. State Auto P&C, Milbank, Stateco and S.I.S.'s share of the expense under the plan totaled $782,000, $726,000 and $667,000 for the years 1998, 1997 and 1996, respectively.


(9) STOCKHOLDERS' EQUITY

(a) STOCK SPLIT

    On May 28, 1998, the Company's authorized capital was increased to 100,000,000 shares of common stock and the Company's Board of Directors declared a two-for-one common stock split. Also, on May 30, 1996, the Company's Board declared a three-for-two common stock split effected in the form of a stock dividend. The financial statements, notes and other references to share information and per share data have been given retroactive effect to reflect the stock splits for all periods presented. Fractional shares were paid in cash.

(b) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

    State Auto P&C, Milbank, National and Farmers Casualty are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to the Company during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $21.9 million is available for payment to the Company in 1999 without prior approval.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:

                                                                                                         DECEMBER 31
                                                                                                         -----------
                                                                                                   1998              1997
                                                                                                   ----              ----
                                                                                                   (dollars in thousands)

Statutory capital and surplus of insurance subsidiaries....................................... $   232,407           208,050
Net assets of noninsurance parent and affiliates..............................................      28,677            15,869
                                                                                               -----------------------------
                                                                                                   261,084           223,919

Add (subtract) cumulative effect of adjustments:
   Deferred policy acquisition costs..........................................................      24,799            22,440
   Losses and loss expenses payable...........................................................      12,817            10,870
   Net prepaid pension expense................................................................      16,368            14,577
   Deferred federal income taxes..............................................................      (7,899)           (5,211)
   Excess of statutory loss liabilities over case basis amounts...............................      11,482             9,940
   Fixed maturities at fair value.............................................................      18,809            16,625
   Goodwill...................................................................................       1,880             2,078
   Other, net.................................................................................       1,484             2,020
                                                                                               -----------------------------
    Stockholders' equity per accompanying consolidated
       financial statements................................................................... $   340,824           297,258
                                                                                               =============================

                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                  1998              1997              1996
                                                                                  ----              ----              ----
                                                                                          (dollars in thousands)

Statutory net income of insurance subsidiaries............................... $  28,696            35,660           22,268
Net income of noninsurance parent and affiliates.............................     3,227             2,581            2,301
                                                                              --------------------------------------------
                                                                                 31,923            38,241           24,569

Increases (decreases):
   Deferred policy acquisition costs.........................................     2,359             2,407             (144)
   Losses and loss expenses payable..........................................     1,947               258            1,078
   Net prepaid pension expense...............................................     1,791             1,898            1,571
   Deferred federal income taxes.............................................       279            (1,344)             (51)
   Goodwill amortization.....................................................      (198)             (198)            (198)
   Other, net................................................................      (604)             (264)            (418)
                                                                              --------------------------------------------

   Net income per accompanying consolidated
      financial statements................................................... $  37,497            40,998           26,407
                                                                              ============================================


(10) PREFERRED STOCK

    The Company has authorized two classes of preferred stock. For both classes, upon issuance, the Board of Directors has authority to fix and determine the significant features of the shares issued, including, among other things, the dividend rate, redemption price, redemption rights, conversion features and liquidation price payable in the event of any liquidation, dissolution, or winding up of the affairs of the Company. See note (5) regarding the Company's obligation to issue redeemable preferred shares to SPC in connection with its catastrophic reinsurance arrangements with Chase Manhattan Bank.

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

                                                                                             1998         1997         1996
                                                                                             ----         ----         ----
                                                                                                 (in thousands, except
                                                                                                  per share figures)

Pro forma net earnings....................................................................$  35,700       40,045      25,565

Pro forma net earnings per common share
     Basic................................................................................$     .85          .96         .62
     Diluted..............................................................................$     .83          .94         .61

    The Company has stock option plans for certain directors and key employees of Mutual, State Auto P&C, Stateco and S.I.S. The nonemployee directors' plan provides each nonemployee director an option to purchase 1,000 shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the last business day prior to the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The key employee's plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 3,600,000 shares of common stock under this plan. For certain employees these options are exercisable from 1 to 10 years from date of grant, and 3 to 10 years for remaining employees.

    The fair value of these options utilized in the pro forma information above were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yield of .75%, 1.0% and 1.0%; expected volatility factors of .26, .24 and .23; risk-free interest rates of 5.5%, 6.7% and 6.6%; and expected life of the option of 8.5, 8.0 and 8.0 years.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 1998, 1997 and 1996, follows:


                                       1998                             1997                              1996
                             ----------------------------     ----------------------------     ----------------------------
                                       WEIGHTED - AVERAGE               WEIGHTED - AVERAGE               WEIGHTED - AVERAGE
                             OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                             -------     --------------       -------     --------------       -------     --------------
                                                  (numbers in thousands, except per share figures)
Outstanding, beginning
 of year                       2,019         $5.04            2,261           $4.79             1,900          $4.17
   Granted                       339         16.31               37            9.31               433           7.36
   Exercised                    (86)          4.02             (276)           3.49               (72)          3.88
   Cancelled                     --            --                (3)           7.32               --             --
                               -----                          -----                             -----
Outstanding, end of year       2,272         $6.76            2,019           $5.04             2,261          $4.79
                               =====                          =====                             =====

Weighted - average fair
value of options granted
during the year:                             $6.78                            $4.37                            $2.91

A summary of information pertaining to options outstanding and exercisable as of December 31, 1998 follows:

                                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  -----------------------------------------------------      -------------------------------
                                            WEIGHTED - AVERAGE
                                                 REMAINING           WEIGHTED - AVERAGE                  WEIGHTED - AVERAGE
   RANGE OF EXERCISE PRICES       NUMBER     CONTRACTUAL LIFE          EXERCISE PRICE        NUMBER        EXERCISE PRICE
   ------------------------       ------     ----------------          --------------        ------        --------------
                                                         (numbers in thousands, except per share figures)

    Less than $5.00                 964             3.8                    $  3.75              964          $  3.75
    $5.01 - $10.00                  969             6.8                       6.41              902             6.33
    Greater than $10.01             339             9.2                      16.31               58            12.94
                                  -----                                                       -----
                                  2,272             5.9                    $  6.76            1,924          $  5.24
                                  =====                                                       =====

   The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of Mutual, State Auto P&C, Stateco and S.I.S. may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2,400,000 shares of common stock under this plan. At December 31, 1998, 1,407,000 shares have been purchased under this plan. Compensation expense is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yield of .75%, 1.0% and 1.0%; expected volatility factors of .44, .32 and .24; risk-free interest rates of 4.7%, 5.6% and 6.5%; and expected lives of 6 months for both years. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 were $3.92, $2.61 and $1.76, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12) NET EARNINGS PER COMMON SHARE

The following table sets forth the compilation of basic and diluted net earnings per common share:
                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                 1998               1997             1996
                                                                                 ----               ----             ----
                                                                                  (in thousands, except per share data)

Numerator:
   Net earnings for basic and diluted earnings per common share..............   $37,497             40,998           26,407
                                                                                ===========================================

Denominator:
   Weighted average shares for basic net earnings...........................
      per common share .....................................................     41,887             41,544           41,277

   Effect of dilutive stock options..........................................     1,014                906              668

   Adjusted weighted average shares for.....................................
      diluted net earnings per common share.................................     42,901             42,450           41,945
                                                                                ===========================================
Basic net earnings per common share..........................................   $   .89                .99              .64
                                                                                ===========================================
Diluted net earnings per common share........................................   $   .87                .97              .63
                                                                                ===========================================


(13) OTHER COMPREHENSIVE INCOME

The related federal income tax effects of each component of other comprehensive income are as follows:

                                                                                       YEAR ENDED DECEMBER 31, 1998
                                                                                       ----------------------------
                                                                              BEFORE-TAX        TAX (EXPENSE)     NET-OF-TAX
                                                                                AMOUNT           OR BENEFIT         AMOUNT
                                                                                ------           ----------         ------
                                                                                              (in thousands)

Net unrealized holding gains on securities:
   Unrealized holding gains arising during 1998..............................   $11,412            (3,994)           7,418
   Reclassification adjustments for gains realized in net income.............    (2,925)            1,023           (1,902)
   Minority interest.........................................................        (2)                1               (1)
                                                                                -------------------------------------------
   Net unrealized holding gains..............................................     8,485            (2,970)           5,515
                                                                                ------------------------------------------
Other comprehensive income...................................................   $ 8,485            (2,970)           5,515
                                                                               ============================================

                                                                                       YEAR ENDED DECEMBER 31, 1997
                                                                                       ----------------------------
                                                                              BEFORE-TAX        TAX (EXPENSE)     NET-OF-TAX
                                                                                AMOUNT           OR BENEFIT         AMOUNT
                                                                                ------           ----------         ------
                                                                                              ( in thousands)
Net unrealized holding gains on securities:
   Net unrealized holding gains..............................................   $11,125           (3,894)            7,232
                                                                                ------------------------------------------
Other comprehensive income...................................................   $11,125           (3,894)            7,232
                                                                                ==========================================

                                                                                       YEAR ENDED DECEMBER 31, 1996
                                                                                       ----------------------------
                                                                              BEFORE-TAX        TAX (EXPENSE)     NET-OF-TAX
                                                                                AMOUNT           OR BENEFIT         AMOUNT
                                                                                ------           ----------         ------
                                                                                              ( in thousands)
Net unrealized holding losses on securities:
   Net unrealized holding losses.............................................  $(7,606)             2,662           (4,944)
                                                                                ------------------------------------------
Other comprehensive income...................................................  $(7,606)             2,662           (4,944)
                                                                                ==========================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14) REPORTABLE SEGMENTS

    The Company has three reportable segments: standard insurance, nonstandard insurance and investment management services. The standard insurance segment provides personal and commercial insurance to its policyholders. Its principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. The nonstandard insurance segment provides personal automobile insurance to policyholders that are typically rejected or canceled by standard insurance carriers because of poor loss experience or a history of late payment of premiums. Both the standard and nonstandard insurance segments operate primarily in the Midwest and Eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. The investment management services segment manages the investment portfolios of affiliated insurance companies.

    The Company evaluates performance and allocates resources based on profit or loss from operations, excluding net realized gains on investments on the Company's investment portfolio, before federal income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

    Intersegment sales and transfers are priced at estimated market value.

    The reportable segments are business units that are each managed separately because of the differences in products or service they offer and type of customer they serve.

    Revenue from segments in the other category is attributable to three other operating segments of the Company; an insurance software development and resale segment, a premium finance segment and a property management and leasing segment. These segments have never met the quantitative thresholds for determing reportable segments.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following provides financial information regarding the Company's reportable segments:

                                                                                    1998             1997            1996
                                                                                    ----             ----            ----
                                                                                                (in thousands)
 REVENUES FROM EXTERNAL CUSTOMERS:
   Standard insurance...........................................................  $365,510          332,126          323,259
   Nonstandard insurance........................................................    27,064           22,893           14,725
   Investment management services...............................................     3,328            3,422            3,048
   All other....................................................................     2,906            1,424            1,247
                                                                                  ------------------------------------------
 Total revenues from external customers.........................................   398,808          359,865          342,279

 Intersegment revenues:
   Standard insurance...........................................................       261              261              156
   Nonstandard insurance........................................................       (90)             (75)             (30)
 Total intersegment revenues....................................................       171              186              126
                                                                                  ------------------------------------------
 Total revenue..................................................................  $398,979          360,051          342,405
                                                                                  ==========================================

 Reconciling items:
   Intersegment revenues........................................................  $   (171)            (186)            (126)
   Corporate revenues...........................................................       326               68               30
   Net realized gains on investment.............................................     2,925            3,043            2,788
                                                                                  ------------------------------------------
Total consolidated revenues.....................................................  $402,059          362,976          345,097
                                                                                  ==========================================

 Segment profit:
   Standard insurance...........................................................  $ 40,310           48,376           27,280
   Nonstandard insurance........................................................     1,313            1,192            1,242
   Investment management services...............................................     4,908            4,901            4,459
   All other....................................................................     1,323              269               71
                                                                                  ------------------------------------------
   Total segment profit.........................................................    47,854           54,738           33,052

 Reconciling items:
   Corporate expenses...........................................................    (1,104)          (1,120)          (1,044)
   Net realized gains on investment.............................................     2,925            3,043            2,788
   Miscellaneous adjustment in consolidation....................................       (70)             (23)              (4)
                                                                                  ------------------------------------------
Total consolidated income before federal income taxes...........................  $ 49,605           56,638           34,792
                                                                                  ==========================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                     1998             1997             1996
                                                                                     ----             ----             ----
                                                                                                 (in thousands)
 NET INVESTMENT INCOME:
   Standard insurance...........................................................  $ 27,710           26,984           26,374
   Nonstandard insurance........................................................     1,383            1,315              971
   Investment management services...............................................       292              598              460
   All other....................................................................       432               62               60
                                                                                  -------------------------------------------
 Total net investment income....................................................    29,817           28,959           27,865

 Reconciling items:
   Corporate net investment income..............................................       326               41               16
   Reclassification adjustments in consolidation................................     2,363            2,107            1,982
                                                                                  -------------------------------------------
   Total consolidated net investment income.....................................  $ 32,506           31,107           29,863
                                                                                  ============================================

 DEPRECIATION AND AMORTIZATION EXPENSE:
   Standard insurance...........................................................  $  1,865            1,796            1,620
   Nonstandard insurance........................................................        13                8                8
   Investment management services...............................................        25               10               28
   All other....................................................................       763              509              413
                                                                                  -------------------------------------------
Total depreciation and amortization expense.....................................  $  2,666            2,323            2,069
                                                                                  ===========================================

 SEGMENT ASSETS:
   Standard insurance...........................................................  $641,195          586,042          547,136
   Nonstandard insurance........................................................    37,997           35,037           28,207
   Investment management services...............................................     7,449           13,115            9,578
   All other....................................................................    15,741            3,385            3,260
                                                                                  -------------------------------------------
   Total segment assets.........................................................   702,382          637,579          588,181

 Reconciling items:
   Corporate expenses...........................................................    10,979            2,212            1,486
   Reclassificaiton adjustments in consolidation................................    (3,583)            (968)          (3,340)
                                                                                  -------------------------------------------
Total consolidated assets.......................................................  $709,778          638,823          586,327
                                                                                  ===========================================

 EXPENDITURE FOR ADDITIONS TO LONG-LIVED ASSETS:
   Standard insurance...........................................................  $     51              109              124
   Investment management services...............................................       209              771               --
   All other....................................................................     2,556               31               43
                                                                                  -------------------------------------------
   Total expenditure for additions to long-lived assets.........................  $  2,816              911              167
                                                                                  ===========================================


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Revenues from external customers include the following products and services:

                                                                                    1998             1997            1996
                                                                                    ----             ----            ----
                                                                                                (in thousands)
 Earned premiums
 Standard insurance:
   Automobile...................................................................  $186,283          167,241          164,099
   Homeowners and farmowners....................................................    57,983           51,865           51,435
   Commercial multi-peril.......................................................    21,791           19,812           18,228
   Workers' compensation........................................................    12,006           12,605           14,878
   Fire and allied..............................................................    23,698           21,310           19,610
   Other and products liability.................................................    17,313           15,364           13,478
   Other lines..................................................................    11,545           10,354            9,049
                                                                                  -------------------------------------------
 Total standard insurance earned premiums.......................................   330,619          298,551          290,777
 Nonstandard insurance:
   Automobile...................................................................    25,591           21,499           13,695
                                                                                  -------------------------------------------
 Total nonstandard insurance earned premiums....................................    25,591           21,499           13,695
                                                                                  -------------------------------------------
 Total earned permiums..........................................................   356,210          320,050          304,472
 Investment management services.................................................     3,036            2,804            2,588
 Net investment income..........................................................    32,180           31,066           29,868
 Other income...................................................................     7,382            5,945            5,351
                                                                                  -------------------------------------------

 Total revenues from external customers.........................................  $398,808          359,865          342,279
                                                                                  ===========================================

The standard insurance segment (State Auto P&C and Milbank) participates in a reinsurance pooling agreement with other standard insurance affiliates. For discussion regarding this arrangement and the segment's contribution to the pool and participation in the pool, see note 5.

Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                FOR THREE MONTHS ENDED
                                                                                ----------------------
                                                             MARCH 31,      JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                             ---------      --------        -------------       ------------
                                                                                        1998
                                                                                        ----
                                                                  (dollars in thousands, except per share amounts)

Total revenues..........................................  $      99,361        99,823          102,212             100,663
Earnings before federal income taxes....................         15,874         3,296           13,469              16,966
Net earnings ...........................................         11,531         2,780           10,552              12,634
Net earnings per common share (note 9a):
   Basic................................................            .27           .07              .25                 .30
   Diluted..............................................            .27           .06              .25                 .29
                                                          ================================================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                               FOR THREE MONTHS ENDED
                                                                               ----------------------
                                                             MARCH 31,      JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                             ---------      --------        -------------       ------------
                                                                                        1997
                                                                                        ----
                                                                  (dollars in thousands, except per share amounts)

Total revenues..........................................   $     88,998        90,443           91,052              92,483
Earnings before federal income taxes....................         12,082        13,345           13,629              17,582
Net earnings ...........................................          8,871         9,680            9,746              12,701
Net earnings per common share (note 9a):
   Basic................................................            .21           .24              .23                 .31
   Diluted..............................................            .21           .23              .23                 .30
                                                           ===============================================================

(16) CONTINGENCIES

   State Auto P&C, Milbank and National are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ---------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

(a)(1)   LISTING OF FINANCIAL STATEMENTS
         -------------------------------

                  The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 1998 and 1997
                  Consolidated Statements of Income for
                      each of the three years in the
                      period ended December 31, 1998
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998
                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998
                  Notes to Consolidated Financial Statements

(a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES
         ----------------------------------------

                  The following financial statement schedules of the Company for the years 1998, 1997 and 1996 are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.

     Schedule
      Number                        Schedule
     --------                       --------
        I.       Summary of Investments-Other Than
                 Investments in Related Parties

       II.       Condensed Financial Information of Registrant

       III.      Supplementary Insurance Information

       IV.       Reinsurance


                  Independent Auditors' Consent (filed as Exhibit 23).

                  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)  LISTING OF EXHIBITS
        -------------------
                                                                                If incorporated by reference document
                                                                                  with which Exhibit was previously
  Exhibit No.                   Description of Exhibit                                      filed with SEC
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

    3(A)(3)     State   Auto   Financial   Corporation   Certificate   of       Included herein
                Amendment  to  the  Amended  and  Restated   Articles  of
                Incorporation as of June 2, 1998

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

    10(A)       Reinsurance Agreement between State Automobile Mutual           1933 Act Registration Statement No.
                Insurance Company and Southern Home Insurance Company,          33-40643 on Form S-1 (see Exhibit
                now known as State Auto Property and Casualty Insurance         10(a) therein)
                Company, dated January 1, 1987

    10(B)       Amendment Number 1 effective January 1, 1992 to                 Form 10-K Annual Report for the year
                Reinsurance Agreement between State Automobile Mutual           ended December 31, 1991 (see Exhibit
                Insurance Company and State Auto Property and Casualty          10(B) therein)
                insurance Company formerly known as Southern Home Insurance
                Company, effective as of January 1, 1987

    10(C)       Amendment Number 2 dated as of December 1, 1993 to the          Form 10-K Annual Report for the year
                Reinsurance Agreement between State Automobile Mutual           ended December 31, 1993 (see Exhibit
                Insurance Company and State Auto Property and Casualty          10(C) therein)
                Insurance Company formerly known as Southern Home Insurance
                Company, effective as of January 1, 1987

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

    10(E)*      Amended and Restated Management Agreement among State           Form 10-K  Annual  Report  for the year
                Automobile Mutual Insurance Company, State Auto Property        ended  December  31, 1994 (see  Exhibit
                and  Casualty  Insurance  Company,  State  Auto  National       10(E) therein)
                Insurance  Company,  State  Auto  Financial  Corporation,
                State Auto Life Insurance Company,  and Milbank Insurance
                Company effective April  1,  1994  as  approved  by
                insurance   regulatory officials in Ohio, South Carolina
                and South Dakota

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

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

    10(G)       Guaranty Agreement between State Automobile Mutual              1933 Act Registration Statement
                Insurance Company and State Auto Property and Casualty          No. 33-40643 on Form S-1 (see
                Insurance Company dated as of May 16, 1991                      Exhibit 10(d) therein)

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

    10(P)       Investment Management Agreement between Stateco                 Form 10-K Annual Report for the year
                Financial Services, Inc. and State Automobile Mutual            ended December 31, 1992 (see Exhibit
                Insurance Company, effective April 1, 1993                      10(N) therein)

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

    10(CC)      Standby Purchase Agreement between State Auto Financial         Form 10-Q for the period ended
                Corporation and SAF Funding Corporation dated August 16,        September 30, 1996 (see Exhibit
                1996                                                            10(CC) therein)

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

    10(FF)      Option  Agreement  between  State  Auto  Mutual and State       Form 10-K  Annual  Report  for the year
                Auto Financial dated March 11, 1997                             ended  December  31, 1996 (see  Exhibit
                                                                                10(FF) therein)

    10(GG)      Amended and Restated Credit Agreement dated August 16,          Form 10-Q for the period ended
                1996 amended and restated July 18, 1997 between SAF             September 30, 1997 (see Exhibit 10(GG)
                Funding Corporation and the Chase Manhattan Bank                therein)

    10(HH)      Amended and Restated SERP of State Auto Mutual effective        Form 10-K Annual Report for the year
                as of January 1, 1994                                           ended December 31, 1997 (see Exhibit
                                                                                10(HH) therein)

    10(II)      Amended and Restated Reinsurance Pooling Agreement              Form 10-Q for the period ended March
                between State Automobile Mutual Insurance Company, State        31, 1998 (see Exhibit 10(II) therein)
                Auto Property and Casualty Insurance Company, Milbank
                Insurance Company and Midwest Security Insurance Company
                effective January 1, 1998

    10(JJ)      Agreement and Plan of Reorganization  dated July 7, 1998,       Form  8-K filed on July 7, 1998  (see
                by and among State Auto Financial Corporation, SAF              Exhibit 10(JJ) therein)
                Acquisition  Corp.,  State  Automobile  Mutual  Insurance
                Company  and  Milbank  Insurance  Company and the Closing
                Agreement dated July 7, 1998

    10(KK)      Reinsurance Pooling Agreement Amended and Restated as of        Included herein
                January 1, 1999 by and among State Automobile
                Mutual Insurance Company, State Auto Property and Casualty
                Insurance Company, Milbank Insurance Company, Midwest Security
                Insurance Company and Farmers Casualty Insurance Company

     11         Statement regarding computation of earnings per share           Included herein

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

     21        List of Subsidiaries of State Auto Financial Corporation         Included herein

     23        Consent of Independent Auditors                                  Included herein

     24        Powers of Attorney - John R. Lowther, David L.                   Form 10-K Annual Report for the year
               Bickelhaupt, Paul W. Huesman, George R.                          ended December 31, 1991 (see
               Manser and Robert J. Murchake                                    Exhibit 25 therein)

     24(A)     Power of Attorney - William J. Lhota                             Form 10-K Annual Report for the year
                                                                                ended  December 31, 1994 (see Exhibit
                                                                                25(A) therein)

    24(B)      Power of Attorney - David J. D'Antoni                            Form 10-K Annual Report for the year
                                                                                ended  December 31, 1995 (see Exhibit
                                                                                25(B) therein)

    24(C)      Powers of  Attorney - William J. Lhota,  Urlin G.  Harris,       Form 10-Q for the period ended June
               Jr.,  Robert  J. Murchake, Paul W. Huesman, George R.            30, 1997 (see Exhibit 24(C) therein)
               Manser, David L. Bickelhaupt, and David J. D'Antoni

    24(D)      Power of Attorney - John R. Lowther                              Form 10-Q for the  period  ended  March
                                                                                31, 1998 (see Exhibit 24(D) therein)

    24(E)      Power of Attorney - Robert H. Moone                              Included herein


    27         Financial Data Schedule                                          Included herein


(b)               REPORTS ON FORM 8-K
                  -------------------

                  The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 1998.

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

                                                STATE AUTO FINANCIAL CORPORATION


Dated:  March 29, 1999                          /s/ Robert L. Bailey
                                                --------------------------------
                                                Robert L. Bailey, Chairman
                                                and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                          Title                                Date
         ----                          -----                                ----

/s/ Robert L. Bailey         Chairman of the Board,                      March 29, 1999
-----------------------      Chief Executive Officer
Robert L. Bailey             and Director (principal
                             executive officer)



/s/ Steven J. Johnston       Chief Financial Officer,                    March 29, 1999
-----------------------      Vice President, Treasurer
Steven J. Johnston           (principal financial officer
                             and principal accounting
                             officer)



John R. Lowther*             Secretary and Director                      March 29, 1999
-----------------------
John R. Lowther


Urlin G. Harris, Jr.*        Director                                    March 29, 1999
-----------------------
Urlin G. Harris, Jr.

David L. Bickelhaupt*        Director                                    March 29, 1999
-----------------------
David L. Bickelhaupt


David J. D'Antoni*           Director                                    March 29, 1999
-----------------------
David J. D'Antoni


Paul W. Huesman*             Director                                    March 29, 1999
-----------------------
Paul W. Huesman


William J. Lhota*            Director                                    March 29, 1999
-----------------------
William J. Lhota


George R. Manser*            Director                                    March 29, 1999
-----------------------
George R. Manser


/s/ Robert H. Moone          Director                                    March 29, 1999
-----------------------
Robert H. Moone

         *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.



/s/Steven J. Johnston                                March 29, 1999
-----------------------
Steven J. Johnston
Attorney in Fact

                                   Item 14(d)
                          Financial Statement Schedules

                          STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                         SCHEDULE I(a) - SUMMARY OF INVESTMENTS - OTHER THAN
                                   INVESTMENTS IN RELATED PARTIES
                                          DECEMBER 31, 1998
                    Column A                              Column B       Column C       Column D
                    --------                              --------       --------       --------
                HELD TO MATURITY                                                        Amount at
                                                                                       which shown
                                                                                         in the
               Type of Investment                           Cost          Value       balance sheet
               ------------------                           ----          -----       -------------
                                                                      (in thousands)
Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                 $ 48,871       $ 50,263        $ 48,871
    States, municipalities and
      political subdivisions                                 7,055          7,563           7,055
                                                          --------       --------        --------
          Total fixed maturities - Held to maturity       $ 55,926       $ 57,826        $ 55,926
                                                          ========       ========        ========

                         SCHEDULE I(b) - SUMMARY OF INVESTMENTS - OTHER THAN
                                   INVESTMENTS IN RELATED PARTIES
                                          DECEMBER 31, 1998
                    Column A                              Column B       Column C       Column D
                    --------                              --------       --------       --------
               AVAILABLE FOR SALE                                                       Amount at
                                                                                       which shown
                                                                                         in the
               Type of Investment                           Cost          Value       balance sheet
               ------------------                           ----          -----       -------------
                                                                      (in thousands)
Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                 $ 91,480       $ 94,433        $ 94,433
    States, municipalities and
      political subdivisions                               363,532        377,617         377,617
    Public utilities                                         4,987          5,213           5,213
    All other corporate bonds                                4,009          4,581           4,581
                                                          --------       --------        --------
          Total fixed maturities                          $464,008       $481,844        $481,844
                                                          --------       --------        --------

Equity securities:
    Public utilities                                         1,364          2,106           2,106
    Banks, trust and insurance companies                     3,048          4,760           4,760
    Industrial, miscellaneous and all
      other                                                 24,821         35,330          35,330
                                                          --------       --------        --------
          Total equity securities                           29,233         42,196          42,196
                                                          --------       --------        --------

          Total investments - Available for sale          $493,241       $524,040        $524,040
                                                          ========       ========        ========

                        STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONDENSED BALANCE SHEETS
                                                                          December 31
                                                                    -------------------------
                             ASSETS                                   1998            1997
                                                                      ----            ----
                                                                     (dollars in thousands)
                                                                                   (Restated -
                                                                                    see Note A)
Investments in common stock of subsidiaries
  (equity method)                                                   $329,104         $294,403
Surplus note receivable                                                9,000             --
Cash                                                                   1,220            1,501
Real estate                                                              461              458
Other assets                                                             759              253
Federal income tax benefit                                               647              952
                                                                    --------         --------

     Total assets                                                   $341,191         $297,567
                                                                    ========         ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates                                                   $    122         $    142
Accrued expenses                                                         245              167
                                                                    --------         --------

     Total liabilities                                                   367              309

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
   par value.  Authorized 2,500,000 shares;
   none issued                                                          --               --
Class B Preferred stock, without par value
   Authorized 2,500,000 shares; none issued                             --               --
Common stock, without par value. Authorized
   100,000,000 shares; issued and outstanding
   42,039,892 and 41,828,845 shares issued
   and outstanding, respectively, at stated value of
   $2.50 per share                                                   105,100          104,572
Less 13,212 and 8,118 treasury shares, respectively, at cost            (167)             (90)
Additional paid-in capital                                            41,539           40,210
Accumulated other comprehensive income                                20,276           14,761
Retained earnings                                                    174,076          137,805
                                                                    --------         --------

     Total stockholders' equity                                      340,824          297,258
                                                                    --------         --------

     Total liabilities and stockholders' equity                     $341,191         $297,567
                                                                    ========         ========

                           STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                               CONTINUED
                                    CONDENSED STATEMENTS OF INCOME
                                                                    Year ended December 31
                                                            ---------------------------------------
                                                             1998            1997            1996
                                                             ----            ----            ----
                                                                        (in thousands)
                                                                          (Restated -     (Restated -
                                                                          see Note A)     see Note A)
Investment income                                           $   326         $    68         $    30
Net realized gains on investments                                 2            --              --
                                                            -------         -------         -------
       Total revenue                                            328              68              30
                                                            -------         -------         -------

Total operating expenses                                      1,423           1,188           1,074
                                                            -------         -------         -------

  Loss before federal income taxes                           (1,095)         (1,120)         (1,044)

Federal income tax benefit                                     (394)           (378)           (405)
                                                            -------         -------         -------
  Net loss before equity in undistributed
     net earnings of subsidiaries                              (701)           (742)           (639)

Equity in undistributed net earnings of subsidiaries         38,198          41,740          27,046
                                                            -------         -------         -------
       Net Income                                           $37,497         $40,998         $26,407
                                                            =======         =======         =======

                             STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                 CONTINUED
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                                                       Year Ended December 31
                                                             ------------------------------------------
                                                               1998             1997             1996
                                                               ----             ----             ----
                                                                           (in thousands)
                                                                            (Restated -       (Restated -
                                                                            see Note A)       see Note A)
Cash flows from operating activities:
  Net income                                                 $ 37,497         $ 40,998         $ 26,407
                                                             --------         --------         --------
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
   Depreciation                                                    17               16               16
   Equity in undistributed earnings of subsidiaries           (38,198)         (41,740)         (27,046)
  Changes in operating assets and liabilities:
    Change in accrued expenses and due to affiliates               58               36             (188)
    Change in other assets                                       (505)              60             (216)
    Change in federal income taxes                                305             (492)            (303)
                                                             --------         --------         --------

      Net cash used in operating activities                      (826)          (1,122)          (1,330)
                                                             --------         --------         --------

Cash flows from investing activities:
  Capitalization of subsidiary                                   --               --             (5,000)
  Dividends received from subsidiaries                          9,004            1,250            6,402
  Purchase of surplus notes receivable                         (9,000)            --               --
  Additions to real estate                                        (20)            (769)             (94)
                                                             --------         --------         --------

      Net cash (used in) provided by investing activities         (16)             481            1,308
                                                             --------         --------         --------

Cash flows from financing activities:
  Net proceeds from sale of common stock                        1,780            2,470            1,325
  Payment of dividends                                         (1,219)          (1,059)            (933)
                                                             --------         --------         --------
      Net cash provided by financing activities                   561            1,411              392
                                                             --------         --------         --------

      Net increase (decrease) in cash and invested cash          (281)             770              370
                                                             --------         --------         --------
Cash and cash equivalents at beginning of year                  1,501              731              361
                                                             --------         --------         --------
Cash and cash equivalents at end of year                     $  1,220         $  1,501         $    731
                                                             ========         ========         ========

Supplemental Disclosures:
  Federal income taxes received                              $   (902)        $   (401)        $   (165)
                                                             ========         ========         ========
  Noncash investing activity:
     Capitalization of subsidiary                                --           $    738             --
                                                             ========         ========         ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED

NOTE 1 - BASIS OF PRESENTATION

In the parent company-only financial statements, State Auto Financial's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiares and net unrealized gains and losses on investments. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

On July 7, 1998, State Auto Financial exercised its option with Mutual, pursuant to the Option Agreement dated August 20, 1993, by acquiring the outstanding shares of Milbank. Milbank had been a wholly-owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, is now a wholly-owned subsidiary of State Auto Financial. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding capital stock of Milbank. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling-of-interests. The prior year's financial information has been restated to include the financial position and operations of Milbank.

                                     STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                                    SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                      (in thousands)
            Column A                       Column B           Column C          Column D        Column E        Column F
            --------                       --------           --------          --------        --------        --------

                                                            Future policy                     Other policy
                                                          benefits, losses,                    claims and
                                       Deferred policy       claims and         Unearned        benefits         Premium
            Segment                    acquisition cost     loss expenses       premiums         payable         revenue
            -------                    ----------------     -------------       --------         -------         -------
Year ended December 31, 1998
  Standard insurance segment               $23,619             $208,161         $125,410            --          $330,709
  Nonstandard insurance segment              1,180               10,540            9,678            --            25,501
                                           -------             --------         --------         -------        --------
  Total                                     24,799              218,701          135,088            --           356,210
                                           =======             ========         ========         =======        ========

Year ended December 31, 1997
  Standard insurance segment                21,344              197,516          115,146            --           298,626
  Nonstandard insurance segment              1,096                8,734            9,887            --            21,424
                                           -------             --------         --------         -------        --------
  Total                                    $22,440             $206,250         $125,033            --           320,050
                                           =======             ========         ========         =======        ========

Year ended December 31, 1996
  Standard insurance segment                                                                                     290,807
  Nonstandard insurance segment                                                                                   13,665
                                                                                                                --------
  Total                                                                                                         $304,472
                                                                                                                ========

                                           Column G           Column H          Column I        Column J        Column K
                                           --------           --------          --------        --------        --------

                                                                              Amortization
                                                           Benefits, claims,  of deferred
                                                              losses and         policy
                                        Net investment        settlement      acquisition    Other operating    Premiums
                                            income             expenses          costs          expenses        written
                                            ------             --------          -----          --------        -------
Year ended December 31, 1998
  Standard insurance segment               $27,710             $223,311         $ 80,766         $17,802        $332,975
  Nonstandard insurance segment              1,383               18,983            4,448           1,208          25,292
                                           -------             --------         --------         -------        --------
  Total                                     29,093              242,294           85,214          19,010         358,267
                                           =======             ========         ========         =======        ========

Year ended December 31, 1997
  Standard insurance segment                26,984              191,228           72,029          18,175         302,931
  Nonstandard insurance segment              1,315               17,006            4,813            (666)         23,389
                                           -------             --------         --------         -------        --------
  Total                                     28,299              208,234           76,842          17,509         326,320
                                           =======             ========         ========         =======        ========

Year ended December 31, 1996
  Standard insurance segment                26,374              209,568           70,355          12,985         293,078
  Nonstandard insurance segment                971               10,466            3,333            (670)         15,466
                                           -------             --------         --------         -------        --------
  Total                                    $27,345             $220,034         $ 73,688         $12,315        $308,544
                                           =======             ========         ========         =======        ========

                                                          STATE AUTO FINANCIAL CORPORATION
                                                              SCHEDULE IV - REINSURANCE
                                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                         (in thousands, except percentages)
             Column A                    Column B           Column C                    Column D            Column E    Column F
             --------                    --------           --------                    --------            --------    --------

                                                                                                                        Percentage
                                                            Ceded to                  Assumed from                      of amount
                                                       Outside     Affiliated    Outside     Affiliated                 assumed
                                        Gross Amount  Companies   Companies(1)  Companies   Companies(1)   Net Amount   to net(2)
                                        ------------  ---------   ------------  ---------   ------------   ----------   ---------
Year ended 12-31-98
   property-casualty earned premiums      $384,870     $17,026      $356,638     $14,386      $330,618      $356,210       4.0%

Year ended 12-31-97
   property-casualty earned premiums      $366,451     $17,560      $342,309     $14,917      $298,551      $320,050       4.7%

Year ended 12-31-96
   property-casualty earned premiums      $343,173     $18,212      $329,109     $17,842      $290,778      $304,472       5.9%

--------------
(1) These columns include the effect of intercompany pooling.
(2) Calculated as earned premiums assumed from outside companies to net amount.


                                   Item 14(c)

                                  Exhibit Index


(a)(3)   LISTING OF EXHIBITS
         -------------------
                                                                                 If incorporated by reference
                                                                                document with which Exhibit was
 Exhibit No.                   Description of Exhibit                             previously filed with SEC
 -----------                   ----------------------                           --------------------------------
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

3(A)(3)        State Auto Financial Corporation Certificate of Amendment        Included herein
               to the Amended and Restated Articles of Incorporation as
               of June 2, 1998

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

10(E)*         Amended and Restated  Management  Agreement  among State         Form 10-K  Annual  Report for the
               Automobile   Mutual   Insurance   Company,   State  Auto         year  ended   December  31,  1994
               Property  and  Casualty  Insurance  Company,  State Auto         (see Exhibit 10(E) therein)
               National   Insurance   Company,   State  Auto  Financial
               Corporation,  State  Auto Life  Insurance  Company,  and
               Milbank Insurance Company  effective   April  1,  1994
               as approved  by insurance  regulatory  officials in Ohio,
               South Carolina and South Dakota

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


10(FF)         Option  Agreement  between  State Auto  Mutual and State         Form 10-K  Annual  Report for the
               Auto Financial dated March 11, 1997                              year  ended   December  31,  1996
                                                                                (see Exhibit 10(FF) therein)


10(GG)         Amended and Restated Credit Agreement dated August 16,           Form 10-Q for the period ended
               1996 amended and restated July 18, 1997                          September 30, 1997 (see Exhibit
               between SAF Funding Corporation                                  10(GG) therein)
               and the Chase Manhattan Bank

10(HH)         Amended and Restated SERP of State Auto Mutual                   Form 10-K Annual Report for the year
               effective as of January 1, 1994                                  ended December 31, 1997 (see Exhibit
                                                                                10(HH) therein)

10(II)         Amended and Restated Reinsurance Pooling Agreement               Form 10-Q for the period ended March 31,
               between State Automobile Mutual Insurance Company, State         1998 (see Exhibit 10(II) therein)
               Auto Property and Casualty Insurance Company, Milbank
               Insurance Company and Midwest Security Insurance Company
               effective January 1, 1998

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


10(JJ)         Agreement and Plan of Reorganization dated July 7, 1998,         Form 8-K filed on July 7, 1998
               by and among State Auto Financial Corporation, SAF               (see Exhibit 10(JJ) therein)
               Acquisition Corp., State Automobile Mutual Insurance
               Company and Milbank Insurance Company and the Closing
               Agreement dated July 7, 1998

10(KK)         Reinsurance Pooling Agreement Amended and Restated as of         Included herein
               January 1, 1999 by and among State Automobile Mutual
               Insurance Company, State Auto Property and Casualty
               Insurance Company, Milbank Insurance Company, Midwest
               Security Insurance Company and Farmers Casualty
               Insurance Company

11             Statement regarding computation of earnings per share            Included herein

21             List of Subsidiaries of State Auto Financial Corporation         Included herein

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

24(D)          Power of Attorney - John R. Lowther                              Form 10-Q for the period ended
                                                                                March 31, 1998 (see Exhibit 24(D)
                                                                                therein)

24(E)          Power of Attorney - Robert H. Moone                              Included herein

27             Financial Data Schedule                                          Included herein