Form 10-Q
period 1999-03-31
STATE AUTO FINANCIAL CORP
filed 1999-05-14
CIK 874977

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended     March 31, 1999
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ____________________ to _________________________

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                       31-1324304
   ----------------------------                 ----------------------------
   (State or other jurisdiction                       (I.R.S. Employer
         of incorporation)                           Identification No.)

518 East Broad Street, Columbus, Ohio             43215-3976
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

                                                [X]  YES  [ ]  NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                            42,060,417
----------------------------------------             -------------------------
            (Class)                                  (Outstanding on 05/03/99)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - March 31, 1999 and
                     December 31, 1998

                  Condensed consolidated statements of income - Three months ended March 31, 1999 and 1998

                  Condensed consolidated statements of cash flows - Three months ended March 31, 1999 and 1998

                  Notes to condensed consolidated financial statements -
                     March 31, 1999

   Item 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosure of Market Risk

PART II.  OTHER INFORMATION

   Item 1.        Legal Proceedings

   Item 2.        Changes in Securities and Use of Proceeds

   Item 3.        Defaults upon Senior Securities

   Item 4.        Submission of Matters to a Vote of Security Holders

   Item 5.        Other Information

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  Financial Information

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                                                    MARCH 31          DECEMBER 31
ASSETS                                                                                1999                1998
                                                                                      ----                ----
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $52,299 and $57,826, respectively)                             $  50,580           $  55,926
   Available for sale, at fair value
        (amortized cost $492,176 and $464,008, respectively)                         506,960             481,844
Equity securities, at fair value (cost $33,800 and $29,233, respectively)             46,153              42,196

                                                                                   ---------           ---------
          Total investments                                                          603,693             579,966

Cash and cash equivalents                                                             50,824              32,605
Surplus note receivable                                                                   --               9,000
Deferred policy acquisition costs                                                     27,419              24,799
Accrued investment income and other assets                                            18,618              19,542
Net prepaid pension expense                                                           17,296              16,378
Reinsurance receivable                                                                15,522              13,667
Prepaid reinsurance premiums                                                           4,100               4,014
Property and equipment, net                                                           10,058               7,927
Goodwill                                                                               2,722               1,880

                                                                                   ---------           ---------
          Total assets                                                             $ 750,252           $ 709,778
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                   $ 239,925           $ 218,701
Unearned premiums                                                                    143,528             135,088
Current federal income taxes                                                           3,234               2,608
Deferred federal income taxes                                                          6,286               8,095
Due to affiliates                                                                      3,818                 884
Other liabilities                                                                      4,429               3,578

                                                                                   ---------           ---------
          Total liabilities                                                          401,220             368,954
                                                                                   ---------           ---------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
  42,076,442 and 42,039,892 shares issued, respectively, at stated value
  of $2.50 per share                                                                 105,191             105,100
Less 18,525 and 13,212 treasury shares, respectively, at cost                           (231)               (167)
Additional paid-in capital                                                            41,572              41,539
Accumulated comprehensive income                                                      17,869              20,276
Retained earnings                                                                    184,631             174,076

                                                                                   ---------           ---------
          Stockholders' equity                                                       349,032             340,824

                                                                                   ---------           ---------
          Total liabilities and stockholders' equity                               $ 750,252           $ 709,778
                                                                                   =========           =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1999 and 1998
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                  1999              1998
                                                                  ----              ----
                                                                                 (Restated -
                                                                                 See Note 1)
Earned premiums (net of ceded earned premiums of
      $3,635 and $3,496, respectively)                          $ 98,477          $ 88,142
Net investment income                                              8,451             8,011
Management services income                                         2,184             1,972
Net realized gains on investments                                  1,054               726
Other income                                                         765               510

                                                                --------          --------
          Total revenues                                         110,931            99,361
                                                                --------          --------

Losses and loss expenses (net of ceded losses and loss
     expenses of $1,638 and $1,373, respectively)                 66,492            55,991
Acquisition and operating expenses                                28,210            26,207
Other expense                                                      1,568             1,289

                                                                --------          --------
          Total expenses                                          96,270            83,487
                                                                --------          --------

          Income before federal income taxes                      14,661            15,874

Federal income tax expense (benefit):
    Current                                                        3,388             4,546
    Deferred                                                         393              (203)
                                                                --------          --------
          Total federal income taxes                               3,781             4,343

                                                                --------          --------
          Net income                                            $ 10,880          $ 11,531
                                                                ========          ========

Earnings per share:
     - basic                                                    $   0.25          $   0.27
                                                                ========          ========
     - diluted                                                  $   0.25          $   0.27
                                                                ========          ========

Dividends paid per common share                                 $  0.025          $  0.023
                                                                ========          ========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                                      1999                1998
                                                                                      ----                ----
                                                                                                      (Restated -
                                                                                                      See Note 1)
Cash flows from operating activities:
   Net income                                                                       $ 10,880           $ 11,531

   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                                 704                573
      Net realized gains on investments                                               (1,054)              (726)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                               (642)              (255)
        Accrued investment income and other assets                                     1,084               (941)
        Net prepaid pension expense                                                     (481)              (491)
        Other liabilities and due to/from affiliate, net                               3,166             (1,861)
        Reinsurance receivable and prepaid reinsurance premiums                          612               (536)
        Losses and loss expenses payable                                              (1,551)             1,924
        Unearned premiums                                                             (2,488)              (176)
        Federal income taxes                                                           1,561              2,085
                                                                                    --------           --------
                                                                                      11,791             11,127
    Cash provided from the change in the reinsurance pool
        participation percentage                                                      11,419             19,708

                                                                                    --------           --------
          Net cash provided by operating activities                                   23,210             30,835
                                                                                    --------           --------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                                 (73,990)           (72,678)
   Purchase of equity securities                                                      (7,495)            (1,512)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                                5,283              2,898
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                               8,771              8,636
   Sale of fixed maturities - available for sale                                      48,943             26,325
   Sale of equity securities                                                           3,973              1,294
   Net cash acquired on acquisition of Farmers Casualty
      Insurance Company and subsidiary                                                11,568                 --
   Net additions of property and equipment                                            (1,780)               (77)

                                                                                    --------           --------
          Net cash used in investing activities                                       (4,727)           (35,114)
                                                                                    --------           --------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                                 60                126
   Payment of dividends                                                                 (324)              (287)

                                                                                    --------           --------
          Net cash used in financing activities                                         (264)              (161)
                                                                                    --------           --------

          Net increase (decrease) in cash and cash equivalents                        18,219             (4,440)

Cash and cash equivalents at beginning of period                                      32,605             30,931

                                                                                    --------           --------
Cash and cash equivalents at end of period                                          $ 50,824           $ 26,491
                                                                                    ========           ========

Supplemental disclosures:
   Federal income taxes paid                                                        $  2,200           $  2,200
                                                                                    ========           ========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the interim periods included herein have been prepared by State Auto Financial Corporation (the "Company" or "State Auto Financial") without audit; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

In July 1998 the Company acquired the outstanding shares of Milbank Insurance Company ("Milbank") from State Automobile Mutual Insurance Company ("Mutual"), an affiliated company. The transaction was effected through an exchange with Mutual of approximately 5.1 million Company common shares for all of the issued and outstanding capital stock of Milbank. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling-of-interest. The March 31, 1998 financial information has been restated to include the financial position and operations of Milbank.

Effective January 1, 1999, the Company purchased Farmers Casualty Insurance Company ("Farmers Casualty"), an Iowa domiciled standard property casualty insurer, for approximately $9.0 million. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company ("Mid-Plains"); an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance. This transaction has been accounted for using the purchase method of accounting. In conjunction with the acquisition, liabilities assumed were as follows (in thousands):

         Fair value of assets acquired                 $28,040
         Cash paid for the common stock                 (9,000)
                                                       -------
           Liabilities assumed                         $19,040
                                                       =======

Also on January 1, 1999, the pooling arrangement was amended to include all of the property and casualty business of Farmers Casualty. With the inclusion of Farmers Casualty in the pool, the pooling participation percentages were amended to allocate 37% to State Auto Property & Casualty ("State Auto P&C"), a wholly owned subsidiary of the Company, 49% to Mutual, 10% to Milbank, 1% to Midwest Security Insurance Company, a wholly owned subsidiary of Mutual, and 3% to Farmers Casualty. State Auto P&C, Milbank and Farmers Casualty received approximately $11.4 million to cover their increased share of pool liabilities.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 1999
                                   (unaudited)

2. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                           Three months ended
                                                                 March 31
                                                                 --------
                                                         1999                1998
                                                         ----                ----
                                                              (in thousands)
Net income                                             $ 10,880           $ 11,531
Unrealized holding gains (losses), net of tax            (2,407)               985
                                                       --------           --------
Comprehensive income                                   $  8,473           $ 12,516
                                                       ========           ========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 1999 and December 31, 1998 include only unrealized holding gains, net of tax.

3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three months ended
                                                                 March 31
                                                                 --------
                                                         1999                1998
                                                         ----                ----
                                                 (in thousands, except per share amounts)

Numerator:
     Net income for basic and diluted
        Earnings per share                             $10,880            $11,531
                                                       -------            -------

Denominator:
      Weighted average shares for
         Basic earnings per share                       42,054             41,828

      Effect of dilutive stock options                     796              1,059

     Adjusted weighted average shares
                                                       -------            -------
        For diluted earnings per share                  42,850             42,887
                                                       -------            -------

Basic earnings per share                               $  0.25            $  0.27
                                                       -------            -------
Diluted earnings per share                             $  0.25            $  0.27
                                                       -------            -------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 1999
                                   (unaudited)

4. SEGMENT INFORMATION

                                                     Three months ended
                                                           March 31
                                                           --------
                                                   1999                1998
                                                   ----                ----
                                                        (in thousands)
Revenues from external customers:
   Standard insurance                           $  99,701           $  90,680
   Nonstandard insurance                            8,392               6,505
   Investment management services                     865                 812
   All other                                          874                 618
                                                ---------           ---------
Total revenues from external customers          $ 109,832           $  98,615
                                                =========           =========

Intersegment revenues:
   Standard insurance                           $      93           $      65
   Nonstandard insurance                              (30)                (22)
   Investment management services                     646                 568
   All other                                          340                 242
                                                ---------           ---------

Total intersegment revenues                     $   1,049           $     853
                                                =========           =========

Segment profit (loss):
   Standard insurance                           $  12,263           $  13,965
   Nonstandard insurance                             (218)                 41
   Investment management services                   1,310               1,210
   All other                                          547                 231
                                                ---------           ---------
Total segment profit                               13,902              15,447

Reconciling items:
  Corporate expenses                                 (254)               (296)
  Net realized gains                                1,054                 726
  Miscellaneous adjustments                           (41)                 (3)
                                                ---------           ---------
Total consolidated income before taxes          $  14,661           $  15,874
                                                =========           =========

Segment assets:
   Standard insurance                           $ 677,531           $ 620,501
   Nonstandard insurance                           47,350              38,132
   Investment management services                   7,277               4,890
   All other                                          874              13,890
                                                ---------           ---------
Total segment assets                            $ 733,032           $ 677,413
                                                =========           =========

The standard insurance segment's assets increased about $36.0 million at March 31, 1999 from the amount reported at December 31, 1998 because the acquisition of Farmers Casualty and the concurrent change in the pooling arrangement, as discussed above in Note 1. The nonstandard insurance segment's assets increased about $9.0 million from the amount reported at December 31, 1998, because Mid-Plains, which is a wholly owned subsidiary of Farmers Casualty, is a part of the nonstandard insurance segment.

5. RECLASSIFICATIONS

Certain items in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings before federal income taxes decreased $1.2 million to $14.7 million for the quarter ended March 31, 1999 from the same 1998 period. An increase in the level of catastrophe losses of approximately $3.0 million from the same 1998 period contributed to the decrease in earnings.

First quarter 1999 was also impacted by the acquisition of Farmers Casualty Insurance Company ("Farmers Casualty") and an amendment to the Company's pooling Arrangement. On January 1, 1999, the Company acquired Farmers Casualty and its subsidiary Mid-Plains Insurance Company ("Mid-Plains"), both Iowa domiciled insurers. Farmers Casualty is a standard property and casualty insurer while Mid-Plains writes principally nonstandard auto insurance. This transaction was accounted for under the purchase method of accounting. During 1998, the Company's standard insurance subsidiaries, State Auto Property & Casualty Insurance Company ("State Auto P&C") and Milbank Insurance Company ("Milbank") participated in a pooling arrangement with State Automobile Mutual Insurance Company ("Mutual"), a majority shareholder of the Company and Midwest Security Insurance Company ("Midwest Security"), a wholly owned subsidiary of Mutual. State Auto P&C assumed 37% of the pooled business, Milbank 10%, Mutual 52% and Midwest Security 1%. Effective January 1, 1999, the Company amended its pooling arrangement to include all of the property and casualty insurance business of Farmers Casualty. With the inclusion of Farmers Casualty in the pool, the pooling participation percentages were amended to allocate 37% to State Auto P&C, 49% to Mutual, 10% to Milbank, 1% to Midwest Security and 3% to Farmers Casualty (collectively, these companies are referred to as the "Pooled Companies"). In connection with the January 1, 1999 pooling changes, the Company received approximately $11.4 million to cover its increased share of the pooled liabilities.

Consolidated earned premiums during the quarter ended March 31, 1999, increased $10.3 million (11.7%) to $98.5 million from the same 1998 period. The 11.7% increase was derived principally from three sources. The impact of the change in allocation percentages of the Company's pooling arrangement, as well as the addition of Farmers Casualty to the pool increased consolidated earned premiums 8.7%. The growth in the standard insurance segment (State Auto P&C, Milbank and Farmers Casualty), excluding the impact of the changes in the pooling arrangement, increased consolidated earned premiums 1.0%. The impact of the addition of Mid-Plains to the nonstandard insurance segment increased consolidated earned premium 2.0%. During the first quarter of 1999, the nonstandard insurance segment experienced no growth in earned premiums, excluding the addition of Mid-Plains.

During the first quarter 1999 the Company continued to experience minimal growth in its standard insurance segment. While commercial lines pricing remained competitive, the Company did experience an increase in new business during the quarter. Competition for private passenger auto continues to be very intense, particularly among the direct response companies. This adversely affected the Pooled Companies ability to generate new private passenger business because management continued to stress responsible pricing and diligent underwriting.

The nonstandard insurance segment experienced a decrease in its net written premiums. This was the continuing result of significant auto physical damage rate increases and a more restrictive underwriting posture the Company implemented in this segment throughout most of its operating states during 1998. While these actions have resulted in a decrease in the rate of growth over the last several reporting periods, this segment's statutory loss experience has improved over comparative prior periods.

Net investment income increased $0.4 million (5.5%) to $8.5 million from the same 1998 period. Contributing to this increase was the transfer to the Company of approximately $11.4 million in conjunction with the change in the pooling arrangement, the addition of Farmers Casualty and Mid-Plains to the Company's operations and a general increase in investable assets over the previous 1998 period. Total cost of investable assets at March 31, 1999 was $627.4 million compared to $566.1 million at March 31, 1998. The investment yield, based on fixed and equity securities at cost, decreased to 5.4% from 5.7% for the same 1998 period.

Losses and loss expenses, as a percentage of earned premiums, increased to 67.5% for the quarter ended March 31, 1999 from 63.5% for the same 1998 period. As previously noted, the increase in losses and loss expenses was due primarily to a higher level of catastrophe losses experienced by the Company compared to the same 1998 period. In January 1999 the Company experienced an increase in reported winter weather related claims as well as tornadoes, high wind and hail losses in Arkansas and Tennessee. The impact of the first quarter 1999 total estimated catastrophe losses amounted to 7.6 GAAP loss ratio points whereas first quarter 1998 catastrophe losses totaled 4.5 GAAP loss ratio points.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), decreased to 28.6% for the quarter ended March 31, 1999 from 29.7% for the same 1998 period. The decrease in the expense ratio can be attributed to a reduced amount of Quality Performance Bonus (the Bonus) earned by employees in the current quarter compared to that earned during the same time period in 1998.

The effective Federal tax rate was 25.8% and 27.4% for the three months ending March 31, 1999 and 1998 respectively. The lower rate in 1999 was due to a decrease in the underwriting profit caused by the increased level of catastrophe losses as well as a higher percentage of the Company's fixed maturity portfolio being invested in tax exempt securities as compared to the same period in 1998.

Liquidity and Capital Resources

In 1999, net cash provided by operating activities decreased to $23.2 million ($30.8 million in 1998). On January 1, 1998 the Company amended its pooling Arrangement to include the insurance operations of Midwest Security as well as change its allocation percentages. In connection with the January 1, 1998 pooling change, the Company received approximately $19.7 million to cover its increased share of the pooled liabilities whereas for the January 1, 1999 pooling change the Company received $11.4 million.

Net cash used in investing activities decreased to $4.7 million ($35.1 million in 1998). Contributing to this decrease was an increase in cash flows provided by sale of fixed maturities, which were $48.9 million in 1999, and $26.3 million in 1998. During the first quarter of 1999 the Company repositioned its investment portfolio by selling certain lower yielding fixed maturities and reinvesting in slightly higher yielding ones. Also impacting this decrease was $11.6 million in net cash acquired by the Company on the acquisition of Farmers Casualty and its subsidiary Mid-Plains.

Net cash used in financing activities for the three months ended March 31, 1999 remained comparable to the same period in 1998. As of March 31, 1999, funds consisting of cash and cash equivalents were $50.8 million versus $26.5 million at March 31, 1998. At March 31, 1999, a portion of the $50.8 million balance had been allocated for securities investment in the second quarter of 1999 (not all of the $11.4 million in cash transferred on the pooling change was invested during the first quarter of 1999), while $5.8 million had been allocated to an escrow account for the initial capitalization of State Auto Insurance Company, with the balance allocated to fund general operations.

During the second quarter of 1999 the United States experienced significant storm related losses which included several devastating tornadoes in Ohio, Oklahoma, Kansas and Tennessee. Damage from these spring storms in several of the Company's operating states will impact the Company's second quarter results, but as of this writing the Company had not yet made an assessment of the estimated losses resulting from this weather related activity.

On May 7, 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its common stock until December 31, 2000. Currently, Mutual owns approximately 70% of State Auto Financial's outstanding shares and the public owns the other 30%. State Auto Financial anticipates repurchasing the shares in the same proportion.

Market Risk

With respect to Market Risk, see the discussion regarding this subject in the Company's December 31, 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 1998 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 1998 Form 10-K.

Year 2000

With respect to the Year 2000, see the discussion regarding this subject in the Company's December 31, 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 1998 Form 10-K. There have been no material changes from the information reported regarding the Year 2000 in the 1998 Form 10-K.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, National's premium receivable collections effort, the Year 2000 discussion, the statements relating to the new insurer to be created, State Auto Insurance Company, the legislative and regulatory environment and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes, judicial and regulatory decisions, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, and regulatory or governmental systems breakdowns.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information

         If a stockholder who plans to present a matter at the 2000 Annual Meeting of Stockholders fails to provide notice of the matter to the Secretary of the Company by March 13, 2000, it is the intention of the Company that, pursuant to CFR Section 240.14 a-4(c)(1), the persons authorized under management proxies will have discretionary authority to vote and act according to their best judgment on said matter.

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


                                           STATE AUTO FINANCIAL CORPORATION


Date: MAY 14, 1999                         /s/ STEVEN J. JOHNSTON
      ------------                         -------------------------------------

                                           Steven J. Johnston
                                           Treasurer and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)