Form 10-Q
period 1999-06-30
STATE AUTO FINANCIAL CORP
filed 1999-08-13
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                   June 30, 1999
                              -------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the Transition period from                       to
                              -----------------------   ------------------------

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                         31-1324304
-------------------------------           --------------------------------------
(State or other                             (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

518 East Broad Street, Columbus, Ohio                   43215-3976
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

                                      (X) Yes       ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                         40,565,812
--------------------------------                 ------------------------
          (CLASS)                                (OUTSTANDING ON 8/06/99)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.       Financial Statements (Unaudited)

                 Condensed consolidated balance sheets - June 30, 1999 and
                    December 31, 1998

                 Condensed consolidated statements of income - Three months ended June 30, 1999 and 1998

                 Condensed consolidated statements of income - Six months ended
                  June 30, 1999 and 1998

                 Condensed consolidated statements of cash flows - Six months ended June 30, 1999 and 1998

                 Notes to condensed consolidated financial statements -
                        June 30, 1999

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

   Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  Financial Information

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                                            June 30     December 31
ASSETS                                                                        1999         1998
                                                                            ---------   -----------
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $47,775 and $57,826, respectively)                      $  46,913    $  55,926
   Available for sale, at fair value
        (amortized cost $508,088 and $464,008, respectively)                  507,600      481,844
Equity securities, at fair value (cost $34,684 and $29,233, respectively)      50,427       42,196
                                                                            ---------    ---------
          Total investments                                                   604,940      579,966
Cash and cash equivalents                                                      38,316       32,605
Surplus note receivable                                                          --          9,000
Deferred policy acquisition costs                                              28,299       24,799
Accrued investment income and other assets                                     18,661       19,542
Net prepaid pension expense                                                    17,776       16,378
Reinsurance receivable                                                         18,012       13,667
Prepaid reinsurance premiums                                                    3,727        4,014
Property and equipment, net                                                    10,997        7,927
Due from affiliates                                                             6,120         --
Current federal income taxes                                                      997         --
Goodwill                                                                        2,658        1,880
                                                                            ---------    ---------
          Total assets                                                      $ 750,503    $ 709,778
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                            $ 247,082    $ 218,701
Unearned premiums                                                             144,885      135,088
Note payable                                                                   16,000         --
Current federal income taxes                                                     --          2,608
Deferred federal income taxes                                                   2,311        8,095
Due to affiliates                                                                --            884
Other liabilities                                                               4,179        3,578
                                                                            ---------    ---------
          Total liabilities                                                   414,457      368,954
                                                                            ---------    ---------
STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
  42,210,337 and 42,039,892 shares issued, respectively, at stated value
  of $2.50 per share                                                          105,526      105,100
Less 1,330,525 and 13,212 treasury shares, respectively                       (16,568)        (167)
Additional paid-in capital                                                     42,285       41,539
Accumulated comprehensive income                                               10,111       20,276
Retained earnings                                                             194,692      174,076
                                                                            ---------    ---------
          Stockholders' equity                                                336,046      340,824
                                                                            ---------    ---------
          Total liabilities and stockholders' equity                        $ 750,503    $ 709,778
                                                                            =========    =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1999 and 1998
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                           1999       1998
                                                         --------   --------
                                                                   (Restated -
                                                                   See Note 1)
Earned premiums (net of ceded earned premiums of
      $3,116 and $3,758, respectively)                   $ 98,853   $ 88,884
Net investment income                                       8,357      8,112
Management services income                                  2,192      1,987
Net realized gains on investments                             872        324
Other income                                                  912        516
                                                         --------   --------
          Total revenues                                  111,186     99,823
                                                         --------   --------
Losses and loss expenses (net of ceded losses and loss
     expenses of $4,616 and $2,624, respectively)          67,972     69,282
Acquisition and operating expenses                         27,824     25,829
Interest expense                                               67       --
Other expense                                               1,556      1,416
                                                         --------   --------
          Total expenses                                   97,419     96,527
                                                         --------   --------
          Income before federal income taxes               13,767      3,296

Federal income tax expense (benefit):
    Current                                                 3,200        940
    Deferred                                                  198       (424)
                                                         --------   --------
          Total federal income taxes                        3,398        516
                                                         --------   --------
          Net income                                     $ 10,369   $  2,780
                                                         ========   ========
Earnings per share:
     - basic                                             $   0.25   $   0.07
                                                         ========   ========
     - diluted                                           $   0.25   $   0.06
                                                         ========   ========
Dividends paid per common share                          $  0.025   $  0.023
                                                         ========   ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 1999 and 1998
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                           1999        1998
                                                                         ---------   ---------
                                                                                    (Restated -
                                                                                    See Note 1)
Earned premiums (net of ceded earned premiums of
      $6,750 and $7,253, respectively)                                   $ 197,329   $ 177,026
Net investment income                                                       16,808      16,123
Management services income                                                   4,376       3,959
Net realized gains on investments                                            1,926       1,050
Other income                                                                 1,678       1,025
                                                                         ---------   ---------
          Total revenues                                                   222,117     199,183
                                                                         ---------   ---------
Losses and loss expenses (net of ceded losses and loss
     expenses of $6,255 and $3,997, respectively)                          134,464     125,273
Acquisition and operating expenses                                          56,034      52,036
Interest expense                                                                67        --
Other expense, net                                                           3,124       2,705
                                                                         ---------   ---------
          Total expenses                                                   193,689     180,014
                                                                         ---------   ---------
          Income before federal income taxes                                28,428      19,169

Federal income tax expense (benefit):
    Current                                                                  6,589       5,485
    Deferred                                                                   590        (627)
                                                                         ---------   ---------
          Total federal income taxes                                         7,179       4,858
                                                                         ---------   ---------
          Net income                                                     $  21,249   $  14,311
                                                                         =========   =========
Net earnings per share:
     - basic                                                             $    0.50   $    0.34
                                                                         =========   =========
     - diluted                                                           $    0.50   $    0.33
                                                                         =========   =========
Dividends paid per common share                                          $   0.050   $   0.046
                                                                         =========   =========

See accompanying notes to condensed consolidated financial statements

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                                               1999         1998
                                                                             ---------    ---------
                                                                                         (Restated -
                                                                                         See Note 1)
Cash flows from operating activities:
   Net income                                                                $  21,249    $  14,311

   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                         1,412        1,103
      Net realized gains on investments                                         (1,926)      (1,050)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                       (1,522)        (633)
        Accrued investment income and other assets                                 931       (1,951)
        Net prepaid pension expense                                               (961)        (385)
        Other liabilities and due to/from affiliate, net                        (7,233)       3,753
        Reinsurance receivable and prepaid reinsurance premiums                 (1,505)      (1,095)
        Losses and loss expenses payable                                         5,606        7,011
        Unearned premiums                                                       (1,131)       2,317
        Federal income taxes                                                    (2,255)      (2,849)
                                                                             ---------    ---------
                                                                                12,665       20,532
    Cash provided from the change in the reinsurance pool
        participation percentage                                                11,418       19,708
                                                                             ---------    ---------
          Net cash provided by operating activities                             24,083       40,240
                                                                             ---------    ---------
Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                          (119,866)    (120,887)
   Purchase of equity securities                                               (12,269)      (5,885)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                          8,900        9,330
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                        15,913       13,147
   Sale of fixed maturities - available for sale                                71,701       62,839
   Sale of equity securities                                                     8,394        2,392
   Net cash acquired on acquisiton of Farmers Casualty
      Insurance Company and subsidiary                                          11,568         --
   Net additions of property and equipment                                      (2,839)        (552)
                                                                             ---------    ---------
          Net cash used in investing activities                                (18,498)     (39,616)
                                                                             ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                                               16,000         --
   Net proceeds from sale of common stock                                        1,172          742
   Payments to acquire treasury stock                                          (16,401)        --
   Payment of dividends                                                           (645)        (575)
                                                                             ---------    ---------
          Net cash provided by financing activities                                126          167
                                                                             ---------    ---------
          Net increase in cash and cash equivalents                              5,711          791

Cash and cash equivalents at beginning of period                                32,605       30,931
                                                                             ---------    ---------
Cash and cash equivalents at end of period                                   $  38,316    $  31,722
                                                                             =========    =========
Supplemental disclosures:
   Federal income taxes paid                                                 $   9,500    $   7,650
                                                                             =========    =========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)

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

In July 1998 the Company acquired the outstanding shares of Milbank Insurance Company ("Milbank") from State Automobile Mutual Insurance Company ("Mutual"), an affiliated company. The transaction was effected through an exchange with Mutual of approximately 5.1 million Company common shares for all of the issued and outstanding capital stock of Milbank. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling-of-interest. The June 30, 1998 financial information has been restated to include the financial position and operations of Milbank.

Effective January 1, 1999, the Company purchased Farmers Casualty Insurance Company ("Farmers Casualty"), an Iowa domiciled standard property casualty insurer, for approximately $9.0 million. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company ("Mid-Plains"), an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance. This transaction has been accounted for using the purchase method of accounting. In conjunction with the acquisition, liabilities assumed were as follows:

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)

2.        COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                       Three months ended                       Six months ended
                                             June 30                                June 30
                                             -------                                -------
                                    1999             1998                    1999             1998
                                    ----             ----                    ----             ----
                                                  (Restated -                              (Restated -
                                                  See Note 1)                              See Note 1)
Net income                           $  10,369        $   2,780               $  21,249        $  14,311
Unrealized    holding   gains
(losses), net of tax                    (7,758)             781                 (10,165)           1,766
                                     --------------------------               --------------------------
Comprehensive income                 $  62,611        $   3,561               $  11,084        $  16,077
                                     ==========================               ==========================

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 1999 and December 31, 1998 include only unrealized holding gains, net of tax.

3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                 Three months ended                 Six months ended
                                                      June 30                           June 30
                                                      -------                           -------
                                               1999            1998                1999            1998
                                               ----            ----                ----            ----
                                                           (Restated -                         (Restated -
                                                           See Note 1)                         See Note 1)
Numerator:
Net income for basic and diluted
Earnings per share                             $  10,369       $   2,780           $  21,249       $  14,311
                                               -------------------------           -------------------------
Denominator
Weighted average shares for
Basic earnings per share                          41,642          41,859              41,847          41,843
Effect of dilutive stock options                     768           1,089                 781           1,072
                                               -------------------------           -------------------------
Adjusted weighted average shares
For diluted earnings per share                    42,410          42,948              42,628          42,915
                                               -------------------------           -------------------------
Basic earnings per share                       $    0.25      $     0.07           $    0.50     $      0.34
                                               -------------------------           -------------------------
Diluted earnings per share                     $    0.25      $     0.06           $    0.50     $      0.33
                                               -------------------------           -------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 1999
                      (In thousands, except per share data)
                                   (unaudited)

4. SEGMENT INFORMATION

                                                  Three months ended                Six months ended
                                                        June 30                          June 30
                                                        -------                          -------
                                                 1999             1998            1999             1998
                                                 ----             ----            ----             ----
                                                              (Restated -                      (Restated -
                                                              See Note 1)                      See Note 1)
Revenues from external customers:
   Standard insurance                             $  99,904      $   91,087        $ 199,605       $ 181,767
   Nonstandard insurance                              8,554           6,936           16,946          13,441
   Investment management services                       829             825            1,694           1,637
   All other                                            958             676            1,832           1,294
                                                  -------------------------        -------------------------
Total revenues from external customers            $ 110,245      $   99,524        $ 220,077       $ 198,139
                                                  =========================        =========================

Intersegment revenues:
   Standard insurance                             $      93      $       66        $     186       $     131
   Nonstandard insurance                                (30)            (23)             (60)            (45)
   Investment management services                       644             591            1,290           1,159
   All other                                            375             283              715             525
                                                  -------------------------        -------------------------
Total intersegment revenues                       $   1,082      $      917        $   2,131      $    1,770
                                                  =========================        =========================

Segment profit (loss):

   Standard insurance                            $   11,398     $     1,919       $   23,661      $   15,884
   Nonstandard insurance                                 30              19             (188)             60
   Investment management services                     1,325           1,198            2,635           2,408
   All other                                            412             329              959             560
                                                  -------------------------        -------------------------
Total segment profit                                 13,165           3,465           27,067          18,912

Reconciling items:

   Corporate expenses                                  (261)           (480)            (515)           (777)
   Net realized gains                                   872             324            1,926           1,050
   Miscellaneous adjustments                             (9)            (13)             (50)            (16)
                                                  -------------------------        -------------------------
Total consolidated income before taxes           $   13,767     $     3,296       $   28,428     $    19,169
                                                  =========================        =========================
Segment assets:
   Standard insurance                            $  672,592     $   630,003
   Nonstandard insurance                             47,137          38,638
   Investment management services                     5,864           6,057
   All other                                         15,386          14,044
                                                 --------------------------
Total segment assets                             $  740,979     $   688,742
                                                 ==========================

The standard insurance segment's assets increased about $31.0 million at June 30, 1999 from the amount reported at December 31, 1998 because of the acquisition of Farmers Casualty and the concurrent change in the pooling arrangement, as discussed above in Note 1. The nonstandard insurance segment's assets increased about $9.0 million from the amount reported at December 31, 1998, because Mid-Plains, which is a wholly owned subsidiary of Farmers Casualty, is a part of the nonstandard insurance segment.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)

5. DEBT

During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its common stock until December 31, 2000. Since the repurchase began in the second quarter of 1999, State Auto Financial has repurchased 1,312,000 shares, 915,500 from Mutual and 396,500 from the public. Repurchases are transacted to maintain the same ownership ratios, with 70% of the repurchased stock from Mutual and 30% from the public.

In conjunction with the stock repurchase plan State Auto Financial entered into a line of credit agreement with Mutual whereby State Auto Financial may draw up to $30.0 million, at an interest rate of 6.0%, to be used specifically to repurchase shares of the Company's stock. To date, State Auto Financial has drawn on $16.0 million of the $30.0 million line of credit. Repayment of principal shall begin no later than 2001.

6. RECLASSIFICATIONS

Certain items in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Income before federal income taxes increased $10.5 million to $13.8 million and $9.3 million to $28.4 million for the three months and six months ended June 30, 1999, respectively, from the same 1998 periods. A decrease in the level of catastrophes of approximately $13.3 million and $9.8 million for the three months and six months ended June 30, 1999, respectively, from the same 1998 periods contributed significantly to the improvement in income.

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

Consolidated earned premiums during the quarter ended June 30, 1999, increased $9.9 million (11.2%) to $98.9 million from the same 1998 period. The 11.2% increase was derived from four sources. The impact of the change in allocation percentages of the Company's pooling arrangement, as well as the addition of Farmers Casualty to the pool increased consolidated earned premiums 8.6%. The growth in the standard insurance segment (State Auto P&C, Milbank and Farmers Casualty), excluding the impact of the changes in the pooling arrangement, increased consolidated earned premiums about 1.0%, while the impact of the addition of Mid-Plains to the nonstandard insurance segment increased consolidated earned premiums 2.0%. The nonstandard insurance segment continued to experience a slight decrease in its earned premiums during the three months ended June 30, 1999.

Consolidated earned premiums for the six months ended June 30, 1999, increased $20.3 million (11.5%) to $197.3 million from the same 1998 period. The impact of the change in allocation percentages of the Company's pooling arrangement, as well as the addition of Farmers Casualty to the pool increased consolidated earned premiums 6.6%. The growth in the standard insurance segment (State Auto P&C, Milbank and Farmers Casualty), excluding the impact of the changes in the pooling arrangement, increased consolidated earned premiums 1.0%. The impact of the addition of Mid-Plains to the nonstandard insurance segment increased consolidated earned premiums 4.0%. Nevertheless, the nonstandard insurance segment experienced a decrease in its earned premiums for the six months ended June 30, 1999.

During 1999 the Company has continued to experience minimal internal growth in its standard insurance segment. While commercial lines pricing remained soft, the Company did experience an increase in new business during the second quarter. Competition for private passenger auto continues to be very intense, particularly from the direct response companies. This adversely affected the Pooled Companies ability to generate new private passenger business because management continued to stress responsible pricing and diligent underwriting.

The nonstandard insurance segment experienced a decrease in its earned premiums. This was the continuing result of significant auto physical damage rate increases and a more restrictive underwriting posture the Company implemented in this segment throughout most of its operating states during 1998 as well as increased competition in this market segment during 1999. While these management actions have resulted in a decrease in the volume of business over the last several reporting periods, this segment's statutory loss experience continues to improve over comparative prior periods.

Net investment income increased $0.2 million (3.0%) to $8.4 million and $0.7 million (4.2%) to $16.8 million for the three months and six months ended June 30, 1999, respectively, from the same 1998 periods. Contributing to these increases was the transfer to the Company of approximately $11.4 million in conjunction with the change in the pooling arrangement, the addition of Farmers Casualty and Mid-Plains to the Company's operations and a general increase in investable assets over the previous 1998 period. Total cost of investable assets at June 30, 1999 was $628.0 million compared to $575.4 million at June 30, 1998. The investment yield, based on fixed and equity securities at cost, decreased to 5.3% and 5.4% for the three months and six months ended June 30, 1999, respectively, from 5.7% for the same 1998 comparable periods.

Losses and loss expenses, as a percentage of earned premiums, decreased to 68.8% for the three months ended June 30, 1999 from 77.9% for the same 1998 period and for the six months ended June 30, 1999, decreased to 68.1% from 70.8% for the same 1998 period. The decrease in losses and loss expense percentages were largely due to a decrease in the level of catastrophe losses experienced by the Company compared to the same 1998 period. During the second quarter of 1998 the Company experienced storm-related catastrophe claims in nearly all operating states. The improvement in the level of catastrophe claims in 1999 compared to 1998 contributed to a 15 percentage point decrease in the GAAP loss ratio in the current quarter and approximately 6 percentage points for the six months ended June 30, 1999. Offsetting the improvement in the 1999 catastrophe levels (as well as the GAAP loss ratio) was an unusually high number of large commercial claims impacting the current quarterly operations. Despite these unusually large losses management believes the Company's core business remains stable.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), decreased to 28.1% for the quarter ended June 30, 1999 from 29.1% for the same 1998 period and for the six months ended June 30, 1999, decreased to 28.4% from 29.4% for the 1998 period. These decreases are attributable to an improvement in a number of expense items of the Company and not any one specific item.

Interest expense relates to the line of credit agreement State Auto Financial commenced with Mutual during the second quarter of 1999 to assist in the funding of its repurchase program as discussed in the Liquidity and Capital Resources section below.

The effective Federal tax rate was 24.7% and 25.3% for the three months and six months ended June 30, 1999, respectively, compared to 15.7% and 25.3% for the same 1998 periods, respectively. The fluctuation in the effective rates for the quarterly periods is largely the result of the differences in the level of catastrophe losses experienced by the Company in 1998 compared to the current 1999 quarter.

Liquidity and Capital Resources
-------------------------------

In 1999, net cash provided by operating activities decreased to $24.1 million ($40.2 million in 1998). On January 1, 1998 the Company amended its pooling arrangement to include the insurance operations of Midwest Security as well as change its allocation percentages. In connection with the January 1, 1998 pooling change, the Company received approximately $19.7 million to cover its increased share of the pooled liabilities whereas for the January 1, 1999 pooling change the Company received $11.4 million. Absent these cash transfers, net cash provided by operating activities decreased to $12.7 million at June 30, 1999 ($20.5 million in 1998). Pursuant to the pooling arrangement, Mutual is responsible for the payment of losses and loss expenses and receipt of premiums for the pooled companies. Quarterly unpaid incurred pooled balances are reflected in "due to or due from affiliates" in the accompanying condensed consolidated balance sheets. Settlements of the intercompany accounts are made in the month following the end of the quarter.

Overall, net cash used in investing activities decreased to $18.5 million ($39.6 million in 1998). Contributing to this decrease was an increase of $11.6 million in net cash acquired by the Company on the acquisition of Farmers Casualty and its subsidiary Mid-Plains. The balance is due to $8.3 million less in cash provided from the change in the reinsurance pool participation percentages between 1999 and 1998.

Net cash provided by financing activities for the six months ended June 30, 1999 remained comparable to the same period in 1998. During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its common stock over a period ending December 31, 2000. Since the repurchase began in the second quarter of 1999, State Auto Financial has repurchased 1,312,000 shares, 915,500 from Mutual and 396,500 from the public. Repurchases are transacted to maintain the same ownership ratios, with 70% of the repurchased stock from Mutual and 30% from the public.

In conjunction with the stock repurchase plan State Auto Financial entered into a line of credit agreement with Mutual whereby State Auto Financial may draw up to $30.0 million, at an interest rate of 6.0%, to be used specifically to repurchase shares of the Company's stock. To date, State Auto Financial has drawn on $16.0 million of the $30.0 million line of credit. Repayment of principal shall begin no later than 2001.

As of June 30, 1999, funds consisting of cash and cash equivalents were $38.3 million versus $31.7 million at June 30, 1998. At June 30, 1999 approximately $5.8 million had been allocated to an escrow account for the additional capitalization of State Auto Insurance Company, with the balance allocated to fund general operations.

Market Risk
-----------

With respect to Market Risk, see the discussion regarding this subject in the Company's December 31, 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 1998 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 1998 Form 10-K.

Year 2000
---------

Description of the Year 2000 Issues Affecting the Company
---------------------------------------------------------

The Company and its affiliates (all of which are sometimes collectively referred to hereafter as "State Auto") commenced work on its Year 2000 ("Y2K") issues in the fall of 1996. At that time, one of its first tasks was to perform an inventory of all software systems. As a result of this inventory, it identified approximately 5 million lines of in house maintained program code in its various software systems. Following this inventory the Company set priorities as to system remediation based on the role each system played in the Company being able to carry on its insurance operations or meet its general business needs. The Company's applications software must support certain essential functions: issuing insurance policies, collecting policy premiums and paying claims and premium refunds. In addition, there is other applications software used by the Company in the general operation and management of its business.

Following months of intensive remediation effort, in April 1998, the Company conducted its first major test of one of its major insurance policy processing systems. The results of that test were positive. The Company conducted a second comprehensive Millennium test at an off-site computer facility in August 1998. All major insurance policy processing systems were tested as if it were the Year 2000. Testing also included Leap Day, February 29, 2000. This test was also successful. In March 1999, the company conducted another successful Y2K test at an off-site computer facility, which was geared specifically to Leap Day, February 29, 2000 and March 1, 2000. An additional test is planned for September. Additionally, all internal test systems run with advanced dates giving the Company the opportunity to identify Y2K issues early enough to react to them. Testing has already begun with policies that renew with effective dates beyond January 1, 2000.

At this time, one hundred percent (100%) of the Company's in-force insurance policies are being processed on a Y2K compliant system, based on the test results mentioned above. However, in an effort to ensure that no material problems arise from the policy processing systems used by the Company the Company plans to continue simulated Year 2000 testing throughout 1999.

State Auto's Y2K project team has, through June 1999, completed its efforts on approximately 99% of State Auto's applications software. That means that approximately 99% of the software systems State Auto uses in its insurance operations or in meeting its general business needs has been through Y2K remediation, testing, and has been introduced back into the Company's production environment. Included within this 99% are the systems that address policy issuance, premium billing and collection and claims processing at State Auto. The remaining 1% of applications software code that is not presently Y2K compliant involves applications that are not "mission critical", such as certain management reports and other similar tools. Some of this remaining code may well be determined to be obsolete. State Auto plans to have 100% of its non-obsolete applications software Y2K compliant during the third quarter 1999.

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

State Auto's Costs to Address Year 2000 Issues
----------------------------------------------

State Auto's Y2K compliance expense to date for resources has been $ 4.2 million dollars of a projected $5.0 million dollars. This estimate is subject to change depending on future, presently unforeseen developments, which could affect the cost of Y2K compliance for State Auto. The money spent to date is virtually all payroll costs attributable to the State Auto employees on the Y2K project team. The foregoing expense does not include approximately $0.5 million spent by State Auto on accelerated technology purchases for systems or equipment to ensure Y2K compliance for such system or equipment. Also, an outsourcing agreement with State Auto's primary third party software vendor to provide additional resources for other systems projects has generated an additional expense to State Auto of approximately $2.8 million over the last two years.

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

State Auto's Year 2000 Contingency Plans
----------------------------------------

State Auto is making progress in the development of a formal Y2K contingency plan. Each internal department has responded to a survey relating to its use of external systems, which might be subject to disruption. The company is also utilizing some previously developed Business Recovery documents as part of this contingency plan. The Company expects to have a contingency plan in place by the 4th quarter 1999. Some of the issues that the plan would likely contemplate would be manual processing alternatives, non-electronic forms of information distribution, assurance of adequate supplies, and mitigation of the impact of utilities and financial institution disruptions.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on Thursday, May 27, 1999. The total shares represented at the meeting were 38,737,952. This constituted 92.0% of the Company's 42,057,917 shares outstanding. At the meeting, the shareholders voted on one resolution; the election of Robert L. Bailey, William J. Lhota and David J. D'Antoni as Class II Directors, each to hold office until the 2002 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:


                                                                      NUMBER OF VOTES
                                                                      ---------------
                                                         FOR                                 WITHHELD
                                                         ---                                 --------
Robert L. Bailey                                      38,467,232                             270,720
William J. Lhota                                      37,466,792                             271,160
David J. D'Antoni                                     37,467,972                             269,980

         On the basis of this vote, Robert L. Bailey, William J. Lhota and David
J. D'Antoni were elected as Class II Directors to serve until the 2002 annual meeting and until a successor is elected and qualified.

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

              Exhibit No.                           Description of Exhibits
              -----------                           -----------------------
                10(LL)                   Credit  Agreement  dated  as of June 1,  1999
                                         between State Auto Financial  Corporation and
                                         State Automobile Mutual Insurance Company

                  27                     Financial data schedules

         b.       Reports on Form 8-K -  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     STATE AUTO FINANCIAL CORPORATION


Date:  AUGUST 13, 1999               /s/ Steven J. Johnston
     -----------------               ----------------------------------------
                                     Steven J. Johnston
                                     Treasurer and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)