Form 10-Q
period 1999-09-30
STATE AUTO FINANCIAL CORP
filed 1999-11-12
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended          September 30, 1999
                                ---------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from ____________________ to ____________________

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
                                                         (X) Yes        ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common shares, without par value                              39,630,005
--------------------------------                       -------------------------
             (CLASS)                                   (OUTSTANDING ON 11/12/99)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

 Item 1.      Financial Statements (Unaudited)

              Condensed consolidated balance sheets - September 30, 1999 and
                December 31, 1998

              Condensed consolidated statements of income - Three months ended
                September 30, 1999 and 1998

              Condensed consolidated statements of income - Nine months ended
                September 30, 1999 and 1998

              Condensed consolidated statements of cash flows - Nine months ended September 30, 1999 and 1998

              Notes to condensed consolidated financial statements -
                September 30, 1999

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands, except share data)
                                              (unaudited)

                                                                            September 30    December 31
ASSETS                                                                          1999           1998
                                                                                ----           ----
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $45,779 and $57,826, respectively)                        $ 45,181       $ 55,926
   Available for sale, at fair value
        (amortized cost $534,380 and $464,008, respectively)                   526,360        481,844
Equity securities, at fair value (cost $34,910 and $29,233, respectively)       46,617         42,196
                                                                              --------       --------
          Total investments                                                    618,158        579,966

Cash and cash equivalents                                                       26,476         32,605
Surplus note receivable                                                           --            9,000
Deferred policy acquisition costs                                               28,803         24,799
Accrued investment income and other assets                                      17,825         19,542
Net prepaid pension expense                                                     18,257         16,378
Reinsurance receivable                                                          13,764         12,416
Prepaid reinsurance premiums                                                    15,783         13,007
Property and equipment, net                                                     11,476          7,927
Due from affiliates                                                                324           --
Current federal income taxes                                                     2,630           --
Deferred federal income taxes                                                    1,472           --
Goodwill                                                                         2,593          1,880
                                                                              --------       --------
          Total assets                                                        $757,561       $717,520
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                              $243,096       $217,450
Unearned premiums                                                              157,762        144,081
Note payable to affiliate                                                       30,000           --
Current federal income taxes                                                      --            2,608
Deferred federal income taxes                                                     --            8,095
Due to affiliates                                                                 --              884
Other liabilities                                                                3,949          3,578
                                                                              --------       --------
          Total liabilities                                                    434,807        376,696
                                                                              --------       --------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
  42,232,487 and 42,039,892 shares issued, respectively, at stated
  value of $2.50 per share                                                     105,581        105,100
Less 2,438,714 and 13,212 treasury shares, respectively, at cost               (30,163)          (167)
Additional paid-in capital                                                      41,788         41,539
Accumulated comprehensive income                                                 2,584         20,276
Retained earnings                                                              202,964        174,076
                                                                              --------       --------
          Stockholders' equity                                                 322,754        340,824
                                                                              --------       --------
          Total liabilities and stockholders' equity                          $757,561       $717,520
                                                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 1999 and 1998
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                             1999         1998
                                                             ----         ----
Earned premiums (net of ceded earned premiums of
      $103,608 and $94,272, respectively)                  $ 98,229     $ 90,096
Net investment income                                         8,566        8,340
Management services income                                    2,182        1,986
Net realized gains on investments                               734        1,115
Other income                                                    749          675
                                                           --------     --------
          Total revenues                                    110,460      102,212
                                                           --------     --------

Losses and loss expenses (net of ceded losses and loss
     expenses of $76,394 and $65,182, respectively)          68,978       59,656
Acquisition and operating expenses                           28,957       27,441
Interest expense                                                351         --
Other expense                                                 1,508        1,646
                                                           --------     --------
          Total expenses                                     99,794       88,743
                                                           --------     --------

          Income before federal income taxes                 10,666       13,469

Federal income tax expense:
    Current                                                   1,859        2,633
    Deferred                                                    275          284
                                                           --------     --------
          Total federal income taxes                          2,134        2,917
                                                           --------     --------
          Net income                                       $  8,532     $ 10,552
                                                           ========     ========

Earnings per share:
     - basic                                               $   0.22     $   0.25
                                                           ========     ========
     - diluted                                             $   0.21     $   0.25
                                                           ========     ========

Dividends paid per common share                            $  0.028     $  0.025
                                                           ========     ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 1999 and 1998
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                             1999         1998
                                                             ----         ----
                                                                      (Restated -
                                                                       See Note 1)
Earned premiums (net of ceded earned premiums of
      $306,003 and $279,701, respectively)                 $295,558     $267,122
Net investment income                                        25,374       24,463
Management services income                                    6,558        5,945
Net realized gains on investments                             2,660        2,165
Other income                                                  2,427        1,700

                                                           --------     --------
          Total revenues                                    332,577      301,395
                                                           --------     --------

Losses and loss expenses (net of ceded losses and loss
     expenses of $214,660 and $197,973, respectively)       203,442      184,929
Acquisition and operating expenses                           84,991       79,477
Interest expense                                                418         --
Other expense, net                                            4,632        4,351

                                                           --------     --------
          Total expenses                                    293,483      268,757
                                                           --------     --------

          Income before federal income taxes                 39,094       32,638

Federal income tax expense (benefit):
    Current                                                   8,448        8,118
    Deferred                                                    865         (343)
                                                           --------     --------
          Total federal income taxes                          9,313        7,775

                                                           --------     --------
          Net income                                       $ 29,781     $ 24,863
                                                           ========     ========

Net earnings per share:
     - basic                                               $   0.72     $   0.59
                                                           ========     ========
     - diluted                                             $   0.71     $   0.58
                                                           ========     ========

Dividends paid per common share                            $  0.078     $  0.070
                                                           ========     ========

See accompanying notes to condensed consolidated financial statements.

                        STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Nine Months Ended September 30, 1999 and 1998
                                          (in thousands)
                                           (unaudited)

                                                                          1999           1998
                                                                          ----           ----
                                                                                      (Restated -
                                                                                      See Note 1)
Cash flows from operating activities:
   Net income                                                           $  29,781      $  24,863

   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                    2,157          1,737
      Net realized gains on investments                                    (2,660)        (2,165)
      Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                  (2,026)          (951)
        Accrued investment income and other assets                          1,569         (1,332)
        Net prepaid pension expense                                        (1,442)          (579)
        Other liabilities and due to/from affiliate, net                   (2,131)         3,958
        Reinsurance receivable and prepaid reinsurance premiums            (7,678)        (1,839)
        Losses and loss expenses payable                                    3,507          1,565
        Unearned premiums                                                   8,223          6,014
        Federal income taxes                                               (3,613)          (185)
                                                                        ---------      ---------
                                                                           25,687         31,086
    Cash provided from the change in the reinsurance pool
        participation percentage                                           11,418         19,708

                                                                        ---------      ---------
          Net cash provided by operating activities                        37,105         50,794
                                                                        ---------      ---------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                     (180,906)      (164,156)
   Purchase of equity securities                                          (16,161)        (8,428)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                    10,595         18,130
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                   18,397         18,362
   Sale of fixed maturities - available for sale                          103,980         88,255
   Sale of equity securities                                               12,435          3,945
   Net cash acquired on acquisition of Farmers Casualty
      Insurance Company and subsidiary                                     11,568           --
   Purchase of surplus note receivable                                       --           (9,000)
   Net additions of property and equipment                                 (3,443)        (1,313)

                                                                        ---------      ---------
          Net cash used in investing activities                           (43,535)       (54,205)
                                                                        ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of debt                                          30,000           --
   Net proceeds from sale of common stock                                   1,281            930
   Payments to acquire treasury stock                                     (29,995)          --
   Payment of dividends                                                      (985)          (896)

                                                                        ---------      ---------
          Net cash provided by financing activities                           301             34
                                                                        ---------      ---------

          Net decrease in cash and cash equivalents                        (6,129)        (3,377)

Cash and cash equivalents at beginning of period                           32,605         30,931

                                                                        ---------      ---------
Cash and cash equivalents at end of period                              $  26,476      $  27,554
                                                                        =========      =========

Supplemental disclosures:
   Federal income taxes paid                                            $  12,964      $   7,768
                                                                        =========      =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                    (in thousands, except per share amounts)
                                   (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

In July 1998 the Company acquired the outstanding shares of Milbank Insurance Company ("Milbank") from State Automobile Mutual Insurance Company ("Mutual"), an affiliated company. The transaction was effected through an exchange with Mutual of approximately 5.1 million Company common shares for all of the issued and outstanding capital stock of Milbank. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling-of-interest. The September 30, 1998 financial information has been restated to include the financial position and operations of Milbank.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                       Three months ended        Nine months ended
                                                          September 30              September 30
                                                          ------------              ------------
                                                        1999         1998        1999          1998
                                                        ----         ----        ----          ----
                                                                                           (Restated -
                                                                                           See Note 1)
Net income                                            $ 8,532      $10,552     $ 29,781      $24,863
Unrealized holding gains (losses), net of tax          (7,528)       2,039      (17,693)       3,806
                                                      -------      -------     --------      -------
Comprehensive income                                  $ 1,004      $12,591     $ 12,088      $28,669
                                                      =======      =======     ========      =======

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 1999 and December 31, 1998 include only unrealized holding gains, net of tax.

3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                            Three months ended       Nine months ended
                                               September 30            September 30
                                               ------------            ------------
                                             1999        1998        1999        1998
                                             ----        ----        ----        ----
                                                                             (Restated -
                                                                             See Note 1)
Numerator:

     Net income for basic and diluted
        Earnings per share                 $ 8,532     $10,552     $29,781     $24,863
                                           -------     -------     -------     -------

Denominator:

      Weighted average shares for
         Basic earnings per share           40,342      41,906      41,340      41,865

      Effect of dilutive stock options         756         988         773       1,045

      Adjusted weighted average shares
         For diluted earnings per share     41,098      42,894      42,113      42,910
                                           -------     -------     -------     -------

Basic earnings per share                   $  0.22     $  0.25     $  0.72     $  0.59
                                           -------     -------     -------     -------
Diluted earnings per share                 $  0.21     $  0.25     $  0.71     $  0.58
                                           -------     -------     -------     -------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 1999
                    (in thousands, except per share amounts)
                                   (unaudited)

4.  SEGMENT INFORMATION

                                              Three months ended            Nine months ended
                                                 September 30                 September 30
                                                 ------------                 ------------
                                             1999           1998           1999           1998
                                             ----           ----           ----           ----
                                                                                       (Restated -
                                                                                       See Note 1)
Revenues from external customers:
   Standard insurance                      $ 99,696       $ 92,459       $299,301       $274,226
   Nonstandard insurance                      8,284          6,954         25,230         20,395
   Investment management services               843            834          2,537          2,471
   All other                                    814            786          2,646          2,032
                                           --------       --------       --------       --------
Total revenues from external customers     $109,637       $101,033       $329,714       $299,124
                                           ========       ========       ========       ========

Intersegment revenues:
   Standard insurance                      $     93       $     65       $    279       $    196
   Nonstandard insurance                        (30)           (23)           (90)           (68)
   Investment management services               640            598          1,930          1,757
   All other                                    426            314          1,141            839
                                           --------       --------       --------       --------
Total intersegment revenues                $  1,129       $    954       $  3,260       $  2,724
                                           ========       ========       ========       ========

Segment profit (loss):
   Standard insurance                      $  7,854       $ 10,286       $ 31,515       $ 26,170
   Nonstandard insurance                        999            691            811            751
   Investment management services             1,291          1,251          3,926          3,659
   All other                                    180            406          1,139            966
                                           --------       --------       --------       --------
Total segment profit                         10,324         12,634         37,391         31,546

Reconciling items:
  Corporate expenses                           (432)          (261)          (947)        (1,038)
  Net realized gains                            734          1,115          2,660          2,165
  Miscellaneous adjustments                      40            (19)           (10)           (35)
                                           --------       --------       --------       --------
Total consolidated income before taxes     $ 10,666       $ 13,469       $ 39,094       $ 32,638
                                           ========       ========       ========       ========

Segment assets:
   Standard insurance                      $702,049       $633,142
   Nonstandard insurance                     45,568         39,720
   Investment management services             6,028          7,458
   All other                                 14,636         14,569
                                           --------       --------
Total segment assets                       $768,281       $694,889
                                           ========       ========


The standard insurance segment's assets increased about $68.9 million at September 30, 1999 from the amount reported at December 31, 1998 because the acquisition of Farmers Casualty and the concurrent change in the pooling arrangement, as discussed above in Note 1. The nonstandard insurance segment's assets increased about $5.8 million from the amount reported at December 31, 1998, because Mid-Plains, which is a wholly owned subsidiary of Farmers Casualty, is a part of the nonstandard insurance segment.

5.  DEBT

During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its common stock until December 31, 2000. Since the repurchase began in the second quarter of 1999, State Auto Financial has repurchased 2,420,000 shares, 1,657,900 from Mutual and 762,100 from the public. Repurchases are transacted to maintain the same ownership ratios, with 70% of the repurchased stock from Mutual and 30% from the public.

In conjunction with the stock repurchase plan State Auto Financial entered into a line of credit agreement with Mutual whereby State Auto Financial may draw up to $30.0 million, at an interest rate of 6.0%, to be used specifically to repurchase shares of the Company's stock. To date, State Auto Financial has drawn on the entire $30.0 million line of credit. Repayment of principal shall begin no later than 2001.

6.  RECLASSIFICATIONS

Certain items in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Income before federal income taxes decreased $2.8 million to $10.7 million and increased $6.5 million to $39.1 million for the three months and nine months ended September 30, 1999, respectively, from the same 1998 periods. For the third quarter 1999 as compared with the same 1998 period this decrease was largely attributable to an increase in the amount of large commercial claims. The increase in income before federal income taxes for the nine months ended September 30, 1999, compared to the same period in 1998 was principally due to a decrease in the level of catastrophes of approximately $10.3 million from the same 1998 period.

1999 has been impacted by the acquisition of Farmers Casualty Insurance Company ("Farmers Casualty") and its subsidiary Mid Plains Insurance Company, both Iowa domiciled insurers as well as an amendment to the Company's pooling arrangement, both of which occurred as of January 1, 1999. Farmers Casualty is a standard property and casualty insurer while Mid-Plains writes principally nonstandard auto insurance. This transaction was accounted for under the purchase method of accounting. During 1998, the Company's standard insurance subsidiaries, State Auto Property & Casualty Insurance Company ("State Auto P&C") and Milbank Insurance Company ("Milbank") participated in a pooling arrangement with State Automobile Mutual Insurance Company ("Mutual"), a majority shareholder of the Company and Midwest Security Insurance Company ("Midwest Security"), a wholly owned subsidiary of Mutual. State Auto P&C assumed 37% of the pooled business, Milbank 10%, Mutual 52% and Midwest Security 1%. Effective January 1, 1999, the Company amended its pooling arrangement to include all of the property and casualty insurance business of Farmers Casualty and adjusted the pooling percentages as follows: 37% to State Auto P&C, 49% to Mutual, 10% to Milbank, 1% to Midwest Security and 3% to Farmers Casualty (collectively, these companies are referred to as the "Pooled Companies"). In connection with the January 1, 1999 pooling changes, the Company received approximately $11.4 million to cover its increased share of the pooled liabilities.

Consolidated earned premiums during the quarter ended September 30, 1999, increased $8.1 million (9.0%) to $98.2 million from the same 1998 period. The 9.0% increase was principally the product of the following factors. The change in allocation percentages of the Company's pooling arrangement, as well as the addition of Farmers Casualty to the pool increased consolidated earned premiums 8.1%. The standard insurance segment, as written by the Pooled Companies, excluding the impact of the changes in the pooling arrangement, decreased consolidated earned premiums about 0.5%. The addition of Mid-Plains to the nonstandard insurance segment increased consolidated earned premiums 2.2%. However, the nonstandard insurance segment continued to experience a decline in earned premium into the third quarter of 1999, which was a decrease of 0.8% as compared to the same 1998 period.

Consolidated earned premiums for the nine months ended September 30, 1999, increased $28.4 million (10.6%) to $295.6 million from the same 1998 period. The 10.6% increase was principally the product of the following factors. The change in allocation percentages of the Company's pooling arrangement, as well as the addition of Farmers Casualty to the pool increased consolidated earned premiums 7.1%. The growth in the standard insurance segment, as written by the Pooled Companies, excluding the impact of the changes in the pooling arrangement, increased consolidated earned premiums 0.5%. The addition of Mid-Plains to the nonstandard insurance segment increased consolidated earned premiums 3.4%. Nevertheless, the nonstandard insurance segment experienced a 0.4% decrease in its earned premiums for the nine months ended September 30, 1999 as compared with the same 1998 period.

Like many other property casualty insurers 1999 has been a difficult year for so called internal growth for the Company. In its standard insurance segment, management continues to stress responsible pricing and sound underwriting even in the face of extraordinary competition in both personal and commercial lines. Indeed, the Company's underwriting experience in commercial lines of late has prompted management to commence a careful review of its underwriting guidelines in these lines of business which could be expected to have an impact on earned premium going forward. Management's emphasis on the importance of profit in its underwriting operations has had and may continue to have an affect on earned premium of the Company.

This same approach to underwriting has also had an impact on the Company's nonstandard insurance segment, as it experienced a decrease in its earned premiums. This was the continuing result of significant auto physical damage rate increases, the continuation of a more restrictive underwriting posture the Company implemented in this segment throughout most of its operating states during 1998 and increased competition in this market segment during 1999. While these management actions have resulted in a decrease in the volume of business over the last several reporting periods, this segment's statutory loss experience continues to improve over comparative prior periods. The statutory loss ratio for the nine months ended September 30, 1999 decreased to 72.7% from 76.1% for the same period in 1998.

Net investment income increased $0.2 million (2.7%) to $8.6 million and $0.9 million (3.7%) to $25.4 million for the three months and nine months ended September 30, 1999, respectively, from the same 1998 periods. Contributing to these increases was the transfer to the Company of approximately $11.4 million in conjunction with the change in the pooling arrangement, the addition of Farmers Casualty and Mid-Plains to the Company's operations and a general increase in investable assets over the previous 1998 period. Total cost of investable assets at September 30, 1999 was $640.9 million compared to $576.7 million at September 30, 1998. The investment yield, based on fixed and equity securities at cost, decreased to 5.4% for the three months and nine months ended September 30, 1999, respectively, from 5.8% for the same 1998 comparable periods.

Losses and loss expenses, as a percentage of earned premiums, increased to 70.2% for the three months ended September 30, 1999 from 66.2% for the same 1998 period and for the nine months ended September 30, 1999, decreased to 68.8% from 69.2% for the same 1998 period. During 1999, the Company experienced a decrease in the level of catastrophe losses compared to the same 1998 periods. The improvement in the level of catastrophe claims in 1999 compared to 1998 contributed to a one percentage point decrease in the GAAP loss ratio in the current quarter and approximately 4.5 percentage points for the nine months ended September 30, 1999. Catastrophe losses for the current quarter were impacted by losses resulting from Hurricane Floyd, which amounted to 3.7 GAAP loss ratio points. Offsetting the improvement in the 1999 catastrophe levels (as well as the GAAP loss ratio) was an increase in the amount of commercial claims impacting the current quarterly and year to date results.
This is being addressed in the manner described above.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), decreased to 29.5% for the quarter ended September 30, 1999 from 30.5% for the same 1998 period and for the nine months ended September 30, 1999, decreased to 28.8% from 29.8% for the 1998 period. These decreases are attributable to an improvement in a number of expense items of the Company and not any one specific item.

Interest expense relates to the line of credit agreement State Auto Financial commenced with Mutual during the second quarter of 1999 to assist in the funding of its repurchase program as discussed in the Liquidity and Capital Resources section below.

The effective Federal tax rate was 20.0% and 23.8% for the three months and nine months ended September 30, 1999, respectively, compared to 21.7% and 23.8% for the same 1998 periods, respectively. During 1998 and continuing into 1999, the Company continued to shift its fixed maturity portfolio from taxable to tax exempt securities. Consequently, tax exempt income comprised a larger proportion of income before federal income taxes in 1999 versus 1998.

Liquidity and Capital Resources
-------------------------------

As of the end of the third quarter 1999, net cash provided by operating activities was $37.1 million ($50.8 million in 1998). In conjunction with the January 1, 1999 pooling change the Company received $11.4 million from Mutual. Absent this cash transfer, net cash provided by operating activities was $25.7 million at September 30, 1999 ($31.1 million in 1998). Contributing to this decrease in net cash provided by operating activities was an increase of $5.0 million in Federal income taxes paid in 1999 over the amount that was paid through the nine months ended September 30, 1998.

Overall, net cash used in investing activities was $43.5 million ($54.2 million in 1998). This sum included $11.6 million in net cash acquired by the Company on the acquisition of Farmers Casualty and its subsidiary Mid-Plains.

Net cash provided by financing activities for the nine months ended September 30, 1999 remained comparable to the same period in 1998. During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its common stock over a period ending December 31, 2000. Since the repurchase began in the second quarter of 1999, State Auto Financial has repurchased 2,420,000 shares, 1,657,900 from Mutual and 762,100 from the public. Repurchases are transacted to maintain the same ownership ratios between Mutual and the public as currently exist, with 70% of the repurchased stock from Mutual and 30% from the public.

In conjunction with the stock repurchase plan State Auto Financial entered into a line of credit agreement with Mutual whereby State Auto Financial may draw up to $30.0 million, at an interest rate of 6.0%, to be used specifically to repurchase shares of the Company's stock. To date, State Auto Financial has drawn on the entire $30.0 million line of credit. Mutual intends to seek the approval of the Ohio Insurance Department and the boards of directors of both State Auto Financial and Mutual to increase the line of credit by an additional $20,000,000. If these approvals are obtained, the additional line of credit would be available to State Auto Financial in mid November 1999. Repayment of principal shall begin no later than 2001.

As of September 30, 1999, funds consisting of cash and cash equivalents were $26.5 million versus $27.6 million at September 30, 1998. At September 30, 1999 approximately $5.8 million had been allocated to an escrow account for the capitalization of State Auto Insurance Company ("SAIC"), with the balance allocated to fund general operations. Effective, November 1, 1999, State Auto Financial completed the capitalization of SAIC by transferring the $5.8 million from the escrow account to SAIC. Insurance operations in SAIC are not expected to commence until the first quarter of 2000.

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

Following months of intensive remediation effort, in April 1998, the Company conducted its first major test of one of its major insurance policy processing systems. The results of that test were positive. The Company conducted a second comprehensive Millennium test at an off-site computer facility in August 1998. All major insurance policy processing systems were tested as if it were the Year 2000. Testing also included Leap Day, February 29, 2000. This test was also successful. In March and September 1999, the Company conducted successful Y2K tests at an offsite computer facility, which was geared specifically to Leap Day, February 29, 2000 and March 1, 2000. An additional test is planned for December. Additionally, all internal test systems run with advanced dates giving the Company the opportunity to identify Y2K issues early enough to react to them. Testing has already begun with policies that renew with effective dates beyond January 1, 2000.

At this time, one hundred percent (100%) of the Company's in-force insurance policies are being processed on a Y2K compliant system, based on the test results mentioned above. However, in an effort to ensure that no material problems arise from the policy processing systems used by the Company the Company plans to continue simulated Year 2000 testing throughout 1999.

State Auto's Y2K project team has, through September 1999, completed its efforts on approximately 99.8% of State Auto's applications software. That means that approximately 99.8% of the software systems State Auto uses in its insurance operations or in meeting its general business needs has been through Y2K remediation, testing, and has been introduced back into the Company's production environment. Included within this 99.8% are the systems that address policy issuance, premium billing and collection and claims processing at State Auto. The remaining 0.2% of applications software code that is not presently Y2K compliant involves applications that are not "mission critical", such as certain management reports and other similar tools. Some of this remaining code may well be determined to be obsolete. State Auto plans to have 100% of non-obsolete applications software Y2K compliant during the fourth quarter 1999.

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

The Company has surveyed all State Auto Agencies that currently upload data electronically to State Auto and verified that every one of these agencies has a Y2K compliant agency vendor system. For those agencies that only receive a download of policy information from State Auto, current information on the Y2K compliance status of their systems available to State Auto indicates that the majority of them are Y2K compliant. In the event that any of these agencies encounters any difficulty with download, State Auto is prepared to suspend the electronic transfer and turn back on the generation of policy documents of which an agency would need to maintain records manually. This should have a minor impact on the efficiency with which the company operates its business.

Should there be a Y2K related problem with upload and download, the consequences of the disruption would depend on the extent to which State Auto's various lines of business may be uploaded and downloaded at the time the disruption would occur and the duration of the disruption. Thus, it is not possible to reasonably estimate the financial impact of such reduced efficiency.

There are certain other vendors that have a material relationship with the Company by virtue of the fact that they provide a product or service that State Auto uses in the ordinary course of its business, such as underwriting information providers, task specific software or hardware product vendors, and financial institutions. Y2K compliance by third party vendors was one of State Auto's focal points throughout 1999. State Auto is reasonably satisfied with its verification of the Y2K compliance of State Auto third party vendor products which was completed during the third quarter of 1999.

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

State Auto's Costs to Address Year 2000 Issues
----------------------------------------------

State Auto's Y2K compliance expense to date for resources has been $4.6 million dollars of a projected $5.0 million dollars. This estimate is subject to change depending on future, presently unforeseen developments, which could affect the cost of Y2K compliance for State Auto. The money spent to date is virtually all payroll costs attributable to the State Auto employees on the Y2K project team. The foregoing expense does not include approximately $0.5 million spent by State Auto on accelerated technology purchases for systems or equipment to ensure Y2K compliance for such system or equipment. Also, an outsourcing agreement with State Auto's primary third party software vendor to provide additional resources for other systems projects has generated an additional expense to State Auto of approximately $3.2 million over the last two years.

State Auto's Risks Due to Year 2000 Issues
------------------------------------------

As a property casualty insurer, State Auto faces the additional risk of insured or allegedly insured losses to its policyholders from the Y2K exposure. State Auto has clarified certain commercial liability insurance policies with respect to this exposure. It is too early to know the nature and extent of insured losses that might arise from the Y2K problem, but they may range from information systems failures to embedded chip processing failures.

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

State Auto's Year 2000 Contingency Plans
----------------------------------------

State Auto is making progress in the development of a formal Y2K contingency plan. Each internal department has responded to a survey relating to its use of external systems, which might be subject to disruption. The company is also utilizing some previously developed Business Recovery documents as part of this contingency plan. The Company expects to have a contingency plan in place during the 4th quarter 1999. Some of the issues that the plan would likely contemplate would be manual processing alternatives, non-electronic forms of information distribution, assurance of adequate supplies, and mitigation of the impact of utilities and financial institution disruptions.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements that involve risks and uncertainties. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, the Year 2000 discussion, the statements relating to the new insurer, State Auto Insurance Company, the legislative and regulatory environment and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rule making promulgations, class action litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, and regulatory or governmental systems breakdowns.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk" under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

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


                                         STATE AUTO FINANCIAL CORPORATION

Date: NOVEMBER 12, 1999                  /s/ Steven J. Johnston
                                         -------------------------------------
                                         Steven J. Johnston
                                         Treasurer and Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)