Form 10-K405
period 1999-12-31
STATE AUTO FINANCIAL CORP
filed 2000-03-28
CIK 874977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         On March 8, 2000, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $96,800,944.

         On March 8, 2000, the Registrant had 38,368,918 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 26, 2000, which Proxy Statement will be filed within 120 days of December 31, 1999, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

(a)      GENERAL DEVELOPMENT OF BUSINESS

         State Auto Financial Corporation, an Ohio corporation formed April 18, 1990 ("State Auto Financial" or "STFC"), is an insurance holding company headquartered in Columbus, Ohio, which engages, through its subsidiaries, primarily in the property and casualty insurance business. State Auto Financial is approximately 69% owned by State Automobile Mutual Insurance Company, an Ohio property and casualty insurance company formed in 1921 ("Mutual").

         State Auto Financial owns 100% of the outstanding shares of State Auto Property and Casualty Insurance Company, a South Carolina corporation ("State Auto P&C"), Milbank Insurance Company, a South Dakota corporation ("Milbank"), Farmers Casualty Insurance Company, an Iowa corporation ("Farmers Casualty"), and State Auto National Insurance Company, an Ohio corporation ("National"). State Auto P&C, Milbank and Farmers Casualty are regional standard insurers engaged primarily in writing personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation and fire insurance. National writes non-standard personal automobile insurance in 18 states.

         While Mutual originally acquired Milbank, Mutual sold Milbank to STFC in July 1998. State Auto Financial issued approximately 5.1 million common shares of STFC to Mutual in exchange for 100% of the outstanding shares of Milbank and as a result, Milbank became a wholly owned subsidiary of State Auto Financial. Since the transaction was a combination of entities under common control, it has been accounted for similar to a pooling of interest. Any reference to prior years' financial information of State Auto Financial Corporation and subsidiaries has been restated to include the financial position and operations of Milbank.

         On January 1, 1999, Farmers Casualty Insurance Company ("Farmers Casualty") an Iowa domiciled standard property casualty insurer, writing in Iowa and Kansas, became a wholly owned subsidiary of STFC, following completion of its plan of conversion from a mutual insurer. In August 1998, STFC contributed $9.0 million in capital to Farmers Casualty in the form of a surplus note. On completion of Farmers Casualty's conversion, STFC exchanged the surplus note for all the issued and outstanding shares of Farmers Casualty. Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company ("Mid-Plains"), which is an Iowa based insurer, which principally writes nonstandard auto insurance in Iowa and Kansas.

         In May 1999, State Auto Insurance Company, an Ohio corporation ("SAIC"), was formed by STFC. It began operations in Ohio upon receiving its Ohio certificate of authority in January 2000. Initially, SAIC will write standard personal lines in Ohio utilizing leading edge technology to the maximum extent feasible.

         In addition to the above-described insurers, effective as of January 1, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security Insurance Company ("Midwest Security"), a Wisconsin domiciled standard personal lines property and casualty insurer. Midwest Security participates in the pooling arrangement discussed below. See "Pooling Arrangement" in the "Narrative Description of Business." In addition, in connection with this transaction, Mutual and State Auto Financial entered into an Option Agreement whereby, subject to the approval of the Office of the Insurance Commissioner of the State of Wisconsin, State Auto Financial may purchase Midwest Security at any time over the option term of five years at a price calculated pursuant to a formula set forth in the Option Agreement.

         State Auto P&C, Mutual, Milbank, Midwest Security, Farmers Casualty and SAIC, all of which participate in the pooling arrangement are collectively referred to hereafter as the "Pooled Companies."

See "Pooling Arrangement" in the "Narrative Description of Business." The Pooled Companies, National, and Mid-Plains are collectively referred to as the "State Auto Group."

         At this time, the insurers in the State Auto Group market their insurance products through approximately 13,000 independent insurance agents associated with approximately 2,200 agencies in 26 states. STFC's insurance products are marketed primarily in the central and eastern part of the United States, excluding New York, New Jersey and the New England States.

         Another wholly owned subsidiary of State Auto Financial, Stateco Financial Services, Inc., an Ohio corporation ("Stateco"), provides investment management services to affiliated insurance companies and insurance premium finance services to customers of State Auto P&C, Mutual and Milbank. See "Investment Management Services" and "Insurance Premium Finance Services" in the "Narrative Description of Business."

         Strategic Insurance Software, Inc. ("S.I.S."), an Ohio corporation formed by State Auto Financial in January 1995, began operations in July 1995. S.I.S. develops and sells software for the processing of insurance transactions, management of insurance policy data and electronic interfacing of insurance policy information between insurance companies and agencies. S.I.S. is a wholly owned subsidiary of State Auto Financial as of January 2000. See "Insurance Software Business" in the "Narrative Description of Business."

         In December 1997, 518 Property Management and Leasing, LLC ("518 PML") was organized. 518 PML is an Ohio limited liability company formed to engage in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco. See "Property Leasing Business" in the "Narrative Description of Business."

         State Auto Financial and its subsidiaries, State Auto P&C, Stateco, National, Milbank, S.I.S., 518 PML, Farmers Casualty, Mid-Plains and SAIC are collectively referred to as the "Company." IN ANY REFERENCE TO FINANCIAL INFORMATION FOR 1998 AND PRIOR PERIODS, IT IS UNDERSTOOD THAT, UNLESS OTHERWISE STATED, ALL REFERENCES TO THE COMPANY INCLUDE ONLY STATE AUTO P&C, STATECO, MILBANK, NATIONAL, S.I.S. AND 518 PML AND EXCLUDE FARMERS CASUALTY AND MID-PLAINS WHILE FINANCIAL INFORMATION FOR 1999 AND PRIOR PERIODS EXCLUDES SAIC.

         Since January 1, 1987, State Auto P&C has participated in an underwriting pooling arrangement with Mutual. While it has been modified several times since 1987, as of January 1, 1999, the then current pool participants and percentages of participation were State Auto Mutual (49%), State Auto P&C (37%), Milbank (10%), Midwest Security (1%), and Farmers Casualty (3%). As of January 1, 2000, it has been further amended. See "Pooling Arrangement" in the "Narrative Description of Business."

         Prior to January 1, 2000, State Auto P&C provided executive management services for all insurance affiliates within the State Auto Group pursuant to an Amended and Restated Management Agreement dated April 1, 1994 (the "Amended and Restated Management Agreement"), the Midwest Management Agreement (defined below), and the Farmers Casualty Management Agreement (defined below). Mutual provided non-executive employees and facilities for such entities through December 31, 1999. See "Management Agreement" in the "Narrative Description of Business."

         Effective January 1, 2000, any individuals providing services to any of the companies in the State Auto Group who were not already employees of State Auto P&C became employees of State Auto P&C. In conjunction with this, the foregoing management agreements were replaced with a Management and Operations Agreement, dated January 1, 2000 (the "2000 Management Agreement"), a 2000 Midwest Management Agreement (as defined below) and a 2000 Farmers Casualty Management Agreement (defined below). See "Management Agreement" in the "Narrative Description of Business."

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

(c) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, the Year 2000 discussion, statements relating to the new insurer, State Auto Insurance Company, the legislative and regulatory environment, including but not limited to the Gramm Leach Bliley Act of 1999 and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rule making promulgation's, class action litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, other types of technical and professional employees, and regulatory or governmental systems breakdowns, and other risks indicated in the Company's filing with the Securities and Exchange Commission, including the Company's Management's Discussion and Analysis for its year ended December 31, 1999.

(d)      NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY INSURANCE

POOLING ARRANGEMENT

         Since January 1987, State Auto P&C and Mutual have participated in an intercompany pooling arrangement. Under the terms of the pooling arrangement, State Auto P&C ceded all of its insurance business to Mutual. All of Mutual's property and casualty insurance business was also included in the pooled business. Mutual then ceded a percentage of the pooled business to State Auto P&C and retained the balance. From January 1987 through December 31, 1991, State Auto P&C assumed 20% of the pooled business. Effective January 1, 1992, State Auto P&C increased its percentage of the pool to 30%. Effective January 1, 1995, the pooling arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the participation percentages were amended as follows: Mutual 55%, State Auto P&C 35% and Milbank 10%. Effective January 1, 1998, Midwest Security was added to the pooling arrangement and concurrently the participation percentages were amended as follows: Mutual 52%, State Auto P&C 37%, Milbank 10%, and Midwest Security 1%. With the addition of Farmers Casualty to the State Auto Group, it was added to the pooling arrangement and concurrently the pooling percentages were also amended as follows: Mutual 49%, State Auto P&C 37%, Milbank 10%, Midwest Security 1% and Farmers Casualty 3%.

         Effective January 1, 2000, the pooling arrangement was amended through the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 (the "2000 Pooling Agreement'). The 2000 Pooling Agreement: 1) adds SAIC as a party; 2) modifies the pooling percentages to: Mutual 46%, State Auto P&C 39%, Milbank 10%, Midwest Security 1%, Farmers Casualty 3% and SAIC 1%; 3) increases the exclusion for the Catastrophe Assumption Agreement written by State Auto P&C from

$100.0 million excess of $120.0 million to $135.0 million excess of $120.0 million (see "Reinsurance" in the "Narrative Description of Business"); and 4) excludes voluntary assumed reinsurance from third parties underwritten by Mutual from and after January 1, 2000.

         The pooling percentages are reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. Future adjustments in the pooling percentages are expected to be based on the performance of the insurance operations of the current pool participants, the growth in direct premiums written of each company as it relates to the pooling percentages, the combined ratio of the pooled business and the net premiums written of the pooled business in relation to the statutory capital and surplus of each participant, among other factors. Management of each of the Pooled Companies makes recommendations to a four-member coordinating committee consisting of two members of Mutual's Board of Directors and two members of State Auto Financial's Board of Directors. The coordinating committee reviews and evaluates various factors relevant to the pooling percentages and recommends any appropriate pooling change to the Boards of both Mutual and State Auto Financial. See "Management Agreement" in the "Narrative Description of Business." The pooling arrangement is terminable by any party on 90 days notice or by mutual agreement of the parties. Neither Mutual, State Auto P&C, Milbank, Farmers Casualty, Midwest Security, nor SAIC currently intends to terminate the pooling arrangement.

         The pooling arrangement is designed to produce more uniform and stable underwriting results for each of the Pooled Companies than any one company would experience individually, by spreading the risk among each of the participants. Under the terms of the pooling arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies on the basis of their participation in the pool. One effect of the pooling arrangement is to provide each participant with an identical mix of property and casualty insurance business on a net basis.

         The '99 Pooling Agreement contains a provision which excludes from the scope of the pooling arrangement catastrophic loss claims and loss adjustment expenses incurred by State Auto P&C, Mutual, Milbank, National, Midwest Security, Farmers Casualty and Mid-Plains in the amount of $100.0 million in excess of $120.0 million but less than $220.0 million and the premium for such exposures. State Auto P&C has become the reinsurer for each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. As noted above, this has been increased to $135.0 million excess of $120.0 million, but less than $255.0 million pursuant to the 2000 Pooling Agreement. See "Reinsurance" in the "Narrative Description of Business."

MANAGEMENT AGREEMENT

         Prior to January 1, 2000, the Company operated and managed its business in conjunction with Mutual under a management agreement which was restructured pursuant to an Amended and Restated Management Agreement effective April 1, 1994. Under this agreement, State Auto P&C provided executive management services for Mutual, Milbank, and National, overseeing the insurance operations of these companies. Investment management services are provided by Stateco. See "Investment Management Services" in the "Narrative Description of Business." A management fee was paid by Mutual, Milbank, and National for the services provided by State Auto P&C equal to 2% of the five year average of annual statutory statement "surplus as regards policyholders," less valuations for managed subsidiaries, of each managed company. The Amended and Restated Management Agreement also imposed a performance standard which could result in State Auto P&C not being entitled to the fee for a particular quarter if a managed company's performance did not meet the standard incorporated in the agreement. In 1999, the managed companies paid a management fee of $7.1 million to State Auto P&C.

         In addition to the above-described Amended and Restated Management Agreement, State Auto P&C and Mutual entered into a Management Agreement with Midwest Security effective as of January 1, 1997 (the "Midwest Management Agreement"), and with Farmers Casualty and Mid-Plains effective as of January 1, 1999 (the "Farmers Casualty Management Agreement"). Effective January 1, 2000, each of these agreements was replaced (see below). Under each of these prior agreements, Mutual provided clerical and non-executive employees to Midwest Security, Farmers Casualty and Mid-Plains. Under the Midwest Management Agreement, the Company provided executive management services to Midwest Security in return for a management fee. Under this agreement, the Company's management fee was based on direct written premium of Midwest Security. The fee set for 1999 was 0.75% of direct written premium of Midwest Security and included a performance standard, as well. In 1999, Midwest Security paid a management fee of $131,000 to State Auto P&C. Under the Farmers Casualty Management Agreement, specific services were assignable to State Auto P&C by resolution of the Boards of Farmers Casualty and Mid-Plains. The fee due was dependent on the scope of the services assigned but it was capped at 0.75% of direct written premium.

         Under the Amended and Restated Management Agreement, Mutual provided the Company with the facilities, clerical personnel and other non-executive employees necessary to run its day-to-day operations. While these employees have been registered as employees of Mutual, the Company has deemed them its common law employees as well. All costs incurred by Mutual with respect to underwriting expenses and loss expenses incurred on behalf of Mutual, State Auto P&C, Milbank, Midwest Security, and from January 1, 1999 forward, Farmers Casualty, continue to be shared pro rata among Mutual, State Auto P&C, Milbank, Midwest Security and Farmers Casualty through the 99 Pooling Agreement. "See Pooling Arrangement" in the "Narrative Description of Business." For companies not participating in the 99 Pooling Agreement or the 2000 Pooling Agreement, e.g., National and Mid-Plains, expenses directly attributable to a particular company continue to be charged to that company and expenses of personnel who are not dedicated entirely to work for a particular company are allocated among the companies based on an estimate of time devoted by such personnel to each company for which services are rendered. Mutual also charges rent to each company which has dedicated space within Mutual's facilities (currently National and Stateco).

         As mentioned above, as of January 1, 2000, the 2000 Management Agreement became effective among State Auto P&C, Mutual, Milbank, National, SAIC, Stateco, S.I.S. and 518 PML, while the 2000 Midwest Management Agreement and the 2000 Farmers Casualty Management Agreement became effective among State Auto P&C, Mutual and Midwest Security and Farmers Casualty and Mid-Plains. Under these management agreements, every person providing services to the Company, Mutual and Midwest are specifically designated as employees of State Auto P&C. Under these management agreements, employees of State Auto P&C perform every service required in the management and operation of each party to the agreement. Each party to the 2000 Management Agreement pays State Auto P&C a fee equal to 4% of the three year average of the Managed Companies' surplus (less other Managed Companies) (subject to regulatory approval). Under the 2000 Midwest Management Agreement, Midwest Security pays State Auto P&C a fee equal to 0.75% of its direct written premium of Midwest Security and Farmers Casualty and Mid-Plains pay 0.75% of direct written premium under the 2000 Farmers Casualty Agreement.

         The 2000 Management Agreement and 2000 Midwest Management Agreement set forth procedures for potential conflicts of interest. Generally, business opportunities presented to the common officers of the companies, other than business opportunities that meet certain criteria, must be presented to a four-member coordinating committee consisting of two directors of Mutual, who represent the interests of Mutual and its subsidiary, and two directors of the Company, who represent the interests of State Auto Financial and its subsidiaries. This committee reviews and evaluates the business opportunity using such factors as it considers relevant. Based upon such review and evaluation, this committee then makes recommendations to the respective boards of directors as to whether or not such business opportunity should be pursued and if so, by which company. The Boards of Directors of Mutual, State Auto Financial and, when appropriate, a subsidiary, must then act on the recommendation of the committee after considering all other factors they deem relevant.

         Each of the 2000 Management Agreement, the 2000 Midwest Management Agreement and the 2000 Farmers Casualty Management Agreement has a ten year term ending December 31, 2009, and automatically renews for an additional ten year term unless sooner terminated in accordance with its terms. The 2000 Management Agreement may also be terminated by any of the managed companies upon events constituting a change of control or potential change of control (as defined in the 2000 Management Agreement) of the Company, upon agreement between a managed company and State Auto P&C and, the agreement is terminated automatically with respect to a party if it is subject to insolvency proceedings. If the 2000 Management Agreement is terminated for any reason, the Company would have to locate facilities to continue its operations.

STANDARD INSURANCE SEGMENT

         The Company's share of the business written by the Pooled Companies constitutes the Company's standard insurance segment. This includes personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation, liability, fire and other lines of business. Independent insurance agencies constitute the Company's sales force for both the standard insurance products and the non-standard insurance products. Footnote 14 in the Company's Consolidated Financial Statements included herewith sets forth the amount of the Company's net earned premiums by line of insurance for both standard lines and nonstandard lines.

         As mentioned above, the insurance business of Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, and as of January 1, 2000, SAIC, is combined through the pooling arrangement. This pooling arrangement effectively gives each of the Pooled Companies an identical mix of personal and commercial business as written by all six insurers. The Pooled Companies products' sales are predominantly personal lines. Commercial lines became available in Kansas during the fourth quarter of 1999 and are expected to be available in Iowa sometime during the second quarter of 2000.

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

         The following table sets forth the statutory loss ratios by line of insurance and the combined ratio for the standard insurance segment of the Company's business, prepared in accordance with accounting practices prescribed or permitted by state insurance authorities, for the periods indicated. The loss ratio is the ratio of incurred losses and associated expenses to net earned premiums ("loss ratio"). The combined ratio is a traditional measure of underwriting profitability. The combined ratio is the sum of (a) the loss ratio; and (b) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses, to net written premium ("expense ratio"). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income or federal income taxes. The Company's operating income depends on income from underwriting operations, investments and management fees.

                                                          Year Ended December 31(1)
                                                    -----------------------------------
                                                    1999           1998           1997
                                                    ----           ----           ----
         Loss ratios:

         Automobile ..........................      65.2%          65.7%          63.3%
              Homeowners and Farmowners ......      75.3%          86.0%          71.6%
              Commercial multi-peril .........      69.9%          57.1%          72.8%
              Workers' compensation ..........      41.1%          51.1%          64.2%
              Fire and allied lines ..........      89.2%          81.8%          59.3%
              Other commercial liability......      61.4%          61.2%          64.9%
              Other personal lines ...........      36.3%          32.3%          34.6%
              Other commercial lines .........      28.4%          20.0%          16.8%
                                                    ----           ----           ----
         Total loss ratio ....................      67.0%          67.9%          64.2%
         Expense ratio .......................      29.5%          29.8%          29.5%
                                                    ----           ----           ----
         Combined ratio ......................      96.5%          97.7%          93.7%
                                                    ====           ====           ====

----------
(1) This reflects a combination of the loss ratios of State Auto P&C, Milbank, and Farmers Casualty after giving effect to reinsurance and the 99 Pooling Agreement.

------------------

NON-STANDARD INSURANCE SEGMENT

         In October 1991, State Auto Financial formed National to write personal automobile insurance for nonstandard risks. National began writing insurance in Ohio in 1992. It is now licensed in 22 states and active in 18, having added Maryland, South Carolina and South Dakota to its operating territory in 1999. In addition to National, as of January 1, 1999, the Company writes nonstandard auto insurance through Mid-Plains. Mid-Plains operates in Kansas and Iowa. The Company currently does not contemplate combining the operations of Mid-Plains and National. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because insureds have poor loss experience or a history of late payments of premium. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

         The following table sets forth the statutory loss ratios and combined ratios of National and Mid-Plains, which are engaged in the nonstandard segment of the business.

                                     Year Ended December 31
                              ----------------------------------
                               1999           1998          1997
                               ----           ----          ----
          Loss Ratio
              Automobile       71.7%          75.0%         79.8%
          Expense Ratio        29.9%          25.0%         20.6%
                               -----          -----         -----
          Combined Ratio      101.6%         100.0%        100.4%
                              ======         ======        ======

MARKETING

         In its 26 states of operation, the State Auto Group markets its products through approximately 13,000 insurance agents associated with approximately 2,200 independent insurance agencies. State Auto Financial's acquisition of Farmers Casualty gave the Company the opportunity to enter its 25th and 26th states of operation effective January 1, 1999 adding approximately 200 agencies and 1,200 agents to market its products. Farmers Casualty markets personal lines only; the Company introduced commercial lines to Farmers Casualty's agents in Kansas during the fourth quarter of 1999 and anticipates doing so for its Iowa agents during the second quarter of 2000.

         None of the companies in the State Auto Group has any contracts with managing general agencies.

         State Auto National markets non-standard products exclusively through the Company's network of independent agents. As noted above, State Auto National is licensed in 22 states and operated in 18 states in 1999. Three of these were added in 1999. At least one more additional state is expected to be added in 2000. Mid-Plains markets nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers Casualty in those states. See "Non-Standard Automobile Insurance" in the "Narrative Description of Business."

         Because independent insurance agents significantly influence which insurance company their customers select, management views the Company's independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships. Examples include regular travel by senior management and branch office staff to meet with agents, in person, in their home states, training opportunities, an agent stock purchase plan and an agent stock option plan.

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

         The Company shares the cost of approved advertising with selected agencies. The Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, the Company recognizes its very top agencies as Inner Circle Agents. Inner Circle Agents are rewarded with additional trip and financial incentives, including additional profit sharing bonus and additional contributions to their Inner Circle Agent Stock Purchase Plan, which is part of the Agent Stock Purchase Plan described below.

         To strengthen agency commitment to producing profitable business and further develop its agency relationships, the Company's Agent Stock Purchase Plan offers its agents the opportunity to use commission income to purchase the Company's stock. The Company's transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a broker. As of year-end 1999, 273 agencies participated in this agent stock purchase plan.

         In addition to the Agent Stock Purchase Plan, the Company has created an Agent Stock Option Plan incentive for a select group of agencies, which represent the Company. If an agent/agency meets specific annual production and profitability requirements during a five-year period the agent participates in the plan, that agent/agency vests State Auto Financial stock options granted annually at the market price on the day of the grant. Vested options are exercisable and have a 10-year term from date of grant.

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

         The Company receives premiums on products marketed in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 1999, the seven states that contributed the greatest percentage of direct premiums written to the State Auto Group were Ohio (22.0%), Kentucky (11.0%), Tennessee (8.0%), South Carolina (6.0%), North Carolina (6.0%), Minnesota (5.0%) and Pennsylvania (5.0%).

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

         The Company attempts to minimize claims costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service. The Company's in-house trial counsel operation in Cleveland, Ohio, which represents insureds in third party litigation, continues its operation, having added a fourth attorney in 1998. Presently, the Company also has a two lawyer in-house trial counsel's office in Baltimore, Maryland. It has no immediate plans to add in-house trial counsel in any other territories where it operates.

         The third party, proprietary bodily injury evaluation software which claims representatives use to help them value bodily injury claims, except for the most severe injury cases, continues to be a valuable tool for the Company. The glass network utilized in settling glass claims has been generally effective. The Central Claims Department ("CCD") created in the Company's home office in 1998 has expanded in size since its inception, both in terms of the volume of claims handled and the number of individuals working in the unit without a net increase in the number of employees in the Claims Department. The Claims Department also provides 24 hour, 7 days a week claim service through associates in the home office.

RESERVES

         Loss reserves are management's best estimates at a given point in time of what an insurer expects to pay to claimants, based on facts, circumstances and historical trends then known. It can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

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

         Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the pooling arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 1999, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

         The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 1999:

                                                                        Year Ended December 31
                                                                 -----------------------------------------
                                                                    1999           1998            1997
                                                                 ---------       ---------       ---------
                                                                               (in thousands)
Reserve for losses and loss expenses
     At beginning of year(1)                                     $ 205,034       $ 194,155       $ 199,480
                                                                 ---------       ---------       ---------
Provision for losses and loss Expenses occurring:
         Current year                                              271,507         255,885         225,666
         Prior years(2)                                             (6,878)        (13,591)        (17,432)
                                                                 ---------       ---------       ---------
             Total                                                 264,629         242,294         208,234
                                                                 ---------       ---------       ---------
Loss and loss expense payments For claims occurring during:
         Current year                                              168,512         157,988         134,890
         Prior years                                               100,349          86,671          78,669
                                                                 ---------       ---------       ---------
             Total                                                 268,861         244,659         213,559
                                                                 ---------       ---------       ---------
Impact of acquisition of Farmers Casualty
     And Mid-Plains, 1/1/99                                         13,247            --              --
Impact of pooling change 1/1/99 and 1/1/98 (3)                       7,633          13,244            --
                                                                 ---------       ---------       ---------
Reserve for losses and loss expenses at end of year (1)          $ 221,682       $ 205,034       $ 194,155
                                                                 =========       =========       =========

---------------

(1) This line item is net of reinsurance recoverable on losses and loss expenses payable of approximately $10,807,000, $12,416,000, and $21,056,000 for the years 1999, 1998, and 1997, respectively.

(2) This line item shows redundancies in the provision for losses and loss expenses attributable to prior years in the amounts of approximately $6,878,000, $13,591,000, and $17,432,000 for the years 1999, 1998, and
         1997, respectively. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to medical cost containment, tort reform and lower rates of inflation. This along with fundamental improvements primarily in the auto liability and worker's compensation lines of business resulted in incurred losses and loss expenses developing favorably.

(3) This line item represents the increase in loss and loss expense reserves due to the Company's change in pooling participation percentages effective January 1, 2000.

----------------

         The following table sets forth the development of reserves for losses and loss expenses from 1989 through 1999 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

         The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

         The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 1999, the Company had paid 78.1% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1990.

         The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1990 reserve has developed an $8.4 million redundancy over nine years. That amount has been included in operations over the nine years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

         In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1992, but incurred in 1989, will be included in the cumulative redundancy amount for years 1989, 1990 and 1991. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         Effective, January 1, 1992, the pooling percentage was changed whereby State Auto P&C increased its share in the pooled losses and loss expenses from 20% to 30%. This increase is reflected in the 1992 column. Effective January 1, 1995, the pooling percentage was again changed adding Milbank to the pool and increasing State Auto P&C's share in the pooled losses and loss expenses from 30% to 35%. This increase is reflected in the 1995 column. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1992, 1995, 1998 and 1999 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1992, 1995, 1998 and 1999 has been netted against and has reduced the cumulative amounts paid for years prior to 1992, 1995, 1998 and 1999, respectively.

                         [See table on following page.]

                                                                               State Auto Financial Corp.
                                                                                 Years Ended December 31

                                                   -------------------------------------------------------------------------------
                                                          1989      1990      1991        1992       1993       1994       1995

                                                                                  (Dollars in Thousands)

Net liability for losses
  and loss expenses payable                             $58,203   $65,464   $71,139    $119,044   $123,337   $126,743   $206,327

Paid (cumulative)
  as of:
   One year later                                          48.1%     43.3%     12.2%       41.3%      42.2%       1.5%      38.2%
   Two years later                                         68.8%     46.1%     43.0%       60.9%      41.3%      29.1%      55.4%
   Three years later                                       70.9%     62.9%     58.7%       60.6%      55.6%      44.5%      63.3%
   Four years later                                        79.9%     71.8%     58.4%       68.0%      64.5%      51.0%      68.5%
   Five years later                                        84.4%     72.1%     63.9%       71.9%      67.2%      55.5%
   Six years later                                         83.3%     75.5%     67.5%       72.5%      69.7%
   Seven years later                                       86.0%     77.8%     67.7%       74.2%
   Eight years later                                       87.7%     77.1%     69.7%
   Nine years later                                        86.8%     78.1%
   Ten years later                                         87.5%


Net liability re-estimate
  as of:
   One year later                                          98.0%     95.4%     91.2%       92.7%      93.7%      87.4%      87.0%
   Two years later                                         97.4%     92.1%     87.2%       90.5%      90.0%      77.1%      86.4%
   Three years later                                       95.9%     89.7%     85.4%       87.6%      85.0%      77.0%      83.2%
   Four years later                                        95.4%     88.1%     84.5%       85.6%      86.3%      72.9%      81.6%
   Five years later                                        95.0%     89.7%     82.3%       87.3%      82.8%      70.9%
   Six years later                                         96.1%     88.4%     86.7%       84.5%      81.6%
   Seven years later                                       95.5%     93.2%     83.1%       83.0%
   Eight years later                                      100.1%     89.5%     81.0%
   Nine years later                                        97.2%     87.2%
   Ten years later                                         95.2%

Cumulative redundancy (deficiency)                       $2,822    $8,367   $13,533     $20,267    $22,717    $36,868    $37,918

Cumulative redundancy (deficiency)                          4.8%     12.8%     19.0%       17.0%      18.4%      29.1%      18.4%

Gross* liability - end of year                                                         $224,771   $245,929   $277,783   $412,553
Reinsurance recoverable                                                                $105,727   $122,591   $151,040   $206,226
Net liability - end of year                                                            $119,044   $123,337   $126,743   $206,327

Gross liability re-estimated - latest                                                      93.8%      94.7%      84.6%      86.9%
Reinsurance recoverable re-estimated - latest                                             106.0%     107.9%      96.0%      92.1%
Net liability re-estimated - latest                                                        83.0%      81.6%      70.9%      81.6%



                                                                  State Auto Financial Corp.
                                                                   Years Ended December 31

                                                   ------------------------------------------------------
                                                           1996       1997        1998        1999

Net liability for losses
  and loss expenses payable                             $199,480   $194,155    $205,034    $221,682

Paid (cumulative)
  as of:
   One year later                                           39.4%      32.7%       38.7%    ---
   Two years later                                          54.1%      56.7%
   Three years later                                        66.2%
   Four years later
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later


Net liability re-estimate
  as of:
   One year later                                           91.3%      93.0%       96.6%    ---
   Two years later                                          87.3%      92.0%
   Three years later                                        86.7%
   Four years later
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Cumulative redundancy                                    $26,476    $15,531      $6,943    ---

Cumulative redundancy                                       13.3%       8.0%        3.4%   ---

Gross* liability - end of year                          $410,658   $402,718    $414,268
Reinsurance recoverable                                 $211,178   $208,563    $209,234
Net liability - end of year                             $199,480   $194,155    $205,034

Gross liability re-estimated - latest                       91.4%      95.1%       98.7%
Reinsurance recoverable re-estimated - latest               95.9%      98.0%      100.8%
Net liability re-estimated - latest                         86.7%      92.0%       96.6%

* Gross liability includes: Direct & assumed losses & loss expenses payable.

         The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

                                                              1999             1998             1997
                                                              ----             ----             ----
                                                                          (in thousands)
    GAAP losses and loss
         expenses payable                                     $232,489         $217,450          $215,211
    Less: ceded reinsurance recoverable
         on losses and loss expenses payable                    10,807           12,416            21,056
    Add: salvage and subrogation
         Recoverable                                            13,505           12,817            10,870
                                                          -------------    -------------    --------------
    STAT losses and loss
         expenses payable                                     $235,187         $217,851          $205,025
                                                          =============    =============    ==============

REINSURANCE

         The Company, Mutual and Midwest Security follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Effective January 1, 2000, reinsurance premiums and reimbursements are allocated among State Auto P&C, Milbank, Mutual, Midwest Security, Farmers Casualty and SAIC according to their relative pooling percentages. National and Mid-Plains do not directly participate in the pooling arrangement. Although reinsurance does not legally discharge State Auto P&C, Mutual, National, Milbank, Midwest Security, Farmers Casualty, Mid-Plains or SAIC from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded.

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

         Catastrophe reinsurance has been arranged for property business, including automobile physical damage. Effective November 19, 1999, the Company and Mutual replaced the structured financing piece of their catastrophe reinsurance program, originally placed in July 1996 with the program described below.

Each of State Auto P&C, Mutual, Milbank, Midwest Security, National, Farmers Casualty, Mid-Plains and SAIC retain the first $40.0 million of each occurrence.

         $80.0 million of traditional reinsurance is available above the $40.0 million retention with a co-participation of 5%. In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, State Auto Financial has implemented a structured contingent financing transaction with Bank One ("Bank One") to provide up to $135.0 million to be used to cover such catastrophe losses. This arrangement, effective November 19, 1999, replaced the prior structured contingent financing transaction State Auto Financial had with Chase Manhattan Bank. Under this arrangement, in the event of such a loss, State Auto Financial would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Bank One and a syndicate of other lenders (the "Lenders"). State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, National, Farmers Casualty, Mid-Plains, and SAIC, pursuant to a Catastrophe Assumption Agreement in the amount of $135.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. State Auto Financial is obligated to repay SPC (which will repay the Lenders) by redeeming the preferred shares over a six-year period. This layer of $135.0 million in excess of $120.0 million has been excluded from the pooling arrangement as well by virtue of the 2000 Pooling Agreement. See "Pooling Arrangement" in the "Narrative Description of Business." In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding. This Bank One contingent financing transaction is a 364 day commitment and may be renewed on mutual agreement of the parties.

         Changes were made in 1999 to National's agreement with Mutual. The excess of loss portion, in which Mutual assumes all liability losses in excess of National's $50,000 retention, remained the same. However, the 20% liability quota share, within the $50,000 retention, was reduced to 8.5%, while a 20% quota share was extended to the physical damage coverages. Effective January 1, 1999, Mutual entered into an excess of loss agreement with Mid-Plains, State Auto's other non-standard company. Pursuant to the terms of this agreement, Mutual provides $450,000 of reinsurance above a $50,000 retention for Mid-Plains liability coverages.

REGULATION

         Most states have enacted legislation that regulates insurance holding company systems. Ohio, the domiciliary state of Mutual, National, and SAIC has adopted legislation regulating the activities of those companies. South Carolina has adopted legislation regulating the activities of State Auto P&C as the South Carolina domiciled member of the holding company system, as have South Dakota, and Wisconsin which are the domiciliary regulators of Milbank and Midwest Security, respectively, and Iowa which regulates Farmers Casualty and Mid-Plains. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Mutual, State Auto P&C, National, Milbank, Midwest Security, Farmers Casualty, Mid-Plains, and SAIC at any time, require disclosure of material transactions involving insurer members of the holding company system and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends from State Auto P&C, National, Milbank, Farmers Casualty, and SAIC to State Auto Financial. Pursuant to these laws, all transactions within the holding company system affecting Mutual, State Auto P&C, National, Milbank, Midwest Security, Farmers Casualty, Mid-Plains, or SAIC must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer.

         South Carolina insurance law provides that no person may acquire direct or indirect control of State Auto P&C unless that person has obtained the prior written approval of the Chief Insurance Commissioner of South Carolina for such acquisition. Ohio has similar statutory provisions in place which would be applicable to National and SAIC, as does South Dakota for Milbank, Wisconsin for Midwest Security and Iowa for Farmers Casualty and Mid-Plains.

         In addition to being regulated by the insurance department of its state of domicile, each insurance company is subject to supervision and regulation in the states in which it transacts business, and such supervision and regulation relate to numerous aspects of an insurance company's business operations and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies' underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

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

         Dividends. State Auto P&C, National, Milbank, Farmers Casualty, and SAIC are subject to regulations and restrictions under which payment of non-extraordinary dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities.

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

         Pursuant to these rules, a total of $28.9 million is available for payment to State Auto Financial as a dividend from State Auto P&C, National, Milbank, Farmers Casualty, and SAIC during 2000 without prior approval from the South Carolina, Ohio, South Dakota and Iowa Insurance Departments, respectively, under current law.

         Rate and Related Regulation. The Company is not aware of any adverse legislation or regulation that has been adopted by any state where the Company did business during 1999 which would present material obstacles to the Company's overall business.

         In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers' operations, the NAIC has tested insurer's risk-based capital requirements since 1994. As of December 31, 1999, each insurer affiliated with the Company exceeded all standards tested by the formula applying risk-based capital requirements.

         While the insurance industry is regulated by the states, federal financial services reform legislation enacted into law in late 1999 will likely affect the property casualty insurance business. This federal legislation, known as the Gramm Leach Bliley Act, generally permits "financial holding companies" to own insurers. This new law is expected to have an impact on the property casualty industry marketplace, although the nature and extent of the impact is uncertain. It could increase the level of competition; it could bring additional capital into the insurance marketplace, which could have a negative impact on product pricing. It also is unclear how insurers owned by "financial holding companies" will be regulated as compared with other insurers. The legislation could have an adverse affect on state regulation, which has its own set of uncertain consequences. This change in the federal law will have ramifications on the Company as well as the insurance business as a whole. The Company is still assessing the impact of this law change on its business.

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

          Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. Consequently, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregates a portion of its fixed maturity investments for the purpose of providing greater flexibility in the investment portfolio. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held-to-maturity and carried at amortized cost. Fixed maturities that may be sold, thereby providing the Company the flexibility noted above, are categorized as available-for-sale and are carried at fair value. Fixed maturities available-for-sale totaled $527.8 million, and $481.8 million at December 31, 1999 and 1998, respectively.

         During 1997, the Company began a program to build on the equity portfolio to enhance growth of surplus over the long term. At December 31, 1999 and 1998, respectively, the equity portfolio totaled $55.5 million and $42.2 million.

         The table below provides information about the quality of the Company's fixed maturity portfolio.

                             Bond Portfolio Quality

                        Investment Grade Corporates
                            and Municipals                     79.2%


                        U.S. Governments                       16.0%

                        U.S. Government Agencies                4.8%

         The following table sets forth the Company's investment results for the periods indicated:

                                              Year Ended December 31
                                       -------------------------------------
                                       1999            1998           1997
                                       ----            ----           ----
                                               (Dollars in thousands)

          Average invested assets (1)  $633,989       $571,152      $519,298
          Net investment income (2)     $34,262        $32,506       $31,107
          Average yield                    5.4%           5.7%          6.0%

--------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities at amortized cost, equity securities at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.
--------------

INVESTMENT MANAGEMENT SERVICES

         Stateco has been providing investment management services since April 1993. These services are provided to all insurance companies affiliated with the Company or Mutual, including Mutual, Midwest Security, State Auto P&C, Milbank, National, Farmers Casualty, Mid-Plains, and SAIC. Stateco has entered into an Investment Management Agreement with each of these entities, pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate.

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

INSURANCE SOFTWARE BUSINESS

         S.I.S. is developing and selling software used by insurance companies and agencies to allow more efficient and effective electronic management and communication of policyholder data from insurers to agents (download) and from agents to insurers (upload). S.I.S.' principal product, SEMCI Partner(R), is an alternative to significantly more costly agency management systems. S.I.S. believes SEMCI Partner(R), will be attractive to a substantial segment of independent insurance agencies. While S.I.S.' principal customer from a revenue standpoint is Mutual, it has sold and continues to sell SEMCI Partner(R) directly to agents, including agents who do not represent the State Auto Group. S.I.S.' revenue from SEMCI Partner(R) and other S.I.S. software sales is not material to the Company at this time. S.I.S, which had been a majority-owned subsidiary of the Company through December 31, 1999, is now a wholly owned subsidiary, after it repurchased shares owned by employees and officers of S.I.S.

PROPERTY LEASING BUSINESS

         As noted above, the Company formed 518 PML, an Ohio limited liability company in December 1997. The initial members of 518 PML are Stateco and State Auto P&C. Stateco contributed $7.0 million in cash and a parcel of real property located in Goodlettsville, Tennessee, while State Auto P&C contributed real property located in Greer, South Carolina. 518 PML constructed an office building on the real estate in Goodlettsville, which it leased to Mutual commencing in May 1999 for Mutual's Nashville Regional Office facility. 518 PML has leased the Greer property to Mutual to use as its Southern Regional Office facility. Revenue from 518 PML is not material to the Company at this time. In late 1999, it also began to lease motor vehicles to Mutual for use in its business operations.

YEAR 2000

         See discussion included in Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         The property and casualty insurance industry is highly competitive. Price competition has been very intense during recent years. This was particularly true in regards to both commercial lines and personal lines, particularly auto insurance in 1999. Several "national" carriers' active marketing efforts with respect to personal lines auto insurance have had an impact on the market for this coverage. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See "Marketing" in the "Narrative Description of Business." The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

EMPLOYEES

         As of March 3, 2000, the Company had 1,350 employees, which is a change from past practice. See "Management Agreement" In the "Narrative Description of the Business". Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

 Name of Executive Officer and                   Principal Occupation(s)               An Executive Officer
 Position(s) with Company (1)       Age         During the Past Five Years           of the Company Since (2)
 ------------------------------     ---         --------------------------           ------------------------
Robert L. Bailey,                   66     Chairman of the Board of STFC, 3/93 to                 1991
    Chairman                               present; Chief Executive Officer of
                                           STFC, 5/91 to 5/99; President of
                                           STFC, 5/91 to 5/96; Chairman of the
                                           Board of Mutual, 3/93 to present;
                                           Chief Executive Officer of Mutual,
                                           5/89 to 5/99; President of Mutual,
                                           1983 to 5/96

Robert H. Moone,                    56     President and Chief Executive Officer                  1991
    President and                          of STFC, 5/99 to present; President and
    Chief Executive Officer                Chief Operating Officer of STFC, 5/96
                                           to 5/99; Executive Vice President,
                                           11/93 to 5/96 and prior thereto Vice
                                           President of STFC; President and
                                           Chief Executive Officer of Mutual,
                                           5/99 to present; President and Chief
                                           Operating Officer of Mutual, 5/96 to
                                           5/99; Executive Vice President, 11/93
                                           to 5/96 and prior thereto, Senior
                                           Vice President of Mutual

Steven J. Johnston,                 40     Senior Vice President, Treasurer and                   1994
    Senior Vice President,                 Chief Financial Officer of STFC and
    Treasurer and Chief                    Mutual 8/99 to present; Vice President,
    Financial Officer                      Treasurer and Chief Financial Officer
                                           of STFC and Mutual, 4/97 to 8/99;
                                           Vice President of STFC and Mutual,
                                           5/95 to 4/97; Assistant Vice
                                           President of Mutual, 8/92 to 5/95

John R. Lowther,                    49     Vice President, Secretary and General                  1991
    Vice President, Secretary              Counsel of STFC, 5/91 to present; Vice
    and General Counsel                    President, Secretary and General
                                           Counsel of Mutual, 8/89 to present

Michael F. Dodd,                    62     Senior Vice President of STFC, 5/91 to                 1991
    Senior Vice President                  present; Senior Vice President of
                                           Mutual, 2/89 to present

Terrence L. Bowshier,               47     Vice President, 3/2000 to present; Vice                1991
    Vice President                         President and Comptroller of STFC and
                                           Mutual, 5/91 to 3/2000

James E. Duemey,                    53     Vice President and Investment Officer                  1991
    Vice President and                     of STFC and Mutual, 5/91 to present
    Investment Officer

William D. Hansen,                  34     Vice President of Mutual 3/2000 to                     2000
    Vice President                         present

Terrence P. Higerd,                 55     Vice President of STFC, 5/91 to                        1991
    Vice President                         present; Vice President of Mutual,
                                           6/87 to present

Name of Executive Officer and                     Principal Occupation(s)                An Executive Officer
Position(s) with Company (1)       Age           During the Past Five Years            of the Company Since (2)
-----------------------------       ---          --------------------------            ------------------------

Noreen W. Johnson,                  51     Vice President of STFC and Mutual, 3/98                1998
     Vice President                        to present; Assistant Vice President of
                                           Mutual, 3/97 to 3/98; employee of
                                           Mutual, 9/92 to 3/97

Robert A. Lett,                     60     Vice President of STFC, 3/98 to                        1994
     Vice President                        present; Vice President of Mutual, 2/88
                                           to present



Mark A. Blackburn,                  48     Vice President of STFC and Mutual, 8/99                1999
     Vice President                        to present

John B. Melvin,                     50     Vice President of STFC, 3/98 to                        1994
     Vice President                        present; Vice President of Mutual,
                                           11/93 to present; and prior thereto an
                                           officer of Mutual

 Cathy B. Miley, (3)                50     Vice President of STFC, 3/98 to                        1995
     Vice President                        present; Vice President of Mutual, 3/95
                                           to present; Assistant Vice President of
                                           Mutual, 8/92 to 3/95

Richard L. Miley, (3)               46     Vice President of STFC, 3/98 to                        1995
     Vice President                        present; Vice President of Mutual, 5/95
                                           to present; Assistant Vice President of
                                           Mutual, 8/87 to 5/95


John M. Petrucci,                   41     Vice President of Mutual 3/2000 to                     2000
     Vice President                        present

Cynthia A. Powell,                  39     Vice President of Mutual 3/2000 to                     2000
     Vice President                        present


(1) Except for Mr. Bailey, each of the executive officers is elected annually by the respective company's Board of Directors to serve until the next annual meeting and until his or her successor is elected and qualified. Mr. Bailey has executed an employment agreement effective January 1, 1996, which is for a five-year term.

(2) Each of the foregoing executive officers has been designated by the Company's Board of Directors as an officer for purposes of Section 16 of the Securities Exchange Act of 1934.

(3)  Richard L. Miley and Cathy B. Miley are husband and wife.

ITEM 2.  PROPERTIES
-------  ----------

         Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the 2000 Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement" in the "Narrative Description of Business." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities, which they share through the Amended and Restated Management Agreement. These facilities include a 6,600 square foot branch office in Cleveland, Ohio owned by Mutual, and a 29,000 square foot branch office in Cincinnati, Ohio owned by Mutual. In May 1999, an office building constructed by 518 PML containing 38,000 square feet was completed and leased to Mutual as its Nashville Regional Office. Mutual also leases the regional office facility in Greer, South Carolina from 518 PML. Milbank owns an office facility in Milbank, South Dakota where Company employees provide services to Milbank agents and policyholders. Midwest Security leases an office facility in Onalaska, Wisconsin where Company employees service Midwest Security's agents and policyholders. Farmers Casualty leases an office in West Des Moines, Iowa where Company employees service Farmers Casualty's and Mid-Plains' policyholders and agents. Mutual also leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is a party to a number of lawsuits arising in the ordinary course of its insurance business. Management of the Company believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------  ------------------------------------------------------------------
         MATTERS
         -------

STOCK TRADING

         Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 8, 2000, there were 941 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

         Initial Public Offering -- June 28, 1991, $2.25. The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:

                     1998               HIGH              LOW          DIVIDEND
                     ----               ----              ---          --------

           First Quarter                $20.00           $14.25         $.023
           Second Quarter                19.88            15.13          .023
           Third Quarter                 16.63            12.25          .025
           Fourth Quarter               $14.75           $11.44         $.025

                     1999
           First Quarter                $12.375          $10.25         $.025
           Second Quarter                13.875            9.375         .025
           Third Quarter                 13.625            9.563         .0275
           Fourth Quarter               $11.75           $ 8.875        $.0275

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

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         "Selected Consolidated Financial Data" is as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31
                                                                        ----------------------
                                                1999(*)      1998(*)       1997          1996       1995(*)       1994
                                               --------      -------      -------      -------      -------      -------
STATEMENTS OF INCOME DATA:                          (Dollars in thousands, except per share data)

Earned premiums                                $392,058      356,210      320,050      304,472      296,364      225,297
Net investment income                          $ 34,262       32,506       31,107       29,863       28,461       22,189
Management services income                     $  8,727        7,945        7,367        6,774        6,377        5,170
Net realized gains on investments              $  2,555        2,925        3,043        2,788        1,758        1,595
Other income                                   $  3,269        2,473        1,409        1,200          525          147
                                               -------------------------------------------------------------------------
Total revenues                                 $440,871      402,059      362,976      345,097      333,485      254,398
                                               -------------------------------------------------------------------------


Income before federal income taxes             $ 56,985       49,605       56,638       34,792       40,953       20,294
                                               -------------------------------------------------------------------------
Net income                                     $ 42,816       37,497       40,998       26,407       29,894       15,835
                                               -------------------------------------------------------------------------
Earnings per common share:(1)(2)
  Basic                                        $   1.05          .89          .99          .64          .73          .39
                                               -------------------------------------------------------------------------
  Diluted                                      $   1.03          .87          .97          .63          .72          .39
                                               -------------------------------------------------------------------------
Cash dividends per common share(1)             $    .11          .10          .09          .08          .07          .06
                                               -------------------------------------------------------------------------

BALANCE SHEET DATA AT YEAR END:

Total investments                              $627,305      579,966      526,363      499,277      479,908      350,639
Total assets                                   $759,945      717,520      664,384      605,385      579,194      487,282
Debt obligation to affiliate                   $ 45,500         -            -            -            -            -
Total stockholders' equity                     $317,687      340,824      297,258      247,619      225,763      175,852
Book value per common share(1)                 $   8.29         8.11         7.11         5.98         5.48         4.29

STATUTORY RATIOS:

Loss ratio                                         67.4         68.4         65.2         72.7         68.6         75.4
Expense ratio                                      29.5         29.4         28.9         27.3         31.0         28.2
Combined ratio                                     96.9         97.8         94.1        100.0         99.6        103.6
Industry combined ratio(3)                        107.5        105.6        101.6        105.8        106.5        108.5
Ratio of net premiums written to statutory
 capital and surplus                               1.47         1.63         1.71         1.91         2.12         1.77


(1) Adjusted for a July 1998 2-for-1 common stock split as well as a July 1996 3-for-2 common stock split effected in the form of a stock dividend.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128.

(3)  Preliminary industry information for 1999 from A.M. Best.

(*) Reflects change in pooling arrangement, effective January 1, 1999, 1998 and 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

OVERVIEW

         State Auto Financial Corporation (State Auto Financial), through its principal insurance subsidiaries, State Auto Property and Casualty Insurance Company (State Auto P&C), Milbank Insurance Company (Milbank), Farmers Casualty Insurance Company (Farmers Casualty) and State Auto Insurance Company (SAIC), provides personal and commercial insurance for the standard insurance market primarily in the Midwest and eastern United States, excluding New York, New Jersey, and the New England states. Their principal lines of business include personal and commercial auto, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. State Auto National Insurance Company (National) and Mid-Plains Insurance Company (Mid-Plains) write personal automobile insurance for risks in the nonstandard insurance market. State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains products are marketed through independent agents.

         State Auto P&C, in addition to its insurance operations, currently provides management and operations services under management agreements effective as of January 1, 2000, for all State Auto Insurance Companies, which include: Milbank; Farmers Casualty; SAIC; National; Mid-Plains; State Automobile Mutual Insurance Company (Mutual), a majority shareholder of State Auto Financial; and Mutual's wholly owned subsidiary, Midwest Security Insurance Company (Midwest Security); and, until June 30, 1997, State Auto Life Insurance Company (State Auto Life was sold by Mutual effective July 1997). Pursuant to this management and operations agreement, State Auto P&C received cash equal to the net plan benefit liabilities assumed relating to the transfer of all employees from Mutual, Stateco (as defined below) and S.I.S. (as defined below) to State Auto P&C, effective January 1, 2000. Prior to January 1, 2000, State Auto P&C provided executive management services to the foregoing entities.

         SAIC was formed in 1999 to engage in the business of providing standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. Effective January 1, 2000, SAIC became licensed as a property and casualty insurer in the state of Ohio, its first state of operation.

         On July 7, 1998, State Auto Financial acquired all of the outstanding shares of Milbank from Mutual pursuant to the Option Agreement dated August 1993. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding capital stock of Milbank. This exchange of Milbank shares for State Auto Financial common shares increased Mutual's ownership of State Auto Financial to approximately 70% of its issued and outstanding shares. Since the transaction was a combination of entities under common control, it has been accounted for similar to a pooling of interests. The prior years' financial information includes the financial position and operations of Milbank.

         In August 1998, State Auto Financial purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual (FCCM), an Iowa domiciled property casualty insurer for the standard insurance market. In 1998, a plan to convert FCCM into a stock insurance company was approved by the board of FCCM, its policyholders and the Iowa Division of Insurance. The plan of conversion provided that State Auto Financial, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, FCCM, renamed Farmers Casualty Insurance Company, became a wholly owned subsidiary of State Auto Financial. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains, an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance.

         Stateco Financial Services, Inc. (Stateco), a wholly owned subsidiary of State Auto Financial, provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Milbank and Mutual.

         Strategic Insurance Software, Inc. (S.I.S.), a wholly owned subsidiary, develops and sells software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agents. S.I.S. sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

         518 Property Management and Leasing, LLC (518 PML), an Ohio limited liability company, was formed in December 1997 to engage in the business of owning and leasing real and personal property to affiliated companies. As of January 1, 1998, State Auto P&C and Stateco, the only members of 518 PML, contributed capital to 518 PML with State Auto P&C contributing real property and Stateco contributing $7.0 million in cash and real property.

         State Auto Financial, State Auto P&C, Milbank, Farmers Casualty, SAIC, National, Mid-Plains, Stateco, S.I.S. and 518 PML are referred to collectively herein as the "Company."

         State Auto P&C, Milbank and Farmers Casualty (the "Pooled Subsidiaries"), the companies comprising the standard insurance segment, participate in a quota share reinsurance pooling arrangement (the "Pooling Arrangement") with Mutual. The Pooling Arrangement provides that the Pooled Subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages as outlined in the Pooling Arrangement. Since 1995, State Auto P&C and Milbank have participated in the Pooling Arrangement with Mutual. During 1997, the aggregate pooling participation percentage of the Pooled Subsidiaries was 45% (State Auto P&C - 35% and Milbank - 10%). Effective January 1, 1998, the Pooled Subsidiaries aggregate participation in the Pooling Arrangement increased from 45% to 47% (State Auto P&C - 37% and Milbank - 10%) and Midwest Security became a participant in the Pooling Arrangement. On January 1, 1999, Farmers Casualty was acquired by State Auto Financial and became a participant in the Pooling Arrangement on that same date, at which time the Pooled Subsidiaries' aggregate participation increased to 50% (State Auto P&C - 37%, Milbank - 10% and Farmers Casualty - 3%). In conjunction with these changes in pool participation, the Pooled Subsidiaries received cash from Mutual of $11.4 million and $19.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 1999 and 1998, respectively. Effective January 1, 2000, the Pooling Arrangement was amended to make SAIC a participant in the Pooling Arrangement and the Pooled Subsidiaries aggregate participation increased to 53% (State Auto P&C - 39%, Milbank - 10%, Farmers Casualty - 3% and SAIC - 1%). In conjunction with this change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an
A. M. Best rating of A+ (Superior).

         In discussing Results of Operations for 1999, State Auto P&C, Milbank, Farmers Casualty, National, Mid-Plains, Mutual and Midwest Security are referred to collectively as the "State Auto Insurance Companies," while State Auto P&C, Mutual, Milbank, Farmers Casualty and Midwest Security are referred to as the "Pooled Companies."

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Net income for the Company increased 14.1% in 1999. The Company's statutory combined ratios for 1999 and 1998 were 96.9% and 97.8%, respectively. A decrease in the level of catastrophe losses for 1999 compared to 1998 positively impacted the Company's results.

         Consolidated earned premiums increased 10.1% in 1999. This increase was principally the result of the change in the Pooled Subsidiaries aggregate pooled participation percentage from 47% to 50% (discussed above) and the addition of Farmers Casualty to the pool. These actions increased consolidated earned premiums by 8.6%. The standard insurance segment's internal growth, as written by the Pooled Companies, excluding the impact of the changes in the Pooling Arrangement and the addition of Farmers Casualty to the pool, decreased consolidated earned premiums by 0.10%. The addition of Mid-Plains to the nonstandard insurance segment increased consolidated earned premiums 2.1%. However, the nonstandard insurance segment decreased consolidated earned premiums by 0.50%.

         Like many other insurers in its industry, 1999 was a difficult year for so-called internal growth for the Company. In its standard insurance segment, management continues to stress responsible pricing and sound underwriting despite a significant increase in aggressive price competition in both personal and commercial lines. The Company's personal lines program, Prime of Life, that targets the 50 and over age group, continues to generate approximately 25% of the Company's new homeowner and automobile lines of business. This age group also exhibits a significantly higher than average retention rate than any other age group. The Company's underwriting experience in commercial lines showed some deterioration during 1999, which has prompted management to commence a careful review of adherence to its underwriting guidelines in these lines of business. This could be expected to have a future impact on earned premium.

         This same approach to underwriting has also had an impact on the Company's nonstandard insurance segment, which experienced a decrease in its earned premiums in 1999. This was the continuing result of significant auto physical damage rate increases, the continuation of a more restrictive underwriting posture first implemented by the Company in this segment throughout most of its operating states in 1998 and increased competition in this market segment during 1999. While these actions have resulted in a decrease in the volume of business over the last several reporting periods, this segment's statutory loss experience continues to improve over comparative prior periods. The statutory loss ratio for the year ended December 31, 1999 decreased to 71.7% from 75.0% for the same period in 1998. Offsetting the decrease in earned premium was National's entry into three new states of operation during 1999:
South Carolina in the first quarter; Maryland in the second quarter; and South Dakota in the fourth quarter.

         Net investment income increased 5.4% in 1999. Contributing to the increase over the previous year was the transfer to the Company of approximately $11.4 million in conjunction with the change in the Pooling Arrangement, the addition of Farmers Casualty and Mid-Plains to the Company's operations and a general increase in investable assets over the previous 1998 period. Total cost of investable assets at December 31, 1999 and 1998, respectively was $651.9 million and $590.8 million.

         The investment yields, based on fixed and equity securities at cost, were 5.4% and 5.7% for the annual periods ending 1999 and 1998, respectively. Contributing to the decrease in the 1999 yield was the continual shift in the composition of the fixed maturity portfolio from taxable to tax-exempt fixed maturities. At December 31, 1999 and 1998, respectively, tax exempt securities comprised approximately 76% and 71% of the fixed maturity portfolio. Additionally, in 1999, the Company continued to experience a number of calls on its higher yielding fixed maturities. Monies from these calls were reinvested at the then lower yielding rates. Another contributing factor was the Company continuing to build on its equity portfolio to enhance growth of statutory surplus over the long term, a program that began in late 1997. See further discussion regarding investments at the Investments and Market Risk sections included herein.

         In proposing the 2001 fiscal year budget, President Clinton continued to focus attention on the property and casualty insurance industry. One of the more significant revenue raising proposals contained in the budget directly affects property and casualty insurance companies. Property and casualty insurance companies are currently limited on the deductibility of the investment income earned on tax exempt fixed maturities and certain dividends received to 85%. This reduction was the result of the Tax Act of 1986. President Clinton has proposed an additional limitation of 10% (i.e., deductibility of investment income earned from tax exempt fixed maturities and certain dividends received would be limited to 75%). The current proposal would be effective for taxable years beginning after the date of enactment, with respect to investments acquired on or after the date of first committee action. President Clinton had proposed a similar action for the 2000 and 1999 fiscal year budgets. Municipalities continue to lobby very effectively against such action as property and casualty insurance companies and other financial service industries are the largest investors in municipalities' fixed maturities. If this revenue raising proposal passes as currently proposed, certain tax exempt securities would become less appealing to the property and casualty insurance industry as the relative spread between after tax yields on tax-exempt and taxable fixed income maturities would narrow.

         Management services income, which includes income generated from the investment management services segment and executive management services provided to affiliated companies by Stateco and State Auto P&C, respectively, increased $0.8 million in 1999. The executive management services provided by State Auto P&C primarily generated the increase.

         Other income includes revenue primarily from sales of software products to affiliates and third parties by the Company's insurance software subsidiary, S.I.S., as well as leasing revenue on real and personal property leased by 518 PML to affiliates. During 1999, other income increased 32.2%. Revenue generated from sales of software to third parties increased other income during 1999 by approximately 18.0%, while revenue generated through leasing transactions with affiliates increased other income by approximately 12.0%.

         Losses and loss expenses, as a percentage of earned premiums, were 67.5% and 68.0% for the years 1999 and 1998, respectively. As previously noted, during 1999, the Company experienced a decrease in the level of catastrophe losses compared to the same 1998 periods. The impact of the 1999 catastrophe losses amounted to 4.7 GAAP loss ratio points whereas catastrophe losses in 1998 totaled 8.1 GAAP loss ratio points. Offsetting the improvement in the 1999 catastrophe levels was an increase in the amount of commercial claims impacting the year to date results. This is being addressed in the manner described above in the discussion concerning commercial lines underwriting.

         Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 28.5% and 29.3% for the years 1999 and 1998, respectively. The decrease in the expense ratio in 1999 can be attributed to a reduced amount of Quality Performance Bonus earned by employees compared to that earned in 1998.

         The Company continued in 1999 to make strides in the use of technology to streamline its personal and commercial operations as more agencies participated in electronic upload and download using the APT industry standard. Additionally, in 1999, the Company began the use of electronic funds transfer
(EFT) between the Company and the insured in several operating states for personal automobile business. EFT is expected to be offered to insureds in additional states in 2000.

         In 1998, the Company realigned its claims procedures by establishing a Central Claims Department (the "Department") staffed by trained claim representatives who focus exclusively on losses that are small and routine in nature. The establishment of the Department has allowed for quicker response time to the insured and allows the fully trained claims representative to focus on the more serious claims, thereby reducing the use of independent adjusters. During 1999, the staffing in this Department was expanded as it began handling claims for additional states of operation.

         Interest expense relates to the line of credit agreement State Auto Financial entered into with Mutual during the second quarter of 1999 to assist in the funding of its repurchase program. See additional discussion in the Liquidity and Capital Resources section below.

         Other expense includes those operating expenses associated with general corporate expenses, S.I.S., 518 PML and Stateco's investment management services (the investment management services segment). In 1999, other expense increased 10.0%, which is primarily attributable to an increase in S.I.S.'s operating expenses from 1998.

         The effective Federal tax rate was 25% and 24% for the years ended 1999 and 1998, respectively. In 1999, income before federal income taxes increased due to an increase in income from operations compared to 1998. Additionally, during 1999 the Company continued to shift its fixed maturity portfolio from taxable to tax-exempt securities. (See related net investment income discussion above.) As a result of this continued shift, tax exempt income comprised a similar proportion of income before federal income taxes in 1999 to that of 1998. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 7 in the notes to the Company's consolidated financial statements.

1998 COMPARED TO 1997

         Net income for the Company decreased 8.5% in 1998. The Company's statutory combined ratios for 1998 and 1997 were 97.8% and 94.1%, respectively. Impacting the Company's results for 1998 was an increase in the level of catastrophe losses compared to 1997. In fact, 1998 was the second worst catastrophe year in the Company's history.

         Consolidated earned premiums increased 11.3% in 1998. This increase was principally the results of a change in the Pooled Subsidiaries aggregate pooled participation percentage (discussed above) which increased consolidated earned premiums by 7.1%. The standard insurance segment's internal growth, as written by the Pooled Companies (for 1998 includes State Auto P&C, Milbank, Mutual and Midwest Security), excluding the impact of the change in the Pooled Subsidiaries aggregate pooled participation percentages, increased consolidated earned premiums by 2.9%. The Company's nonstandard insurance segment's internal growth (i.e., National) increased consolidated earned premiums by 1.3% from the previous period.

         State Auto P&C and Milbank, which represents State Auto Financial's standard insurance segment, achieved a 10.7% increase in the standard segment's earned premiums in both personal and commercial lines in 1998. Of the 10.7% increase, 7.6% was due to the change in the Pooling Arrangement and 3.1% was due to internal growth.

         With respect to personal lines, in both 1998 and 1997, the Pooled Companies' produced an increase of approximately 1.0% in its direct written premiums despite a significant increase in aggressive price competition in this book of business. Contributing favorably to the personal lines business over the last few years has been the Company's Prime of Life that targets the age groups 50 and older. This program, which was first introduced by the Company in late 1995, has consistently generated 25% of the Company's new homeowner and automobile personal lines of business. The continued growth of this program is gradually improving the profile of the Company's personal lines book of business. This is likely to continue as more and more baby boomers age into eligibility.

         The commercial lines direct written premium of the Pooled Companies increased in 1998 approximately 3.3%. The rate of growth on the Company's commercial lines has slowed in recent years. This is due primarily to a reduction in premiums in the Company's workers' compensation line of business, which reflects rate reductions driven by decreases in loss costs as promulgated by various rating bureaus. The workers' compensation line of business represents approximately 10% of the Pooled Companies' commercial business at the end of 1998.

         The nonstandard segment (National) increased its earned premiums in 1998 19.0%. This segment's growth has slowed compared to prior year levels due to aggressive underwriting action designed to improve profitability in Tennessee and Arkansas (National's two largest states), a more restrictive underwriting posture with several larger producers in its other states and rate increases implemented during 1997 in several operating states. While these actions have resulted in a decrease in growth over prior year levels, National's statutory loss experience has improved over comparative prior periods. See discussion below. National began operations in four new states during 1998: Indiana, Pennsylvania, Utah and Wisconsin.

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

         The Company has attempted to address the difficulties of securing growth by making selective acquisitions, which afford opportunities for increased writings in new, desirable states of operation. Within the last eight years, entry into new states, other than Oklahoma, has been by acquisition. In 1993, Mutual acquired Milbank which took the State Auto Insurance Companies into South and North Dakota, Minnesota and Utah. In 1997 Mutual acquired Midwest Security, thus entering Wisconsin. In 1999, State Auto Financial acquired Farmers Casualty and Mid-Plains taking the State Auto Insurance Companies into Iowa and Kansas. Though all of these acquisitions have been primarily personal lines companies, they have taken the Company into additional targeted states with an established independent agency force with an existing book of business on which to build. Management believes this reduces start up costs and permits faster growth in new states than has been the case with starting in a new state from scratch. With an established agency force, the Company has a "ready made" distribution force for offering an expanded product portfolio, including commercial lines and additional personal lines products.

         Net investment income increased 4.5% in 1998. Contributing to the increase over previous years was an increase in cash flow from operations and a general increase in investable assets over previous year's levels. Total cost of investable assets at December 31, 1998 and 1997, respectively, was $590.8 million and $535.2 million. Additionally, in 1998 the Pooled Subsidiaries received approximately $19.7 million in conjunction with the change in the pooling arrangement.

         The investment yields, based on fixed and equity securities at cost, were 5.7% and 6.0% for the annual periods ending 1998 and 1997, respectively. Contributing to the decrease in the investment yields over these periods has been a decline in the overall market fixed maturity interest rate environment from the previous comparable periods as well as a gradual shift in the composition of the fixed maturity portfolio from taxable to tax-exempt fixed maturities. At December 31, 1998 and 1997, respectively, tax exempt securities comprised approximately 71% and 59% of the fixed maturity portfolio. Despite these lower yielding rates, the Company has no intention of compromising the quality of its portfolio for higher yielding, more risky investments. Additionally, the Company began a program in late 1997 to build on the equity portfolio to enhance growth of statutory surplus over the long term, which continued in 1998. See further discussion regarding investments at the Investments and Market Risk sections included herein.

         Management services income, which includes income generated from the investment management services segment and executive management services provided by Stateco and State Auto P&C, respectively, increased $0.6 million in 1998.

         Other income primarily includes revenue from S.I.S.'s sales of its software products and, beginning in 1998, rental income on property leased by 518 PML to affiliate. In 1998, other income increased 76%. 518 PML's commencement of leasing operations in 1998 increased other income 19% while S.I.S.' increase in software sales over 1997 contributed a 47% increase.

         Losses and loss expenses, as a percentage of earned premiums, were 68.0% and 65.1% for years 1998 and 1997, respectively. As previously discussed, the Company experienced increased levels in storm-related catastrophe losses in 1998, primarily in the standard insurance segment. The second quarter 1998 was impacted by storm-related catastrophe losses occurring in nearly all operating states and the third quarter was adversely affected by several Midwestern wind and hail storms. The impact of the 1998 catastrophe losses amounted to 8.1 GAAP loss ratio points whereas catastrophe losses in 1997 totaled 2.4 GAAP loss ratio points. Despite the higher level of catastrophe losses as compared to 1997, the Company did not experience any significant loss activity from hurricanes Bonnie, Earl and Georges. The relatively low level of hurricane losses within the last three years validates the Company's strategy of closely monitoring concentration of risks subject to coastal losses. Absent the increased level of catastrophes, the Company's underlying book remained strong and in fact, reflects improvement from prior years, validating the Company's philosophy of responsible underwriting versus emphasis on premium growth achieved through irresponsible pricing or risk selection.

         Losses and loss expenses, as a percentage of earned premiums, for the nonstandard insurance segment, were 74.4% and 79.4% for the years ended 1998 and 1997, respectively. The 1997 ratio was the result of underwriting problems that occurred in two of the segment's larger states of operations as previously discussed. In early 1997, National implemented rate increases in these two states and took a more aggressive underwriting posture with several of its larger agencies in an effort to control the underwriting losses this segment was beginning to experience.

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

         Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 29.3% and 29.5% for the years 1998 and 1997, respectively. The decrease in the expense ratio in 1998 can be attributed to a reduced amount of Quality Performance Bonus paid to employees compared to that paid in 1997, but this was partially offset by an increase in guaranty fund assessments.

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

         In addition to the use of technology, the Company is realigning its claims procedures in order to improve service and reduce settlement expenses. The Company extensively trains its claims handlers, whose professionalism is exhibited by the low number of complaints received by the Company and various state insurance regulators. While the Company trains each claim representative to handle all types of claims, the Company recognizes that many claims are small and routine in nature. Rather than have a thoroughly trained representative spend time on these claims, the Company has established a Central Claims Department staffed by persons who focus exclusively on these losses. This allows for quicker response time to the insured, allows the fully trained claims representative to focus on the more serious claims, and reduces the use of independent adjusters.

         Other expense includes those operating expenses associated with general corporate expenses, S.I.S., 518 PML and Stateco's investment management services (the investment management services segment). In 1998 other expense increased 58.2%. S.I.S.' operating expenses increased over 1997 contributing an increase of 20% to other expense. Also contributing to this increase was an increase in write-offs of premium receivable during 1998, primarily in the nonstandard insurance segment. This segment has sought to improve its premium receivable collections by retaining the services of a third party whose business is receivables collection. Additionally, there was a general increase in corporate expenses over 1997.

         The effective Federal tax rate was 24% and 27% for the years ended 1998 and 1997, respectively. During 1997 and continuing into 1998, the Company continued to shift its fixed maturity portfolio from taxable to tax exempt securities. Additionally, in 1998 income before federal income taxes decreased due to an increase in storm related catastrophes compared to 1997. As a result of these two factors, tax exempt income comprised a larger proportion of income before federal income taxes in 1998 versus 1997. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 7 in the notes to the Company's consolidated financial statements.

REPORTABLE SEGMENTS

         The Company's segment profits of the standard insurance segment, the non-standard insurance segment and the investment management services segment are monitored by management on an unconsolidated basis, as reflected in footnote 14 on Reportable Segments in the Company's consolidated financial statements and therefore do not reflect adjustments for transactions with other segments. The following table reflects segment profit for these three segments for the years ended 1999, 1998 and 1997:

                                         1999           1998           1997
                                         ----           ----           ----
                                                  (in thousands)
  Standard insurance                   $48,225        40,310         48,376
  Nonstandard insurance                  1,647         1,313          1,192
  Investment management services         5,191         4,908          4,901

         The fluctuations in segment profit for the standard insurance segment, as discussed above, is the result of an increase in the level of catastrophe losses in 1998 as compared to 1999 and 1997. As noted above, the nonstandard insurance segment has been focusing since 1997 on improving its loss experience through implementation of a more restrictive underwriting posture and rate increases implemented during 1997 in several operating states. The result of these actions by this segment, as noted above, has improved this segment's statutory loss ratio as well as its segment profit. The increase in the investment management services segment's profit from 1998 to 1999 was primarily the result of the acquisition of Farmers Casualty and Mid-Plains, effective January 1, 1999, at which time this segment began providing investment management services to these companies. For additional information on the Company's reportable segments, see footnote 14 on Reportable Segments in the Company's consolidated financial statements.

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

         In 1999, net cash provided by operating activities decreased to $48.9 million from $56.7 million in 1998. This decrease is due to the cash transfer of $11.4 million to the Pooled Subsidiaries in connection with 1999 amended Pooling Arrangement, as discussed above, whereas in 1998, the cash transfer relating to the 1998 amended Pooling Arrangement was $19.7 million. In 1998, net cash provided by operating activities increased to $56.7 million from $28.9 million in 1997. This increase is due to the cash transfer of $19.7 million to the Pooled Subsidiaries in connection with the 1998 amended Pooling

Arrangement as well as a general increase in cash flows that resulted from a change in pool percentages from previous periods. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing opportunities for increased investment and financing needs. Management does not anticipate any significant changes in its operating cash flow.

         Net cash used in investing activities reflects cash flows used in purchases of fixed maturities and equity securities, respectively, of $207.8 million and $25.6 million in 1999, $193.9 million and $17.1 million in 1998 and $137.6 million and $13.7 million in 1997. As market interest rates on fixed maturities began to decline over the last three years, the Company began experiencing a significantly higher number of calls on fixed maturities than in previous years. Cash flows provided by maturities, calls and principal reductions of fixed maturities were $37.3 million in 1999, $47.8 million in 1998 and $28.2 million in 1997. During 1998, 518 PML began construction of a building in Goodlettsville, Tennessee that was completed in 1999. The building is currently being leased to Mutual and its affiliates. The total construction cost of the building, including land cost, was approximately $6.4 million.

         Net cash provided by or used in financing activities consists of proceeds from issuance of common stock and payment of dividends to shareholders. Mutual, whose ownership in State Auto Financial is approximately 70%, has waived its right to receipt of the dividends declared by State Auto Financial in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in support of underwriting operations. Prior to the declaration of each dividend by State Auto Financial, Mutual's directors review the facts and circumstances then present in deciding whether to waive such dividend.

         Also impacting cash used in financing activities during 1999 was a repurchase program of the Company's stock. During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to
4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999, all 4.0 million shares have been repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million, at an interest rate of 6.0%. Repayment of principal shall begin no later than 2001.

         In 1996, the State Auto Insurance Companies negotiated a change in their catastrophe reinsurance program. In 1998, Midwest Security and 1999, Farmers Casualty and Mid-Plains, became parties to the catastrophe reinsurance program. The amount retained by the State Auto Insurance Companies is $40.0 million for each occurrence, an increase of $20.0 million over the prior program. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. State Auto P&C assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, Farmers Casualty, National and Mid-Plains in the amount of $100 million excess of $120 million. Effective November 1999, the catastrophe reinsurance program was renegotiated whereby State Auto P&C assumes $135 million excess of $120 million. This layer of $135 million in excess of $120 million has been excluded from the Pooling Arrangement. There have been no losses assumed under this agreement.

         To provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lenders) to provide up to $135.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares over a six-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

         On March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security, effective as of January 1, 1997. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Midwest Security from Mutual within five years at a price determined by a formula set out in the Option Agreement. As of March 20, 2000, State Auto Financial has not exercised its right to acquire Midwest Security.

         On March 3, 2000, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.0275 per common share, payable on March 31, 2000, to shareholders of record on March 15, 2000. This is the 35th consecutive cash dividend declared by State Auto Financial's Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for eight consecutive years. During 1998, State Auto Financial's authorized common shares increased to 100 million and the Board declared a two-for-one stock split to be distributed July 8, 1998, to shareholders of record on June 18, 1998. The impact of this stock split has been appropriately reflected in the accompanying consolidated financial statements.

         The maximum amount of dividends that may be paid to State Auto Financial during 2000 by its insurance subsidiaries without prior approval under current law is limited to $28.9 million. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

         The National Association of Insurance Commissioners (NAIC) maintains risk-based capital requirements for property and casualty insurers. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 1999, each of the State Auto Insurance Companies exceeded all standards established by the formula.

OTHER DISCLOSURES

INVESTMENTS

         Stateco performs investment management services (the investment management services segment) on behalf of the Company and Mutual and its subsidiary. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

         The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held to maturity and carried at amortized cost. Fixed maturities that may be sold due to changing investment strategies are categorized as available for sale and are carried at fair value. At December 31, 1999, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

         As of December 31, 1999, the Company had fixed maturities with a fair value of $527.8 million designated as available for sale compared to $481.8 million at December 31, 1998. During 1999, the Company continued its program to increase its equity portfolio to enhance growth of statutory surplus over the long term. At December 31, 1999 and 1998, respectively, the equity portfolio totaled $55.5 million and $42.2 million, respectively.

MARKET RISK

         Investable assets comprise approximately 86% of the Company's total assets. Of the total investments, 88% are invested in fixed maturities, 8.5% in equity securities and the remaining in cash and cash equivalents.

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

         The fixed maturity portfolio is managed in a ladder-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. At December 31, 1999, the Company's fixed maturity portfolio had an average maturity of 12.7 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 2.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. The fixed maturity portfolio is very high in quality with all holdings either in Government obligations, municipal, or corporate obligations rated AA or better by the major bond rating agencies. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities, is included in footnote 2 of the consolidated financial statements.

         The Company's primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. In 1999 market conditions were characterized by increasing equity market prices and declining fixed maturity market prices. The Company's equity portfolio increased in value during 1999 because new monies being allocated during the year were used to acquire new equity positions and market values increased during the year. For the year, equity securities experienced a $3.3 million increase in unrealized holding gains. The market value of the available for sale fixed maturity portfolio was adversely impacted during the year as a result of rising interest rates. In 1999, the fixed maturity security market experienced the worst year since 1994 and the second worst since 1973 for market rates on fixed maturities. High quality issues, a characteristic of the Company's fixed maturity portfolio, were the worst performers. As a result of these market conditions, the Company experienced a decline of $34.1 million on the market value of its available for sale fixed maturity portfolio through December 31, 1999. As previously discussed, in order to maximize investment income the Company manages its fixed maturity portfolio in a ladder-maturity style to ensure adequate cash flow to meet claims as they are presented for payment. It is not anticipated that fixed maturity investments would need to be sold in order to meet claim payments in the future. In fact, the Company has never had to sell assets to meet payment of its claims.

         The Company has minimal exposure to foreign currency exchange rate risk and it does not own any derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company has segregated a portion of its fixed maturity investments, in accordance with SFAS No. 115, as available for sale. Also, the Company does not maintain a trading portfolio.

         The following table provides information about the Company's fixed maturity investments used for purposes other than trading that are sensitive to changes in interest rates. The table presents principal cash flows from maturities, anticipated calls and estimated prepayments, or pay downs from holdings in mortgage backed securities. The table also presents the average interest rate for each period presented.

                          PRINCIPAL AMOUNT MATURING IN:
                             (Dollars in thousands)

                    2000        2001      2002      2003      2004   Thereafter  Total    Fair Value
                    ----        ----      ----      ----      ----   ----------  -----    ----------
Fixed interest
rate securities     $18,610    32,961    38,846    14,794    29,316    446,158   580,685   $571,857

Average
Interest rate           6.7%      6.3%      5.9%      5.3%      5.6%       6.0%      6.0%

YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology, agent management systems, upload/download software and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $0.5 million during 1999 in connection with remediating its systems. The Company is not presently aware of any material problems resulting from year 2000 issues, whether with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, the Year 2000 discussion, statements relating to the new insurer, State Auto Insurance Company, the legislative and regulatory environment, including but not limited to the Gramm Leach Bliley Act of 1999 and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rule making promulgation's, class action litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, other types of technical and professional employees, and regulatory or governmental systems breakdowns, and other risks indicated in the Company's filing with the Securities and Exchange Commission, including the Company's Management's Discussion and Analysis for its year ended December 31, 1999.

ITEM 7(a).  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP

Columbus, Ohio
February 18, 2000

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                         DECEMBER 31
                                                                                                         -----------
                                                                                                     1999           1998
                                                                                                     ----           ----
                                                                                                    (dollars in thousands,
ASSETS                                                                                                except share data)
Fixed maturities:
  Held to maturity, at amortized cost (fair value $44,051 and $57,826,
    respectively) ...........................................................................     $  43,981         55,926
  Available for sale, at fair value (amortized cost $544,051 and $464,008,
    respectively) ...........................................................................       527,806        481,844
Equity securities, available for sale, at fair value (cost $39,303 and $29,233, respectively)        55,518         42,196
                                                                                                  ------------------------
Total investments ...........................................................................       627,305        579,966

Cash and cash equivalents ...................................................................        24,560         32,605
Surplus note receivable .....................................................................            --          9,000
Deferred policy acquisition costs ...........................................................        28,936         24,799
Accrued investment income and other assets ..................................................        17,977         19,542
Net prepaid pension expense .................................................................        18,931         16,378
Reinsurance recoverable on losses and loss expenses payable .................................        10,807         12,416
Prepaid reinsurance premiums ................................................................        15,784         13,007
Deferred federal income taxes ...............................................................         1,828             --
Property and equipment, at cost, net of accumulated depreciation of $2,191
  and $1,980, respectively ..................................................................        11,288          7,927
Goodwill ....................................................................................         2,529          1,880
                                                                                                  ------------------------
Total assets ................................................................................     $ 759,945        717,520
                                                                                                  ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable ............................................................     $ 232,489        217,450
Unearned premiums ...........................................................................       153,570        144,081
Note payable to affiliate ...................................................................        45,500             --
Federal income taxes:
  Current ...................................................................................         1,322          2,608
  Deferred ..................................................................................            --          8,095
Other liabilities ...........................................................................         4,041          3,578
Due to affiliates ...........................................................................         5,336            884
                                                                                                  ------------------------
Total liabilities ...........................................................................       442,258        376,696
                                                                                                  ------------------------

Commitments and contingencies ...............................................................            --             --
Stockholders' equity:
  Class A Preferred stock (nonvoting), without par value.  Authorized 2,500,000
    shares; none issued .....................................................................            --             --
  Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
    none issued .............................................................................            --             --
  Common stock, without par value.  Authorized 100,000,000; 42,355,438 and
    42,039,892 shares issued, respectively, at stated value of $2.50 per share ..............       105,888        105,100
  Less 4,034,342 and 13,212 treasury shares, respectively, at cost ..........................       (46,588)          (167)
  Additional paid-in capital ................................................................        42,562         41,539
  Accumulated other comprehensive income ....................................................           156         20,276
  Retained earnings .........................................................................       215,669        174,076
                                                                                                  ------------------------
Total stockholders' equity ..................................................................       317,687        340,824
                                                                                                  ------------------------
Total liabilities and stockholders' equity ..................................................     $ 759,945        717,520
                                                                                                  ------------------------


See accompanying notes to consolidated financial statements.

                                                                             One

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------
                                                                    1999          1998          1997
                                                                    ----          ----          ----
                                                            (dollars in thousands, except per share amount)
Earned premiums .............................................     $392,058      356,210       320,050
Net investment income .......................................       34,262       32,506        31,107
Management services income from affiliates ..................        8,727        7,945         7,367
Net realized gains on investments ...........................        2,555        2,925         3,043
Other income (includes $1,676, $1,316 and $889, respectively,
  from affiliates) ..........................................        3,269        2,473         1,409
                                                                  -----------------------------------
Total revenues ..............................................      440,871      402,059       362,976
                                                                  -----------------------------------

Losses and loss expenses ....................................      264,628      242,294       208,234
Acquisition and operating expenses ..........................      111,772      104,224        94,351
Interest expense to affiliate ...............................          955           --            --
Other expense ...............................................        6,531        5,936         3,753
                                                                  -----------------------------------
Total expenses ..............................................      383,886      352,454       306,338
                                                                  -----------------------------------

Income before federal income taxes ..........................       56,985       49,605        56,638
                                                                  -----------------------------------

Federal income tax expense (benefit):
  Current ...................................................       12,136       12,271        14,130
  Deferred ..................................................        2,033         (163)        1,510
                                                                  -----------------------------------
Total federal income taxes ..................................       14,169       12,108        15,640
                                                                  -----------------------------------

Net income ..................................................     $ 42,816       37,497        40,998
                                                                  -----------------------------------

Earnings per common share:
  Basic .....................................................     $   1.05          .89           .99
                                                                  -----------------------------------
  Diluted ...................................................     $   1.03          .87           .97
                                                                  -----------------------------------

Dividends paid per common share .............................     $    .11          .10           .09
                                                                  -----------------------------------


See accompanying notes to consolidated financial statements.

Two

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                                            ADDITIONAL     OTHER
                                 COMMON      COMMON    TREASURY   TREASURY   PAID-IN    COMPREHENSIVE  RETAINED
                                 SHARES      STOCK      SHARES      STOCK    CAPITAL       INCOME      EARNINGS        TOTAL
                                 ------      -----      ------      -----    -------       ------      --------        -----

BALANCE -
 DECEMBER 31, 1996               41,408    $103,520        -           -     $ 38,702     $  7,529     $  97,868     $ 247,619
                              ---------------------------------------------------------------------------------------------------
 Net income                                                                                               40,998        40,998
 Unrealized gains, net of
  tax and reclassification
  adjustment                                                                                 7,232                       7,232
                                                                                                                      --------
Comprehensive income                                                                                                    48,230
                                                                                                                      --------
Issuance of common stock            421       1,052                               993                                    2,045
Tax benefit from stock
  options exercised                                                               515                                      515
Treasury shares acquired on
 stock option exercises                                    8         (90)                                                  (90)
Change in minority interest
 of subsidiary                                                                                                (2)           (2)
Cash dividends paid                                                                                       (1,059)       (1,059)
                              ---------------------------------------------------------------------------------------------------
BALANCE -
 DECEMBER 31, 1997               41,829     104,572        8         (90)      40,210       14,761       137,805       297,258
                              ---------------------------------------------------------------------------------------------------
 Net income                                                                                               37,497        37,497
 Unrealized gains, net of tax
  and reclassification
  adjustment                                                                                 5,515                       5,515
                                                                                                                      --------
Comprehensive income                                                                                                    43,012
                                                                                                                       -------
Issuance of common stock            211         528                             1,295                                    1,823
Tax benefit from stock
  options exercised                                                                34                                       34
Treasury shares acquired on
 stock option exercises                                    5         (77)                                                  (77)
Change in minority interest
 of subsidiary                                                                                                (7)           (7)
Cash dividends paid                                                                                       (1,219)       (1,219)

                              ---------------------------------------------------------------------------------------------------
BALANCE -
 DECEMBER 31, 1998               42,040     105,100       13        (167)      41,539       20,276       174,076       340,824
                              ---------------------------------------------------------------------------------------------------
 Net income                                                                                               42,816        42,816
 Unrealized losses, net of
  tax and reclassification
  adjustment                                                                               (20,120)                    (20,120)
                                                                                                                      --------
Comprehensive income                                                                                                    22,696
                                                                                                                      --------
Issuance of common stock            315         788                             1,139                                    1,927
Tax benefit from stock
  options exercised                                                               258                                      258
Treasury shares acquired
 on stock option exercises                                21        (222)                                                 (222)
Treasury shares acquired
 under repurchase program                              4,000     (46,199)                                              (46,199)
Stock options granted                                                             242                                      242
Change in minority interest
 of subsidiary                                                                   (616)                        92          (524)
Cash dividends paid                                                                                       (1,315)       (1,315)
                              ---------------------------------------------------------------------------------------------------
BALANCE -
 DECEMBER 31, 1999               42,355    $105,888    4,034    ($46,588)    $ 42,562     $    156     $ 215,669     $ 317,687
                              ---------------------------------------------------------------------------------------------------



                                                                           Three

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                                 ----------------------
                                                                                          1999             1998             1997
                                                                                          ----             ----             ----
                                                                                                       (in thousands)
Cash flows from operating activities:
  Net income.......................................................................     $42,816           37,497           40,998
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization, net .............................................       3,257            2,666            2,324
   Net realized gains on investments ..............................................      (2,555)          (2,925)          (3,043)
   Changes in operating assets and liabilities:
     Deferred policy acquisition costs ............................................      (2,159)          (1,151)          (2,407)
     Accrued investment income and other assets ...................................       1,218           (2,232)          (3,133)
     Net prepaid pension expense ..................................................      (2,116)          (1,029)          (1,890)
     Reinsurance recoverable on losses and loss
      expenses payable and prepaid reinsurance premiums ...........................      (4,721)             272           (6,682)
     Other liabilities and due to/from affiliates, net ............................       3,554            4,546           (5,728)
     Losses and loss expenses payable .............................................      (7,099)          (3,258)            (610)
     Unearned premiums.............................................................       4,031            2,449            8,236
     Federal income taxes..........................................................       1,290              167              871
                                                                                       -------------------------------------------
  Cash provided from the change in the reinsurance pool
     participation percentage .....................................................      11,419           19,708             --
                                                                                       -------------------------------------------
Net cash provided by operating activities .........................................      48,935           56,710           28,936
                                                                                       -------------------------------------------
Cash flows from investing activities:
  Purchase of fixed maturities - available for sale ...............................    (207,768)        (193,881)        (137,599)
  Purchase of equity securities ...................................................     (25,567)         (17,051)         (13,718)
  Maturities, calls and principal reductions of fixed maturities - held
   to maturity....................................................................       11,776           23,106           10,680
  Maturities, calls and principal reductions of fixed maturities - available
   for sale........................................................................      25,516           24,654           17,545
  Sale of fixed maturities - available for sale ...................................     113,671          111,085           98,745
  Sale of equity securities........................................................      17,369            8,306            9,997
  Purchase of surplus notes receivable ............................................        --             (9,000)            --
  Net cash acquired on acquisition of Farmers Casualty and Mid-Plains .............      11,568             --               --
  Net additions of property and equipment .........................................      (3,459)          (2,816)            (911)
                                                                                     ---------------------------------------------
Net cash used in investing activities .............................................     (56,894)         (55,597)         (15,261)
                                                                                     ---------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of debt to affiliate .................................      45,500             --               --
  Net proceeds from issuance of common stock ......................................       1,928            1,780            2,470
  Payments to acquire treasury shares .............................................     (46,199)            --               --
  Payment of dividends.............................................................      (1,315)          (1,219)          (1,059)
                                                                                      -------------------------------------------
Net cash provided by (used in) financing activities ...............................         (86)             561            1,411
                                                                                      -------------------------------------------
Net increase (decrease) in cash and cash equivalents ..............................      (8,045)           1,674           15,086
                                                                                      -------------------------------------------
Cash and cash equivalents at beginning of year ....................................      32,605           30,931           15,845
                                                                                      -------------------------------------------
Cash and cash equivalents at end of year ..........................................   $  24,560           32,605           30,931
                                                                                      -------------------------------------------
See accompanying notes to consolidated financial statements.

Four

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements of State Auto Financial Corporation include State Auto Financial Corporation (State Auto Financial) and its wholly-owned subsidiaries that consist of:

   - State Auto Property and Casualty Insurance Company (State Auto P&C), a South Carolina corporation
   -    Milbank Insurance Company (Milbank), a South Dakota corporation
   - Farmers Casualty Insurance Company (Farmers Casualty), an Iowa corporation
   -    State Auto National Insurance Company (National), an Ohio corporation
   -    State Auto Insurance Company (SAIC), an Ohio corporation
   -    Stateco Financial Services, Inc. (Stateco), an Ohio corporation
   - Strategic Insurance Software, Inc. (S.I.S.), an Ohio corporation, and majority-owned subsidiary

   Mid-Plains Insurance Company (Mid-Plains), an Iowa corporation, is a wholly-owned subsidiary of Farmers Casualty. The financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (518 PML), whose members are State Auto P&C and Stateco.


   On July 7, 1998, State Auto Financial exercised its option with State Automobile Mutual Insurance Company (Mutual), pursuant to the Option Agreement dated August 20, 1993, by acquiring the outstanding shares of Milbank. Milbank had been a wholly-owned subsidiary of Mutual since July 1, 1993, but as a result of this transaction, is now a wholly-owned subsidiary of State Auto Financial. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding capital stock of Milbank. Since the transaction was a combination of entities under common control it has been accounted for similar to a pooling-of-interests. The prior years' financial information includes the financial position and operations of Milbank.

   The following provides financial information for Milbank included in the accompanying financial statements for the year ended December 31, 1997:


                                                                          1997
                                                                          ----

Revenues .........................................................       $73,416

Net income .......................................................       $ 7,039

   State Auto Financial and subsidiaries are referred to herein as "the Companies" or "the Company." State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of Mutual. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  DESCRIPTION OF BUSINESS
   The Company, through State Auto P&C, Milbank and Farmers Casualty, provides standard personal and commercial insurance to its policyholders. Their principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. National and Mid-Plains provide nonstandard automobile insurance. State Auto P&C, Milbank, Farmers Casualty, National, and Mid-Plains operate primarily in the midwest and eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. State Auto P&C, Milbank, Farmers Casualty, National and Mid-Plains are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa, Ohio and Iowa, respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states (the Departments) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by their Departments and insurance regulatory agencies of the states that choose to participate. Through State Auto P&C, the Company also provides executive management services to its affiliated insurance companies.

   SAIC was formed in 1999 to engage in the business of providing standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. Effective January 1, 2000, SAIC is chartered and licensed as a property and casualty insurer in the state of Ohio.

   Through Stateco, the Company provides investment management services to affiliated companies

                                                                            Five

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and also provides insurance premium finance services to customers of State Auto P&C, Mutual and Milbank.

   The Company, through S.I.S., develops and sells software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agencies. S.I.S.sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

   518 PML, an Ohio limited liability company, was formed in December 1997 to engage in the business of owning and leasing real and personal property to affiliated companies. As of January 1, 1998, State Auto P&C and Stateco became initial members of 518 PML. State Auto P&C contributed real property, while Stateco contributed $7.0 million in cash and real property.

(c) BASIS OF PRESENTATION
   The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting practices followed by State Auto P&C, Milbank, Farmers Casualty, National and Mid-Plains that are prescribed or permitted by the Departments.

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

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                             1999           1998           1997
                                             ----           ----           ----
                                                   (dollars in thousands)

Balance, beginning of
 year ............................         $24,799         22,440         20,033
Acquisition of Farmers
 Casualty and
 Mid-Plains ......................             730           --             --
Acquisition costs
 deferred ........................          95,848         87,573         79,249
Amortized to expense
 during the year .................          92,441         85,214         76,842
Balance, end                              --------------------------------------
 of year .........................         $28,936         24,799         22,440
                                          --------------------------------------
(e) INVESTMENTS
   Investments in fixed maturities, where the Companies have the ability and intent to hold to maturity, are carried at amortized cost. Mortgage-backed securities are carried at amortized cost using the scientific method of amortization including anticipated prepayments. Prepayment assumptions are obtained from a pricing service and are based on the current interest rate and economic environment. The retrospective adjustment method is used to value all such securities. For fixed maturities held to maturity, unrealized holding gains or losses are not reflected in the accompanying consolidated financial statements. Investments in fixed maturity and equity securities held as available for sale are carried at fair value. The net unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as accumulated other comprehensive income and as such are


Six

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

not included in the determination of net income. Gains and losses on the sale of equity securities are computed using the first-in, first-out method.

(f) SURPLUS NOTE RECEIVABLE
   In August 1998, State Auto Financial purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual (FCCM), an Iowa domiciled standard property casualty insurer. In 1998, a plan to convert FCCM into a stock insurance company was approved by the board of FCCM, its policyholders and the Iowa Division of Insurance. The plan of conversion contemplated that State Auto Financial, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, FCCM, renamed Farmers Casualty Insurance Company, became a wholly owned subsidiary of State Auto Financial.

(g) GOODWILL
   Goodwill represents the excess of cost of acquisition over the fair value of the net assets acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization is $1,347,000 and $1,089,000 at December 31, 1999 and 1998, respectively.

(h) LOSSES AND LOSS EXPENSES PAYABLE
   Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $13,505,000 and $12,817,000 at December 31, 1999 and 1998, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience.

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


(k) SOFTWARE REVENUE RECOGNITION
   S.I.S. recognizes revenue from license fees when the product is delivered and service revenue when services are performed. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $1,248,000 and $1,567,000 are included in accrued investment income and other assets at December 31, 1999 and 1998, respectively. Software amortization, included in other expenses, was $614,000, $673,000 and $489,000 in 1999, 1998 and 1997,
respectively.

(l) FEDERAL INCOME TAXES
   The Company files a consolidated federal income tax return and pursuant to an agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations. Milbank filed a consolidated federal income tax return with the Company for periods subsequent to July 1, 1998. Prior to this time, Milbank was included in the consolidated federal income tax return of Mutual and its subsidiaries.

   Farmers Casualty and Mid-Plains will file a consolidated federal income tax return with the Company for periods subsequent to January 1, 1999. Prior to this time, Farmers Casualty and Mid-Plains filed their own consolidated return.

   Income taxes are accounted for using the liability method. Using this method, deferred tax assets and

                                                                           Seven

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

(n) OTHER COMPREHENSIVE INCOME
   Comprehensive income is defined as all changes in an enterprise's equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income and excludes any impact of changes in minority interest of subsidiaries. Other comprehensive income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale fixed maturities and equity securities.

   Separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position is also required. The Company has presented the required displays of total comprehensive income and its components, within the "Consolidated Statements of Stockholders' Equity." See additional disclosures at note 13.

(o) NEW ACCOUNTING STANDARD
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which was required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivatives on the balance sheet at fair value. Management believes SFAS No. 133 will not have a material impact on the Company upon adoption.

(p) RECLASSIFICATIONS

   Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

Eight

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2) INVESTMENTS

Realized and unrealized gains and losses are summarized as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------
                                                                     1999        1998       1997
                                                                     ----        ----       ----
                                                                        (dollars in thousands)

Realized gains:
  Fixed maturities available for sale .......................     $  1,336       1,588         914
  Equity securities .........................................        3,642       1,449       2,464
                                                                  ---------------------------------
Total realized gains ........................................        4,978       3,037       3,378
                                                                  ---------------------------------

Realized losses:
  Fixed maturities available for sale .......................          488          32         236
  Equity securities .........................................        1,896          80          99
  Other .....................................................           39        --          --
                                                                  ---------------------------------
Total realized losses .......................................        2,423         112         335
                                                                  ---------------------------------
Net realized gains on investments ...........................     $  2,555       2,925       3,043
                                                                  ---------------------------------

Increase (decrease) in unrealized holding gains -- Fixed
  maturities held to maturity ...............................     $ (1,830)       (371)      1,464
                                                                  ---------------------------------

Increase in unrealized holding gains -- Equity
  securities ................................................     $  3,252       6,014       3,426

Increase (decrease) in unrealized holding gains -- Fixed
  maturities available for sale at fair value ...............      (34,081)      2,657       7,819

Change in deferred unrealized gain ..........................         (125)       (186)       (119)

Deferred federal income taxes thereon .......................       10,834      (2,970)     (3,894)
                                                                  ---------------------------------

Increase (decrease) in net unrealized holding gains or losses     $(20,120)      5,515       7,232
                                                                  ---------------------------------

                                                                            Nine

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company's investments in held to maturity securities and available for sale securities are summarized as follows:

                                                              GROSS       GROSS
                                                  COST OR   UNREALIZED UNREALIZED
                                                 AMORTIZED   HOLDING     HOLDING  FAIR
   HELD TO MATURITY AT DECEMBER 31, 1999:           COST      GAINS      LOSSES   VALUE
                                                    ----      -----      ------   -----
                                                          (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........     $ 2,887      --      13      2,874
Obligations of states and political subdivisions       7,041     205      --      7,246
Mortgage-backed securities .....................      34,053     372     494     33,931
                                                    ------------------------------------
Total ..........................................     $43,981     577     507     44,051
                                                    ------------------------------------

   AVAILABLE FOR SALE AT DECEMBER 31, 1999:

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........    $ 73,866     388   2,673     71,581
Obligations of states and political subdivisions     439,241   3,550  17,998    424,793
Corporate securities ...........................       7,496     214     339      7,371
Mortgage-backed securities .....................      23,448     789     176     24,061
                                                    ------------------------------------
  Total fixed maturities .......................     544,051   4,941  21,186    527,806
Equity securities ..............................      39,303  18,925   2,710     55,518
                                                    ------------------------------------
Total ..........................................    $583,354  23,866  23,896    583,324
                                                    ------------------------------------

                                                              GROSS       GROSS
                                                  COST OR   UNREALIZED UNREALIZED
                                                 AMORTIZED   HOLDING     HOLDING  FAIR
   HELD TO MATURITY AT DECEMBER 31, 1998:           COST      GAINS      LOSSES   VALUE
                                                    ----      -----      ------   -----
                                                           (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........    $  6,291     145      --      6,436
Obligations of states and political subdivisions       7,055     508      --      7,563
Mortgage-backed securities .....................      42,580   1,247      --     43,827
                                                    ------------------------------------
Total ..........................................    $ 55,926   1,900      --     57,826
                                                    ------------------------------------

   AVAILABLE FOR SALE AT DECEMBER 31, 1998:

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........    $ 79,089   2,812      24     81,877
Obligations of states and political subdivisions     363,532  14,346     261    377,617
Corporate securities ...........................       8,996     798      --      9,794
Mortgage-backed securities .....................      12,391     185      20     12,556
                                                    ------------------------------------
  Total fixed maturities .......................     464,008  18,141     305    481,844
Equity securities ..............................      29,233  14,081   1,118     42,196
                                                    ------------------------------------
Total ..........................................    $493,241  32,222   1,423    524,040
                                                    ------------------------------------

Deferred federal income taxes on the net unrealized holding gain for available for sale investments was $84,000 and $10,919,000 at December 31, 1999 and 1998, respectively.


Ten

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities segregated by held to maturity and available for sale, at December 31, 1999, by contractual maturity, are summarized as follows:

                                                 HELD TO MATURITY          AVAILABLE FOR SALE
                                                 ----------------          ------------------
                                                AMORTIZED      FAIR       AMORTIZED       FAIR
                                                  COST         VALUE         COST         VALUE
                                                  ----         -----         ----         -----
                                                           (dollars in thousands)

        Due after 1 year or less ...........    $   600          600        7,560        7,535
        Due after 1 year through 5 years ...      2,288        2,274       52,012       53,024
        Due after 5 years through 10 years..      5,038        5,181      132,865      132,657
        Due after 10 years .................      2,002        2,065      328,166      310,529
                                                -----------------------------------------------
                                                  9,928       10,120      520,603      503,745

        Mortgage-backed securities .........     34,053       33,931       23,448       24,061
                                                -----------------------------------------------
                                                $43,981       44,051      544,051      527,806
                                                -----------------------------------------------

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $20,473,000 and $17,666,000 were on deposit as required by law or specific escrow agreement at December 31, 1999 and 1998, respectively.

Components of net investment income are summarized as follows:

                                                    YEAR ENDED DECEMBER 31
                                                    ----------------------
                                             1999           1998           1997
                                             ----           ----           ----
                                                    (dollars in thousands)

Fixed maturities .................         $32,096         30,182         29,784
Equity securities ................             678            477            372
Surplus note receivable ..........              --            235             --
Cash and cash equivalents ........           1,707          1,908          1,210
                                           -------------------------------------
Investment income ................          34,481         32,802         31,366
                                           -------------------------------------

Investment expenses ..............             219            296            259
                                           -------------------------------------
Net investment income ............         $34,262         32,506         31,107
                                           -------------------------------------

The Company has not held or issued derivative financial instruments.

See note 3 for additional fair value disclosures.

(3) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     INVESTMENT SECURITIES:Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

     CASH AND CASH EQUIVALENTS AND SURPLUS NOTE RECEIVABLE: The carrying amounts reported in the balance sheet for these instruments approximate their fair value.

                                                                          Eleven

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4) LOSSES AND LOSS EXPENSES PAYABLE

  Activity in the liability for losses and loss expenses is summarized as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                              ----------------------
                                                                          1999           1998          1997
                                                                       ---------       -------       -------

                                                                          (dollars in thousands)

Losses and loss expenses payable, net of reinsurance recoverables,
  at beginning of year ...........................................     $ 205,034       194,155       199,480

Incurred related to:
  Current year ...................................................       271,507       255,885       225,666
  Prior years ....................................................        (6,878)      (13,591)      (17,432)
                                                                      ---------------------------------------
Total incurred ...................................................       264,629       242,294       208,234
                                                                      ---------------------------------------

Paid related to:
  Current year ...................................................       168,512       157,988       134,890
  Prior years ....................................................       100,349        86,671        78,669
                                                                      ---------------------------------------
Total paid .......................................................       268,861       244,659       213,559
                                                                      ---------------------------------------

Impact of pooling change, January 1, 1999 and 1998 (note 6) ......         7,633        13,244            --

Impact of acquisition of Farmers Casualty and Mid-Plains,
  January 1, 1999 (note 1(f)) ....................................        13,247            --            --
                                                                      ---------------------------------------

Losses and loss expenses payable, net of reinsurance recoverables,
  at end of year .................................................     $ 221,682       205,034       194,155
                                                                      ---------------------------------------


   The liability for losses and loss expenses decreased by $6,878,000 in 1999, $13,591,000 in 1998 and $17,432,000 in 1997, for claims that had occurred in prior years. These decreases have resulted primarily from moderating trends in the frequency and severity of losses and loss expenses due to medical cost containment, tort reform and lower inflation. This along with fundamental improvements primarily in the auto liability and workers' compensation lines of business resulted in incurred losses and loss expenses developing favorably. Because of the nature of the business written over the years, the Company's management believes that the Company has limited exposure to environmental claim liabilities.


Twelve

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) REINSURANCE
   In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and are members in various pools and associations. See Note 6(a) for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; some is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.

   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The recoverability of these assets depends on the reinsurers' ability to perform under the reinsurance agreements. The Company evaluates and monitors the financial condition and concentrations of credit risk associated with its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums with other insurers and reinsurers as assets. All reinsurance contracts provide indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Prior to the reinsurance transaction with Mutual under the pooling arrangement, as discussed in note 6(a), the effect of the Company's reinsurance on its balance sheet and income statement, is as follows:

                                                              DECEMBER 31
                                                              -----------
                                                            1999        1998
                                                            ----        ----
                                                         (dollars in thousands)

Losses and loss expenses payable:
  Direct ......................................            $222,152     207,013
  Assumed .....................................               7,710      10,437
  Ceded .......................................             (10,807)    (11,504)
                                                          ---------------------
   Net losses and loss expenses payable .......            $219,055     205,946
                                                          ---------------------

Unearned premiums:
  Direct ......................................            $151,867     139,838
  Assumed .....................................               1,703       4,243
  Ceded .......................................              (3,090)     (4,568)
                                                          ---------------------
   Net unearned premiums ......................            $150,480     139,513
                                                          ---------------------

                                                   YEAR ENDED DECEMBER 31
                                                   ----------------------
                                               1999          1998        1997
                                               ----          ----        ----
                                                   (dollars in thousands)

Written premiums:
  Direct .................................   $436,150      387,762     375,248
  Assumed ................................      8,281       13,942      14,356
  Ceded ..................................    (11,216)     (16,731)    (17,465)
                                             --------      -------     -------
   Net written premiums ..................   $433,215      384,973     372,139
                                             --------      -------     -------

Earned premiums:
  Direct .................................   $429,577      384,869     366,451
  Assumed ................................     10,822       14,386      14,917
  Ceded ..................................    (13,698)     (17,026)    (17,560)
                                             --------      -------     -------
   Net earned premiums ...................   $426,701      382,229     363,808
                                             --------      -------     -------

Losses and loss expenses incurred:
  Direct .................................   $289,162      266,160     247,348
  Assumed ................................     10,803       13,644      14,875
  Ceded ..................................     (9,736)      (8,355)     (8,968)
                                             --------      -------     -------
   Net losses and loss expenses incurred..    290,229      271,449     253,255
                                             --------      -------     -------

                                                                        Thirteen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) TRANSACTIONS WITH AFFILIATES

(a) REINSURANCE
   State Auto P&C, Milbank and Farmers Casualty (the Pooled Subsidiaries) participate in a quota share reinsurance pooling arrangement (the Pooling Arrangement) with Mutual whereby the Pooled Subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each company's participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

   Since 1995, State Auto P&C and Milbank have participated in the Pooling Arrangement with Mutual. During 1997 the aggregate pooling participation percentage of the Pooled Subsidiaries was 45%. Effective January 1, 1998, the Pooled Subsidiaries aggregate participation in the Pooling Arrangement increased from 45% to 47% and Midwest Security Insurance Company (Midwest), a wholly-owned subsidiary of Mutual, became a participant in the Pooling Arrangement. On January 1, 1999, Farmers Casualty was acquired by State Auto Financial and became a participant in the Pooling Arrangement on that same date, at which time the Pooled Subsidiaries' aggregate participation increased to 50%. In conjunction with these changes in pool participation, the Pooled Subsidiaries received cash from Mutual of $11.4 million and $19.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 1999 and 1998, respectively. Effective January 1, 2000, the Pooling Arrangement was amended to make SAIC a participant in the Pooling Arrangement and the Pooled Subsidiaries aggregate participation increased to 53%. In conjuction with this change in pool participation, the Pooled Subsidiaries, which effective January 1, 2000 includes SAIC, received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an A. M. Best rating of A+ (Superior).

   The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer, consequently, there is a concentration of credit risk arising from business ceded to Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The following provides a summary of the reinsurance transactions on the Company's balance sheet and income statements for the Pooling Arrangement between the Pooled Subsidiaries and Mutual:

                                                            DECEMBER 31
                                                            -----------
                                                       1999             1998
                                                       ----             ----

                                                       (dollars in thousands)

Losses and loss expenses payable:
 Ceded ....................................         $(206,258)         (197,730)
 Assumed ..................................           208,885           196,818
                                                    ---------------------------
  Net assumed (ceded) .....................             2,627              (912)
                                                    ---------------------------
Unearned premiums:
 Ceded ....................................         $(143,514)         (131,461)
 Assumed ..................................           130,820           123,022
                                                    ---------------------------
  Net ceded ...............................         $ (12,694)           (8,439)
                                                    ---------------------------
Fourteen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                             1999          1998          1997
                                             ----          ----          ----
                                                  (dollars in thousands)

Written premiums:
 Ceded ..............................     $(403,679)     (359,590)     (348,676)
 Assumed ............................       356,609       330,410       300,351

Earned premiums:
 Ceded ..............................     $(395,698)     (356,638)     (342,309)
 Assumed ............................       358,700       328,144       296,046

Losses and loss expenses incurred:
 Ceded ..............................     $(268,536)     (252,795)     (236,456)
 Assumed ............................       242,935       223,641       191,436

   During 1996, Mutual, State Auto P&C, Milbank and National negotiated a change in their catastrophe reinsurance program. In 1998, Midwest Security and 1999, Farmers Casualty and Mid-Plains, became parties to the catastrophe reinsurance program. Collectively, these participants in the catastrophe reinsurance program are referred to as the "State Auto Insurance Companies." State Auto P&C assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, Farmers Casualty, National and Mid-Plains in the amount of $100 million excess of $120 million. Effective November 1999, the catastrophe reinsurance program was renegotiated whereby State Auto P&C assumes $135 million excess of $120 million. Under this agreement, the Company has assumed from Mutual and its affiliate premiums written and earned of $2,355,000, $2,475,000 and $2,505,000 for 1999,
1998 and 1997, respectively. There have been no losses assumed under this agreement. This layer of $135 million in excess of $120 million has been excluded from the Pooling Arrangement.

   To protect against a catastrophe loss event, in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lender) to provide up to $135 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders.
This arrangement with the Lenders, SPC and State Auto Financial is a financing arrangement, whereby State Auto Financial would receive cash funding in the event of a catastrophe event as described above. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital proceeds to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC by redeeming the preferred shares over a six-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

(b) INTERCOMPANY BALANCES
   Pursuant to the Pooling Arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the Pooled Subsidiaries. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balance receivables and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual. The Company had off-balance-sheet credit risk of approximately $47 million and $40 million related to premium balances due to Mutual from agents and insureds at December 31, 1999 and 1998, respectively.

                                                                         Fifteen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(c) NOTE PAYABLE
   State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program, at an interest rate of 6.0%. See related footnote at note 9 (b). Principal payment is due on demand after December 31, 2000, with final payment to be received on or prior to December 31, 2005. The interest rate is adjustable annually after the year 2000 to reflect adjustments in the then current prime lending rate as well as State Auto Financial's current financial position. Interest expense on the loan from Mutual was $955,000 in 1999.

(d) MANAGEMENT SERVICES

   State Auto P&C provides Mutual and its insurance affiliate executive management services to oversee the insurance operations of these companies. Revenue relating to these services amount to $5,628,000, $4,908,000 and $4,563,000 in 1999, 1998 and 1997, respectively. Stateco provides Mutual and its affiliate investment management services. Revenue related to these services amount to $3,099,000, $3,037,000 and $2,804,000 in 1999, 1998 and 1997,
respectively.

(e) OTHER TRANSACTIONS
   S.I.S. provides insurance software products and services to Mutual and its affiliate. Revenue relating to these services amount to $1,109,000, $1,048,000 and $889,000 in 1999, 1998 and 1997, respectively, and is included in other income. Effective January 1, 1998, 518 PML began leasing assets to Mutual and its affiliate. Revenue relating to these services amount to $567,000 and $268,000 in 1999 and 1998, respectively and is included in other income .

   State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 1999, there has been no adverse development of the liability.

(7) FEDERAL INCOME TAXES
  A reconciliation between actual federal income taxes and the amount computed at the indicated statutory rate is as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------
                                                         1999                   1998                  1997
                                                        AMOUNT        %        AMOUNT       %        AMOUNT       %
                                                        ------        -        ------       -        ------       -
                                                                       (dollars in thousands)

Amount at statutory rate ...........................   $ 19,947       35       17,361       35       19,823       35
Tax-free interest and dividends received deduction..     (6,315)     (11)      (5,423)     (11)      (4,368)      (8)
Other, net .........................................        537        1          170       --          185       --
                                                       ---------------------------------------------------------------
Effective tax rate .................................   $ 14,169       25       12,108       24       15,640       27
                                                       ---------------------------------------------------------------

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                             1999        1998
                                                             ----        ----
                                                          (dollars in thousands)

Deferred tax assets:
 Unearned premiums not deductible ......................... $ 9,597      8,885
 Losses and loss expenses payable discounting .............   8,375      8,257
 Other ....................................................   2,229      1,604
                                                            ------------------
   Total deferred tax assets ..............................  20,201     18,746
                                                            ------------------
Sixteen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Deferred tax liabilities:
 Deferral of policy acquisition costs ...........         10,128          8,680
 Net pension expense ............................          6,631          5,732
 Unrealized holding gain on investments .........             84         10,919
 Other ..........................................          1,530          1,510
                                                         ----------------------
   Total deferred tax liabilities ...............         18,373         26,841
                                                         ----------------------
   Net deferred tax assets (liabilities) ........        $ 1,828         (8,095)
                                                         ----------------------

   The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

   Federal income taxes paid during 1999, 1998 and 1997 were $12,621,000, $11,768,000 and $14,254,000, respectively.

(8) PENSION BENEFIT PLANS

   State Auto P&C, Stateco and S.I.S., pursuant to an intercompany agreement, are participants, together with Mutual, in a defined benefit pension plan that covers substantially all employees of Mutual and the Company. The assets of the plan are represented primarily by U.S. government and agency obligations, bonds, and common stocks. Policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant's defined average annual compensation.

   Information regarding the funded status and net periodic pension benefit for the Company's participation in the plan is as follows:

                                                                                   DECEMBER 31
                                                                                   -----------
                                                                                1999          1998
                                                                                ----          ----

                                                                                (in thousands)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ...................................   $ 44,758       39,727
Transfer in benefit obligation at beginning of year due to pooling change..      2,615           --
Service cost ..............................................................      2,047        1,686
Interest cost .............................................................      3,278        2,977
Actuarial loss ............................................................     (4,286)       4,024
Benefits paid .............................................................     (4,396)      (3,656)
                                                                             ----------------------

Benefit obligation at end of year .........................................   $ 44,016       44,758
                                                                             ----------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ............................    $75,453       64,565
Transfer in plan assets at beginning of year due to pooling change ........      4,313           --
Actual return on plan assets ..............................................      9,513       11,984
Asset gain ................................................................         --        2,560
Benefits paid .............................................................     (4,396)      (3,656)
                                                                             ----------------------

Fair value of plan assets at end of year ..................................   $ 84,883       75,453
                                                                             ----------------------

Funded status .............................................................   $ 40,867       30,695
Unrecognized net actuarial gain ...........................................    (22,441)     (14,816)
Unrecognized prior service cost ...........................................      1,472        1,587
Unrecognized transition asset .............................................       (967)      (1,088)
                                                                             ----------------------
Net prepaid pension expense ...............................................   $ 18,931       16,378
                                                                             ----------------------

                                                                       Seventeen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                    YEAR ENDED DECEMBER 31
                                                    ----------------------
                                                1999         1998         1997
                                                ----         ----         ----
                                                       (in thousands)

COMPONENTS OF NET PERIODIC BENEFIT
Service cost ...........................      $ 2,047        1,686        1,548
Interest cost ..........................        3,278        2,977        2,760
Expected return on plan assets .........       (6,125)      (5,430)      (4,742)
Amortization of prior service cost .....          114          114          114
Amortization of transition asset .......         (124)        (121)        (121)
Amortization of net gain ...............            7           (8)          (3)
                                              ---------------------------------
Net periodic benefit ...................      $  (803)        (782)        (444)
                                              ---------------------------------

                                                    YEAR ENDED DECEMBER 31
                                                    ----------------------
                                                  1999        1998         1997
                                                  ----        ----         ----

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31

Discount rate .................................   8.00%       7.00        7.25
Expected long-term rate of return on assets ...   9.00%       9.00        9.00
Rates of increase in compensation levels ......   5.00%       4.50        4.50

   State Auto P&C, Stateco and S.I.S. are also participants with Mutual in a defined contribution plan that covers substantially all employees of Mutual and the Company. Contributions to the plan are based on employee contributions and the level of Company match. The Company's share of the expense under the plan totaled $852,000, $782,000 and $726,000 for the years 1999, 1998 and 1997, respectively.

(9) STOCKHOLDERS' EQUITY

(a) STOCK SPLIT

   On June 2, 1998, State Auto Financial's authorized capital was increased to 100,000,000 shares of common stock and State Auto Financial's Board of Directors declared a two-for-one common stock split. The financial statements, notes and other references to share information and per share data have been given retroactive effect to reflect the stock splits for all periods presented.

(b) TREASURY SHARES

   In May 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999 all 4.0 million shares have been repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual. See related footnote at note 6 (c).

(c) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

   State Auto P&C, Milbank, National, Farmers Casualty and SAIC are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $28.9 million is available for payment to State Auto Financial in 2000 without prior approval.

Eighteen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:

                                                                          DECEMBER 31
                                                                          -----------
                                                                       1999          1998
                                                                       ----          ----
                                                                     (dollars in thousands)

Statutory capital and surplus of insurance subsidiaries ........   $ 283,233        232,407
Net assets of noninsurance parent and affiliates ...............     (21,378)        28,677
                                                                   ------------------------
                                                                     261,855        261,084

Add (subtract) cumulative effect of adjustments:
  Deferred policy acquisition costs ............................      28,936         24,799
  Losses and loss expenses payable .............................      13,505         12,817
  Net prepaid pension expense ..................................      18,945         16,368
  Deferred federal income taxes ................................       1,636         (7,899)
  Excess of statutory loss liabilities over case basis amounts..       4,856         11,482
  Fixed maturities at fair value ...............................     (15,204)        18,809
  Goodwill .....................................................       2,529          1,880
  Other, net ...................................................         629          1,484
                                                                   ------------------------

  Stockholders' equity per accompanying consolidated
    financial statements .......................................    $317,687        340,824
                                                                   ------------------------

                                                             YEAR ENDED DECEMBER 31
                                                        ---------------------------------
                                                         1999          1998          1997
                                                         ----          ----          ----
                                                               (dollars in thousands)

Statutory net income of insurance subsidiaries ...     $ 36,601        28,696        35,660
Net income of noninsurance parent and affiliates..        2,944         3,227         2,581
                                                        -----------------------------------
                                                         39,545        31,923        38,241

Increases (decreases):
  Deferred policy acquisition costs ..............        3,407         2,359         2,407
  Losses and loss expenses payable ...............           15         1,947           258
  Net prepaid pension expense ....................        2,578         1,791         1,898
  Deferred federal income taxes ..................       (2,265)          279        (1,344)
  Goodwill amortization ..........................         (258)         (198)         (198)
  Other, net .....................................         (206)         (604)         (264)
                                                       ------------------------------------
  Net income per accompanying consolidated
   financial statements ..........................     $ 42,816        37,497        40,998
                                                       ------------------------------------

(10) PREFERRED STOCK
   State Auto Financial has authorized two classes of preferred stock. For both classes, upon issuance, the Board of Directors has authority to fix and determine the significant features of the shares issued, including, among other things, the dividend rate, redemption price, redemption rights, conversion features and liquidation price payable in the event of any liquidation, dissolution, or winding up of the affairs of State Auto Financial. See note 6
(a) regarding State Auto Financial's obligation to issue redeemable preferred shares to SPC in connection with its catastrophic reinsurance arrangements with a financial institution.

   The Class A preferred stock is not entitled to voting rights until, for any period, dividends are in arrears in the amount of six or more quarterly dividends.

                                                                         Ninteen

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11) STOCK INCENTIVE PLANS
   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock incentive plans. For stock options granted to employees of Mutual, the Company also follows APB 25 and related Interpretations, as the Company deems such employees to be common law employees of the Company. Compensation cost charged against operations in 1999 was $137,000 for those employee stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant. Had compensation cost for the Company's plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company's pro forma net earnings and net earnings per share information would have been as follows:

                                                      1999      1998      1997
                                                      ----      ----      ----
                                                         (in thousands, except
                                                           per share figures)

Pro forma net earnings ...........................  $41,414     35,700    40,045

Pro forma net earnings per common share
    Basic ........................................  $  1.02       0.85      0.96
    Diluted ......................................  $  1.00       0.83      0.94

   The fair value of options granted in 1999, 1998 and 1997 were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

                                                      1999       1998     1997
                                                      ----       ----     ----

Fair value .......................................    $4.49      $6.10    $3.00
Dividend yield ...................................      .90%       .75%    1.00%
Risk free interest rate ..........................     5.77%      5.31%    5.85%
Expected volatility factor .......................      .32        .31      .30
Expected life (years) ............................     5.7        6.6      2.2

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

   The Company has stock option plans for certain directors and key employees of Mutual, State Auto P&C, Stateco and S.I.S. The nonemployee directors' plan provides each nonemployee director an option to purchase 1,000 shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the last business day prior to the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The key employee's plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 3,600,000 shares of common stock under this plan. These options are exercisable at such time or times as may be determined by a committee of the Company's Board of Directors. Normally, for certain employees these options are exercisable from 1 to 10 years from date of grant and 3 to 10 years for remaining employees.

   The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of Mutual, State Auto P&C, Stateco and S.I.S. may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase


Twenty

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2,400,000 shares of common stock under this plan. At December 31, 1999, 1,558,000 shares have been purchased under this plan.

   The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 400,000 shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted and vested under this plan have a 10-year term. The Company has accounted for the plan in its accompanying financial statements at fair value. The fair value of options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions for 1999 were as follows: fair value of $4.02; dividend yield of
 .90%; expected volatility factor of .30; risk-free interest rate of 6.80%; and expected life of the option of 9.7 years. Expense of $105,000 associated with this plan was recognized in 1999.

  A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 1999, 1998 and 1997, follows:

                                       1999                         1998                    1997
                            ---------------------------    ------------------------- ------------------------
                                     WEIGHTED - AVERAGE           WEIGHTED - AVERAGE        WEIGHTED - AVERAGE
                            OPTIONS    EXERCISE PRICE      OPTIONS  EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                            -------    --------------      -------  --------------   -------   --------------
                                    (NUMBERS IN THOUSANDS, EXCEPT PER SHARE FIGURES)

Outstanding, beginning
 of year                      2,272      $ 6.76              2,019      $ 5.04         2,261     $4.79
  Granted                       453       11.24                339       16.31            37      9.31
  Exercised                    (165)       3.34                (86)       4.02          (276)     3.49
  Canceled                      (14)      10.52                 --          --            (3)     7.32
                             ------                         ------                    ------
Outstanding, end of year      2,546      $ 7.76              2,272      $ 6.76         2,019     $5.04
                             ------                         ------                    ------

A summary of information pertaining to options outstanding and exercisable as of December 31, 1999 follows:

                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           -----------------------------------------------   -----------------------
                                     WEIGHTED - AVERAGE
                                           REMAINING   WEIGHTED - AVERAGE         WEIGHTED - AVERAGE
RANGE OF EXERCISE PRICES   NUMBER     CONTRACTUAL LIFE  EXERCISE PRICE    NUMBER    EXERCISE PRICE
------------------------   ------     ----------------  --------------    ------    --------------
                                     (numbers in thousands, except per share figures)

Less than $5.00                812         2.8               $ 3.87         812          $ 3.87
$5.01 - $10.00               1,024         5.6                 6.58         982            6.48
Greater than $10.01            710         8.7                13.90         273           15.97
                             -----                                        -----
                             2,546         5.6               $ 7.76       2,067          $ 6.71
                             -----                                       ------


                                                                      Twenty-one

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12) NET EARNINGS PER COMMON SHARE
The following table sets forth the compilation of basic and diluted net earnings per common share:

                                                                            YEAR ENDED DECEMBER 31
                                                                            ----------------------
                                                                        1999          1998          1997
                                                                        ----          ----          ----
                                                                      (in thousands, except per share data)

Numerator:
  Net earnings for basic and diluted earnings per common share..     $ 42,816         37,497         40,998
                                                                     --------------------------------------
Denominator:
  Weighted average shares for basic net earnings
     per common share ..........................................       40,780         41,887         41,544

  Effect of dilutive stock options .............................          746          1,014            906
  Adjusted weighted average shares for
     diluted net earnings per common share .....................       41,526         42,901         42,450
                                                                     --------------------------------------
Basic net earnings per common share ............................     $   1.05           0.89           0.99
                                                                     --------------------------------------
Diluted net earnings per common share ..........................     $   1.03           0.87           0.97
                                                                     --------------------------------------

(13) OTHER COMPREHENSIVE INCOME
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:


                                                                       YEAR ENDED DECEMBER 31, 1999
                                                                       ----------------------------
                                                                    BEFORE-TAX   TAX (EXPENSE)  NET-OF-TAX
                                                                       AMOUNT      OR BENEFIT     AMOUNT
                                                                       ------      ----------     ------
                                                                               ( in thousands)

Net unrealized holding losses on securities:
  Unrealized holding losses arising during 1999 ...............      $(28,361)         9,926        (18,435)
  Reclassification adjustments for gains realized in net income        (2,593)           908         (1,685)
  Net unrealized holding losses ...............................       (30,954)        10,834        (20,120)
                                                                     --------------------------------------
Other comprehensive loss ......................................      $(30,954)        10,834        (20,120)
                                                                     --------------------------------------

                                                                            YEAR ENDED DECEMBER 31, 1998
                                                                            ----------------------------
                                                                    BEFORE-TAX    TAX (EXPENSE)    NET-OF-TAX
                                                                      AMOUNT       OR BENEFIT        AMOUNT
                                                                      ------       ----------        ------
                                                                                 (in thousands)

Net unrealized holding gains on securities:
  Unrealized holding gains arising during 1998 ................      $ 11,410         (3,993)         7,417
  Reclassification adjustments for gains realized in net income        (2,925)         1,023         (1,902)
  Net unrealized holding gains ................................         8,485         (2,970)         5,515
                                                                     --------------------------------------
Other comprehensive income ....................................      $  8,485         (2,970)         5,515
                                                                     --------------------------------------

                                                                             YEAR ENDED DECEMBER 31, 1997
                                                                             ----------------------------
                                                                     BEFORE-TAX    TAX (EXPENSE)    NET-OF-TAX
                                                                       AMOUNT       OR BENEFIT        AMOUNT
                                                                       ------       ----------        ------
                                                                                     ( in thousands)

Net unrealized holding gains on securities:
  Net unrealized holding gains ................................      $ 11,125         (3,894)         7,232
                                                                     --------------------------------------
Other comprehensive income ....................................      $ 11,125         (3,894)         7,232
                                                                     --------------------------------------

Twenty-two

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

   Revenue from segments in the other category is attributable to three other operating segments of the Company; an insurance software development and resale segment, a premium finance segment and a property management and leasing segment. These segments have never met the quantitative thresholds for determining reportable segments. The following provides financial information regarding the Company's reportable segments:

                                               1999           1998           1997
                                               ----           ----           ----
                                                         (in thousands)

REVENUES FROM EXTERNAL CUSTOMERS:
  Standard insurance .................      $ 398,185        365,510        332,126
  Nonstandard insurance ..............         32,973         27,064         22,893
  Investment management services .....          3,371          3,328          3,422
  All other ..........................          3,537          2,906          1,424
                                            ---------------------------------------
Total revenues from external customers        438,066        398,808        359,865

Intersegment revenues:
  Standard insurance .................            120             90             75
  Investment management services .....          2,575          2,363          2,107
  All other ..........................          1,676          1,167            728
                                            ---------------------------------------
Total intersegment revenues ..........          4,371          3,620          2,910
                                            ---------------------------------------
Total revenue ........................        442,437        402,428        362,775
                                            ---------------------------------------

Reconciling items:
  Intersegment revenues ..............         (4,371)        (3,620)        (2,910)
  Corporate revenues .................            250            326             68
  Net realized gains on investment ...          2,555          2,925          3,043
                                            ---------------------------------------
Total consolidated revenues ..........      $ 440,871        402,059        362,976
                                            =======================================

SEGMENT PROFIT:
  Standard insurance .................      $  48,225         40,310         48,376
  Nonstandard insurance ..............          1,647          1,313          1,192
  Investment management services .....          5,191          4,908          4,901
  All other ..........................          1,238          1,323            269
                                            ---------------------------------------
  Total segment profit ...............         56,301         47,854         54,738

                                                                    Twenty-three

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                1999           1998             1997
                                                                ----           ----             ----
                                                                          (in thousands)

Reconciling items:
  Corporate expenses .................................         (1,863)        (1,104)        (1,120)
  Net realized gains on investment ...................          2,555          2,925          3,043
  Miscellaneous adjustment in consolidation ..........             (8)           (70)           (23)
                                                            ----------------------------------------
Total consolidated income before federal income taxes       $  56,985         49,605         56,638
                                                            ----------------------------------------

NET INVESTMENT INCOME:
  Standard insurance .................................      $  29,060         27,710         26,984
  Nonstandard insurance ..............................          1,839          1,383          1,315
  Investment management services .....................            272            292            598
  All other ..........................................            268            432             62
                                                            ----------------------------------------
Total net investment income ..........................         31,439         29,817         28,959

Reconciling items:
  Corporate net investment income ....................            249            326             41
  Reclassification adjustments in consolidation ......          2,574          2,363          2,107
                                                            ----------------------------------------
  Total consolidated net investment income ...........      $  34,262         32,506         31,107
                                                            ----------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE:
  Standard insurance .................................      $   2,175          1,865          1,796
  Nonstandard insurance ..............................            (11)            13              8
  Investment management services .....................             26             25             10
  All other ..........................................          1,067            763            510
                                                            ----------------------------------------
Total depreciation and amortization expense ..........      $   3,257          2,666          2,324
                                                            ----------------------------------------

SEGMENT ASSETS:
  Standard insurance .................................      $ 708,384        641,195        586,042
  Nonstandard insurance ..............................         44,670         37,997         35,037
  Investment management services .....................          6,367          7,449         13,115
  All other ..........................................         14,940         15,741          3,385
                                                            ----------------------------------------
  Total segment assets ...............................        774,361        702,382        637,579

Reconciling items:
  Corporate expenses .................................          1,223         10,979          2,212
  Reclassification adjustments in consolidation ......        (15,639)        (3,583)          (968)
                                                            ----------------------------------------
Total consolidated assets ............................      $ 759,945        709,778        638,823
                                                            ----------------------------------------

EXPENDITURE FOR ADDITIONS TO LONG-LIVED ASSETS:
  Standard insurance .................................      $     346             51            109
  Investment management services .....................            101            209            771
  All other ..........................................          3,118          2,556             31
                                                            ----------------------------------------
  Total expenditure for additions to long-lived assets      $   3,565          2,816            911
                                                            ----------------------------------------

Twenty-four

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Revenues from external customers include the following products and services:

                                                  1999         1998         1997
                                                  ----         ----         ----
                                                         (in thousands)

Earned premiums
Standard insurance:
  Automobile ..............................      $204,155      186,283      167,241
  Homeowners and farmowners ...............        63,666       57,983       51,865
  Commercial multi-peril ..................        23,902       21,791       19,812
  Workers' compensation ...................        10,764       12,006       12,605
  Fire and allied .........................        25,763       23,698       21,310
  Other and products liability ............        20,052       17,313       15,364
  Other lines .............................        12,873       11,545       10,354
                                                 ----------------------------------
Total standard insurance earned premiums ..       361,175      330,619      298,551
Nonstandard insurance:
  Automobile ..............................        30,883       25,591       21,499
                                                 ----------------------------------
Total nonstandard insurance earned premiums        30,883       25,591       21,499
                                                 ----------------------------------
Total earned premiums .....................       392,058      356,210      320,050
Investment management services ............         3,099        3,036        2,804
Net investment income .....................        34,012       32,180       31,066
Other income ..............................         8,897        7,382        5,945
                                                 ----------------------------------

Total revenues from external customers ....      $438,066      398,808      359,865
                                                 ----------------------------------

The standard insurance segment participates in a reinsurance pooling agreement with other standard insurance affiliates. For discussion regarding this arrangement and the segment's contribution to the pool and participation in the pool, see note 6.

Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FOR THREE MONTHS ENDED
                                                            ----------------------
                                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              ---------   --------   -------------   ------------
                                                                 1999

                                             (dollars in thousands, except per share amounts)

Total revenues .........................     $110,931      111,186      110,469      108,294
Income before federal income taxes .....       14,661       13,767       10,666       17,891
Net earnings ...........................       10,880       10,369        8,532       13,035
Net earnings per common share (note 9a):
   Basic ...............................         0.25         0.25         0.22         0.33
   Diluted .............................         0.25         0.25         0.21         0.32
                                             -----------------------------------------------

                                                                     Twenty-five

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                        FOR THREE MONTHS ENDED
                                                        ----------------------
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                            ---------   --------   -------------  ------------
                                                                  1998

                                             (dollars in thousands, except per share amounts)

Total revenues .........................      $99,361      99,823      102,212      100,663

Income before federal income taxes .....       15,874       3,296       13,469       16,966

Net earnings ...........................       11,531       2,780       10,552       12,634

Net earnings per common share (note 9a):

   Basic ...............................         0.27        0.07         0.25         0.30

   Diluted .............................         0.27        0.06         0.25         0.29
                                               --------------------------------------------

(16) CONTINGENCIES
   The Company's insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1999, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1999, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1999, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1999, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 1999 and 1998
                  Consolidated Statements of Income for
                      each of the three years in the
                      period ended December 31, 1999
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999
                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
                  Notes to Consolidated Financial Statements

(a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedules of the Company for the years 1999, 1998, and 1997 are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.

    Schedule
     Number                  Schedule
     ------                  --------
  I(a) & I(b).    Summary of Investments - Other Than
                  Investments in Related Parties

      II.         Condensed Financial Information of Registrant

      III.        Supplementary Insurance Information

      IV.         Reinsurance


                  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                                                                                                                 Page 40
(a)(3)  LISTING OF EXHIBITS

                                                                        If incorporated by reference document with
Exhibit No.                    Description of Exhibit                   which Exhibit was previously filed with SEC
-----------                    ----------------------                   -------------------------------------------

3(A)(1)   State Auto Financial Corporation's  Amended and Restated      1933 Act Registration Statement No. 33-40643
          Articles of Incorporation                                     on Form S-1 (see  Exhibit 3(a) therein)


3(A)(2)   State Auto Financial Corporation's Amendment to the           1933 Act Registration Statement No. 33-89400
          Amended and Restated Articles of Incorporation                on Form S-8 (see Exhibit 4(b) therein)


3(A)(3)   State Auto Financial Corporation Certificate of               Form 10-K Annual Report for the year ended
          Amendment to the Amended and Restated Articles of             December 31, 1998 (see Exhibit 3(A)(3) therein)
          Incorporation as of June 2, 1998

3(B)      State Auto Financial Corporation's Amended and Restated       1933 Act Registration Statement No. 33-40643
          Code of Regulations                                           on Form S-1 (see Exhibit 3(b) therein)


4         State Auto Financial Corporation's Amended and Restated       See Exhibit 3(A) and 3(B)
          Articles of Incorporation, and Articles 1, 3, 5 and 9 of
          the Company's Amended and Restated Code of Regulations

10(A)     Guaranty Agreement between State Automobile Mutual            1933 Act Registration Statement No. 33-40643
          Insurance Company and State Auto Property and Casualty        on Form S-1 (see Exhibit 10(d) therein)
          Insurance Company dated as of May 16, 1991

10(B)     Form of Indemnification Agreement between State Auto          1933 Act Registration Statement No. 33-40643
          Financial Corporation and each of its directors               on Form S-1 (see Exhibit 10(e) therein)


10(C)*    State Auto 1991 Quality Performance Bonus Plan                1933 Act Registration Statement No. 33-40643
                                                                        on Form S-1 (see Exhibit 10(f) therein)


10(D)*    Non-Qualified Deferred Compensation Plan                      1933 Act Registration Statement No. 33-40643
                                                                        on Form S-1 (see Exhibit 10(g) therein)


10(E)*    1991 Stock Option Plan                                        1933 Act Registration Statement No. 33-40643
                                                                        on Form S-1 (see Exhibit 10(h) therein)


10(F)*    Amendment Number 1 to the 1991 Stock Option Plan              1933 Act Registration Statement No. 33-89400
                                                                        on Form S-8 (see Exhibit 4(a) therein)


10(G)*    1991 Directors' Stock Option Plan                             1933 Act Registration Statement No. 33-40643
                                                                        on Form S-1 (see Exhibit 10(i) therein)


10(H)     Lease Agreement between Longhollow Associates Limited         1933 Act Registration Statement No. 33-40643
          Partnership and State Automobile Mutual Insurance             on Form S-1 (see Exhibit 10(j) therein)
          Company dated July 8, 1988, as amended

_________________________________

*Constitutes  either a  management  contract or a  compensatory  plan or  arrangement  required to be filed as an
Exhibit

                                                                                                               Page 41

10(I)     License   Agreement   between  State  Automobile   Mutual          1933  Act  Registration   Statement  No.
          Insurance   Company   and   Policy   Management   Systems          33-40643  on Form  S-1 (see  Exhibit  10
          Corporation dated December 28, 1984                                (k) therein)

10(J)     Investment    Management    Agreement   between   Stateco          Form  10-K  Annual  Report  for the year
          Financial  Services,  Inc.  and State  Automobile  Mutual          ended  December 31, 1992 (see Exhibit 10
          Insurance Company, effective April 1, 1993                         (N) therein)

10(K)*    Supplemental  Executive  Retirement Income Plan effective          Form  10-K  Annual  Report  for the year
          December 1, 1992                                                   ended  December  31,  1992 (see  Exhibit
                                                                             10(O) therein)

10(L)*    State  Auto  Insurance   Companies   Directors'  Deferred          Form 10-K  Annual  Report for year ended
          Compensation Plan                                                  December  31,  1995 (see  Exhibit  10(S)
                                                                             therein)

10(M)*    State Auto Insurance  Companies  Non-Qualified  Incentive          Form 10-K  Annual  Report for year ended
          Deferred Compensation Plan                                         December  31,  1995 (see  Exhibit  10(T)
                                                                             therein)

10(N)*    Robert L. Bailey Employment Contract                               Form 10-K  Annual  Report for year ended
                                                                             December  31,  1995 (see  Exhibit  10(X)
                                                                             therein)

10(O)*    Amendment Number 2 to the 1991 Stock Option Plan                   Form  10-K  Annual  Report  for the year
                                                                             ended  December  31,  1996 (see  Exhibit
                                                                             10(DD) therein)

10(P)*    Amendment  Number 1 to the 1991  Directors'  Stock Option          Form  10-K  Annual  Report  for the year
          Plan                                                               ended  December  31,  1996 (see  Exhibit
                                                                             10(EE) therein)

10(Q)     Option  Agreement  between  State  Auto  Mutual and State          Form  10-K  Annual  Report  for the year
          Auto Financial dated March 11, 1997                                ended  December  31,  1996 (see  Exhibit
                                                                             10(FF) therein)

10(R)     Agreement and Plan of Reorganization  dated July 7, 1998,          Form  8-K  filed  on July 7,  1998  (see
          by  and  among  State  Auto  Financial  Corporation,  SAF          Exhibit 10(JJ) therein)
          Acquisition  Corp.,  State  Automobile  Mutual  Insurance
          Company  and  Milbank  Insurance  Company and the Closing
          Agreement dated July 7, 1998

10(S)     Credit  Agreement  dated as of June 1, 1999 between State          Form 10-Q for the period  ended June 30,
          Auto Financial  Corporation and State  Automobile  Mutual          1999
          Insurance Company

10(T)     $135,000,000   Credit   Agreement   among   SAF   Funding          Included herein
          Corporation,  as  Borrower,  the Lenders and Bank One, NA
          as Agent dated as of November 19, 1999

10(U)     Put Agreement  among State  Automobile  Mutual  Insurance          Included herein
          Company,  State Auto Financial  Corporation and Bank One,
          NA as Agent dated as of November 19, 1999

10(V)     Standby Purchase  Agreement  between State Auto Financial          Included herein
          Corporation  and  SAF  Funding  Corporation  dated  as of
          November 19, 1999

_________________________________

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an
Exhibit

10(W)        Reinsurance Pooling Agreement amended and restated as of           Included herein
             January 1, 2000 by and among State Automobile Mutual
             Insurance Company, State Auto Property and Casualty Insurance
             Company, Milbank Insurance Company, Midwest Security Insurance
             Company, Farmers Casualty Insurance Company and State Auto
             Insurance Company

10(X)        Management and Operations  Agreement as of January 1, 2000         Included herein
             among State Automobile Mutual Insurance Company, State Auto
             Financial Corporation, State Auto Property and Casualty
             Insurance Company, State Auto National Insurance Company,
             Milbank Insurance Company, State Auto Insurance Company,
             Stateco Financial Services, Inc., Strategic Insurance
             Software, Inc., 518 Property Management and Leasing, LLC

10(Y)        Property Catastrophe  Overlying Excess of Loss Reinsurance         Included herein
             contract issued to State Automobile Mutual Insurance Company,
             State Auto National Insurance Company, Milbank Insurance
             Company, Midwest Security Insurance Company, Farmers Casualty
             Insurance Company, Mid-Plains Insurance Company by State Auto
             Property and Casualty Insurance Company

10(Z)        First   Amendment  to  the   Management   and   Operations         Included herein
             Agreement effective January 1, 2000 among State Automobile
             Mutual Insurance Company, State Auto Financial Corporation,
             State Auto Property and Casualty Insurance Company, State
             Auto National Insurance Company, Milbank Insurance Company,
             State Auto Insurance Company, Stateco Financial Services,
             Inc., Strategic Insurance Software, Inc. and 518 Property
             Management and Leasing, LLC

10(AA)       First Amendment to the June 1, 1999 Credit Agreement dated         Included herein
             Nov. 1, 1999 between State Auto Financial Corporation and
             State Automobile Mutual Insurance Company

21           List of Subsidiaries of State Auto Financial Corporation           Included herein

23           Consent of Independent Auditors                                    Included herein

24(A)        Powers of  Attorney - William J. Lhota,  Urlin G. Harris,          Form 10-Q for the period ended June 30, 1997
             Jr., Robert J. Murchake, Paul W. Huesman, George R.                (see Exhibit 24(C) therein)
             Manser, David L. Bickelhaupt, and David J. D'Antoni

24(B)        Power of Attorney - John R. Lowther                                Form 10-Q for the period ended March
                                                                                31, 1998 (see Exhibit 24(D) therein)

24(C)        Power of Attorney - Robert H. Moone                                Form  10-K  Annual Report for the year
                                                                                ended December 31, 1998 (see Exhibit
                                                                                24(E) therein)

27           Financial Data Schedule                                            Included herein




(b)           REPORTS ON FORM 8-K
              -------------------

              The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 1999.

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

                                      STATE AUTO FINANCIAL CORPORATION


Dated:  March 28, 2000                 /s/Robert H. Moone
                                       ---------------------------
                                       Robert H. Moone
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                        Title                          Date
         ----                                        -----                          ----
/s/ Robert L. Bailey                        Chairman of the Board               March 28, 2000
--------------------------
Robert L. Bailey


/s/ Steven J. Johnston                      Chief Financial Officer,            March 28, 2000
--------------------------                  Senior Vice President, Treasurer
Steven J. Johnston                          (principal financial officer
                                            and principal accounting
                                            officer)


John R. Lowther*                            Secretary and Director              March 28, 2000
------------------------------------
John R. Lowther


Urlin G. Harris, Jr.*                       Director                            March 28, 2000
--------------------------
Urlin G. Harris, Jr.


David L. Bickelhaupt*                       Director                            March 28, 2000
--------------------------
David L. Bickelhaupt


David J. D'Antoni*                          Director                            March 28, 2000
--------------------------
David J. D'Antoni


Paul W. Huesman*                            Director                            March 28, 2000
--------------------------
Paul W. Huesman


William J. Lhota*                           Director                            March 28, 2000
--------------------------
William J. Lhota


George R. Manser*                           Director                            March 28, 2000
--------------------------
George R. Manser


/s/Robert H. Moone                          President                           March 28, 2000
--------------------------                  Chief Executive Officer
Robert H. Moone                             (principal executive officer)


         *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.



/s/Steven J. Johnston                                         March 28, 2000
-----------------------------
Steven J. Johnston
Attorney in Fact

                                   ITEM 14(c)
                                 Exhibit Index


(a)(3)  LISTING OF EXHIBITS

                                                                           If incorporated by reference document with
Exhibit No.          Description of Exhibit                                which Exhibit was previously filed with SEC
-----------          ----------------------                                --------------------------------------------
3(A)(1)             State Auto Financial Corporation's Amended and         1933 Act Registration Statement No. 33-40643
                    Restated Articles of Incorporation                     on Form S-1 (see Exhibit 3(a) therein)

3(A)(2)             State Auto Financial Corporation's Amendment to the    1933 Act Registration Statement No. 33-89400
                    Amended and Restated Articles of Incorporation         on Form S-8 (see Exhibit 4(b) therein)

3(A)(3)             State Auto Financial Corporation Certificate of        Form 10-K Annual Report for the year ended
                    Amendment to the Amended and Restated Articles of      December 31, 1998 (see Exhibit 3(A)(3) therein)
                    Incorporation as of June 2, 1998

3(B)                State Auto Financial Corporation's Amended and         1933 Act Registration Statement No. 33-40643
                    Restated Code of Regulations                           on Form S-1 (see Exhibit 3(b) therein)

4                   State Auto Financial Corporation's Amended and         See Exhibit 3(A) and 3(B)
                    Restated Articles of Incorporation, and Articles 1,
                    3, 5 and 9 of the Company's Amended and Restated
                    Code of Regulations

10(A)               Guaranty Agreement between State Automobile Mutual     1933 Act Registration Statement No. 33-40643
                    Insurance Company and State Auto Property and          on Form S-1 (see Exhibit 10 (d) therein)
                    Casualty Insurance Company dated as of May 16, 1991

10(B)               Form of Indemnification Agreement between State Auto   1933 Act Registration Statement No. 33-40643
                    Financial Corporation and each of its directors        on Form S-1 (see Exhibit 10 (e) therein)

10(C)*              State Auto 1991 Quality Performance Bonus Plan         1933 Act Registration Statement No. 33-40643
                                                                           on Form S-1 (see Exhibit 10 (f) therein)

10(D)*              Non-Qualified Deferred Compensation Plan               1933 Act Registration Statement No. 33-40643
                                                                           on Form S-1 (see Exhibit 10 (g) therein)

10(E)*              1991 Stock Option Plan                                 1933 Act Registration Statement No. 33-40643
                                                                           on Form S-1 (see Exhibit 10 (h) therein)

10(F)*              Amendment Number 1 to the 1991 Stock Option Plan       1933 Act Registration Statement No. 33-89400
                                                                           on Form S-8 (see Exhibit 4 (a) therein)

10(G)*              1991 Directors' Stock Option Plan                      1933 Act Registration Statement No.
                                                                           33-40643 on Form S-1 (see Exhibit 10
                                                                           (i) therein)

10(H)               Lease Agreement between Longhollow Associates          1933 Act Registration Statement No. 33-40643
                    Limited Partnership and State Automobile Mutual        on Form S-1 (see Exhibit 10 (j) therein)
                    Insurance Company dated July 8, 1988, as amended


------------------------------------


*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

10(I)         License Agreement between State Automobile Mutual          1933 Act Registration Statement No. 33-40643 on Form S-1
              Insurance Company and Policy Management Systems            (see Exhibit 10 (k) therein)
              Corporation dated December 28, 1984

10(J)         Investment Management Agreement between Stateco            Form 10-K Annual Report for the year ended December 31,
              Financial Services, Inc. and State Automobile Mutual       1992 (see Exhibit 10 (N) therein)
              Insurance Company, effective April 1, 1993

10(K)*        Supplemental Executive Retirement Income Plan effective    Form 10-K Annual Report for the year ended December 31,
              December 1, 1992                                           1992 (see Exhibit 10(O) therein)

10(L)*        State Auto Insurance Companies Directors' Deferred         Form 10-K Annual Report for year ended December 31, 1995
              Compensation Plan                                          (see Exhibit 10(S) therein)

10(M)*        State Auto Insurance Companies Non-Qualified Incentive     Form 10-K Annual Report for year ended December 31, 1995
              Deferred Compensation Plan                                 (see Exhibit 10(T) therein)

10(N)*        Robert L. Bailey Employment Contract                       Form 10-K Annual Report for year ended December 31, 1995
                                                                         (see Exhibit 10(X) therein)

10(O)*        Amendment Number 2 to the 1991 Stock Option Plan           Form 10-K Annual Report for the year ended December 31,
                                                                         1996 (see Exhibit 10(DD) therein)

10(P)*        Amendment Number 1 to the 1991 Directors' Stock Option     Form 10-K Annual Report for the year ended December 31,
              Plan                                                       1996 (see Exhibit 10(EE) therein)

10(Q)         Option Agreement between State Auto Mutual and State       Form 10-K Annual Report for the year ended December 31,
              Auto Financial dated March 11, 1997                        1996 (see Exhibit 10(FF) therein)

10(R)         Agreement and Plan of Reorganization dated July 7, 1998,   Form 8-K filed on July 7, 1998 (see Exhibit 10(JJ) therein)
              by and among State Auto Financial Corporation, SAF
              Acquisition Corp., State Automobile Mutual Insurance
              Company and Milbank Insurance Company and the Closing
              Agreement dated July 7, 1998

10(S)         Credit Agreement dated as of June 1, 1999 between State    Form 10-Q for the period ended June 30, 1999
              Auto Financial Corporation and State Automobile Mutual
              Insurance Company

10(T)         $135,000,000 Credit Agreement among SAF Funding            Included herein
              Corporation, as Borrower, the Lenders and Bank One, NA
              as Agent dated as of November 19, 1999

10(U)         Put Agreement among State Automobile Mutual Insurance      Included herein
              Company, State Auto Financial Corporation and Bank One,
              NA as Agent dated as of November 19, 1999

10(V)         Standby Purchase Agreement between State Auto Financial    Included herein
              Corporation and SAF Funding Corporation dated as of
              November 19, 1999

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

 10(W)       Reinsurance Pooling Agreement amended and restated as of    Included herein
             January 1, 2000 by and among State Automobile Mutual
             Insurance Company, State Auto Property and Casualty
             Insurance Company, Milbank Insurance Company, Midwest
             Security Insurance Company, Farmers Casualty Insurance
             Company and State Auto Insurance Company

 10(X)       Management and Operations Agreement as of January 1, 2000   Included herein
             among State Automobile Mutual Insurance Company, State
             Auto Financial Corporation, State Auto Property and
             Casualty Insurance Company, State Auto National Insurance
             Company, Milbank Insurance Company, State Auto Insurance
             Company, Stateco Financial Services, Inc., Strategic
             Insurance Software, Inc., 518 Property Management and
             Leasing, LLC

 10(Y)       Property Catastrophe Overlying Excess of Loss Reinsurance   Included herein
             contract issued to State Automobile Mutual Insurance
             Company, State Auto National Insurance Company, Milbank
             Insurance Company, Midwest Security Insurance Company,
             Farmers Casualty Insurance Company, Mid-Plains Insurance
             Company by State Auto Property and Casualty Insurance
             Company

 10(Z)       First Amendment to the Management and Operations            Included herein
             Agreement effective January 1, 2000 among State
             Automobile Mutual Insurance Company, State Auto Financial
             Corporation, State Auto Property and Casualty Insurance
             Company, State Auto National Insurance Company, Milbank
             Insurance Company, State Auto Insurance Company, Stateco
             Financial Services, Inc., Strategic Insurance Software,
             Inc. and 518 Property Management and Leasing, LLC

10(AA)       First Amendment to the June 1, 1999 Credit Agreement        Included herein
             dated Nov. 1, 1999 between State Auto Financial
             Corporation and State Automobile Mutual Insurance
             Company

 21          List of Subsidiaries of State Auto Financial Corporation    Included herein

 23          Consent of Independent Auditors                             Included herein

24(A)        Powers of Attorney - William J. Lhota, Urlin G. Harris,     Form 10-Q for the period ended June 30,
             Jr., Robert J. Murchake, Paul W. Huesman, George R.         1997 (see Exhibit 24(C) therein)
             Manser, David L. Bickelhaupt, and David J. D'Antoni

24(B)        Power of Attorney - John R. Lowther                         Form 10-Q for the period ended March
                                                                         31, 1998 (see Exhibit 24(D) therein)

24(C)        Power of Attorney - Robert H. Moone                         Form 10-K Annual Report for the year
                                                                         ended December 31, 1998 (see Exhibit
                                                                         24(E) therein)

27           Financial Data Schedule                                     Included herein

                                   Item 14(d)

                         Financial Statement Schedules

                               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                              SCHEDULE I(a) - SUMMARY OF INVESTMENTS - OTHER THAN
                                        INVESTMENTS IN RELATED PARTIES
                                               DECEMBER 31, 1999

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
                                                                              (in thousands)

Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                         $36,940            $36,805            $36,940
    States, municipalities and
      political subdivisions                                        7,041              7,246              7,041
                                                          ----------------   ----------------    ---------------
          Total fixed maturities - held to maturity               $43,981            $44,051            $43,981
                                                          ================   ================    ===============

                              SCHEDULE I(b) - SUMMARY OF INVESTMENTS - OTHER THAN
                                        INVESTMENTS IN RELATED PARTIES
                                               DECEMBER 31, 1999

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
                                                                            (in thousands)

Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                         $97,314            $95,642            $95,642
    States, municipalities and
      political subdivisions                                      439,241            424,793            424,793
    Public utilities                                                4,091              3,820              3,820
    All other corporate bonds                                       3,405              3,551              3,551
                                                          ----------------   ----------------    ---------------
          Total fixed maturities                                 $544,051           $527,806           $527,806
                                                          ----------------   ----------------    ---------------

Equity securities:
    Public utilities                                                1,923              2,647              2,647
    Banks, trust and insurance companies                            4,948              5,336              5,336
    Industrial, miscellaneous and all
      other                                                        32,432             47,535             47,535
                                                          ----------------   ----------------    ---------------
          Total equity securities                                  39,303             55,518             55,518
                                                          ----------------   ----------------    ---------------

          Total investments - available for sale                 $583,354           $583,324           $583,324
                                                          ================   ================    ===============




                                          STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                      CONDENSED BALANCE SHEETS

                                                                                              December 31
                                                                                   -----------------------------------
                                     ASSETS                                             1999               1998
                                                                                        ----               ----
                                                                                         (dollars in thousands)

Investments in common stock of subsidiaries
  (equity method)                                                                        $360,974            $329,104
Surplus note receivable                                                                        --               9,000
Cash                                                                                          650               1,220
Real estate                                                                                   444                 461
Other assets                                                                                  578                 759
Federal income tax benefit                                                                  1,034                 647
                                                                                   ---------------    ----------------

     Total assets                                                                        $363,680            $341,191
                                                                                   ===============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to affiliate                                                                 $45,500                   -
Due to affiliates                                                                             167                 122
Accrued expenses                                                                              325                 245
                                                                                   ---------------    ----------------

     Total liabilities                                                                     45,992                 367

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
   par value.  Authorized 2,500,000 shares;
   none issued                                                                                 --                  --
Class B Preferred stock, without par value.
   Authorized 2,500,000 shares; none issued                                                    --                  --
Common stock, without par value.  Authorized
   100,000,000 shares; 42,355,438 and 42,039,892 shares
   issued, respectively, at stated value of $2.50 per share                               105,888             105,100
Less 4,304,342 and 13,212 treasury shares, respectively, at cost                          (46,588)               (167)
Additional paid-in capital                                                                 42,562              41,539
Accumulated other comprehensive income                                                        211              20,276
Retained earnings                                                                         215,614             174,076
                                                                                   ---------------    ----------------

     Total stockholders' equity                                                           317,687             340,824
                                                                                   ---------------    ----------------

     Total liabilities and stockholders' equity                                          $363,680            $341,191
                                                                                   ===============    ================

                              STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                  CONTINUED
                                       CONDENSED STATEMENTS OF INCOME

                                                                               Year ended December 31
                                                                 ---------------------------------------------------
                                                                      1999              1998             1997
                                                                      ----              ----             ----
                                                                                  (in thousands)


Investment income                                                           $249             $326               $68
Rental income                                                                 37               33                27
Net realized gains on investments                                              1                2                --

                                                                 ----------------  ---------------  ----------------
       Total revenue                                                         287              361                95
                                                                 ----------------  ---------------  ----------------

Interest expense to affiliate                                                955               --                --
Total operating expenses                                                   1,176            1,456             1,215
                                                                 ----------------  ---------------  ----------------

  Loss before federal income taxes                                        (1,844)          (1,095)           (1,120)

Federal income tax benefit                                                  (645)            (394)             (378)

                                                                 ---------------------------------------------------
  Net loss before equity in undistributed
     net earnings of subsidiaries                                         (1,199)            (701)             (742)

Equity in undistributed net earnings of subsidiaries                      44,015           38,198            41,740

                                                                 ----------------  ---------------  ----------------
       Net Income                                                        $42,816          $37,497           $40,998
                                                                 ================  ===============  ================



                                          STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                              CONTINUED
                                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                   ---------------------------------------------------
                                                                         1999              1998              1997
                                                                         ----              ----              ----
                                                                                       (in thousands)


Cash flows from operating activities:
  Net income                                                            $42,758           $37,497           $40,998
                                                                       --------          --------          --------
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Depreciation and amortization, net                                       160                17                16
   Equity in undistributed earnings of subsidiaries                     (43,957)          (38,198)          (41,740)
  Changes in operating assets and liabilities:
    Change in accrued expenses and due to affiliates                        125                58                36
    Change in other assets                                                  185              (505)               60
    Change in federal income taxes                                         (387)              305              (492)
                                                                       --------          --------          --------

      Net cash used in operating activities                              (1,116)             (826)           (1,122)
                                                                       --------          --------          --------

Cash flows from investing activities:
  Capitalization of subsidiary                                          (12,030)             --                --
  Dividends received from subsidiaries                                   12,663             9,004             1,250
  Purchase of surplus notes receivable                                     --              (9,000)             --
  Additions to real estate                                                   (1)              (20)             (769)


                                                                       --------          --------          --------
      Net cash (used in) provided by investing activities                   632               (16)              481
                                                                       --------          --------          --------

Cash flows from financing activities:
  Proceeds from issuance of debt to affiliate                            45,500              --                --
  Net proceeds from sale of common stock                                  1,928             1,780             2,470
  Payments to acquire treasury stock                                    (46,199)             --                --
  Payment of dividends                                                   (1,315)           (1,219)           (1,059)
                                                                       --------          --------          --------
      Net cash provided by (used in) financing activities                   (86)              561             1,411
                                                                       --------          --------          --------

      Net increase (decrease) in cash and invested cash                    (570)             (281)              770
                                                                       --------          --------          --------
Cash and cash equivalents at beginning of year                            1,220             1,501               731
                                                                       --------          --------          --------
Cash and cash equivalents at end of year                                   $650            $1,220            $1,501
                                                                       ========          ========          ========

Supplemental Disclosures:
-------------------------
  Federal income taxes received                                           ($517)            ($902)            ($401)
                                                                       ========          ========          ========
  Noncash investing activity:
     Capitalization of subsidiary                                          --                --                $738
                                                                       ========          ========          ========


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED

NOTE A - BASIS OF PRESENTATION

In the parent company-only financial statements, State Auto Financial Corporation's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries and net unrealized gains and losses on investments. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

Note B - STOCK REPURCHASE PLAN

In May 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999 all 4.0 million shares have been repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million, at an interest rate of 6.0%. Repayment of principal shall begin no later than 2001.

                                                 STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                                SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                  (in thousands)


                        Column A                      Column B          Column C        Column D       Column E          Column F
                        --------                      --------          --------        --------       --------          --------

                                                                      Future policy                  Other policy
                                                                     benefits, losses,                claims and
                                                  Deferred policy      claims and       Unearned       benefits           Premium
                         Segment                  acquisition cost    loss expenses     premiums        payable           revenue
                         -------                  ----------------    -------------     --------        -------           -------

Year ended December 31, 1999
  Standard insurance segment                           $27,877         $217,149         $145,462           --           $361,175
  Nonstandard insurance segment                          1,059           15,340            8,108           --             30,883
                                                      --------         --------         --------      ---------         --------
  Total                                                 28,936          232,489          153,570           --            392,058
                                                      ========         ========         ========      =========         ========

Year ended December 31, 1998
  Standard insurance segment                           $23,619         $206,910         $134,403           --           $330,709
  Nonstandard insurance segment                          1,180           10,540            9,678           --             25,501
                                                      --------         --------         --------      ---------         --------
  Total                                                 24,799          217,450          144,081           --            356,210
                                                      ========         ========         ========      =========         ========

Year ended December 31, 1997
  Standard insurance segment                                                                                             298,626
  Nonstandard insurance segment                                                                                           21,424
                                                                                                                        --------
  Total                                                                                                                  320,050
                                                                                                                        ========

                                                      Column G          Column H        Column I       Column J          Column K
                                                      --------          --------        --------       --------          --------

                                                                                      Amortization
                                                                     Benefits,claims, of deferred
                                                                       losses and        policy
                                                   Net investment      settlement     acquisition   Other operating     Premiums
                                                       income           expenses         costs         expenses          written
                                                       ------           --------         -----         --------          -------

Year ended December 31, 1999
  Standard insurance segment                          $29,060          $242,409         $86,609        $16,716          $359,084
  Nonstandard insurance segment                         1,839            22,219           5,832          1,866            29,416
  Investment management services                          272              --              --             --                 --
  All other                                               268              --              --             --                 --
  Corporate                                               249              --              --              749               --
  Reclassification adjustments in consolidation         2,574              --              --             --                 --
                                                      -------          --------         -------       --------          --------
  Total                                                34,262           264,628          92,441         19,331           388,500
                                                      =======          ========         =======       ========          ========

Year ended December 31, 1998
  Standard insurance segment                          $27,710          $223,311         $80,766        $17,124          $332,975
  Nonstandard insurance segment                         1,383            18,983           4,448          1,208            25,292
  Investment management services                          292              --              --             --                --
  All other                                               432              --              --             --                --
  Corporate                                               326              --              --              678              --
  Reclassification adjustments in consolidation         2,363              --              --             --                --
                                                      -------          --------         -------       --------          --------
  Total                                                32,506           242,294          85,214         19,010           358,267
                                                      =======          ========         =======       ========          ========

Year ended December 31, 1997
  Standard insurance segment                           26,984           191,228          72,029         17,395           302,931
  Nonstandard insurance segment                         1,315            17,006           4,813           (666)           23,389
  Investment management services                          598              --              --             --                --
  All other                                                62              --              --             --                --
  Corporate                                                41              --              --              780              --
  Reclassification adjustments in consolidation         2,107              --              --             --                --
                                                      -------          --------         -------       --------          --------
  Total                                                31,107           208,234          76,842         17,509           326,320
                                                      =======          ========         =======       ========          ========





                                         STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                                     SCHEDULE IV - REINSURANCE
                                           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                (in thousands, except percentages)

                  Column A               Column B              Column C                    Column D            Column E    Column F
                  --------               --------              --------                    --------            --------    --------

                                                                                                                          Percentage
                                                       Ceded to                   Assumed from                             of amount
                                                        Outside      Affiliated      Outside     Affiliated                assumed
                                       Gross Amount    Companies    Companies(1)    Companies   Companies(1)  Net Amount   to net(2)
                                       ------------    ---------    ------------    ---------   ------------  ----------   ---------

Year ended 12-31-99
   property-casualty earned premiums     $429,577       $ 13,698      $395,698       $ 10,822    $361,055      $392,058      2.8%

Year ended 12-31-98
   property-casualty earned premiums     $384,869       $ 17,026      $356,638       $ 14,386    $330,619      $356,210      4.0%

Year ended 12-31-97
   property-casualty earned premiums     $366,451       $ 17,560      $342,309       $ 14,917    $298,551      $320,050      4.7%

--------------
(1)  These columns include the effect of intercompany pooling.
(2)  Calculated as earned premiums assumed from outside companies to net amount.