Form 10-Q
period 2000-03-31
STATE AUTO FINANCIAL CORP
filed 2000-05-12
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended             March 31, 2000
                               ------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from _______________ to _______________

                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                       31-1324304
----------------------------                     ------------------
(State or other jurisdiction                      (I.R.S. Employer
    of incorporation)                            Identification No.)


518 East Broad Street, Columbus, Ohio                    43215-3976
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
                                      (X) Yes     ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common shares, without par value                        38,378,504
--------------------------------                  -----------------------
         (CLASS)                                  (OUTSTANDING ON 5/10/00)

                                     INDEX

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets - March 31, 2000 and
                 December 31, 1999

            Condensed consolidated statements of income -
                 Three months ended March 31, 2000 and 1999

            Condensed consolidated statements of cash flows
                 - Three months ended March 31, 2000 and 1999

            Notes to condensed consolidated financial statements -
                 March 31, 2000

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

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands, except share data)
                                              (unaudited)

                                                                              March 31    December 31
ASSETS                                                                          2000          1999
                                                                              --------    -----------
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $43,086 and $44,051 respectively)                         $ 42,975      $ 43,981
   Available for sale, at fair value
        (amortized cost $564,244 and $544,051, respectively)                   555,947       527,806
Equity securities, at fair value (cost $37,829 and $39,303, respectively)       51,337        55,518

                                                                              --------      --------
          Total investments                                                    650,259       627,305

Cash and cash equivalents                                                       57,039        24,560
Deferred policy acquisition costs                                               30,346        28,936
Accrued investment income and other assets                                      18,078        17,977
Due from affiliate                                                               6,147            --
Net prepaid pension expense                                                     34,667        18,931
Reinsurance receivable                                                           9,965        10,807
Prepaid reinsurance premiums                                                     8,712        15,784
Property and equipment, net                                                     11,151        11,288
Deferred federal income taxes                                                    6,892         1,828
Goodwill                                                                         2,464         2,529

                                                                              --------      --------
          Total assets                                                        $835,720      $759,945
                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                              $239,461      $232,489
Unearned premiums                                                              149,612       153,570
Note payable to affiliate                                                       45,500        45,500
Current federal income taxes                                                    12,282         1,322
Due to affiliates                                                                   --         5,336
Postretirement health care benefits                                             52,874         2,498
Other liabilities                                                                1,467         1,543

                                                                              --------      --------
          Total liabilities                                                    501,196       442,258
                                                                              --------      --------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
   42,403,260 and 42,355,438 shares issued, respectively, at stated
  value of $2.50 per share                                                     106,008       105,888
Less 4,034,342, at cost                                                        (46,588)      (46,588)
Additional paid-in capital                                                      42,507        42,562
Accumulated comprehensive income                                                 3,554           156
Retained earnings                                                              229,043       215,669

                                                                              --------      --------
          Stockholders' equity                                                 334,524       317,687

                                                                              --------      --------
          Total liabilities and stockholders' equity                          $835,720      $759,945
                                                                              ========      ========

See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2000 and 1999
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                   2000         1999
                                                   ----         ----
Earned premiums                                  $ 98,811     $ 98,477
Net investment income                               9,374        8,451
Management services income                          4,404        2,184
Net realized gains on investments                   3,139        1,054
Other income (includes $399 and $341,
  respectively,  from affiliates)                     733          765

                                                 --------     --------
          Total revenues                          116,461      110,931
                                                 --------     --------

Losses and loss expenses                           64,209       66,492
Acquisition and operating expenses                 30,895       28,210
Interest expense                                      675           --
Other expense                                       2,098        1,568

                                                 --------     --------
          Total expenses                           97,877       96,270
                                                 --------     --------

          Income before federal income taxes       18,584       14,661

Federal income tax expense                          4,901        3,781

                                                 --------     --------
          Net income                             $ 13,683     $ 10,880
                                                 ========     ========

Earnings per share:
     - basic                                     $   0.35     $   0.25
                                                 ========     ========
     - diluted                                   $   0.35     $   0.25
                                                 ========     ========

Dividends paid per common share                  $  0.028     $  0.025
                                                 ========     ========

See accompanying notes to condensed consolidated financial statements.

                         STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months Ended March 31, 2000 and 1999
                                          (in thousands)
                                            (unaudited)
                                                                             2000          1999
                                                                             ----          ----
Cash flows from operating activities:
   Net income                                                              $ 13,683      $ 10,880

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization, net                                        840           704
      Net realized gains on investments                                      (3,139)       (1,054)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                       355          (642)
        Accrued investment income and other assets                             (256)        1,084
        Net prepaid pension expense                                         (15,737)         (481)
        Postretirement health care benefits                                  50,376           492
        Other liabilities and due to/from affiliate, net                    (11,724)        2,674
        Reinsurance receivable and prepaid reinsurance premiums                  65        (2,880)
        Losses and loss expenses payable                                     (5,562)         (768)
        Unearned premiums                                                    (3,958)          221
        Federal income taxes                                                  4,067         1,561
                                                                           --------      --------
                                                                             29,010        11,791
    Cash provided from the change in the reinsurance pool
        participation percentage                                             18,617        11,419

                                                                           --------      --------
          Net cash provided by operating activities                          47,627        23,210
                                                                           --------      --------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                        (56,400)      (73,990)
   Purchase of equity securities                                             (3,199)       (7,495)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                         989         5,283
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                      6,735         8,771
   Sale of fixed maturities - available for sale                             28,926        48,943
   Sale of equity securities                                                  7,955         3,973
   Net cash acquired on acquisiton of Farmers Casualty
      Insurance Company and subsidiary                                           --        11,568
   Net additions of property and equipment                                       --        (1,780)

                                                                           --------      --------
          Net cash used in investing activities                             (14,994)       (4,727)
                                                                           --------      --------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                       177            60
   Payment of dividends                                                        (331)         (324)

                                                                           --------      --------
          Net cash used in financing activities                                (154)         (264)
                                                                           --------      --------

          Net increase in cash and cash equivalents                          32,479        18,219

Cash and cash equivalents at beginning of period                             24,560        32,605

                                                                           --------      --------
Cash and cash equivalents at end of period                                 $ 57,039      $ 50,824
                                                                           ========      ========

Supplemental disclosures:
   Federal income taxes paid                                               $    834      $  2,200
                                                                           ========      ========

See accompanying notes to condensed consolidated financial statements

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 2000, the Pooling Arrangement was amended to make State Auto Insurance Company ("SAIC"), a wholly owned standard insurance subsidiary of State Auto Financial, a participant in the Pooling Arrangement and increase the Pooled Subsidiaries aggregate participation to 53% (State Auto P&C - 39%, Milbank - 10 %, Farmers Casualty - 3% and SAIC - 1%). In conjunction with the change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

State Auto P&C, in addition to its insurance operations, effective January 1, 2000, provides management and operation services under new management agreements for all insurance and non-insurance affiliates. Pursuant to the management and operation services agreements, State Auto P&C will receive cash of approximately $31.8 million equal to the net plan benefit liabilities assumed relating to the transfer to State Auto P&C of all employees from Mutual, Stateco Financial Services, Inc. ("Stateco"), and Strategic Insurance Software, Inc.("S.I.S."), effective January 1, 2000. Stateco and S.I.S. are wholly owned subsidiaries of the Company. Prior to January 1, 2000, State Auto P&C provided executive management services to the Pooled Subsidiaries, Mutual, Midwest Security, National and Mid-Plains. As result of the change in the nature of services provided by State Auto P&C, the management fee charged to insurer affiliates was amended and is based on a percentage of the three year adjusted average surplus of each managed insurer, except for Midwest Security, Farmers Casualty and Mid-Plains whose management fee continues to be based on a percentage of quarterly direct premiums written.

2.   COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                   Three months ended
                                                       March 31
                                                       --------
                                                    2000      1999
                                                    ----      ----
Net income                                         $13,683   $10,880
Unrealized holding gains (losses), net of tax        3,398    (2,407)
                                                   -------   -------
Comprehensive income                               $17,081   $ 8,473
                                                   =======   =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)


The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 2000 and December 31, 1999 include only unrealized holding gains (losses), net of tax.

3.   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                              Three months ended
                                                   March 31
                                                   --------
                                               2000        1999
                                               ----        ----
  Numerator:

       Net income for basic and diluted
          Earnings per share                 $13,683     $10,880
                                             -------     -------

  Denominator:

        Weighted average shares for
           Basic earnings per share           38,352      42,054

        Effect of dilutive stock options         485         796

       Adjusted weighted average shares
          For diluted earnings per share      38,837      42,850
                                             -------     -------

  Basic earnings per share                   $  0.35     $  0.25
                                             -------     -------
  Diluted earnings per share                 $  0.35     $  0.25
                                             -------     -------


4.   REINSURANCE

     The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                    Three months ended
                                                         March 31
                                                         --------
                                                    2000          1999
                                                    ----          ----
                                                      (in thousands)
      Premiums earned:
               Other insurers and reinsurers       $ 3,006      $ 4,124
               Ceded under Pooling Arrangement      97,568       96,253

      Losses and loss expenses incurred:
               Other insurers and reinsurers       $  (266)     $ 3,250
               Ceded under Pooling Arrangement      62,620       61,398

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

5.   SEGMENT INFORMATION

                                               Three months ended
                                                    March 31
                                                    --------
                                               2000          1999
                                               ----          ----
Revenues from external customers:
   Standard insurance                        $100,559      $ 99,701
   Nonstandard insurance                        7,480         8,392
   Investment management services                 839           865
   Management and operations services           3,659            --
   All other                                      775           874
                                             --------      --------
Total revenues from external customers       $113,312      $109,832
                                             ========      ========

Intersegment revenues:
   Standard insurance                        $     41      $     30
   Investment management services               1,076           646
   Management and operations services             686            --
   All other                                      399           340
                                             --------      --------
Total intersegment revenues                  $  2,202      $  1,016
                                             ========      ========

Segment profit (loss):
   Standard insurance                        $ 10,260      $ 12,263
   Nonstandard insurance                          133          (218)
   Investment management services               1,327         1,310
   Management and operations services           4,571            --
   All other                                      239           547
                                             --------      --------
Total segment profit                           16,530        13,902

Reconciling items:
  Corporate expenses                           (1,085)         (254)
  Net realized gains                            3,139         1,054

  Miscellaneous adjustments                        --           (41)
                                             --------      --------
Total consolidated income before federal
income taxes                                 $ 18,584      $ 14,661
                                             ========      ========

Segment assets:
   Standard insurance                        $ 745,804     $677,531
   Nonstandard insurance                        44,560       47,350
   Investment management services                6,861        7,277
   Management and operations services           39,403           --
   All other                                    14,420       16,217
                                             ---------     --------
Total segment assets                         $ 851,048     $748,375
                                             =========     ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

The Company has four reportable segments: standard insurance, nonstandard insurance, investment management services and effective January 1, 2000, management and operations services. As noted in footnote 1 - Basis of Presentation, the Company began providing management and operation services through its wholly-owned subsidiary State Auto P&C.


6.   RECLASSIFICATIONS

Certain items in the 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 presentation.

               STATE AUTO FINANCIAL CORPORATION AND SUBISIDIAIRES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Income before federal income taxes increased $3.9 million to $18.6 million for the quarter ended March 31, 2000 from the same 1999 period. Contributing to this increase in income was a decrease in the level of catastrophe losses compared to the same time period in 1999, an amendment to the Company's Pooling Arrangement and a change in the management services provided by State Auto P&C.

Effective January 1, 2000 the Company amended its quota share reinsurance pooling arrangement (the "Pooling Arrangement") with State Automobile Mutual Insurance Company ("Mutual"), a majority shareholder of the Company. During 1999, the Company's standard insurance subsidiaries, State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank") and Farmers Casualty Insurance Company ("Farmers Casualty") (the "Pooled Subsidiaries") participated in the Pooling Arrangement with Mutual and Midwest Security Insurance Company ("Midwest Security"), a wholly owned subsidiary of Mutual, whereby the aggregate pooling participation percentage of the Pooled Subsidiaries was 50% (State Auto P&C - 37%, Milbank - 10% and Farmers Casualty - 3%). Effective January 1, 2000, the Pooling Arrangement was amended to make State Auto Insurance Company ("SAIC"), a wholly owned standard insurance subsidiary of State Auto Financial, a participant in the Pooling Arrangement and increase the Pooled Subsidiaries aggregate participation to 53% (State Auto P&C
- 39%, Milbank - 10 %, Farmers Casualty - 3% and SAIC - 1%). In conjunction with the change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

State Auto P&C, in addition to its insurance operations, effective January 1, 2000, provides management and operation services under new management agreements for all insurance and non-insurance affiliates. Pursuant to the management and operation services agreements, State Auto P&C will receive cash of approximately $31.8 million equal to the net plan benefit liabilities assumed relating to the transfer to State Auto P&C of all employees from Mutual, Stateco Financial Services, Inc. ("Stateco"), and Strategic Insurance Software, Inc.("S.I.S."), effective January 1, 2000. Stateco and S.I.S. are wholly owned subsidiaries of the Company. Prior to January 1, 2000, State Auto P&C provided executive management services to the Pooled Subsidiaries, Mutual, Midwest Security, State Auto National Insurance, a wholly owned subsidiary of State Auto Financial and Mid-Plains Insurance Company ("Mid-Plains"), a wholly owned subsidiary of Farmers Casualty. As result of the change in the nature of services provided by State Auto P&C, the management fee charged to insurer affiliates was amended and is based on a percentage of the three year adjusted average surplus of each managed insurer, except for Midwest Security, Farmers Casualty and Mid-Plains whose management fee continues to be based on a percentage of quarterly direct premiums written.

Consolidated earned premiums during the quarter ended March 31, 2000, increased $334,000 (0.3%) to $98.8 million from the same 1999 period. This increase was principally the result of the change in the Pooled Subsidiaries aggregate pooled participation percentage from 50% to 53% (discussed above). This action increased consolidated earned premiums 5.4%. The standard insurance segment's internal growth, as written by the Pooled Companies, excluding the impact of the change in the Pooling Arrangement, decreased consolidated earned premiums by 3.1%. The Company's nonstandard insurance segment's internal growth also decreased consolidated earned premiums by approximately 1.0%. Also negatively impacting the Company's consolidated earned premiums by approximately 1.0%, is a return of premiums to the policyholders in the state of North Carolina as a result of a rate reduction dating back to 1994 that has been mandated by the Insurance Department of this state. In 1994 and 1996 the North Carolina Rate Bureau ("NCRB") filed for an auto rate increase, which was challenged by the North Carolina Insurance Department. The parties agreed to a settlement of the dispute in late March 2000, which resulted in a rate reduction for the 1994 rate filing and the 1996 rate filing being approved as originally filed by the NCRB. Consequently, the Company is required to return approximately $1.1 million in disputed premiums, plus $530,000 in interest. The interest portion of the returned premium has been reflected in the miscellaneous expense line item.

As previously reported, over the course of 1999 the Company's commercial lines book of business began to manifest some deterioration, which prompted management to commence a careful review of its underwriters' adherence to its underwriting guidelines for commercial lines. This action has had a negative impact on earned premiums over the last several quarters. Additionally, the personal lines business continues to be very price competitive though recently there is some evidence an increasing number of companies are reacting to unrelenting underwriting losses by increasing rates. If this persists, it should help with the Company's persistency and sales. The Company's refusal to abandon sound underwriting principles and cost based pricing in the face of irresponsible price competition in the marketplace is reflected in its improved loss ratios. That also means that the Company will most likely not be required to take large rate increases or remove large numbers of "bad" risks from its book of business to achieve an acceptable level of operating returns. The Company continues to develop new products to enhance its product portfolio, it continues to appoint new agents in its operating territories, and it continues to regularly review rates in each line and each state to refine its pricing levels for the markets it believes offer the most profit potential.

Net investment income increased $0.9 million (10.9%) to $9.4 million for the three months ended March 31, 2000 from the same 1999 period. Contributing to these increases was the cash transfers to the Company in conjunction with the change in the Pooling Arrangement and transfer of employees to State Auto P&C as discussed above. The investment yield, based on fixed and equity securities at cost, remained comparable to the same 1999 period at 5.4%.

Management services income increased $2.2 million to $4.4 million for the three months ended March 31, 2000 from the same 1999 period. This increase is largely attributable to the change in the nature of the management services provided by State Auto P&C as discussed above.

Losses and loss expenses, as a percentage of earned premiums, decreased to 65.0% for the three months ended March 31, 2000 from 67.5% for the same 1999 period. The improvement in the GAAP loss ratio is primarily due to an improvement in the level of catastrophe claims in 2000 compared to 1999. Slightly offsetting this improvement was the impact of the North Carolina rate refund, as discussed above.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), increased to 31.3% for the quarter ended March 31, 2000 from 28.6% for the same 1999 period. The increase in the expense ratio can be attributed to an increase in the amount of Quality Performance Bonus earned by employees in the current quarter compared to that earned during the same time period in 1999. Also impacting the expense ratio are fixed costs such as salaries, depreciation and utilities which comprise a larger portion of earned premiums in 2000 than they did in 1999 as a result of the Company's decrease in premium writings.

Interest expense relates to the line of credit agreement State Auto Financial entered into with Mutual during the second quarter of 1999 to assist in the funding of its stock repurchase program.

Other expense increased $0.5 million (33.8%) to $2.1 million from the same 1999 period. This increase is due to the interest the Company must pay on the North Carolina premium rate refunds as discussed above.

The effective Federal tax rate was 26.4% and 25.8% for the three months ending March 31, 2000 and 1999, respectively. Contributing to this increase in the effective rate was an improvement in the underwriting insurance operations over the same 1999 period.

Liquidity and Capital Resources
-------------------------------

As of the end of the first quarter 2000, net cash provided by operating activities increased to $47.6 million from $23.2 million in 1999. This increase is due to the cash transfers in conjunction with change in the Pooling Arrangement and transfer of employees to State Auto P&C as discussed above. Additionally, there was a general increase in cash flows that resulted from the change in pool percentages from previous periods.

Overall, net cash used in investing activities was $14.9 million up from $4.7 million in 1999. This increase in cash used in investing activities was the result of the investment of the cash transferred to the Company from the January 1, 2000 Pooling Arrangement amendment.

Net cash provided by financing activities for the three months ended March 31, 2000 remained comparable to the same period in 1999.

As of March 31, 2000, funds consisting of cash and cash equivalents were $57.0 million versus $50.8 million at March 31, 1999.

Market Risk
-----------

With respect to Market Risk, see the discussion regarding this subject in the Company's December 31, 1999 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 1999 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 1999 Form 10-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, statements relating to the new insurer, State Auto Insurance Company, the state of competition, other company's actions in response to their adverse underwriting results, agent appointment efforts, rate reviews, and sales forecasts. These risks and uncertainties include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rule making promulgation's, class action litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, other types of technical and professional employees, and regulatory or governmental systems breakdowns, and other risks indicated in the Company's filing with the Securities and Exchange Commission, including the Company's Form 10-K for its year ended December 31, 1999.

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


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits


              Exhibit No.                   Description of Exhibits
              -----------                   -----------------------
            Exhibit 10(BB) Second Amendment to the June 1, 1999 Credit Agreement dated December 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company

                  27               Financial data schedules

         b.       Reports on Form 8-K -  None


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          STATE AUTO FINANCIAL CORPORATION


Date: May 12, 2000                        /s/ Steven J. Johnston
                                          -------------------------------------
                                          Steven J. Johnston
                                          Treasurer and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)