Form 10-Q
period 2000-06-30
STATE AUTO FINANCIAL CORP
filed 2000-08-11
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                June 30, 2000
                               -------------------------------------------------

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

                                      (X) Yes                 ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                          38,472,377
--------------------------------                 --------------------------
          (CLASS)                                 (OUTSTANDING ON 08/09/00)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30, 2000 and
                    December 31, 1999

                  Condensed  consolidated  statements  of income - Three  months ended June 30, 2000 and 1999

                  Condensed consolidated statements of income - Six months ended
                    June 30, 2000 and 1999

                  Condensed  consolidated  statements of cash flows - Six months ended June 30, 2000 and 1999

                  Notes to condensed consolidated financial statements -
                    June 30, 2000

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

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                     June 30        December 31
ASSETS                                                                                2000             1999
                                                                                      ----             ----
                                                                                   (unaudited)     (see note 1)
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $41,201 and $44,051 respectively)                                   $ 41,056         $ 43,981
   Available for sale, at fair value
        (amortized cost $613,327 and $544,051, respectively)                             605,995          527,806
Equity securities, at fair value (cost $42,144 and $39,303, respectively)                 55,135           55,518

                                                                                 ---------------- ---------------
          Total investments                                                              702,186          627,305

Cash and cash equivalents                                                                 10,751           24,560
Deferred policy acquisition costs                                                         31,367           28,936
Accrued investment income and other assets                                                18,368           17,977
Due from affiliate                                                                         5,176                -
Net prepaid pension expense                                                               35,765           18,931
Reinsurance receivable                                                                     9,061           10,807
Prepaid reinsurance premiums                                                               9,261           15,784
Property and equipment, net                                                               11,120           11,288
Deferred federal income taxes                                                              6,624            1,828
Goodwill                                                                                   2,400            2,529

                                                                                 ---------------- ---------------
          Total assets                                                                  $842,079         $759,945
                                                                                 ================ ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                        $237,448         $232,489
Unearned premiums                                                                        153,091          153,570
Note payable to affiliate                                                                 45,500           45,500
Current federal income taxes                                                               3,052            1,322
Due to affiliates                                                                              -            5,336
Postretirement health care benefits                                                       53,659            2,498
Other liabilities                                                                          1,502            1,543

                                                                                 ---------------- ---------------
          Total liabilities                                                              494,252          442,258
                                                                                 ---------------- ---------------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
   42,511,194 and 42,355,438 shares issued, respectively, at stated
  value of $2.50 per share                                                               106,278          105,888
Less treasury shares 4,039,649 at cost                                                   (46,651)         (46,588)
Additional paid-in capital                                                                43,185           42,562
Accumulated comprehensive income                                                           3,812              156
Retained earnings                                                                        241,203          215,669

                                                                                 ---------------- ---------------
          Stockholders' equity                                                           347,827          317,687

                                                                                 ---------------- ---------------
          Total liabilities and stockholders' equity                                    $842,079         $759,945
                                                                                 ================ ===============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2000 and 1999
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                          2000           1999
                                                          ----           ----

Earned premiums                                        $  99,477    $  98,853
Net investment income                                      9,624        8,357
Management services income                                 4,394        2,192
Net realized (losses) gains on investments                  (340)         872
Other income (includes $372 and $374,
  respectively,  from affiliates)                            798          912

                                                       ---------    ---------
          Total revenues                                 113,953      111,186
                                                       ---------    ---------

Losses and loss expenses                                  66,195       67,972
Acquisition and operating expenses                        28,812       27,824
Interest expense                                             690           67
Other expense                                              1,744        1,556

                                                       ---------    ---------
          Total expenses                                  97,441       97,419
                                                       ---------    ---------

          Income before federal income taxes              16,512       13,767

Federal income tax expense                                 4,018        3,398

                                                       ---------    ---------
          Net income                                   $  12,494    $  10,369
                                                       =========    =========

Earnings per share:
     - basic                                           $    0.33    $    0.25
                                                       =========    =========
     - diluted                                         $    0.32    $    0.25
                                                       =========    =========

Dividends paid per common share                        $   0.028    $   0.025
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 2000 and 1999
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                           2000         1999
                                                           ----         ----

Earned premiums                                          $198,288     $197,329
Net investment income                                      18,998       16,808
Management services income                                  8,798        4,376
Net realized gains on investments                           2,799        1,926
Other income (includes $771 and $715,
  respectively, from affiliates)                            1,531        1,678

                                                         --------     --------
          Total revenues                                  230,414      222,117
                                                         --------     --------

Losses and loss expenses                                  130,404      134,464
Acquisition and operating expenses                         59,707       56,034
Interest expense                                            1,365           67
Other expense, net                                          3,842        3,124

                                                         --------     --------
          Total expenses                                  195,318      193,689
                                                         --------     --------

          Income before federal income taxes               35,096       28,428

Federal income tax expense                                  8,919        7,179

                                                         --------     --------
          Net income                                     $ 26,177     $ 21,249
                                                         ========     ========

Net earnings per share:
     - basic                                             $   0.68     $   0.50
                                                         ========     ========
     - diluted                                           $   0.67     $   0.50
                                                         ========     ========

Dividends paid per common share                          $  0.055     $  0.050
                                                         ========     ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                            2000              1999
                                                                            ----              ----
Cash flows from operating activities:

   Net income                                                            $  26,177       $  21,249

   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization, net                                     1,707           1,413
      Net realized gains on investments                                     (2,799)         (1,926)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                     (665)         (1,522)
        Accrued investment income and other assets                            (702)            931
        Net prepaid pension expense                                        (16,834)           (961)
        Postretirement health care benefits                                 51,161             517
        Other liabilities and due to/from affiliate, net                   (10,718)         (7,751)
        Reinsurance receivable and prepaid reinsurance premiums                418          (5,309)
        Losses and loss expenses payable                                    (7,575)          3,729
        Unearned premiums                                                     (479)          4,549
        Federal income taxes                                                (5,035)         (2,255)
                                                                         ---------       ---------
                                                                            34,656          12,664
    Cash provided from the change in the reinsurance pool
        participation percentage                                            18,617          11,419

                                                                         ---------       ---------
          Net cash provided by operating activities                         53,273          24,083
                                                                         ---------       ---------

Cash flows from investing activities:

   Purchase of fixed maturities - available for sale                      (119,994)       (119,866)
   Purchase of equity securities                                            (8,224)        (12,269)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                      2,887           8,900
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                    12,133          15,913
   Sale of fixed maturities - available for sale                            37,200          71,701
   Sale of equity securities                                                 8,705           8,394
   Net cash acquired on acquisiton of Farmers Casualty
      Insurance Company and subsidiary                                           -          11,568
   Net additions of property and equipment                                     (83)         (2,839)

                                                                         ---------       ---------
          Net cash used in investing activities                            (67,376)        (18,498)
                                                                         ---------       ---------

Cash flows from financing activities:

   Proceeds from issuance of debt                                                -          16,000
   Payments to acquire treasury stock                                            -         (16,401)
   Net proceeds from sale of common stock                                      959           1,172
   Payment of dividends                                                       (665)           (645)

                                                                         ---------       ---------
          Net cash used in financing activities                                294             126
                                                                         ---------       ---------

          Net (decrease) increase in cash and cash equivalents             (13,809)          5,711

Cash and cash equivalents at beginning of period                            24,560          32,605

                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  10,751       $  38,316
                                                                         =========       =========

Supplemental disclosures:
   Federal income taxes paid                                             $   7,000       $   9,500
                                                                         =========       =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 2000, the Pooling Arrangement was amended to make State Auto Insurance Company ("SAIC"), a wholly owned standard insurance subsidiary of State Auto Financial, a participant in the Pooling Arrangement and increase the Pooled Subsidiaries (as defined below) aggregate participation to 53% (State Auto Property and Casualty Insurance Company ("State Auto P&C") - 39%, Milbank Insurance Company ("Milbank") - 10%, Farmers Casualty Insurance Company ("Farmers Casualty") - 3% and SAIC - 1%) (collectively the "Pooled Subsidiaries"). In conjunction with the change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

State Auto P&C, in addition to its insurance operations, effective January 1, 2000, provides management and operation services under new management agreements for all insurance and non-insurance affiliates. Pursuant to the management and operation services agreements, State Auto P&C received cash of approximately $28.1 million equal to the net plan benefit liabilities assumed relating to the transfer to State Auto P&C of all employees from Mutual, Stateco Financial Services, Inc. ("Stateco"), and Strategic Insurance Software, Inc.("S.I.S."), effective January 1, 2000. Stateco and S.I.S. are wholly owned subsidiaries of the Company. Prior to January 1, 2000, State Auto P&C provided executive management services to the Pooled Subsidiaries, State Automobile Mutual Insurance Company ("Mutual"), Midwest Security Insurance Company ("Midwest Security"), State Auto National Insurance Company ("National") and Mid-Plains Insurance Company ("Mid-Plains"). As a result of the change in the nature of services provided by State Auto P&C, the management fee charged to insurer affiliates was amended and is based on a percentage of the three year adjusted average surplus of each managed insurer, except for Midwest Security, Farmers Casualty and Mid-Plains whose management fee continues to be based on a percentage of quarterly direct premiums written.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:


                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                         2000            1999           2000           1999
                                                         ----            ----           ----           ----

   Net income                                          $ 12,494        $ 10,369        $ 26,177      $ 21,249
   Unrealized holding gains (losses), net of tax            258          (7,758)          3,656       (10,165)
                                                       --------        --------        --------      --------
   Comprehensive income                                $ 12,752        $  2,611        $ 29,833      $ 11,084
                                                       ========        ========        ========      ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 2000 and December 31, 1999 include only unrealized holding gains (losses), net of tax.

3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                           2000            1999           2000           1999
                                                           ----            ----           ----           ----
   Numerator:

       Net income for basic and diluted
           Earnings per share                          $  12,494        $ 10,369        $ 26,177      $ 21,249
                                                       -------------   --------------  ------------  -------------

   Denominator:

       Weighted average shares for
           Basic earnings per share                       38,405          41,642          38,378        41,847

       Effect of dilutive stock options                      639             768             570           781

       Adjusted weighted average shares
           For diluted earnings per share                 39,044          42,410          38,948        42,628
                                                       -------------   --------------  ------------  -------------

   Basic earnings per share                            $  0.33         $  0.25         $  0.68       $  0.50
                                                       -------------   --------------  ------------  -------------
   Diluted earnings per share                          $  0.32         $  0.25         $  0.67       $  0.50
                                                       -------------   --------------  ------------  -------------

4.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:


                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                           2000            1999           2000           1999
                                                           ----            ----           ----           ----
   Premiums earned:
           Other insurers and reinsurers               $   2,617       $   3,312       $   5,623    $    7,436
           Ceded under Pooling Arrangement                99,879          97,461         197,447       193,714

   Losses and loss expenses incurred:

           Other insurers and reinsurers               $     735       $   2,718       $     469    $    5,968
           Ceded under Pooling Arrangement                69,789          70,900         132,409       132,298

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION

                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                           2000            1999           2000           1999
                                                           ----            ----           ----           ----
   Revenues from external customers:
      Standard insurance                                   $101,641          $99,904      $202,200       $199,605
      Nonstandard insurance                                   7,306            8,554        14,786         16,946
      Investment management services                            835              829         1,674          1,694
      Management and operations services                      3,667                -         7,326              -
      All other                                                 841              958         1,616          1,832
                                                       -------------   --------------  ------------  -------------
   Total revenues from external customers                   114,290          110,245       227,602        220,077
                                                       =============   ==============  ============  =============
   Intersegment revenues:
      Standard insurance                                      $  40            $  30         $  81          $  60
      Investment management services                          1,076              644         2,152          1,290
      Management and operations services                        713                -         1,399              -
      All other                                                 456              375           855            715
                                                       -------------   --------------  ------------  -------------
   Total intersegment revenues                                2,285            1,049         4,487          2,065
                                                       =============   ==============  ============  =============
   Segment profit (loss):
      Standard insurance                                    $11,612          $11,398       $21,872        $23,661
      Nonstandard insurance                                     245               30           378          (188)
      Investment management services                          1,312            1,325         2,639          2,635
      Management and operations services                      4,578                -         9,149              -
      All other                                                 176              412           415            959
                                                       -------------   --------------  ------------  -------------
   Total segment profit                                      17,923           13,165        34,453         27,067

   Reconciling items:
      Corporate expenses                                    (1,071)            (261)       (2,156)          (515)
      Net realized gains (losses)                             (340)              872         2,799          1,926
      Miscellaneous adjustments                                   -              (9)             -           (50)
                                                       -------------   --------------  ------------  -------------
   Total consolidated income before
   federal income taxes                                     $16,512          $13,767       $35,096        $28,428
                                                       =============   ==============  ============  =============
   Segment assets:
      Standard insurance                                                                  $741,057       $672,592
      Nonstandard insurance                                                                 44,691         47,137
      Investment management services                                                         7,547          5,864
      Management and operations services                                                    43,981              -
      All other                                                                             14,325         15,387
                                                                                       ------------  -------------
   Total segment assets                                                                   $851,601       $740,980
                                                                                       ============  =============

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

The Company has four reportable segments: standard insurance, nonstandard insurance, investment management services and effective January 1, 2000, management and operations services. As noted in footnote 1 - Basis of Presentation, the Company began providing management and operations services through its wholly-owned subsidiary State Auto P&C.

6.  RECLASSIFICATIONS

Certain items in the 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 presentation.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Income before federal income taxes increased $2.7 million to $16.5 million and $6.7 million to $35.1 million for the three months and six months ended June 30, 2000, respectively, from the same 1999 period. Contributing to these increases was an amendment to the Company's Pooling Arrangement, a change in the management services provided by State Auto P&C and for the six month period a decrease in the level of catastrophe losses compared to the same period in 1999.

Effective January 1, 2000, the Company amended its quota share reinsurance pooling arrangement (the "Pooling Arrangement") with State Automobile Mutual Insurance Company ("Mutual"), a majority shareholder of the Company. During 1999, the Company's standard insurance subsidiaries, State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank") and Farmers Casualty Insurance Company ("Farmers Casualty") (the "Pooled Subsidiaries") participated in the Pooling Arrangement with Mutual and Midwest Security Insurance Company ("Midwest Security"), a wholly owned subsidiary of Mutual, whereby the aggregate pooling participation percentage of the Pooled Subsidiaries was 50% (State Auto P&C - 37%, Milbank - 10% and Farmers Casualty - 3%). Effective January 1, 2000, the Pooling Arrangement was amended to make State Auto Insurance Company ("SAIC"), a wholly owned standard insurance subsidiary of State Auto Financial, a participant in the Pooling Arrangement and increase the Pooled Subsidiaries' aggregate participation to 53% (State Auto
P&C - 39%, Milbank - 10%, Farmers Casualty - 3% and SAIC - 1%). In conjunction with the change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

State Auto P&C, in addition to its insurance operations, effective January 1, 2000, provides management and operations services under new management agreements for insurance and non-insurance affiliates. Pursuant to the management and operation services agreements, State Auto P&C received cash of approximately $28.1 million equal to the net plan benefit liabilities assumed relating to the transfer to State Auto P&C of all employees from Mutual, Stateco Financial Services, Inc. ("Stateco"), and Strategic Insurance Software, Inc. ("S.I.S."), effective January 1, 2000. Stateco and S.I.S. are wholly owned subsidiaries of the Company. Prior to January 1, 2000, State Auto P&C provided executive management services to the Pooled Subsidiaries, Mutual, Midwest Security, State Auto National Insurance Company ("National"), a wholly owned subsidiary of State Auto Financial and Mid-Plains Insurance Company ("Mid-Plains"), a wholly owned subsidiary of Farmers Casualty. As a result of the change in the nature of services provided by State Auto P&C, the management fee charged to insurer affiliates was amended and is based on a percentage of the three year adjusted average surplus of each managed insurer, except for Midwest Security, Farmers Casualty and Mid-Plains whose management fee continues to be based on a percentage of quarterly direct premiums written.

Consolidated earned premiums during the quarter ended June 30, 2000, increased $624,000 (0.6%) to $99.5 million from the same 1999 period. This increase was principally the result of the change in the Pooled Subsidiaries' aggregate pooled participation percentage from 50% to 53% (discussed above). This action increased consolidated earned premiums 5.5%. The standard insurance segment's internal growth, as written by the Pooled Companies, excluding the impact of the change in the Pooling Arrangement, decreased consolidated earned premiums by 3.6%. The Company's nonstandard insurance segment's internal growth also decreased consolidated earned premiums by approximately 1.3%.

Consolidated earned premiums for the six months ended June 30, 2000, increased $959,000 (0.5%) to $198.3 million from the same 1999 period. Increasing consolidated earned premiums by 5.5% was the change in the Pooled
Subsidiaries' aggregate pooled participation percentage (discussed above). Offsetting this increase, was a decrease in the internal growth of the standard insurance segment of 3.4% and of the nonstandard insurance segment of 1.1%. Also negatively impacting the Company's consolidated earned premiums by approximately 0.5%, is a return of premiums to the policyholders in the state of North Carolina as a result of a rate reduction dating back to 1994 that has been mandated by the

Insurance Department of this state. In 1994 and 1996 the North Carolina Rate Bureau ("NCRB") filed for an auto rate increase, which was challenged by the North Carolina Insurance Department. The parties agreed to a settlement of the dispute in late March 2000, which resulted in a rate reduction for the 1994 rate filing and the 1996 rate filing being approved as originally filed by the NCRB. Consequently, the Company is required to return approximately $1.1 million in disputed premiums, plus $530,000 in interest. The interest portion of the returned premium has been reflected in the miscellaneous expense line item.

As previously reported, over the course of 1999 the Company's commercial lines book of business began to manifest some deterioration, which prompted management to commence a careful review of its underwriters' adherence to its underwriting guidelines for commercial lines. This action had a negative impact on earned premiums over the last several quarters. The completion of this re-underwriting effort, coupled with a perceived "hardening" of the commercial market, is resulting in a return to written premium growth in this book of business. Additionally, the personal lines business continues to be very price competitive though recently there is some evidence an increasing number of companies are reacting to unrelenting underwriting losses by increasing rates. If this persists, it should help with the Company's persistency and sales. The Company's refusal to abandon sound underwriting principles and cost based pricing in the face of irresponsible price competition in the marketplace is reflected in its improved loss ratios. That also means that the Company can continue its strategy of taking modest price increases on a regularly scheduled basis. The Company continues to develop new products to enhance its product portfolio, it continues to appoint new agents in its operating territories, and it continues to regularly review rates in each line and each state to refine its pricing levels for the markets it believes offer the most profit potential.

Net investment income increased $1.3 million (15.2%) to $9.6 million and $2.2 million (13.0%) to $19.0 million for the three month and six month periods ending June 30, 2000, respectively, from the same 1999 periods. Contributing to these increases was the cash transfers to the Company in conjunction with the change in the Pooling Arrangement and transfer of employees to State Auto P&C as discussed above. The investment yield, based on fixed and equity securities at cost, increased to 5.5% for both the three month and six month periods ending June 30, 2000, from 5.4% and 5.3% for the same 1999 comparable periods, respectively.

Management services income increased $2.2 million to $4.4 million and $4.4 million to $8.8 million for the three month and six month periods ending June 30, 2000, respectively, from the same 1999 period. These increases are largely attributable to the change in the nature of the management services provided by State Auto P&C as discussed above.

Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), decreased to 66.5% for the three months ended June 30, 2000 from 68.8% for the same 1999 period and for the six months ended June 30, 2000, decreased to 65.8% from 68.1% for the same 1999 period. The decrease in the three month loss ratio was largely the result of the Company experiencing an unusually high number of large commercial claims that impacted the 1999 second quarter operations. See discussion above regarding management's response to the Company's commercial book of business. The six month loss ratio improvement is primarily due to an improvement in the level of catastrophe claims in 2000 compared to 1999. This improvement for the six months was reduced slightly by the impact of the North Carolina rate refund, as discussed above.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), increased to 29.0% for the quarter ended June 30, 2000 from 28.1% for the same 1999 period and for the six months ended June 30, 2000, increased to 30.1% from 28.4% for the same 1999 period. The increase in the expense ratio for both the three month and six month periods can be attributed to an increase in the amount of Quality Performance Bonus earned by employees compared to that earned during the same respective time periods in 1999. Also impacting the expense ratio are fixed costs such as salaries, depreciation and utilities which comprise a larger portion of earned premiums in 2000 than they did in 1999 as a result of the Company's less than anticipated premium writings.

Interest expense relates to the line of credit agreement State Auto Financial entered into with Mutual during the second quarter of 1999 to assist in the funding of its stock repurchase program.

Other expense increased $0.2 million to $1.7 million and $0.7 million to $3.8 million for the three month and six month periods ending June 30, 2000, respectively, from the same 1999 periods. Increasing the six month results was the estimated amount of interest the Company must pay on the North Carolina premium rate refunds as discussed above.

The effective Federal tax rate was 24.3% and 25.4% for the three month and six month periods ending June 30, 2000, respectively, compared to 24.7% and 25.3% for the same 1999 periods, respectively.

Liquidity and Capital Resources
-------------------------------

Through the six months ended June 30, 2000, net cash provided by operating activities increased to $53.3 million from $24.1 million during the same time period in 1999. This increase is due to the cash transfers in conjunction with the change in the Pooling Arrangement and transfer of employees to State Auto P&C as discussed above. Additionally, there was a general increase in cash flows that resulted from the change in pool percentages from previous periods.

Overall, net cash used in investing activities was $67.4 million up from $18.5 million in 1999. This increase in cash used in investing activities was the result of the investment of the cash transferred to the Company from the January 1, 2000 Pooling Arrangement amendment and transfer of employees to State Auto P&C.

Net cash used in financing activities for the six months ended June 30, 2000 remained comparable to the same period in 1999.

As of June 30, 2000, funds consisting of cash and cash equivalents were $10.8 million versus $38.3 million at June 30, 1999.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, statements relating to the new insurer, State Auto Insurance Company, the state of competition, the Company's agent appointment efforts, rate reviews, sales forecasts, loss forecasts, and other Company actions in response to their adverse underwriting results. These risks and uncertainties include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rule making promulgation's, class action litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, other types of technical and professional employees, and regulatory or governmental systems breakdowns, and other risks indicated in the Company's filing with the Securities and Exchange Commission, including the Company's Form 10-K for its year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on Thursday, May 26, 2000. The total shares represented at the meeting were 35,674,062. This constituted 92.68% of the Company's 38,368,918 shares outstanding. At the meeting, the shareholders voted on three resolutions; the first being the election of Urlin G. Harris, Jr., George R. Manser and Richard
K. Smith as Class III Directors, each to hold office until the 2003 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

                                                NUMBER OF VOTES
                                                ---------------
                                   FOR                                 WITHHELD
                                   ---                                 --------

Urlin G. Harris, Jr.            34,430,959                            1,243,103
George R. Manser                34,431,894                            1,242,168
Richard K. Smith                34,436,874                            1,237,188

         On the basis of this vote, Urlin G. Harris, Jr., George R. Manser and Richard K. Smith were elected as Class III Directors to serve until the 2003 annual meeting and until a successor is elected and qualified.

         The second resolution pertained to the approval of the Company's 2000 Stock Option Plan. The Common Shares were voted as follows with respect to such resolution:

        For the Approval        Opposed to the Approval           Abstain
        ----------------        -----------------------           -------

           30,320,383                  2,471,448                   60,467

         On the basis of this vote, the resolution approving the Company's 2000 Stock Option Plan was adopted by the shareholders.

         The third resolution pertained to the approval of the Company's 2000 Directors' Stock Option Plan. The Common Shares were voted as follows with respect to such resolution:

       For the Approval           Opposed to the Approval         Abstain
       ----------------           -----------------------         -------

          32,179,406                       594,106                 78,786

         On the basis of this vote, the resolution approving the Company's 2000 Directors' Stock Option Plan was adopted by the shareholders.

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

                                        STATE AUTO FINANCIAL CORPORATION

Date:  AUGUST 11, 2000                  /s/ Steven J. Johnston
       --------------------             ---------------------------------------
                                        Steven J. Johnston
                                        Treasurer and Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)