Form 10-Q
period 2000-09-30
STATE AUTO FINANCIAL CORP
filed 2000-11-13
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                   September 30, 2000
                              --------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from _______________________ to ______________________

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Ohio                                          31-1324304
----------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)

518 East Broad Street, Columbus, Ohio                             43215-3976
----------------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)

                                         (614) 464-5000
----------------------------------------------------------------------------------------
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        (X) Yes    ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                              38,464,416
--------------------------------                       -------------------------
           (CLASS)                                     (OUTSTANDING ON 11/10/00)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.         Financial Statements (Unaudited)

                   Condensed consolidated balance sheets - September 30 , 2000 and
                        December 31, 1999

                   Condensed consolidated statements of income - Three months ended September 30, 2000 and 1999

                   Condensed consolidated statements of income - Nine months
                        ended September 30, 2000 and 1999

                   Condensed consolidated statements of cash flows - Nine months ended September 30, 2000 and 1999

                   Notes to condensed consolidated financial statements -
                        September 30, 2000

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

   Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                 (dollars in thousands, except share data)

                                                                              September 30      December 31
ASSETS                                                                            2000             1999
                                                                                  ----             ----
                                                                               (unaudited)     (see note 1)

Fixed maturities:
   Held for investment, at amortized cost
        (fair value $40,559 and $44,051 respectively)                              $ 40,096         $ 43,981
   Available for sale, at fair value
        (amortized cost $619,933 and $544,051, respectively)                        616,977          527,806
Equity securities, at fair value (cost $44,397 and $39,303, respectively)            57,787           55,518
                                                                               ------------       ----------
          Total investments                                                         714,860          627,305

Cash and cash equivalents                                                            17,744           24,560
Deferred policy acquisition costs                                                    32,591           28,936
Accrued investment income and other assets                                           18,455           17,977
Due from affiliate                                                                    7,282                -
Net prepaid pension expense                                                          36,862           18,931
Reinsurance receivable                                                                9,100           10,807
Prepaid reinsurance premiums                                                         11,769           15,784
Property and equipment, net                                                          11,159           11,288
Deferred federal income taxes                                                         5,071            1,828
Goodwill                                                                              2,335            2,529
                                                                               ------------       ----------
          Total assets                                                             $867,228         $759,945
                                                                                ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                   $246,753         $232,489
Unearned premiums                                                                   160,406          153,570
Note payable to affiliate                                                            45,500           45,500
Current federal income taxes                                                            193            1,322
Due to affiliates                                                                         -            5,336
Postretirement health care benefits                                                  54,494            2,498
Other liabilities                                                                     1,495            1,543
                                                                               ------------       ----------
          Total liabilities                                                         508,841          442,258
                                                                               ------------       ----------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
   42,515,884 and 42,355,438 shares issued, respectively, at stated
  value of $2.50 per share                                                          106,290          105,888
Less treasury shares (4,046,939 and 4,034,342, respectively) at cost                (46,954)         (46,588)
Additional paid-in capital                                                           43,271           42,562
Accumulated comprehensive income                                                      6,935              156
Retained earnings                                                                   248,845          215,669
                                                                               ------------       ----------
          Stockholders' equity                                                      358,387          317,687
                                                                               ------------       ----------
          Total liabilities and stockholders' equity                               $867,228         $759,945
                                                                               ============       ==========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended September 30, 2000 and 1999
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                   2000             1999
                                                                   ----             ----

Earned premiums                                                     $ 99,604         $ 98,229
Net investment income                                                  9,743            8,566
Management services income                                             4,390            2,182
Net realized gains on investments                                      1,841              734
Other income (includes $395 and $480,
  respectively,  from affiliates)                                        750              749
                                                                ------------     ------------
          Total revenues                                             116,328          110,460
                                                                ------------     ------------

Losses and loss expenses                                              76,500           68,978
Acquisition and operating expenses                                    28,671           28,957
Interest expense                                                         682              351
Other expense                                                          1,344            1,508
                                                                ------------     ------------
          Total expenses                                             107,197           99,794
                                                                ------------     ------------
          Income before federal income taxes                           9,131           10,666

Federal income tax expense                                             1,125            2,134
                                                                ------------     ------------
          Net income                                                $  8,006         $  8,532
                                                                ============     ============
Earnings per share:
     - basic                                                        $   0.21         $   0.22
                                                                ============     ============
     - diluted                                                      $   0.20         $   0.21
                                                                ============     ============
Dividends paid per common share                                     $  0.030         $  0.028
                                                                ============     ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 2000 and 1999
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                   2000             1999
                                                                   ----             ----

Earned premiums                                                     $297,892         $295,558
Net investment income                                                 28,741           25,374
Management services income                                            13,188            6,558
Net realized gains on investments                                      4,640            2,660
Other income (includes $1,166 and $1,195,
  respectively, from affiliates)                                       2,281            2,427
                                                                ------------       ----------
          Total revenues                                             346,742          332,577
                                                                ------------       ----------

Losses and loss expenses                                             206,904          203,442
Acquisition and operating expenses                                    88,378           84,991
Interest expense                                                       2,047              418
Other expense, net                                                     5,186            4,632
                                                                ------------       ----------
          Total expenses                                             302,515          293,483
                                                                ------------       ----------
          Income before federal income taxes                          44,227           39,094

Federal income tax expense                                            10,044            9,313
                                                                ------------       ----------
          Net income                                                $ 34,183         $ 29,781
                                                                ============       ==========
Net earnings per share:
     - basic                                                        $   0.89         $   0.72
                                                                ============       ==========
     - diluted                                                      $   0.87         $   0.71
                                                                ============       ==========

Dividends paid per common share                                     $  0.085         $  0.078
                                                                ============       ==========

See accompanying notes to condensed consolidated financial statements.

            STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2000 and 1999
                             (in thousands)
                               (unaudited)

                                                                               2000             1999
                                                                               ----             ----


Cash flows from operating activities:
   Net income                                                                    $34,183          $29,781

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization, net                                           2,252            2,157
      Net realized gains on investments                                           (4,640)          (2,660)
     Changes in operating assets and liabilities:

        Deferred policy acquisition costs                                         (1,888)          (2,026)
        Accrued investment income and other assets                                  (945)           1,569
        Net prepaid pension expense                                              (17,932)          (1,442)
        Postretirement health care benefits                                       51,996              587
        Other liabilities and due to/from affiliate, net                         (12,831)          (2,718)
        Reinsurance receivable and prepaid reinsurance premiums                   (2,127)          (7,678)
        Losses and loss expenses payable                                           1,730            3,507
        Unearned premiums                                                          6,836            8,223
        Federal income taxes                                                      (7,927)          (3,613)
                                                                              ----------       ----------
                                                                                  48,707           25,687
    Cash provided from the change in the reinsurance pool
        participation percentage                                                  18,617           11,418
                                                                             -----------       ----------
          Net cash provided by operating activities                               67,324           37,105
                                                                             -----------       ----------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                            (143,473)        (180,906)
   Purchase of equity securities                                                 (14,864)         (16,161)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                            3,830           10,595
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                          12,682           18,397
   Sale of fixed maturities - available for sale                                  53,297          103,980
   Sale of equity securities                                                      14,745           12,435
   Net cash acquired on acquisition of Farmers Casualty
      Insurance Company and subsidiary                                                 -           11,568
   Net additions of property and equipment                                          (248)          (3,443)
                                                                             -----------       ----------
          Net cash used in investing activities                                  (74,031)         (43,535)
                                                                             -----------       ----------

Cash flows from financing activities:
   Proceeds from issuance of debt                                                      -           30,000
   Payments to acquire treasury stock                                               (300)         (29,995)
   Net proceeds from sale of common stock                                            920            1,281
   Payment of dividends                                                           (1,029)            (985)
                                                                             -----------       ----------
          Net cash (used in) provided by financing activities                       (109)             301
                                                                             -----------       ----------
          Net decrease in cash and cash equivalents                               (6,816)          (6,129)

Cash and cash equivalents at beginning of period                                  24,560           32,605
                                                                             -----------       ----------
Cash and cash equivalents at end of period                                       $17,744          $26,476
                                                                             ===========       ==========
Supplemental disclosures:
   Federal income taxes paid                                                     $11,111          $12,964
                                                                             ===========       ==========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 2000, the Pooling Arrangement was amended to make State Auto Insurance Company ("SAIC"), a wholly owned standard insurance subsidiary of State Auto Financial, a participant in the Pooling Arrangement and increase the Pooled Subsidiaries (as defined below) aggregate participation to 53% (State Auto Property and Casualty Insurance Company ("State Auto P&C") - 39%, Milbank Insurance Company ("Milbank") - 10 %, Farmers Casualty Insurance Company ("Farmers Casualty") - 3% and SAIC - 1%) (collectively the "Pooled Subsidiaries"). In conjunction with the change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

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

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                            Three months ended             Nine months ended
                                                               September 30                   September 30
                                                               ------------                   ------------
                                                           2000            1999           2000           1999
                                                           ----            ----           ----           ----

   Net income                                          $    8,006      $    8,532      $  34,183     $  29,781
   Unrealized holding gains (losses), net of tax            3,123          (7,528)         6,779       (17,693)
                                                       ----------      ----------      ---------     ---------
   Comprehensive income                                $   11,129      $    1,004      $  40,962     $  12,088
                                                       ==========      ==========      =========     =========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 2000 and December 31, 1999 include only unrealized holding gains (losses), net of tax.

3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                Three months ended             Nine months ended
                                                   September 30                   September 30
                                                   ------------                   ------------
                                                 2000           1999           2000           1999
                                              -------        -------        -------        -------

Numerator:

    Net income for basic and diluted
        Earnings per share                    $ 8,006        $ 8,532        $34,183        $29,781
                                              -------        -------        -------        -------

Denominator:

    Weighted average shares for
        Basic earnings per share               38,460         40,342         38,406         41,340

    Effect of dilutive stock options              784            756            629            773

    Adjusted weighted average shares
        For diluted earnings per share         39,244         41,098         39,035         42,113
                                              -------        -------        -------        -------

Basic earnings per share                      $  0.21        $  0.22        $  0.89        $  0.72
                                              -------        -------        -------        -------
Diluted earnings per share                    $  0.20        $  0.21        $  0.87        $  0.71
                                              -------        -------        -------        -------

4.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                 Three months ended             Nine months ended
                                                    September 30                   September 30
                                                    ------------                   ------------
                                                2000            1999            2000             1999
                                                ----            ----            ----             ----

Premiums earned:
        Other insurers and reinsurers          $  4,732        $  3,143        $ 10,355        $ 10,579
        Ceded under Pooling Arrangement         100,411         101,709         297,858         295,423

Losses and loss expenses incurred:
        Other insurers and reinsurers          $  1,103        $  2,545        $  1,572        $  8,513
        Ceded under Pooling Arrangement          78,682          73,849         211,090         206,147

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements - continued
                               September 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION

                                                  Three months ended                 Nine months ended
                                                     September 30                       September 30
                                                     ------------                       ------------
                                                2000              1999              2000              1999
                                                ----              ----              ----              ----

Revenues from external customers:
   Standard insurance                         $ 101,866         $  99,696         $ 304,066         $ 299,301
   Nonstandard insurance                          7,308             8,284            22,094            25,230
   Investment management services                   841               843             2,515             2,537
   Management and operations services             3,662              --              10,988              --
   All other                                        801               814             2,417             2,646
                                              ---------         ---------         ---------         ---------
Total revenues from external customers          114,478           109,637           342,080           329,714
                                              =========         =========         =========         =========

Intersegment revenues:
   Standard insurance                         $      61         $      30         $     142         $      90
   Investment management services                 1,078               640             3,230             1,930
   Management and operations services               727              --               2,126              --
   All other                                        444               426             1,299             1,141
                                              ---------         ---------         ---------         ---------
Total intersegment revenues                       2,310             1,096             6,797             3,161
                                              =========         =========         =========         =========

Segment profit (loss):
   Standard insurance                         $   1,732         $   7,854         $  23,029         $  31,515
   Nonstandard insurance                            (11)              999               367               811
   Investment management services                 1,336             1,291             3,975             3,926
   Management and operations services             4,575              --              13,724              --
   All other                                        386               180               801             1,139
                                              ---------         ---------         ---------         ---------
Total segment profit                              8,018            10,324            41,896            37,391

Reconciling items:
   Corporate expenses                              (728)             (432)           (2,309)             (947)
   Net realized gains (losses)                    1,841               734             4,640             2,660
   Miscellaneous adjustments                       --                  40              --                 (10)
                                              ---------         ---------         ---------         ---------
Total consolidated income before
federal income taxes                          $   9,131         $  10,666         $  44,227         $  39,094
                                              =========         =========         =========         =========

Segment assets:
   Standard insurance                                                             $ 759,928         $ 702,049
   Nonstandard insurance                                                             46,990            45,568
   Investment management services                                                     6,791             6,028
   Management and operations services                                                50,996              --
   All other                                                                         14,473            14,636
                                                                                  ---------         ---------
Total segment assets                                                              $ 879,178         $ 768,281
                                                                                  =========         =========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements - continued
                               September 30, 2000
                    (in thousands, except per share amounts)
                                   (unaudited)

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

This discussion pertains to the following companies: State Auto Financial Corporation (the "Company") and its wholly owned insurance subsidiaries State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty"), State Auto Insurance Company ("SAIC"); State Automobile Mutual Insurance Company ("Mutual") and its wholly owned subsidiary, Midwest Security Insurance Company ("Midwest"), all of the foregoing of which engage in the standard insurance segment of the Company's operations. The Company's nonstandard segment of operations is conducted through State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains") a wholly owned subsidiary of Farmers Casualty. State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, Mutual and Midwest are collectively referred to below as the "Pooled Companies".

Income before federal income taxes decreased $1.5 million to $9.1 million for the three months ended September 30, 2000 from the same 1999 period. Contributing to this decrease was a relatively small number of severe commercial losses and Midwest storm loss damage. For the nine months ended September 30, 2000, income before federal income taxes increased $5.1 million to $44.2 million from the same 1999 period. Contributing to the nine-month results was a decrease in the level of catastrophe losses compared to the same period in 1999. Also contributing to the current year quarter and year to date operations was an amendment to the Company's Pooling Arrangement and a change in the management services provided by State Auto P&C, both of which were effective as of January 1, 2000. These changes were described in the Management's Discussion and Analysis included with the 10Q for the period ending June 30, 2000, (the "June 30, 2000 MD&A") which is incorporated herein by this reference. Briefly stated, the Pooling Arrangement was changed to give the Pooled Subsidiaries 53% of the premiums and losses written by the Pooled Companies, while under a new Management and Operations Agreement, State Auto P&C employees began to provide management and operations services to all its affiliates under a revised fee structure.

Consolidated earned premiums during the quarter ended September 30, 2000, increased $1.4 million (1.4%) to $99.6 million from the same 1999 period. This increase was principally the result of the change in the Pooled Subsidiaries' aggregate pooled participation percentage from 50% to 53% (referred to above). This action increased consolidated earned premiums 5.5%. The standard insurance segment's internal growth, as written by the Pooled Companies, excluding the impact of the change in the Pooling Arrangement, decreased consolidated earned premiums by 3.1%. The Company's nonstandard insurance segment's internal growth also decreased consolidated earned premiums by approximately 1.0%.

Consolidated earned premiums for the nine months ended September 30, 2000, increased $2.3 million (0.8%) to $297.9 million from the same 1999 period. Increasing consolidated earned premiums by 5.5% was the change in the Pooled Subsidiaries' aggregate pooled participation percentage (discussed above). Offsetting this increase, was a decrease in the internal growth of the standard insurance segment of 3.2% and of the nonstandard insurance segment of 1.1%. Also negatively impacting the Company's consolidated earned premiums by approximately 0.4%, is a return of premiums to the policyholders in the state of North Carolina as a result of a rate reduction dating back to 1994 that has been mandated by the Insurance Department of this state, which was previously described in the June 30, 2000 MD&A incorporated herein.

As previously reported, commercial lines growth prospects seem to be improving generally. Published reports from competitors and our own experience tends to indicate that commercial lines pricing is firming. During third quarter 2000, the Pooled Companies experienced 11.0% growth in its commercial lines direct written premiums. On the other hand, while the personal lines business continues to be very price competitive the Company's rate of decline in internal growth in these lines has slowed somewhat. Some of our competitors seem to be trying to hold the line on personal lines pricing, based on published reports. The Company's steadfastness in its underwriting and pricing postures has been a key factor in the

Company's underwriting results year to date, particularly as compared to other property casualty insurers. The Company intends to continue its strategy of taking modest price increases on a regularly scheduled basis and to preserve its underwriting diligence regarding risk selection, through underwriting audits and other measures. The Company also continues to develop new products to enhance its product portfolio; to appoint new agents in its operating territories; and to regularly review rates in each line and each state to refine its pricing levels for the markets it believes offer the most profit potential.

Net investment income increased $1.2 million (13.7%) to $9.7 million and $3.4 million (13.3%) to $28.7 million for the three month and nine month periods ending September 30, 2000, respectively, from the same 1999 periods. Contributing to these increases was the cash transfers to the Company in conjunction with the change in the Pooling Arrangement and transfer of employees to State Auto P&C referred to above. The investment yield, based on fixed and equity securities at cost, increased to 5.45% for both the three month and nine month periods ending September 30, 2000, from 5.4% for same 1999 comparable periods.

Management services income increased $2.2 million to $4.4 million and $6.6 million to $13.2 million for the three month and nine month periods ending September 30, 2000, respectively, from the same 1999 period. These increases are largely attributable to the change in the nature of the management services provided by State Auto P&C as addressed in the June 30, 2000 MD&A, previously incorporated herein.

Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), increased to 76.8% for the three months ended September 30, 2000 from 70.2% for the same 1999 period and for the nine months ended September 30, 2000, increased to 69.5% from 68.8% for the same 1999 period. The increase in the three and nine month loss ratios was largely the result of the Company experiencing a relatively small number of large unusual commercial claims. Management noted that these large commercial losses did not impact any one line of business or geographic region and does not believe the nature of these claims indicates deterioration in core underwriting operations. See discussion above regarding management's response to its perception of the current underwriting environment.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), decreased to 28.8% for the quarter ended September 30, 2000 from 29.5% for the same 1999 period and for the nine months ended September 30, 2000, increased to 29.7% from 28.8% for the same 1999 period. The decrease in the three month ratio is attributable to an improvement in a number of expense items of the Company and not any one specific item. The increase in the expense ratio for the nine month period can be attributed to an increase in the amount of Quality Performance Bonus earned by employees compared to that earned during the same respective time periods in 1999.

Interest expense relates to the line of credit agreement the Company entered into with Mutual during the second quarter of 1999 to assist in the funding of its stock repurchase program.

Other expense decreased $0.2 million to $1.3 million and increased $0.6 million to $5.2 million for the three month and nine month periods ending September 30, 2000, respectively, from the same 1999 periods. Increasing the nine month results was the estimated amount of interest the Company must pay on the North Carolina premium rate refunds as discussed above.

The effective Federal tax rate was 12.3% and 22.7% for the three month and nine month periods ending September 30, 2000, respectively, compared to 20.0% and 23.8% for the same 1999 periods, respectively. Through 1999, the Company continued its shift of its fixed maturity portfolio into tax exempt securities from 71% at December 31, 1998 to approximately 74% through September 30, 1999. Through September 30, 2000, approximately 78% of the Company's fixed maturity portfolio was invested in tax exempt fixed maturities. The decreases in the three and nine month effective Federal tax rates are primarily a result of tax exempt income comprising a larger proportion of income before federal income taxes in 2000 versus 1999.

Liquidity and Capital Resources
-------------------------------

Through the nine months ended September 30, 2000, net cash provided by operating activities increased to $67.3 million from $37.1 million during the same time period in 1999. This increase is due to the cash transfers in conjunction with the change in the Pooling Arrangement and transfer of employees to State

Auto P&C as noted above. Additionally, there was a general increase in cash flows that resulted from the change in pool percentages from previous periods.

Overall, net cash used in investing activities was $74.0 million up from $43.5 million in 1999. This increase in cash used in investing activities was the result of the investment of the cash transferred to the Company from the January 1, 2000 Pooling Arrangement amendment and transfer of employees to State Auto P&C.

Net cash used in financing activities for the nine months ended September 30, 2000 did not change significantly between the two time periods.

As of September 30, 2000, funds consisting of cash and cash equivalents were $17.7 million versus $26.5 million at September 30, 1999.

During the second quarter 2000, the Company's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a one year period ending December 31, 2001. To date, State Auto Financial has repurchased 25,122 shares.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained herein expressing the beliefs of management and the other statements, which are not historical facts contained in this report, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such statements include, without limitation, those pertaining to the weather related catastrophes impacting the Company's losses, product offerings, statements relating to the new insurer, State Auto Insurance Company, the state of competition, the Company's agent appointment efforts, rate reviews, sales forecasts, loss forecasts, and other companies actions in response to their adverse underwriting results. These risks and uncertainties include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rule making promulgation's, class action litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business, the impact of competitive products and pricing, product development, geographic spread of risk, weather and weather-related events, other types of catastrophic events, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of programmers, other types of technical and professional employees, and regulatory or governmental systems breakdowns, and other risks indicated in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Company's Form 10-K and 10Q reports and the exhibits included therein.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

              Exhibit No.                           Description of Exhibits
              -----------                           -----------------------

                  27                     Financial data schedules

         b.       Reports on Form 8-K:

                  Form 8-K filed on September 28, 2000 incorporating a Press Release dated September 28, 2000 advising the public of losses during the third quarter which would be expected to adversely affect earnings for the quarter.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           STATE AUTO FINANCIAL CORPORATION


Date:  NOVEMBER 13, 2000                   /s/ Steven J. Johnston
       -----------------                   -------------------------------------
                                           Steven J. Johnston
                                           Treasurer and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)