Form 10-K
period 2000-12-31
STATE AUTO FINANCIAL CORP
filed 2001-04-02
CIK 874977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (no fee required)

           For the transition period from ___________ to _____________

Commission File Number 0-19289


                        STATE AUTO FINANCIAL CORPORATION
                        --------------------------------
             (exact name of Registrant as specified in its charter)


            Ohio                                          31-1324304
- ------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

518 East Broad Street, Columbus, Ohio                     43215-3976
- -------------------------------------                     ----------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  (614) 464-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__       No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         On March 16, 2001, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $197,499,763.

         On March 16, 2001, the Registrant had 38,694,461 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 25, 2001, which Proxy Statement will be filed within 120 days of December 31, 2000, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                                     PART I

ITEM 1.  BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

         State Auto Financial Corporation, an Ohio corporation formed April 18, 1990 ("State Auto Financial" or "STFC"), is an insurance holding company headquartered in Columbus, Ohio, which engages, through its subsidiaries, primarily in the property and casualty insurance business. State Auto Financial is approximately 68% owned by State Automobile Mutual Insurance Company, an Ohio property and casualty insurance company formed in 1921 ("Mutual").

         State Auto Financial owns 100% of the outstanding shares of State Auto Property and Casualty Insurance Company, a South Carolina corporation ("State Auto P&C"), Milbank Insurance Company, a South Dakota corporation ("Milbank"), Farmers Casualty Insurance Company, an Iowa corporation ("Farmers Casualty"), State Auto Insurance Company, an Ohio corporation ("SAIC"), and State Auto National Insurance Company, an Ohio corporation ("National"). State Auto P&C, Milbank and Farmers Casualty are regional standard insurers engaged primarily in writing personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation and fire insurance. SAIC provides standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. National writes non-standard personal automobile insurance in 18 states.

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

         On January 1, 1999, Farmers Casualty, an Iowa domiciled standard property casualty insurer writing in Iowa and Kansas, became a wholly owned subsidiary of STFC, following completion of its plan of conversion from a mutual insurer. In August 1998, STFC contributed $9.0 million in capital to Farmers Casualty in the form of a surplus note. On completion of Farmers Casualty's conversion, STFC exchanged the surplus note for all the issued and outstanding shares of Farmers Casualty. Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company ("Mid-Plains"), an Iowa based insurer which principally writes nonstandard auto insurance in Iowa and Kansas.

         In May 1999, SAIC was formed by STFC. It began operations in Ohio upon receiving its Ohio certificate of authority in January 2000. Initially, SAIC writes standard personal lines in Ohio utilizing leading edge technology to the maximum extent feasible.

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

         State Auto P&C, Mutual, Milbank, Midwest Security, Farmers Casualty and SAIC, all of which participate in a pooling arrangement, are collectively referred to hereafter as the "Pooled Companies." See "Pooling Arrangement" in the "Narrative Description of Business." The Pooled Companies, National, and Mid-Plains are collectively referred to as the "State Auto Group."

         At this time, the insurers in the State Auto Group market their insurance products through approximately 14,000 independent insurance agents associated with approximately 2,200 agencies in 26 states. The State Auto Group's insurance products are marketed primarily in the central and eastern part of the United States, excluding New York, New Jersey and the New England States.

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

         Strategic Insurance Software, Inc. ("S.I.S."), an Ohio corporation wholly owned by STFC, develops and sells software for the processing of insurance transactions, management of insurance policy data and electronic interfacing of insurance policy information between insurance companies and agencies. See "Insurance Software Business" in the "Narrative Description of Business."

         518 Property Management and Leasing, LLC ("518 PML"), an Ohio limited liability company, engages in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco. See "Property Leasing Business" in the "Narrative Description of Business."

         State Auto Financial and its subsidiaries, State Auto P&C, Milbank, Farmers Casualty, SAIC, National, Mid-Plains, Stateco, S.I.S., and 518 PML, are collectively referred to as the "Company." IN ANY REFERENCE TO FINANCIAL INFORMATION FOR 1998 AND PRIOR PERIODS, IT IS UNDERSTOOD THAT, UNLESS OTHERWISE STATED, ALL REFERENCES TO THE COMPANY INCLUDE ONLY STATE AUTO P&C, STATECO, MILBANK, NATIONAL, S.I.S. AND 518 PML, AND EXCLUDE FARMERS CASUALTY AND MID-PLAINS WHILE FINANCIAL INFORMATION FOR 1999 EXCLUDES ONLY SAIC.

         Since January 1, 1987, State Auto P&C has participated in a quota share reinsurance pooling arrangement with Mutual. While it has been modified several times since 1987, as of January 1, 1999, the then current pool participants and percentages of participation were State Auto Mutual (49%), State Auto P&C (37%), Milbank (10%), Midwest Security (1%), and Farmers Casualty (3%). As of January 1, 2000, it was further amended adding SAIC as a participant and modifying the pooling percentages as follows: Mutual (46%), State Auto P&C (39%), Milbank (10%), Midwest Security (1%), Farmers Casualty (3%), and SAIC (1%), and those percentages remain in effect. See "Pooling Arrangement" in the "Narrative Description of Business."

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

         Effective January 1, 2000, any individuals providing services to any of the companies in the State Auto Group who were not already employees of State Auto P&C became employees of State Auto P&C. In conjunction with this change, the foregoing management agreements were replaced with a Management and Operations Agreement dated January 1, 2000 (the "2000 Management Agreement"), a 2000 Midwest Management Agreement (as defined below) and a 2000 Farmers Casualty Management Agreement (defined below). See "Management Agreement" in the "Narrative Description of Business."

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

(C) SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Statements contained in this Form 10-K which are not historical in nature may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as "plans," "believes," "expects," "anticipates," "intends," "estimates," or similar expressions. For a discussion of certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected, see Item 7 - Forward-Looking Statements; Certain Factors Affecting Future Results.

(D)      NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY INSURANCE

POOLING ARRANGEMENT

         Since January 1987, State Auto P&C and Mutual have participated in a quota share reinsurance pooling arrangement (the "Pooling Arrangement"). Under the terms of the Pooling Arrangement, State Auto P&C ceded all of its insurance business to Mutual. All of Mutual's property and casualty insurance business was also included in the pooled business. Mutual then ceded a percentage of the pooled business to State Auto P&C and retained the balance. From January 1987 through December 31, 1991, State Auto P&C assumed 20% of the pooled business. Effective January 1, 1992, State Auto P&C increased its percentage of the pool to 30%. Effective January 1, 1995, the Pooling Arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the participation percentages were amended as follows:
Mutual 55%, State Auto P&C 35% and Milbank 10%. Effective January 1, 1998, Midwest Security was added to the Pooling Arrangement and concurrently the participation percentages were amended as follows: Mutual 52%, State Auto P&C 37%, Milbank 10%, and Midwest Security 1%. With the addition of Farmers Casualty to the State Auto Group, it was added to the Pooling Arrangement and concurrently the pooling percentages were also amended as follows: Mutual 49%, State Auto P&C 37%, Milbank 10%, Midwest Security 1% and Farmers Casualty 3%.

         Effective January 1, 2000, the Pooling Arrangement was amended through the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 (the "2000 Pooling Agreements"). The 2000 Pooling Agreement: 1) added SAIC as a party; 2) modified the pooling percentages to: Mutual 46%, State Auto P&C 39%, Milbank 10%, Midwest Security 1%, Farmers Casualty 3% and SAIC 1%; 3) increased the exclusion for the Catastrophe Assumption Agreement written by State Auto P&C from $100.0 million excess of $120.0 million to $135.0 million excess of $120.0 million (see "Reinsurance" in the "Narrative Description of Business"); and 4) excluded voluntary assumed reinsurance from third parties underwritten by Mutual from and after January 1, 2000.

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

         The Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of the Pooled Companies than any one company would experience individually by spreading the risk among each of the participants. Under the terms of the Pooling Arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies on the basis of their participation in the pool. One effect of the Pooling Arrangement is to provide each participant with an identical mix of property and casualty insurance business on a net basis.

         The 2000 Pooling Agreement contains a provision which excludes from the scope of the Pooling Arrangement catastrophic loss claims and loss adjustment expenses incurred by State Auto P&C, Mutual, Milbank, National, Midwest Security, Farmers Casualty, SAIC, and Mid-Plains in the amount of $135.0 million in excess of $120.0 million as well as the premium for such exposures. State Auto P&C has become the reinsurer for each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. Effective November 2000, these limits in the Catastrophe Assumption Agreement were amended to $115.0 million excess of $120.0 million, which layer of reinsurance continues to be excluded from the 2000 Pooling Agreement. See "Reinsurance" in the "Narrative Description of Business."

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

         As mentioned above, as of January 1, 2000, the 2000 Management Agreement (the "2000 Management Agreement") (became effective among State
Auto P&C, Mutual, Milbank, National, SAIC, Stateco, S.I.S. and 518 PML. The 2000 Midwest Management Agreement (the "2000 Midwest Management Agreement") became effective among State Auto P&C, Mutual and Midwest Security, while the 2000 Farmers Casualty Management Agreement (the "2000 Farmers Casualty Management Agreement") became effective among State Auto P&C, Mutual, Farmers Casualty and Mid-Plains. Under these management agreements, every person providing services to the Company, Mutual and Midwest Security is specifically designated an employee of State Auto P&C. Under these management agreements, employees of State Auto P&C perform every service required in the management and operation of each party to the agreement. All costs incurred by Mutual with respect to underwriting expenses and loss expenses incurred on behalf of Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty and SAIC are shared through the 2000 Pooling Agreement. See "Pooling Arrangement" in the "Narrative Description of Business". For those insurers not party to the 2000 Pooling Agreement, National and Mid-Plains, expenses directly attributable to a particular company continue to be charged to that company and expenses of personnel who are not dedicated entirely to work for a particular company are allocated among the companies based on an estimate of time devoted by such personnel to each company for which services are rendered. Each party to the 2000 Management Agreement pays State Auto P&C a quarterly fee equal to 4% of the three year average of the Managed Companies' surplus (less other Managed Companies). Under the 2000 Midwest Management Agreement, Midwest Security pays State Auto P&C a fee equal to 0.75% of its direct written premium of Midwest Security and Farmers Casualty and Mid-Plains pay 0.75% of direct written premium under the 2000 Farmers Casualty Agreement. The 2000 Management Agreement imposes a performance standard which could result in State Auto P&C not being entitled to the fee for a particular quarter if a managed company's performance does not meet the performance standard incorporated in the agreement. In 2000, the managed companies paid a management fee of $19.0 million to State Auto P&C.

         The Ohio Department of Insurance (the "Department") has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department that justifies the apportionment of the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement under the accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses ("SSAP No. 70"). The Company believes its accounting for such service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by Company.

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

         Each of the 2000 Management Agreement, the 2000 Midwest Management Agreement and the 2000 Farmers Casualty Management Agreement has a ten-year term ending December 31, 2009, and automatically renews for an additional ten-year term unless sooner terminated in accordance with its terms. The 2000 Management Agreement may also be terminated by any of the managed companies upon events constituting a change of control or potential change of control (as defined in the 2000 Management Agreement) of the Company, upon agreement between a managed company and State Auto P&C and, the agreement is terminated automatically with respect to a party if it is subject to insolvency proceedings. If the 2000 Management Agreement is terminated for any reason, the Company would have to locate facilities to continue its operations.

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

         The insurance businesses of National and Mid-Plains, are not included in the Pooling Arrangement. Except for reinsurance arrangements between each of these companies and Mutual, 100% of each Company's business remains in the Company. Both National's and Mid-Plains' products are personal lines auto insurance products written for non-standard risks, with less restrictive underwriting criteria and higher rates than those applicable to standard risks.

         The Company uses computer-based underwriting procedures for its personal lines business. Under such procedures, applications for such business may be accepted or rejected based upon established underwriting guidelines. Applications that do not meet guidelines for automated acceptance are referred to personal lines specialists who review the applications and assess exposure. During the underwriting process, risks are also reviewed to determine whether or not they are acceptable as submitted by the independent agents as preferred, standard or non-standard risks. While personal lines specialists have underwriting and sales responsibilities, the Company has begun experimenting with a new sales effort in personal lines. It has created a position called Personal Lines Sales Specialist, whose primary responsibilities are to have regular personal contact with a group of agencies for the purpose of making those agencies more aware of the Company's personal lines product portfolio.

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

                                                                      Year Ended December 31(1)
                                                              -----------------------------------------
                                                              2000             1999              1998
                                                              ----             ----              ----
        Loss ratios:
        Automobile......................................      66.7%            65.2%             65.7%
             Homeowners and Farmowners..................      78.8%            75.3%             86.0%
             Commercial multi-peril.....................      63.0%            69.9%             57.1%
             Workers' compensation......................      65.2%            41.1%             51.1%
             Fire and allied lines......................      58.8%            89.2%             81.8%
             Other commercial liability.................      80.7%            61.4%             61.2%
             Other personal lines.......................      34.6%            36.3%             32.3%
             Other commercial lines.....................       9.7%            28.4%             20.0%
                                                              ----             ----              ----
        Total loss ratio................................      67.6%            67.0%             67.9%
        Expense ratio...................................      27.1%            29.5%             29.8%
                                                              ----             ----              ----
        Combined ratio..................................      94.7%            96.5%             97.7%
                                                              ====             ====              ====

- ------------------

(1) This reflects a combination of the loss ratios of State Auto P&C, Milbank, Farmers Casualty and SAIC after giving effect to reinsurance and the 2000 Pooling Agreement, the 99 Pooling Agreement and the Amended and Restated Reinsurance Pooling Agreement effective January 1, 1998 (the "98 Pooling Agreement"), respectively.

- ------------------

NON-STANDARD INSURANCE SEGMENT

         In October 1991, State Auto Financial formed National to write personal automobile insurance for nonstandard risks. National began writing insurance in Ohio in 1992. It is now licensed in 22 states and active in 18, and is scheduled to begin operations in Florida during 2001. In addition to National, as of January 1, 1999, the Company writes nonstandard auto insurance through Mid-Plains. Mid-Plains operates in Kansas and Iowa. The Company currently does not contemplate combining the operations of Mid-Plains and National. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because insureds have poor loss experience or a history of late payments of premium. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

         The following table sets forth the statutory loss ratios and combined ratios of National and Mid-Plains, which are engaged in the nonstandard segment of the business.

                                   Year Ended December 31
                          ------------------------------------------
                                2000         1999         1998
                                ----         ----         ----
        Loss Ratio
            Automobile          81.4%        71.7%        75.0%
        Expense Ratio           25.2%        29.9%        25.0%
                               -----        -----        -----
        Combined Ratio         106.6%       101.6%       100.0%
                               =====        =====        =====

MARKETING

         In its 26 states of operation, the State Auto Group markets its products through approximately 14,000 insurance agents associated with approximately 2,200 independent insurance agencies. State Auto Financial's acquisition of Farmers Casualty gave the Company the opportunity to enter its 25th and 26th states of operation effective January 1, 1999, adding approximately 200 agencies and 1,200 agents to market its products. Prior to 1999, Farmers Casualty marketed personal lines only; the Company introduced commercial lines to Farmers Casualty's agents in Kansas during 1999 and Iowa agents during 2000.

         None of the companies in the State Auto Group has any contracts with managing general agencies.

         State Auto National markets non-standard products exclusively through the Company's network of independent agents. As noted above, State Auto National is licensed in 22 states and operates in 18 states in 2000. Mid-Plains markets nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers Casualty in those states. See "Non-Standard Automobile Insurance" in the "Narrative Description of Business."

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

         To strengthen agency commitment to producing profitable business and further develop its agency relationships, the Company's Agent Stock Purchase Plan offers its agents the opportunity to use commission income to purchase the Company's stock. The Company's transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a broker. As of year-end 2000, 278 agencies participated in this agent stock purchase plan.

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

         The Company receives premiums on products marketed in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 2000, the seven states that contributed the greatest percentage of direct premiums written to the State Auto Group were Ohio (21.0%), Kentucky (11.0%), Tennessee (7.0%), South Carolina (6.0%), Pennsylvania (5.0%), North Carolina (5.0%) and Maryland (4.0%).

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

         The Company attempts to minimize claims costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service. The Company's in-house trial counsel operation in Cleveland, Ohio, which represents insureds in third party litigation, continues its operation, having added a fourth attorney in 1998. The Company also has added a third lawyer to the in-house trial counsel's office in Baltimore, Maryland. It has no immediate plans to add in-house trial counsel in any other territories where it operates.

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

         Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the Pooling Arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 2000, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

         The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 2000.

                                                                                   Year Ended December 31
                                                                          --------------------------------------------
                                                                            2000             1999            1998
                                                                          ---------        ---------        ---------
                                                                                     (in thousands)
        Reserve for losses and loss expenses
             At beginning of year (1)                                     $ 221,682        $ 205,034        $ 194,155
                                                                          ---------        ---------        ---------
        Provision for losses and loss
             Expenses occurring:
                 Current year                                               277,805          271,507          255,885
                 Prior years(2)                                              (5,638)          (6,878)         (13,591)
                                                                          ---------        ---------        ---------
                     Total                                                  272,167          264,629          242,294
                                                                          ---------        ---------        ---------
        Loss and loss expense payments
             For claims occurring during:
                 Current year                                               164,620          168,512          157,988
                 Prior years                                                104,871          100,349           86,671
                                                                          ---------        ---------        ---------
                     Total                                                  269,491          268,861          244,659
                                                                          ---------        ---------        ---------
        Impact of acquisition of Farmers Casualty
             and Mid-Plains, 1/1/99                                              --           13,247               --
        Impact of pooling change 1/1/00, 1/1/99 and 1/1/98 (3)               12,295            7,633           13,244
                                                                          ---------        ---------        ---------
        Reserve for losses and loss expenses at end of year (1)           $ 236,653        $ 221,682        $ 205,034
                                                                          =========        =========        =========

- ---------------

(1) This line item is net of reinsurance recoverable on losses and loss expenses payable of approximately, $7,930,000, $10,807,000, and $12,416,000 for the years 2000, 1999, and 1998, respectively.

(2) This line item shows redundancies in the provision for losses and loss expenses attributable to prior years in the amounts of approximately $5,638,000, $6,878,000, and $13,591,000 for the years 2000, 1999, and 1998, respectively. The change in the redundancy over the three year period ending December 31, 2000 has resulted primarily from less favorable development in the long-tail lines such as general liability, commercial auto liability, workers' compensation and no-fault insurance.

(3) This line item represents the increase in loss and loss expense reserves due to the Company's change in pooling participation percentages effective January 1, 2000, 1999 and 1998, respectively.

- ----------------

         The following table sets forth the development of reserves for losses and loss expenses from 1990 through 2000 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

         The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

         The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2000, the Company had paid 70.2% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1991.

         The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1990 reserve has developed a $9.2 million redundancy through December 31, 2000. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

         In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1995, but incurred in 1992, will be included in the cumulative redundancy amount for years 1992, 1993 and 1994. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         Effective January 1, 1992, the pooling percentage was changed whereby State Auto P&C increased its share in the pooled losses and loss expenses from 20% to 30%. This increase is reflected in the 1992 column. Effective January 1, 1995, the pooling percentage was again changed adding Milbank to the pool and increasing State Auto P&C's share in the pooled losses and loss expenses from 30% to 35%. This increase is reflected in the 1995 column. In 1998, 1999 and 2000, the pooling arrangement was amended to increase the Company's share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1992, 1995, 1998, 1999 and 2000 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1992, 1995, 1998, 1999 and 2000 has been netted against and has reduced the cumulative amounts paid for years prior to 1992, 1995, 1998, 1999 and 2000, respectively.

                         [See table on following page.]

                                                                 State Auto Financial Corp.
                                                                   Years Ended December 31
                              ------------------------------------------------------------------------------------------------------
                              1990      1991     1992      1993      1994     1995       1996     1997     1998     1999     2000
                                                                   (Dollars in Thousands)
Net liability for losses
  and loss expenses payable   $65,464  $71,139  $119,044  $123,337  $126,743 $206,327  $199,480  $194,155 $205,034 $221,682 $236,657

Paid (cumulative)
  as of:
   One year later               43.3%    12.2%     41.3%     42.2%      1.5%    38.2%     39.4%     32.7%    35.4%    41.8%      --
   Two years later              46.1%    43.0%     60.9%     41.3%     29.1%    55.4%     54.1%     54.6%    61.6%
   Three years later            62.9%    58.7%     60.6%     55.6%     44.5%    63.3%     65.0%     70.1%
   Four years later             71.8%    58.4%     68.0%     64.5%     51.0%    67.7%     73.2%
   Five years later             72.1%    63.9%     71.9%     67.2%     54.6%    71.9%
   Six years later              75.5%    67.5%     72.5%     69.0%     58.8%
   Seven years later            77.8%    67.7%     73.7%     72.1%
   Eight years later            77.1%    69.0%     75.2%
   Nine years later             77.5%    70.2%
   Ten years later              78.5%


Net liability re-estimate
  as of:
   One year later               95.4%    91.2%     92.7%     93.7%     87.4%    87.0%     91.3%     93.0%    96.6%    97.5%      --
   Two years later              92.1%    87.2%     90.5%     90.0%     77.1%    86.4%     87.3%     92.0%    96.7%
   Three years later            89.7%    85.4%     87.6%     85.0%     77.0%    83.2%     86.7%     91.9%
   Four years later             88.1%    84.5%     85.6%     86.3%     72.9%    81.6%     87.0%
   Five years later             89.7%    82.3%     87.3%     82.8%     70.9%    81.3%
   Six years later              88.4%    86.7%     84.5%     81.6%     70.0%
   Seven years later            93.2%    83.1%     83.0%     80.8%
   Eight years later            89.5%    81.0%     82.0%
   Nine years later             87.2%    79.4%
   Ten years later              85.9%

Cumulative redundancy
  (deficiency)                 $9,239  $14,671   $21,371   $23,701   $38,042  $38,624   $25,919   $15,696   $6,812   $5,638      --

Cumulative redundancy
  (deficiency)                  14.1%    20.6%     18.0%     19.2%     30.0%    18.7%     13.0%      8.1%     3.3%     2.5%      --

Gross* liability -
  end of year                                   $224,771  $245,929  $277,783 $412,553  $410,658  $402,718 $414,268 $438,747
Reinsurance receivable                          $105,727  $122,591  $151,040 $206,226  $211,178  $208,563 $209,234 $217,065
Net liability - end of year                     $119,044  $123,337  $126,743 $206,327  $199,480  $194,155 $205,034 $221,682

Gross liability
  re-estimated - latest                            94.9%     97.4%     92.0%    83.7%     89.3%     92.3%    98.2%    96.0%
Reinsurance receivable
  re-estimated - latest                           109.4%    114.1%    110.4%    86.1%     91.5%     92.7%    99.7%    94.6%
Net liability re-estimated
  - latest                                         82.1%     80.8%     70.0%    81.3%     87.0%     91.9%    96.7%    97.5%


* Gross liability includes: Direct & assumed losses & loss expenses payable.

         The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

                                                        2000           1999           1998
                                                        ----           ----           ----
                                                                 (in thousands)
        GAAP losses and loss
             expenses payable                         $244,583       $232,489       $217,450
        Less:  ceded reinsurance recoverable
             on losses and loss expenses payable         7,930         10,807         12,416
        Add: salvage and subrogation
             Recoverable                                13,402         13,505         12,817
                                                      --------       --------       --------
        STAT losses and loss
             expenses payable                         $250,055       $235,187       $217,851
                                                      ========       ========       ========

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

         State Auto P&C, Mutual, Milbank, Midwest Security, National, Farmers Casualty, Mid-Plains and SAIC combined retain the first $40 million of each occurrence. Eighty ($80) million dollars of traditional reinsurance is available above the $40 million retention with a co-participation of the above named companies of 5%.

         In the event the State Auto Group incurs catastrophe losses in excess of $120.0 million, State Auto Financial has implemented a structured contingent financing transaction with Bank One ("Bank One") to provide up to $115.0 million to be used to cover such catastrophe losses. This arrangement, effective November 17, 2000, replaced the prior structured contingent financing transaction State Auto Financial had with Bank One effective November 19, 1999. Under this arrangement, in the event of such a loss, State Auto Financial would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Bank One and a syndicate of other lenders (the "Lenders"). State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, National, Farmers Casualty, Mid-Plains, and SAIC, pursuant to a Catastrophe Assumption Agreement in the amount of $115.0 million excess of $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. State Auto Financial is obligated to repay SPC (which will repay the Lenders) by redeeming the preferred shares over a six-year period. This layer of $115.0 million in excess of $120.0 million has been excluded from the Pooling Arrangement as well by virtue of the 2000 Pooling Agreement. See "Pooling Arrangement" in the "Narrative Description of Business." In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

         National has a reinsurance agreement with Mutual pursuant to which Mutual assumes all liability losses in excess of National's first $50,000 of retention. Mutual further provides National with an 8.5% quota share within the $50,000 retention on liability coverages and a 20% quota share on physical damage coverages. Mid-Plains also has a reinsurance agreement with Mutual pursuant to which Mutual reinsures Mid-Plains for $450,000 in excess of Mid-Plains' first $50,000 of retention on liability coverages.

REGULATION

         Most states have enacted legislation that regulates insurance holding company systems. Ohio, the domiciliary state of Mutual, National, and SAIC, has adopted legislation regulating the activities of those companies. South Carolina has adopted legislation regulating the activities of State Auto P&C as the South Carolina domiciled member of the holding company system, as have South Dakota and Wisconsin, which are the domiciliary regulators of Milbank and Midwest Security, respectively, and Iowa which regulates Farmers Casualty and Mid-Plains. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, SAIC, National and Mid-Plains at any time, require disclosure of material transactions involving insurer members of the holding company system and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends from State Auto P&C, Milbank, Farmers Casualty, SAIC and National to State Auto Financial. Pursuant to these laws, all transactions within the holding company system affecting Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, SAIC, National or Mid-Plains must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer.

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

         Dividends. State Auto P&C, Milbank, Farmers Casualty, SAIC and National are subject to regulations and restrictions under which payment of non-extraordinary dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities.

         State Auto Financial's insurer subsidiaries are permitted to pay dividends without prior approval from their respective domiciliary insurance departments unless the dividend is an "extraordinary dividend." While the statutes affecting each insurer subsidiary of State Auto Financial have different words, there is a common thread that runs through each state's statute regulating extraordinary dividends. That thread is the basic definition of an extraordinary dividend which is the greater of 10% of the insurer's surplus or net income. In three states, Ohio, South Carolina and South Dakota, there is excluded from the net income of the insurer a distribution of the insurers own securities. In South Carolina, net realized capital gains and losses are excluded from the calculation of annual net income. In South Dakota, annual net income excludes net realized capital gains that exceed 20% of net unrealized capital gains.

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

         Pursuant to these rules, a total of $44.9 million is available for payment to State Auto Financial as a dividend from State Auto P&C, Milbank, Farmers Casualty, SAIC and National during 2001 without prior approval from the South Carolina, South Dakota, Iowa and Ohio Insurance Departments, respectively, under current law.

         Rate and Related Regulation. The Company is not aware of any adverse legislation or regulation that has been adopted by any state where the Company did business during 2000 which would present material obstacles to the Company's overall business.

         In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers' operations, the NAIC has tested insurer's risk-based capital requirements since 1994. As of December 31, 2000, each insurer affiliated with the Company exceeded all standards tested by the formula applying risk-based capital requirements.

         While the insurance industry is regulated by the states, federal financial services reform legislation enacted into law in late 1999 will likely affect the property casualty insurance business. This federal legislation, known as the Gramm Leach Bliley Act, generally permits "financial holding companies" to own insurers. This new law is expected to have an impact on the property casualty industry marketplace, although the nature and extent of the impact is yet uncertain. It could increase the level of competition; it could bring additional capital into the insurance marketplace, which could have a negative impact on product pricing. It also is unclear how insurers owned by "financial holding companies" will be regulated as compared with other insurers. The legislation could have an adverse affect on state regulation, which has its own set of uncertain consequences. This change in the federal law will have ramifications on the Company as well as the insurance business as a whole. The Company is still assessing the impact of this law change on its business. Enhanced privacy regulation is one consequence of Gramm Leach Bliley. Virtually every state has sought to impose additional restrictions on insurers in sharing information among affiliates which could increase the Company's expenses.

         The property and casualty insurance industry is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant's rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer's profitability. They also create pressure on rates charged for coverages adversely affected and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer. The Ohio Supreme Court has issued several decisions expanding the scope of uninsured and underinsured motorists coverage for policies issued in Ohio beyond what the insurance industry expected or intended. Much of this expansion has had retroactive effect. The Company has reviewed these court decisions and determined their impact not to be material to the Company's financial position. It is not possible to anticipate the impact of future decisions affecting this coverage.

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

         The Company's decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company's liquidity requirements at any given time; and
(f) the Company's current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The Company has investment policy guidelines with respect to purchasing fixed income investments which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 5.0% of assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. (See discussion regarding Market Risk included in Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

          Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. Consequently, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregates a portion of its fixed maturity investments for the purpose of providing greater flexibility in the investment portfolio. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held-to-maturity and carried at amortized cost. Fixed maturities that may be sold, thereby providing the Company the flexibility noted above, are categorized as available-for-sale and are carried at fair value. Fixed maturities available-for-sale totaled $653.3, and $527.8 million at December 31, 2000 and 1999, respectively.

         During 1997, the Company began a program to build on the equity portfolio to enhance growth of surplus over the long term. At December 31, 2000 and 1999, respectively, the equity portfolio totaled $58.3 and $55.5 million.

         The table below provides information about the quality of the Company's fixed maturity portfolio:

                             Bond Portfolio Quality

                        Investment Grade Corporates
                            and Municipals               81.9%
                        (Rated AA or better)
                        U.S. Governments                 13.3%

                        U.S. Government Agencies          4.8%

         The following table sets forth the Company's investment results for the periods indicated:

                                                Year Ended December 31
                                          -------------------------------------
                                            2000          1999           1998
                                            ----          ----           ----
                                                     (Dollars in thousands)

          Average invested assets (1)     $712,627      $633,989       $571,152
          Net investment income (2)        $38,915       $34,262        $32,506
          Average yield                       5.5%          5.4%           5.7%

- --------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities at amortized cost, equity securities at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

- --------------

INVESTMENT MANAGEMENT SERVICES

         Stateco has been providing investment management services since 1993. These services are provided to all insurance companies affiliated with the Company or Mutual, including Mutual, Midwest Security, State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains. Stateco has entered into an Investment Management Agreement with each of these entities, pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

INSURANCE PREMIUM FINANCE SERVICES

         Through Stateco, the Company provides insurance premium finance services to certain policyholders of Mutual, State Auto P&C and Milbank. Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. On certain large commercial policies, the premium cost may be difficult for a policyholder to pay in one sum. Stateco makes loans to commercial insurance policyholders for the term of an insurance policy to enable them to pay the insurance premium in installments over the term of the policy, and retains a contractual right to cancel the insurance policy if the loan installment is not paid on a timely basis. Stateco's revenue from its insurance premium finance services is not material to the Company at this time.

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

PROPERTY LEASING BUSINESS

         As noted above, the Company formed 518 PML, an Ohio limited liability company, in December 1997. The members of 518 PML are Stateco and State Auto P&C. Stateco contributed $7.0 million in cash and a parcel of real property located in Goodlettsville, Tennessee, while State Auto P&C contributed real property located in Greer, South Carolina. 518 PML constructed an office building on the real estate in Goodlettsville, which it leased to Mutual commencing in May 1999, for Mutual's Nashville Regional Office facility. 518 PML has leased the Greer property to Mutual to use as its Southern Regional Office facility. In December 2000, 518 PML acquired an office building in West Des Moines, Iowa, that Farmers Casualty had leased for its insurance operations. 518 PML has leased the West Des Moines property to Mutual to use as its Des Moines Regional Office facility. In late 1999, it also began to lease motor vehicles to Mutual for use in its business operations. Revenue from 518 PML is not material to the Company at this time.

COMPETITION

         The property and casualty insurance industry is highly competitive. Price competition has been very intense during recent years. This continued to be true in regards to both commercial lines and personal lines, particularly auto insurance in 2000. Several "national" carriers' active marketing efforts with respect to personal lines auto insurance have had an impact on the market for this coverage. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See "Marketing" in the "Narrative Description of Business." The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

PROPOSED TRANSACTIONS WITH MERIDIAN MUTUAL AND MIGI

         On October 25, 2000, Mutual entered into agreements with Meridian Mutual Insurance Company, an Indiana mutual insurance company ("Meridian Mutual"), and Meridian Insurance Group, Inc., an Indiana corporation ("MIGI"), pursuant to which Meridian Mutual will be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger (the "Mutual Merger"), and MIGI will be acquired by Mutual through the merger of a wholly owned subsidiary of Mutual with and into MIGI (the "MIGI Merger"). The public shareholders of MIGI will receive $30.00 per share in cash in connection with the MIGI Merger. Each merger is conditioned upon the consummation of the other merger, the receipt of all insurance regulatory approvals, and receipt of antitrust clearance. In addition, the MIGI Merger must be approved by the shareholders of MIGI, and the Mutual Merger must be approved by the policyholders of both Meridian Mutual and Mutual and reapproved by the board of directors of each of Meridian Mutual and Mutual. Meridian Mutual and Mutual have each agreed to vote all MIGI common shares owned by them in favor of the MIGI Merger. Together, these two mutual companies own approximately 57% of MIGI's outstanding common shares. It is anticipated that the Mutual Merger and the MIGI Merger will be completed during the first half of 2001.

         Meridian Mutual is the controlling company of the "Meridian Mutual Group," which group consists of the following: (i) Meridian Mutual; (ii) MIGI, a publicly traded corporation which is approximately 48.3% owned by Meridian Mutual; (iii) MIGI's direct and indirect subsidiaries, which are Meridian Security Insurance Company, an Indiana-domiciled insurance company ("Meridian Security"), Meridian Citizens Security Insurance Company, an Indiana-domiciled insurance company ("Meridian Citizens Security"), and Insurance Company of Ohio, an Ohio-domiciled insurance company ("ICO"); and (iv) Meridian Citizens Mutual Insurance Company, an Indiana-domiciled mutual insurance company ("Meridian Citizens Mutual"). As of December 31, 2000, the Meridian Mutual Group had approximately 610 employees. The Meridian Mutual Group markets its insurance products through approximately 8,300 independent insurance agents associated with approximately 1,400 agencies in 18 states. Additionally, these insurance products are marketed directly to consumers in two states. The Meridian Mutual Group's insurance products are marketed primarily in the east, mid, and west-central parts of the United States.

         The following describes certain matters which will occur in the event that the Mutual Merger and the MIGI Merger are consummated:

         o Through the merger of Meridian Mutual with and into Mutual, the insurance business of Meridian Mutual will become part of the pooling arrangement with the other Pooled Companies. See "Pooling Arrangement" in the "Narrative Description of Business" included elsewhere in this Item 1. Meridian Mutual had approximately $252.3 million in total direct written premiums in 2000. The principal lines of business of Meridian Mutual, based upon direct written premiums for the year ended December 31, 2000, were personal and commercial automobile (approximately 54%), commercial multi-peril (approximately 16%), homeowners and farmowners multi-peril (approximately 14%), and workers' compensation (approximately 11%).

         o The independent agency system of the Meridian Mutual Group will become part of the independent agency system of the State Auto Group. See "Marketing" in the "Narrative Description of Business" included elsewhere in this Item 1.

         o As soon as practicable, it is anticipated that all of the employees of the Meridian Mutual Group will become employees of State Auto P&C. Subject to receipt of the regulatory approvals, it is anticipated that MIGI and its insurance subsidiaries and affiliates will enter into agreements with State Auto P&C and Mutual pursuant to which State Auto P&C would perform various functions on behalf of these companies in exchange for a fee and

            Mutual would provide the use of certain facilities and equipment in exchange for the reimbursement of the costs associated with such usage. See "Management Agreement" in the "Narrative Description of Business" included elsewhere in this Item 1.

         o Subject to receipt of regulatory approvals, it is anticipated that MIGI's insurance subsidiaries and affiliates will enter into an investment management agreement with Stateco pursuant to which Stateco would manage the investment portfolios of these companies in exchange for an investment management fee. See "Investment Management Services" in the "Narrative Description of Business" included elsewhere in this Item 1.

         o Subject to receipt of regulatory approvals, it is anticipated that MIGI's insurance subsidiaries and affiliates will become part of the State Auto Group's reinsurance arrangements, including the structured contingent financing arrangements with Bank One. See "Reinsurance" in the "Narrative Description of Business" included elsewhere in this Item 1.

EMPLOYEES

         As of February 27, 2001, the Company had 1,375 employees. Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Name of Executive Officer and                      Principal Occupation(s)              An Executive Officer
    Position(s) with Company          Age          During the Past Five Years           of the Company Since (1)
    -------------------------         ---          --------------------------           ------------------------
Robert H. Moone,                       57    Chairman of the Board of STFC and                    1991
    Chairman, President and                  Mutual, 1/1/01 to present; Chief
    Chief Executive Officer                  Executive Officer of STFC and  Mutual,
                                             5/99 to present; President of STFC
                                             and Mutual, 5/96 to present;
                                             Executive Vice President, 11/93 to
                                             5/96 and prior thereto Vice
                                             President of STFC and Mutual

Mark A. Blackburn,                     49    Senior Vice President of STFC and                    1999
    Senior Vice President                    Mutual, 3/01 to present; Vice President
                                             of STFC and Mutual, 8/99 to 3/01;
                                             Executive Vice President of Grange
                                             Mutual Casualty Insurance Company
                                             4/96 to 4/99; and for more than
                                             five years prior thereto, Vice
                                             President of General Reinsurance
                                             Corporation

Michael F. Dodd,                       63    Senior Vice President of STFC, 5/91 to               1991
    Senior Vice President                    present; Senior Vice President of
                                             Mutual, 2/89 to present

Steven J. Johnston,                    41    Senior Vice President of STFC and                    1994
    Senior Vice President,                   Mutual, 8/99 to present; Treasurer and
    Treasurer and Chief                      Chief Financial Officer of STFC and
    Financial Officer                        Mutual, 4/97 to present; Vice President
                                             of STFC and Mutual, 5/95 to 8/99

John R. Lowther,                       50    Senior Vice President of STFC and                    1991
    Senior Vice President,                   Mutual, 3/01 to present; Secretary and
    Secretary and                            General Counsel of STFC, 5/91 to
    General Counsel                          present and of Mutual 8/89 to present;
                                             Vice President of STFC, 5/91 to 3/00
                                             and of Mutual 8/89 to 3/00

  Name of Executive Officer and                      Principal Occupation(s)              An Executive Officer
    Position(s) with Company          Age          During the Past Five Years           of the Company Since (1)
    -------------------------         ---          --------------------------           ------------------------
Terrence L. Bowshier,                  48    Vice President of STFC and Mutual, 3/00              1991
    Vice President                           to present; Vice President and
                                             Comptroller of STFC and Mutual, 5/91 to
                                             3/00

James E. Duemey,                       54    Vice President and Investment Officer                1991
    Vice President                           of STFC and Mutual, 5/91 to present
    and Investment Officer

William D. Hansen,                     35    Vice President of Mutual, 3/00  to                   2000
    Vice President                           present; Vice President of STFC, 5/00 to
                                             present; Assistant Vice President  of
                                             Mutual 5/95 to 3/00

Terrence P. Higerd,                    56    Vice President of STFC, 5/91 to                      1991
    Vice President                           present; Vice President of Mutual, 6/87
                                             to present


Noreen W. Johnson,                     52    Vice President of STFC and Mutual, 3/98              1998
     Vice President                          to present; Assistant Vice President of
                                             Mutual, 3/97 to 3/98; employee of
                                             Mutual since 9/92

Robert A. Lett,                        61    Vice President of STFC, 3/98 to                      1994
     Vice President                          present; Vice President of Mutual, 2/88
                                             to present


John B. Melvin,                        51    Vice President of STFC, 3/98 to                      1994
     Vice President                          present; Vice President of Mutual,
                                             11/93 to present; and prior thereto an
                                             officer of Mutual

 Cathy B. Miley, (2)                   51    Vice President of STFC, 3/98 to                      1995
     Vice President                          present; Vice President of Mutual, 3/95
                                             to present; Assistant Vice President of
                                             Mutual, 8/92 to 3/95

Richard L. Miley, (2)                  47    Vice President of STFC, 3/98 to                      1995
     Vice President                          present; Vice President of Mutual, 5/95
                                             to present;  Assistant Vice President of
                                             Mutual, 8/87 to 5/95

John M. Petrucci,                      42    Vice President of Mutual, 3/00 to                    2000
     Vice President                          present; Vice President of STFC, 5/00 to
                                             present; employee of Mutual since 9/96;
                                             employee of Allstate Insurance
                                             Companies, 9/85 to 9/96

Cynthia A. Powell,                     40    Vice President of Mutual, 3/00 to                    2000
     Vice President                          present; Assistant Vice President, 8/96
                                             to 3/00; Vice President of STFC
                                             5/00 to present; Assistant Vice
                                             President of STFC, 4/97 to 5/00;
                                             employee of Mutual since 6/90

(1) Each of the foregoing executive officers has been designated by the Company's Board of Directors as an officer for purposes of Section 16 of the Securities Exchange Act of 1934.

(2)  Richard L. Miley and Cathy B. Miley are husband and wife.

ITEM 2. PROPERTIES

         Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the 2000 Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement" in the "Narrative Description of Business." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities, including a 6,600 square foot branch office in Cleveland, Ohio, owned by Mutual, and a 29,000 square foot branch office in Cincinnati, Ohio, owned by Mutual. In May 1999, an office building constructed by 518 PML containing 38,000 square feet was completed and leased to Mutual as its Nashville Regional Office. Mutual also leases the regional office facility in Greer, South Carolina, from 518 PML. Milbank owns an office facility in Milbank, South Dakota, where Company employees provide services to Milbank agents and policyholders. Midwest Security leases an office facility in Onalaska, Wisconsin, where Company employees service Midwest Security's agents and policyholders. In December 2000, 518 PML acquired a 21,600 square foot office building in West Des Moines, Iowa, that is now leased to Mutual as its Des Moines Regional Office. Mutual also leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

STOCK TRADING

         Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 8, 2001, there were 920 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

         Initial Public Offering -- June 28, 1991, $2.25(1). The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:

                          1999           HIGH         LOW         DIVIDEND
                          ----           ----         ---         --------

                First Quarter          $12.375      $10.250       $0.0250
                Second Quarter          13.875        9.375        0.0250
                Third Quarter           13.625        9.563        0.0275
                Fourth Quarter         $11.750      $ 8.875       $0.0275

                          2000

                First Quarter          $ 9.750      $ 7.125       $0.0275
                Second Quarter          12.125        7.938        0.0275
                Third Quarter           13.625       10.438        0.0300
                Fourth Quarter         $18.000      $11.250       $0.0300

(1) Adjusted for a March 1993 two-for-one, a July 1996 three-for-two common stock split effected in the form of a stock dividend and a July 1998 two-for-one common stock split, respectively.

         Additionally, see Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K Annual Report for a discussion of regulatory restrictions of applicable dividends payable by the Company's insurance subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Consolidated Financial Data" is as follows:



                                                        YEAR ENDED DECEMBER 31
                                                        ----------------------
                                        2000*      1999*      1998*       1997       1996      1995*       1994
                                        -----      -----      -----       ----       ----      -----       ----
STATEMENTS OF INCOME DATA:            (Dollars in thousands, except per share data)

Earned premiums                       $397,967    392,058    356,210    320,050    304,472    296,364    225,297
Net investment income                 $ 38,915     34,262     32,506     31,107     29,863     28,461     22,189
Management services income            $ 17,594      8,727      7,945      7,367      6,774      6,377      5,170
Net realized gains on investments     $  5,255      2,555      2,925      3,043      2,788      1,758      1,595
Other income                          $  3,043      3,269      2,473      1,409      1,200        525        147
                                      --------------------------------------------------------------------------
Total revenues                        $462,774    440,871    402,059    362,976    345,097    333,485    254,398
                                      --------------------------------------------------------------------------
Income before federal income taxes    $ 61,444     56,985     49,605     56,638     34,792     40,953     20,294
                                      --------------------------------------------------------------------------
Net income                            $ 47,714     42,816     37,497     40,998     26,407     29,894     15,835
                                      --------------------------------------------------------------------------
Earnings per common share (1)(2):
  Basic                               $   1.24       1.05        .89        .99        .64        .73        .39
                                      --------------------------------------------------------------------------
  Diluted                             $   1.21       1.03        .87        .97        .63        .72        .39
                                      --------------------------------------------------------------------------
Cash dividends per common share (1)   $    .12        .11        .10        .09        .08        .07        .06
                                      --------------------------------------------------------------------------

BALANCE SHEET DATA AT YEAR END:

Total investments                     $750,870    627,305    579,966    526,363    499,277    479,908    350,639
Total assets                          $898,106    759,945    717,520    664,384    605,385    579,194    487,282
Note payable to affiliate             $ 45,500     45,500       --         --         --         --         --
Total stockholders' equity            $386,059    317,687    340,824    297,258    247,619    225,763    175,852
Book value per common share (1)       $  10.01       8.29       8.11       7.11       5.98       5.48       4.29

STATUTORY RATIOS:

Loss ratio                                68.5       67.4       68.4       65.2       72.7       68.6       75.4
Expense ratio                             27.0       29.5       29.4       28.9       27.3       31.0       28.2
Combined ratio                            95.5       96.9       97.8       94.1      100.0       99.6      103.6
Industry combined ratio (3)              109.2      107.7      105.6      101.6      105.8      106.5      108.5
Ratio of net premiums written to
  statutory capital and surplus           1.32       1.47       1.63       1.71       1.91       2.12       1.77


(1) Adjusted for a July 1998 2-for-1 common stock split as well as a July 1996 3-for-2 common stock split effected in the form of a stock dividend.
(2) The earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128.
(3)      Preliminary industry information for 2000 from A.M. Best.

* Reflects change in pooling arrangement, effective January 1, 2000, 1999, 1998 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

OVERVIEW

         State Auto Financial Corporation ("State Auto Financial"), through its principal insurance subsidiaries, State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company ("SAIC"), provides personal and commercial insurance for the standard insurance market primarily in the Midwest and eastern United States, excluding New York, New Jersey, and the New England states. Their principal lines of business include personal and commercial auto, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. State Auto National Insurance Company ("National") and Mid-Plains Insurance Company ("Mid-Plains") write personal automobile insurance for risks in the nonstandard insurance market. State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains products are marketed through independent agents. State Auto Financial and its subsidiaries are referred to collectively herein as the "Company."

         Through State Auto P&C, the Company provides management and operations services under the Midwest Management Agreement (as defined below), the Farmers Casualty Management Agreement (as defined below) and the Mutual Management Agreement (as defined below) each effective as of January 1, 2000 (collectively the "2000 Management Agreement"), for insurance and noninsurance affiliates. As of January 1, 2000, all individuals providing services to any of the State Auto Companies who were not already employees of State Auto P&C became employees of State Auto P&C. Under the 2000 Management Agreement, State Auto P&C through its employees, is responsible for performing all organizational, operational, and management functions for each of the managed companies. For its performance of these services, State Auto P&C is paid quarterly a management and operations services fee based on formulas outlined in the 2000 Management Agreement. This fee from a managed company may be deferred or withheld if a managed company's performance does not meet performance criteria set forth in the 2000 Management Agreement. The Ohio Department of Insurance (the "Department") has requested that State Automobile Mutual Insurance Company ("Mutual") file an analysis on a quarterly basis, starting with the quarter beginning January 1, 2001, with the Department that justifies the apportionment of the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement under the accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses ("SSAP No. 70"). The Company believes its accounting for such service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by the Company. See Item 7-Forward-Looking Statements; Certain Factors Affecting Future Results. Pursuant to the 2000 Management Agreement, the Company received cash of $28.1 million equal to the net plan benefit liabilities assumed relating to the above described transfer of those individuals who were employees of Mutual as of January 1, 2000. Prior to January 1, 2000, State Auto P&C provided only executive management services to all insurance affiliates. The Midwest Management Agreement is a management agreement under which State Auto P&C provides management and operations services to Midwest Security Insurance Company, a Wisconsin domiciled, wholly owned subsidiary of Mutual ("Midwest Security"). The Farmers Casualty Management Agreement is a management agreement under which State Auto P&C provides management and operations services to Farmers Casualty and Mid-Plains. The Mutual Management Agreement is a management agreement under which State Auto P&C provides management and operations services to Mutual, Milbank, National and SAIC, and other non-insurance affiliates.

         SAIC was formed in 1999 to engage in the business of providing standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. Effective January 1, 2000, SAIC became licensed as a property and casualty insurer and began operating in the state of Ohio.

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

         In August 1998, State Auto Financial purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual ("FCCM"), an Iowa domiciled property casualty insurer for the standard insurance market. In 1998, a plan to convert FCCM into a stock insurance company was approved by the board of FCCM, its policyholders and the Iowa Division of Insurance. The plan of conversion provided that State Auto Financial, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, FCCM, renamed Farmers Casualty Insurance Company, became a wholly owned subsidiary of State Auto Financial. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains, an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance.

         Through Stateco Financial Services, Inc. ("Stateco"), a wholly owned subsidiary, the Company provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Milbank and Mutual.

         Through Strategic Insurance Software, Inc. (S.I.S.), a wholly owned subsidiary, the Company develops and sells software for the processing of insurance transactions, database management systems for insurance agents and electronic interfacing of information between insurance companies and agents. S.I.S. sells its services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

         518 Property and Management and Leasing, LLC (518 PML), an Ohio limited liability company, is engaged in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco.

         State Auto P&C, Milbank, Farmers Casualty and SAIC (the "Pooled Subsidiaries"), the companies comprising the standard insurance segment, participate in a quota share reinsurance pooling arrangement (the "Pooling Arrangement") with Mutual. The Pooling Arrangement provides that the Pooled Subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages as outlined in the Pooling Arrangement. Effective January 1, 1998, the Pooled Subsidiaries aggregate participation in the Pooling Arrangement increased from 45% to 47% (State Auto P&C - 37% and Milbank - 10%) and Midwest Security became a participant in the Pooling Arrangement. On January 1, 1999, Farmers Casualty was acquired by State Auto Financial and became a participant in the Pooling Arrangement on that same date, at which time the Pooled Subsidiaries' aggregate participation increased to 50% (State Auto P&C - 37%, Milbank - 10% and Farmers Casualty - 3%). In conjunction with these changes in pool participation, the Pooled Subsidiaries received cash from Mutual of $11.4 million and $19.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 1999 and 1998, respectively. Effective January 1, 2000, the Pooling Arrangement was amended to make SAIC a participant in the Pooling Arrangement and the Pooled Subsidiaries aggregate participation increased to 53% (State Auto P&C - 39%, Milbank - 10%, Farmers Casualty - 3% and SAIC - 1%). In conjunction with this change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. All parties that participate in the Pooling Arrangement have an
A. M. Best rating of A+ (Superior).

         In discussing Results of Operations for 2000, State Auto P&C, Milbank, Farmers Casualty, SAIC, National, Mid-Plains, Mutual and Midwest Security are referred to collectively as the "State Auto Insurance Companies", while for 1999, the State Auto Insurance Companies and Pooled Subsidiaries exclude SAIC. State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, Mutual and Midwest are collectively referred to below as the "Pooled Companies."

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

            Net income for the Company increased 11.4% in 2000. Contributing to this increase was an improvement in the Company's statutory combined ratio to 95.5% in 2000 from 96.9% in 1999. Positively impacting the Company's operations in 2000 was a change in the services provided by State Auto P&C that generated an increase in management services income. See discussion below.

            Consolidated earned premiums increased 1.5% in 2000. This increase was principally the result of the change in the Pooled Subsidiaries' aggregate pooled participation percentage from 50% to 53% (referred to above). This action increased consolidated earned premiums 5.5%. The standard insurance segment's internal growth, as written by the Pooled Companies, excluding the impact of the change in the Pooling Arrangement, decreased consolidated earned premiums by 2.8%. The Company's nonstandard insurance segment's internal growth also decreased consolidated earned premiums by approximately 0.9%. Also negatively impacting the Company's consolidated earned premiums by approximately 0.3%, was a return of premiums to the policyholders in the state of North Carolina as a result of a rate reduction dating back to 1994 that was mandated by the Insurance Department of that state. In 1994 and 1996, the North Carolina Rate Bureau ("NCRB") filed an auto rate increase which was challenged by the North Carolina Insurance Department. The parties agreed to a settlement of the dispute in late March 2000, which resulted in a rate reduction for the 1994 rate filing and the 1996 rate filing being approved as originally filed by the NCRB. Consequently, the Company was required to return approximately $1.1 million in disputed premiums, plus $530,000 in interest. The interest portion of the returned premium has been reflected in the miscellaneous expense line item.

            As noted in prior reports, during 1999, the underwriting performance of the Companies' commercial lines book of business written by its standard segment began to evidence deterioration from previous performance levels. This prompted management to commence a careful review of its underwriters' adherence to the Company's underwriting guidelines for commercial lines. This action had a negative impact on direct written premiums in 1999 that continued into the first half of 2000.

            During the latter half of 2000, the Company saw commercial lines sales activity increase over 1999 levels. The Pooled Companies experienced 6.0% growth in its commercial lines direct written premiums over 1999. The Company's personal lines of business within its standard segment continued to feel the effects of extreme price competition even though, during the first half of 2000, there was some evidence that an increasing number of companies were reacting to continuing underwriting losses by increasing rates. The Company's rate of decline in internal growth in these lines has diminished in the last half of 2000, but internal growth remained negative. The Company believes that its underwriting and pricing discipline was a key factor in the Company's underwriting results for the year, particularly as compared to other property casualty insurers. The Company believes that its strategy of taking modest price increases on a regularly scheduled basis and continuing its diligence in risk selection has positioned it to take advantage of this change in the market that the Company perceives is occurring. The Company is active in the personal and commercial lines markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines it believes offer the most profit potential.

            The Company's nonstandard insurance segment (National and Mid-Plains) earned premium was $27.4 million in 2000 and $30.9 million in 2000, an 11.3% decrease. Intense price competition by certain market leaders is generally believed to be responsible for the internal growth performance for the year 2000. Production levels in this segment did begin to improve over the last half of 2000 but that improvement was not sufficient to make internal growth positive for the year.

            Net investment income increased $4.7 million (13.6%) in 2000. Contributing to the increase over the previous year was the cash transfers to the Company in conjunction with the change in the Pooling Arrangement and transfer of employees to State Auto P&C referred to above. Total cost of investable assets at December 31, 2000 and 1999, respectively was $741.1 million and $651.9 million.

            The investment yield, based on fixed and equity securities at cost, were 5.5% and 5.4% for the annual periods ending 2000 and 1999, respectively. The Company continued to shift the composition of its fixed maturity portfolio from taxables to tax-exempt fixed maturities. At December 31, 2000 and 1999, respectively, tax exempt securities comprised approximately 82% and 76% of the fixed maturity portfolio. Additionally, during 2000 the Company continued to experience a number of calls on its higher yielding fixed maturities. Monies from these calls were reinvested at the then lower yielding rates. See further discussion regarding investments at the Liquidity and Capital Resources and Investments and Market Risk sections included herein.

            Management services income increased $8.9 million to $17.6 million for the year ended December 31, 2000. This increase is largely attributable to the change in the nature of the management services provided by State Auto P&C as discussed above. The Department has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department that justifies the apportionment of the service fee paid by Mutual to State Auto P&C under statutory accounting guidance outlined in SSAP No. 70. See "Overview."

            Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), were 68.4% and 67.5% for the years 2000 and 1999, respectively. The increase in the current year loss ratio was largely the result of the Company experiencing a relatively small number of large unusual commercial claims in its standard insurance segment. Management noted that these large commercial losses did not impact any one line of business or geographic region and does not believe the nature of these claims indicates deterioration in core underwriting operations. See discussion above regarding management's response to its perception of the current underwriting environment. Additionally, the Company's nonstandard segment experienced an increase in its losses over 1999 levels particularly in those states where National began operations in 1999. The nonstandard segment is particularly volatile for new states due to the relatively small level of premium earned in the initial years of operation. Management has been monitoring the premium rate adequacy in these new states and has reacted throughout 2000 accordingly by increasing rates in these new states.

            Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 28.8% and 28.5% for the years 2000 and 1999, respectively. The increase in the expense ratio is impacted by the fixed costs such as salaries, depreciation and utilities which comprised a larger portion of earned premiums in 2000 than they did in 1999 as a result of the Company's less than anticipated premium writings in 2000.

            Interest expense relates to the line of credit agreement the Company entered into with Mutual during the second quarter of 1999 to assist in the funding of its stock repurchase program. See additional discussion in the "Liquidity and Capital Resources" section included herein.

            Other expense increased $0.3 million to $6.9 million for the year ending December 31, 2000. Other expense for 2000 included the interest the Company paid on the North Carolina premium rate refunds, discussed above.

            The effective federal tax rate was 22% and 25% for the years ended 2000 and 1999, respectively. During 2000, the Company continued to shift its fixed maturity portfolio from taxable to tax-exempt securities. As a result of this continued shift, tax exempt income comprised a larger proportion of income before federal income taxes in 2000 than in 1999. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 7 in the notes to the Company's consolidated financial statements.

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

         Like many other insurers in its industry, 1999 was a difficult year for so-called internal growth for the Company. In its standard insurance segment, management continued to stress responsible pricing and sound underwriting despite a significant increase in aggressive price competition in both personal and commercial lines. The Company's personal lines program, Prime of Life, that targets the 50 and over age group, continues to generate approximately 25% of the Company's new homeowner and automobile lines of business. This age group also typically exhibits a significantly higher than average retention rate as a whole among all policyholders in a group than any other age group. The Company's underwriting experience in commercial lines showed some deterioration during 1999, which prompted management to commence a careful review of adherence to its underwriting guidelines in these lines of business.

         This same approach to underwriting also had an impact on the Company's nonstandard insurance segment, which experienced a decrease in its earned premiums in 1999. This was the continuing result of significant auto physical damage rate increases, the continuation of a more restrictive underwriting posture first implemented by the Company in this segment throughout most of its operating states in 1998 and increased competition in this market segment during 1999. While these actions have resulted in a decrease in the volume of business over the last several reporting periods, this segment's statutory loss experience continued to improve over comparative prior periods. The statutory loss ratio for the year ended December 31, 1999 decreased to 71.7% from 75.0% for the same period in 1998. Offsetting the decrease in earned premium was National's entry into three new states of operation during 1999: South Carolina in the first quarter; Maryland in the second quarter; and South Dakota in the fourth quarter.

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

         The investment yields, based on fixed and equity securities at cost, were 5.4% and 5.7% for the annual periods ending 1999 and 1998, respectively. Contributing to the decrease in the 1999 yield was the continual shift in the composition of the fixed maturity portfolio from taxable to tax-exempt fixed maturities. At December 31, 1999 and 1998, respectively, tax exempt securities comprised approximately 76% and 71% of the fixed maturity portfolio. Additionally, in 1999, the Company continued to experience a number of calls on its higher yielding fixed maturities. Monies from these calls were reinvested at the then lower yielding rates. Another contributing factor was the Company continuing to build on its equity portfolio to enhance growth of statutory surplus over the long term, a program that began in late 1997. See further discussion regarding investments at the "Investments and Market Risk" sections included herein.

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

REPORTABLE SEGMENTS

         The Company's segment profits of the standard insurance segment, the non-standard insurance segment, and the investment management services segment, are monitored by management on an unconsolidated basis, as reflected in footnote 14 on Reportable Segments in the Company's consolidated financial statements and therefore do not reflect adjustments for transactions with other segments. The following table reflects segment profit or loss for these three segments for the years ended 2000, 1999, and 1998:

                                           2000            1999           1998
                                           ----            ----           ----
                                                       (in thousands)
  Standard insurance                     $35,579          $41,146        $34,341
  Nonstandard insurance                     (116)           1,647          1,313
  Investment management services           5,354            5,191          4,908
  Management and Operations services     $17,552          $ 6,330        $ 5,290

         The fluctuations in segment profit for the standard insurance segment, as discussed above, is due to a decline in its underwriting income due to an increase in the level of commercial losses, as discussed above. The improvement in segment profit in 1999 compared to 1998 was the result of a decrease in the level of catastrophe losses for this year. Prior to 1997, the nonstandard segment focused on improving its loss experience through implementation of a more restrictive underwriting posture and rate increases in several operating states. While this segment showed improvement as a result of these actions, 2000 experienced significant losses in several of its new states of operation. As discussed above, management continually monitors this segment's premium rate adequacy given the nature of the risks that are written through the nonstandard market. The investment management services segment profit increased slightly due to increasing market rates within the fixed maturity market. This segment's revenue is based on the average market value of the portfolio of the companies managed, which is largely comprised of fixed maturities. With the change in the interest rate environment throughout 2000, the average market value of the portfolio of the companies managed increased throughout 2000. The increase in the investment management services segment's profit from 1998 to 1999 was primarily the result of the acquisition of Farmers Casualty and Mid-Plains, effective January 1, 1999, at which time this segment began providing investment management services to these companies. Segment profits related to management and operations services has increased from that in previous years due to the change in the management and operations agreement as discussed in
Note 1 (j) in the consolidated financial statements. For additional information on the Company's reportable segments, see footnote 14 on "Reportable Segments" in the Company's consolidated financial statements.

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

         In 2000, net cash provided by operating activities increased to $87.7 million from $48.9 million in 1999. This increase was due to a cash transfer of $18.6 million to the Pooled Subsidiaries in connection with the 2000 amended Pooling Arrangement, as well as a cash transfer of $28.1 million to State Auto P&C relating to the net plan benefit liabilities assumed in connection with the 2000 Management Agreement. In 1999, net cash provided by operating activities decreased to $48.9 million from $56.7 million in 1998. The 1999 decrease was due to the cash transfer of $11.4 million to the Pooled Subsidiaries in connection with the 1999 amended Pooling Arrangement, as discussed above, whereas in

1998, the cash transfer relating to the 1998 amended Pooling arrangement was $19.7 million. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing opportunities for increased investment and financing needs. Management does not anticipate any significant changes in its operating cash flow.

         Net cash used in investing activities reflects cash flows used in purchases of fixed maturity and equity securities, respectively, of $187.7 million and $15.8 million in 2000, $207.8 million and $25.6 million in 1999, and $193.9 million and $17.1 million in 1998. During 1998 and continuing into 2000, market interest rates on fixed maturities declined from previous years' levels, and the Company experienced a significantly higher number of calls on fixed maturities than in previous years. During 2000, this call activity slowed somewhat from previous year's levels. Cash flows provided by maturities, calls and principal reductions of fixed maturities were $27.0 million in 2000, $37.3 million in 1999 and $47.8 million in 1998. During 1998, 518 PML began construction of a building in Goodlettsville, Tennessee that was completed in 1999. The building is currently being leased to Mutual. The total construction cost of the building, including land cost, was approximately $6.4 million. Overall, net cash used in investing activities was $90.9 million in 2000, $56.9 million in 1999 and $55.6 million in 1998. The increase in the 2000 investing activities was the result of the Company investing the proceeds received on the cash transfers discussed under cash flows from operating activities.

         Net cash provided by or used in financing activities consists of proceeds from issuance of common stock and payment of dividends to shareholders. Mutual, whose ownership in State Auto Financial is approximately 68%, has waived its right to receipt of the dividends declared by State Auto Financial in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in support of underwriting operations. Prior to the declaration of each dividend by State Auto Financial, Mutual's directors review the facts and circumstances then present in deciding whether to waive such dividend.

         Impacting cash used in financing activities during 2000 was State Auto Financial's Board of Directors approving a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through March 15, 2001, State Auto Financial repurchased 25,122 shares. Impacting 1999 was a previous repurchase program of State Auto Financial's common stock. During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999, all 4.0 million shares were repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million, at an interest rate of 6.0%. The interest rate adjusts each January 1 based on a formula set forth in the note. During 2001 the interest rate is 5.0%. Commencing in 2001, principal is due upon demand from Mutual.

         In 1996, the State Auto Insurance Companies negotiated a change in their catastrophe reinsurance program. In 1998, Midwest Security, 1999, Farmers Casualty and Mid-Plains, and 2000, SAIC, became parties to the catastrophe reinsurance program. The amount retained by the State Auto Insurance Companies is $40.0 million for each occurrence. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. Effective November 1999, State Auto P&C assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, Farmers Casualty, SAIC, National and Mid-Plains in the amount of $135 million excess of $120 million. Effective November 2000, the catastrophe reinsurance program was renegotiated whereby State Auto P&C now assumes $115 million excess of $120 million. This layer of $115 million in excess of $120 million has been excluded from the Pooling Arrangement. There have been no losses assumed under this agreement.

         To provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lenders) to provide up to $115.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares over a six-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

         On March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security, effective as of January 1, 1997. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Midwest Security from Mutual within five years at a price determined by a formula set out in the Option Agreement. As of March 23, 2001, State Auto Financial has not exercised its right to acquire Midwest Security.

         On March 2, 2001, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.03 per common share, payable on March 30, 2001, to shareholders of record on March 15, 2001. This is the 39th consecutive cash dividend declared by State Auto Financial's Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for eight consecutive years.

         The maximum amount of dividends that may be paid to State Auto Financial during 2001 by its insurance subsidiaries without prior approval under current law is limited to $44.9 million. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

         The National Association of Insurance Commissioners (NAIC) maintains risk-based capital requirements for property and casualty insurers. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 2000, each of the State Auto Insurance Companies exceeded all standards established by the formula.

OTHER DISCLOSURES

INVESTMENTS

         Stateco performs investment management services (the investment management services segment) on behalf of the Company and Mutual and its subsidiary. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

         The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held to maturity and carried at amortized cost. Fixed maturities that may be sold due to changing investment strategies are categorized as available for sale and are carried at fair value. At December 31, 2000, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

         As of December 31, 2000, the Company had fixed maturities with a fair value of $653.3 million designated as available for sale compared to $527.8 million at December 31, 1999. During 2000, the Company continued its program to increase its equity portfolio to enhance growth of statutory surplus over the long term. At December 31, 2000 and 1999, respectively, the equity portfolio totaled $58.3 and $55.5 million, respectively.

         The Company's current investment strategy does not rely on the use of derivative financial instruments.

MARKET RISK

         Investable assets comprise approximately 86% of the Company's total assets. Of the total investments, 90% are invested in fixed maturities, 7.6% in equity securities and the remaining in cash and cash equivalents.

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

         The fixed maturity portfolio is managed in a ladder-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. At December 31, 2000, the Company's fixed maturity portfolio had an average maturity of 12.5 years and a duration of
5.6 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. The fixed maturity portfolio is very high in quality with all holdings either in Government obligations, municipal, or corporate obligations rated AA or better by the major bond rating agencies. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities, is included in footnote 2 of the consolidated financial statements.

         The Company's primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. In 2000, market conditions were characterized by decreasing equity market prices and increasing fixed maturity market prices. The Company's equity portfolio increased from $55.5 million at December 31, 1999 to $58.3 million at December 31, 2000 as new monies were allocated during the year to acquire new equity positions. Though the Company continued to hold unrealized gains on this portfolio, equity securities held at year end experienced a $2.1 million decrease in unrealized holding gains from December 31, 1999. The market value of the available for sale fixed maturity portfolio was positively impacted during the year as a result of declining interest rates. In 2000, the fixed maturity security market experienced a significant decline in interest rates in response to the Federal Reserve Board's monetary policy and easing inflationary pressures. As a result of these market conditions, the Company experienced an increase of $33.2 million on the market value of its available for sale fixed maturity portfolio through December 31, 2000.

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

         To provide the Company greater flexibility in order to manage its market risk exposures, the Company has segregated a portion of its fixed maturity portfolio, approximately 94% at December 31, 2000, in accordance with SFAS No. 115, as available for sale. Also, the Company does not maintain a trading portfolio.

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

PRINCIPAL AMOUNT MATURING IN:
(Dollars in thousands)

                      2001       2002       2003       2004      2005     Thereafter       Total     Fair Value
                      ----       ----       ----       ----      ----     ----------       -----     ----------
Fixed interest
rate securities     $41,814     36,120     17,485     26,202     21,581     525,365       668,567     $692,558

Average
Interest rate           6.3%       6.2%       5.5%       5.6%       6.6%        6.0%          6.0%

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

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as "plans," "believes," "expects," "anticipates," "intends," "estimates," or similar expressions. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

         o As discussed in Item 1 of this Form 10-K, Mutual has entered into agreements with Meridian Mutual and MIGI pursuant to which Meridian Mutual will be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and MIGI will be acquired by Mutual. In addition, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and Midwest Security, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

         o The Company's financial results are subject to the occurrence of weather-related and other types of catastrophic events, none of which are within the Company's control.

         o The Company's operations are subject to changes occurring in the legislative, regulatory and judicial environment, including but not limited to changes related to the implementation of the Gramm Leach Bliley Act of 1999. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally, class action and other litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company's control.

         o The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. The Ohio Department of Insurance (the "Department") has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department that justifies the apportionment of the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement under statutory accounting guidance outlined in SSAP No. 70. The Company believes that its accounting for such service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by Company. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies' underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

         o The property and casualty insurance industry is highly competitive. Price competition has been very intense during recent years. This continued to be true in regards to both commercial lines and personal lines, particularly auto insurance in 2000. Several "national" carriers' active marketing efforts with respect to personal lines auto insurance have had an impact on the market for this coverage. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1.

         o The Company is subject to numerous other factors which effects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                         /s/ Ernst & Young LLP



Columbus, Ohio
February 20, 2001, except for
     Note 17, as to which the date
     is March 30, 2001

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                               DECEMBER 31
                                                                               -----------
                                                                             2000         1999
                                                                             ----         ----
                                                                         (dollars in thousands,
                                                                          except share data)
ASSETS
Fixed maturities:
  Held to maturity, at amortized cost (fair value
    $40,225 and $44,051, respectively) ..............................   $  39,307       43,981
  Available for sale, at fair value (amortized cost
    $636,302 and $544,051, respectively) ............................     653,251      527,806
Equity securities, available for sale, at fair value
  (cost $44,220 and $39,303, respectively) ..........................      58,312       55,518
                                                                        ----------------------
Total Investments ...................................................     750,870      627,305

Cash and cash equivalents ...........................................      21,305       24,560
Deferred policy acquisition costs ...................................      32,458       28,936
Accrued investment income and other assets ..........................      19,795       17,977
Due from affiliate ..................................................       1,405         --
Net prepaid pension expense .........................................      37,738       18,931
Reinsurance recoverable on losses and loss expenses payable .........       7,930       10,807
Prepaid reinsurance premiums ........................................      11,575       15,784
Deferred federal income taxes .......................................        --          1,828
Property and equipment, at cost, net of accumulated
  depreciation of $2,785 and $2,191, respectively ...................      12,760       11,288
Goodwill ............................................................       2,270        2,529
                                                                        ----------------------
Total assets ........................................................   $ 898,106      759,945
                                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable ....................................   $ 244,583      232,489
Unearned premiums ...................................................     160,387      153,570
Note payable to affiliate ...........................................      45,500       45,500
Postretirement benefit liabilities ..................................      55,841        2,498
Federal Income Taxes:
  Current ...........................................................       2,903        1,322
  Deferred ..........................................................       1,490         --
Other liabilities ...................................................       1,343        1,543
Due to affiliates ...................................................        --          5,336
                                                                        ----------------------
Total liabilities ...................................................     512,047      442,258
                                                                        ----------------------

Commitments and contingencies .......................................        --           --
Stockholders' equity:
  Class A Preferred stock (nonvoting), without par value ............
    Authorized 2,500,000 shares; none issued ........................        --           --
  Class B Preferred stock, without par value.  Authorized
    2,500,000 shares; none issued ...................................        --           --
  Common stock, without par value.  Authorized 100,000,000 shares;
    42,625,723 and 42,355,438 shares issued, respectively, at
    stated value of $2.50 per share .................................     106,564      105,888
  Less 4,071,012 and 4,034,342 treasury shares, respectively, at cost     (47,038)     (46,588)
  Additional paid-in capital ........................................      44,208       42,562
  Accumulated other comprehensive income ............................      20,317          156
  Retained earnings .................................................     262,008      215,669
                                                                        ----------------------
Total stockholders' equity ..........................................     386,059      317,687
                                                                        ----------------------
Total liabilities and stockholders' equity ..........................   $ 898,106      759,945
                                                                        ======================


See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------

                                                                           YEAR ENDED DECEMBER 31
                                                                           -----------------------
                                                                      2000            1999         1998
                                                                      ----            ----         ----
                                                               (dollars in thousands, except per share amount)
Earned premiums ...............................................     $ 397,967        392,058       356,210
Net investment income .........................................        38,915         34,262        32,506
Management services income from affiliates ....................        17,594          8,727         7,945
Net realized gains on investments .............................         5,255          2,555         2,925
Other income (includes $1,546, $1,676 and $1,316,
  respectively, from affiliates) ..............................         3,043          3,269         2,473
                                                                    ---------------------------------------
Total revenues ................................................       462,774        440,871       402,059
                                                                    ---------------------------------------

Losses and loss expenses ......................................       272,167        264,628       242,294
Acquisition and operating expenses ............................       119,569        111,772       104,224
Interest expense to affiliate .................................         2,730            955          --
Other expenses ................................................         6,864          6,531         5,936
                                                                    ---------------------------------------
Total expenses ................................................       401,330        383,886       352,454
                                                                    ---------------------------------------

Income before federal income taxes ............................        61,444         56,985        49,605
                                                                    ---------------------------------------

Federal income tax expense (benefit):
  Current .....................................................        14,408         12,136        12,271
  Deferred ....................................................          (678)         2,033          (163)
                                                                    ---------------------------------------
Total federal income taxes ....................................        13,730         14,169        12,108
                                                                    ---------------------------------------

Net income ....................................................     $  47,714         42,816        37,497
                                                                    =======================================
Earnings per common share:
  Basic .......................................................     $    1.24           1.05           .89
                                                                    =======================================
  Diluted .....................................................     $    1.21           1.03           .87
                                                                    =======================================
Dividends paid per common share ...............................     $     .12            .11           .10
                                                                    =======================================

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                                            ADDITIONAL   OTHER
                                      COMMON    COMMON  TREASURY  TREASURY   PAID-IN  COMPREHENSIVE  RETAINED
                                      SHARES    STOCK    SHARES    STOCK     CAPITAL     INCOME      EARNINGS     TOTAL
                                      ------   -------- ---------  -------- --------- ------------   ---------   --------

BALANCE-DECEMBER 31, 1997             41,829   $104,572       8      $  (90)   $40,210    $14,761     $137,805    $297,258
                                      ------   --------   -----    --------    -------    -------     --------     --------
 Net income                                                                                             37,497      37,497
 Unrealized gains, net of tax
  and reclassification
  adjustment                                                                                5,515                    5,515
                                                                                                                  --------
Comprehensive income                                                                                                43,012
                                                                                                                  --------
Issuance of common stock                 211        528                          1,295                               1,823
Tax benefit from stock
  options exercised                                                                 34                                  34
Treasury shares acquired on
 stock option exercises                                       5         (77)                                           (77)
Change in minority interest
 of subsidiary                                                                                              (7)         (7)
Cash dividends paid                                                                                     (1,219)     (1,219)
                                      ------   --------   -----    --------    -------    -------     --------    --------
BALANCE-DECEMBER 31, 1998             42,040    105,100      13        (167)    41,539     20,276      174,076     340,824
                                      ------   --------   -----    --------    -------    -------     --------    --------
 Net income                                                                                             42,816      42,816
 Unrealized losses, net of
  tax and reclassification
  adjustment                                                                              (20,120)                 (20,120)
                                                                                                                  --------
Comprehensive income                                                                                                22,696
                                                                                                                  --------
Issuance of common stock                 315        788                          1,139                               1,927
Tax benefit from stock
  options exercised                                                                258                                 258
Treasury shares acquired
 on stock option exercises                                   21        (222)                                          (222)
Treasury shares acquired
 under repurchase program                                 4,000     (46,199)                                       (46,199)
Stock options granted                                                              242                                 242
Change in minority interest
 of subsidiary                                                                    (616)                     92        (524)
Cash dividends paid                                                                                     (1,315)     (1,315)
                                      ------   --------   -----    --------    -------    -------     --------    --------
BALANCE-DECEMBER 31, 1999             42,355    105,888   4,034     (46,588)    42,562        156      215,669     317,687
                                      ------   --------   -----    --------    -------    -------     --------    --------
 Net income                                                                                             47,714      47,714
 Unrealized gains, net of
  tax and reclassification
  adjustment                                                                               20,161                   20,161
                                                                                                                  --------
Comprehensive income                                                                                                67,875
                                                                                                                  --------
Issuance of common stock                 271        676                          1,120                               1,796
Tax benefit from stock
  options exercised                                                                189                                 189
Treasury shares acquired
 on stock option exercises                                   12        (149)                                          (149)
Treasury shares acquired
 under repurchase program                                    25        (301)                                          (301)
Stock options granted                                                              524                                 524
Change in minority interest
 of subsidiary                                                                    (187)                     22        (165)
Cash dividends paid                                                                                     (1,397)     (1,397)
                                      ------   --------   -----    --------    -------    -------     --------    --------
BALANCE-DECEMBER 31, 2000             42,626   $106,564   4,071    $(47,038)   $44,208    $20,317     $262,008    $386,059
                                      ======   ========   =====    ========    =======    =======     ========    ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                    YEAR ENDED DECEMBER 31
                                                                    ----------------------
                                                              2000            1999          1998
                                                              ----            ----          ----
                                                                         (in thousands)
Cash flows from operating activities:
  Net income ..........................................     $  47,714         42,816         37,497
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization, net .................         3,548          3,257          2,666
   Net realized gains on investments ..................        (5,255)        (2,555)        (2,925)
   Changes in operating assets and liabilities:
    Deferred policy acquisition costs .................        (1,756)        (2,159)        (1,151)
    Accrued investment income and other assets ........        (2,480)         1,218         (2,232)
    Net prepaid pension expense .......................        (4,168)        (2,116)        (1,029)
    Postretirement benefit liabilities ................         3,746            654            173
    Reinsurance recoverable on losses and loss
     expenses payable and prepaid reinsurance premiums           (763)        (4,721)           272
    Other liabilities and due to/from affiliates, net .        (7,106)         2,900          4,373
    Losses and loss expenses payable ..................          (440)        (7,099)        (3,258)
    Unearned premiums .................................         6,817          4,031          2,449
    Federal income taxes ..............................         1,093          1,290            167
  Cash provided from the change in the reinsurance pool
    participation percentage ..........................        18,617         11,419         19,708

  Cash provided from transfer of employees ............        28,098           --             --
                                                            ---------------------------------------
Net cash provided by operating activities .............        87,665         48,935         56,710
                                                            ---------------------------------------
Cash flows from investing activities:
  Purchase of fixed maturities - available for sale ...      (187,724)      (207,768)      (193,881)
  Purchase of equity securities .......................       (15,783)       (25,567)       (17,051)
  Maturities, calls and principal reductions of fixed
   maturities - held to maturity ......................         4,600         11,776         23,106
  Maturities, calls and principal reductions of fixed
   maturities - available for sale ....................        22,355         25,516         24,654
  Sale of fixed maturities - available for sale .......        71,530        113,671        111,085
  Sale of equity securities ...........................        16,158         17,369          8,306
  Purchase of surplus notes receivable ................          --             --           (9,000)
  Net cash acquired on acquisition of Farmers
   Casualty Insurance Company .........................          --           11,568           --
  Net additions of property and equipment .............        (2,066)        (3,459)        (2,816)
                                                            ---------------------------------------
Net cash used in investing activities .................       (90,930)       (56,894)       (55,597)
                                                            ---------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of debt to affiliate .....          --           45,500           --
  Net proceeds from issuance of common stock ..........         1,708          1,928          1,780
  Payments to acquire treasury shares .................          (301)       (46,199)          --
  Payment of dividends ................................        (1,397)        (1,315)        (1,219)
                                                            ---------------------------------------
Net cash provided by (used in) financing activities ...            10            (86)           561
                                                            ---------------------------------------
Net increase (decrease) in cash and cash equivalents ..        (3,255)        (8,045)         1,674
                                                            ---------------------------------------
Cash and cash equivalents at beginning of year ........        24,560         32,605         30,931
                                                            ---------------------------------------
Cash and cash equivalents at end of year ..............     $  21,305         24,560         32,605
                                                            =======================================


See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements of State Auto Financial Corporation include State Auto Financial Corporation (State Auto Financial) and its wholly-owned subsidiaries that consist of:

- -        State Auto Property and Casualty Insurance Company (State Auto P&C), a
         South Carolina corporation
- -        Milbank Insurance Company (Milbank), a South Dakota corporation
- -        Farmers Casualty Insurance Company (Farmers Casualty), an Iowa
         corporation
- -        State Auto Insurance Company (SAIC), an Ohio corporation
- -        State Auto National Insurance Company (National), an Ohio corporation
- -        Stateco Financial Services, Inc. (Stateco), an Ohio corporation
- -        Strategic Insurance Software, Inc. (S.I.S.), an Ohio corporation.

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

      State Auto Financial and subsidiaries are referred to herein as "the Companies" or "the Company." State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of Mutual. All significant inter-company balances and transactions have been eliminated in consolidation.


(b)  DESCRIPTION OF BUSINESS
      The Company, through State Auto P&C, Milbank, Farmers Casualty and SAIC, provides standard personal and commercial insurance to its policyholders.
Their principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. National and Mid-Plains provide nonstandard automobile insurance. State Auto P&C, Milbank, Farmers Casualty, SAIC, National, and Mid-Plains operate primarily in the midwest and eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa, Ohio (SAIC and National) and Iowa, respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the Departments) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate.

      Through State Auto P&C, effective January 1, 2000, the Company provides management and operation services under new management agreements for all insurance and non-insurance affiliates. Pursuant to these agreements, the Company received approximately $28.1 million equal to the net plan benefit liabilities assumed relating to the transfer to the Company of all employees from Mutual and other affiliated companies. Prior to January 1, 2000, the Company, through State Auto P&C, provided executive insurance management services to all insurance affiliates.

      SAIC was formed in 1999 to engage in the business of providing standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. Effective January 1, 2000, SAIC was chartered and licensed as a property and casualty insurer in the state of Ohio and began operations at that time.

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

      518 PML, an Ohio limited liability company, was formed to engage in the business of owning and leasing real and personal property to affiliated companies. As of January 1, 1998, State Auto P&C and Stateco became initial members of 518 PML.


(c) BASIS OF PRESENTATION

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting practices followed by State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains that are prescribed or permitted by the Departments.

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

      Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable. In connection with the determination of this estimate, management uses historical data and current business conditions to formulate estimates including assumptions related to the ultimate cost to settle claims. These estimates by their nature are subject to uncertainties for various reasons. The Company's results of operations and financial condition could be impacted in the future should the ultimate payments required to settle claims vary from the liability currently provided.

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

                                                 YEAR ENDED DECEMBER 31
                                                 ----------------------
                                           2000            1999          1998
                                           ----            ----          ----
                                                 (dollars in thousands)
Balance, beginning of  year .......       $ 28,936         24,799         22,440
Acquisition costs  deferred .......        101,305         96,578         87,573
Amortized to expense
 during the year ..................         97,783         92,441         85,214
                                          --------       --------       --------
Balance, end  of year .............       $ 32,458         28,936         24,799
                                          ========       ========       ========


(e) INVESTMENTS

      Investments in fixed maturities, where the Companies have the ability and intent to hold to maturity, are carried at amortized cost. Mortgage-backed securities are carried at amortized cost using the scientific method of amortization including anticipated prepayments. Prepayment assumptions are obtained from a pricing service and are based on the current interest rate and economic environment. The retrospective adjustment method is used to value all such securities. For fixed maturities classified as held to maturity, unrealized holding gains or losses are not reflected in the accompanying consolidated financial statements. Investments in fixed maturity and equity securities held as available for sale are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as accumulated other comprehensive income and as such are not included in the determination of net income. Gains and losses on the sale of equity securities are computed using the first-in, first-out method.

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

(g) GOODWILL
      Goodwill represents the excess of cost of acquisition over the fair value of the net assets acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization is $1,605,000 and $1,347,000 at December 31, 2000 and 1999, respectively.

(h) LOSSES AND LOSS EXPENSES PAYABLE
      Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $13,403,000 and $13,505,000 at December 31, 2000 and 1999,
respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience.

(i) PREMIUM REVENUES
      Premiums are recognized as earned using the monthly pro rata method over the contract period.

(j) MANAGEMENT SERVICES INCOME
      Management services income includes income for management and operations services provided by State Auto P&C in 2000 and executive insurance management services provided in 1999 and 1998 and income for investment management services provided by Stateco. Management and operations services income, to the extent certain operational ratios are achieved, is recognized quarterly based on a percentage of the three year average of each managed company's adjusted surplus or equity, whereas in 1999 and 1998 executive management income was based on a five year average of each managed insurer's adjusted statutory surplus. Midwest Security Insurance Company (Midwest Security), a wholly-owned subsidiary of Mutual, is an exception to this, calculating its fee based on a percentage of quarterly direct premiums written. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the performance of the equity portfolio of each company managed.

(k) SOFTWARE REVENUE RECOGNITION
      S.I.S. recognizes revenue from license fees when the product is delivered and service revenue when services are performed. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $626,000 and $1,248,000 are included in accrued investment income and other assets at December 31, 2000 and 1999, respectively. Software amortization, included in other expenses, was $622,000, $614,000 and $673,000 in 2000, 1999 and 1998,
respectively.

(l) FEDERAL INCOME TAXES
      The Company files a consolidated federal income tax return and pursuant to an agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations. Milbank filed a consolidated federal income tax return with the Company for periods subsequent to July 1, 1998. Prior to this time, Milbank was included in the consolidated federal income tax return of Mutual.

      Farmers Casualty and Mid-Plains file a consolidated federal income tax return with the Company for periods subsequent to January 1, 1999. Prior to this time, Farmers Casualty and Mid-Plains filed their own consolidated return.

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

(m) CASH EQUIVALENTS
      The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

(n) OTHER COMPREHENSIVE INCOME
      Comprehensive income is defined as all changes in an enterprise's equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale fixed maturities and equity securities.

      Separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position is also required. The Company has presented the required displays of total comprehensive income and its components, within the "Consolidated Statements of Stockholders' Equity." See additional disclosures at note 13.

(o) RECLASSIFICATIONS
      Certain items in the 1999 and 1998 consolidated financial statements and notes thereto have been reclassified to conform with the 2000 presentation.


(2) INVESTMENTS

Realized and unrealized gains and losses are summarized as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------
                                                                    2000          1999        1998
                                                                    ----          ----        ----
                                                                        (dollars in thousands)

Realized gains:
   Fixed maturities available for sale ......................     $    791         1,336         1,588
   Equity securities ........................................        5,959         3,642         1,449
                                                                  ------------------------------------
Total realized gains ........................................        6,750         4,978         3,037
                                                                  ------------------------------------
Realized losses:
   Fixed maturities available for sale ......................          827           488            32
   Equity securities ........................................          668         1,896            80
   Other ....................................................         --              39          --
                                                                  ------------------------------------
Total realized losses .......................................        1,495         2,423           112
                                                                  ------------------------------------
Net realized gains on investments ...........................     $  5,255         2,555         2,925
                                                                  ====================================
Increase (decrease) in unrealized holding gains - Fixed
   maturities held to maturity ..............................     $    848        (1,830)         (371)
                                                                  ====================================
Increase (decrease) in unrealized holding gains - Equity
   securities ...............................................     $ (2,123)        3,252         6,014
Increase (decrease) in unrealized holding gains - Fixed
   maturities available for sale at fair value ..............       33,195       (34,081)        2,657
Change in deferred unrealized gain ..........................          (55)         (125)         (186)
Deferred federal income taxes thereon .......................      (10,856)       10,834        (2,970)
                                                                  ------------------------------------
Increase (decrease) in net unrealized holding gains or losses     $ 20,161       (20,120)        5,515
                                                                  ====================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company's investments in held to maturity and available for sale securities are summarized as follows:

                                                      COST OR       GROSS         GROSS
                                                     AMORTIZED    UNREALIZED     UNREALIZED      FAIR
   HELD TO MATURITY AT DECEMBER 31, 2000:              COST      HOLDING GAINS  HOLDING LOSSES   VALUE
                                                       ----      -------------  --------------   -----
                                                                  (dollars in thousands)

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........     $  2,276           38         --          2,314
Obligations of states and political subdivisions        7,026          354         --          7,380
Mortgage-backed securities .....................       30,005          555           29       30,531
                                                     -----------------------------------------------
Total ..........................................     $ 39,307          947           29       40,225
                                                     ===============================================

   AVAILABLE FOR SALE AT DECEMBER 31, 2000:

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........     $ 66,434        1,250          648       67,036
Obligations of states and political subdivisions      513,311       15,634          874      528,071
Corporate securities ...........................       33,259          897          266       33,890
Mortgage-backed securities .....................       23,298          978           22       24,254
                                                     -----------------------------------------------
  Total fixed maturities .......................      636,302       18,759        1,810      653,251
Equity securities ..............................       44,220       17,768        3,676       58,312
                                                     -----------------------------------------------
Total ..........................................     $680,522       36,527        5,486      711,563
                                                     ===============================================

                                                      COST OR       GROSS         GROSS
                                                     AMORTIZED    UNREALIZED     UNREALIZED      FAIR
   HELD TO MATURITY AT DECEMBER 31, 1999:              COST      HOLDING GAINS  HOLDING LOSSES   VALUE
                                                       ----      -------------  --------------   -----
                                                                  (dollars in thousands)
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........     $  2,887         --             13        2,874
Obligations of states and political subdivisions        7,041          205         --          7,246
Mortgage-backed securities .....................       34,053          372          494       33,931
                                                     -----------------------------------------------
Total ..........................................     $ 43,981          577          507       44,051
                                                     ===============================================

   AVAILABLE FOR SALE AT DECEMBER 31, 1999:

U.S. Treasury securities and obligations of U.S.
  government corporations and agencies .........     $ 73,866          388        2,673       71,581
Obligations of states and political subdivisions      439,241        3,550       17,998      424,793
Corporate securities ...........................        7,496          214          339        7,371
Mortgage-backed securities .....................       23,448          789          176       24,061
                                                     -----------------------------------------------
  Total fixed maturities .......................      544,051        4,941       21,186      527,806
Equity securities ..............................       39,303       18,925        2,710       55,518
                                                     -----------------------------------------------
Total ..........................................     $583,354       23,866       23,896      583,324
                                                     ===============================================


Deferred federal income taxes on the net unrealized holding gain for available for sale investments was $10,940,000 and $84,000 at December 31, 2000 and 1999, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities segregated by held to maturity and available for sale, at December 31, 2000, by contractual maturity, are summarized as follows:

                                         HELD TO MATURITY      AVAILABLE FOR SALE
                                         ----------------      ------------------
                                      AMORTIZED        FAIR    AMORTIZED     FAIR
                                         COST         VALUE      COST       VALUE
                                         ----         -----      ----       -----
                                                   (dollars in thousands)

Due after 1 year or less .........     $   254         254      15,508      15,578
Due after 1 year through 5 years .       2,022       2,060      43,342      44,648
Due after 5 years through 10 years       7,026       7,380     133,504     137,875
Due after 10 years ...............        --          --       420,650     430,896
                                       -------------------------------------------
                                         9,302       9,694     613,004     628,997
Mortgage-backed securities .......      30,005      30,531      23,298      24,254
                                       -------------------------------------------
                                       $39,307      40,225     636,302     653,251
                                       ===========================================

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $21,633,000 and $20,473,000 were on deposit with regulators as required by law or specific escrow agreement at December 31, 2000 and 1999, respectively.

Components of net investment income are summarized as follows:

                                                 YEAR ENDED DECEMBER 31
                                                 ----------------------
                                            2000            1999           1998
                                            ----            ----           ----
                                                   (dollars in thousands)

Fixed maturities ..................        $36,568         32,096         30,182
Equity securities .................            848            678            477
Surplus note receivable ...........           --             --              235
Cash and cash equivalents .........          1,926          1,707          1,908
                                           -------------------------------------
Investment income .................         39,342         34,481         32,802
                                           -------------------------------------
Investment expenses ...............            427            219            296
                                           -------------------------------------
Net investment income .............        $38,915         34,262         32,506
                                           =====================================


The Company's current investment strategy does not rely on the use of derivative financial instruments.

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

         Cash and cash equivalents:The carrying amounts reported in the balance sheets for these instruments approximate their fair value.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4) LOSSES AND LOSS EXPENSES PAYABLE
      Activity in the liability for losses and loss expenses is summarized as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------
                                                                 2000           1999          1998
                                                                 ----           ----          ----
                                                                     (dollars in thousands)
Losses and loss expenses payable, net of
  reinsurance recoverables, at beginning of year ........     $ 221,682        205,034        194,155
Incurred related to:
  Current year ..........................................       277,805        271,507        255,885
  Prior years ...........................................        (5,638)        (6,878)       (13,591)
                                                              ---------------------------------------
Total incurred ..........................................       272,167        264,629        242,294
                                                              ---------------------------------------
Paid related to:
  Current year ..........................................       164,620        168,512        157,988
  Prior years ...........................................       104,871        100,349         86,671
                                                              ---------------------------------------
Total paid ..............................................       269,491        268,861        244,659
                                                              ---------------------------------------
Impact of pooling change, January 1, 2000, 1999 and
  1998 (note 6) .........................................        12,295          7,633         13,244

Impact of acquisition of Farmers Casualty and Mid-Plains,
  January 1, 1999 (note 1(f)) ...........................          --           13,247           --
                                                              ---------------------------------------
Losses and loss expenses payable, net of
  reinsurance recoverables, at end of year ..............     $ 236,653        221,682        205,034
                                                              =======================================

      The liability for losses and loss expenses decreased by $5,638,000 in 2000, $6,878,000 in 1999 and $13,591,000 in 1998, for claims that had occurred in prior years. The change in the redundancy over the three year period ending December 31, 2000 has resulted primarily from less favorable development in the long-tail lines such as general liability, commercial auto liability, workers' compensation and no-fault insurance. Because of the nature of the business written over the years, the Company's management believes that the Company has limited exposure to environmental claim liabilities.

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

      Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The recoverability of these assets depends on the reinsurers' ability to perform under the reinsurance agreements. The Company evaluates and monitors the financial condition and concentrations of credit risk associated with its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums with other insurers and reinsurers as assets. All reinsurance contracts provide indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Prior to the reinsurance transaction with Mutual under the pooling arrangement, as discussed in note 6(a), the effect of the Company's reinsurance on its balance sheets and income statements, is as follows:


                                                              DECEMBER 31
                                                              -----------
                                                         2000            1999
                                                         ----            ----
                                                       (dollars in thousands)

Losses and loss expenses payable:
  Direct .....................................       $ 229,422          222,152
  Assumed ....................................           5,035            7,710
  Ceded ......................................          (7,930)         (10,807)
                                                     --------------------------
   Net losses and loss expenses payable ......       $ 226,527          219,055
                                                     ==========================

Unearned premiums:
  Direct .....................................       $ 159,173          151,867
  Assumed ....................................           1,214            1,703
  Ceded ......................................          (3,131)          (3,090)
                                                     --------------------------
   Net unearned premiums .....................       $ 157,256          150,480
                                                     ==========================


                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                               2000            1999           1998
                                               ----            ----           ----
                                                     (dollars in thousands)
Written premiums:
  Direct ...............................     $ 439,623        436,150        387,762
  Assumed ..............................         4,678          8,281         13,942
  Ceded ................................       (10,905)       (11,216)       (16,731)
                                             ---------------------------------------
   Net written premiums ................     $ 433,396        433,215        384,973
                                             =======================================

Earned premiums:
  Direct ...............................     $ 432,318        429,577        384,869
  Assumed ..............................         5,166         10,822         14,386
  Ceded ................................       (10,864)       (13,698)       (17,026)
                                             ---------------------------------------
   Net earned premiums .................     $ 426,620        426,701        382,229
                                             =======================================

Losses and loss expenses incurred:
  Direct ...............................     $ 297,757        289,162        266,160
  Assumed ..............................         3,726         10,803         13,644
  Ceded ................................        (2,165)        (9,736)        (8,355)
                                             ---------------------------------------
   Net losses and loss expenses incurred     $ 299,318        290,229        271,449
                                             =======================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) TRANSACTIONS WITH AFFILIATES

(a) REINSURANCE
      State Auto P&C, Milbank, Farmers Casualty and SAIC (the Pooled Subsidiaries) participate in a quota share reinsurance pooling arrangement
(the Pooling Arrangement) with Mutual whereby the Pooled Subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each company's participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

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

      The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer, consequently, there is a concentration of credit risk arising from business ceded to Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The following provides a summary of the reinsurance transactions on the Company's balance sheets and income statements for the Pooling Arrangement between the Pooled Subsidiaries and Mutual:


                                                         DECEMBER 31
                                                         -----------
                                                2000                     1999
                                                ----                     ----
                                                    (dollars in thousands)
Losses and loss expenses payable:
 Ceded ...............................           $(212,614)            (206,258)
 Assumed .............................             222,740              208,885
                                                 ------------------------------
  Net assumed (ceded) ................           $  10,126                2,627
                                                 ==============================
Unearned premiums:
 Ceded ...............................           $(149,854)            (143,514)
 Assumed .............................             141,410              130,820
                                                 ------------------------------
  Net ceded ..........................           $  (8,444)             (12,694)
                                                 ==============================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                  YEAR ENDED DECEMBER 31
                                                  ----------------------
                                          2000                 1999           1998
                                          ----                 ----           ----
                                                    (dollars in thousands)
Written premiums:
 Ceded ...........................     $(405,397)           (403,679)      (359,590)
 Assumed .........................       370,576             356,609        330,410

Earned premiums:
 Ceded ...........................     $(399,057)           (395,698)      (356,638)
 Assumed .........................       367,275             358,700        328,144

Losses and loss expenses incurred:
 Ceded ...........................     $(277,340)           (268,536)      (252,795)
 Assumed .........................       250,189             242,935        223,641


      During 1996, Mutual, State Auto P&C, Milbank and National negotiated a change in their catastrophe reinsurance program. In 1998, Midwest Security, 1999, Farmers Casualty and Mid-Plains, and 2000, SAIC, became parties to the catastrophe reinsurance program. Collectively, these participants in the catastrophe reinsurance program are referred to as the "State Auto Insurance Companies." State Auto P&C assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, Farmers Casualty, SAIC, National and Mid-Plains in the amount of $135 million excess of $120 million. Effective November 2000, the catastrophe reinsurance program was renegotiated whereby State Auto P&C assumed $115 million excess of $120 million. Under this agreement, the Company has assumed from Mutual and its affiliate premiums written and earned of $3,129,000, $2,355,000 and $2,475,000 for 2000, 1999 and 1998, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

      To protect against a catastrophe loss event, in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lender) to provide (effective November 2000) up to $115 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders. This arrangement with the Lenders, SPC and State Auto Financial is a financing arrangement, whereby State Auto Financial would receive cash funding in the event of a catastrophe event as described above. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital proceeds to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC by redeeming the preferred shares over a six-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to put either the preferred shares or the loan(s) outstanding.

(b) INTERCOMPANY BALANCES

      Pursuant to the Pooling Arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the Pooled Subsidiaries. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balance receivables and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual. The Company had off-balance-sheet credit risk of approximately $60 million and $47 million related to premium balances due to Mutual from agents and insureds at December 31, 2000 and 1999, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(c) NOTE PAYABLE
      State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program, at an interest rate of 6.0%. See related footnote at note 9 (b). Principal payment is due on demand after December 31, 2000, with final payment to be received on or prior to December 31, 2005. The interest rate is adjustable annually after the year 2000 to reflect adjustments in the then current prime lending rate as well as State Auto Financial's current financial position. Interest rate for the year 2001 is 5.0%. Interest expense on the loan from Mutual was $2,730,000 and $955,000 in 2000 and 1999, respectively.

(d) MANAGEMENT SERVICES
      Effective January 1, 2000, State Auto P&C began providing management and operation services to Mutual and its insurance affiliate. Revenue relating to these services amounted to $14,654,000 in 2000. Prior to 2000, State Auto P&C provided Mutual and its insurance affiliate executive management services to oversee the insurance operations of these companies. Revenue relating to these services amounted to $4,908,000 and $4,563,000 in 1999 and 1998, respectively. Stateco provides Mutual and its affiliate investment management services. Revenue related to these services amount to $2,940,000, $3,099,000 and $3,037,000 in 2000, 1999 and 1998, respectively.

(e) OTHER TRANSACTIONS
      S.I.S. provides insurance software products and services to Mutual and its affiliate. Revenue relating to these services amount to $900,000, $1,109,000 and $1,048,000 in 2000, 1999 and 1998, respectively, and is included in other income. Effective January 1, 1998, 518 PML began leasing assets to Mutual and its affiliate. Revenue relating to these services amount to $646,000, $567,000 and $268,000 in 2000, 1999 and 1998, respectively and is included in other income.

      State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2000, there has been no adverse development of the liability.

(7) FEDERAL INCOME TAXES
      A reconciliation between actual federal income taxes and the amount computed at the indicated statutory rate is as follows:

                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                      2000                  1999                 1998
                                                     AMOUNT       %        AMOUNT        %      AMOUNT         %
                                                     ------      ---       ------       ---     ------        ---
                                                                      (dollars in thousands)
Amount at statutory rate .........................   $ 21,505      35      19,947          35    17,361        35

Tax-free interest and dividends received deduction     (7,918)    (13)     (6,315)        (11)   (5,423)      (11)
Other, net .......................................        143      --         537           1       170        --
                                                     --------   -----     -------       -----   -------     -----
Effective tax rate ...............................   $ 13,730      22      14,169          25    12,108        24
                                                     ========   =====     =======       =====   =======     =====

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                               DECEMBER 31
                                                               -----------
                                                            2000          1999
                                                            ----          ----
                                                          (dollars in thousands)

Deferred tax assets:
 Unearned premiums not deductible ...................     $ 10,385         9,597
 Losses and loss expenses payable discounting .......        9,219         8,375
 Postretirement benefit liabilities .................       13,035          --
 Other ..............................................        2,110         2,229
                                                          ----------------------
   Total deferred tax assets ........................       34,749        20,201
                                                          ----------------------
Deferred tax liabilities:
 Deferral of policy acquisition costs ...............       11,360        10,128
 Net pension expense ................................       12,628         6,631
 Unrealized holding gain on investments .............       10,940            84
 Other ..............................................        1,311         1,530
                                                          ----------------------
   Total deferred tax liabilities ...................       36,239        18,373
                                                          ----------------------
   Net deferred tax assets (liabilities) ............     $ (1,490)        1,828
                                                          ======================


      The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

      Federal income taxes paid during 2000, 1999 and 1998 were $12,638,000, $12,621,000 and $11,768,000, respectively.

(8) (a) PENSION BENEFIT PLANS
      Prior to 2000, State Auto P&C, Stateco and S.I.S., pursuant to an intercompany agreement, were participants, together with Mutual, in a defined benefit pension plan and a defined contribution plan that covered substantially all employees of Mutual and the Company.

      Effective January 1, 2000, all employees of Mutual, Stateco and S.I.S., became employees of State Auto P&C, under new management agreements effective on that same date. See related discussion at Note (1)(b). Pursuant to the new management agreements, the Company paid cash of approximately $14.6 million to Mutual, equal to the net prepaid pension asset received.

      The assets of the defined benefit pension plan are represented primarily by U.S. government and agency obligations, bonds, and common stocks. The Company's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant's defined average annual compensation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Information regarding the funded status and net periodic pension benefit for the Company's participation in the defined benefit pension plan is as follows:

                                                                                  DECEMBER 31
                                                                                  -----------
                                                                                2000        1999
                                                                                ----        ----
                                                                                 (in thousands)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ....................................   $ 44,016      44,758
Transfer in benefit obligation at beginning of year due to employee transfer     39,586        --
Transfer in benefit obligation at beginning of year due to pooling change ..       --         2,615
Service cost ...............................................................      3,339       2,047
Interest cost ..............................................................      6,728       3,278
Changes in plan provisions .................................................      1,205        --
Actuarial loss .............................................................       (438)     (4,286)
Benefits paid ..............................................................     (7,343)     (4,396)
                                                                               --------      ------
Benefit obligation at end of year ..........................................   $ 87,093      44,016
                                                                               --------      ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year .............................   $ 84,883     75,453
Transfer in plan assets at beginning of year due to employee transfer ......     76,340        --
Transfer in plan assets at beginning of year due to pooling change .........       --         4,313
Actual return on plan assets ...............................................      8,778       9,513
Benefits paid ..............................................................     (7,343)     (4,396)
                                                                               --------------------
Fair value of plan assets at end of year ...................................    $162,658      84,883
                                                                               --------------------

Funded status ..............................................................   $ 75,565      40,867
Unrecognized net actuarial gain ............................................       (846)    (22,441)
Unrecognized prior service cost ............................................      2,470       1,472
Unrecognized transition asset ..............................................    (39,451)       (967)
                                                                               --------------------
Net prepaid pension expense ................................................   $ 37,738      18,931
                                                                               ====================

                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                                 2000         1999         1998
                                                 ----         ----         ----
                                                       (in thousands)

COMPONENTS OF NET PERIODIC BENEFIT
Service cost ............................     $ 3,339        2,047        1,686
Interest cost ...........................       6,728        3,278        2,977
Expected return on plan assets ..........     (13,391)      (6,125)      (5,430)
Amortization of prior service cost ......         207          114          114
Amortization of transition asset ........        (121)        (124)        (121)
Amortization of net (gain) or loss ......        (930)           7           (8)
                                              ---------------------------------
Net periodic benefit ....................     $(4,168)        (803)        (782)
                                              =================================

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                      2000         1999         1998
                                                      ----         ----         ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate ................................        8.00%        8.00%        7.00%
Expected long-term rate of return on assets ..        9.00%        9.00%        9.00%
Rates of increase in compensation levels .....        5.00%        5.00%        4.50%

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
  (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Effective January 1, 2000, the net prepaid pension expense is carried on the financial statements of the Company and the annual periodic pension benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2000 net periodic benefit was $2.5 million.

      The Company maintains a defined contribution plan that covers substantially all employees of the Company. Contributions to the plan are based on employee contributions and the level of Company match. The Company's share of the expense under the plan totaled $890,000, $852,000 and $782,000 for the years 2000, 1999 and 1998, respectively.

(b) POSTRETIREMENT BENEFITS

      In addition to pension benefits, the Company provides certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company's employees may become eligible for these benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service.

      Prior to 2000, State Auto P&C, Stateco and S.I.S., pursuant to an intercompany agreement, were participants, together with Mutual, in a postretirement medical and life insurance benefit plan. The postretirement benefit obligation was immaterial to the consolidated balance sheet prior to 2000.

      Effective January 1, 2000, all employees of Mutual, Stateco and S.I.S., became employees of State Auto P&C, under new management agreements effective on that same date. See related discussion at Note (1)(b). Pursuant to the new management agreements, the Company received cash of approximately $49.6 million from Mutual, equal to the funded status of the postretirement obligation assumed.

      Plan assets are primarily composed of mutual funds and government securities.

      The following table presents the funded status for the Company's postretirement benefit obligation and the amounts recognized in the consolidated balance sheet as of December 31, 2000 (in thousands):

                                                                                      2000
                                                                                      ----

CHANGE IN BENEFIT OBLIGATION
   Obligation at January 1 ....................................................     $  1,064
   Transfer in benefit obligation at beginning of
    year due to employee transfer .............................................       46,045
   Service cost ...............................................................        1,242
   Interest cost ..............................................................        3,205
   Actuarial gain .............................................................       (5,247)
   Employee contributions .....................................................       (1,400)
                                                                                    --------
   Obligation at December 31 ..................................................     $ 44,909
                                                                                    ========

CHANGE IN FAIR VALUE OF PLAN ASSETS
   Fair value of plan assets at January 1 .....................................     $   --
   Transfer of plan assets at beginning of year due to employee transfer ......        1,479
   Expected return on assets ..................................................          126
   Loss on assets .............................................................          (37)
                                                                                    --------
   Fair value of plan assets at December 31 ...................................     $  1,568
                                                                                    ========

FUNDED STATUS
   Funded status at December 31 ...............................................     $(43,341)
   Unrecognized transition asset ..............................................          (41)
   Unrecognized gain ..........................................................      (12,099)
                                                                                    --------
   Accrued liability at December 31 ...........................................     $(55,841)
                                                                                    ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
  (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      An 8.0% weighted average discount rate was used for 2000 to determine the accumulated postretirement benefit obligation. An 8.5% weighted average rate was used for 2000 to determine the long-term rate of return on plan assets. Net periodic pension costs for the postretirement plan for the year ended December 31, 2000 include the following components:

                                                                         2000
                                                                         ----

Service cost ...............................................            $ 1,242
Interest cost ..............................................              3,205
Expected return on assets ..................................               (126)
Amortization of unrecognized amounts .......................               (495)
                                                                       --------
Net periodic benefit cost ..................................            $ 3,826
                                                                       ========

      The assumed rate of future increases in per capita cost of health care benefits was 10% for the first year and grading down 1% per year to an ultimate rate of 5%. The health care cost trend rate assumption affects the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by approximately $6,100,000 and would increase the medical service and interest cost by approximately $800,000.

(9) STOCKHOLDERS' EQUITY

(a) STOCK SPLIT
      On June 2, 1998, State Auto Financial's authorized capital was increased to 100,000,000 shares of common stock and State Auto Financial's Board of Directors declared a two-for-one common stock split. The financial statements, notes and other references to share information and per share data have been given retroactive effect to reflect the stock split for all periods presented.

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

      In May 2000, State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2000, State Auto Financial has repurchased 25,122 shares from the public. Repurchases during 2000 were funded through dividends from subidiaries.

(c) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL
      INFORMATION
      State Auto P&C, Milbank, Farmers Casualty, SAIC and National are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $44.9 million is available for payment to State Auto Financial in 2001 without prior approval.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
  (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:

                                                                          DECEMBER 31
                                                                          -----------
                                                                      2000          1999
                                                                      ----          ----
                                                                     (dollars in thousands)

Statutory capital and surplus of insurance subsidiaries ......     $ 325,532        283,233
Net assets of noninsurance parent and affiliates .............       (25,744)       (21,378)
                                                                   ------------------------
                                                                     299,788        261,855
Increases (decreases):
  Deferred policy acquisition costs ..........................        32,458         28,936
  Losses and loss expenses payable ...........................        13,403         13,505
  Net prepaid pension expense ................................        37,738         18,945
  Postretirement benefit liability ...........................       (18,478)          --
  Deferred federal income taxes ..............................        (1,854)         1,636
  Excess of statutory loss liabilities over case basis amounts         2,567          4,856
  Fixed maturities at fair value .............................        17,250        (15,204)
  Goodwill ...................................................         2,270          2,529
  Other, net .................................................           917            629
                                                                   ------------------------
  Stockholders' equity per accompanying consolidated
    financial statements .....................................      $386,059        317,687
                                                                    =======================




                                                            YEAR ENDED DECEMBER 31
                                                            ----------------------
                                                       2000          1999          1998
                                                      ------        ------        ------
                                                            (dollars in thousands)

Statutory net income of insurance subsidiaries .     $ 43,991        36,601        28,696
Net income of noninsurance parent and affiliates        1,125         2,944         3,227
                                                     ------------------------------------
                                                       45,116        39,545        31,923

Increases (decreases):
  Deferred policy acquisition costs ............        3,522         3,407         2,359
  Losses and loss expenses payable .............         (103)           15         1,947
  Net prepaid pension expense ..................          640         2,578         1,791
  Postretirement benefit expense ...............       (1,150)         --            --
  Deferred federal income taxes ................          401        (2,265)          279
  Goodwill amortization ........................         (258)         (258)         (198)
  Other, net ...................................         (454)         (206)         (604)
                                                     ------------------------------------
  Net income per accompanying consolidated
   financial statements ........................     $ 47,714        42,816        37,497
                                                     ====================================


      In March 1998, the National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual for insurance companies in a process referred to as Codification. The revised manual became effective January 1, 2001. The revised manual has changed, to some extent, prescribed statutory insurance accounting practices and will result in changes to the accounting practices that the insurance subsidiaries of State Auto Financial use to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting principles adopted to conform to the revised Accounting Practices and Procedures Manual will be reported as an adjustment to statutory surplus as of January 1, 2001. The Company estimates that the adoption of Codification, as of January 1, 2001, will increase statutory surplus of the insurance subsidiaries of State Auto Financial by approximately $26.8 million.

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

(11) STOCK INCENTIVE PLANS

   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock incentive plans. For stock options granted to employees of Mutual in 1999, the Company also followed APB 25 and related Interpretations, as the Company deemed such employees to be common law employees of the Company. Compensation cost charged against operations in 2000 and 1999 were $31,000 and $137,000, respectively, for those employee stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant. Had compensation cost for the Company's plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company's pro forma net earnings and net earnings per share information would have been as follows:


                                                  2000        1999        1998
                                                  ----        ----        ----
                                                      (in thousands, except
                                                       per share figures)


Pro forma net earnings .......................  $ 45,784     41,414      35,700

Pro forma net earnings per common share
    Basic ....................................  $   1.19       1.02        0.85
    Diluted ..................................  $   1.17       1.00        0.83


   The fair value of options granted in 2000, 1999 and 1998 were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

                                                  2000        1999        1998
                                                  ----        ----        ----
     Fair value ..............................   $4.66       $4.49        $6.10
     Dividend yield ..........................     .90%        .90%         .75%
     Risk free interest rate .................    6.51%       5.77%        5.31%
     Expected volatility factor ..............     .34         .32          .31
     Expected life (years) ...................     7.2         5.7          6.6


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

   The Company has stock option plans for certain directors and key employees. The nonemployee directors' plan provides each nonemployee director an option to purchase 1,500 shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the last business day prior to the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The key employee's plan provides that qualified stock options

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 5,000,000 shares of common stock under this plan. These options are exercisable at such time or times as may be determined by a committee of the Company's Board of Directors. Normally, for certain employees these options are exercisable from 1 to 10 years from date of grant and 3 to 10 years for remaining employees.

   The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2,400,000 shares of common stock under this plan. At December 31, 2000, 1,699,000 shares have been purchased under this plan.

   The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 400,000 shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted and vested under this plan have a 10-year term. The Company has accounted for the plan in its accompanying financial statements at fair value. The fair value of options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions for 2000 and 1999, respectively, were as follows: fair value of $10.91 and $4.02; dividend yield of .90% for both years; expected volatility factor of .32 and .30; risk-free interest rate of 5.19% and 6.80%; and expected life of the option of 9.0 and 9.7 years. Expense of $493,000 and $105,000 associated with this plan was recognized in 2000 and 1999, respectively.

   A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 2000, 1999 and 1998, follows:

                                            2000                         1999                        1998
                                  --------------------------   --------------------------  --------------------------
                                          WEIGHTED - AVERAGE           WEIGHTED - AVERAGE          WEIGHTED - AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                  -------    --------------    -------   --------------    -------    --------------
                                                   (numbers in thousands, except per share figures)

Outstanding, beginning
of year                             2,546        $ 7.76         2,272        $ 6.76         2,019        $ 5.04
  Granted                             492         10.29           453         11.24           339         16.31
  Exercised                          (129)         4.32          (165)         3.34           (86)         4.02
  Canceled                            (57)        11.15           (14)        10.52            --            --
                                   ------                       -----                       -----
Outstanding, end of year            2,852          8.28         2,546          7.76         2,272          6.76
                                   ======                       =====                       =====

A summary of information pertaining to options outstanding and exercisable as of December 31, 2000 follows:

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   -------------------------------------------------    ----------------------------
                                            WEIGHTED - AVERAGE
                                                REMAINING         WEIGHTED - AVERAGE              WEIGHTED - AVERAGE
RANGE OF EXERCISE PRICES           NUMBER    CONTRACTUAL LIFE       EXERCISE PRICE     NUMBER      EXERCISE PRICE
- ------------------------           ------    ----------------       --------------     ------      --------------
                                                  (numbers in thousands, except per share figures)

     Less than $5.00                  734           2.0                $ 3.98            734            $ 3.98
     $5.01 - $10.00                 1,004           4.9                  6.66            961              6.56
     Greater than $10.01            1,114           8.5                 12.58            537             13.89
                                    -----                                              -----
                                    2,852           5.5                  8.28          2,232              7.47
                                    =====                                              =====

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12) NET EARNINGS PER COMMON SHARE
The following table sets forth the compilation of basic and diluted net earnings per common share:

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
                                                              (in thousands,
                                                          except per share data)

Numerator:
  Net earnings for basic and diluted earnings
    per common share ..................................  $47,714  42,816  37,497
                                                         -----------------------
Denominator:
  Weighted average shares for basic net earnings
    per common share ..................................   38,427  40,780  41,887
  Effect of dilutive stock options ....................      693     746   1,014
                                                         -----------------------
  Adjusted weighted average shares for
    diluted net earnings per common share .............   39,120  41,526  42,901
                                                         =======================
Basic net earnings per common share ...................  $  1.24    1.05    0.89
                                                         =======================
Diluted net earnings per common share .................  $  1.21    1.03    0.87
                                                         =======================


(13) OTHER COMPREHENSIVE INCOME
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

                                               YEAR ENDED DECEMBER 31, 2000
                                               ----------------------------
                                           BEFORE-TAX  TAX (EXPENSE)  NET-OF-TAX
                                             AMOUNT      OR BENEFIT    AMOUNT
                                             ------      ----------    ------
                                                       (in thousands)

Net unrealized holding gains on
  securities:
  Unrealized holding gains arising
    during 2000 ...........................  $36,272      (12,695)      23,577
  Reclassification adjustments for gains
    realized in net income ................   (5,255)       1,839       (3,416)
                                             ---------------------------------
  Net unrealized holding gains ............   31,017      (10,856)      20,161
                                             ---------------------------------
Other comprehensive income ................  $31,017      (10,856)      20,161
                                             =================================

                                                YEAR ENDED DECEMBER 31, 1999
                                                ----------------------------
                                          BEFORE-TAX   TAX (EXPENSE)  NET-OF-TAX
                                            AMOUNT       OR BENEFIT     AMOUNT
                                            ------       ----------     ------
                                                       (in thousands)

Net unrealized holding losses on
  securities:
  Unrealized holding losses arising
    during 1999 ........................... $(28,361)       9,926       (18,435)
  Reclassification adjustments for gains
    realized in net income ................   (2,593)         908        (1,685)
                                            -----------------------------------
  Net unrealized holding losses ...........  (30,954)      10,834       (20,120)
                                            -----------------------------------
Other comprehensive loss .................. $(30,954)      10,834       (20,120)
                                            ===================================


                                                YEAR ENDED DECEMBER 31, 1998
                                                ----------------------------
                                          BEFORE-TAX   TAX (EXPENSE)  NET-OF-TAX
                                            AMOUNT       OR BENEFIT     AMOUNT
                                            ------       ----------     ------
                                                       (in thousands)

Net unrealized holding gains on
  securities:
  Unrealized holding gains arising
    during 1998 ...........................  $11,410       (3,993)        7,417
  Reclassification adjustments for gains
    realized in net income ................   (2,925)       1,023        (1,902)
                                             ----------------------------------
  Net unrealized holding gains ............    8,485       (2,970)        5,515
                                             ----------------------------------
Other comprehensive income ................  $ 8,485       (2,970)        5,515
                                             ==================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14) REPORTABLE SEGMENTS
   The Company has four reportable segments: standard insurance, nonstandard insurance, investment management services and management and operations services (prior to 2000, executive insurance management services). The standard insurance segment provides personal and commercial insurance to its policyholders. Its principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. The nonstandard insurance segment provides personal automobile insurance to policyholders that are typically rejected or canceled by standard insurance carriers because of poor loss experience or a history of late payment of premiums. Both the standard and nonstandard insurance segments operate primarily in the Midwest and Eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. The investment management services segment manages the investment portfolios of affiliated insurance companies. The management and operations services segment provides employee services and manages the day to day operations of all affiliated Companies.

   The Company evaluates performance and allocates resources based on profit or loss from operations, excluding net realized gains on investments on the Company's investment portfolio, before federal income taxes. The Company does not allocate assets to the management and operations services segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

   Intersegment sales and transfers are priced at estimated market value.

   The reportable segments are business units that are each managed separately because of the differences in products or service they offer and type of customer they serve.

   Revenue from segments in the other category is attributable to three other operating segments of the Company; an insurance software development and resale segment, a premium finance segment and a property management and leasing segment. These segments have never met the quantitative thresholds for individual presentation as reportable segments.

The following provides financial information regarding the Company's reportable segments:

                                                2000        1999         1998
                                                ----        ----         ----
                                                       (in thousands)

REVENUES FROM EXTERNAL CUSTOMERS:
  Standard insurance ......................   $406,602     392,557     360,601
  Nonstandard insurance ...................     29,595      32,973      27,064
  Investment management services ..........      3,360       3,371       3,328
  Management and operations services ......     14,654       5,628       4,909
  All other ...............................      3,227       3,537       2,906
                                              --------------------------------
Total revenues from external customers ....    457,438     438,066     398,808

Intersegment revenues:
  Standard insurance ......................        162         120          90
  Investment management services ..........      2,884       2,575       2,363
  Management and operations services ......      4,303       1,451       1,060
  All other ...............................      1,744       1,676       1,167
                                              --------------------------------
Total intersegment revenues ...............      9,093       5,822       4,680
                                              --------------------------------
Total revenue .............................    466,531     441,578     403,488
                                              --------------------------------

Reconciling items:
  Intersegment revenues ...................     (9,093)     (5,822)     (4,680)
  Corporate revenues ......................         81         250         326
  Net realized gains on investment ........      5,255       2,555       2,925
                                              --------------------------------
Total consolidated revenues ...............   $462,774     440,871     402,059
                                              ================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                  2000        1999        1998
                                                  ----        ----        ----
                                                        (in thousands)

SEGMENT PROFIT (LOSS):
  Standard insurance .........................  $ 35,579     41,146     34,341
  Nonstandard insurance ......................      (116)     1,647      1,313
  Investment management services .............     5,354      5,191      4,908
  Management and operations services .........    17,552      6,330      5,290
  All other ..................................       905      1,238      1,323
                                                ------------------------------
  Total segment profit .......................    59,274     55,552     47,175

Reconciling items:
  Corporate expenses .........................    (3,085)    (1,122)      (495)
  Net realized gains on investment ...........     5,255      2,555      2,925
                                                ------------------------------
Total consolidated income before federal
  income taxes ...............................  $ 61,444     56,985     49,605
                                                ==============================

NET INVESTMENT INCOME:
  Standard insurance .........................  $ 33,436     29,060     27,710
  Nonstandard insurance ......................     1,899      1,839      1,383
  Investment management services .............       360        272        292
  All other ..................................       244        268        432
                                                ------------------------------
Total net investment income ..................    35,939     31,439     29,817

Reconciling items:
  Corporate net investment income ............        81        249        326
  Reclassification adjustments in
    consolidation ............................     2,895      2,574      2,363
                                                ------------------------------
Total consolidated net investment income .....  $ 38,915     34,262     32,506
                                                ==============================

SEGMENT ASSETS:
  Standard insurance .........................  $850,080    708,384    641,195
  Nonstandard insurance ......................    48,811     44,670     37,997
  Investment management services .............     6,879      6,367      7,449
  All other ..................................    15,543     14,940     15,741
                                                --------    -------    -------
  Total segment assets .......................   921,313    774,361    702,382

Reconciling items:
  Corporate assets ...........................     1,150      1,223     10,979
  Reclassification adjustments in
    consolidation ............................   (24,357)   (15,639)    (3,583)
                                                --------    -------    -------
Total consolidated assets ....................  $898,106    759,945    709,778
                                                ========    =======    =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Revenues from external customers include the following products and services:

                                                                             2000                  1999                  1998
                                                                             ----                  ----                  ----
                                                                                              (in thousands)
Earned premiums
Standard insurance:
  Automobile ........................................................       $203,967              204,155              186,283
  Homeowners and farmowners .........................................         67,247               63,666               57,983
  Commercial multi-peril ............................................         25,349               23,902               21,791
  Workers' compensation .............................................         10,628               10,764               12,006
  Fire and allied ...................................................         27,848               25,763               23,698
  Other and products liability ......................................         21,924               20,052               17,313
  Other lines .......................................................         13,603               12,873               11,545
                                                                            --------------------------------------------------
Total standard insurance earned premiums ............................        370,566              361,175              330,619
Total nonstandard insurance earned premiums .........................         27,401               30,883               25,591
                                                                            --------------------------------------------------
Total earned premiums ...............................................        397,967              392,058              356,210
Investment management services ......................................          2,940                3,099                3,036
Management and operations services ..................................         14,654                4,908                4,563
Net investment income ...............................................         38,834               34,012               32,180
Other income ........................................................          3,043                3,989                2,819
                                                                            --------------------------------------------------
Total revenues from external customers ..............................       $457,438              438,066              398,808
                                                                            ==================================================

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

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                              2000
                                                                                              ----
                                                                                    FOR THREE MONTHS ENDED
                                                                                    ----------------------
                                                                MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                                ---------         --------       -------------      ------------

                                                                    (dollars in thousands, except per share amounts)

Total revenues ............................................     $116,461           113,953           116,328           116,032
Income before federal income taxes ........................       18,584            16,512             9,131            17,217
Net earnings ..............................................       13,683            12,494             8,006            13,531
Net earnings per common share (note 9a):
   Basic ..................................................         0.35              0.33              0.21              0.35
   Diluted ................................................         0.35              0.32              0.20              0.34
                                                                ==============================================================


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                            1999
                                                                                            ----
                                                                                    FOR THREE MONTHS ENDED
                                                                                    ----------------------
                                                                MARCH 31,         JUNE 30,       SEPTEMBER 30,       DECEMBER 31,
                                                                ---------         --------       -------------       ------------
                                                                        (dollars in thousands, except per share amounts)

Total revenues .............................................    $110,931           111,186           110,469           108,294
Income before federal income taxes .........................      14,661            13,767            10,666            17,891
Net earnings ...............................................      10,880            10,369             8,532            13,035
Net earnings per common share (note 9a):
   Basic ...................................................        0.25              0.25              0.22              0.33
   Diluted .................................................        0.25              0.25              0.21              0.32
                                                                 ==============================================================

(16) CONTINGENCIES
        The Company's insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policy(ies). In the opinion of management, the effects, if any, of such litigation and published court decisions are not expected to be material to the consolidated financial statements.

(17) SUBSEQUENT EVENT
        The Ohio Department of Insurance (the "Department") has requested that Mutual, starting with the quarter beginning January 1, 2001, file an analysis on a quarterly basis with the Department that justifies the apportionment of the service fee paid by Mutual to State Auto P&C under the accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses. The Company believes that its accounting for such service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by Company.

        During 2000, service fee revenue, included in management services income from affiliates in the accompanying financial statements, paid by Mutual accounted for $14,538,000 or 3.1 percent of total revenues and $0.24 on a basic and diluted earnings per share, after tax, basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2000, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LISTING OF FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

         Report of Independent Auditors
         Consolidated Balance Sheets as of
             December 31, 2000 and 1999
         Consolidated Statements of Income for
             each of the three years in the
             period ended December 31, 2000
         Consolidated Statements of Stockholders'
             Equity for each of the three years in
             the period ended December 31, 2000
         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
         Notes to Consolidated Financial Statements

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of the Company for the years 2000, 1999, and 1998, are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.


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

(a)(3) LISTING OF EXHIBITS

                                                                                   If incorporated by reference document
Exhibit No.                    Description of Exhibit                         with which Exhibit was previously filed with SEC
- -----------                    ----------------------                    ----------------------------------------------------------
3(A)(1)       State Auto Financial Corporation's Amended and Restated    1933 Act Registration Statement No. 33-40643 on Form S-1
              Articles of Incorporation                                  (see Exhibit 3(a) therein)

3(A)(2)       State Auto Financial Corporation's Amendment to the        1933 Act Registration Statement No. 33-89400 on Form S-8
              Amended and Restated Articles of Incorporation             (see Exhibit 4(b) therein)

3(A)(3)       State Auto Financial Corporation Certificate of            Form 10-K Annual Report for the year ended December 31,
              Amendment to the Amended and Restated Articles of          1998 (see Exhibit 3(A)(3) therein)
              Incorporation as of June 2, 1998

3(B)          State Auto Financial Corporation's Amended and Restated    1933 Act Registration Statement No. 33-40643 on Form S-1
              Code of Regulations                                        (see Exhibit 3(b) therein)

4             State Auto Financial Corporation's Amended and Restated    Form 10-K Annual Report for the year ended December 31,
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of   1992 (see Exhibit 3(A) and 3(B) therein)
              the Company's Amended and Restated Code of Regulations

10(A)         Guaranty Agreement between State Automobile Mutual         1933 Act Registration Statement No. 33-40643 on Form S-1
              Insurance Company and State Auto Property and Casualty     (see Exhibit 10 (d) therein)
              Insurance Company dated as of May 16, 1991

10(B)         Form of Indemnification Agreement between State Auto       1933 Act Registration Statement No. 33-40643 on Form S-1
              Financial Corporation and each of its directors            (see Exhibit 10 (e) therein)

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

10(D)*        Non-Qualified Deferred Compensation Plan                   1933 Act Registration Statement No. 33-40643 on Form S-1
                                                                         (see Exhibit 10 (g) therein)

10(E)*        1991 Stock Option Plan                                     1933 Act Registration Statement No. 33-40643 on Form S-1
                                                                         (see Exhibit 10 (h) therein)

10(F)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No. 33-89400 on Form S-8
                                                                         (see Exhibit 4 (a) therein)

10(G)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No. 33-40643 on Form S-1
                                                                         (see Exhibit 10 (i) therein)


- ---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                   If incorporated by reference document
Exhibit No.                    Description of Exhibit                         with which Exhibit was previously filed with SEC
- -----------                    ----------------------                    ----------------------------------------------------------
10(H)          License Agreement between State Automobile Mutual         1933 Act Registration Statement No. 33-40643 on Form S-1
               Insurance Company and Policy Management Systems           (see Exhibit 10 (k) therein)
               Corporation dated December 28, 1984

10(I)          Investment Management Agreement between Stateco           Form 10-K Annual Report for the year ended December 31,
               Financial Services, Inc. and State Automobile Mutual      1992 (see Exhibit 10 (N) therein)
               Insurance Company, effective April 1, 1993


10(J)*         Supplemental Executive Retirement Income Plan effective   Form 10-K Annual Report for the year ended December 31,
               December 1, 1992                                          1992 (see Exhibit 10(O) therein)


10(K)*         State Auto Insurance Companies Directors' Deferred        Form 10-K Annual Report for year ended December 31, 1995
               Compensation Plan                                         (see Exhibit 10(S) therein)

10(L)*         State Auto Insurance Companies Amended and  Restated      Registration  Statement on Form S-8,  File
               Non-Qualified Incentive Deferred Compensation Plan        No. 333-56338 (see Exhibit 4(e) therein)

10(M)*         Amendment Number 2 to the 1991 Stock Option Plan          Form 10-K Annual Report for the year ended December 31,
                                                                         1996 (see Exhibit 10(DD) therein)

10(N)*         Amendment Number 1 to the 1991 Directors' Stock           Form 10-K Annual Report for the year ended December 31,
               Option Plan                                               1996 (see Exhibit 10(EE) therein)

10(O)          Option Agreement between State Auto Mutual and State      Form 10-K Annual Report for the year ended December 31,
               Auto Financial dated March 11, 1997                       1996 (see Exhibit 10(FF) therein)

10(P)          Agreement and Plan of Reorganization dated July 7,        Form 8-K filed on July 7, 1998 (see Exhibit 10(JJ)
               1998, by and among State Auto Financial Corporation,      therein)
               SAF Acquisition Corp., State Automobile Mutual
               Insurance Company and Milbank Insurance Company and
               the Closing Agreement dated July 7, 1998

10(Q)          Credit Agreement dated as of June 1, 1999 between         Form 10-Q for the period ended June 30, 1999 (see
               State Auto Financial Corporation and State Automobile     Exhibit 10(LL) therein)
               Mutual Insurance Company

10(R)          $135,000,000 Credit Agreement among SAF Funding           Form 10-K Annual Report for the year ended December 31,
               Corporation, as Borrower, the Lenders and Bank One,       1999 (see Exhibit 10(T) therein)
               NA as Agent dated as of November 19, 1999


10(S)          Put Agreement among State Automobile Mutual Insurance     Form 10-K Annual Report for the year ended December 31,
               Company, State Auto Financial Corporation and Bank        1999 (see Exhibit 10(U) therein)
               One, NA as Agent dated as of November 19, 1999

10(T)          Standby Purchase Agreement between State Auto             Form 10-K Annual Report for the year ended December 31,
               Financial Corporation and SAF Funding Corporation         1999 (see Exhibit 10(V) therein)
               dated as of November 19, 1999

- ---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                   If incorporated by reference document
Exhibit No.                    Description of Exhibit                         with which Exhibit was previously filed with SEC
- -----------                    ----------------------                    ----------------------------------------------------------
 10(U)          Reinsurance Pooling Agreement amended and restated as    Form 10-K Annual Report for the year ended December 31,
                of January 1, 2000 by and among State Automobile         1999 (see Exhibit 10(W) therein)
                Mutual Insurance Company, State Auto Property and
                Casualty Insurance Company, Milbank Insurance
                Company, Midwest Security Insurance Company, Farmers
                Casualty Insurance Company and State Auto Insurance
                Company

 10(V)          Management and Operations Agreement as of January 1,     Form 10-K Annual Report for the year ended December 31,
                2000 among State Automobile Mutual Insurance Company,    1999 (see Exhibit 10(X) therein)
                State Auto Financial Corporation, State Auto Property
                and Casualty Insurance Company, State Auto National
                Insurance Company, Milbank Insurance Company, State
                Auto Insurance Company, Stateco Financial Services,
                Inc., Strategic Insurance Software, Inc., 518
                Property Management and Leasing, LLC

 10(W)          Property Catastrophe Overlying Excess of Loss            Form 10-K Annual Report for the year ended December 31,
                Reinsurance contract issued to State Automobile          1999 (see Exhibit 10(Y) therein)
                Mutual Insurance Company, State Auto National
                Insurance Company, Milbank Insurance Company, Midwest
                Security Insurance Company, Farmers Casualty
                Insurance Company, Mid-Plains Insurance Company by
                State Auto Property and Casualty Insurance Company

 10(X)          First Amendment to the Management and Operations         Form 10-K Annual Report for the year ended December 31,
                Agreement effective January 1, 2000 among State          1999 (see Exhibit 10(Z) therein)
                Automobile Mutual Insurance Company, State Auto
                Financial Corporation, State Auto Property and
                Casualty Insurance Company, State Auto National
                Insurance Company, Milbank Insurance Company, State
                Auto Insurance Company, Stateco Financial Services,
                Inc., Strategic Insurance Software, Inc. and 518
                Property Management and Leasing, LLC


 10(Y)          First Amendment to the June 1, 1999 Credit Agreement     Form 10-K Annual Report for the year ended December 31,
                dated November 1, 1999 between State Auto Financial      1999 (see Exhibit 10(AA) therein)
                Corporation and State Automobile Mutual Insurance
                Company

 10(Z)          Second amendment to the June 1, 1999 Credit Agreement    Form 10-Q for the period ended March 31,
                dated December 1, 1999 between State Auto Financial      2000 (see Exhibit 10(BB) therein)
                Corporation and State Automobile Mutual Insurance
                Company

 10(AA)         Audit Committee Charter                                  Included herein

 10(BB)*        Employment Agreement and Executive Agreement between     Included herein
                State Auto Financial Corporation and Robert H. Moone

 10(CC)*        Form of Executive Agreement between State Auto           Included herein
                Financial Corporation and certain executive officers

 10(DD)         First Amendment to the Reinsurance Pooling Agreement     Included herein
                Amended and Restated as of January 1, 2000 by and
                among State Auto Property and Casualty Insurance
                Company, State Automobile Mutual Insurance Company,
                Milbank Insurance Company, Midwest Security Insurance
                Company, Farmers Casualty Insurance Company and State
                Auto Insurance Company

- ---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                   If incorporated by reference document
Exhibit No.                    Description of Exhibit                         with which Exhibit was previously filed with SEC
- -----------                    ----------------------                    ----------------------------------------------------------
 10(EE)         Addendum No. 1 of the Property Catastrophe Overlying     Included herein
                Excess of Loss Reinsurance Contract by and among
                State Auto Property and Casualty Insurance Company,
                State Automobile Mutual Insurance Company, State Auto
                National Insurance Company, Milbank Insurance
                Company, Midwest Security Insurance Company, Farmers
                Casualty Insurance Company, Mid-Plains Insurance
                Company and State Auto Insurance Company dated
                November 17, 2000

 10(FF)*        2000 Stock Option Plan                                   Definitive Proxy Statement on Form DEF 14A, File No.
                                                                         000-19289, for Annual Meeting of Shareholders held on May
                                                                         26, 2000 (see Appendix A therein)

 10(GG)*        2000 Directors Stock Option Plan                         Definitive Proxy Statement on Form DEF 14A, File No.
                                                                         000-19289, for Annual Meeting of Shareholders held on May
                                                                         26, 2000 (see Appendix B therein)

 21             List of Subsidiaries of State Auto Financial             Included herein
                Corporation

 23             Consent of Independent Auditors                          Included herein

24(A)           Powers of Attorney - William J. Lhota, Urlin G.          Form 10-Q for the period ended June 30, 1997 (see
                Harris, Jr., Paul W. Huesman, George R. Manser, and      Exhibit 24(C) therein)
                David J. D'Antoni

24(B)           Power of Attorney - John R. Lowther                      Form 10-Q for the period  ended March 31, 1998 (see
                                                                         Exhibit 24(D) therein)

24(C)           Power of Attorney - Robert H. Moone                      Form 10-K Annual Report for the year ended December 31,
                                                                         1998 (see Exhibit 24(E) therein)

24(D)           Power of Attorney - Richard K. Smith                     Included herein

- ---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit



(b)      REPORTS ON FORM 8-K

         The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 2000.

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

                                   STATE AUTO FINANCIAL CORPORATION

Dated: April 2 2001                   /s/Robert H. Moone
                                      ----------------------------------
                                      Robert H. Moone

                                      Chairman, President and Chief Executive
                                        Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                        Title                                 Date
         ----                                        -----                                 ----
 /s/Steven J. Johnston                      Chief Financial Officer,                    April 2, 2001
- -------------------------------------       Senior Vice President, Treasurer
 Steven J. Johnston                         (principal financial officer
                                            and principal accounting
                                            officer)

 John R. Lowther*                           Secretary and Director                      April 2, 2001
- ------------------------------------
 John R. Lowther

 Urlin G. Harris, Jr.*                      Director                                    April 2, 2001
- ------------------------------------
 Urlin G. Harris, Jr.

 David J. D'Antoni*                         Director                                    April 2, 2001
- ------------------------------------
 David J. D'Antoni

 Paul W. Huesman*                           Director                                    April 2, 2001
- ------------------------------------
 Paul W. Huesman

 William J. Lhota*                          Director                                    April 2, 2001
- ------------------------------------
 William J. Lhota

 George R. Manser*                          Director                                    April 2, 2001
- ------------------------------------
 George R. Manser

 Richard K. Smith*                          Director                                    April 2, 2001
- ------------------------------------
 Richard K. Smith

 /s/Robert H. Moone                         Chairman, President and                     April 2, 2001
- ------------------------------------        Chief Executive Officer
 Robert H. Moone                            (principal executive officer)

         *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven J. Johnston                                             April 2, 2001
- ------------------------------------
Steven J. Johnston
Attorney in Fact

                                   Item 14(c)
                                  Exhibit Index


(a)(3)  LISTING OF EXHIBITS
        -------------------

                                                                           If incorporated by reference document with
Exhibit No.                Description of Exhibit                          which Exhibit was previously filed with SEC
- -----------                ----------------------                          -------------------------------------------
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

3(A)(3)       State Auto Financial Corporation Certificate of              Form 10-K Annual Report for the year
              Amendment to the Amended and Restated Articles of            ended December 31, 1998 (see Exhibit
              Incorporation as of June 2, 1998                             3(A)(3) therein)

3(B)          State Auto Financial Corporation's Amended and Restated      1933 Act Registration Statement No.
              Code of Regulations                                          33-40643 on Form S-1 (see Exhibit 3(b)
                                                                           therein)

4             State Auto Financial Corporation's Amended and Restated      Form 10-K Annual Report for the year
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of     ended December 31, 1992 (see Exhibit
              the Company's Amended and Restated Code of Regulations       3(A) and 3(B) therein)

10(A)         Guaranty Agreement between State Automobile Mutual           1933 Act Registration Statement No.
              Insurance Company and State Auto Property and Casualty       33-40643 on Form S-1 (see Exhibit 10
              Insurance Company dated as of May 16, 1991                   (d) therein)

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

10(D)*        Non-Qualified Deferred Compensation Plan                     1933 Act Registration Statement No.
                                                                           33-40643 on Form S-1 (see Exhibit 10
                                                                           (g) therein)

10(E)*        1991 Stock Option Plan                                       1933 Act Registration Statement No.
                                                                           33-40643 on Form S-1 (see Exhibit 10
                                                                           (h) therein)

10(F)*        Amendment Number 1 to the 1991 Stock Option Plan             1933 Act Registration Statement No.
                                                                           33-89400 on Form S-8 (see Exhibit 4 (a)
                                                                           therein)

10(G)*        1991 Directors' Stock Option Plan                            1933 Act Registration Statement No.
                                                                           33-40643 on Form S-1 (see Exhibit 10
                                                                           (i) therein)

- ----------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

10(H)         License Agreement between State Automobile Mutual            1933 Act Registration Statement No.
              Insurance Company and Policy Management Systems              33-40643 on Form S-1 (see Exhibit 10
              Corporation dated December 28, 1984                          (k) therein)

10(I)         Investment Management Agreement between Stateco              Form 10-K Annual Report for the year
              Financial Services, Inc. and State Automobile Mutual         ended December 31, 1992 (see Exhibit 10
              Insurance Company, effective April 1, 1993                   (N) therein)

10(J)*        Supplemental Executive Retirement Income Plan effective      Form 10-K Annual Report for the year
              December 1, 1992                                             ended December 31, 1992 (see Exhibit 10(O)
                                                                           therein)

10(K)*        State Auto Insurance Companies Directors' Deferred           Form 10-K Annual Report for year ended
              Compensation Plan                                            December 31, 1995 (see Exhibit 10(S)
                                                                           therein)

10(L)*        State Auto Insurance Companies Amended and Restated          Registration Statement on Form S-8,
              Non-Qualified Incentive Deferred Compensation Plan           File No. 333-56338 (see Exhibit 4(e)
                                                                           therein)

10(M)*        Amendment Number 2 to the 1991 Stock Option Plan             Form 10-K Annual Report for the year
                                                                           ended December 31, 1996 (see Exhibit
                                                                           10(DD) therein)

10(N)*        Amendment Number 1 to the 1991 Directors' Stock Option       Form 10-K Annual Report for the year
              Plan                                                         ended December 31, 1996 (see Exhibit
                                                                           10(EE) therein)

10(O)         Option Agreement between State Auto Mutual and State         Form 10-K Annual Report for the year
              Auto Financial dated March 11, 1997                          ended December 31, 1996 (see Exhibit
                                                                           10(FF) therein)

10(P)         Agreement and Plan of Reorganization dated July 7, 1998,     Form 8-K filed on July 7, 1998 (see
              by and among State Auto Financial Corporation, SAF           Exhibit 10(JJ) therein)
              Acquisition Corp., State Automobile Mutual Insurance
              Company and Milbank Insurance Company and the Closing
              Agreement dated July 7, 1998

10(Q)         Credit Agreement dated as of June 1, 1999 between State      Form 10-Q for the period ended June 30,
              Auto Financial Corporation and State Automobile Mutual       1999 (see Exhibit 10(LL) therein)
              Insurance Company

10(R)         $135,000,000 Credit Agreement among SAF Funding              Form 10-K Annual Report for the year
              Corporation, as Borrower, the Lenders and Bank One, NA       ended December 31, 1999 (see Exhibit
              as Agent dated as of November 19, 1999                       10(T) therein)

10(S)         Put Agreement among State Automobile Mutual Insurance        Form 10-K Annual Report for the year
              Company, State Auto Financial Corporation and Bank One,      ended December 31, 1999 (see Exhibit
              NA as Agent dated as of November 19, 1999                    10(U) therein

10(T)         Standby Purchase Agreement between State Auto Financial      Form 10-K Annual Report for the year
              Corporation and SAF Funding Corporation dated as of          ended December 31, 1999 (see Exhibit
              November 19, 1999                                            10(V) therein

- ----------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

10(U)          Reinsurance Pooling Agreement amended and restated as       Form 10-K Annual Report for the year
               of January 1, 2000 by and among State Automobile Mutual     ended December 31, 1999 (see Exhibit
               Insurance Company, State Auto Property and Casualty         10(W) therein)
               Insurance Company, Milbank Insurance Company, Midwest
               Security Insurance Company, Farmers Casualty Insurance
               Company and State Auto Insurance Company

10(V)          Management and Operations Agreement as of January 1,        Form 10-K Annual Report for the year
               2000 among State Automobile Mutual Insurance Company,       ended December 31, 1999 (see Exhibit
               State Auto Financial Corporation, State Auto Property       10(X) therein)
               and Casualty Insurance Company, State Auto National
               Insurance Company, Milbank Insurance Company, State
               Auto Insurance Company, Stateco Financial Services,
               Inc., Strategic Insurance Software, Inc., 518 Property
               Management and Leasing, LLC

10(W)          Property Catastrophe Overlying Excess of Loss               Form 10-K Annual Report for the year
               Reinsurance contract issued to State Automobile Mutual      ended December 31, 1999 (see Exhibit
               Insurance Company, State Auto National Insurance            10(Y) therein)
               Company, Milbank Insurance Company, Midwest Security
               Insurance Company, Farmers Casualty Insurance Company,
               Mid-Plains Insurance Company by State Auto Property and
               Casualty Insurance Company

10(X)          First Amendment to the Management and Operations            Form 10-K Annual Report for the year
               Agreement effective January 1, 2000 among State             ended December 31, 1999 (see Exhibit
               Automobile Mutual Insurance Company, State Auto             10(Z) therein)
               Financial Corporation, State Auto Property and Casualty
               Insurance Company, State Auto National Insurance
               Company, Milbank Insurance Company, State Auto
               Insurance Company, Stateco Financial Services, Inc.,
               Strategic Insurance Software, Inc. and 518 Property
               Management and Leasing, LLC

10(Y)          First Amendment to the June 1, 1999 Credit Agreement        Form 10-K Annual Report for the year
               dated November 1, 1999 between State Auto Financial         ended December 31, 1999 (see Exhibit
               Corporation and State Automobile Mutual Insurance           10(AA) therein)
               Company

10(Z)          Second amendment to the June 1, 1999 Credit Agreement       Form 10-Q for the period ended March
               dated December 1, 1999 between State Auto Financial         31, 2000 (see Exhibit 10(BB) therein)
               Corporation and State Automobile Mutual Insurance
               Company

10(AA)         Audit Committee Charter                                     Included herein

10(BB)         Employment Agreement and Executive Agreement between        Included herein
               State Auto Financial Corporation and Robert H. Moone

10(CC)         Form of Executive Agreement between State Auto              Included herein
               Financial and certain executive officers

10(DD)         First Amendment to the Reinsurance Pooling Agreement        Included herein
               Amended and Restated as of January 1, 2000 by and among
               State Auto Property and Casualty Insurance Company,
               State Automobile Mutual Insurance Company, Milbank
               Insurance Company, Midwest Security Insurance Company,
               Farmers Casualty Insurance Company and State Auto
               Insurance Company

10(EE)         Addendum No. 1 of the Property Catastrophe Overlying        Included herein
               Excess of Loss Reinsurance Contract by and among State
               Auto Property and Casualty Insurance Company, State
               Automobile Mutual Insurance Company, State Auto
               National Insurance Company, Milbank Insurance Company,
               Midwest Security Insurance Company, Farmers Casualty
               Insurance Company, Mid-Plains Insurance Company and
               State Auto Insurance Company

10(FF)*        2000 Stock Option Plan                                      Definitive Proxy Statement on Form DEF
                                                                           14A, File No. 000-19289, for Annual
                                                                           Meeting of Shareholders held on May 26,
                                                                           2000 (see Appendix A therein)

10(GG)*        2000 Directors Stock Option Plan                            Definitive Proxy Statement on Form DEF
                                                                           14A, File No. 000-19289, for Annual
                                                                           Meeting of Shareholders held on May 26,
                                                                           2000 (see Appendix B therein)

21             List of Subsidiaries of State Auto Financial Corporation    Included herein

23             Consent of Independent Auditors                             Included herein

24(A)          Powers of Attorney - William J. Lhota, Urlin G. Harris,     Form 10-Q for the period ended June 30,
               Jr., Paul W. Huesman, George R. Manser, and David J.        1997 (see Exhibit 24(C) therein)
               D'Antoni

24(B)          Power of Attorney - John R. Lowther                         Form 10-Q for the period ended March
                                                                           31, 1998 (see Exhibit 24(D) therein)

24(C)          Power of Attorney - Robert H. Moone                         Form 10-K Annual Report for the year
                                                                           ended December 31, 1998 (see Exhibit
                                                                           24(E) therein)

24(D)          Power of Attorney - Richard K. Smith                        Included herein

- ----------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                  Item 14(d)

                             Financial Statement

                                  Schedules

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE I(a) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000

                       Column A                           Column B       Column C       Column D
                       --------                           --------       --------       --------
                   HELD TO MATURITY                                                    Amount at
                                                                                      which shown
                                                                                         in the
                  Type of Investment                        Cost           Value      balance sheet
                  ------------------                        ----           -----      -------------
                                                                      (in thousands)
Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                  $32,281        $32,845        $32,281
    States, municipalities and
      political subdivisions                                 7,026          7,380          7,026
                                                           -------        -------        -------
          Total fixed maturities - held to maturity        $39,307        $40,225        $39,307
                                                           =======        =======        =======

               SCHEDULE I(b) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000

                       Column A                         Column B        Column C        Column D
                       --------                         --------        --------        --------
                  AVAILABLE FOR SALE                                                    Amount at
                                                                                       which shown
                                                                                          in the
                  Type of Investment                      Cost            Value      balance sheet
                  ------------------                      ----            -----      -------------
                                                                     (in thousands)
Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities               $ 89,732        $ 91,290        $ 91,290
    States, municipalities and
      political subdivisions                             513,311         528,071         528,071
    Public utilities                                       7,807           7,835           7,835
    All other corporate bonds                             25,452          26,055          26,055
                                                        --------        --------        --------
          Total fixed maturities                        $636,302        $653,251        $653,251
                                                        --------        --------        --------

Equity securities:
    Public utilities                                       2,340           2,791           2,791
    Banks, trust and insurance companies                   7,654           8,538           8,538
    Industrial, miscellaneous and all
      other                                               34,226          46,983          46,983
                                                        --------        --------        --------
          Total equity securities                         44,220          58,312          58,312
                                                        --------        --------        --------

          Total investments - available for sale        $680,522        $711,563        $711,563
                                                        ========        ========        ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                              December 31
                                                                          -------------------
                                     ASSETS                               2000           1999
                                                                          ----           ----
                                                                         (dollars in thousands)
Investments in common stock of subsidiaries
  (equity method)                                                       $428,591       $360,974
Cash                                                                         591            650
Real estate                                                                  425            444
Other assets                                                                 559            578
Federal income tax benefit                                                 1,945          1,034
                                                                        --------       --------

     Total assets                                                       $432,111       $363,680
                                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to affiliate                                               $ 45,500       $ 45,500
Due to affiliates                                                            102            167
Accrued expenses                                                             450            325
                                                                        --------       --------

     Total liabilities                                                    46,052         45,992

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
   par value.  Authorized 2,500,000 shares;
   none issued                                                              --             --
Class B Preferred stock, without par value
   Authorized 2,500,000 shares; none issued                                 --             --
Common stock, without par value.  Authorized
   100,000,000 shares; 42,625,723 and 42,355,438 shares
   issued, respectively, at stated value of $2.50 per share              106,564        105,888
Less 4,071,012 and 4,034,342 treasury shares, respectively, at cost      (47,038)       (46,588)
Additional paid-in capital                                                44,208         42,562
Accumulated other comprehensive income                                    20,367            211
Retained earnings                                                        261,958        215,614
                                                                        --------       --------

     Total stockholders' equity                                          386,059        317,687
                                                                        --------       --------

     Total liabilities and stockholders' equity                         $432,111       $363,679
                                                                        ========       ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                         CONDENSED STATEMENTS OF INCOME

                                                                Year ended December 31
                                                          ---------------------------------
                                                          2000           1999          1998
                                                          ----           ----          ----
                                                                   (in thousands)
Investment income                                        $    81       $   249       $   326
Rental income                                                 37            37            33
Net realized gains on investments                           --               1             2

                                                         -------       -------       -------
       Total revenue                                         118           287           361
                                                         -------       -------       -------

Interest expense to affiliate                              2,730           955          --
Total operating expenses                                   1,859         1,176         1,456
                                                         -------       -------       -------

  Loss before federal income taxes                        (4,471)       (1,844)       (1,095)

Federal income tax benefit                                (1,573)         (645)         (394)

                                                         -------       -------       -------
  Net loss before equity in undistributed
     net earnings of subsidiaries                         (2,898)       (1,199)         (701)

Equity in undistributed net earnings of subsidiaries      50,612        44,015        38,198

                                                         -------       -------       -------
       Net Income                                        $47,714       $42,816       $37,497
                                                         =======       =======       =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
                                                                --------------------------------
                                                                2000          1999          1998
                                                                ----          ----          ----
                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                  $ 47,714      $ 42,816      $ 37,497
                                                              --------      --------      --------
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Depreciation and amortization, net                              484           102            17
   Equity in undistributed earnings of subsidiaries            (50,612)      (43,957)      (38,198)
  Changes in operating assets and liabilities:
    Change in accrued expenses and due to affiliates                60           125            58
    Change in other assets                                         (19)          185          (505)
    Change in federal income taxes                                (721)         (387)          305
                                                              --------      --------      --------

      Net cash used in operating activities                     (3,094)       (1,116)         (826)
                                                              --------      --------      --------

Cash flows from investing activities:
  Capitalization of subsidiary                                    --         (12,030)         --
  Dividends received from subsidiaries                           3,025        12,663         9,004
  Purchase of surplus notes receivable                            --            --          (9,000)
  Additions to real estate                                        --              (1)          (20)


                                                              --------      --------      --------
      Net cash (used in) provided by investing activities        3,025           632           (16)
                                                              --------      --------      --------

Cash flows from financing activities:
  Proceeds from issuance of debt to affiliate                     --          45,500          --
  Net proceeds from sale of common stock                         1,707         1,928         1,780
  Payments to acquire treasury stock                              (300)      (46,199)         --
  Payment of dividends                                          (1,397)       (1,315)       (1,219)
                                                              --------      --------      --------
      Net cash provided by (used in) financing activities           10           (86)          561
                                                              --------      --------      --------

      Net increase (decrease) in cash and invested cash            (59)         (570)         (281)
                                                              --------      --------      --------
Cash and cash equivalents at beginning of year                     650         1,220         1,501
                                                              --------      --------      --------
Cash and cash equivalents at end of year                      $    591      $    650      $  1,220
                                                              ========      ========      ========

Supplemental Disclosures:
- -------------------------
  Federal income taxes received                               $    852      $    517      $    902
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

Note B - Stock Repurchase Plan

During the second quarter 2000, State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2000, State Auto Financial has repurchased 25,122 shares.

In May 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999 all 4.0 million shares have been repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million, at an interest rate of 6.0%. The interest rate adjusts each January 1 based on a formula set forth in the note. During 2001 the interest rate is 5.0%. Principal payment is due on demand from Mutual after December 31, 2000, with final payment to be received on or prior to December 31, 2005.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                  Column A                    Column B          Column C          Column D         Column E          Column F
                  --------                    --------          --------          --------         --------          --------

                                                             Future policy                       Other policy
                                                            benefits, losses,                     claims and
                                          Deferred policy      claims and         Unearned         benefits           Premium
                   Segment                acquisition cost    loss expenses       premiums          payable           revenue
                   -------                ----------------    -------------       --------          -------           -------
Year ended December 31, 2000
  Standard insurance segment                       $31,292          $228,516         $151,781             --             $370,566
  Nonstandard insurance segment                      1,166            16,067            8,606             --               27,401
                                          -----------------  ----------------  ---------------  ----------------  ----------------
  Total                                             32,458           244,583          160,387             --              397,967
                                          =================  ================  ===============  ================  ================

Year ended December 31, 1999
  Standard insurance segment                       $27,877          $217,149         $145,462             --             $361,175
  Nonstandard insurance segment                      1,059            15,340            8,108             --               30,883
                                          -----------------  ----------------  ---------------  ----------------  ----------------
  Total                                             28,936           232,489          153,570             --              392,058
                                          =================  ================  ===============  ================  ================

Year ended December 31, 1998
  Standard insurance segment                                                                                             $330,619
  Nonstandard insurance segment                                                                                            25,591
                                                                                                                  ----------------
  Total                                                                                                                   356,210
                                                                                                                  ================

                                                      Column G       Column H         Column I       Column J       Column K
                                                      --------       --------         --------       --------       --------

                                                                                    Amortization
                                                                  Benefits,claims,  of deferred
                                                                    losses and         policy
                                                   Net investment   settlement      acquisition   Other operating   Premiums
                                                       income        expenses          costs         expenses        written
                                                       ------        --------          -----         --------        -------
Year ended December 31, 2000
  Standard insurance segment                           $33,436        $250,071        $92,955        $19,122        $373,867
  Nonstandard insurance segment                          1,899          22,096          4,828          1,259          27,837
  Investment management services                           360            --             --             --              --
  All other                                                244            --             --             --              --
  Corporate                                                 81            --             --            1,405            --
  Reclassification adjustments in consolidation          2,895            --             --             --              --
                                                       -------        --------        -------        -------        --------
  Total                                                 38,915         272,167         97,783         21,786         401,704
                                                       =======        ========        =======        =======        ========

Year ended December 31, 1999
  Standard insurance segment                           $29,060        $242,409        $86,609        $16,716        $359,084
  Nonstandard insurance segment                          1,839          22,219          5,832          1,866          29,416
  Investment management services                           272            --             --             --              --
  All other                                                268            --             --             --              --
  Corporate                                                249            --             --              749            --
  Reclassification adjustments in consolidation          2,574            --             --             --              --
                                                       -------        --------        -------        -------        --------
  Total                                                 34,262         264,628         92,441         19,331         388,500
                                                       =======        ========        =======        =======        ========

Year ended December 31, 1998
  Standard insurance segment                           $27,710        $223,311        $80,766        $17,124        $332,975
  Nonstandard insurance segment                          1,383          18,983          4,448          1,208          25,292
  Investment management services                           292            --             --             --              --
  All other                                                432            --             --             --              --
  Corporate                                                326            --             --              678            --
  Reclassification adjustments in consolidation          2,363            --             --             --              --
                                                       -------        --------        -------        -------        --------
  Total                                                 32,506         242,294         85,214         19,010         358,267
                                                       =======        ========        =======        =======        ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (in thousands, except percentages)

                  Column A              Column B              Column C                  Column D             Column E      Column F
                  --------              --------              --------                  --------             --------      --------

                                                                                                                          Percentage
                                                              Ceded to                Assumed from                        of amount
                                                       Outside     Affiliated     Outside      Affiliated                  assumed
                                      Gross Amount    Companies   Companies(1)   Companies    Companies(1)   Net Amount   to net(2)
                                      ------------    ---------   ------------   ---------    ------------   ----------   ---------
Year ended 12-31-00
   property-casualty earned premiums      $432,318      $10,864      $399,057      $ 5,166      $370,404      $397,967      1.3%

Year ended 12-31-99
   property-casualty earned premiums      $429,577      $13,698      $395,698      $10,822      $361,055      $392,058      2.8%

Year ended 12-31-98
   property-casualty earned premiums      $384,869      $17,026      $356,638      $14,386      $330,619      $356,210      4.0%

- ----------
(1)  These columns include the effect of intercompany pooling.
(2)  Calculated as earned premiums assumed from outside companies to net amount.