Form 10-Q
period 2001-03-31
STATE AUTO FINANCIAL CORP
filed 2001-05-15
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                March 31, 2001
                               ------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from                      to
                               --------------------    --------------------

                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                      31-1324304
-------------------------------            ------------------------------------
     (State or other                       (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

518 East Broad Street, Columbus, Ohio       43215-3976
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
                                           (X) Yes       ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                         38,698,965
--------------------------------                   ------------------------
           (CLASS)                                (OUTSTANDING ON 05/04/01)

                                      INDEX

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.         Financial Statements (Unaudited)

                   Condensed consolidated balance sheets - March 31, 2001 and
                        December 31, 2000

                   Condensed consolidated statements of income - Three months ended March 31, 2001 and 2000

                   Condensed consolidated statements of cash flows - Three
                        months ended March 31, 2001 and 2000

                   Notes to condensed consolidated financial statements -
                        March 31, 2001

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

   Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  Financial Information
  Item 1.  Financial Statements (unaudited)

             STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share data)

                                                                                 March 31       December 31
ASSETS                                                                             2001             2000
                                                                                (unaudited)     (see note 1)
                                                                                -----------     ------------
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $35,166 and $40,255 respectively)                               $33,972          $39,307
   Available for sale, at fair value
        (amortized cost $657,964 and $636,302, respectively)                        680,684          653,251
Equity securities, at fair value (cost $46,954 and $44,220, respectively)            55,728           58,312
                                                                                   --------         --------
          Total investments                                                         770,384          750,870

Cash and cash equivalents                                                            14,862           21,305
Deferred policy acquisition costs                                                    33,225           32,458
Accrued investment income and other assets                                           22,249           19,795
Due from affiliate                                                                    1,716            1,405
Net prepaid pension expense                                                          38,988           37,738
Reinsurance recoverable on losses and loss expenses payable                           8,102            7,930
Prepaid reinsurance premiums                                                         11,666           11,575
Property and equipment, net                                                          12,685           12,760
Goodwill                                                                              2,206            2,270
                                                                                   --------         --------
          Total assets                                                             $916,083         $898,106
                                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                   $239,193         $244,583
Unearned premiums                                                                   164,283          160,387
Note payable to affiliate                                                            45,500           45,500
Postretirement benefit liabilities                                                   55,507           55,841
Current federal income taxes                                                          3,999            2,903
Deferred federal income taxes                                                         2,196            1,490
Other liabilities                                                                     3,703            1,343
                                                                                   --------         --------
          Total liabilities                                                         514,381          512,047
                                                                                   --------         --------
STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
   42,768,861 and 42,625,723 shares issued, respectively, at stated
  value of $2.50 per share                                                          106,922          106,564
Less treasury shares (4,072,900 and 4,071,012, respectively) at cost                (47,068)         (47,038)
Additional paid-in capital                                                           45,069           44,208
Accumulated other comprehensive income                                               20,602           20,317
Retained earnings                                                                   276,177          262,008
                                                                                   --------         --------
          Stockholders' equity                                                      401,702          386,059
                                                                                   --------         --------
          Total liabilities and stockholders' equity                               $916,083         $898,106
                                                                                   ========         ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                      2001             2000
                                                                      ----             ----
Earned premiums                                                     $101,561         $ 98,811
Net investment income                                                 10,304            9,374
Management services income from affiliates                             4,920            4,404
Net realized gains on investments                                        401            3,139
Other income (includes $413 and $399,
  respectively, from affiliates)                                         815              733
                                                                     -------          -------
          Total revenues                                             118,001          116,461
                                                                     -------          -------
Losses and loss expenses                                              65,783           64,209
Acquisition and operating expenses                                    30,599           30,895
Interest expense                                                         569              675
Other expense                                                          1,851            2,098
                                                                     -------          -------
          Total expenses                                              98,802           97,877
                                                                     -------          -------
          Income before federal income taxes                          19,199           18,584

Federal income tax expense                                             4,659            4,901
                                                                     -------          -------
          Net income                                                $ 14,540         $ 13,683
                                                                     =======          =======

Earnings per share:
     - basic                                                        $   0.37         $   0.35
                                                                     =======          =======
     - diluted                                                      $   0.36         $   0.35
                                                                     =======          =======

Dividends paid per common share                                     $  0.030         $  0.028
                                                                     =======          =======

See accompanying notes to condensed consolidated financial statements.

            STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2001 and 2000
                             (in thousands)
                               (unaudited)

                                                                                 2001                2000
                                                                                -------             -------
Cash flows from operating activities:
   Net income                                                                  $ 14,540             $ 13,683
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization, net                                            687                  840
      Net realized gains on investments                                            (401)              (3,139)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                          (767)                 355
        Accrued investment income and other assets                               (2,609)                (256)
        Net prepaid pension expense                                              (1,250)              (1,098)
        Postretirement health care benefits                                        (334)                 779
        Other liabilities and due to/from affiliate, net                          2,049              (11,724)
        Reinsurance receivable and prepaid reinsurance premiums                    (263)                  65
        Losses and loss expenses payable                                         (5,390)              (5,562)
        Unearned premiums                                                         3,896               (3,958)
        Federal income taxes                                                      2,158               10,927
                                                                               --------             --------
                                                                                 12,316                  912
    Cash provided from the change in the reinsurance pool
        participation percentage                                                   --                 18,617
    Cash provided from transfer of employees                                       --                 28,098
                                                                               --------             --------

          Net cash provided by operating activities                              12,316               47,627
                                                                               --------             --------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                            (74,206)             (56,400)
   Purchase of equity securities                                                 (5,034)              (3,199)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                           5,317                  989
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                         10,939                6,735
   Sale of fixed maturities - available for sale                                 42,007               28,926
   Sale of equity securities                                                      2,029                7,955
   Net additions of property and equipment                                          (61)                --
                                                                               --------             --------
          Net cash used in investing activities                                 (19,009)             (14,994)
                                                                               --------             --------
Cash flows from financing activities:
   Net proceeds from sale of common stock                                           622                  177
   Payment of dividends                                                            (372)                (331)
                                                                               --------             --------
          Net cash (used in) provided by financing activities                       250                 (154)
                                                                               --------             --------
          Net decrease in cash and cash equivalents                              (6,443)              32,479

Cash and cash equivalents at beginning of period                                 21,305               24,560
                                                                               --------             --------

Cash and cash equivalents at end of period                                     $ 14,862             $ 57,039
                                                                               ========             ========
Supplemental disclosures:
   Federal income taxes paid                                                   $  2,500             $    834
                                                                               ========             ========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                               Three months ended
                                                    March 31
                                              2001            2000
                                              ----            ----
Net income                                   $14,540         $13,683
Unrealized holding gains, net of tax             285           3,398
                                             -------         -------
Comprehensive income                         $14,825         $17,081
                                             =======         =======

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 2001 and December 31, 2000 include only unrealized holding gains, net of tax.

3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                        Three months ended
                                                             March 31
                                                       2001            2000
                                                       ----            ----
Numerator:

    Net income for basic and diluted
        Earnings per share                            $14,540         $13,683
                                                      -------         -------

Denominator:

    Weighted average shares for
        Basic earnings per share                       38,619          38,352
    Effect of dilutive stock options                      989             485
    Adjusted weighted average shares
        For diluted earnings per share                 39,608          38,837
                                                      -------         -------

Basic earnings per share                              $  0.37         $  0.35
                                                      -------         -------
Diluted earnings per share                            $  0.36         $  0.35
                                                      -------         -------

             STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)


4.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                   Three months ended
                                                        March 31
                                                  2001             2000
                                                  ----             ----
Premiums earned:
        Other insurers and reinsurers          $   2,935          $   3,006
        Ceded under Pooling Arrangement          102,151             97,568

Losses and loss expenses incurred:
        Other insurers and reinsurers          $     912          $    (266)
        Ceded under Pooling Arrangement           60,621             62,620


5.  SEGMENT INFORMATION

                                                    Three months ended
                                                         March 31
                                                  2001              2000
                                                  ----              ----
Revenues from external customers:
   Standard insurance                          $ 103,851          $ 100,559
   Nonstandard insurance                           7,866              7,480
   Investment management services                    825                839
   Management and operations services              4,188              3,659
   All other                                         858                775
                                               ---------          ---------
Total revenues from external customers         $ 117,588          $ 113,312
                                               =========          =========

Intersegment revenues:
   Standard insurance                          $      41          $      41
   Investment management services                    784                686
   Management and operations services              1,215              1,076
   All other                                         399                399
                                               ---------          ---------
Total intersegment revenues                    $   2,439          $   2,202
                                               =========          =========

Segment profit (loss):
   Standard insurance                          $  12,121          $  10,096
   Nonstandard insurance                             590                133
   Investment management services                  1,360              1,327
   Management and operations services              5,171              4,446
   All other                                         183                239
                                               ---------          ---------
Total segment profit                              19,425             16,241

Reconciling items:
   Corporate expenses                               (627)              (796)
   Net realized gains                                401              3,139
                                               ---------          ---------
Total consolidated income before
federal income taxes                           $  19,199          $  18,584
                                               =========          =========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements - continued
                                 March 31, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION - CONTINUED:

Segment assets:
   Standard insurance                     $866,746         $785,207
   Nonstandard insurance                    53,638           44,560
   Investment management services            6,006            6,861
   All other                                15,626           14,420
                                          --------         --------
Total segment assets                      $942,016         $851,048
                                          ========         ========

6.  SERVICE FEE REVENUE

The Ohio Department of Insurance (the "Department") has requested that Mutual, starting with the quarter beginning January 1, 2001, file an analysis on a quarterly basis with the Department that justifies the apportionment of all costs, including the service fee paid by Mutual to State Auto P&C under the accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses. The Company believes that its accounting for such costs, including the service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by the Company.

During the quarter ended March 31, 2001, service fee revenue, included in management services income from affiliates in the accompanying financial statements, paid by Mutual, accounted for $4.2 million or 3.5 percent of total revenues and $0.07 on a basic and diluted earnings per share, after tax, basis.

7.  RECLASSIFICATIONS

Certain items in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2001
                                   (unaudited)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

This discussion pertains to the following companies: State Auto Financial Corporation (the "Company") and its wholly-owned insurance subsidiaries State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company ("SAIC"), all of the foregoing of which engage in the standard insurance segment of the Company's operations. The Company's nonstandard segment of operations is conducted through State Auto National Insurance Company ("State Auto National"), a wholly-owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains") a wholly-owned subsidiary of Farmers Casualty. State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, State Automobile Mutual Insurance Company ("Mutual") and its wholly-owned subsidiary, Midwest Security Insurance Company ("Midwest"), are collectively referred to below as the "Pooled Companies."

Income before federal income taxes increased $0.6 million to $19.2 million for the quarter ended March 31, 2001. An increase in premium growth and positive results in the Company's insurance operations contributed mainly to this increase. See the discussion included within the Liquidity and Capital Resources section regarding the service fee paid by Mutual to the Company.

Consolidated earned premiums during the quarter ended March 31, 2001 increased $2.8 million (2.8%) to $101.6 million from the same 2000 period. First quarter 2000 was negatively impacted by approximately $1.0 million due to a return of premiums to the policyholders in the state of North Carolina as a result of a rate reduction dating back to 1994 that was mandated by the Insurance Department of this state. Absent the impact of this 2000 return of premiums, premiums earned increased $1.8 million (1.8%). The standard insurance segment's earned premiums increased consolidated earned premiums 2.4%. This segment's net premiums written for the first quarter 2001 increased approximately 8.8% driven largely by growth in its commercial lines of business. The recent growth in the Pooled Companies commercial lines of business has been the main factor in providing this increase in premium, though the decline in personal lines business has been lessening. The nonstandard insurance segment's earned premiums increased consolidated earned premiums 0.4%. Production levels in this segment continued to improve during the first quarter as result of the easing of the competitive pricing pressures it had felt by certain market leaders in the first half of 2000. Net premiums written for the first quarter 2001 increased 39.3% from the same 2000 period.

Net investment income during the quarter ended March 31, 2001 increased $1.0 million (9.9%) to $10.3 million from the same 2000 period. An increase in invested assets over the same time period contributed to this increase. Invested assets at March 31, 2001 were $738.8 million versus $645.0 million at March 31, 2000. The investment yield, based on fixed and equity securities at cost, increased to 5.5% for the three month period from 5.4% for the same 2000 comparable period.

Management services income increased $0.5 million to $4.9 million for the three-month period ending March 31, 2001 from the same 2000 period. This increase is largely due to the increase in service fee revenue paid by Mutual in 2001. The Ohio Department of Insurance (the "Department") has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department that justifies under statutory accounting guidance outlined in Statement of Statutory Accounting Principle No. 70 - Allocation of Expenses ("SSAP No. 70") the apportionment of all costs, including the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement (as defined below). See related discussion in the Liquidity and Capital Resources section.

Net realized gains on investments decreased $2.9 million to $0.4 million for the three-month period ending March 31, 2001 from the same 2000 period, as the Company took advantage of selling several high tech stocks during the first quarter of 2000 to realize gains prior to the downturn in the equity market.

Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), decreased to 64.8% for the three months ended March 31, 2001 from 65.0% for the same 2000 period. Contributing to this improvement in the quarterly loss ratio was an improvement in the level of catastrophe claims in 2001 compared to 2000; however, the Company's commercial lines of business experienced an increase in its losses versus the same 2000 time period. With the increased top line growth that the Company has been experiencing in commercial lines over the last several quarters, management continues to monitor its underwriters' adherence to the Company's underwriting guidelines as well as the adequacy of prices relative to risks written.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), decreased to 30.1% for the quarter ended March 31, 2001 from 31.3% for the same 2000 period. Contributing to the decline in the three-month ratio was a decrease in the amount of Quality Performance Bonus earned by employees compared to that earned during the same respective time period in 2000, as well as the fact that fixed costs, such as salaries, depreciation and utilities, comprise a lesser portion of premiums in 2001 than they did in 2000 when the Companies' premiums were less than anticipated.

Interest expense relates to the line of credit agreement the Company entered into with Mutual during 1999 to assist in the funding of its stock repurchase program. Based on terms of the agreement, the interest rate adjusts annually. In 2001, the interest rate is 5.0% compared to 6.0% in 2000.

The effective Federal tax rate was 24.3% and 26.4% for the three months ending March 31, 2001 and 2000, respectively. Contributing to this decline in the effective rate were net realized gains in the current quarter comprising a lesser proportion of taxable income versus the same period in 2000.

Liquidity and Capital Resources

As of the end of the first quarter 2001, net cash provided by operating activities decreased to $12.3 million from $47.6 million in 2000. This decrease is due to cash transfers from affiliate companies in 2000 in conjunction with the change in the Company's Pooling Arrangement and transfer of employees to State Auto P&C, both of which were effective January 1, 2000. Overall, net cash used in investing activities increased to $19.0 million from $15.0 million in 2000. This increase was due to the Company investing unallocated cash in 2001 to long-term investments.

As of March 31, 2001, funds consisting of cash and cash equivalents were $14.9 million versus $57.0 million at March 31, 2000.

As described in the Company's Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference, the Department has requested that Mutual file an analysis on a quarterly basis with the Department, starting with the quarter beginning January 1, 2001, that justifies under statutory accounting guidance outlined in SSAP No. 70, the apportionment of all costs, including the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement. The Company believes its accounting for such service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by the Company. During the quarter ended March 31, 2001, service fee revenue, included in management services income from affiliates, paid by Mutual, accounted for $4.2 million or 3.5 percent of total revenues and $0.07 on a basic and diluted earnings per share, after tax, basis.

While there can be no assurance that all or any part of the service fee revenue recognized by the Company will be justified to the Department's satisfaction, management continues to focus on its insurance operations which is the primary source of earnings and cash flow for the Company. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, has been a key factor in the Company's underwriting results over the last several years. The Company remains active in the personal and commercial markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines of business it believes offer the most profit potential.

Market Risk

With respect to Market Risk, see the discussion regarding this subject in the Company's December 31, 2000 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 2000 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2000 Form 10-K.

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

Statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by management may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as "plans," "believes," "expects," "anticipates," "intends," "estimates," or similar expressions. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

         o As discussed in Item 1 of the Company's December 31, 2000 Form 10-K, which is incorporated herein by reference, Mutual has entered into agreements with Meridian Mutual and MIGI pursuant to which Meridian Mutual will be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and MIGI will be acquired by Mutual. In addition, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and Midwest Security, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

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

         o The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. The Ohio Department of Insurance (the "Department") has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department, starting with the quarter beginning January 1, 2001, that justifies under statutory accounting guidance outlined in SSAP No. 70, the apportionment of all costs, including the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement. The Company believes its accounting for such service fee is consistent with all statutory accounting principles. However, there can be no assurance that all or any part of the service fee paid by Mutual will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by the Company. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws, which restrict these companies' underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None


                                INDEX TO EXHIBITS

Item 6.  a.    Exhibits

              Exhibit No.                  Description of Exhibits
              -----------                  -----------------------

             Exhibit 10(HH) First Amendment to State Auto Financial Corporation 2000 Directors Stock Option Plan


         b.    Reports on Form 8-K:  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STATE AUTO FINANCIAL CORPORATION


Date:  MAY 15, 2001                    /s/ Steven J. Johnston
       ------------                    -------------------------------------
                                       Steven J. Johnston
                                       Treasurer and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)