Form 10-Q
period 2001-06-30
STATE AUTO FINANCIAL CORP
filed 2001-08-08
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                June 30, 2001
                                      -----------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from                     to
                               -------------------    ---------------------

                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                    31-1324304
----------------------------------        ------------------------------------
 (State or other                          (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

518 East Broad Street, Columbus, Ohio                   43215-3976
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
                                                    (X) Yes           ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                          38,825,255
--------------------------------                  -------------------------
         (CLASS)                                  (OUTSTANDING ON 08/06/01)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30, 2001 and December 31, 2000

                  Condensed consolidated statements of income - Three months ended June 30, 2001 and 2000

                  Condensed consolidated statements of income - Six months ended June 30, 2001 and 2000

                  Condensed consolidated statements of cash flows - Six months ended June 30, 2001 and 2000

                  Notes to condensed consolidated financial statements - June 30, 2001

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

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                              June 30     December 31
ASSETS                                                                          2001         2000
                                                                             ---------     ---------
                                                                            (unaudited)   (see note 1)

Fixed maturities:
   Held for investment, at amortized cost
        (fair value $31,602 and $40,255 respectively)                        $  30,586     $  39,307
   Available for sale, at fair value
        (amortized cost $662,700 and $636,302, respectively)                   690,561       653,251
Equity securities, at fair value (cost $51,248 and $44,220, respectively)       60,717        58,312

                                                                             ---------     ---------
          Total investments                                                    781,864       750,870

Cash and cash equivalents                                                       20,622        21,305
Deferred policy acquisition costs                                               34,795        32,458
Accrued investment income and other assets                                      23,557        19,795
Due from affiliate                                                              11,815         1,405
Current federal income taxes                                                       367          --
Net prepaid pension expense                                                     40,238        37,738
Reinsurance recoverable on losses and loss expenses payable                      7,793         7,930
Prepaid reinsurance premiums                                                    12,757        11,575
Property and equipment, net                                                     12,887        12,760
Goodwill                                                                         2,141         2,270


                                                                             ---------     ---------
          Total assets                                                       $ 948,836     $ 898,106
                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                             $ 247,127     $ 244,583
Unearned premiums                                                              174,204       160,387
Note payable to affiliate                                                       45,500        45,500
Postretirement benefit liabilities                                              56,166        55,841
Current federal income taxes                                                      --           2,903
Deferred federal income taxes                                                    3,930         1,490
Other liabilities                                                                6,432         1,343

                                                                             ---------     ---------
          Total liabilities                                                    533,359       512,047
                                                                             ---------     ---------

STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
  42,894,259 and 42,625,723 shares issued, respectively, at stated
  value of $2.50 per share                                                     107,236       106,564
Less treasury shares (4,082,404 and 4,071,012 respectively) at cost            (47,218)      (47,038)
Additional paid-in capital                                                      45,838        44,208
Accumulated comprehensive income                                                24,386        20,317
Retained earnings                                                              285,235       262,008

                                                                             ---------     ---------
          Stockholders' equity                                                 415,477       386,059

                                                                             ---------     ---------
          Total liabilities and stockholders' equity                         $ 948,836     $ 898,106
                                                                             =========     =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                   2001         2000
                                                ---------    ---------

Earned premiums                                 $ 105,316    $  99,477
Net investment income                              10,431        9,624
Management services income from affiliates          4,964        4,394
Net realized (losses) gains on investments          1,416         (340)
Other income (includes $493 and $372,
  respectively, from affiliates)                      905          798

                                                ---------    ---------
          Total revenues                          123,032      113,953
                                                ---------    ---------

Losses and loss expenses                           77,706       66,195
Acquisition and operating expenses                 31,288       28,812
Interest expense                                      568          690
Other expense, net                                  1,443        1,744

                                                ---------    ---------
          Total expenses                          111,005       97,441
                                                ---------    ---------

          Income before federal income taxes       12,027       16,512

Federal income tax expense                          2,594        4,018

                                                ---------    ---------
          Net income                            $   9,433    $  12,494
                                                =========    =========

Earnings per share:
     - basic                                    $    0.24    $    0.33
                                                =========    =========
     - diluted                                  $    0.24    $    0.32
                                                =========    =========

Dividends paid per common share                 $   0.030    $   0.028
                                                =========    =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                  2001        2000
                                                --------    --------

Earned premiums                                 $206,877    $198,288
Net investment income                             20,735      18,998
Management services income from affiliate          9,884       8,798
Net realized gains on investments                  1,817       2,799
Other income (includes $907 and $771,
  respectively, from affiliates)                   1,720       1,531

                                                --------    --------
          Total revenues                         241,033     230,414
                                                --------    --------

Losses and loss expenses                         143,489     130,404
Acquisition and operating expenses                61,887      59,707
Interest expense                                   1,137       1,365
Other expense, net                                 3,294       3,842

                                                --------    --------
          Total expenses                         209,807     195,318
                                                --------    --------

          Income before federal income taxes      31,226      35,096

Federal income tax expense                         7,253       8,919

                                                --------    --------
          Net income                            $ 23,973    $ 26,177
                                                ========    ========

Net earnings per share:
     - basic                                    $   0.61    $   0.68
                                                ========    ========
     - diluted                                  $   0.60    $   0.67
                                                ========    ========

Dividends paid per common share                 $  0.060    $  0.055
                                                ========    ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                                 2001          2000
                                                                                 ----          ----

Cash flows from operating activities:
   Net income                                                                 $  23,973     $  26,177

   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                          1,310         1,707
      Net realized gains on investments                                          (1,817)       (2,799)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                        (2,337)         (665)
        Accrued investment income and other assets                               (4,012)         (702)
        Net prepaid pension expense                                              (2,500)       (2,195)
        Postretirement health care benefits                                         326         1,564
        Other liabilities and due to/from affiliate, net                         (5,321)      (10,718)
        Reinsurance receivable and prepaid reinsurance premiums                  (1,044)          418
        Losses and loss expenses payable                                          2,544        (7,575)
        Unearned premiums                                                        13,817          (479)
        Federal income taxes                                                     (2,447)        1,825
                                                                              ---------     ---------
                                                                                 22,492         6,558
    Cash provided from the change in the reinsurance pool
        participation percentage                                                   --          18,617
    Cash provided from transfer of employees                                       --          28,098

                                                                              ---------     ---------
          Net cash provided by operating activities                              22,492        53,273
                                                                              ---------     ---------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                           (120,759)     (119,994)
   Purchase of equity securities                                                (13,872)       (8,224)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                           8,733         2,887
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                         22,057        12,133
   Sale of fixed maturities - available for sale                                 73,078        37,200
   Sale of equity securities                                                      7,326         8,705
   Net additions of property and equipment                                         (382)          (83)

                                                                              ---------     ---------
          Net cash used in investing activities                                 (23,819)      (67,376)
                                                                              ---------     ---------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                          1,391           959
   Payment of dividends                                                            (747)         (665)

                                                                              ---------     ---------
          Net cash provided by financing activities                                 644           294
                                                                              ---------     ---------

          Net decrease in cash and cash equivalents                                (683)      (13,809)

Cash and cash equivalents at beginning of period                                 21,305        24,560

                                                                              ---------     ---------
Cash and cash equivalents at end of period                                    $  20,622     $  10,751
                                                                              =========     =========

Supplemental disclosures:
   Federal income taxes paid                                                  $   9,700     $   7,000
                                                                              =========     =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

In June 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                               2001             2000          2001           2000
                                                               ----             ----          ----           ----

   Net income                                               $ 9,433          $12,494      $ 23,973       $ 26,177
   Unrealized holding gains, net of tax                       3,784              258         4,069          3,656
                                                       -------------   --------------  ------------  -------------
   Comprehensive income                                     $13,217          $12,752      $ 28,042       $ 29,833
                                                       =============   ==============  ============  =============

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 2001 and December 31, 2000 include only unrealized holding gains, net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)


3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                               2001             2000          2001           2000
                                                               ----             ----          ----           ----

   Numerator:

       Net income for basic and diluted
           Earnings per share                               $ 9,433          $12,494       $23,973        $26,177
                                                       -------------   --------------  ------------  -------------

   Denominator:

       Weighted average shares for
           Basic earnings per share                          38,744           38,405        38,682         38,378

       Effect of dilutive stock options                         917              639           953            570

       Adjusted weighted average shares
           For diluted earnings per share                    39,661           39,044        39,635         38,948
                                                       -------------   --------------  ------------  -------------

   Basic earnings per share                                  $ 0.24           $ 0.33         $0.61          $0.68
                                                       -------------   --------------  ------------  -------------
   Diluted earnings per share                                $ 0.24           $ 0.32         $0.60          $0.67
                                                       -------------   --------------  ------------  -------------

4.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                            Three months ended              Six months ended
                                                                 June 30                        June 30
                                                                 -------                        -------
                                                             2001               2000          2001           2000
                                                             ----               ----          ----           ----

   Premiums earned:
           Other insurers and reinsurers                 $  3,149            $ 2,617      $  6,084       $  5,623
           Ceded under Pooling Arrangement                104,567             99,879       206,718        197,447

   Losses and loss expenses incurred:
           Other insurers and reinsurers                 $  1,622            $   735      $  2,534       $    469
           Ceded under Pooling Arrangement                 91,196             69,789       151,817        132,409

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION

                                                            Three months ended              Six months ended
                                                                  June 30                       June 30
                                                                  -------                       -------
                                                               2001             2000          2001           2000
                                                               ----             ----          ----           ----

   Revenues from external customers:
      Standard insurance                                   $106,802         $101,641      $210,653       $202,200
      Nonstandard insurance                                   8,818            7,306        16,684         14,786
      Investment management services                            890              835         1,715          1,674
      Management and operations services                      4,198            3,667         8,386          7,326
      All other                                                 902              841         1,760          1,616
                                                       -------------   --------------  ------------  -------------
   Total revenues from external customers                  $121,610         $114,290      $239,198       $227,602
                                                       =============   ==============  ============  =============

   Intersegment revenues:
      Standard insurance                                   $     40         $     40      $     81       $     81
      Investment management services                            790              713         1,574          1,399
      Management and operations services                      1,215            1,076         2,430          2,152
      All other                                                 411              456           810            855
                                                       -------------   --------------  ------------  -------------
   Total intersegment revenues                             $  2,456         $  2,285      $  4,895       $  4,487
                                                       =============   ==============  ============  =============

   Segment profit:
      Standard insurance                                   $  4,475         $ 11,447      $ 16,596       $ 21,543
      Nonstandard insurance                                     184              245           774            378
      Investment management services                          1,428            1,312         2,788          2,639
      Management and operations services                      5,063            4,457        10,234          8,903
      All other                                                 203              176           386            415
                                                       -------------   --------------  ------------  -------------
   Total segment profit                                      11,353           17,637        30,778         33,878

   Reconciling items:
      Corporate expenses                                       (742)            (785)       (1,369)        (1,581)
      Net realized gains (losses)                             1,416             (340)        1,817          2,799
                                                       -------------   --------------  ------------  -------------
   Total consolidated income before
   federal income taxes                                    $ 12,027         $ 16,512      $ 31,226       $ 35,096
                                                       =============   ==============  ============  =============

   Segment assets:
      Standard insurance                                                                  $895,435       $785,038
      Nonstandard insurance                                                                 54,643         44,691
      Investment management services                                                        11,510          7,547
      All other                                                                             16,337         14,325
                                                                                       ------------  -------------
   Total segment assets                                                                   $977,925       $851,601
                                                                                       ============  =============

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)

6. SERVICE FEE REVENUE

The Ohio Department of Insurance (the "Department") has requested that Mutual, starting with the quarter beginning January 1, 2001, file an analysis on a quarterly basis with the Department that justifies under statutory accounting guidance outlined in SSAP No. 70, the apportionment of all costs, including the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement. On May 15, 2001, Mutual provided to the Department its statutory accounting justification of the apportionment of the service fee at issue. On July 25, 2001, the Department delivered a letter to Mutual indicating that in the view of the Department the service fee was not in compliance with applicable statutes and statutory accounting principles and that it expected Mutual to recharacterize (for statutory accounting purposes) the fee paid for the first quarter of 2001 from an expense to an asset. The letter also indicated the Department expected Mutual to refrain from paying the fee under the Management and Operations Agreement dated January 1, 2000 (the "2000 Agreement") for any period subsequent to March 31, 2001. The Company continues to believe its accounting for such service fee is consistent with statutory accounting principles and that the 2000 Agreement is valid and enforceable. STFC is considering its options. There can be no assurance that any part of the service fee paid by Mutual in 2001 will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by the Company.

During the quarter and six months ended June 30, 2001, service fee revenue, included in management services income from affiliates, paid by Mutual, accounted for $4.2 million and $8.4 million, respectively or 3.5 percent of total quarterly and six month revenues. On a basic and diluted earnings per share, after tax basis, this amounts to $0.07 and $0.14 for the quarter and six months ended June 30, 2001, respectively.

7. RECLASSIFICATIONS

Certain items in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

               STATE AUTO FINANCIAL CORPORATION AND SUBISIDIAIRES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

This discussion pertains to the following companies: State Auto Financial Corporation (the "Company") and its wholly owned insurance subsidiaries State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company ("SAIC"); all of which engage in the standard insurance segment of the Company's operations. The Company's nonstandard segment of operations is conducted through State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains") a wholly owned subsidiary of Farmers Casualty. State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, State Automobile Mutual Insurance Company ("Mutual") and its wholly owned subsidiary, Midwest Security Insurance Company ("Midwest"), are collectively referred to below as the "Pooled Companies."

Income before federal income taxes decreased $4.5 million to $12.0 million and $3.9 million to $31.2 million for the three months and six months ended June 30, 2001, respectively, from the same 2000 periods. Contributing to these decreases was an increase in the level of catastrophe losses within the standard segment as compared to the same period in 2000. See the discussion included within the Liquidity and Capital Resources section regarding the service fee paid by Mutual to the Company.

Consolidated earned premiums during the quarter ended June 30, 2001, increased $5.8 million (5.8%) to $105.3 million from the same 2000 period. Consolidated earned premiums for the six months ended June 30, 2001, increased $8.6 million (4.3%) to $206.9 million from the same 2000 period. The standard insurance segment's earned premiums increased consolidated quarterly and six month earned premiums 4.4% and 3.4%, respectively. Net premiums written for the three months and six months ended June 30, 2001 for this segment increased 9.6% and 9.2%, respectively, from the same 2000 periods. These increases have been largely driven by growth in commercial lines of business over the last twelve months; however, during the current quarter, personal lines of business experienced a slight increase. The nonstandard insurance segment's earned premiums increased consolidated quarterly and six month earned premiums 1.4% and 0.9%, respectively. Production levels in this segment continued to improve during the 2001 three month and six month periods as a result of improved processing routines for agents and the easing of competitive pricing pressures it had felt by certain market leaders in the first half of 2000. Net premiums written for three months and six months ended June 30, 2001 for this segment increased 33.1% and 36.2%, respectively, from the same 2000 periods.

Net investment income increased $0.8 million (8.4%) to $10.4 million and $1.7 million (9.1%) to $20.7 million for the three month and six month periods ending June 30, 2001, respectively, from the same 2000 periods. An increase in invested assets over the same time period contributed to this increase. Invested assets at June 30, 2001 were $744.5 million versus $696.5 million at June 30, 2000. The investment yield, based on fixed and equity securities at cost, remained comparable at 5.5% for both the three month and six month periods ending June 30, 2001, from the same 2000 periods, respectively.

Management services income increased $0.6 million to $4.9 million and $1.7 million to $9.9 million for the three month and six month periods ending June 30, 2001, respectively, from the same 2000 period. These increases are largely due to the increase in service fee revenue paid by Mutual in 2001 as a result of Mutual's adjusted statutory surplus increasing. See the discussion included within the Liquidity and Capital Resources section regarding the service fee paid by Mutual to the Company.

Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), increased to 73.8% for the three months ended June 30, 2001 from 66.5% for the same 2000 period and for the six months ended June 30, 2001, increased to 69.4% from 65.8% for the same 2000 period. The increase in the three month and six month loss ratios was largely the result of the Company's standard segment experiencing several large Midwest storms during the month of April, thereby causing an increase in the Company's catastrophe losses over the same 2000 time periods. The loss ratio impact from these Midwest storms was an approximate 8.1 point and 4.1 point increase to the current quarter and year to date loss ratio, respectively. Absent total catastrophe claims for the three month and six month periods, the Company's loss ratios were comparable to the same 2000 time periods; however, during the 2001 three month period the Company's workers' compensation line of business within its standard segment reflected an increase in claim activity from the same 2000 period. In reaction to this deterioration, the Company is currently analyzing the adequacy of prices relative to risks written on this line of business. The Company's nonstandard segment has reflected improvement in its losses for the three month and six months 2001 periods over the same 2000 periods. Given the volatile nature of the risks written, management consistently monitors this segments' loss activity, focusing on adequate pricing and adherence to underwriting guidelines.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), did not fluctuate significantly from the same 2000 time periods. The expense ratio increased slightly to 29.7% for the quarter ended June 30, 2001 from 29.0% for the same 2000 period and for the six months ended June 30, 2001, decreased slightly to 29.9% from 30.1% for the same 2000 period.

Interest expense relates to the line of credit agreement the Company entered into with Mutual during 1999 to assist in the funding of its stock repurchase program. Based on terms of the agreement, the interest rate adjusts annually. In 2001, the interest rate is 5.0% compared to 6.0% in 2000.

The effective Federal tax rate was 21.6% and 23.2% for the three month and six month periods ending June 30, 2001, respectively, compared to 24.3% and 25.4% for the same 2000 periods, respectively. The decreases in the three and six month effective Federal tax rates are primarily the result of tax exempt income comprising a larger proportion of income before federal income taxes in 2001 versus 2000.

Liquidity and Capital Resources
-------------------------------

Through the six months ended June 30, 2001, net cash provided by operating activities decreased to $22.5 million from $53.3 million in 2000. This decrease is due to cash transfers from affiliate companies in 2000 in conjunction with the change in the Company's Pooling Arrangement and transfer of employees to State Auto P&C, both of which were effective January 1, 2000. Overall, net cash used in investing activities decreased to $23.8 million from $67.4 million in 2000. This decrease was the result of the investment in 2000 of the cash transferred to the Company from the January 1, 2000 Pooling Arrangement amendment and transfer of employees to State Auto P&C. Net cash used in financing activities for the six months ended June 30, 2001 remained comparable to the same period in 2000.

As of June 30, 2001, funds consisting of cash and cash equivalents were $20.6 million versus $10.8 million at June 30, 2000.

As described in the Company's Form 10-K for the year ended December 31, 2000 the Ohio Department of Insurance (the "Department") has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department that justified under statutory accounting guidance outlined in Statement of Statutory Accounting Principle No. 70 - Allocation of Expenses (the "SSAP No. 70") the apportionment of all costs, including the service fee paid by Mutual to State Auto P&C under the Management and Operations Agreement dated January 1, 2000 (the "2000 Agreement"). On May 15, 2001, Mutual provided to the Department its statutory accounting justification of the apportionment of the service fee at issue. On July 25, 2001, the Department delivered a letter to Mutual indicating that in the view of the Department the service fee was not in compliance with applicable statutes and statutory accounting principles and that it expected Mutual to recharacterize (for statutory accounting purposes) the fee paid for the first quarter of 2001 from an expense to an asset. The letter also indicated the Department expected Mutual to refrain from paying the fee under the 2000 Agreement for any period subsequent to March 31, 2001. The Company continues to believe its accounting for such service fee is consistent with statutory accounting principles and that the 2000 Agreement is valid and enforceable. STFC is considering its options. There can be no assurance that any part of the service fee paid by Mutual in 2001 will be justified to the Department's satisfaction, which may affect the amount of such fee recognized as revenue by the Company. During the quarter and six months ended June 30, 2001, service fee revenue, included in management services income from affiliates, paid by Mutual, accounted for $4.2 million and $8.4 million, respectively, or 3.5 percent of total quarterly and six month revenues. On a basic and diluted earnings per share, after tax basis, this amounts to $0.07 and $0.14 for the quarter and six months ended June 30, 2001, respectively.

Notwithstanding the service fee issue, management continues to focus on its insurance operations which is the primary source of earnings and cash flow for the Company. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, has been a key factor in the Company's underwriting results over the last several years. The Company remains active in the personal and commercial markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines of business it believes offer the most profit potential.

As discussed in Item 1 of the Company's December 31, 2000 Form 10-K, Mutual entered into agreements with Meridian Mutual and MIGI pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and the outstanding shares of MIGI would be acquired by Mutual. The effective date of the merger transactions was June 1, 2001. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger was excluded from the State Auto Pooling Arrangement. Effective July 1, 2001, the insurance business of Meridian Mutual will become part of the Pooling Arrangement with the other Pooled Companies.

For the quarter and six months ended June 30, 2001, the statutory loss experience of the Meridian Mutual Group was poor. For the first half of 2001, the Meridian Mutual Group was impacted by significant catastrophe claims due to the same Midwest storms that impacted the State Auto Group, poor loss experience from its Group Advantage business that is in run off, as well as strengthening of the adequacy of the Meridian Mutual Group's loss and loss expense reserves. Additionally, during 2001, both Meridian Mutual and State Auto's management focused on strengthening Meridian Mutual Group's adherence to underwriting guidelines, as well as analyzing the adequacy of prices relative to risks written. Implementing the Company's underwriting and pricing discipline within the Meridian Mutual Group is anticipated to have an adverse effect on the top line growth of the business formerly known as the Meridian Mutual business.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

         - As discussed in Item 1 of the Company's December 31, 2000 Form 10-K, Mutual entered into agreements with Meridian Mutual and MIGI pursuant to which Meridian Mutual will be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and MIGI will be acquired by Mutual. In addition, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and Midwest Security, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

         - The Company's financial results are subject to the occurrence of weather-related and other types of catastrophic events, none of which are within the Company's control.

         - The Company's operations are subject to changes occurring in the legislative, regulatory and judicial environment, including but not limited to changes related to the implementation of the Gramm Leach Bliley Act of 1999. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally, class action and other litigation involving the insurance industry and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company's control.

         - The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. See discussion regarding the Department's recent actions related to the Company's 2001 service fee revenue that is included in the Liquidity and Capital Resources Section. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws, which restrict these companies' underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

         - The property and casualty insurance industry is highly competitive. Price competition has been very intense during recent years. This continued to be true in regards to both commercial lines and personal lines, particularly auto insurance in 2000. Several "national" carriers' active marketing efforts with respect to personal lines auto insurance have had an impact on the market for this coverage. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
--------------------------------------------------------------

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


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on Friday, May 25, 2001. The total shares represented at the meeting were 36,259,107. This constituted 93.7% of the Company's 38,695,961 shares outstanding. At the meeting, the shareholders voted on one resolution; the election of John R. Lowther, Paul W. Huesman and Robert H. Moone as Class I Directors, each to hold office until the 2004 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

                                              NUMBER OF VOTES
                                              ---------------
                                 FOR                                 WITHHELD
                                 ---                                 --------

John R. Lowther               35,341,031                               918,076
Paul W. Huesman               36,178,313                                80,794
Robert H. Moone               35,234,612                             1,024,495

         On the basis of this vote, John R. Lowther, Paul W. Huesman and Robert
H. Moone were elected as Class I Directors to serve until the 2004 annual meeting and until a successor is elected and qualified.

Item 5.  Other Information - None

                                INDEX TO EXHIBITS
Item 6.  a.       Exhibits

              Exhibit No.                      Description of Exhibits
              -----------                      -----------------------

            Exhibit 10(II) Second Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company, Farmers Casualty Insurance Company and State Auto Insurance Company

         b.       Reports on Form 8-K:  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     STATE AUTO FINANCIAL CORPORATION


Date:  August 6, 2001                /s/ Steven J. Johnston
       --------------                --------------------------------------
                                     Steven J. Johnston
                                     Treasurer and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)