Form 10-Q
period 2001-09-30
STATE AUTO FINANCIAL CORP
filed 2001-11-14
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended              September 30, 2001
                                -----------------------------------------------

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from _______________________ to _____________________

                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Ohio                                  31-1324304
---------------------------------------    -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)

518 East Broad Street, Columbus, Ohio                   43215-3976
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
                                           [X] Yes     [ ] No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                   38,841,555
--------------------------------                 ---------------
          (CLASS)                                (OUTSTANDING ON
                                                    11/12/01)

                                      INDEX

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed consolidated balance sheets - September 30, 2001 and December 31, 2000

              Condensed consolidated statements of income - Three months ended September 30, 2001 and 2000

              Condensed consolidated statements of income - Nine months
                   ended September 30, 2001 and 2000

              Condensed consolidated statements of cash flows - Nine months ended September 30, 2001 and 2000

              Notes to condensed consolidated financial statements -
                   September 30, 2001

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

   Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share data)

                                                                              September 30      December 31
ASSETS                                                                            2001             2000
                                                                                  ----             ----
                                                                               (unaudited)     (see note 1)

Fixed maturities:
   Held for investment, at amortized cost
        (fair value $30,862 and $40,225 respectively)                            $   29,328        $   39,307
   Available for sale, at fair value
        (amortized cost $795,917 and $636,302, respectively)                        826,366           653,251
Equity securities, at fair value (cost $52,363 and $44,220, respectively)            55,596            58,312
                                                                                 ----------        ----------
          Total investments                                                         911,290           750,870

Cash and cash equivalents                                                            24,056            21,305
Deferred policy acquisition costs                                                    44,956            32,458
Accrued investment income and other assets                                           30,582            19,795
Due from affiliate                                                                    6,085             1,405
Deferred federal income taxes                                                           621                 -
Net prepaid pension expense                                                          41,488            37,738
Reinsurance recoverable on losses and loss expenses payable                           7,712             7,930
Prepaid reinsurance premiums                                                          4,653            11,575
Property and equipment, net                                                          13,046            12,760
Goodwill                                                                              2,077             2,270
                                                                                 ----------        ----------
          Total assets                                                           $1,086,566        $  898,106
                                                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                 $  329,278        $  244,583
Unearned premiums                                                                   224,174           160,387
Note payable to affiliate                                                            45,500            45,500
Postretirement benefit liabilities                                                   56,832            55,841
Current federal income taxes                                                          3,388             2,903
Deferred federal income taxes                                                             -             1,490
Other liabilities                                                                     7,062             1,343
                                                                                 ----------        ----------
          Total liabilities                                                         666,234           512,047
                                                                                 ----------        ----------
STOCKHOLDERS' EQUITY
Common stock, without par value. Authorized 100,000,000 shares;
   42,949,359 and 42,625,723 shares issued, respectively, at stated
  value of $2.50 per share                                                          107,374           106,564
Less treasury shares (4,082,404 and 4,071,012, respectively) at cost                (47,218)          (47,038)
Additional paid-in capital                                                           46,070            44,208
Accumulated comprehensive income                                                     22,003            20,317
Retained earnings                                                                   292,103           262,008
                                                                                 ----------        ----------
          Stockholders' equity                                                      420,332           386,059
                                                                                 ----------        ----------
          Total liabilities and stockholders' equity                             $1,086,566        $  898,106
                                                                                 ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                      2001            2000
                                                    --------        --------

Earned premiums                                     $138,663        $ 99,604
Net investment income                                 11,623           9,743
Management services income from affiliates             4,991           4,390
Net realized gains on investments                        604           1,841
Other income (includes $366 and $395,
  respectively, from affiliates)                         790             750

                                                    --------        --------
          Total revenues                             156,671         116,328
                                                    --------        --------

Losses and loss expenses                             105,684          76,500
Acquisition and operating expenses                    40,203          28,671
Interest expense                                         569             682
Other expense, net                                     2,186           1,344
                                                    --------        --------
          Total expenses                             148,642         107,197
                                                    --------        --------

          Income before federal income taxes           8,029           9,131

Federal income tax expense                               753           1,125
                                                    --------        --------
          Net income                                $  7,276        $  8,006
                                                    ========        ========
Earnings per share:

     - basic                                        $   0.19        $   0.21
                                                    ========        ========
     - diluted                                      $   0.18        $   0.20
                                                    ========        ========
Dividends paid per common share                     $  0.033        $  0.030
                                                    ========        ========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 2001 and 2000
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                     2001            2000
                                                    --------        --------

Earned premiums                                     $345,540        $297,892
Net investment income                                 32,359          28,741
Management services income from affiliate             14,875          13,188
Net realized gains on investments                      2,421           4,640
Other income (includes $1,273 and $1,166,
  respectively, from affiliates)                       2,510           2,281
                                                    --------        --------
          Total revenues                             397,705         346,742
                                                    --------        --------

Losses and loss expenses                             249,173         206,904
Acquisition and operating expenses                   102,090          88,378
Interest expense                                       1,706           2,047
Other expense, net                                     5,481           5,186
                                                    --------        --------
          Total expenses                             358,450         302,515
                                                    --------        --------
          Income before federal income taxes          39,255          44,227

Federal income tax expense                             8,006          10,044
                                                    --------        --------
          Net income                                $ 31,249        $ 34,183
                                                    ========        ========

Net earnings per share:

     - basic                                        $   0.80        $   0.89
                                                    ========        ========
     - diluted                                      $   0.78        $   0.87
                                                    ========        ========

Dividends paid per common share                     $  0.093        $  0.085
                                                    ========        ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                                   2001            2000
                                                                                 --------        --------


Cash flows from operating activities:
   Net income                                                                    $ 31,249        $ 34,183

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization, net                                            1,985           2,552
      Net realized gains on investments                                            (2,421)         (4,640)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                          (4,361)         (1,888)
        Accrued investment income and other assets                                 (9,705)           (945)
        Net prepaid pension expense                                                (3,750)         (3,293)
        Postretirement health care benefits                                           992           2,399
        Other liabilities and due to/from affiliate, net                            1,038         (12,831)
        Reinsurance receivable and prepaid reinsurance premiums                    (1,434)         (2,127)
        Losses and loss expenses payable                                            9,120           1,731
        Unearned premiums                                                          22,292           6,836
        Federal income taxes                                                       (1,694)         (1,067)
                                                                                 --------        --------
                                                                                   43,311          20,910
   Cash provided from adding the former Meridian Mutual Insurance
        Company business to the reinsurance pool, effective July 1, 2001            6,380               -
    Cash provided from the change in the reinsurance pool participation
        percentage, effective January 1, 2001                                           -          18,617
    Cash provided from transfer of employees, effective January 1, 2001                 -          28,098
                                                                                 --------        --------
          Net cash provided by operating activities                                49,691          67,625
                                                                                 --------        --------
Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                             (184,414)       (143,473)
   Purchase of equity securities                                                  (15,709)        (14,864)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                             9,970           3,830
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                           32,854          12,682
   Sale of fixed maturities - available for sale                                  102,526          53,297
   Sale of equity securities                                                        8,138          14,745
   Net additions of property and equipment                                           (677)           (248)
                                                                                 --------        --------
          Net cash used in investing activities                                   (47,312)        (74,031)
                                                                                 --------        --------

Cash flows from financing activities:
   Payments to acquire treasury stock                                                   -            (300)
   Net proceeds from the sale of common stock                                       1,527             920
   Payment of dividends                                                            (1,155)         (1,030)
                                                                                 --------        --------
          Net cash provided by (used in) financing activities                         372            (410)
                                                                                 --------        --------
          Net increase (decrease) in cash and cash equivalents                      2,751          (6,816)

Cash and cash equivalents at beginning of period                                   21,305          24,560
                                                                                 --------        --------

Cash and cash equivalents at end of period                                       $ 24,056        $ 17,744
                                                                                 ========        ========
Supplemental disclosures:
   Federal income taxes paid                                                     $  9,700        $ 11,111
                                                                                 ========        ========
   Fixed maturities - available for sale, provided from adding the former
       Meridian Mutual Ins. Co. business to the reinsurance pool 7/1/01          $109,699               -
                                                                                 ========        ========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

As discussed in Item 1 of the Company's December 31, 2000 Form 10-K, Mutual entered into agreements with Meridian Mutual Insurance Company ("Meridian Mutual") and Meridian Insurance Group, Inc. ("MIGI") pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and the outstanding shares of MIGI would be acquired by Mutual. The effective date of the merger transaction was June 1, 2001. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger was excluded from the State Auto Pooling Arrangement (the "Pooling Arrangement"). Effective July 1, 2001, the insurance business of the former Meridian Mutual, that was now legally Mutual business, became part of the Pooling Arrangement with the other Pooled Companies. In conjunction with the addition of the former Meridian Mutual business to the State Auto Pool, the Pooled Subsidiaries received cash and assets from Mutual totaling approximately $116.1 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. The business written by the former Meridian Mutual added to the Pooling Arrangement provides both standard and nonstandard personal lines and standard commercial lines to its policyholders. The principal lines of business include standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers compensation, general liability and fire insurance. The Pooled Subsidiaries received 53% of this former Meridian Mutual business.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)


2. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                         Three months ended       Nine months ended
                                                            September 30            September 30
                                                            ------------            ------------
                                                          2001        2000        2001        2000
                                                          ----        ----        ----        ----

   Net income                                            $7,276       $ 8,006     $31,249     $34,183
   Unrealized holding gains (losses), net of tax         (2,383)        3,123       1,686       6,779
                                                       ---------   ----------  ----------  ----------
   Comprehensive income                                   $4,893      $11,129     $32,935     $40,962
                                                       =========   ==========  ==========  ==========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 2001 and December 31, 2000 include only unrealized holding gains (losses), net of tax.


3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                            Three months ended               Nine months ended
                                                               September 30                     September 30
                                                               ------------                     ------------
                                                           2001            2000             2001             2000
                                                           ----            ----             ----             ----

   Numerator:

     Net income for basic and diluted
       Earnings per share                                $ 7,276          $ 8,006          $31,249          $34,183
                                                         -------          -------          -------          -------

   Denominator:

     Weighted average shares for
       Basic earnings per share                           38,847           38,460           38,737           38,406

     Effect of dilutive stock options                        878              784              927              629

     Adjusted weighted average shares
       For diluted earnings per share                     39,725           39,244           39,664           39,035
                                                         -------          -------          -------          -------

   Basic earnings per share                              $  0.19          $  0.21          $  0.80          $  0.89
                                                         -------          -------          -------          -------
   Diluted earnings per share                            $  0.18          $  0.20          $  0.78          $  0.87
                                                         -------          -------          -------          -------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)


4. REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                       Three months ended                     Nine months ended
                                                          September 30                           September 30
                                                          ------------                            ------------
                                                        2001              2000              2001              2000
                                                        ----              ----              ----              ----

   Premiums earned:
       Other insurers and reinsurers                  $  3,730          $  4,732          $  9,814          $ 10,355
       Ceded under Pooling Arrangement                 107,821           100,411           314,539           297,858

   Losses and loss expenses incurred:
       Other insurers and reinsurers                  $  1,216          $  1,103          $  3,750          $  1,572
       Ceded under Pooling Arrangement                  73,458            78,682           225,275           211,090


5. SEGMENT INFORMATION

                                                            Three months ended                 Nine months ended
                                                               September 30                      September 30
                                                               ------------                      ------------
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----

   Revenues from external customers:
     Standard insurance                                  $137,512         $101,866         $348,165         $304,066
     Nonstandard insurance                                 12,615            7,308           29,299           22,094
     Investment management services                           947              841            2,662            2,515
     Management and operations services                     4,195            3,662           12,581           10,988
     All other                                                780              801            2,540            2,417
                                                         --------         --------         --------         --------
   Total revenues from external customers                 156,049          114,478          395,247          342,080
                                                         ========         ========         ========         ========

   Intersegment revenues:
     Standard insurance                                    $   23           $   61           $  104           $  142
     Investment management services                           923            1,078            2,497            3,230
     Management and operations services                     1,216              727            3,646            2,126
     All other                                                421              434            1,231            1,289
                                                         --------         --------         --------         --------
   Total intersegment revenues                              2,583            2,300            7,478            6,787
                                                         ========         ========         ========         ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                               September 30, 2001
                    (in thousands, except per share amounts)
                                   (unaudited)


5. SEGMENT INFORMATION - CONTINUED

   Segment profit (loss):
     Standard insurance                              $ 2,757          $ 1,898             $ 19,353           $ 23,441
     Nonstandard insurance                            (1,501)             (11)                (727)               367
     Investment management services                    1,536            1,336                4,324              3,975
     Management and operations services                5,248            4,409               15,482             13,312
     All other                                           237              386                  623                801
                                                     -------          -------          -----------          ---------
   Total segment profit                                8,277            8,018               39,055             41,896

   Reconciling items:
     Corporate expenses                                 (852)            (728)              (2,221)            (2,309)
     Net realized gains                                  604            1,841                2,421              4,640
                                                     -------          -------          -----------          ---------
   Total consolidated income before
   federal income taxes                              $ 8,029          $ 9,131             $ 39,255           $ 44,227
                                                     =======          =======          ===========          =========

   Segment assets:
     Standard insurance                                                                $   997,021          $ 810,924
     Nonstandard insurance                                                                  60,438             46,990
     Investment management services                                                         10,632              6,791
     All other                                                                              17,803             14,473
                                                                                       -----------          ---------
   Total segment assets                                                                $ 1,085,894          $ 879,178
                                                                                       ===========          =========


The Company has four reportable segments: standard insurance, nonstandard insurance, investment management services and effective January 1, 2000, management and operations services. As noted in footnote 1 - Basis of Presentation, the Company began providing management and operations services through its wholly owned subsidiary State Auto P&C. Effective October 1, 2001, as discussed in Footnote 6 - Transactions with Affiliates, the management and operations services segment will be discontinued. The Company will not incur any expenses as a result of discontinuing this segment.


6. TRANSACTIONS WITH AFFILIATES

On October 24, 2001, the board of directors of the Company and Mutual and special committees thereof approved a resolution of the disagreement between the Company and the Ohio Department of Insurance (the "Department") as to the service fee paid by Mutual to State Auto P&C under the Management and Operations Agreement dated January 1, 2000 (the "2000 Agreement"). A Department letter confirms this resolution and permits recognition of the service fee income, which amounted to $4.2 million and $12.5 million, pre-tax, for the three month and nine-month period ending September 30, 2001, respectively, and approves regulatory filings that implement a revised management agreement, changes the Pooled Subsidiaries (as defined below) pooling participation percentages and implements a stop loss reinsurance arrangement between Mutual and the Pooled Subsidiaries.

Effective October 1, 2001, the 2000 Agreement will be modified to eliminate the service fee. The 2000 Agreement will allocate costs and apportion those costs among the parties to the agreement in accordance with the pooling percentages under the Pooling Arrangement. For those affiliate companies not party to the Pooling Arrangement, costs will be allocated under applicable accounting principles. Also effective October 1, 2001, the Pooling Arrangement will be amended whereby the Pooled Subsidiaries will assume 80% of the State Auto Pool's income and expenses, which compares with their current percentage of 53%. In conjunction with this change in pool participation percentage, it is anticipated that the Pooled Subsidiaries will receive cash and assets from Mutual of approximately $240.0 million, which relates to the additional net insurance liabilities assumed. In addition, effective October 1, 2001, Mutual entered into a stop loss reinsurance arrangement (the "Stop Loss") with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the State Auto Pool's quarterly underwriting losses and gains. If the State Auto Pool's statutory loss and loss adjustment expense ratio is between 70.75% and 80%, Mutual will reinsure the Pooled Subsidiaries for 27% of the State Auto pool's underwriting loss in excess of a loss ratio of 70.75%. Each of the Pooled Subsidiaries would be responsible for its respective share of the pool's losses over the 80% threshold. Also, Mutual will have the right to participate in the profits of the State Auto Pool. Mutual will be paid 27% of the pool's underwriting profits attributable to statutory loss ratios less than 69.25%, but more than 59.99%. Implementation of these agreements remains subject to approval by other state insurance regulatory authorities.


7. RECLASSIFICATIONS

Certain items in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

This discussion pertains to the following companies: State Auto Financial Corporation (the "Company") and its wholly owned insurance subsidiaries State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company ("SAIC"); all of which engage in the standard insurance segment of the Company's operations. The Company's nonstandard segment of operations is conducted through State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains") a wholly owned subsidiary of Farmers Casualty. State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, State Automobile Mutual Insurance Company ("Mutual") and its wholly owned subsidiary, Midwest Security Insurance Company are collectively referred to below as the "Pooled Companies" or the "State Auto Pool".

As discussed in Item 1 of the Company's December 31, 2000 Form 10-K, Mutual entered into agreements with Meridian Mutual Insurance Company ("Meridian Mutual") and Meridian Insurance Group, Inc. ("MIGI") pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and the outstanding shares of MIGI would be acquired by Mutual. The effective date of the merger transaction was June 1, 2001. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger was excluded from the State Auto Pooling Arrangement (the "Pooling Arrangement"). Effective July 1, 2001, the insurance business of the former Meridian Mutual that was now legally Mutual business, became part of the Pooling Arrangement with the other Pooled Companies. In conjunction with the addition of the former Meridian Mutual business to the State Auto Pool, the Pooled Subsidiaries received cash and assets from Mutual totaling approximately $116.1 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. The business written by the former Meridian Mutual added to the Pooling Arrangement provides both standard and nonstandard personal lines and standard commercial lines to its policyholders. The principal lines of business include standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers compensation, general liability and fire insurance. The Pooled Subsidiaries received 53% of this former Meridian Mutual business.

Income before federal income taxes decreased $1.1 million to $8.0 million and $4.9 million to $39.3 million for the three months and nine months ended September 30, 2001, respectively, from the same 2000 periods. Contributing to the quarterly decrease were the loss results of the former Meridian Mutual business, while the nine-month decrease was also impacted by the Meridian Mutual business as well as an increase in the level of catastrophe losses within the standard segment during the first half of 2001 as compared to the same period in 2000.

Consolidated earned premiums during the quarter ended September 30, 2001, increased $39.1 million (39.2%) to $138.7 million from the same 2000 period and for the nine months ended September 30, 2001, increased $47.6 million (16.0%) to $345.5 million from the same 2000 period. These increases were principally the result of the addition of the former Meridian Mutual business to the State Auto Pool, effective July 1, 2001, that increased quarterly and year to date consolidated earned premiums 30.3% and 10.1%, respectively. The internal growth of the standard insurance segment's earned premiums increased consolidated quarterly and nine month earned premiums 6.1% and 4.3%, respectively. These increases have been largely driven by growth in commercial lines of business over the last twelve months; however, during the last two quarters, personal lines of business began to experience slight increases. The internal growth of the nonstandard insurance segment's earned premiums increased consolidated quarterly and nine month earned premiums 2.8% and 1.6%, respectively. Production levels in this segment continued to improve during the 2001 three month and nine month periods as a result of improved processing routines for agents and the easing of competitive pricing pressures it had felt by certain market leaders in the first half of 2000.

Net investment income increased $1.9 million (19%) to $11.6 million and $3.6 million (12.6%) to $32.4 million for the three month and nine month periods ending September 30, 2001, respectively, from the same 2000 periods. Contributing primarily to these increases was the $116.1 million in cash and assets transferred to the Company in conjunction with the July 1, 2001 addition of the former Meridian Mutual business to the State Auto Pool. Additionally, there was a general increase in invested assets from the same time period in 2000. Invested assets at September 30, 2001 were $877.6 million versus $704.4 million at September 30, 2000. The investment yield, based on fixed and equity securities at cost, decreased to 5.3% for the quarter compared to 5.5% for the same 2000 time period and for the nine months ended remained comparable to the same 2000 period at 5.4%.

Management services income increased $0.6 million to $5.0 million and $1.7 million to $14.9 million for the three month and nine month periods ending September 30, 2001, respectively, from the same 2000 period. These increases are largely due to the increase in service fee revenue paid by Mutual in 2001 as a result of Mutual's adjusted statutory surplus increasing. See the discussion included within the Liquidity and Capital Resources section regarding the service fee paid by Mutual to the Company.

Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), was 76.2% for the three months ended September 30, 2001 and 76.8% for the same 2000 period and for the nine months ended September 30, 2001, was 72.1% and 69.5% for the same 2000 period. As previously noted, the current quarter was adversely impacted by the loss results of the former Meridian Mutual business assumed by the Pooled Subsidiaries. The third quarter loss ratio for this business assumed was 105.0%. The former Meridian Mutual's case reserves were and are now being reviewed with the intent of reserving the former Meridian Mutual claims in a manner consistent with State Auto practices. The result was an increase in the third quarter of $5.7 million in case reserves on claims occurring in accident periods prior to the third quarter 2001. This reserve strengthening represents 4.1 points of the Company's current quarter's loss ratio. Absent this reserve strengthening, the former Meridian Mutual business continues to produce poor results. During 2001, management has focused on strengthening the former Meridian Mutual's adherence to underwriting guidelines in a manner consistent with State Auto practices, as well as analyzing the adequacy of prices relative to risks written. Implementing the Company's underwriting and pricing discipline within the former Meridian Mutual book is anticipated to have an adverse effect on the top line growth of the former Meridian Mutual business. The increase in the nine-month loss ratio was not only impacted by the current quarter loss results of the former Meridian Mutual business, but also by the Company's standard segment that experienced several large Midwest storms during the month of April, thereby causing an increase in the Company's catastrophe losses over the same 2000 time periods. The impact for both the former Meridian Mutual reserve strengthening as well as the Midwest storms was an approximate 4.1 point increase in the nine-month loss ratio.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), did not fluctuate significantly from the same 2000 time periods. The expense ratio increased slightly to 29.0% for the quarter ended September 30, 2001 from 28.8% for the same 2000 period and for the nine months ended September 30, 2001, decreased slightly to 29.5% from 29.7% for the same 2000 period.

Interest expense relates to the line of credit agreement the Company entered into with Mutual during 1999 to assist in the funding of its stock repurchase program. Based on terms of the agreement, the interest rate adjusts annually. In 2001, the interest rate is 5.0% compared to 6.0% in 2000.

The effective Federal tax rate was 9.4% and 20.4% for the three month and nine month periods ending September 30, 2001, respectively, compared to 12.3% and 22.7% for the same 2000 periods, respectively. The decreases in the three and nine month effective Federal tax rates are primarily the result of tax exempt income comprising a larger proportion of income before federal income taxes in 2001 versus 2000.


Liquidity and Capital Resources
-------------------------------

Through the nine months ended September 30, 2001, net cash provided by operating activities decreased to $49.7 million from $67.6 million in 2000. Contributing to this decrease were cash transfers from affiliate companies in 2000 in conjunction with the change in the Company's Pooling Arrangement and transfer of employees to State Auto P&C, both of which were effective January 1, 2000. Overall, net cash used in investing activities decreased to $47.3 million from $74.0 million in 2000. This decrease was the result of the investment in 2000 of the cash transferred to the Company from the January 1, 2000 Pooling Arrangement amendment and transfer of employees to State Auto P&C.

As of September 30, 2001, funds consisting of cash and cash equivalents were $24.1 million versus $17.7 million at September 30, 2000.

On October 24, 2001, the board of directors of the Company and Mutual and special committees thereof approved a resolution of the disagreement between the Company and the Ohio Department of Insurance (the "Department") as to the service fee paid by Mutual to State Auto P&C under the Management and Operations Agreement dated January 1, 2000 (the "2000 Agreement"). A Department letter confirms this resolution and permits recognition of the service fee income, which amounted to $4.2 million and $12.5 million, pre-tax, for the three month and nine-month period ending September 30, 2001, respectively, and approves regulatory filings that implement a revised management agreement, changes the Pooled Subsidiaries pooling participation percentages and implements a stop loss reinsurance arrangement between Mutual and the Pooled Subsidiaries.

Effective October 1, 2001, the 2000 Agreement will be modified to eliminate the service fee. The 2000 Agreement will continue to allocate costs and apportion those costs among the parties to the agreement in accordance with the pooling percentages under the Pooling Arrangement. For those affiliate companies not party to the Pooling Arrangement, costs will be allocated under applicable accounting principles. Also effective October 1, 2001, the Pooling Arrangement will be amended whereby the Pooled Subsidiaries will assume 80% of the State Auto Pool's income and expenses, which compares with their current percentage of 53%. In conjunction with this change in pool participation percentage, it is anticipated that the Pooled Subsidiaries will receive cash and assets from Mutual of approximately $240.0 million, which relates to the additional net insurance liabilities assumed. In addition, effective October 1, 2001, Mutual entered into a stop loss reinsurance arrangement (the "Stop Loss") with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the State Auto Pool's quarterly underwriting losses and gains. If the State Auto Pool's statutory loss ratio is between 70.75% and 80%, Mutual will reinsure the Pooled Subsidiaries for 27% of the State Auto pool's underwriting loss in excess of a loss ratio of 70.75%. Each of the Pooled Subsidiaries would be responsible for its respective share of the pool's losses over the 80% threshold. Also, Mutual will have the right to participate in the profits of the State Auto Pool. Mutual will be paid 27% of the pool's underwriting profits attributable to statutory loss ratios less than 69.25%, but more than 59.99%. The change in pool percentage coupled with the Stop Loss are expected to result in a minimum annual pre-tax benefit to the Company of approximately $9.0 million during the period through December 31, 2003, which is the term of the Stop Loss provided the State Auto Pool's Statutory Loss Ratio does not exceed 80% in any particular quarter during the term of the Stop Loss. Implementation of these agreements remains subject to approval by other state insurance regulatory authorities.

Notwithstanding the service fee issue, management continues to focus on its insurance operations, which are the primary source of earnings and cash flow for the Company. As discussed above, particular emphasis throughout 2001 has been placed on improving the former Meridian Mutual book of business. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, have been key factors in the Company's underwriting results over the last several years. The Company remains active in the personal and commercial markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines of business it believes offer the most profit potential.


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

     - As discussed in Item 1 of the Company's December 31, 2000 Form 10-K, Mutual entered into agreements with Meridian Mutual and MIGI pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation of the merger, and MIGI would be acquired by Mutual. The effective date of the merger transaction was June 1, 2001. In addition, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and Midwest Security, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None


                                INDEX TO EXHIBITS

Item 6. a.   Exhibits

             Exhibit No.           Description of Exhibits
             -----------           -----------------------

                10(JJ)      Second  Amendment  to 1991  Directors'  Stock
                            Option Plan

                10(KK)      Second  Amendment  to 2000  Directors'  Stock
                            Option Plan


        b.   Reports on Form 8-K: None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       STATE AUTO FINANCIAL CORPORATION


Date:  NOVEMBER 14, 2001               /s/ Steven J. Johnston
      ------------------               -------------------------------------
                                       Steven J. Johnston
                                       Treasurer and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)