Form 10-K
period 2001-12-31
STATE AUTO FINANCIAL CORP
filed 2002-03-29
CIK 874977

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

           For the transition period from ___________ to _____________

Commission File Number 0-19289


                        STATE AUTO FINANCIAL CORPORATION
                        --------------------------------
             (exact name of Registrant as specified in its charter)


             Ohio                                        31-1324304
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

518 East Broad Street, Columbus, Ohio                    43215-3976
-------------------------------------                  --------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (614) 464-5000

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

         On March 22, 2002, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $190,168,643.

         On March 22, 2002, the Registrant had 38,980,255 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 23, 2002, which Proxy Statement will be filed within 120 days of December 31, 2001, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

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

         State Auto Financial owns 100% of the outstanding shares of State Auto Property and Casualty Insurance Company, a South Carolina corporation ("State Auto P&C"), Milbank Insurance Company, a South Dakota corporation ("Milbank"), Farmers Casualty Insurance Company, an Iowa corporation ("Farmers Casualty"), State Auto Insurance Company, an Ohio corporation ("SAIC"), and State Auto National Insurance Company, an Ohio corporation ("National"). State Auto P&C, Milbank and Farmers Casualty are regional standard insurers engaged primarily in writing personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation and fire insurance. SAIC provides standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. National writes nonstandard personal automobile insurance.

         While Mutual originally acquired Milbank, Mutual sold Milbank to STFC in July 1998. State Auto Financial issued approximately 5.1 million common shares of STFC to Mutual in exchange for 100% of the outstanding shares of Milbank and as a result, Milbank became a wholly-owned subsidiary of State Auto Financial. Since the transaction was a combination of entities under common control, it has been accounted for similar to a pooling of interest.

         On January 1, 1999, Farmers Casualty, an Iowa domiciled standard property casualty insurer writing in Iowa and Kansas, became a wholly owned subsidiary of STFC following completion of its plan of conversion from a mutual insurer. In August 1998, STFC contributed $9.0 million in capital to Farmers Casualty in the form of a surplus note. On completion of Farmers Casualty's conversion, STFC exchanged the surplus note for all the issued and outstanding shares of Farmers Casualty. Farmers Casualty owns 100% of the outstanding shares of Mid-Plains Insurance Company ("Mid-Plains"), an Iowa based insurer which principally writes nonstandard auto insurance in Iowa and Kansas.

         In May 1999, SAIC was formed by STFC. It began operations in Ohio upon receiving its Ohio certificate of authority in January 2000. SAIC currently writes standard personal lines in Ohio utilizing leading edge technology to the maximum extent feasible.

         In addition to the above-described insurers, effective as of January 1, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security Insurance Company ("Midwest Security"), a Wisconsin domiciled standard personal lines property and casualty insurer. Midwest Security participates in the Pooling Arrangement (defined below). See "Pooling Arrangement" in the "Narrative Description of Business."

         In 2000, Mutual entered into agreements with Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana domiciled property and casualty insurance company, and Meridian Insurance Group, Inc. ("MIGI"), an Indiana domiciled publicly traded insurance holding company. In one transaction, Meridian Mutual was merged with and into Mutual, with Mutual continuing as the surviving corporation. In a substantially concurrent transaction, the outstanding shares of MIGI were acquired by Mutual. The effective date of both transactions was June 1, 2001. MIGI's wholly-owned insurance subsidiaries are Meridian Security Insurance Company, an Indiana domiciled standard property casualty insurer ("Meridian Security"), Meridian Citizens Security Insurance Company, an Indiana domiciled standard property casualty insurer ("Meridian Citizens"), and Insurance Company of Ohio, an Ohio domiciled standard property casualty insurer ("ICO"). MIGI is also party to an affiliation agreement with Meridian Citizens Mutual Insurance Company, an Indiana domiciled standard property casualty insurer ("Meridian Citizens Mutual"). Meridian Security, Meridian Citizens, ICO and Meridian Citizens Mutual are hereafter referred to collectively as the "Meridian Insurers", and together with MIGI they are hereafter referred to collectively as the "Meridian Companies."

         State Auto P&C, Mutual, Milbank, Midwest Security, Farmers Casualty and SAIC, all of which participate in a pooling arrangement, are collectively referred to hereafter as the "Pooled Companies." State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to hereafter as the "Pooled Subsidiaries". See "Pooling Arrangement" in the "Narrative Description of Business." The Pooled Companies, National, Mid-Plains and the Meridian Insurers are collectively referred to as the "State Auto Group."

         At this time, the insurers in the State Auto Group market their insurance products through approximately 22,800 independent insurance agents associated with approximately 3,800 agencies in 26 states. The State Auto Group's insurance products are marketed primarily in the central and eastern part of the United States, excluding New York, New Jersey and the New England States.

         Another wholly-owned subsidiary of State Auto Financial, Stateco Financial Services, Inc., an Ohio corporation ("Stateco"), provides investment management services to affiliated insurance companies and insurance premium finance services to commercial insurance customers of the State Auto Group. See "Investment Management Services" and "Insurance Premium Finance Services" in the "Narrative Description of Business."

         Strategic Insurance Software, Inc. ("S.I.S."), an Ohio corporation wholly-owned by STFC, develops and sells software for the processing of insurance transactions, management of insurance policy data and electronic interfacing of insurance policy information between insurance companies and agencies. See "Insurance Software Business" in the "Narrative Description of Business."

         518 Property Management and Leasing, LLC ("518 PML"), an Ohio limited liability company, engages in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco. See "Property Leasing Business" in the "Narrative Description of Business."

         State Auto Financial and its subsidiaries, State Auto P&C, Milbank, Farmers Casualty, SAIC, National, Mid-Plains, Stateco, S.I.S., and 518 PML, are collectively referred to as the "Company." ANY REFERENCE TO FINANCIAL INFORMATION FOR 1999 EXCLUDES SAIC.

         Since January 1, 1987, State Auto P&C has participated in a quota share reinsurance pooling arrangement with Mutual (the "Pooling Arrangement"). While it has been modified several times since 1987, as of January 1, 2000, it was further amended adding SAIC as a participant and modifying the pooling percentages as follows: Mutual (46%), State Auto P&C (39%), Milbank (10%), Midwest Security (1%), Farmers Casualty (3%), and SAIC (1%), and those percentages remained in effect through September 30, 2001. Effective October 1, 2001, the pooling percentages were modified as follows: Mutual (19%), State Auto P&C (59%), Milbank (17%), Midwest Security (1%), Farmers Casualty (3%) and SAIC (1%). See "Pooling Arrangement" in the "Narrative Description of Business."

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

         Effective January 1, 2000, any individuals providing services to any of the companies in the State Auto Group who were not already employees of State Auto P&C became employees of State Auto P&C. In conjunction with this change, the foregoing management agreements were replaced with a Management and Operations Agreement dated January 1, 2000 (the "2000 Management Agreement"), a 2000 Midwest Management Agreement (as defined below) and a 2000 Farmers Casualty Management Agreement (defined below). Mutual continues to provide facilities for such entities under these new management agreements. Effective October 1, 2001, the 2000 Management Agreement was amended as discussed below. See "Management Agreement" in the "Narrative Description of Business."

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         See Note 14 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" regarding the Company's reportable segments. Prior to 2001, the Company operated in two insurance segments, the standard insurance segment, consisting of the business operations of the Pooled Subsidiaries and the nonstandard insurance segment, consisting of the business operations of National and Mid-Plains. With the merger of Meridian Mutual into Mutual and effective July 1, 2001, with the addition of the former Meridian Mutual business to the Pooling Arrangement (see "Pooling Arrangement" in "Narrative Description of Business"), the Company renamed the two insurance segments that existed prior to 2001 to be the State Auto standard segment and the State Auto nonstandard segment, and added two additional insurance segments; the standard insurance business of the former Meridian Mutual ("Meridian Standard Segment") and the nonstandard insurance business of the former Meridian Mutual ("Meridian Nonstandard Segment"). Additional information regarding the Company's insurance as well as its non-insurance segments, is provided in the "Narrative Description of Business."

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

(d)      NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY INSURANCE

POOLING ARRANGEMENT

         Since January 1987, State Auto P&C and Mutual have participated in the Pooling Arrangement. Under the terms of the Pooling Arrangement, State Auto P&C cedes all of its insurance business to Mutual. All of Mutual's property and casualty insurance business is also included in the pooled business. Mutual then cedes a percentage of the pooled business to State Auto P&C and retains the balance. From January 1987 through December 31, 1991, State Auto P&C assumed 20% of the pooled business. Effective January 1, 1992, State Auto P&C increased its percentage of the pool to 30%. Effective January 1, 1995, the Pooling Arrangement was amended to include all of the property and casualty business of Milbank. Concurrently with the inclusion of Milbank, the participation percentages were amended as follows: Mutual 55%, State Auto P&C 35% and Milbank 10%. Effective January 1, 1998, Midwest Security was added to the Pooling Arrangement and concurrently the participation percentages were amended as follows: Mutual 52%, State Auto P&C 37%, Milbank 10%, and Midwest Security 1%. With the addition of Farmers Casualty to the State Auto Group, effective January 1, 1999, it was added to the

Pooling Arrangement and concurrently the pooling percentages were also amended as follows: Mutual 49%, State Auto P&C 37%, Milbank 10%, Midwest Security 1% and Farmers Casualty 3%.

         Effective January 1, 2000, the Pooling Arrangement was amended through the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 as subsequently amended (the "2000 Pooling Agreement"). The 2000 Pooling Agreement:
1) added SAIC as a party; 2) modified the pooling percentages to: Mutual 46%, State Auto P&C 39%, Milbank 10%, Midwest Security 1%, Farmers Casualty 3% and SAIC 1%; 3) increased the exclusion for the Catastrophe Assumption Agreement written by State Auto P&C from $100.0 million excess of $120.0 million to $135.0 million excess of $120.0 million (see "Reinsurance" in the "Narrative Description of Business"); and 4) excluded voluntary assumed reinsurance from third parties underwritten by Mutual from and after January 1, 2000. Effective June 1, 2001, with the merger of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger was excluded from the Pooling Arrangement. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement. The business written by the former Meridian Mutual includes both standard and nonstandard personal lines and standard commercial lines. The principal lines of business are standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. The former Meridian Mutual business represents approximately 20% of the Pooled Companies' business.

         The former Meridian Mutual business continues to be processed primarily through the former Meridian Mutual underwriting and claims system for both its standard and nonstandard business. Management will monitor this former Meridian Mutual business as a separate segment from the State Auto standard/nonstandard business processed through State Auto's underwriting and claims systems. Monitoring of these business segments separately is necessary in order to facilitate the integration of the former Meridian Mutual business as it migrates over time to the State Auto systems platform which fully implements State Auto policies, pricing, underwriting and claims philosophies. Over time, it is anticipated that the Meridian segments will decrease and eventually disappear as those segments are fully integrated on the State Auto systems platform. See "Standard Insurance Segment" and "Nonstandard Insurance Segment" in "Narrative Description of Business". Effective October 1, 2001, the Pooling Arrangement was amended again to change the pooling percentages of the participants to: Mutual 19%, Midwest Security 1%, State Auto P&C 59%, Milbank 17%, Farmers Casualty 3% and SAIC 1%. This change in the Pooling Arrangement was part of a resolution reached by the Company and the Ohio Department of Insurance ("ODI") as to the disagreement between the Company and ODI relating to the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement (See "Management Agreement " in "Narrative Description of Business").

         The pooling percentages are reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. As a result of the October 1, 2001 changes, it is not management's current intention to recommend the Company adjust its aggregate pooling percentage in the foreseeable future. Pooling changes generally can be expected to be based on the performance of the insurance operations of the current pool participants, the growth in direct premiums written of each company as it relates to the pooling percentages, the combined ratio of the pooled business and the net premiums written of the pooled business in relation to the statutory capital and surplus of each participant, among other factors. Under revised procedures, management of each of the Pooled Companies would make recommendations to an independent committee of the Board of each of Mutual and STFC. These independent committees would review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Boards of both Mutual and State Auto Financial. See "Management Agreement" in the "Narrative Description of Business." The Pooling Arrangement is terminable by any party on 90 days notice or by mutual agreement of the parties. None of the Pooled Companies currently intends to terminate the Pooling Arrangement.

         The Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of the Pooled Companies than any one company would experience individually by spreading the underwriting risk among each of the participants. Under the terms of the Pooling Arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies on the basis of their participation in the pool. One effect of the Pooling Arrangement is to provide each participant with an identical mix of property and casualty insurance business on a net basis.

         The 2000 Pooling Agreement contains a provision which excludes from the scope of the Pooling Arrangement catastrophic loss claims and loss adjustment expenses incurred by State Auto P&C, Mutual, Milbank, National, Midwest Security, Farmers Casualty, SAIC, and Mid-Plains in the amount of $115.0 million in excess of $120.0 million as well as the premium for such exposures. State Auto P&C is the reinsurer for each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. Effective November 2001, these limits in the Catastrophe Assumption Agreement were amended to $100.0 million excess of $120.0 million, which layer of reinsurance continues to be excluded from the 2000 Pooling Agreement. See "Reinsurance" in the "Narrative Description of Business."

         The business of the Meridian Insurers is not included in the Pooling Arrangement and therefore does not affect the Company's insurance operations.

MANAGEMENT AGREEMENT

         Prior to January 1, 2000, State Auto P&C provided executive management services for all insurance affiliates within the State Auto Group pursuant to the Amended and Restated Management Agreement, the Midwest Management Agreement, and the Farmers Casualty Management Agreement. Mutual provided non-executive employees and facilities for such entities through December 31, 1999. For its performance of these services, State Auto P&C was paid a quarterly management fee based on formulas outlined in the management agreements, provided certain performance standards were achieved by the companies to which executive management services were provided, as described in the agreements.

         Effective January 1, 2000, any individuals providing services to any of the companies in the State Auto Group who were not already employees of State Auto P&C became employees of State Auto P&C. In conjunction with this change, the foregoing management agreements were replaced with the 2000 Management Agreement, the 2000 Midwest Management Agreement and the 2000 Farmers Casualty Management Agreement. Mutual continues to provide facilities for such entities under these new management agreements. Effective January 1, 2002, State Auto P&C became the employer of record for those persons who had been employees of MIGI.

         Under these management agreements put in place in January of 2000, State Auto P&C, through its employees, is responsible for performing all organizational, operational and management functions for each of the managed companies. For its performance of these services, State Auto P&C was paid a quarterly management and operations services fee based on formulas outlined in the agreements, to the extent certain performance standards were achieved, as described in these agreements. The quarterly management and operations services fee under the 2000 Management Agreement among State Auto P&C and Mutual, inter alia, was based on a percentage of the three year average of each managed company's adjusted surplus or equity. Under the 2000 Midwest Management Agreement, among State Auto P&C, Mutual and Midwest Security, Midwest Security pays 0.75% of direct written premium for management and operation services performed by employees of State Auto P&C. The 2000 Farmers Casualty Management Agreement is a management agreement among Farmers Casualty, Mid-Plains, State Auto P&C and Mutual. Farmers Casualty and Mid-Plains pay 0.75% of direct written premium for management and operations services performed by employees of State Auto P&C.

         As periodically disclosed during early 2001, the ODI requested that Mutual file an analysis with the ODI on a quarterly basis, starting with the quarter beginning January 1, 2001, that justified the apportionment of the service fee paid by Mutual to State Auto P&C under the 2000 Management Agreement, under the accounting guidelines outlined in Statement of Statutory Accounting Principle No. 70 - Allocation of Expenses. The Company believed its accounting for such service fee was consistent with all statutory accounting principles. After months of discussions, on October 24, 2001, the Board of Directors of the Company and Mutual and Special Independent Committees thereof approved a resolution of the disagreement between the Company and the ODI regarding the service fee paid by Mutual to State Auto P&C. The disagreement with ODI was resolved and ODI expressly did not take issue with Mutual's payment of the service fee for the first three quarters of 2001, which amounted to $12.5 million pre-tax, nor with Mutual's accounting for the service fee in each of those quarters. The ODI also approved regulatory filings, effective October 1, 2001, implementing a revised 2000 Management Agreement, changing the Pooling Arrangement's participation percentages and implementing a Stop Loss Reinsurance Arrangement between Mutual and certain of the Pooled Companies. See "Pooling Arrangement" and "Reinsurance" in the "Narrative Description of Business".

         As noted above, effective October 1, 2001, the 2000 Management Agreement was amended to eliminate the service fee charged by State Auto P&C to affiliates, including Mutual, that were party to the 2000 Management Agreement. The 2000 Management Agreement continues to allocate costs and apportion those costs among the parties to the 2000 Management Agreement in accordance with terms outlined in the 2000 Management Agreement. Neither the 2000 Midwest Management Agreement or the 2000 Farmers Casualty Management Agreement was affected by the disagreement or its resolution with the ODI relative to the 2000 Management Agreement. As a result of the loss of the service fee under the 2000 Management Agreement, substantially all of State Auto P&C's insurance operations management fee has been eliminated, effective October 1, 2001. Consequently, beginning with the first quarter 2002, the management and operations services segment will be included in the other category for segment reporting as the results of this segment will no longer meet the quantitative thresholds for separate presentation as a reportable segment.

         The parties intend to also modify the conflict procedures addressed by the 2000 Management Agreement. The Coordinating Committee has been replaced by the Independent Committee of the Board of Directors of each of Mutual and State Auto Financial. An amendment to the 2000 Management Agreement effecting this change has been approved by the boards of directors and is subject to regulatory approval. These committees review and evaluate business opportunities meeting described criteria using such factors as they consider relevant. Based upon such review and evaluation, these committees then make recommendations to their respective boards of directors as to whether or not such business opportunity should be pursued and if so, by which company. The Boards of Directors of Mutual, State Auto Financial and, when appropriate, a subsidiary, must then act on the recommendation of the committee after considering all other factors they deem relevant.

         Each of the 2000 Management Agreement, the 2000 Midwest Management Agreement and the 2000 Farmers Casualty Management Agreement has a ten-year term ending December 31, 2009, and automatically renews for an additional ten-year term unless sooner terminated in accordance with its terms. The 2000 Management Agreement may also be terminated by any of the managed companies upon events constituting a change of control or potential change of control (as defined in the 2000 Management Agreement) of the Company, upon agreement between a managed company and State Auto P&C and, the agreement is terminated automatically with respect to a party if it is subject to insolvency proceedings. If the 2000 Management Agreement is terminated for any reason, the Company would have to locate facilities to continue its operations, although the Company does not anticipate such termination.

         Investment management services are provided by Stateco. See "Investment Management Services" in the "Narrative Description of Business."

STANDARD INSURANCE SEGMENT

         The Company's share of the business written by the Pooled Companies constitutes the Company's State Auto and Meridian standard insurance segments as well as the Meridian nonstandard segment. See "Nonstandard Insurance Segment" in the "Narrative Description of Business". The standard segments include personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation, liability, fire and other lines of business. Independent insurance agencies constitute the Company's sales force for both the standard segments and the nonstandard segments. Footnote 14 in the Company's Consolidated Financial Statements included herewith sets forth the amount of the Company's net earned premiums by line of insurance for both the State Auto and Meridian standard segments and nonstandard segments.

         As mentioned above, the insurance business of Mutual, (including after July 1, 2001, the business formerly known as the Meridian Mutual business), State Auto P&C, Milbank, Midwest Security, Farmers Casualty, and SAIC, is combined through the Pooling Arrangement. This Pooling Arrangement effectively gives each of the Pooled Companies an identical mix of personal and commercial business as written by all six insurers. More than half of the Pooled Companies State Auto standard segment products' sales are personal lines. The Meridian standard segment is weighted toward commercial lines, though in recent years Meridian's standard segment growth had been primarily in personal lines due to Group Advantage(R) policies. The Group Advantage(R) program has been terminated. A substantial proportion of that business has already been non-renewed in a manner consistent with local law. The Company intends to non-renew all Group Advantage(R) business.

         The insurance businesses of National and Mid-Plains are not included in the Pooling Arrangement; however, the Meridian nonstandard segment is included in the Pooling Arrangement because the former Meridian Mutual's nonstandard business was not written in a separate company. Except for reinsurance arrangements between each of these companies and Mutual, 100% of each of these companies' business remains in the Company. National's, Mid-Plains' and the former Meridian Mutual's nonstandard segment are personal lines auto insurance products written for nonstandard risks, with less restrictive underwriting criteria and higher rates than those applicable to standard risks.

         The Company uses computer-based underwriting procedures for its State Auto standard personal lines business. Under such procedures, applications for such business may be accepted or rejected based upon established underwriting guidelines. Applications that do not meet guidelines for automated acceptance are referred to personal lines specialists who review the applications and assess exposure. During the underwriting process, risks are also reviewed to determine whether or not they are acceptable as submitted by the independent agents as preferred, standard or nonstandard risks. The Company has just begun a project to update and enhance its computer assisted underwriting system. This will extend over many months, but it is expected to enhance efficiency and productivity, without impairing the quality of the Company's underwriting. While personal lines specialists have had underwriting and sales responsibilities, the Company has been expanding new sales efforts in personal lines. It has created the Personal Lines Sales Specialist position, whose primary responsibilities are to have regular personal contact with a group of agencies for the purpose of making those agencies more aware of the Company's personal lines product portfolio.

         The following tables set forth the statutory loss ratios by line of insurance and the combined ratio for the standard insurance segments of the Company's business, prepared in accordance with accounting practices prescribed or permitted by state insurance authorities, for the periods indicated. The loss ratio is the ratio of incurred losses and associated expenses to net earned premiums ("loss ratio"). The combined ratio is a traditional measure of underwriting profitability. The combined ratio is the sum of (a) the loss ratio; and (b) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses, to net written premium ("expense ratio"). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income or federal income taxes. The Company's operating income depends on income from underwriting operations, investments and management fees, although management fee income is substantially reduced after October 1, 2001. See "Management Agreement" in the "Narrative Description of Business".

         The following table provides the aggregate statutory loss ratios by line of insurance and the combined ratio for the Company's two standard insurance segments, the State Auto standard insurance segment and beginning July 1, 2001, the Meridian standard insurance segment:


                                               Standard Insurance Segments
                                                Year Ended December 31(1)
                                                -------------------------
                                                 2001      2000      1999
                                                -----      ----      ----
        Loss ratios:
             Automobile                          73.9%     66.7%     65.2%
             Homeowners and Farmowners           85.8%     78.8%     75.3%
             Commercial multi-peril             100.4%     63.0%     69.9%
             Workers' compensation              105.2%     65.2%     41.1%
             Fire and allied lines               62.9%     58.8%     89.2%
             Other commercial liability          58.2%     80.7%     61.4%
             Other personal lines                42.5%     34.6%     36.3%
             Other commercial lines              27.1%      9.7%     28.4%
                                                -----      ----      ----
        Total loss ratio                         76.2%     67.6%     67.0%
        Expense ratio                            28.3%     27.1%     29.5%
                                                -----      ----      ----
        Combined ratio                          104.5%     94.7%     96.5%
                                                =====      ====      ====


-----------------------------------------

(1) This reflects a combination of the loss experience of the Pooled Subsidiaries after giving effect to reinsurance and the 2000 Pooling Agreement and the Reinsurance Pooling Agreement, amended and restated as of January 1, 1999, (the "99 Pooling Agreement"), respectively.


     The following tables provide the statutory loss ratios by line of insurance and the combined ratio for the State Auto and Meridian standard insurance segments, respectively.


                                                State Auto Standard Segment
                                                 Year Ended December 31(1)
                                                 ------------------------
                                                 2001      2000      1999
                                                 ----      ----      ----
                Loss ratios:
                     Automobile                  65.1%     66.7%     65.2%
                     Homeowners and Farmowners   79.5%     78.8%     75.3%
                     Commercial multi-peril      74.4%     63.0%     69.9%
                     Workers' compensation       69.9%     65.2%     41.1%
                     Fire and allied lines       62.8%     58.8%     89.2%
                     Other commercial liability  54.5%     80.7%     61.4%
                     Other personal lines        44.1%     34.6%     36.3%
                     Other commercial lines      27.8%      9.7%     28.4%
                                                 ----      ----      ----
                Total loss ratio                 66.3%     67.6%     67.0%
                Expense ratio                    28.4%     27.1%     29.5%
                                                 ----      ----      ----
                Combined ratio                   94.7%     94.7%     96.5%
                                                 ====      ====      ====


------------------

(1) This reflects a combination of the loss experience of the Pooled Subsidiaries after giving effect to reinsurance and the 2000 Pooling Agreement and the 99 Pooling Agreement, respectively.


                                                          Meridian Standard Segment
                                                       Year Ended December 31, 2001(1)

        Loss ratios:
             Automobile                                             131.30%
             Homeowners and Farmowners                              136.30%
             Commercial multi-peril                                 171.60%
             Workers' compensation                                  165.40%
             Fire and allied lines                                   66.9%
             Other commercial liability                             214.5%
             Other personal lines                                    27.1%
                                                                    ------
        Total loss ratio                                            139.6%
        Expense ratio                                                27.8%
                                                                    ------
        Combined ratio                                              167.4%
                                                                    ======

         ------------------

(1) This reflects the loss experience of the Meridian standard segment assumed by the Pooled Subsidiaries through the 2000 Pooling Agreement.

NONSTANDARD INSURANCE SEGMENT

         In October 1991, State Auto Financial formed National to write personal automobile insurance for nonstandard risks. National began writing insurance in Ohio in 1992. It is now licensed in 22 states and active in 19, having begun operations in Florida during 2001. In addition to National, as of January 1, 1999, the Company writes nonstandard auto insurance through Mid-Plains. Mid-Plains operates in Kansas and Iowa. During 2001, the Company began moving the processing of Mid-Plains business to the National processing platform to enhance operational efficiencies. Existing nonstandard auto risks that are in the Meridian nonstandard segment will continue to be written by Mutual until such policies terminate. During the fourth quarter of 2001, National's product and system platform began to be introduced on a state by state basis to former Meridian agents so that National will be used for all new nonstandard auto business these agents place. It is envisioned that National will eventually be the principal writer for all nonstandard auto risks within the State Auto Group. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically not acceptable to standard market companies because insureds have poor loss experience or driving record, a history of late payments of premium, or relatively unfavorable insurance credit scores, or a combination of these factors. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

         The following table provides the statutory loss ratios by line of insurance for the Company's nonstandard insurance segments, which includes National and Mid-Plains, and beginning July 1, 2001, the Meridian nonstandard insurance segment:


                                        Nonstandard Insurance Segments
                                             Year Ended December 31
                                      ----------------------------------
                                      2001(1)       2000          1999
                                      -----         -----         -----
        Loss Ratio:
            Automobile                 92.0%         81.4%         71.7%
        Expense Ratio                  21.7%         25.2%         29.9%
                                      -----         -----         -----
        Combined Ratio                113.7%        106.6%        101.6%
                                      =====         =====         =====


----------------------------------------

(1) Reflects the combination of the loss experience of National and Mid-Plains as well as the Meridian nonstandard segment assumed by the Pooled Subsidiaries through the 2000 Pooling Agreement, beginning July 1, 2001.

         The following tables set forth the statutory loss ratios and combined ratios of National and Mid-Plains, which are engaged in the State Auto nonstandard segment of the business, and the Meridian nonstandard segment, respectively:


                                         State Auto Nonstandard Segment
                                           Year Ended December 31(1)
                                       ---------------------------------
                                        2001        2000          1999
                                       -----        -----         -----
        Loss Ratio:
            Automobile                  77.9%        81.4%         71.7%
        Expense Ratio                   21.9%        25.2%         29.9%
                                       -----        -----         -----
        Combined Ratio                  99.8%       106.6%        101.6%
                                       =====        =====         =====


(1) Reflects the combination of the loss experience of National and Mid-Plains.


                                                      Meridian Nonstandard Segment
                                                     Year Ended December 31, 2001(1)
                                                     -------------------------------

        Loss Ratio:
            Automobile                                            168.2%
        Expense Ratio                                              20.8%
                                                                  ------
        Combined Ratio                                            189.0%
                                                                  ======

----------------------------------

(1) Reflects the loss experience of the Meridian nonstandard segment assumed by the Pooled Subsidiaries through the 2000 Pooling Agreement, beginning July 1, 2001.


MARKETING

         In its 26 states of operation, the State Auto Group markets its products through approximately 22,800 insurance agents associated with approximately 3,800 independent insurance agencies. While the merger of Meridian Mutual with and into State Auto Mutual did not add new, continuing states of operation to the operating territory of the State Auto Group, it did increase the number of agencies in its existing states of operation by approximately 1,600. In addition to agencies added as a result of the merger with Meridian Mutual, 156 new agencies were appointed in 2001, exceeding the Company's goal of
108. Meridian Mutual was writing business in the State of Washington through its internet Direct Response Program prior to its merger with Mutual. This business is currently in run off. Mutual is not licensed to write business in the State of Washington. The State Auto Group has offered all its agents a revised State Auto Group agency agreement, which once fully implemented, will place all its agencies, including those it refers to as former Meridian agencies, under the same agreement.

         Additionally, through the Group Advantage(R) programs, the former Meridian Mutual made its personal lines products available to Sam's Club Members. This program, while generating premium growth, consistently failed to meet Meridian's management's profitability objectives. As a result, the former Meridian Mutual had ceased writing new business in this program during 2000 and commenced non-renewing all existing business written in the program. The losses this business incurred are reflected in the Meridian standard segment, which adversely affected the Company's 2001 results.

         None of the companies in the State Auto Group has any contracts with managing general agencies.

         State Auto National markets nonstandard products exclusively through the Company's network of independent agents. As noted above, State Auto National is licensed in 22 states and operated in 19 states in 2001. Mid-Plains writes nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers Casualty in those states, but in 2001, the Mid-Plains business began to be processed on State Auto National's system. The former Meridian Mutual nonstandard products were also marketed through the Meridian independent agency force, as well as agents specializing in nonstandard coverage only. As noted, National's product is being introduced to these "former Meridian agents" on a state by state basis. See "Nonstandard Automobile Insurance" in the "Narrative Description of Business."

         Because independent insurance agents significantly influence which insurance company their customers select, management views the Company's independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; an agent stock purchase plan; and an agent stock option plan.

         The Company actively helps its agencies develop professional sales skills within their staff. The training programs include both products and sales training in concentrated programs in the Company's home office. Further, the training programs include disciplined follow-up and coaching for an extended time.

         The Company takes a leadership role in the insurance industry with respect to agency automation, promoting single entry multi-company interface using industry standards, especially through software developed and marketed by S.I.S. (SEMCI Partner(R)). The Company believes that, since agents and their customers realize better service and efficiencies through automation, they value their relationship with the Company. Automation can make it easier for the agent to do business with the Company which helps to make the Company attractive to prospective agents. This also enhances the existing agencies' relationship with the Company.

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

         To strengthen agency commitment to producing profitable business and further develop its agency relationships, the Company's Agent Stock Purchase Plan offers its agents the opportunity to use commission income to purchase the Company's stock. The Company's transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a broker. As of year-end 2001, 257 agencies participated in this agent stock purchase plan.

         In addition to the Agent Stock Purchase Plan, the Company has created an Agent Stock Option Plan incentive for a select group of agencies which represent the Company. If an agent/agency meets specific annual production and profitability requirements during a five-year period the agent participates in the plan, that agent/agency vests State Auto Financial stock options granted annually at the market price on the day of the grant. On vesting, options are exercisable and have a 10-year term from date of grant.

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

         The Company receives premiums on products marketed in Arkansas, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, West Virginia and Wisconsin. During 2001, the seven states that contributed the greatest percentage of direct premiums written to the State Auto Group were North Carolina (3.5%), Pennsylvania (5.7%), Minnesota (5.8%), Tennessee (6.8%), Indiana (9.6%), Kentucky (11.5%) and Ohio (17.9%).

CLAIMS

         Insurance claims on policies written by the Company are usually investigated and settled by staff claims adjusters. The Company's claims division emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports the Company's marketing efforts by providing agents and policyholders with prompt and effective service.

         Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. Upon receipt, each claim is reviewed and assigned to an adjuster based upon its type, severity and class of insurance. The claims division is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Property or casualty claims estimated to reach $100,000 or above are sent to the home office to be supervised by claims division specialists. In territories in which there is not sufficient volume to justify having full-time adjusters, the Company uses independent appraisers and adjusters to evaluate and settle claims under the supervision of claims division personnel.

         The Company attempts to minimize claims costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service. The Company's in-house trial counsel operations in Cleveland, Ohio and Baltimore, Maryland, which represent insureds in third party litigation, continue their operations. It has no immediate plans to add in-house trial counsel in any other territories where it operates.

         The third party, proprietary bodily injury evaluation software which claims representatives use to help them value bodily injury claims, except for the most severe injury cases, continues to be a valuable tool for the Company. The Central Claims Department ("CCD") created in the Company's home office in 1998 has expanded in size since its inception, both in terms of the volume of claims handled and the number of individuals working in the unit, without a net increase in the number of employees in the claims division. The claims division also provides 24 hour, 7 days a week claim service through associates in its Contact Center. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at "Item 7" for discussion regarding the Company's response to the Meridian claims and reserving practices.

RESERVES

         Loss reserves are management's best estimates at a given point in time of what the Company expects to pay to claimants, based on facts, circumstances and historical trends then known. It can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

         The Company maintains reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses.

         Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at "Item 7" for discussion regarding the Company's response to the Meridian claims and reserving practices.

         Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the Pooling Arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 2001, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

         The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 2001.


                                                                           Year Ended December 31
                                                                  --------------------------------------
                                                                    2001          2000           1999
                                                                    ----          ----           ----
                                                                            (in thousands)
  Reserve for losses and loss expenses
       at beginning of year (1)                                   $ 236,653     $ 221,682      $ 205,034
                                                                  ---------     ---------      ---------
  Provision for losses and loss expenses occurring:
           Current year                                             366,348       277,805        271,507
           Prior years(2)                                            60,726        (5,638)        (6,878)
                                                                  ---------     ---------      ---------
               Total                                                427,074       272,167        264,629
                                                                  ---------     ---------      ---------
  Loss and loss expense payments for claims occurring during:
           Current year                                             240,508       164,620        168,512
           Prior years                                              144,862       104,871        100,349
                                                                  ---------     ---------      ---------
               Total                                                385,370       269,491        268,861
                                                                  ---------     ---------      ---------
  Impact of acquisition of Farmers Casualty
       and Mid-Plains, 1/1/99                                            --            --         13,247
  Impact of the addition of the former Meridian Mutual
       business to the Pooling Arrangement, effective
       7/1/01                                                        75,575            --             --
  Impact of pooling change 10/1/01, 1/1/00, and 1/1/99(3)           156,009        12,295          7,633
  1/1/99/1/98 (3)
                                                                  ---------     ---------      ---------
  Reserve for losses and loss expenses at end of year (1)         $ 509,941     $ 236,653      $ 221,682
                                                                  =========     =========      =========

---------------

(1) This line item is net of reinsurance recoverable on losses and loss expenses payable of approximately, $13,919,000, $7,930,000, and $10,807,000 for the years 2001, 2000, and 1999, respectively.

(2) This line item shows increases (decreases) in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. The increase of $60,726,000 in 2001 for claims occurring in prior years, is generally the result of reserve strengthening that occurred on the former Meridian Mutual business in order to bring these claim reserves in line with historic State Auto adequacy levels as well as ongoing analysis of recent loss development trends. The change in the decrease in the calendar year losses and loss expenses over the two year period ending December 31, 2000 has resulted primarily from developments in the long-tail lines such as general liability, commercial auto liability, workers' compensation and no-fault insurance.

(3) This line item represents the increase in loss and loss expense reserves due to the Company's change in pooling participation percentages effective October 1, 2001, January 1, 2000, and January 1, 1999, respectively. See "Pooling Arrangement" in "Narrative Description of Business".

----------------

         The following table sets forth the development of reserves for losses and loss expenses from 1991 through 2001 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

         The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

         The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2001, the Company had paid 66.1% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1991.

         The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1991 reserve has developed a $13.0 million redundancy through December 31, 2001. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

         In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1996, but incurred in 1993, will be included in the cumulative redundancy amount for years 1993, 1994 and 1995. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         Effective January 1, 1992, the pooling percentage was changed whereby State Auto P&C increased its share in the pooled losses and loss expenses from 20% to 30%. This increase is reflected in the 1992 column. Effective January 1, 1995, the pooling percentage was again changed adding Milbank to the pool and increasing State Auto P&C's share in the pooled losses and loss expenses from 30% to 35%. This increase is reflected in the 1995 column. In addition, in 1998, 1999, 2000 and 2001, the Pooling Arrangement was amended to increase the Company's share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1992, 1995, 1998, 1999, 2000 and 2001 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1992, 1995, 1998, 1999, 2000 and 2001 has been netted against and has reduced the cumulative amounts paid for years prior to 1992, 1995, 1998, 1999, 2000 and 2001, respectively.

                         [See table on following page.]

                                                                         Page 19

                                                              State Auto Financial Corp.
                                                               Years Ended December 31

                                              1991          1992          1993          1994           1995

                                                                (Dollars in Thousands)

Net liability for losses
  and loss expenses payable             $   71,139    $  119,044    $  123,337    $  126,743    $  206,327

Paid (cumulative)
  as of:
   One year later                             12.2%         41.3%         42.2%          1.5%         38.2%
   Two years later                            43.0%         60.9%         41.3%         29.1%         55.4%
   Three years later                          58.7%         60.6%         55.6%         44.5%         63.3%
   Four years later                           58.4%         68.0%         64.5%         51.0%         67.7%
   Five years later                           63.9%         71.9%         67.2%         54.6%         71.9%
   Six years later                            67.5%         72.5%         69.0%         58.8%         67.1%
   Seven years later                          67.7%         73.7%         72.1%         52.3%
   Eight years later                          69.0%         75.2%         67.0%
   Nine years later                           70.2%         71.5%
   Ten years later                            66.1%


Net liability re-estimate
  as of:
   One year later                             91.2%         92.7%         93.7%         87.4%         87.0%
   Two years later                            87.2%         90.5%         90.0%         77.1%         86.4%
   Three years later                          85.4%         87.6%         85.0%         77.0%         83.2%
   Four years later                           84.5%         85.6%         86.3%         72.9%         81.6%
   Five years later                           82.3%         87.3%         82.8%         70.9%         81.3%
   Six years later                            86.7%         84.5%         81.6%         70.0%         83.6%
   Seven years later                          83.1%         83.0%         80.8%         72.6%
   Eight years later                          81.0%         82.0%         83.6%
   Nine years later                           79.4%         84.7%
   Ten years later                            81.7%

Cumulative redundancy (deficiency)      $   13,038    $   18,201    $   20,269    $   34,787    $   33,848

Cumulative redundancy (deficiency)            18.3%         15.3%         16.4%         27.4%         16.4%

Gross* liability - end of year                        $  224,771    $  245,929    $  277,783    $  412,553
Reinsurance receivable                                $  105,727    $  122,591    $  151,040    $  206,226
Net liability - end of year                           $  119,044    $  123,337    $  126,743    $  206,327

Gross liability re-estimated - latest                       96.4%        100.6%         93.0%         84.8%
Reinsurance receivable re-estimated -
latest                                                     109.6%        117.8%        110.2%         86.1%
Net liability re-estimated - latest                         84.7%         83.6%         72.6%         83.6%




                                                                      State Auto Financial Corp.
                                                                       Years Ended December 31

                                              1996          1997          1998          1999          2000        2001

                                                                        (Dollars in Thousands)

Net liability for losses
  and loss expenses payable             $  199,480    $  194,155    $  205,034    $  221,682    $  236,657    $509,941

Paid (cumulative)
  as of:
   One year later                             39.4%         32.7%         35.4%         41.8%          5.9%         --
   Two years later                            54.1%         54.6%         61.6%         43.0%
   Three years later                          65.0%         70.1%         62.1%
   Four years later                           73.2%         69.2%
   Five years later                           69.8%
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later


Net liability re-estimate
  as of:
   One year later                             91.3%         93.0%         96.6%         97.5%        125.7%         --
   Two years later                            87.3%         92.0%         96.7%        119.1%
   Three years later                          86.7%         91.9%        111.9%
   Four years later                           87.0%        102.0%
   Five years later                           92.6%
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Cumulative redundancy (deficiency)      $   14,755       ($3,924)     $(24,335)     $(42,279)     $(60,726)          --

Cumulative redundancy (deficiency)             7.4%         -2.0%        -11.9%        -19.1%        -25.7%          --

Gross* liability - end of year          $  410,658    $  402,718    $  414,268    $  438,748    $  457,202
Reinsurance receivable                  $  211,178    $  208,563    $  209,234    $  217,065    $  220,544
Net liability - end of year             $  199,480    $  194,155    $  205,034    $  221,682    $  236,657

Gross liability re-estimated - latest         92.9%         98.3%        107.2%        108.1%        112.5%
Reinsurance receivable re-estimated -
latest                                        93.1%         94.9%        102.6%         96.9%         98.3%
Net liability re-estimated - latest           92.6%        102.0%        111.9%        119.1%        125.7%


* Gross liability includes: Direct & assumed losses & loss expenses payable.

         The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):


                                                   2001         2000         1999
                                                   ----         ----         ----
                                                          (in thousands)
    GAAP losses and loss
         expenses payable                        $523,960     $244,583     $232,489
    Less:  ceded reinsurance recoverable
         on losses and loss expenses payable       13,919        7,930       10,807
    Add:  salvage and subrogation
         recoverable                               26,216       13,402       13,505
                                                 --------     --------     --------
    STAT losses and loss
         expenses payable                        $536,157     $250,055     $235,187
                                                 ========     ========     ========


REINSURANCE

         Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. The Meridian Insurers do not participate in the Pooling Arrangement. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded.

         Each member of the State Auto Group is party to working reinsurance treaties for property and casualty lines with several reinsurers arranged through a reinsurance broker. Under the property excess of loss treaty, each member is responsible for the first $2.0 million of each defined loss and the reinsurers are responsible for 100% of the excess over $2.0 million up to $10 million of defined loss, depending upon the nature of the injury or damage. The rates for this reinsurance are negotiated annually.

         The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 100% of the loss excess of $2.0 million and up to $5.0 million. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorists, and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage above a $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

         Effective July 1, 2001, the State Auto Group entered into a new reinsurance treaty for the workers compensation exposure, where each member is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the loss excess of $2.0 million and up to $10 million. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2 million per person. This exposure was previously covered in the casualty excess of loss treaty. .

         In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverage. Included are umbrella liability losses which are reinsured up to a limit of $15.0 million above a maximum $600,000 retention. The State Auto Group also makes use of the facultative market for unique risk situations and participates in involuntary pools and associations in certain states.

         The members of the State Auto Group combined retain the first $40 million of each property catastrophe occurrence that affects more than those two individual risks. Eighty ($80) million dollars of traditional reinsurance is available above the $40 million retention with a co-participation of the above named companies of 5%.

         In the event the State Auto Group incur catastrophe losses in excess of $120.0 million, State Auto Financial has implemented a structured contingent financing transaction with Bank One ("Bank One") to provide up to $100.0 million to be used to cover such catastrophe losses. This arrangement, effective November 16, 2001, replaced the prior structured contingent financing transaction State Auto Financial had with Bank One effective November 17, 2000. Under this arrangement, in the event of such a loss, State Auto Financial would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from Bank One and a syndicate of other lenders (the "Lenders"). State Auto Financial will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, National, Farmers Casualty, Mid-Plains, SAIC, Meridian Citizens Mutual, and Meridian Security pursuant to a Catastrophe Assumption Agreement in the amount of $100.0 million excess $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. State Auto Financial is obligated to redeem the preferred shares by making periodic payments to the SPC. The SPC would use these payments to repay the Lenders, over a five year period. This layer of $100.0 million excess of $120.0 million has been excluded from the Pooling Arrangement as well by virtue of the 2000 Pooling Agreement. See "Pooling Arrangement" in the "Narrative Description of Business." In addition, State Auto Financial's obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual, and the Lenders, under which, in the event of a default by State Auto Financial as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding. In February of 2002, the FASB initiated a project to consider guidance related to the issue of special purpose entity consolidation. Specifically, the FASB discussed issues related to identifying and accounting for special purpose entities as part of the FASB's Consolidation Project. The results of these deliberations could negatively impact the Company's accounting approach for the structured contingent financing transaction, if an event triggering this cover were to occur. Management will continue to monitor this guidance and its potential impact on the Company.

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

         For the period October 1, 2001 through December 31, 2003, Mutual entered into a Stop Loss Reinsurance Arrangement (the "Stop Loss") with certain of the Pooled Companies. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains, in the manner described. If the Pooling Arrangement statutory loss and loss adjustment expense ratio (the "Loss Ratio") is between 70.75% and 80.00%, Mutual will reinsure certain of the Pooled Companies 27% of the Pooling Arrangements' losses in excess of a Loss Ratio of 70.75% up to 80.00%. Certain of the Pooled Companies would be responsible for its share of the Pooling Arrangements' losses over the 80.00% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement. Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%.

REGULATION

         Most states have enacted legislation that regulates insurance holding company systems. Ohio, the domiciliary state of Mutual, National, SAIC and ICO, has adopted legislation regulating the activities of those companies. South Carolina has adopted legislation regulating the activities of State Auto P&C as the South Carolina domiciled member of the holding company system, as have South Dakota and Wisconsin, which are the domiciliary regulators of Milbank and Midwest Security, respectively, and Iowa which regulates Farmers Casualty and Mid-Plains. The same is true in Indiana which is the domiciliary regulator for Meridian Security, Meridian Citizens, and Meridian Citizens Mutual. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, SAIC, National, Mid-Plains and the Meridian Insurers, at any time, require disclosure of material transactions involving insurer members of the holding company system and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends from State Auto P&C, Milbank, Farmers Casualty, SAIC and National to State Auto Financial. Pursuant to these laws, all transactions within the holding company system affecting Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, SAIC, National, Mid-Plains or any of the Meridian Insurers, must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer.

         South Carolina insurance law provides that no person may acquire direct or indirect control of State Auto P&C unless that person has obtained the prior written approval of the Chief Insurance Commissioner of South Carolina for such acquisition. Ohio has similar statutory provisions in place which would be applicable to National, SAIC and ICO, as does South Dakota for Milbank, Wisconsin for Midwest Security, Iowa for Farmers Casualty and Mid-Plains, and Indiana as respects Meridian Insurers other than ICO.

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

         Pursuant to these rules, a total of $25.1 million is available for payment to State Auto Financial as a dividend from State Auto P&C, Milbank, Farmers Casualty, SAIC and National during 2002 without prior approval from the South Carolina, South Dakota, Iowa and Ohio Insurance Departments, respectively, under current law.

         RATE AND RELATED REGULATION. The Company is not aware of any adverse legislation or regulation that was adopted by any state where the Company did business during 2001 which would present material obstacles to the Company's overall business. Several states where the Company does business have passed or are considering more strict regulation of the use of credit scoring in rating and/or risk selection in personal lines of business. This could have an adverse impact on the Company as it has adopted credit scoring as an underwriting tool. Such regulation would limit the Company's ability to take advantage of this tool.

         In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers' operations, the NAIC has tested insurer's risk-based capital requirements since 1994. As of December 31, 2001, each insurer affiliated with the Company exceeded all standards tested by the formula applying risk-based capital requirements.

         While the insurance business has for years been subject to state regulation, the regulatory landscape has been affected by the federal financial services reform legislation, the Gramm Leach Bliley Act ("GLB"), signed into law in 1999. It is still difficult to specifically identify the impact of this new law on the Company, except in the area of privacy protection. New internal procedures have been created to comply with the new requirements imposed by GLB. Otherwise, at least as respects the Company, the strategic impact of GLB has not yet manifested itself.

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

THE OHIO DEPARTMENT OF INSURANCE DISPUTE

         See "Management Agreement" in the "Narrative Description of Business."

INVESTMENTS

         The Company's investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company's investment portfolio is managed separately from that of Mutual and its affiliates and investment results are not shared by each of the Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for the Company and Mutual and its subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors. See "Investment Management Services" in the "Narrative Description of Business."

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

          Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. Consequently, pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company segregates a portion of its fixed maturity investments as available for sale for the purpose of providing greater flexibility in the investment portfolio and these are carried at fair value. Fixed maturities available-for-sale totaled $1,051.4 million and $653.3 million at December 31, 2001, and December 31, 2000, respectively. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held-to-maturity and carried at amortized cost. Fixed maturities categorized as hold-to-maturity totaled $27.4 million and $39.3 million at December 31, 2001, and December 31, 2000, respectively.

         At December 31, 2001 and 2000, respectively, the Company's equity portfolio totaled $59.8 million and $58.3 million.

         The table below provides information about the quality of the Company's fixed maturity portfolio:


                             Bond Portfolio Quality

                        Investment Grade Corporates
                            and Municipals                89.1%
                        (Rated AA or better)
                        U.S. Governments                   7.0%

                        U.S. Government Agencies           3.9%


         The following table sets forth the Company's investment results for the periods indicated:


                                                  Year Ended December 31
                                          --------------------------------------
                                            2001          2000          1999
                                            ----          ----          ----
                                                  (Dollars in thousands)

          Average invested assets (1)     $870,864      $712,627      $633,989
          Net investment income (2)       $ 47,375      $ 38,915      $ 34,262
          Average yield                        5.4%          5.5%          5.4%


--------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities at amortized cost, equity securities at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

--------------

INVESTMENT MANAGEMENT SERVICES

         Stateco has been providing investment management services since 1993. These services are provided to all insurance companies affiliated with the Company or Mutual, including Mutual, Midwest Security, State Auto P&C, Milbank, Farmers Casualty, SAIC, National, Mid-Plains and the Meridian Insurers. Stateco has entered into an Investment Management Agreement with each of these entities, (except ICO) pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

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

INSURANCE SOFTWARE BUSINESS

         S.I.S., a wholly owned subsidiary of STFC, develops and sells software used by insurance companies and agencies to allow more efficient and effective electronic management and communication of policyholder data from insurers to agents (download) and from agents to insurers (upload). S.I.S.' principal product, SEMCI Partner(R), is an alternative to significantly more costly agency management systems. While S.I.S.' principal customer from a revenue standpoint is Mutual, it has sold and continues to sell SEMCI Partner(R) directly to agents, including agents who do not represent the State Auto Group. It has approximately 800 Semci Partner(R) systems in place, and of these, 75% are with agents who represent State Auto, while the remainder are in agencies that have no other business relationship with State Auto. S.I.S.' revenue from SEMCI Partner(R) and other S.I.S. software sales is not material to the Company at this time.

PROPERTY LEASING BUSINESS

         518 PML is an Ohio limited liability company. The members of 518 PML are Stateco and State Auto P&C. Its business is owning office buildings and certain personal property which it leases to Mutual at what it believes are market rates. Revenue from 518 PML is not material to the Company at this time.

COMPETITION

         The property and casualty insurance industry is highly competitive. While it appears that in certain lines of business prices are firming for the first time in years, which has had a positive impact on sales revenue, the fact remains that as a whole, the industry is over-capitalized based on historical norms. While competition is not currently as price driven as it had been for years, it is impossible to predict how long this harder market will last. There has been added uncertainty in the marketplace since the events of September 11th. The issue of terrorism coverage has been more highly publicized, particularly as respects the coverage reinsurers will make available to primary insurers. Some in the industry have lobbied for the federal government to address the issue to avoid severe market dislocation. As respects the Company, since its CAT reinsurance program with traditional cover renews on July 1, 2002, it has not had to face yet the loss of terrorism cover in its reinsurance, nor is it certain what the market for reinsurance will be at the time the cover renews. There is significant uncertainty in the marketplace about terrorism cover although it appears to be available albeit at a higher price. The Company intends to exclude terrorism in commercial policies. It will file exclusions with state insurance departments as soon as practicable, although not all states are approving such filings.

         Another underwriting and claims issue the Company is confronting is "toxic mold". This source of loss has received significant publicity in recent months and indications exist that mold claims will become an ever increasing problem The Company believes the contract was not written or priced to address this kind of commonly occurring condition, particularly when remediation costs are extreme. Hence, to protect its current rate structure, the Company is also moving to file mold exclusions on homeowner policies in all states that will accept such filings.

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

EMPLOYEES

         As of March 8, 2002, the Company had 2,042 employees. This includes 565 employees who had been employees of MIGI until January 1, 2002. Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT


  Name of Executive Officer and                      Principal Occupation(s)              An Executive Officer
    Position(s) with Company          Age          During the Past Five Years           of the Company Since (1)
    -------------------------         ---          --------------------------           ------------------------

Robert H. Moone,                       58    Chairman   of  the  Board  of  STFC  and             1991
    Chairman, President and                  Mutual,   1/1/01   to   present;   Chief
    Chief Executive Officer                  Executive  Officer  of STFC and  Mutual,
                                             5/99 to present; President of STFC and
                                             Mutual, 5/96 to present; Executive Vice
                                             President, 11/93 to 5/96 and prior
                                             thereto Vice President of STFC and
                                             Mutual

Mark A. Blackburn,                     50    Senior Vice President of STFC and                    1999
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

Steven J. Johnston,                    42    Senior  Vice   President   of  STFC  and             1994
    Senior Vice President,                   Mutual,  8/99 to present;  Treasurer and
    Treasurer and Chief                      Chief  Financial  Officer  of  STFC  and
    Financial Officer                        Mutual, 4/97 to present;  Vice President
                                             of STFC and Mutual, 5/95 to 8/99

John R. Lowther,                       51    Senior  Vice   President   of  STFC  and             1991
    Senior Vice President,                   Mutual,  3/01 to present;  Secretary and
    Secretary      and                       General   Counsel   of  STFC,   5/91  to
    General Counsel                          present  and of Mutual  8/89 to present;
                                             Vice  President  of  STFC,  5/91 to 3/01
                                             and of Mutual 8/89 to 3/01

James E. Duemey,                       55    Vice  President and  Investment  Officer             1991
    Vice President                           of STFC and Mutual, 5/91 to present
    and Investment Officer

William D. Hansen,                     36    Vice   President  of  Mutual,   3/00  to             2000
    Vice President                           present;  Vice  President of STFC,  5/00
                                             to present; Assistant Vice President of
                                             Mutual 5/95 to 3/00

Steven R. Hazelbaker                   46    Vice   President   of  Mutual   6/01  to             2001
    Vice President                           present;  Vice President of STFC 6/01 to
                                             present; CFO and Treasurer of Meridian
                                             Insurance Group, Inc. (MIGI) and
                                             Meridian Mutual Insurance Company
                                             ("Meridian Mutual") 1994 to 6/01; Vice
                                             President of MIGI and Meridian Mutual
                                             1995 to 6/01

Noreen W. Johnson,                     53    Vice President of STFC and Mutual,  3/98             1998
     Vice President                          to present;  Assistant Vice President of
                                             Mutual,   3/97  to  3/98;   employee  of
                                             Mutual since 9/92

Robert A. Lett,                        62    Vice   President   of   STFC,   3/98  to             1994
     Vice President                          present;  Vice President of Mutual, 2/88
                                             to present


John B. Melvin,                        52    Vice   President   of   STFC,   3/98  to             1994
     Vice President                          present;   Vice   President  of  Mutual,
                                             11/93 to present; and prior thereto an
                                             officer of Mutual



  Name of Executive Officer and       Age            Principal Occupation(s)              An Executive Officer
    Position(s) with Company          ---          During the Past Five Years           of the Company Since (1)
    -------------------------                      --------------------------           ------------------------

 Cathy B. Miley, (2)                   52    Vice   President   of   STFC,   3/98  to             1995
     Vice President                          present;  Vice President of Mutual, 3/95
                                             to present; Assistant Vice President of
                                             Mutual, 8/92 to 3/95

Richard L. Miley, (2)                  48    Vice   President   of   STFC,   3/98  to             1995
     Vice President                          present;  Vice President of Mutual, 5/95
                                             to present; Assistant Vice President of
                                             Mutual, 8/87 to 5/95

John M. Petrucci,                      43    Vice   President  of  Mutual,   3/00  to             2000
     Vice President                          present;  Vice  President of STFC,  5/00
                                             to present; employee of Mutual since
                                             9/96

Cynthia A. Powell,                     41    Vice   President  of  Mutual,   3/00  to             2000
     Vice President                          present;  Assistant Vice President, 8/96
                                             to 3/00; Vice President of STFC 5/00 to
                                             present; Assistant Vice President of
                                             STFC,  4/97 to 5/00;  employee of Mutual
                                             since 6/90


(1) Each of the foregoing executive officers has been designated by the Company's Board of Directors as an executive officer for purposes of
     Section 16 of the Securities Exchange Act of 1934.

(2)  Richard L. Miley and Cathy B. Miley are husband and wife.

ITEM 2.  PROPERTIES

         Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the 2000 Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement" in the "Narrative Description of Business." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities, including a 6,600 square foot branch office in Cleveland, Ohio, owned by Mutual, and a 29,000 square foot branch office in Cincinnati, Ohio, owned by Mutual. In May 1999, an office building constructed by 518 PML containing 38,000 square feet was completed and leased to Mutual as its Nashville Regional Office. Mutual also leases the regional office facility in Greer, South Carolina, from 518 PML. Milbank owns an office facility in Milbank, South Dakota, where Company employees provide services to Milbank agents and policyholders. Midwest Security leases an office facility in Onalaska, Wisconsin, where Company employees service Midwest Security's agents and policyholders. In December 2000, 518 PML acquired a 21,600 square foot office building in West Des Moines, Iowa, that is now leased to Mutual as its Des Moines Regional Office. Mutual also leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company. Mutual also now owns an office building in Indianapolis, Indiana which was the corporate headquarters of the former Meridian Mutual and its affiliates. This now serves as the location of the State Auto Indianapolis Regional Office.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

STOCK TRADING

         Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 8, 2002, there were 948 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

         Initial Public Offering -- June 28, 1991, $2.25(1). The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:


                      2000         HIGH        LOW         DIVIDEND
                      ----         ----        ---         --------

                First Quarter      $ 9.750     $ 7.125     $0.0275
                Second Quarter      12.125       7.938      0.0275
                Third Quarter       13.625      10.438      0.0300
                Fourth Quarter     $18.000     $11.250     $0.0300

                      2001
                      ----
                First Quarter      $17.688     $13.313     $ 0.300
                Second Quarter      17.340      12.833       0.300
                Third Quarter       17.800      12.300      0.0325
                Fourth Quarter     $17.500     $13.100     $0.0325


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

                                                                         Page 30
ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Consolidated Financial Data" is as follows:

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31
                                             2001*      2000*      1999*     1998*       1997     1996       1995*     1994
                                        ------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA:               (Dollars in thousands, except per share data)

Earned premiums                         $   555,207    397,967   392,058    356,210   320,050    304,472   296,364   225,297
Net investment income                   $    47,375     38,915    34,262     32,506    31,107     29,863    28,461    22,189
Management services income              $    15,586     17,594     8,727      7,945     7,367      6,774     6,377     5,170
Net realized gains on investments       $     1,962      5,255     2,555      2,925     3,043      2,788     1,758     1,595
Other income                            $     3,142      3,043     3,269      2,473     1,409      1,200       525       147
                                        ------------------------------------------------------------------------------------
Total revenues                          $   623,272    462,774   440,871    402,059   362,976    345,097   333,485   254,398
                                        ====================================================================================



Income before federal income taxes      $    17,976     61,444    56,985     49,605    56,638     34,792    40,953    20,294
                                        ====================================================================================
Net income                              $    20,615     47,714    42,816     37,497    40,998     26,407    29,894    15,835
                                        ====================================================================================
Earnings per common share(1)(2):
   Basic                                $      0.53       1.24      1.05       0.89      0.99       0.64      0.73      0.39
                                        ====================================================================================
   Diluted                              $      0.52       1.21      1.03       0.87      0.97       0.63      0.72      0.39
                                        ====================================================================================
Cash dividends per common share(1)      $      0.13       0.12      0.11       0.10      0.09       0.08      0.07      0.06
                                        ====================================================================================

BALANCE SHEET DATA AT YEAR END:

Total investments                       $ 1,138,656    750,870   627,305    579,966   526,363    499,277   479,908   350,639
Total assets                            $ 1,367,496    898,106   759,945    717,520   664,384    605,385   579,194   487,282
Note payable to affiliate               $    45,500     45,500    45,500         --        --         --        --        --
Total stockholders' equity              $   400,193    386,059   317,687    340,824   297,258    247,619   225,763   175,852
Book value per common share(1)          $     10.28      10.01      8.29       8.11      7.11       5.98      5.48      4.29



STATUTORY RATIOS:

Loss ratio                                     77.4       68.5      67.4       68.4      65.2       72.7      68.6      75.4
Expense ratio                                  27.8       27.0      29.5       29.4      28.9       27.3      31.0      28.2
Combined ratio                                105.2       95.5      96.9       97.8      94.1      100.0      99.6     103.6
Industry combined ratio(3)                    118.0      110.5     107.7      105.6     101.6      105.8     106.5     108.5
Ratio of net premiums written to
   statutory capital and surplus               1.81       1.32      1.47       1.63      1.71       1.91      2.12      1.77

(1) Adjusted for a July 1998 2-for-1 common stock split as well as a July 1996 3-for-2 common stock split effected in the form of a stock dividend.

(2) The earnings per share amounts prior to 1997 have been restated as required to comply with SFAS no. 128.
(3) Preliminary industry information for 2001 from A.M. Best.

* Reflects change in Pooling Arrangement, effective October 1, 2001, January 1, 2000, 1999, 1998 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

OVERVIEW

         State Auto Financial Corporation ("State Auto Financial"), through its principal insurance subsidiaries, State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company ("SAIC"), provides personal and commercial insurance for the standard insurance market primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states. Their principal lines of business include personal and commercial auto, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. State Auto National Insurance Company ("National") and Mid-Plains Insurance Company ("Mid-Plains") write personal automobile insurance for risks in the nonstandard insurance market. State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains products are marketed through independent agents. State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company ("Mutual"), an Ohio domiciled property and casualty insurer. State Auto Financial and its subsidiaries are referred to collectively herein as the "Company."

         Through State Auto P&C, the Company provides management and operations services under the Midwest Management Agreement (as defined below), the Farmers Casualty Management Agreement (as defined below) and the Mutual Management Agreement (as defined below) each effective as of January 1, 2000 (collectively the "2000 Management Agreement"), for insurance and noninsurance affiliates. As of January 1, 2000, all individuals providing services to any of the State Auto Companies who were not already employees of State Auto P&C became employees of State Auto P&C. Under the 2000 Management Agreement, State Auto P&C through its employees, is responsible for performing all organizational, operational, and management functions for each of the managed companies. For its performance of these services, State Auto P&C was paid quarterly a management and operations services fee based on formulas outlined in the 2000 Management Agreement. This fee from a managed company would be withheld if a managed company's performance did not meet performance criteria set forth in the 2000 Management Agreement. In early 2001, the Ohio Department of Insurance (the "ODI") requested that Mutual file an analysis with the ODI on a quarterly basis, starting with the quarter beginning January 1, 2001, that justified the apportionment of the service fee paid by Mutual to State Auto P&C under the Mutual Management Agreement under accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses ("SSAP No. 70"). The Company believed its accounting for such service fee was consistent with all statutory accounting principals. On October 24, 2001, the board of directors of the Company and Mutual and special independent committees thereof approved a resolution of the disagreement between the Company and the ODI regarding the service fee paid by Mutual to State Auto P&C. The disagreement with ODI was resolved and ODI expressly did not take issue with Mutual's payment of the service fee for the first three quarters of 2001, which amounted to $12.5 million, pre-tax, nor with Mutual's accounting for the service fee in each of those quarters. The ODI also approved regulatory filings, effective October 1, 2001, implementing a revised Mutual Management Agreement, changing the Pooled Subsidiaries (defined below) pooling participation percentages and implementing a stop loss reinsurance arrangement.

         Effective October 1, 2001, the Mutual Management Agreement was amended to eliminate the management and operations service fee charged by State Auto P&C to participants to the agreement, including Mutual. The Mutual Management Agreement continues to allocate costs and apportion those costs among the parties to the agreement in accordance with terms outlined therein. As a result of the loss of the management and operations services income under the Mutual Management Agreement, substantially all of State Auto P&C's services income has been eliminated effective October 1, 2001. Consequently, beginning with the first quarter 2002, the management and operations services segment will be included in the other category for segment reporting as the results of this segment will no longer meet the quantitative thresholds for separate presentation as a reportable segment. See "Reportable Segments" included herein and footnote 14 regarding the Company's operating segments included in the consolidated financial statements of the Company.

         As noted above, as part of the resolution of the service fee disagreement with ODI, ODI approved an amendment to the Pooling Arrangement (defined below) in which the Pooled Subsidiaries aggregate participation was increased from 53% to 80% effective October 1, 2001. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on October 1, 2001. Additionally, for the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (the "Stop Loss") with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's statutory loss and loss adjustment expense ratio (the "loss ratio") is between 70.75% and 80.00% (after the application of all available reinsurance), Mutual will reinsure the Pooled Subsidiaries 27% of the Pooling Arrangement's losses in excess of a loss ratio of 70.75% up to 80.00%. The Pooled Subsidiaries would be responsible for their share of the Pooling Arrangement's losses over the 80.00% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement. Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%.

         The Midwest Management Agreement and the Farmers Casualty Management agreement were not affected by the disagreement with the ODI or its resolution.

         Pursuant to the 2000 Management Agreement, in 2000, the Company received cash of $28.1 million equal to the net pension and post-retirement plan benefit liabilities assumed relating to the above described transfer of those individuals who were employees of Mutual as of December 31, 1999. Prior to January 1, 2000, State Auto P&C provided only executive management services to all insurance affiliates.

         The Midwest Management Agreement is a management agreement under which State Auto P&C provides management and operations services to Midwest Security Insurance Company, a Wisconsin domiciled, wholly-owned subsidiary of Mutual ("Midwest Security"). The Farmers Casualty Management Agreement is a management agreement under which State Auto P&C provides management and operations services to Farmers Casualty and Mid-Plains. The Mutual Management Agreement is a management agreement under which State Auto P&C provides management and operations services to Mutual, Milbank, National and SAIC, and other non-insurance affiliates.

         In 1998, State Auto Financial acquired all of the outstanding shares of Milbank from Mutual pursuant to the Option Agreement dated August 1993. The purchase price of Milbank was approximately $81.9 million. The transaction was effected through an exchange with Mutual of approximately 5.1 million State Auto Financial common shares for all the issued and outstanding capital stock of Milbank. This exchange of Milbank shares for State Auto Financial common shares increased Mutual's ownership of State Auto Financial to approximately 70% of its issued and outstanding shares. Since the transaction was a combination of entities under common control, it has been accounted for similar to a pooling of interests.

         In August 1998, State Auto Financial purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual ("FCCM"), an Iowa domiciled property casualty insurer for the standard insurance market. In 1998, a plan to convert FCCM into a stock insurance company was approved by the board of FCCM, its policyholders and the Iowa Division of Insurance. The plan of conversion provided that State Auto Financial, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, FCCM, renamed Farmers Casualty Insurance Company, became a wholly-owned subsidiary of State Auto Financial. In addition, Farmers Casualty owns 100% of the outstanding shares of Mid-Plains, an Iowa domiciled property casualty insurer, which principally writes nonstandard auto insurance.

         SAIC was formed in 1999 to engage in the business of providing standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. Effective January 1, 2000, SAIC became licensed as a property and casualty insurer and began operating in the state of Ohio.

         Through Stateco Financial Services, Inc. ("Stateco"), a wholly-owned subsidiary, the Company provides investment management services to affiliated companies and also provides insurance premium finance services to commercial policyholders of State Auto P&C, Milbank and Mutual.

         Through Strategic Insurance Software, Inc. (S.I.S.), a wholly-owned subsidiary, the Company develops and sells software for the processing of insurance transactions, database management systems for insurance agents and electronic interfacing of information between insurance companies and agents. S.I.S. sells its services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.

         518 Property Management and Leasing, LLC (518 PML), an Ohio limited liability company, is engaged in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco.

         State Auto P&C, Milbank, Farmers Casualty and SAIC (the "Pooled Subsidiaries"), State Auto Financial's companies comprising the standard insurance segment, participate in a quota share reinsurance pooling arrangement (the "Pooling Arrangement") with Mutual. The Pooling Arrangement provides that the Pooled Subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages as outlined in the Pooling Arrangement. Effective January 1, 1998, the Pooled Subsidiaries aggregate participation in the Pooling Arrangement increased from 45% to 47% (State Auto P&C - 37% and Milbank - 10%) and Midwest Security became a participant in the Pooling Arrangement. On January 1, 1999, Farmers Casualty was acquired by State Auto Financial and became a participant in the Pooling Arrangement on that same date, at which time the Pooled Subsidiaries' aggregate participation increased to 50% (State Auto P&C - 37%, Milbank - 10% and Farmers Casualty - 3%). In conjunction with these changes in pool participation, the Pooled Subsidiaries received cash from Mutual of $11.4 million and $19.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 1999 and 1998, respectively. Effective January 1, 2000, the Pooling Arrangement was amended to make SAIC a participant in the Pooling Arrangement and the Pooled Subsidiaries aggregate participation increased to 53% (State Auto P&C - 39%, Milbank - 10%, Farmers Casualty - 3% and SAIC - 1%). In conjunction with this change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. As noted above, the Pooling Arrangement changed again effective October 1, 2001 with the Pooled Subsidiaries aggregate participation increasing to 80% ( State Auto P&C - 59%, Milbank - 17%, Farmers Casualty - 3% and SAIC - 1%). All parties that participate in the Pooling Arrangement have an A. M. Best rating of A+ (Superior).

         In October of 2000, Mutual entered into an agreement with Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana domiciled property and casualty insurance company, pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation. The effective date of the merger transaction was June 1, 2001. With the merging of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger transaction was excluded from the Pooling Arrangement. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement and the Pooled Subsidiaries assumed 53% of the Meridian Mutual business on this same date. Concurrent with this transaction, the Pooled Subsidiaries received cash of $6.4 million and fixed maturities totaling $109.7 million from Mutual, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001.

         The business written by the former Meridian Mutual provides both standard and nonstandard personal lines and standard commercial lines to its policyholders. The principal lines of business include standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. The former Meridian Mutual business represents approximately 20% of the Pooled Companies business.

         As the former Meridian Mutual business continues to be written and processed through the underwriting and claims system for both the standard and nonstandard business on the Meridian systems platform, management will monitor this business as a separate segment from the State Auto standard and nonstandard processed business. Monitoring of these segments separately is necessary in order to facilitate the integration of the business as it migrates through new policies and renewals to the State Auto systems platform where State Auto policies, pricing, underwriting , and claims philosophies will be fully integrated. Over time, it is anticipated that the Meridian operating segments will decrease and eventually disappear as they become fully integrated on to the State Auto systems platform. Consequently, with the addition of the former Meridian Mutual business to the Pooling Arrangement, the Company renamed the two insurance segments that existed prior to 2001 to be the "State Auto standard segment" and the "State Auto nonstandard segment" and that business consisting of the business known formerly as the Meridian Mutual business to be the "Meridian standard segment" and "Meridian nonstandard segment."

         In discussing Results of Operations for 2001 and 2000, State Auto P&C, Milbank, Farmers Casualty, SAIC, National, Mid-Plains, Mutual and Midwest Security are referred to collectively as the "State Auto Insurance Companies", while for 1999, the State Auto Insurance Companies and Pooled Subsidiaries exclude SAIC. The Pooled Subsidiaries, Mutual and Midwest are collectively referred to below as the "Pooled Companies."

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are more fully described in note 1 to the Company's consolidated financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the financial entries in the accompanying notes to the financial statements. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed therein.

         Losses and loss expenses payable are management's best estimates at a given point in time of what the Company expects to pay to claimants, based on facts, circumstances and historical trends then known. It can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimate of liability. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provision for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability.

         Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates and accordingly, the actual realizable value may vary from the estimated realizable value.

         Investments are either classified as held to maturity, and carried at amortized cost, or available for sale, and carried at fair value. For investments classified as available for sale, the net unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as accumulated other comprehensive income and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold. The Company regularly reviews its investments based on current economic conditions, credit loss experience and other factors. If there is a decline in an investment's fair value that is determined to be other than temporary, this decline is treated as a realized loss and the cost basis of the investment is reduced to its estimated fair value at the date of determination. Review for impairment of investments requires significant management judgment.

         See a discussion of other factors that may have an impact on management's best estimates at "Impact of Significant External Factors" included herein.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

                  Net income for the Company decreased 56.8% in 2001. Contributing to this decease was an increase in the Company's statutory combined ratio to 105.2% from 95.5% in 2000. Negatively impacting the Company's insurance operations in 2001 were the loss results of the former Meridian Mutual business, assumed by the Pooled Subsidiaries beginning in July 2001, and a decrease in the Company's management and operations service fee income. See discussion below.

         Consolidated earned premiums increased 39.5%. This increase was principally the result of the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001, and a change in the Pooled Subsidiaries' aggregate pooling participation percentage from 53% to 80%, effective October 1, 2001 (see discussion above regarding these two transactions). These actions increased consolidated earned premiums 30.9%. The internal growth of the State Auto standard segment's earned premiums increased consolidated earned premiums 6.8%. This increase has been largely driven by growth in commercial lines of business over the last twelve months; however, during the last half of the calendar year, personal lines of business began to experience sales increases. Management believes the personal lines sales increases are due to changes in the market place and to its establishing the position of Personal Lines Sales Specialist. The internal growth of the State Auto nonstandard segment earned premiums increased consolidated earned premiums 2.0%. Production levels in this segment continued to improve during 2001 as a result of improved processing routines for agents and the easing of competitive pricing pressures it had felt from certain market leaders in the first half of 2000. The internal growth of both the Meridian standard and nonstandard segment on consolidated earned premium was flat. See discussion below regarding management's action during 2001 on the Group Advantage(R) Program as well as management's response to adequacy of premium rate levels within the standard segment and the Company's plan on integration with regard to the Meridian nonstandard segment.

         Net investment income increased $8.5 million (21.7%) in 2001. Contributing to the increase over the previous year was an increase in investable assets due to the transfer of cash and fixed maturity securities from Mutual totaling $354.6 million to the Pooled Subsidiaries in conjunction with the Pooled Subsidiaries assuming 53% of the former Meridian Mutual business on July 1, 2001 and the change in the Pooled Subsidiaries pooling participation percentages, effective October 1, 2001, from 53% to 80%. Total cost of investable assets at December 31, 2001 and 2000, was $1,150.3 million and $741.1 million, respectively.

         The investment yields, based on fixed and equity securities at cost, were 5.4% and 5.5% for the annual periods ending 2001 and 2000, respectively. During 2001, the Company experienced an increase in the number of calls over prior years on higher yielding fixed maturities. Monies from these calls were reinvested at lower rates. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

                  Management services income, including investment management fees, decreased $2.0 million to $15.6 million for the year ended December 31, 2001. This decrease is attributable to the resolution of the disagreement between the Company and ODI regarding the recognition of the service fee paid by Mutual to State Auto P&C. The service fee under the 2000 Mutual Management Agreement paid by Mutual in 2001 was $12.5 million down from $14.5 million in 2000. See "Overview" included herein, for discussion of the resolution regarding the management and operations service fee. See "Liquidity and Capital Resources" included herein, for discussion of the overall impact of the loss of the management and operations service fee on the Company's cash flow and operations.

         Losses and loss expenses, as a percentage of earned premiums (the "loss ratio"), were 76.9% and 68.4% for the years 2001 and 2000, respectively. During the fourth quarter of 2001, the Pooled Subsidiaries produced a loss ratio under the Stop Loss (described above) that exceeded the 80% threshold, thereby recovering the full layer of $6.2 million from Mutual. Adversely impacting the current year results were the loss results of the former Meridian Mutual business assumed by the Pooled Subsidiaries. For discussion purposes, the following table provides comparative statutory loss and loss adjustment expense ratios ("Statutory Loss Ratio"), net of the Stop Loss recovery, for the Company's insurance operating segments:


                                            2001    2000
                                           -----    ----
State Auto standard segment                 66.3    67.6
State Auto nonstandard segment              77.9    81.4
Meridian standard segment                  139.6       -
Meridian nonstandard segment               168.2       -
                                           -----    ----
Total Statutory Loss Ratio                  77.4    68.5


         The Company's State Auto standard segment reflected an improvement in its loss ratio in 2001 to 66.3 from 67.6 in 2000. This segment's largest line of business, automobile, reflected a 1.6 point improvement in its loss ratio in 2001 from 2000. This segment's next largest line of business, homeowners, has experienced some deterioration in its loss ratio over the last several years. Management has been monitoring this line of business and has taken some corrective action through rate increases and improved underwriting techniques such as credit scoring. The Company's State Auto nonstandard segment experienced an improvement in its loss ratio in 2001 to 77.9 from 81.4 in 2000. In 2000, this segment began experiencing some volatility in loss activity in those states where National began operations in 1999. Consequently, management began monitoring the premium rate adequacy in these new states and reacted accordingly throughout 2000 and 2001 by increasing rates in these new states. Additionally, this segment has implemented a number of underwriting tools, including "point-of-sale" underwriting as well as the use of credit scoring. Management believes these two tools have contributed to this segment's profit improvement.

         The former Meridian Mutual business has historically produced poorer loss results than the State Auto book. Through the integration process, several areas within the Meridian Mutual book are being strengthened that should produce improved long term results. The most notable improvement was management's focus on reviewing the Meridian segments' case reserves during the second half of 2001 to ensure that the claims were reserved in a manner consistent with State Auto practices. During the review, it became apparent that case reserves on the Meridian segments for claims occurring in prior accident periods were not reserved consistently with historic State Auto adequacy levels. Nearly 14,000 open claims were reviewed, adding approximately $36 million to known case reserves on claims occurring in prior periods. Irrespective of this reserve strengthening, the Meridian segments' business continues to produce results that are not acceptable to management.

         Corrective action is taking place in both the standard and nonstandard segments. Group Advantage(R) was a program within Meridian's standard segment where Meridian made its personal lines products available to Sam's Club members through insurance kiosks located in Sam's Club retail outlets. While this program generated significant premium growth, it consistently failed to meet profitability objectives. As a result, in late 2000, the former Meridian Mutual stopped writing new Group Advantage(R) business and began to terminate existing business as permitted by law. At the end of 2000, there were approximately 15,000 Group Advantage(R) policies in force. At year end 2001, there are approximately 800 of such policies in force. These remaining policies are expected to non-renew over the course of 2002.

         During 2001, management also focused on strengthening the Meridian standard segment's adherence to underwriting guidelines in a manner consistent with State Auto practices, as well as analyzing the adequacy of prices relative to risks written. Consequently, management is in the process of re-underwriting 100% of the commercial renewals to be certain they fall within the State Auto guidelines. State Auto also has a practice of reviewing the rate level for each line of business in each operating state each year. Concurrent with these reviews, the Meridian standard segment's rate levels on its commercial book of business are being adjusted to the State Auto rate level. Implementing the Company's underwriting and pricing discipline within the Meridian standard segment is anticipated to have an adverse effect on top line growth of the Meridian standard segment. This may be partially offset by new business being written within the State Auto standard segment by those agencies previously representing the former Meridian Mutual but not State Auto.

         The Meridian nonstandard segment produced significant underwriting losses generating a loss ratio for the six months ended December 31, 2001 of 168.2%. An integration plan is currently in place to write all new nonstandard auto business produced by former Meridian agents through National on the National system platform. The National system provides several enhancements that management anticipates will improve the nonstandard loss ratio for new risks written. Most notably, the National system uses credit scoring and "point-of-sale" underwriting tools. The order of integration has been prioritized such that the states with the most need for profit improvement are migrating to National first. New business for six of the 12 states that the Meridian nonstandard segment operates in is currently being written through National, with the remaining six states to follow throughout 2002.

          Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 30.1% and 30.0% for the years 2001 and 2000, respectively. Impacting the current year expenses was approximately $1.3 million (0.2%) related to the Company's estimate of its future guaranty fund assessments related to the Reliance Insurance Company insolvency that was announced during the fourth quarter of 2001.

         Interest expense relates to the line of credit agreement the Company entered into with Mutual during the second quarter of 1999 to assist in the funding of its stock repurchase program. See additional discussion in the "Liquidity and Capital Resources" section included herein.

         Other expense, as a percentage of earned premiums, were 1.6% and 1.7% for the year 2001 and 2000, respectively. Other expense for 2000 included $530,000 in interest relating to the return of premiums to the policyholders in the state of North Carolina as discussed under "2000 Compared to 1999" in "Results of Operations" included herein. Absent this interest charge in 2000, other expense, as a percentage of earned premiums, was comparable between the two time periods.

         During 2001, the Company experienced an underwriting loss on its insurance operations, largely due to the loss results of the former Meridian Mutual business assumed by the Pooled Subsidiaries. This underwriting loss, coupled with net investment income being largely comprised of tax-exempt income, produced an effective tax rate in 2001 of (15%) versus 22% in 2000. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 7 in the notes to the Company's consolidated financial statements.

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

            Consolidated earned premiums increased 1.5% in 2000. This increase was principally the result of the change in the Pooled Subsidiaries' aggregate pooled participation percentage from 50% to 53% (referred to above). This action increased consolidated earned premiums 5.5%. The standard insurance segment's internal growth, as written by the Pooled Companies, excluding the impact of the change in the Pooling Arrangement, decreased consolidated earned premiums by 2.8%. The Company's nonstandard insurance segment's internal growth also decreased consolidated earned premiums by approximately 0.9%. Also negatively impacting the Company's consolidated earned premiums by approximately 0.3% was a return of premiums to the policyholders in the state of North Carolina as a result of a rate reduction dating back to 1994 that was mandated by the North Carolina Insurance Department. In 1994 and 1996, the North Carolina Rate Bureau ("NCRB") filed an auto rate increase, which was challenged by the North Carolina Insurance Department. The parties agreed to a settlement of the dispute in late March 2000, which resulted in a rate reduction for the 1994 rate filing and the 1996 rate filing being approved as originally filed by the NCRB. Consequently, the Company was required to return approximately $1.1 million in disputed premiums, plus $530,000 in interest. The interest portion of the returned premium has been reflected in the miscellaneous expense line item.

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

            The Company's nonstandard insurance segment (National and Mid-Plains) earned premium was $27.4 million in 2000 and $30.9 million in 1999, an 11.3% decrease. Intense price competition by certain market leaders is generally believed to be responsible for the internal growth performance for the year 2000. Production levels in this segment did begin to improve over the last half of 2000 but that improvement was not sufficient to make internal growth positive for the year.

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

            The investment yield based on fixed and equity securities at cost, were 5.5% and 5.4% for the annual periods ending 2000 and 1999, respectively. The Company continued to shift the composition of its fixed maturity portfolio from taxables to tax-exempt fixed maturities. At December 31, 2000 and 1999, respectively, tax-exempt securities comprised approximately 82% and 76% of the fixed maturity portfolio. Additionally, during 2000 the Company continued to experience a number of calls on its higher yielding fixed maturities. Monies from these calls were reinvested at the then lower yielding rates. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections included herein.

            Management services income increased $8.9 million to $17.6 million for the year ended December 31, 2000. This increase is largely attributable to the change in the nature of the management services provided by State Auto P&C as discussed above. The Department has requested that, beginning in 2001, Mutual file an analysis on a quarterly basis with the Department that justifies the apportionment of the service fee paid by Mutual to State Auto P&C under statutory accounting guidance outlined in SSAP No. 70. See "Overview".

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

            Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 30.0% and 28.5% for the years 2000 and 1999, respectively. The increase in the expense ratio is impacted by the fixed costs such as salaries, depreciation and utilities which comprised a larger portion of earned premiums in 2000 than they did in 1999 as a result of the Company's less than anticipated premium writings in 2000.

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

            The effective federal tax rate was 22% and 25% for the years ended 2000 and 1999, respectively. During 2000, the Company continued to shift its fixed maturity portfolio from taxable to tax-exempt securities. As a result of this continued shift, tax-exempt income comprised a larger proportion of income before federal income taxes in 2000 than in 1999. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 7 in the notes to the Company's consolidated financial statements.

REPORTABLE SEGMENTS

         The Company's segment profits (losses) of the State Auto standard insurance segment, the State Auto nonstandard insurance segment, the Meridian standard insurance segment, the Meridian nonstandard insurance segment and the investment management services segment, are monitored by management on an unconsolidated basis, as reflected in footnote 14, Reportable Segments, in the Company's consolidated financial statements and therefore do not reflect adjustments for transactions with other segments. The following table reflects segment profit or loss for these segments for the years ended 2001, 2000, and 1999:


                                           2001          2000          1999
                                           ----          ----          ----
                                                    (In thousands)
  State Auto standard insurance          $ 45,664      $ 35,579      $ 41,146
  State Auto nonstandard insurance          1,378          (116)        1,647
  Meridian standard insurance             (44,397)           --            --
  Meridian nonstandard insurance           (5,933)           --            --
  Investment management services            5,965         5,354         5,191
  Management and operations services     $ 15,322      $ 17,552      $  6,330


         Improvement in the Company's current year segment profit within the State Auto standard and nonstandard insurance segments is primarily due to an improvement in these segments' current year loss experience and management's response to premium rate inadequacy as discussed at "2001 Compared to 2000" in "Results of Operations." The fluctuation in segment profit for the State Auto standard insurance segment in 2000 compared to 1999 is due to a decline in its underwriting income resulting from an increase in the level of commercial losses, as discussed above. Prior to 1997, the State Auto nonstandard segment focused on improving its loss experience through implementation of a more restrictive underwriting posture and rate increases in several operating states. While this segment showed improvement as a result of these actions, 2000 experienced significant losses in several of its new states of operation. As discussed above, management continually monitors this segment's premium rate adequacy given the nature of the risks that are written through the nonstandard market. Meridian standard and nonstandard insurance segments' operational loss reflects the impact of State Auto management's integration plan, which included the Company's review of Meridian's case reserves during the second half of 2001 as described more fully above at "2001 Compared to 2000" in "Results of Operations". The increase in segment profit of the investment management segment in 2001 is the result of this segment providing its services to the MIGI Insurers beginning June 1, 2001. This segment's profits increased slightly in 2000 due to increasing market rates within the fixed maturity market. This segment's revenue is based on the average market value of the portfolio of the companies managed, which is largely comprised of fixed maturities. With the change in the interest rate environment throughout 2000, the average market value of the portfolio of the companies managed increased throughout 2000. Segment profits related to management and operations services decreased in 2001 as a result of the resolution of the disagreement between the Company and ODI regarding the service fee paid by Mutual to the Company in 2001. See discussion at "Overview" as well as "2001 Compared to 2000" in "Results of Operations". Segment profits related to management and operations services increased in 2000 from 1999 due to the change in the Management and Operations Agreement as discussed in Note 1(j) in the consolidated financial statements. For additional information on the Company's reportable segments, see footnote 14 on "Reportable Segments" in the Company's consolidated financial statements.

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

         In 2001, net cash provided by operating activities decreased to $63.5 million from $87.7 million in 2000. This decrease was due to a cash transfer in 2000 of $18.6 million to the Pooled Subsidiaries in connection with the 2000 amended Pooling Arrangement, as well as a cash transfer of $28.1 million to State Auto P&C relating to the net plan benefit liabilities assumed in connection with the Mutual

Management Agreement, whereas in 2001, the settlement of approximately $355.0 million between the Company and Mutual due to the impact on the Pooled Subsidiaries from adding the Meridian Mutual business to the Pooling Arrangement and changing the pooling participation percentages was $8.6 million in cash and the balance in fixed maturity securities. Absent the impact of these transactions, net cash provided by operating activities was $54.9 million in 2001 versus $40.9 million in 2000. The increase in cash flow from operations in 2001 is largely attributable to the increase in premium writings and net investment income over the same time period in 2000. In 2000, net cash provided by operating activities increased to $87.7 million from $48.9 million in 1999. Absent the cash provided from the January 1, 2000 and January 1, 1999 Pooled Subsidiaries pooling participation percentage changes, cash provided from operating activities was $40.9 million in 2000 and $37.5 million in 1999, respectively. This 2000 increase in cash flow from operations was largely attributable to an increase in the management and operation services fee and net investment income over 1999 levels. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing opportunities for increased investment and financing needs. The combination of the elimination of the relatively consistent cash flow from the management and operations services fee from Mutual in 2001 along with a significantly larger insurance segment, is expected to result in more volatility going forward but will also provide opportunity for increased earnings and cash flows from operations.

         Net cash used in investing activities reflects cash flows used in purchases of fixed maturity and equity securities, respectively, of $246.3 million and $16.4 million in 2001, $187.7 million and $15.8 million in 2000, and $207.8 million and $25.6 million in 1999. The fluctuation in the purchase of fixed maturity securities between years has been largely driven by the call activity in response to the changes in the interest rate environment over the last three years. During 1999, market interest rates on fixed maturities declined from previous years' levels and the Company experienced a significantly higher number of calls on fixed maturities than in previous years. During 2000, this call activity slowed somewhat from previous year's levels. The activity in the call level increased again during 2001 with another decline in market interest rates in response to the Federal Reserve Board's monetary policy and easing inflationary pressure. Cash flows provided by maturities, calls and principal reductions of fixed maturities were $50.2 million in 2001, $27.0 million in 2000 and $37.3 million in 1999. Overall, net cash used in investing activities was $55.3 million in 2001, $90.9 million in 2000 and $56.9 million in 1999. The increase in the 2000 investing activities was the result of the Company investing the proceeds received on the cash transfers discussed under cash flows from operating activities.

         Net cash provided by financing activities consists of proceeds from issuance of common stock and payment of dividends to shareholders. Mutual, whose ownership in State Auto Financial is approximately 68%, has waived its right to receipt of the dividends declared by State Auto Financial in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in support of underwriting operations. Prior to the declaration of each dividend by State Auto Financial, Mutual's directors review the facts and circumstances then present in deciding whether to waive such dividend. Beginning in 2002, dividend waiver decisions will be made by the Independent Committee of the Mutual board of directors. The Independent Committee has met and determined that it would review dividend waiver decisions on an annual basis from this point forward. It decided to waive Mutual's dividends that might be declared by the board of directors of the Company for the year 2002 in order to take better advantage of the investment opportunity STFC represents for Mutual.

         Impacting cash used in financing activities during 2001 and 2000 was State Auto Financial's Board of Directors approving a plan to repurchase up to
1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2001, State Auto Financial repurchased 50,522 shares. Impacting 1999 was a previous repurchase program of State Auto Financial's common stock. During the second quarter of 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999, all 4.0 million shares were repurchased, with approximately 2.7 million shares repurchased from Mutual and
1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million at an interest rate of 6.0%. The interest rate adjusts each January 1 based on a formula set forth in the note. The interest rate was 5.0% during 2001 and will be 4.75% for 2002. Commencing in 2001, principal is due upon demand, with final payment to be received on or prior to December 31, 2005. On March 1, 2002, the Board of Directors of State Auto Financial again approved a plan to repurchase up to 1.0 million shares of its common stock over a period extending to and through December 31, 2003 from the public.

         Effective with the June 1, 2001 merger transaction between Meridian Mutual and Mutual, Mutual acquired all of the outstanding shares of Meridian Insurance Group, Inc. ("MIGI"), an Indiana domiciled insurance holding company. MIGI's wholly owned insurance subsidiaries are Meridian Security Insurance Company ("Meridian Security"), an Indiana domiciled property and casualty insurer, Meridian Citizens Security Insurance Company ("Meridian Citizens Security"), an Indiana domiciled property and casualty insurer, and Insurance Company of Ohio ("ICO), an Ohio domiciled property and casualty insurer. MIGI is also party to an affiliation agreement with Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"), an Indiana domiciled property and casualty insurer. Meridian Security, Meridian Citizens Security, ICO and Meridian Citizens Mutual are collectively referred to hereafter as the "Meridian Insurers."

           Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, SAIC, National, Mid-Plains, and effective June 1, 2001, the Meridian Insurers, are participants in a catastrophe reinsurance program. Collectively, these participants in the catastrophe reinsurance program are referred to as the "State Auto Insurance Companies." The amount retained by the State Auto Insurance Companies is $40.0 million for each occurrence. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. At the beginning of 2001, State Auto P&C was assuming catastrophe reinsurance from Mutual, Milbank, Midwest Security, Farmers Casualty, SAIC, National, Mid-Plains and the Meridian Insurers, beginning June 1, 2001, in the amount of $115 million excess of $120 million. Effective November 2001, the catastrophe reinsurance program was renegotiated whereby State Auto P&C now assumes $100 million excess of $120 million. This layer of $100 million in excess of $120 million has been excluded from the Pooling Arrangement. There have been no losses assumed under this agreement.

         To provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the "Lenders") to provide up to $100.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding. In February of 2002, the FASB initiated a project to consider guidance related to the issue of special purpose entity consolidation. Specifically, the FASB discussed issues related to identifying and accounting for special purpose entities as part of the FASB's Consolidation Project. The results of these deliberations could negatively impact the Company's accounting approach for the structured contingent financing transaction, if an event triggering this cover were to occur. Management will continue to monitor this guidance and its potential impact on the Company.

         On March 11, 1997, Mutual acquired 100% of the outstanding shares of Midwest Security, effective as of January 1, 1997. In connection with this purchase, Mutual and State Auto Financial entered into an Option Agreement granting State Auto Financial the right to purchase Midwest Security from Mutual within five years at a price determined by a formula set out in the Option Agreement. State Auto Financial did not exercise this right to acquire Midwest Security.

         State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2001, there has been no adverse development of the liability.

         On March 1, 2002, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.0325 per common share, payable on March 29, 2002, to shareholders of record on March 14, 2002. This is the 43rd consecutive cash dividend declared by State Auto Financial's Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for eight consecutive years.

         The maximum amount of dividends that may be paid to State Auto Financial during 2002 by its insurance subsidiaries without prior approval under current law is limited to $25.1 million. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

         The National Association of Insurance Commissioners ("NAIC") maintains risk-based capital requirements for property and casualty insurers. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 2001, each of the State Auto Insurance Companies exceeded all standards established by the formula.

           As discussed above, there was particular emphasis throughout 2001 on improving the former Meridian Mutual book of business. That is expected to continue in 2002. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, have been key factors in the Company's underwriting results over the last several years. The Company remains active in the personal and commercial markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines of business it believes offer the most profit potential.

OTHER DISCLOSURES

INVESTMENTS

         Stateco performs investment management services (the investment management services segment) on behalf of the Company and Mutual and its subsidiary. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

         The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturities that are purchased with the intention and ability of holding them until maturity are categorized as held to maturity and carried at amortized cost. Fixed maturities that may be sold due to changing investment strategies are categorized as available for sale and are carried at fair value. At December 31, 2001, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

         As of December 31, 2001, the Company had fixed maturities with a fair value of $1,051.4 million designated as available for sale compared to $653.3 million at December 31, 2000. During 2001, the Company continued its program to increase its equity portfolio to enhance growth of statutory surplus over the long term. At December 31, 2001 and 2000, respectively, the equity portfolio totaled $59.8 and $58.3 million, respectively.

         The Company's current investment strategy does not rely on the use of derivative financial instruments.

MARKET RISK

         Investable assets comprise approximately 85% of the Company's total assets. Of the total investable assets, 92.3% are invested in fixed maturities, 5.1% in equity securities and the remaining in cash and cash equivalents.

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

         The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. At December 31, 2001, the Company's fixed maturity portfolio had an average maturity of 12.9 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. The fixed maturity portfolio is very high in quality with all holdings either in Government obligations, municipal, or corporate obligations. The average rating of the fixed maturity portfolio is AA. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities, is included in footnote 2 of the consolidated financial statements.

         The Company's primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company has no exposure to foreign currency exchange rate risk nor does it rely on the use of derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company has segregated a portion of its fixed maturities as available for sale. Also, the Company does not maintain a trading portfolio.

         2001 was characterized by significant changes in the Company's investment portfolio. These changes were the result of the financial market environment as well as the Pooled Subsidiaries assumption through the Pooling Arrangement of the former Meridian Mutual business on July 1, 2001 and the October 1, 2001 change in the Pooled Subsidiaries pooling participation percentages. The impact to the Company from the assumption of the Meridian Mutual business as well as the October 1, 2001 pooling participation percentage change, resulted in additional assets of $354 million, comprised primarily of fixed maturity investments, being transferred to the Pooled Subsidiaries. These transfers of assets are primarily responsible for the 51.1% increase in the Company's investable assets at December 31, 2001 ($1,168.7 million in 2001 versus $772.2 million in 2000).

         The equity markets declined in 2001, the first time since the 1973/1974 bear market in which the market declined two years in a row. For the year, the Company's equity portfolio holds unrealized gains of $9.5 million at December 31, 2001, down $4.6 million from December 31, 2000.

         The fixed maturity portfolio was impacted by the asset transfers discussed above. While the interest rate environment did not change significantly from 2000, the market did weaken a bit near the end of the year resulting in the Company experiencing a decline of $8.1 million in its unrealized gains on its available for sale fixed maturity portfolio at December 31, 2001.

         The following table provides information about the Company's fixed maturity investments used for purposes other than trading that are sensitive to changes in interest rates. The table presents principal cash flows from maturities, anticipated calls and estimated prepayments, or pay downs from holdings in asset backed securities. The table also presents the average interest rate for each period presented.


PRINCIPAL AMOUNT MATURING IN:
(Dollars in thousands)
                      2002          2003        2004        2005        2006       Thereafter    Total        Fair Value
                      ----          ----        ----        ----        ----       ----------    -----        ----------
Fixed interest
rate securities   $    55,498       17,428      24,334      31,913      46,135     866,916       1,042,224    $1,080,077

Average
Interest rate             5.2%         6.5%        5.5%        5.3%        5.8%        5.8%            5.8%


NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002. The Company has determined that the adoption of the statements will not have a material impact on the Company's financial position and results of operations.

IMPACT OF SIGNIFICANT EXTERNAL FACTORS

         Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to limitations imposed for competitive pricing. Inflation has been relatively modest over the last several years thereby allowing a better opportunity for premiums to keep pace with inflation on certain lines of business.

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

         The Company is also affected by court decisions. Premiums rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant's rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer's profitability. They also create pressure on rates charged for coverages adversely affected and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer. The Company may also be adversely affected by regulatory actions on matters within the jurisdiction of the various insurance departments where the Company does business or has entities domiciled.

            The Company is not aware of any adverse legislation or regulation that was adopted by any state where the Company did business during 2001 which would present material obstacles to the Company's overall business. Several states where the Company does business have passed or are considering more strict regulation of the use credit scoring in rating and/or risk selection in personal lines of business. This could have an adverse impact on the Company as it has adopted credit scoring as an underwriting tool. Such regulation would limit the Company's ability to take advantage of this tool.

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

         - In addition to the acquisition of the Meridian Insurers and Mutual's merger with Meridian Mutual as discussed above, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and Midwest Security, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

         - The Company's financial results are subject to the occurrence of weather-related and other types of catastrophic events, none of which are within the Company's control.

         - The Company's operations are subject to changes occurring in the legislative, regulatory and judicial environment. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level, state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally, class action and other litigation involving the Company, its affiliates, or the insurance industry generally and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company's control.

         - The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies' underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance and laws regulating underwriting "tools". These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

         - The property and casualty insurance industry is highly competitive. While prices have generally increased in some lines, price competition continues to be intense. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1.

         - The Company is subject to numerous other factors which effects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conduct our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Columbus, Ohio                            /s/ Ernst & Young, LLP
February 26, 2002

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         DECEMBER 31
                                                                                                    2001             2000
                                                                                                    ----             ----
                                                                                                  (dollars in thousands,
Assets                                                                                              except share data)
Fixed maturities:
   Held to maturity, at amortized cost (fair value $28,672 and $40,225,
     respectively)...............................................................               $    27,406         39,307
   Available for sale, at fair value (amortized cost $1,042,539 and $636,302,
     respectively)...............................................................                 1,051,405        653,251
Equity securities, available for sale, at fair value (cost $50,361 and $44,220,
     respectively)...............................................................                    59,845         58,312
                                                                                                -----------    -----------
Total investments................................................................                 1,138,656        750,870

Cash and cash equivalents........................................................                    30,016         21,305
Deferred policy acquisition costs................................................                    67,087         32,458
Accrued investment income and other assets.......................................                    38,908         19,795
Due from affiliate...............................................................                        --          1,405
Net prepaid pension expense......................................................                    43,344         37,738
Reinsurance recoverable on losses and loss expenses payable......................                    13,919          7,930
Prepaid reinsurance premiums.....................................................                     4,955         11,575
Federal income taxes:
   Current.......................................................................                     1,549             --
   Deferred......................................................................                    13,800             --
Property and equipment, at cost, net of accumulated depreciation of $3,351
   and $2,785, respectively......................................................                    13,250         12,760
Goodwill.........................................................................                     2,012          2,270
                                                                                                -----------    -----------
Total assets.....................................................................               $ 1,367,496        898,106
                                                                                                ===========    ===========

Liabilities and Stockholders' Equity

Losses and loss expenses payable.................................................               $   523,860        244,583
Unearned premiums................................................................                   329,495        160,387
Note payable to affiliate........................................................                    45,500         45,500
Postretirement benefit liabilities...............................................                    57,237         55,841
Federal income taxes:
   Current.......................................................................                        --          2,903
   Deferred......................................................................                        --          1,490
Other liabilities................................................................                     5,059          1,343
Due to affiliates................................................................                     6,152             --
                                                                                                -----------    -----------
Total liabilities................................................................                   967,303        512,047
                                                                                                -----------    -----------

Commitments and contingencies                                                                            --             --
Stockholders' equity:
   Class A Preferred stock (nonvoting), without par value.  Authorized 2,500,000
     shares; none issued.........................................................                        --             --
   Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
     none issued.................................................................                        --             --
   Common stock, without par value.  Authorized 100,000,000 shares; 43,045,320 and 42,625,723 shares issued, respectively, at stated value of $2.50
     per share...................................................................                   107,613        106,564
   Less 4,108,230 and 4,071,012 treasury shares, respectively, at cost...........                   (47,613)       (47,038)
   Additional paid-in capital....................................................                    47,106         44,208
   Accumulated other comprehensive income........................................                    12,030         20,317
   Retained earnings.............................................................                   281,057        262,008
                                                                                                -----------    -----------
Total stockholders' equity.......................................................                   400,193        386,059
                                                                                                -----------    -----------

Total liabilities and stockholders' equity.......................................               $ 1,367,496        898,106
                                                                                                ===========    ===========


See accompanying notes to consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31
                                                                     ------------------------------
                                                                     2001          2000        1999
                                                                     ----          ----        ----
                                                                          (dollars in thousands,
                                                                         except per share amount)

Earned premiums.................................................  $ 555,207      397,967      392,058
Net investment income...........................................     47,375       38,915       34,262
Management services income from affiliates......................     15,586       17,594        8,727
Net realized gains on investments...............................      1,962        5,255        2,555
Other income (includes $1,450, $1,546 and $1,676, respectively,
   from affiliates).............................................      3,142        3,043        3,269
                                                                  ---------      -------      -------
Total revenues..................................................    623,272      462,774      440,871
                                                                  ---------      -------      -------

Losses and loss expenses........................................    427,074      272,167      264,628
Acquisition and operating expenses..............................    167,207      119,569      111,772
Interest expense to affiliate...................................      2,275        2,730          955
Other expenses..................................................      8,740        6,864        6,531
                                                                  ---------      -------      -------
Total expenses..................................................    605,296      401,330      383,886
                                                                  ---------      -------      -------

Income before federal income taxes..............................     17,976       61,444       56,985
                                                                  ---------      -------      -------

Federal income tax expense (benefit):

   Current......................................................      7,699       14,408       12,136
   Deferred.....................................................    (10,338)        (678)       2,033
                                                                  ---------      -------      -------
Total federal income taxes......................................     (2,639)      13,730       14,169
                                                                  ---------      -------      -------

Net income......................................................  $  20,615       47,714       42,816
                                                                  =========      =======      =======

Earnings per common share:
   Basic........................................................  $    0.53         1.24         1.05
                                                                  =========      =======      =======
   Diluted......................................................  $    0.52         1.21         1.03
                                                                  =========      =======      =======
Dividends paid per common share.................................  $    0.13         0.12         0.11
                                                                  =========      =======      =======

See accompanying notes to consolidated financial statements

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                                                         Additional         Other
                               Common      Common   Treasury   Treasury    Paid-in      Comprehensive   Retained
                               Shares      Stock     Shares      Stock     Capital         Income       Earnings     Total
                               ------     --------  --------   --------    -------         -------      --------    --------

BALANCE-DECEMBER 31, 1998      42,040     $105,100        13    $(167)     $41,539         $20,276      $174,076    $340,824
                               ======     ========  ========   ========    =======         =======      ========    ========
  Net income                                                                                              42,816      42,816

  Unrealized losses, net of
    tax and reclassification
    adjustment                                                                             (20,120)                  (20,120)
                                                                                                                    --------
Comprehensive income                                                                                                  22,696
                                                                                                                    --------
Issuance of common stock          315          788                           1,139                                     1,927

Tax benefit from stock
    options exercised                                                          258                                       258

Treasury shares acquired
  on stock option exercises                               21       (222)                                                (222)

Treasury shares acquired
  under repurchase program                             4,000    (46,199)                                             (46,199)

Stock options granted                                                          242                                       242

Change in minority interest
  of subsidiary                                                               (616)                           92        (524)

Cash dividends paid                                                                                       (1,315)     (1,315)
                               ------     --------  --------   --------    -------         -------      --------    --------
BALANCE-DECEMBER 31, 1999      42,355      105,888     4,034    (46,588)    42,562             156       215,669     317,687
                               ======     ========  ========   ========    =======         =======      ========    ========
  Net income                                                                                              47,714      47,714

  Unrealized gains, net of
    tax and reclassification
    adjustment                                                                              20,161                    20,161
                                                                                                                    --------
Comprehensive income                                                                                                  67,875
                                                                                                                    --------
Issuance of common stock          271          676                           1,120                                     1,796

Tax benefit from stock
    options exercised                                                          189                                       189

Treasury shares acquired
  on stock option exercises                               12       (149)                                                (149)

Treasury shares acquired
  under repurchase program                                25       (301)                                                (301)

Stock options granted                                                          524                                       524

Change in minority interest
  of subsidiary                                                               (187)                           22        (165)

Cash dividends paid                                                                                       (1,397)     (1,397)
                               ------     --------  --------   --------    -------         -------      --------    --------
BALANCE-DECEMBER 31, 2000      42,626      106,564     4,071    (47,038)    44,208          20,317       262,008     386,059
                               ======     ========  ========   ========    =======         =======      ========    ========
  Net income                                                                                              20,615      20,615

  Unrealized losses, net of tax
    and reclassification
    adjustment                                                                              (8,287)                   (8,287)
                                                                                                                    --------
Comprehensive income                                                                                                  12,328
                                                                                                                    --------
Issuance of common stock          419        1,049                           1,604                                     2,653

Tax benefit from stock
    options exercised                                                        1,140                                     1,140

Treasury shares acquired on
  stock option exercises                                  12       (187)                                                (187)

Treasury shares acquired
  under repurchase program                                25       (388)                                                (388)

Stock options granted                                                          154                                       154

Cash dividends paid                                                                                       (1,566)     (1,566)
                               ------     --------  --------   --------    -------         -------      --------    --------
BALANCE-DECEMBER 31, 2001      43,045     $107,613     4,108   $(47,613)   $47,106         $12,030      $281,057    $400,193
                               ======     ========  ========   ========    =======         =======      ========    ========


See accompanying notes to consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------

                                                                                               Year ended December 31
                                                                                        -----------------------------------
                                                                                        2001            2000           1999
                                                                                        ----            ----           ----

                                                                                                   (in thousands)
Cash flows from operating activities:

   Net income.................................................................... $  20,615         47,714         42,816
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization, net..........................................     3,036          3,548          3,257
     Net realized gains on investments...........................................    (1,962)        (5,255)        (2,555)
     Changes in operating assets and liabilities:
       Deferred policy acquisition costs.........................................    (4,735)        (1,756)        (2,159)
       Accrued investment income and other assets................................   (16,671)        (2,480)         1,218
       Net prepaid pension expense...............................................    (5,606)        (4,168)        (2,116)
       Postretirement benefit liabilities........................................     1,396          3,746            654
       Reinsurance recoverable on losses and loss
         expenses payable and prepaid reinsurance premiums.......................    (7,943)          (763)        (4,721)
       Other liabilities and due to/from affiliates, net.........................    11,273         (7,106)         2,900
       Losses and loss expenses payable..........................................    47,693           (440)        (7,099)
       Unearned premiums.........................................................    21,919          6,817          4,031
       Federal income taxes......................................................   (14,139)         1,093          1,290

   Cash provided from adding the former Meridian Mutual Insurance
      Company business to the reinsurance pool, effective 7/1/01.................     6,380             --             --
   Cash provided from the change in the reinsurance pool
       participation percentage 10/1/01, 1/1/00 and 1/1/99, respectively.........     2,197         18,617         11,419
   Cash provided from transfer of employees, effective 1/1/00....................        --         28,098             --
                                                                                  ---------         ------         ------

Net cash provided by operating activities........................................    63,453         87,665         48,935
                                                                                  ---------         ------         ------

Cash flows from investing activities:

   Purchase of fixed maturities - available for sale.............................  (246,269)      (187,724)      (207,768)
   Purchase of equity securities.................................................   (16,437)       (15,783)       (25,567)
   Maturities, calls and principal reductions of fixed maturities - held
     to maturity.................................................................    11,612          4,600         11,776
   Maturities, calls and principal reductions of fixed maturities - available
     for sale....................................................................    38,552         22,355         25,516
   Sale of fixed maturities - available for sale.................................   149,043         71,530        113,671
   Sale of equity securities.....................................................     9,301         16,158         17,369
   Net cash acquired on acquisition of Farmers Casualty Insurance Company........        --             --         11,568
   Net additions of property and equipment.......................................    (1,056)        (2,066)        (3,459)
                                                                                  ---------         ------         ------

Net cash used in investing activities............................................   (55,254)       (90,930)       (56,894)
                                                                                  ---------         ------         ------

Cash flows from financing activities:

   Net proceeds from issuance of debt to affiliate...............................        --             --         45,500
   Net proceeds from issuance of common stock....................................     2,466          1,708          1,928
   Payments to acquire treasury shares...........................................      (388)          (301)       (46,199)
   Payment of dividends..........................................................    (1,566)        (1,397)        (1,315)
                                                                                  ---------         ------         ------

Net cash provided by (used in) financing activities..............................       512             10            (86)
                                                                                  ---------         ------         ------

Net increase (decrease) in cash and cash equivalents.............................     8,711         (3,255)        (8,045)
                                                                                  ---------         ------         ------

Cash and cash equivalents at beginning of year...................................    21,305         24,560         32,605
                                                                                  ---------         ------         ------

Cash and cash equivalents at end of year......................................... $  30,016         21,305         24,560
                                                                                  =========         ======         ======

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

(a) PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements of State Auto Financial Corporation include State Auto Financial Corporation (State Auto Financial) and its wholly-owned subsidiaries that consist of:

     - State Auto Property and Casualty Insurance Company (State Auto P&C), a South Carolina corporation

     -    Milbank Insurance Company (Milbank), a South Dakota corporation

     - Farmers Casualty Insurance Company (Farmers Casualty), an Iowa corporation

     -    State Auto Insurance Company (SAIC), an Ohio corporation

     -    State Auto National Insurance Company (National), an Ohio corporation

     -    Stateco Financial Services, Inc. (Stateco), an Ohio corporation

     -    Strategic Insurance Software, Inc. (S.I.S.), an Ohio corporation.

     Mid-Plains Insurance Company (Mid-Plains), an Iowa corporation, is a wholly-owned subsidiary of Farmers Casualty. The financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (518 PML), whose members are State Auto P&C and Stateco.
     In August 1998, State Auto Financial purchased $9.0 million of surplus notes from Farmers Casualty Company Mutual (FCCM), an Iowa domiciled standard property casualty insurer. In 1998, a plan to convert FCCM into a stock insurance company was approved by the board of FCCM, its policyholders and the Iowa Division of Insurance. The plan of conversion contemplated that State Auto Financial, in exchange for the redemption of the surplus notes, would acquire the newly issued shares of Farmers Casualty. Effective January 1, 1999, FCCM, renamed Farmers Casualty Insurance Company, became a wholly-owned subsidiary of State Auto Financial.
     State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of State Automobile Mutual Insurance Company (Mutual), an Ohio corporation. State Auto Financial and subsidiaries are referred to herein as "the Companies" or "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

(b) DESCRIPTION OF BUSINESS
     The Company, through State Auto P&C, Milbank, Farmers Casualty and SAIC, provides standard personal and commercial insurance to its policyholders. Their principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. National and Mid-Plains provide nonstandard automobile insurance. State Auto P&C, Milbank, Farmers Casualty, SAIC, National, and Mid-Plains operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. State Auto P&C, Milbank, Farmers Casualty, SAIC, National and Mid-Plains are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa, Ohio (SAICand National) and Iowa, respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the Departments) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate.
     Through State Auto P&C, effectiveJanuary 1, 2000, the Company provides management and operation services under new management agreements for all insurance and non-insurance affiliates. Pursuant to these agreements, the Company received approximately $28.1 million equal to the net pension and postretirement plan benefit liabilities assumed relating to the transfer to the Company of all employees from Mutual and other affiliated companies. Prior to January 1, 2000, the Company, through State Auto P&C, provided executive insurance management services to all insurance affiliates.
     SAIC was formed in 1999 to engage in the business of providing standard personal insurance to its policyholders through the use of leading edge technology within the independent agency system. Effective January 1, 2000, SAIC was chartered and licensed as a property and casualty insurer in the state of Ohio and began operations at that time.
     Through Stateco, the Company provides investment management services to affiliated companies and also provides insurance premium finance services to customers of State Auto P&C, Mutual and Milbank.
     The Company, through S.I.S., develops and sells software for the processing of insurance transactions,

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


database management for insurance agents and electronic interfacing of information between insurance companies and agencies. S.I.S.sells services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies.
     518 PML, an Ohio limited liability company, was formed to engage in the business of owning and leasing real and personal property to affiliated companies.

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

                               YEAR ENDED DECEMBER 31
                             ---------------------------
                             2001       2000        1999
                             ----       ----        ----
                                 (dollars in thousands)
Balance, beginning of
 year..................  $  32,458     28,936      24,799
Acquisition costs
 deferred..............    143,651    101,305      96,578
Amortized to expense
 during the year.......    109,022     97,783      92,441
                         ---------     ------      ------
Balance, end
 of year...............  $  67,087     32,458      28,936
                         =========     ======      ======

(e) INVESTMENTS
     Investments in fixed maturities, where the Companies have the ability and intent to hold to maturity, are carried at amortized cost. Mortgage-backed securities are carried at amortized cost using the scientific method of amortization including anticipated prepayments. Prepayment assumptions are obtained from a pricing service and are based on the current interest rate and economic environment. The retrospective adjustment method is used to value all such securities. For fixed maturities classified as held to maturity, unrealized holding gains or losses are not reflected in the accompanying consolidated financial statements. Investments in fixed maturity and equity securities held as available for sale are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as accumulated other comprehensive income and as such are not included in the determination of net income. Gains and losses on the sale of equity securities are computed using the first-in, first-out method. The Company regularly reviews its investments based on current economic conditions, credit loss experience and other factors. If there is a decline in an investment's fair value that is determined to be other than temporary, it is treated as a realized loss and the cost basis of the investment is reduced to its estimated fair value.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(f) GOODWILL
     Goodwill represents the excess of cost of acquisition over the fair value of the net assets acquired and is being amortized using the straight-line method over 15 years. Accumulated amortization is $1,863,657 and $1,605,000 at December 31, 2001 and 2000, respectively. See related goodwill discussion at note 1(n).

(g) LOSSES AND LOSS EXPENSES PAYABLE
     Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $26,216,000 and $13,403,000 at December 31, 2001 and 2000,
respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience. As such, losses and loss expenses payable represent management's best estimate of the ultimate liability related to reported and unreported claims.

(h) PREMIUM REVENUES
     Premiums are recognized as earned using the monthly pro rata method over the contract period.

(i) MANAGEMENT SERVICES INCOME
     Management services income includes income for management and operations services provided by State Auto P&C in 2001 and 2000 and executive insurance management services provided in 1999 and income for investment management services provided by Stateco. See note 6(d) regarding the Company's resolution of its disagreement with the Ohio Department of Insurance (ODI) regarding its recognition of management and operations service fee revenue paid by Mutual in 2001. Management and operations services income in 2001 and 2000, to the extent certain operational ratios are achieved, is recognized quarterly based on a percentage of the three year average of each managed company's adjusted surplus or equity, whereas in 1999 executive management income was based on a five year average of each managed insurer's adjusted statutory surplus. Midwest Security Insurance Company (Midwest Security), a wholly-owned subsidiary of Mutual, is an exception to this, calculating its fee based on a percentage of quarterly direct premiums written. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the performance of the equity portfolio of each company managed.

(j) SOFTWARE REVENUE RECOGNITION
     S.I.S. recognizes revenue from license fees when the product is delivered and service revenue when services are performed. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $186,000 and $626,000 are included in accrued investment income and other assets at December 31, 2001 and 2000, respectively. Software amortization, included in other expenses, was $440,000, $622,000 and $614,000 in 2001, 2000 and 1999,
respectively.

(k) FEDERAL INCOME TAXES
     The Company files a consolidated federal income tax return and pursuant to an agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations.

     Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(l) CASH EQUIVALENTS
     TheCompany considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

(m) OTHER COMPREHENSIVE INCOME
     Comprehensive income is defined as all changes in an enterprise's equity during a period other than those

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and represents net unrealized gains and losses on available-for-sale fixed maturities and equity securities.

     Separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position is also required. The Company has presented the required displays of total comprehensive income and its components, within the "Consolidated Statements of Stockholders' Equity." See additional disclosures at note 13.

(n) NEW ACCOUNTING STANDARDS
     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwilll and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules beginning in the first quarter of 2002. The Company has determined that the adoption of the statements will not have a material impact on the Company's financial position and results of operations.

(2) INVESTMENTS

Realized and unrealized gains and losses are summarized as follows:


                                                                               YEAR ENDED DECEMBER 31
                                                                             ---------------------------
                                                                             2001         2000      1999
                                                                             ----         ----      ----
                                                                                      (in thousands)
Realized gains:
   Fixed maturities available for sale...................................  $ 3,072         791       1,336
   Equity securities.....................................................    2,258       5,959       3,642
                                                                           -------     -------     -------
Total realized gains.....................................................    5,330       6,750       4,978
                                                                           -------     -------     -------

Realized losses:
   Fixed maturities available for sale...................................      114         827         488
   Equity securities.....................................................    3,254         668       1,896
   Other.................................................................       --          --          39
                                                                           -------     -------     -------
Total realized losses....................................................    3,368       1,495       2,423
                                                                           -------     -------     -------

Net realized gains on investments........................................  $ 1,962       5,255       2,555
                                                                          ========     =======     =======

Increase (decrease) in unrealized holding gains-- Equity securities......  $(4,608)     (2,123)      3,252

Increase (decrease) in unrealized holding gains-- Fixed
   maturities available for sale at fair value...........................   (8,134)     33,195     (34,081)

Change in deferred unrealized gain.......................................       (7)        (55)       (125)

Deferred federal income taxes thereon....................................    4,462     (10,856)     10,834
                                                                           -------     -------     -------

Increase (decrease) in net unrealized holding gains or losses............  $(8,287)     20,161     (20,120)
                                                                          ========     =======     =======


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company's investments in held to maturity and available for sale securities are summarized as follows:


                                                                COST OR            GROSS               GROSS
                                                               AMORTIZED        UNREALIZED          UNREALIZED        FAIR
    HELD TO MATURITY AT DECEMBER 31, 2001:                       COST          HOLDING GAINS      HOLDING LOSSES      VALUE
                                                                 ----          -------------      --------------      -----
                                                                                      (in thousands)

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies....................    $    2,015             73                --             2,088
Obligations of states and political subdivisions...........         7,011            403                --             7,414
Mortgage-backed securities: U.S. government agencies.......        18,380            790                --            19,170
                                                               ----------       --------          --------         ---------
Total......................................................    $   27,406          1,266                --            28,672
                                                               ==========       ========          ========         =========

    AVAILABLE FOR SALE AT DECEMBER 31, 2001:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies....................    $   60,623          2,051               286            62,388
Obligations of states and political subdivisions...........       831,865         12,799             9,014           835,650
Corporate securities.......................................       110,549          3,050               789           112,810
Mortgage-backed securities: U.S. government agencies.......        30,777            938                20            31,695
Mortgage-backed securities: Corporate......................         8,725            139                 2             8,862
                                                               ----------       --------          --------         ---------

   Total fixed maturities..................................     1,042,539         18,977            10,111         1,051,405
Equity securities..........................................        50,361         13,794             4,310            59,845
                                                               ----------       --------          --------         ---------

Total......................................................    $1,092,900         32,771            14,421         1,111,250
                                                               ==========       ========          ========         =========






                                                                COST OR            GROSS               GROSS
                                                               AMORTIZED        UNREALIZED          UNREALIZED        FAIR
    HELD TO MATURITY AT DECEMBER 31, 2000:                       COST          HOLDING GAINS      HOLDING LOSSES      VALUE
                                                                 ----          -------------      --------------      -----
                                                                                      (in thousands)


U.S. Treasury securities and obligations of U.S.
   government corporations and agencies....................    $    2,276             38                --             2,314
Obligations of states and political subdivisions...........         7,026            354                --             7,380
Mortgage-backed securities.................................        30,005            555                29            30,531
                                                               ----------       --------          --------         ---------

Total......................................................    $   39,307            947                29            40,225
                                                               ==========       ========          ========         =========

    AVAILABLE FOR SALE AT DECEMBER 31, 2000:

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies....................    $   66,434          1,250               648            67,036
Obligations of states and political subdivisions...........       513,311         15,634               874           528,071
Corporate securities.......................................        33,259            897               266            33,890
Mortgage-backed securities: U.S. government agencies.......        23,298            978                22            24,254
   Total fixed maturities..................................       636,302         18,759             1,810           653,251
Equity securities..........................................        44,220         17,768             3,676            58,312
                                                               ----------       --------          --------         ---------
Total......................................................    $  680,522         36,527             5,486           711,563
                                                               ==========       ========          ========         =========


Deferred federal income taxes on the net unrealized holding gain for available for sale investments was $6,478,000 and $10,940,000 at December 31, 2001 and 2000, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities segregated by held to maturity and available for sale, at December 31, 2001, by contractual maturity, are summarized as follows:


                                                                   HELD TO MATURITY                 AVAILABLE FOR SALE
                                                                   ----------------                 ------------------
                                                               AMORTIZED           FAIR           AMORTIZED          FAIR
                                                                 COST              VALUE            COST             VALUE
                                                                 ----              -----            ----             -----
                                                                                     (in thousands)

         Due after 1 year or less..........................    $ 1,503            1,542               4,730           4,774
         Due after 1 year through 5 years..................        512              546              59,972          62,180
         Due after 5 years through 10 years................      7,011            7,414             187,667         191,815
         Due after 10 years................................         --               --             750,668         752,079
                                                               -------           ------           ---------       ---------
                                                                 9,026            9,502           1,003,037       1,010,848

         Mortgage-backed securities........................     18,380           19,170              39,502          40,557
                                                               -------           ------           ---------       ---------
                                                               $27,406           28,672           1,042,539       1,051,405
                                                               =======           ======           =========       =========


Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $27,666,000 and $21,633,000 were on deposit with regulators as required by law or specific escrow agreement at December 31, 2001 and 2000, respectively.

Components of net investment income are summarized as follows:


                                               YEAR ENDED DECEMBER 31
                                        -------------------------------------
                                        2001             2000            1999
                                        ----             ----            ----
                                                    (in thousands)

Fixed maturities.....................  $41,262          36,568           32,096
Equity securities......................    996             848              678
Cash and cash equivalents..............  5,756           1,926            1,707
                                         -----           -----            -----
Investment income....................   48,014          39,342           34,481
                                        ------          ------           ------

Investment expenses..................      639             427              219
                                         -----           -----            -----
Net investment income................  $47,375          38,915           34,262
                                       =======          ======           ======



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

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheets for these instruments approximate their fair value.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4) LOSSES AND LOSS EXPENSES PAYABLE

     Activity in the liability for losses and loss expenses is summarized as follows:


                                                                                           YEAR ENDED DECEMBER 31
                                                                                     ----------------------------------
                                                                                     2001           2000           1999
                                                                                     ----           ----           ----
                                                                                               (in thousands)

Losses and loss expenses payable, net of reinsurance recoverables,
   at beginning of year.........................................................   $ 236,653        221,682         205,034
Incurred related to:
   Current year.................................................................     366,348        277,805         271,507
   Prior years..................................................................      60,726         (5,638)         (6,878)
                                                                                   ---------        -------         -------
Total incurred..................................................................     427,074        272,167         264,629
                                                                                   ---------        -------         -------

Paid related to:
   Current year.................................................................     240,508        164,620         168,512
   Prior years..................................................................     144,862        104,871         100,349
                                                                                   ---------        -------         -------
Total paid......................................................................     385,370        269,491         268,861
                                                                                   ---------        -------         -------

Impact of adding the former Meridian Mutual Insurance Company to the
   Pooling Arrangement, effective July 1, 2001 (note 6).........................      75,575             --              --
                                                                                   ---------        -------         -------

Impact of pooling change, October 1, 2001, January 1, 2000 and 1999,
   respectively  (note 6).......................................................     156,009         12,295           7,633
                                                                                   ---------        -------         -------

Impact of acquisition of Farmers Casualty and Mid-Plains,
   January 1, 1999 (note 1(a))..................................................          --             --          13,247
                                                                                   ---------        -------         -------

Losses and loss expenses payable, net of reinsurance recoverables,
   at end of year...............................................................   $ 509,941        236,653         221,682
                                                                                   =========        =======         =======




     Losses and loss expenses incurred increased by $60,726,000 in 2001, and decreased by $5,638,000 in 2000 and $6,878,000 in 1999, respectively, for claims that had occurred in prior years. The increase of $60,726,000 in 2001, for claims occurring in prior years, is the result of reserve strengthening that occurred on the former Meridian Mutual Insurance Company (Meridian Mututal) business in order to bring these claim reserves in line with historic State Auto adequacy levels as well as the result of ongoing analysis of recent loss development trends. See note 6(a) regarding discussion of the Meridian Mutual business assumed by the Pooled Subsidiaries. The change in the incurred losses related to prior years over the two year period ending December 31, 2000 has resulted primarily from development in the long-tail lines such as general liability, commercial auto liability, workers' compensation and no-fault insurance. Because of the nature of the business written over the years, the Company's management believes that the Company has limited exposure to environmental claim liabilities.

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


                                                                              DECEMBER 31
                                                                              -----------
                                                                        2001                  2000
                                                                        ----                  ----
                                                                             (in thousands)
Losses and loss expenses payable:
   Direct..........................................................  $  240,012             229,422
   Assumed.........................................................       3,837               5,035
   Ceded...........................................................      (7,742)             (7,930)
                                                                       --------             -------
      Net losses and loss expenses payable.........................    $236,107             226,527
                                                                       ========             =======

Unearned premiums:
   Direct..........................................................  $  189,800             159,173
   Assumed.........................................................       1,107               1,214
   Ceded ..........................................................      (4,955)             (3,131)
                                                                       --------             -------
      Net unearned premiums........................................  $  185,952             157,256
                                                                       ========             =======




                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                         2001              2000              1999
                                                         ----              ----              ----
                                                                     (in thousands)
Written premiums:
   Direct............................................  $ 501,250          439,623           436,150
   Assumed...........................................      4,196            4,678             8,281
   Ceded.............................................    (15,447)         (10,905)          (11,216)
                                                       ---------          -------           -------
      Net written premiums...........................  $ 489,999          433,396           433,215
                                                       =========          =======           =======

Earned premiums:
   Direct............................................  $ 472,766          432,318           429,577
   Assumed...........................................      4,304            5,166            10,822
   Ceded.............................................    (13,623)         (10,864)          (13,698)
                                                       ---------          -------           -------
      Net earned premiums............................  $ 463,447          426,620           426,701
                                                       =========          =======           =======

Losses and loss expenses incurred:
   Direct............................................  $ 328,363          297,757           289,162
   Assumed...........................................      3,054            3,726            10,803
   Ceded.............................................     (5,549)          (2,165)           (9,736)
                                                       ---------          -------           -------
      Net losses and loss expenses incurred..........  $ 325,868          299,318           290,229
                                                       =========          =======           =======


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) TRANSACTIONS WITH AFFILIATES

(a) REINSURANCE
     State Auto P&C, Milbank, Farmers Casualty, SAIC (the Pooled Subsidiaries) and Midwest Security participate in a quota share reinsurance pooling arrangement (the Pooling Arrangement) with Mutual whereby the Pooled Subsidiaries and Midwest Security cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each company's participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

     Since 1998, State Auto P&C, Milbank and Midwest Security have participated in the Pooling Arrangement with Mutual. On January 1, 1999, Farmers Casualty was acquired by State Auto Financial and became a participant in the Pooling Arrangement on that same date, at which time the Pooled Subsidiaries' aggregate participation increased from 47% to 50%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash from Mutual of $11.4 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 1999. Effective January 1, 2000, the Pooling Arrangement was amended to make SAIC a participant in the Pooling Arrangement and the Pooled Subsidiaries aggregate participation increased to 53%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. In 2000, Mutual entered into an agreement with Meridian Mutual Insurance Company (Meridian Mutual), an Indiana domiciled property and casualty insurance company, pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation. The effective date of the merger transaction was June 1, 2001. With the merging of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger transaction was excluded from the Pooling Arrangement. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement, and the Pooled Subsidiaries assumed 53% of the former Meridian Mutual business on this same date. Concurrently, with this transaction, the Pooled Subsidiaries received cash of $6.4 million and fixed maturities totaling $109.7 million from Mutual which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. As part of the resolution of the disagreement with the ODI regarding the recognition of the service fee revenue paid by Mutual to State Auto P&C (see note 6(d)), the Pooled Subsidiaries aggregate participation in the Pooling Arrangement was increased to 80%, effective October 1, 2001. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed on October 1, 2001. All parties that participate in the Pooling Arrangement have an
A. M. Best rating of A+ (Superior).

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


                                                                             DECEMBER 31
                                                                       -----------------------
                                                                       2001               2000
                                                                       ----               ----
                                                                           (in thousands)
Losses and loss expenses payable:
  Ceded..........................................................   $(219,851)         (212,614)
  Assumed........................................................     499,862           222,740
                                                                    ---------            ------
    Net assumed..................................................   $ 280,011            10,126
                                                                    =========            ======

Unearned premiums:
  Ceded..........................................................   $(172,265)         (149,854)
  Assumed........................................................     310,853           141,410
                                                                    ---------            ------
    Net assumed (ceded)..........................................   $ 138,588            (8,444)
                                                                    =========            ======




                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                         2001             2000            1999
                                                         ----             ----            ----
                                                                   (in thousands)
Written premiums:
  Ceded............................................   $(448,331)        (405,397)      (403,679)
  Assumed..........................................     529,253          370,576        356,609

Earned premiums:
  Ceded............................................   $(426,880)        (399,057)      (395,698)
  Assumed..........................................     515,619          367,275        358,700

Losses and loss expenses incurred:
  Ceded............................................ $  (298,755)        (277,340)      (268,536)
  Assumed..........................................     406,138          250,189        242,935


     Effective with the June 1, 2001 merger transaction of Meridian Mutual into Mutual, Mutual also acquired all of the outstanding shares of Meridian Insurance Group, Inc. (MIGI), an Indiana domiciled insurance holding company. MIGI's wholly-owned insurance subsidiaries are Meridian Security Insurance Company, an Indiana domiciled property and casualty insurer, Meridian Citizens Security Insurance Company, an Indiana domiciled property and casualty insurer, and Insurance Company of Ohio, an Ohio domiciled property and casualty insurer. MIGI is also party to an affiliation agreement with Meridian Citizens Mutual Insurance Company, an Indiana domiciled property and casualty insurer. Collectively, the MIGIinsurer subsidiaries and affiliates are hereafter collectively referred to as the "Meridian Insurers".

     Mutual, State Auto P&C, Milbank, Midwest Security, Farmers Casualty, SAIC, National, Mid Plains, and, effective June 1, 2001, the Meridian Insurers, are participants in a catastrophe reinsurance program. Collectively, these participants in the catastrophe reinsurance program are referred to as the "State Auto Insurance Companies." State Auto P&C assumed catastrophe reinsurance from Mutual, Milbank, Midwest Security, Farmers Casualty, SAIC, National, Mid-Plains and the Meridian Insurers in the amount of $115 million excess of $120 million. Effective November 2001, the catastrophe reinsurance program was renegotiated whereby State Auto P&C assumed $100 million excess of $120 million. Under this agreement, the Company has assumed from Mutual and its affiliate premiums written and earned of $3,021,000, $3,129,000 and $2,355,000 for

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2001, 2000 and 1999, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

     To protect against a catastrophe loss event, in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lender) to provide (effective November 2001) up to $100 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders. This arrangement with the Lenders, SPC and State Auto Financial is a financing arrangement, whereby State Auto Financial would receive cash funding in the event of a catastrophe event as described above. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital proceeds to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding.

     For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (Stop Loss) with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's statutory loss and loss adjustment expense ratio (loss ratio) is between 70.75% and 80% (after the application of all available reinsurance), Mutual will reinsure the Pooled Subsidiaries 27% of the Pooling Arrangement's losses in excess of a loss ratio of 70.75% up to 80.00%. The Pooled Subsidiaries would be responsible for their share of the Pooling Arrangement's losses over the 80% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement. Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%. During 2001, the Pooled Subsidiaries ceded to Mutual, $6,177,000 under the Stop Loss, which has been reflected in reinsurance recoverable on losses and loss expenses payable at December 31, 2001, while no premium was assumed by Mutual under the Stop Loss.

(b) INTERCOMPANY BALANCES
     Pursuant to the Pooling Arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the Pooled Subsidiaries. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balance receivables and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual. The Company had off-balance-sheet credit risk of approximately $123 million and $60 million related to premium balances due to Mutual from agents and insureds at December 31, 2001 and 2000, respectively.

(c) NOTE PAYABLE
     In 1999, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program, at an interest rate of 6.0%. See related footnote at note 9(a). Principal payment is due on demand after December 31, 2000, with final payment to be received on or prior to December 31, 2005. The interest rate is adjustable annually after the year 2000 to reflect adjustments in the then current prime lending rate as well as State Auto Financial's current financial position. Interest rate for the year 2002 is 4.75% and in 2001 was 5.0%. Interest expense on the loan from Mutual was $2,275,000, $2,730,000 and $955,000 in 2001, 2000 and 1999, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(d) MANAGEMENT SERVICES
     Effective January 1, 2000, State Auto P&C began providing management and operation services to Mutual and its insurance affiliate. Revenue relating to these services amount to $12,621,000 and $14,654,000 in 2001 and 2000, respectively. Prior to 2000, State Auto P&C provided Mutual and its insurance affiliate executive management services to oversee the insurance operations of these companies. Revenue relating to these services amounted to $4,908,000 in 1999. Stateco provides Mutual and its affiliate investment management services. Revenue related to these services amount to $2,965,000, $2,940,000 and $3,099,000 in 2001, 2000, and 1999, respectively.

     During early 2001, the ODI requested that Mutual file an analysis with the ODI on a quarterly basis, starting with the quarter beginning January 1, 2001, that justified the apportionment of the management and operation services fee paid by Mutual to State Auto P&C under the accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses. The Company believed its accounting for such service fee was consistent with all statutory accounting principles. On October 24, 2001, the board of directors of the Company and Mutual and special committees thereof approved a resolution of the disagreement between the Company and the ODI regarding the service fee paid by Mutual to State Auto P&C. The disagreement with ODI was resolved and ODI expressly did not take issue with Mutual's payment of the service fee to State Auto P&C for the nine-month period ending September 30, 2001 which amounted to $12.5 million, pre-tax, nor with Mutual's accounting for the service fee for this same time period. The ODI also approved regulatory filings, effective October 1, 2001, implementing a revised management agreement, changing the Pooled Subsidiaries pooling participation percentages and implementing a stop loss reinsurance arrangement. See note 6(a) regarding the change in the Pooled Subsidiaries pooling participation percentages and the implementation of a stop loss reinsurance arrangement.

     Effective October 1, 2001, the management agreement between State Auto P&C and certain affiliate companies, including Mutual, was amended to eliminate the management and operations service fee charged by State Auto P&C. The management agreement continues to allocate costs and apportion those costs among the parties to the agreement in accordance with terms outlined therein. As a result of the loss of the management and operations services income under this management agreement, substantially all of State Auto P&C's services income has been eliminated, effective October 1, 2001. See note 14. The management agreement between State Auto P&C and Midwest Security was not affected by the disagreement or resolution with the ODI.

(e) OTHER TRANSACTIONS
     S.I.S. provides insurance software products and services to Mutual and its affiliate. Revenue relating to these services amount to $692,000, $900,000 and $1,109,000 in 2001, 2000 and 1999, respectively, and is included in other income. 518 PML leases assets to Mutual and its affiliate. Revenue relating to these services amount to $758,000, $646,000 and $567,000 in 2001, 2000 and 1999,
respectively and is included in other income.

     State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2001, there has been no adverse development of the liability.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(7) FEDERAL INCOME TAXES
     A reconciliation between actual federal income taxes (benefit) and the amount computed at the indicated statutory rate is as follows:


                                                                              YEAR ENDED DECEMBER 31
                                                                              ----------------------
                                                               2001                 2000              1999
                                                              AMOUNT        %      AMOUNT       %     AMOUNT       %
                                                              ------        -      ------       -     ------       -
                                                                                  (in thousands)
Amount at statutory rate................................    $   6,291      35       21,505     35      19,947     35

Tax-free interest and dividends received deduction......       (8,925)    (50)      (7,918)   (13)     (6,315)   (11)
Other, net..............................................           (5)     --          143     --         537      1
                                                            ---------     ---       ------     --      ------     --
Effective tax rate......................................    $  (2,639)    (15)      13,730     22      14,169     25
                                                            =========     ===       ======     ==      ======     ==



     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


                                                                              DECEMBER 31
                                                                        2001              2000
                                                                        ----              ----
                                                                             (in thousands)
   Deferred tax assets:
      Unearned premiums not deductible..............................   $ 22,847            10,385
      Losses and loss expenses payable discounting..................     19,767             9,219
      Postretirement benefit liabilities............................     13,746            13,035
      Other.........................................................      1,982             2,110
      Alternative minimum tax credit................................      1,410                --
                                                                       --------            ------
          Total deferred tax assets.................................     59,752            34,749
                                                                       --------            ------

   Deferred tax liabilities:
      Deferral of policy acquisition costs..........................     23,481            11,360
      Net pension expense...........................................     13,993            12,628
      Unrealized holding gain on investments........................      6,478            10,940
      Other.........................................................      2,000             1,311
                                                                       --------            ------
          Total deferred tax liabilities............................     45,952            36,239
                                                                       --------            ------
          Net deferred tax assets (liabilities).....................   $ 13,800            (1,490)
                                                                       ========            ======


     The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.
     Federal income taxes paid during 2001, 2000 and 1999 were $11,500,000, $12,638,000 and $12,621,000, respectively.

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


                                                                                                          DECEMBER 31
                                                                                                          -----------
                                                                                                    2001               2000
                                                                                                    ----               ----
                                                                                                        (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.......................................................    $ 87,093            44,016
Transfer in benefit obligation at beginning of year due to employee transfer..................          --            39,586
Service cost..................................................................................       3,537             3,339
Interest cost.................................................................................       6,750             6,728
Changes in plan provisions....................................................................          --             1,205
Actuarial (gain) loss.........................................................................       9,145              (438)
Benefits paid.................................................................................      (9,048)           (7,343)
                                                                                                  --------            ------

Benefit obligation at end of year.............................................................    $ 97,477            87,093
                                                                                                  --------            ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year................................................    $162,658            84,883
Transfer in plan assets at beginning of year due to employee transfer.........................          --            76,340
Actual return on plan assets..................................................................     (17,413)            8,778
Benefits paid.................................................................................      (9,048)           (7,343)
                                                                                                  --------            ------

Fair value of plan assets at end of year......................................................    $136,197           162,658
                                                                                                  --------            ------

Funded status.................................................................................    $ 38,720            75,565
Unrecognized transition asset.................................................................        (725)             (846)
Unrecognized prior service cost...............................................................       2,263             2,470
Unrecognized net (gain) or loss...............................................................       3,086           (39,451)
                                                                                                  --------            ------
Net prepaid pension expense...................................................................    $ 43,344            37,738
                                                                                                  ========            ======




                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                      2001             2000             1999
                                                                                      ----             ----             ----
                                                                                                (in thousands)
COMPONENTS OF NET PERIODIC BENEFIT
Service cost....................................................................    $ 3,537            3,339           2,047
Interest cost...................................................................      6,750            6,728           3,278
Expected return on plan assets..................................................    (14,633)         (13,391)         (6,125)
Amortization of prior service cost..............................................        207              207             114
Amortization of transition asset................................................       (121)            (121)           (124)
Amortization of net (gain) or loss..............................................     (1,346)            (930)              7
                                                                                    -------           ------            ----
Net periodic benefit............................................................    $(5,606)          (4,168)           (803)
                                                                                    =======           ======            ====


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                                            YEAR ENDED DECEMBER 31
                                                                                            ----------------------
                                                                                      2001             2000            1999
                                                                                      ----             ----            ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate....................................................................    7.50%             8.00%          8.00%
Expected long-term rate of return on assets......................................    9.00%             9.00%          9.00%
Rates of increase in compensation levels.........................................    5.00%             5.00%          5.00%



     Effective January 1, 2000, the net prepaid pension expense is carried on the financial statements of the Company and the annual periodic pension benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2001 and 2000 net periodic benefit was $4.0 million and $2.6 million, respectively.
     The Company maintains a defined contribution plan that covers substantially all employees of the Company. Contributions to the plan are based on employee contributions and the level of Company match. The Company's share of the expense under the plan totaled $1,120,000, $890,000 and $852,000 for the years 2001, 2000 and 1999, respectively.

(b) POSTRETIREMENT BENEFITS
     In addition to pension benefits, the Company provides certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company's employees may become eligible for these benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service.
     Prior to 2000, State Auto P&C, Stateco and S.I.S., pursuant to an intercompany agreement, were participants, together with Mutual, in a postretirement medical and life insurance benefit plan. The postretirement benefit obligation was immaterial to the consolidated balance sheet prior to 2000.
     Effective January 1, 2000, all employees of Mutual, Stateco and S.I.S., became employees of State Auto P&C, under new management agreements effective on that same date. See related discussion at Note (1)(b). Pursuant to the new management agreements, the Company received cash of approximately $49.6 million from Mutual, equal to the funded status of the postretirement obligation assumed.
     Plan assets are primarily composed of mutual funds and government securities.
     Information regarding the funded status and net periodic benefit cost for the Company's participation in the postretirement benefit plan is as follows:


                                                                                                        2001           2000
                                                                                                        ----           ----
                                                                                                          (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........................................................    $ 42,913         1,481
Transfer in benefit obligation at beginning of year due to employee transfer......................          --        43,632
Service cost......................................................................................       1,423         1,242
Interest cost.....................................................................................       3,356         3,205
Actuarial gain....................................................................................       2,946        (5,247)
Employee contributions............................................................................      (2,080)       (1,400)
                                                                                                      --------         -----

Benefit obligation at end of year.................................................................    $ 48,558        42,913
                                                                                                      --------         -----

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year....................................................    $  1,568            --
Transfer of plan assets at beginning of year due to employee transfer.............................          --         1,479
Expected return on assets.........................................................................         133           126
Gain (loss) on assets.............................................................................          67           (37)
                                                                                                      --------         -----

Fair value of plan assets at end of year..........................................................    $  1,768         1,568
                                                                                                      --------         -----


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                                DECEMBER 31
                                                                            2001           2000
                                                                            ----           ----
                                                                              (in thousands)

Funded status at end of year.........................................       $(46,790)      (41,345)
Unrecognized transition asset........................................            (38)          (41)
Unrecognized gain....................................................         (8,700)      (12,099)
                                                                            --------       -------

Accrued postretirement benefit obligation at end of year.............       $(55,528)      (53,485)
                                                                            ========       =======




                                                                          YEAR ENDED DECEMBER 31
                                                                            2001           2000
                                                                            ----           ----
                                                                              (in thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.........................................................       $  1,423         1,242
Interest cost........................................................          3,356         3,205
Expected return on assets............................................           (133)         (126)
Amortization of unrecognized amounts.................................           (523)         (495)
                                                                            --------         -----
Net periodic benefit cost............................................       $  4,123         3,826
                                                                            ========         =====



     An 8.0% weighted average discount rate was used for 2001 and 2000 to determine the accumulated postretirement benefit obligation. An 8.5% weighted average rate was used for 2001 and 2000 to determine the long-term rate of return on plan assets.
     Effective January 1, 2000, the postretirement benefit liability is carried on the financial statements of the Company and the net periodic benefit cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2001 and 2000 net periodic cost was $3.0 million and $2.6 million, respectively.
     The assumed rate of future increases in per capita cost of health care benefits was 10% for the first year and grading down 1% per year to an ultimate rate of 5%. The health care cost trend rate assumption affects the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by approximately $7,464,000 and would increase the medical service and interest cost by approximately $1,156,000.
     The Company also has a supplemental executive retirement plan for which the accrued obligation at December 31, 2001 and 2000 was $1,709,000 and $2,356,000, respectively.

(9) STOCKHOLDERS' EQUITY

(a) TREASURY SHARES
     In May 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutual and 31% from the public. Through December 31, 1999 all 4.0 million shares were repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual. See related footnote at note 6 (c).
     In May 2000, State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2001, State Auto Financial repurchased 50,522 shares from the public. Repurchases during 2000 and 2001 were funded through dividends from subidiaries.
     On March 1, 2002, the State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of common stock from the public over a period extending to and through December 31, 2003.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(b) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
     State Auto P&C, Milbank, Farmers Casualty, SAIC and Nationalare subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $25.1 million is available for payment to State Auto Financial in 2002 without prior approval.

     Reconciliations of statutory capital and surplus and net income (loss), as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:


                                                                                                        DECEMBER 31
                                                                                                        -----------
                                                                                                   2001              2000
                                                                                                   ----              ----
                                                                                                       (in thousands)
Statutory capital and surplus of insurance subsidiaries.......................................   $ 317,983           325,532
Net assets of noninsurance parent and affiliates..............................................     (21,033)          (25,744)
                                                                                                 ---------           -------
                                                                                                   296,950           299,788

Increases (decreases):
   Deferred policy acquisition costs..........................................................      67,087            32,458
   Losses and loss expenses payable...........................................................      26,216            13,403
   Net prepaid pension expense................................................................      43,344            37,738
   Postretirement benefit liability...........................................................     (19,708)          (18,478)
   Deferred federal income taxes..............................................................     (25,347)           (1,854)
   Excess of statutory loss liabilities over case basis amounts...............................          --             2,567
   Fixed maturities at fair value.............................................................       8,979            17,250
   Goodwill...................................................................................       2,012             2,270
   Other, net.................................................................................         660               917
                                                                                                 ---------           -------

    Stockholders' equity per accompanying consolidated
       financial statements...................................................................   $ 400,193           386,059
                                                                                                 =========           =======





                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                  2001              2000              1999
                                                                                  ----              ----              ----
                                                                                              (in thousands)

Statutory net income (loss) of insurance subsidiaries........................ $ (39,773)           43,991           36,601
Net income of noninsurance parent and affiliates.............................     1,826             1,125            2,944
                                                                              ---------            ------           ------
                                                                                (37,947)           45,116           39,545

Increases (decreases):
   Deferred policy acquisition costs.........................................    34,629             3,522            3,407
   Losses and loss expenses payable..........................................    12,813              (103)              15
   Net prepaid pension expense...............................................     1,131               640            2,578
   Postretirement benefit expense............................................    (1,230)           (1,150)              --
   Deferred federal income taxes.............................................    10,673               401           (2,265)
   Goodwill amortization.....................................................      (258)             (258)            (258)
   Other, net................................................................       804              (454)            (206)
                                                                              ---------            ------           ------

   Net income per accompanying consolidated
      financial statements................................................... $  20,615            47,714           42,816
                                                                              =========            ======           ======


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     In March 1998, the National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual for insurance companies in a process referred to as Codification. The revised manual became effective January 1, 2001. The revised manual changed, to some extent, prescribed statutory insurance accounting practices and resulted in changes to the accounting practices that the insurance subsidiaries of State Auto Financial use to prepare its statutory-basis financial statements. The cumulative effect of changes in accounting principles adopted to conform to the revised Accounting Practices and Procedures Manual was reported as an adjustment to statutory surplus as of January 1, 2001. The adoption of Codification, as of January 1, 2001, increased statutory surplus of the insurance subsidiaries of State Auto Financial by approximately $19.3 million.

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

(11) STOCK INCENTIVE PLANS
     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock incentive plans. For stock options granted to employees of Mutual in 1999, the Company also followed APB 25 and related Interpretations, as the Company deemed such employees to be common law employees of the Company. Compensation cost charged against operations in 2001, 2000 and 1999 were $14,000, $31,000 and $137,000, respectively, for those employee stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant. Had compensation cost for the Company's plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company's pro forma net earnings and net earnings per share information would have been as follows:


                                                                                           2001           2000          1999
                                                                                           ----           ----          ----
                                                                                                 (in thousands, except
                                                                                                  per share figures)

Pro forma net earnings.................................................................   $ 18,865       45,784       41,414

Pro forma net earnings per common share
     Basic.............................................................................   $   0.49         1.19         1.02
     Diluted...........................................................................   $   0.48         1.17         1.00



     The fair value of options granted in 2001, 2000 and 1999 were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:


                                                                                      2001           2000          1999
                                                                                      ----           ----          ----
       Fair value................................................................  $   6.79          4.66          4.49
       Dividend yield............................................................       .90%          .90%          .90%
       Risk free interest rate...................................................      4.85%         6.51%         5.77%
       Expected volatility factor................................................       .36           .34           .32
       Expected life (years).....................................................       6.7           7.2           5.7


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     The Company has stock option plans for certain directors and key employees. In May 2000, the Company's 1991 Stock Option Plan and 1991 Directors' Stock Option Plan were replaced with the 2000 Stock Option Plan (Key Employee Plan) and the 2000 Directors Stock Option Plan (Nonemployee Director Plan), respectively, upon approval of shareholders at the 2000 annual meeting of shareholders. The Nonemployee Directors' Plan provides each nonemployee director an option to purchase 1,500 shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the close of business on the date of the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The Key Employee's Plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 5,000,000 shares of common stock under this plan. These options are exercisable at such time or times as may be determined by a committee of the Company's Board of Directors. Normally, these options are exercisable from 1 to 10 years from date of grant.
     The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2,400,000 shares of common stock under this plan. At December 31, 2001, 1,803,000 shares have been purchased under this plan.
     The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 400,000 shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted and vested under this plan have a 10-year term. The Company has accounted for the plan in its accompanying financial statements at fair value.The fair value of options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions for 2001, 2000 and 1999, respectively, were as follows: fair value of $8.04, $10.91 and $4.02; dividend yield of .90% for all years; expected volatility factor of .34, .32 and .30; risk-free interest rate of 5.16%, 5.19% and 6.80%; and expected life of the option of 8.7, 9.0 and 9.7 years. Expense of $140,000, $493,000 and $105,000 associated with this plan was recognized in 2001, 2000 and 1999, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 2001, 2000 and 1999, follows:


                                       2001                              2000                               1999
                             ----------------------------     ----------------------------     ----------------------------
                                       WEIGHTED - AVERAGE               WEIGHTED - AVERAGE               WEIGHTED - AVERAGE
                             OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                             -------   ------------------     -------   ------------------     -------   ------------------
                                                  (numbers in thousands, except per share figures)

Outstanding, beginning
 of year                       2,852         $8.28            2,546           $7.76             2,272         $  6.76
   Granted                       299         16.53              492           10.29               453           11.24
   Exercised                     315          4.39             (129)           4.32              (165)           3.34
   Canceled                      (39)        10.16              (57)          11.15               (14)          10.52
                               -----                          -----                             -----
Outstanding, end of year       2,797          8.70            2,852            8.28             2,546            7.76
                               =====                          =====                             =====



A summary of information pertaining to options outstanding and exercisable as of December 31, 2001 follows:


                                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  -----------------------------------------------------      ------------------------------
                                             WEIGHTED - AVERAGE
                                                  REMAINING          WEIGHTED - AVERAGE                  WEIGHTED - AVERAGE
   RANGE OF EXERCISE PRICES       NUMBER      CONTRACTUAL LIFE         EXERCISE PRICE        NUMBER        EXERCISE PRICE
   ------------------------       ------    ------------------       ------------------      ------      ------------------
                                                         (numbers in thousands, except per share figures)

    Less than $5.00                 521              1.2                   $  4.31              521          $  4.31
    $5.01 - $10.00                  883              4.1                      6.58              872             6.56
    Greater than $10.01           1,393              7.8                     13.45              980            12.93
                                  -----                                                       -----
                                  2,797              5.4                      9.58            2,373             8.70
                                  =====                                                       =====



(12) NET EARNINGS PER COMMON SHARE
The following table sets forth the compilation of basic and diluted net earnings per common share:


                                                                                          YEAR ENDED DECEMBER 31
                                                                                          ----------------------
                                                                                 2001               2000             1999
                                                                                 ----               ----             ----
                                                                                   (in thousands, except per share data)

Numerator:
   Net earnings for basic and diluted earnings per common share..............  $ 20,615             47,714           42,816
                                                                               ========             ======           ======
Denominator:
   Weighted average shares for basic net earnings
        per common share.....................................................    38,775             38,427           40,780
   Effect of dilutive stock options..........................................       906                693              746
                                                                               --------             ------           ------
   Adjusted weighted average shares for
        diluted net earnings per common share  ..............................    39,681             39,120           41,526
                                                                               ========             ======           ======
Basic net earnings per common share..........................................  $   0.53               1.24             1.05
                                                                               ========             ======           ======
Diluted net earnings per common share........................................  $   0.52               1.21             1.03
                                                                               ========             ======           ======


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) OTHER COMPREHENSIVE INCOME
The related federal income tax effects of each component of other comprehensive income (loss) are as follows:


                                                                                       YEAR ENDED DECEMBER 31, 2001
                                                                                       ----------------------------
                                                                              BEFORE-TAX        TAX (EXPENSE)     NET-OF-TAX
                                                                                AMOUNT           OR BENEFIT         AMOUNT
                                                                                ------           ----------         ------
                                                                                               (in thousands)
Net unrealized holding losses on securities:
   Unrealized holding losses arising during 2001.............................  $(10,787)            3,775           (7,012)
   Reclassification adjustments for gains realized in net income.............    (1,962)              687           (1,275)
   Net unrealized holding losses.............................................   (12,749)            4,462           (8,287)
                                                                               --------             -----           ------
Other comprehensive loss.....................................................  $(12,749)            4,462           (8,287)
                                                                               ========             =====           ======




                                                                                       YEAR ENDED DECEMBER 31, 2001
                                                                                       ----------------------------
                                                                              BEFORE-TAX        TAX (EXPENSE)     NET-OF-TAX
                                                                                AMOUNT           OR BENEFIT         AMOUNT
                                                                                ------           ----------         ------
                                                                                               (in thousands)
Net unrealized holding gains on securities:

   Unrealized holding gains arising during 2000..............................   $36,272           (12,695)          23,577
   Reclassification adjustments for gains realized in net income.............    (5,255)            1,839           (3,416)
                                                                               --------           -------           ------
   Net unrealized holding gains..............................................    31,017           (10,856)          20,161
                                                                               --------           -------           ------
Other comprehensive income...................................................   $31,017           (10,856)          20,161
                                                                               ========           =======           ======




                                                                                       YEAR ENDED DECEMBER 31, 2001
                                                                                       ----------------------------
                                                                              BEFORE-TAX        TAX (EXPENSE)     NET-OF-TAX
                                                                                AMOUNT           OR BENEFIT         AMOUNT
                                                                                ------           ----------         ------
                                                                                               (in thousands)
Net unrealized holding losses on securities:
   Unrealized holding losses arising during 1999.............................  $(28,361)            9,926          (18,435)
   Reclassification adjustments for gains realized in net income.............    (2,593)              908           (1,685)
                                                                               --------            ------           ------
   Net unrealized holding losses.............................................   (30,954)           10,834          (20,120)
                                                                               --------            ------           ------
Other comprehensive loss.....................................................  $(30,954)           10,834          (20,120)
                                                                               ========            ======           ======



(14) REPORTABLE SEGMENTS
     Prior to 2001 the Company had four reportable segments: standard insurance, nonstandard insurance, investment management services and management and operations services (prior to 2000, executive insurance management services). The reportable segments are business units managed separately because of the differences in products or service they offer and type of customer they serve.
     The standard insurance segment provides personal and commercial insurance to its policyholders. Its principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. The nonstandard insurance segment provides personal automobile insurance to policyholders that are typically rejected or canceled by standard insurance carriers because of poor loss experience or a history of late payment of premiums. Both the standard and nonstandard insurance segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system.
     Effective July 1, 2001, with the Pooled Subsidiaries assumption of the former Meridian Mutual business through the Pooling Arrangement, as more fully described in note 6(a), the Company's standard and nonstandard insurance segments have been segregated into four reportable segments. While these segments offer similar products and services and operate in the same geographical locations within the United States, they differ within their operating measures, more specifically within their loss and profitability results. Consequently, the Company has defined the two insurance segments that existed

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

prior to 2001 to be State Auto standard insurance and State Auto nonstandard insurance and the former Meridian Mutual business assumed through the Pooling Arrangement by the Pooled Subsidiaries to be Meridian standard insurance and Meridian nonstandard insurance. Monitoring the performance of the Meridian segments allows management to review the results of its integration efforts of these segments while this business continues to be processed through the Meridian systems platform. As this business begins to migrate through new and renewal policy issuance on the State Auto systems platform where State Auto policies, pricing and underwriting philosophies are fully integrated, it is anticipated that the Meridian segments will decrease.
     The investment management services segment manages the investment portfolios of affiliated insurance companies. The management and operations services segment provided employee services and managed the day-to-day operations of all affiliated Companies. As a result of the loss of the management and operations services income as described in note 6(d), the management and operations service segment will be included in the all other category for segment reporting beginning in the first quarter of 2002 as the results for this segment will no longer meet the quantitative thresholds for separate presentation as a reportable segment.
     The Company evaluates performance of its reportable segments and allocates resources thereon based on profit or loss from operations, excluding net realized gains on investments on the Company's investment portfolio, before federal income taxes. The Company monitors its assets for the insurance segments on a legal entity basis, which for the Pooled Subsidiaries includes assets of three of the four reportable insurance segments (State Auto standard insurance, Meridian standard insurance and Meridian nonstandard insurance). The Company does not allocate assets to the management and operations services segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     Revenue from segments in the other category is attributable to three other operating segments of the Company; an insurance software development and resale segment, a premium finance segment and a property management and leasing segment. These segments have never met the quantitative thresholds for individual presentation as reportable segments.
     The following provides financial information regarding the Company's reportable segments:


                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                     2001            2000            1999
                                                                                     ----            ----            ----
                                                                                                (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
   State Auto standard insurance...............................................  $ 485,059          406,602          392,557
   State Auto nonstandard insurance............................................     37,536           29,595           32,973
   Meridian standard insurance.................................................     72,825               --               --
   Meridian nonstandard insurance..............................................      6,501               --               --
   Investment management services..............................................      3,466            3,360            3,371
   Management and operations services..........................................     12,621           14,654            5,628
   All other...................................................................      3,152            3,227            3,537
                                                                                 ---------          -------          -------
Total revenues from external customers.........................................    621,160          457,438          438,066

Intersegment revenues:
   State Auto standard insurance...............................................        128              162              120
   Investment management services..............................................      3,553            2,884            2,575
   Management and operations services..........................................      3,706            4,303            1,451
   All other...................................................................      1,800            1,744            1,676
                                                                                 ---------          -------          -------
Total intersegment revenues....................................................      9,187            9,093            5,822
                                                                                 ---------          -------          -------
Total revenue..................................................................    630,347          466,531          441,578
                                                                                 ---------          -------          -------


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                     2001            2000            1999
                                                                                     ----            ----            ----
                                                                                                (in thousands)
Reconciling items:
   Intersegment revenues.......................................................     (9,187)          (9,093)          (5,822)
   Corporate revenues..........................................................        150               81              250
   Net realized gains on investment............................................      1,962            5,255            2,555
                                                                                 ---------          -------          -------
Total consolidated revenues....................................................  $ 623,272          462,774          440,871
                                                                                 =========          =======          =======

SEGMENT PROFIT (LOSS):
   State Auto standard insurance...............................................  $  45,664           35,579           41,146
   State Auto nonstandard insurance............................................      1,378             (116)           1,647
   Meridian standard insurance.................................................    (44,397)            --                 --
   Meridian nonstandard insurance..............................................     (5,933)              --               --
   Investment management services..............................................      5,965            5,354            5,191
   Management and operations services..........................................     15,322           17,552            6,330
   All other...................................................................      1,004              905            1,238
                                                                                 ---------          -------          -------
   Total segment profit........................................................     19,003           59,274           55,552

Reconciling items:
   Corporate expenses..........................................................     (2,989)          (3,085)          (1,122)
   Net realized gains on investments...........................................      1,962            5,255            2,555
                                                                                 ---------          -------          -------
Total consolidated income before federal income taxes..........................  $  17,976           61,444           56,985
                                                                                 =========          =======          =======

NET INVESTMENT INCOME:
   State Auto standard insurance.............................................    $  37,230           33,436           29,060
   State Auto nonstandard insurance..........................................        1,997            1,899            1,839
   Meridian standard insurance...............................................        3,595             --                 --
   Meridian nonstandard insurance............................................          338               --               --
   Investment management services............................................          318              360              272
   All other.................................................................          193              244              268
                                                                                 ---------          -------          -------
Total net investment income..................................................       43,671           35,939           31,439

Reconciling items:
   Corporate net investment income...........................................          150               81              249
   Reclassification adjustments in consolidation.............................        3,554            2,895            2,574
                                                                                 ---------          -------          -------
Total consolidated net investment income.....................................    $  47,375           38,915           34,262
                                                                                 =========          =======          =======



                                                                                                          DECEMBER 31
                                                                                                          -----------
                                                                                                     2001            2000
                                                                                                     ----            ----
                                                                                                        (in thousands)
SEGMENT ASSETS:
   Pooled Subsidiaries.........................................................................  $1,261,689          850,080
   State Auto nonstandard insurance............................................................      67,043           48,811
   Investment management services..............................................................       8,698            6,879
   All other...................................................................................      15,685           15,543
                                                                                                 ----------          -------
   Total segment assets........................................................................   1,353,115          921,313

Reconciling items:
   Corporate assets............................................................................       3,559            1,150
   Reclassification adjustments in consolidation...............................................      10,822          (24,357)
                                                                                                 ----------          -------
Total consolidated assets......................................................................  $1,367,496          898,106
                                                                                                 ==========          =======


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Revenues from external customers include the following products and services:


                                                                                           YEAR ENDED DECEMBER 31
                                                                                           ----------------------
                                                                                     2001            2000            1999
                                                                                     ----            ----            ----
                                                                                                (in thousands)
Earned premiums State Auto standard insurance:
   Automobile...................................................................  $237,401          203,967          204,155
   Homeowners and farmowners....................................................    77,105           67,247           63,666
   Commercial multi-peril.......................................................    31,215           25,349           23,902
   Workers' compensation........................................................    15,365           10,628           10,764
   Fire and allied..............................................................    36,031           27,848           25,763
   Other and products liability.................................................    21,875           21,924           20,052
   Other lines..................................................................    25,304           13,603           12,873
                                                                                  --------          -------          -------
Total State Auto standard insurance earned premiums.............................   444,296          370,566          361,175
Total State Auto nonstandard insurance earned premiums..........................    35,256           27,401           30,883
                                                                                  --------          -------          -------
Meridian standard insurance:
   Automobile...................................................................    36,402               --               --
   Homeowners and farmowners....................................................     9,536               --               --
   Commercial multi-peril.......................................................    11,381               --               --
   Workers' compensation........................................................     8,660               --               --
   Fire and allied..............................................................       499               --               --
   Other and products liability.................................................       519               --               --
   Other lines..................................................................     2,157               --               --
                                                                                  --------          -------          -------
Total Meridian standard insurance earned premiums...............................    69,154               --               --
Total Meridian nonstandard insurance earned premiums............................     6,501               --               --
                                                                                  --------          -------          -------
Total earned permiums...........................................................   555,207          397,967          392,058
Investment management services..................................................     2,965            2,940            3,099
Management and operations services..............................................    12,621           14,654            4,908
Net investment income...........................................................    47,225           38,834           34,012
Other income....................................................................     3,142            3,043            3,989
                                                                                  --------          -------          -------

Total revenues from external customers..........................................  $621,160          457,438          438,066
                                                                                  ========          =======          =======



The standard insurance segments and the Meridian nonstandard insurance segment participate in a reinsurance pooling agreement with other standard and nonstandard insurance affiliates. For discussion regarding this arrangement and these segments' contribution to the pool and participation in the pool, see note 6.

Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                        2001
                                                                                        ----
                                                                                FOR THREE MONTHS ENDED
                                                                                ----------------------
                                                             MARCH 31,      JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                             ---------      --------        -------------       ------------
                                                                  (dollars in thousands, except per share amounts)
Total revenues............................................    $ 118,001       123,032          156,671             225,568
Income (loss) before federal income taxes.................       19,199        12,028            8,029             (21,280)
Net income (loss) ........................................       14,540         9,433            7,276             (10,634)
Net earnings (loss) per common share (note 9a):
   Basic................................................           0.37          0.24             0.19               (0.27)
   Diluted..............................................           0.36          0.24             0.18               (0.27)
                                                              =========       =======          =======             =======




                                                                                        2000
                                                                                        ----
                                                                                FOR THREE MONTHS ENDED
                                                                                ----------------------
                                                             MARCH 31,      JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                             ---------      --------        -------------       ------------
                                                                  (dollars in thousands, except per share amounts)

Total revenues............................................    $ 116,461       113,953          116,328             116,032
Income before federal income taxes........................       18,584        16,512            9,131              17,217
Net income ...............................................       13,683        12,494            8,006              13,531
Net earnings per common share (note 9a):
   Basic................................................           0.35          0.33             0.21                0.35
   Diluted..............................................           0.35          0.32             0.20                0.34
                                                              =========       =======          =======             =======


(16) CONTINGENCIES
     The Company's insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policy(ies). In the opinion of management, the effects, if any, of such litigation and published court decicions are not expected to be material to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2001, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 2001 and 2000
                  Consolidated Statements of Income for
                      each of the three years in the
                      period ended December 31, 2001
                  Consolidated Statements of Stockholders'
                      Equity for each of the three years in the period ended December 31, 2001
                  Consolidated Statements of Cash Flows
                      for each of the three years in the
                      period ended December 31, 2001
                  Notes to Consolidated Financial Statements

(a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedules of the Company for the years 2001, 2000, and 1999, are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.

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

(a)(3)  LISTING OF EXHIBITS



Exhibit No.                    Description of Exhibit                    If incorporated by reference document
-----------                    ----------------------                    with which Exhibit was previously filed
3(A)(1)       State Auto Financial Corporation's Amended and Restated    with SEC 1933 Act Registration Statement No.
              Articles of Incorporation                                  33-40643 on Form S-1 (see Exhibit 3(a)
                                                                         therein)

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

10(C)*        State Auto 1991 Quality Performance Bonus Plan             1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (f) therein)

10(D)*        1991 Stock Option Plan                                     1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (h) therein)

10(E)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No.
                                                                         33-89400 on Form S-8 (see Exhibit 4 (a)
                                                                         therein)

10(F)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (i) therein)

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


 Exhibit No.                    Description of Exhibit                   If incorporated by reference document
 -----------                    ----------------------                   with which Exhibit was previously filed
10(G)           License Agreement between State Automobile Mutual        with SEC 1933 Act Registration Statement No.
                Insurance Company and Policy Management Systems          33-40643 on Form S-1 (see Exhibit 10 (k)
                Corporation dated December 28, 1984                      therein)

10(H)           Investment Management Agreement between Stateco          Form 10-K Annual Report for the year
                Financial Services, Inc. and State Automobile Mutual     ended December 31, 1992 (see Exhibit 10
                Insurance Company, effective April 1, 1993               (N) therein)

10(I)*          State Auto Insurance Companies Directors' Deferred       Form 10-K Annual Report for year ended
                Compensation Plan                                        December 31, 1995 (see Exhibit 10(S)
                                                                         therein)

10(J)*          State Auto Insurance Companies Amended and Restated      Registration Statement on Form S-8, File
                Non-Qualified Incentive Deferred Compensation Plan       No. 333-56338 (see Exhibit 4(e) therein)

 10(K)*         Amendment Number 2 to the 1991 Stock Option Plan         Form 10-K Annual Report for the year
                                                                         ended December 31, 1996 (see Exhibit
                                                                         10(DD) therein)

 10(L)*         Amendment Number 1 to the 1991 Directors' Stock Option   Form 10-K Annual Report for the year
                Plan                                                     ended December 31, 1996 (see Exhibit
                                                                         10(EE) therein)

 10(M)          Amended and Restated SERP of State Auto Mutual           Form 10-K Annual Report for the year
                effective as of January 1, 1994                          ended December 31, 1997 (see Exhibit
                                                                         10(HH) therein)

 10(N)          Credit Agreement dated as of June 1, 1999 between        Form 10-Q for the period ended June 30,
                State Auto Financial Corporation and State Automobile    1999 (see Exhibit 10(LL) therein)
                Mutual Insurance Company

 10(O)          Reinsurance Pooling Agreement amended and restated as    Form 10-K Annual Report for the year
                of January 1, 2000 by and among State Automobile         ended December 31, 1999 (see Exhibit
                Mutual Insurance Company, State Auto Property and        10(W) therein)
                Casualty Insurance Company, Milbank Insurance Company,
                Midwest Security Insurance Company, Farmers Casualty
                Insurance Company and State Auto Insurance Company

 10(P)          Management and Operations Agreement as of January 1,     Form 10-K Annual Report for the year
                2000 among State Automobile Mutual Insurance Company,    ended December 31, 1999 (see Exhibit
                State Auto Financial Corporation, State Auto Property    10(X) therein)
                and Casualty Insurance Company, State Auto National
                Insurance Company, Milbank Insurance Company, State
                Auto Insurance Company, Stateco Financial Services,
                Inc., Strategic Insurance Software, Inc., 518 Property
                Management and Leasing, LLC


---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


Exhibit No.                  Description of Exhibit
-----------                  ----------------------
                                                                         If incorporated by reference document
                                                                         with which Exhibit was previously filed
 10(Q)           Property Catastrophe Overlying Excess of Loss           with SEC Form 10-K Annual Report for the year
                 Reinsurance contract issued to State Automobile         ended December 31, 1999 (see Exhibit
                 Mutual Insurance Company, State Auto National           10(Y) therein)
                 Insurance Company, Milbank Insurance Company, Midwest
                 Security Insurance Company, Farmers Casualty
                 Insurance Company, Mid-Plains Insurance Company by
                 State Auto Property and Casualty Insurance Company

 10(R)           First Amendment to the Management and Operations        Form 10-K Annual Report for the year
                 Agreement effective January 1, 2000 among State         ended December 31, 1999 (see Exhibit
                 Automobile Mutual Insurance Company, State Auto         10(Z) therein)
                 Financial Corporation, State Auto Property and
                 Casualty Insurance Company, State Auto National
                 Insurance Company, Milbank Insurance Company, State
                 Auto Insurance Company, Stateco Financial Services,
                 Inc., Strategic Insurance Software, Inc. and 518
                 Property Management and Leasing, LLC

 10(S)           First Amendment to the June 1, 1999 Credit Agreement    Form 10-K Annual Report for the year
                 dated November 1, 1999 between State Auto Financial     ended December 31, 1999 (see Exhibit
                 Corporation and State Automobile Mutual Insurance       10(AA) therein)
                 Company

 10(T)           Second amendment to the June 1, 1999 Credit Agreement   Form 10-Q for the period ended March 31,
                 dated December 1, 1999 between State Auto Financial     2000 (see Exhibit 10(BB) therein)
                 Corporation and State Automobile Mutual Insurance
                 Company

 10(U)*          Employment Agreement and Executive Agreement between    Form 10-K Annual Report for the year
                 State Auto Financial Corporation and Robert H. Moone    ended December 31, 2000 (see Exhibit
                                                                         10(BB) therein)

 10(V)*          Form of Executive Agreement between State Auto          Form 10-K Annual Report for the year
                 Financial Corporation and certain executive             ended December 31, 2000 (see Exhibit
                 officers                                                10(CC) therein)

 10(W)           First Amendment to the Reinsurance Pooling Agreement    Form 10-K Annual Report for the year
                 Amended and Restated as of January 1, 2000 by and       ended December 31, 2000 (see Exhibit
                 among State Auto Property and Casualty Insurance        10(DD) therein)
                 Company, State Automobile Mutual Insurance Company,
                 Milbank Insurance Company, Midwest Security Insurance
                 Company, Farmers Casualty Insurance Company and State
                 Auto Insurance Company

 10(X)           Addendum No. 1 of the Property Catastrophe Overlying    Form 10-K Annual Report for the year
                 Excess of Loss Reinsurance Contract by and among        ended December 31, 2000 (see Exhibit
                 State Auto Property and Casualty Insurance Company,     10(EE) therein)
                 State Automobile Mutual Insurance Company, State Auto
                 National Insurance Company, Milbank Insurance
                 Company, Midwest Security Insurance Company, Farmers
                 Casualty Insurance Company, Mid-Plains Insurance
                 Company and State Auto Insurance Company dated
                 November 17, 2000

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit


 10(Y)*          2000 Stock Option Plan                                  Definitive Proxy Statement on Form DEF
                                                                         14A, File No. 000-19289, for Annual
                                                                         Meeting of Shareholders held on May 26,
                                                                         2000 (see Appendix A therein)

 10(Z)*          2000 Directors Stock Option Plan                        Definitive Proxy Statement on Form DEF
                                                                         14A, File No. 000-19289, for Annual
                                                                         Meeting of Shareholders held on May 26,
                                                                         2000 (see Appendix B therein)

 10(AA)*         First Amendment to 2000 Directors Stock Option Plan     Form 10-Q for the period ended March 31,
                                                                         2001 (see Exhibit 10(HH) therein)

 10(BB)*         Second Amendment to the Reinsurance Pooling Agreement   Form 10-Q for the period ended June 30,
                 Amended and Restated as of January 1, 2000, by the      2001 (see Exhibit 10(II) therein)
                 State Automobile Mutual Insurance Company, State Auto
                 Property and Casualty Insurance Company, Milbank
                 Insurance Company, Midwest Security Insurance
                 Company, Farmers Casualty Insurance Company and State
                 Auto Insurance Company

 10(CC)*         Second Amendment to 1991 Directors Stock Option Plan    Form 10-Q for the period ended September
                                                                         30, 2001 (see Exhibit 10(JJ) therein)

 10(DD)*         Second Amendment to 2000 Directors Stock Option Plan    Form 10-Q for the period ended September
                                                                         30, 2001 (see Exhibit 10(KK) therein)

 10(EE)*         Third Amendment to 2000 Directors Stock Option Plan     Included herein

 10(FF)          Third Amendment to State Auto Reinsurance Pooling       Included herein
                 Agreement, Amended and Restated as of January 1, 2000

 10(GG)          Stop Loss Reinsurance Agreement dated October 1, 2001   Included herein
                 among inter alia Mutual and State Auto P&C

 10(HH)          Amendment No. 2 to the Management and Operations        Included herein
                 Agreement dated January 1, 2000 among, inter alia,
                 Mutual and State Auto P&C

 10(II)          $100,000,000 Credit Agreement among SAF Funding         Included herein
                 Corporation, as Borrower, the Lenders and Bank One,
                 NA as Agent dated as of November 16, 2001

 10(JJ)          Put Agreement among State Automobile Mutual Insurance   Included herein
                 Company, State Auto Financial Corporation and Bank
                 One, NA as Agent dated as of November 16, 2001

 10(KK)          Standby Purchase Agreement between State Auto           Included herein
                 Financial Corporation and SAF Funding Corporation
                 dated as of November 16, 2001

 21              List of Subsidiaries of State Auto Financial            Included herein
                 Corporation

 23              Consent of Independent Auditors                         Included herein

24(A)            Powers of Attorney - William J. Lhota, Urlin G.         Form 10-Q for the period ended June 30,
                 Harris, Jr., Paul W. Huesman, George R. Manser, and     1997 (see Exhibit 24(C) therein)
                 David J. D'Antoni

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

24(B)            Power of Attorney - John R. Lowther                     Form 10-Q for the period ended March 31,
                                                                         1998 (see Exhibit 24(D) therein)

24(C)            Power of Attorney - Robert H. Moone                     Form 10-K Annual Report for the year
                                                                         ended December 31, 1998 (see  Exhibit
                                                                         24(E) therein)


24(D)            Power of Attorney - Richard K. Smith                    Form 10-K Annual Report for the year
                                                                         ended December 31, 2000 (See Exhibit
                                                                         24(D) therein)

24(E)            Power of Attorney - Ramon L. Humke                      Included herein



(b)               REPORTS ON FORM 8-K

                  The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 2001.

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

                        STATE AUTO FINANCIAL CORPORATION

Dated:  March 29, 2002         /s/Robert H. Moone
                               --------------------------------------
                               Robert H. Moone
                               Chairman, President and Chief Executive Officer

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

         Name                                        Title                                       Date
         ----                                        -----                                       ----

 /s/Steven J. Johnston                      Chief Financial Officer,                             March 29, 2002
---------------------------                 Senior Vice President, Treasurer
 Steven J. Johnston                         (principal financial officer
                                            and principal accounting
                                            officer)


 John R. Lowther*                           Secretary and Director                               March 29, 2002
---------------------------
 John R. Lowther

 Urlin G. Harris, Jr.*                      Director                                             March 29, 2002
---------------------------
 Urlin G. Harris, Jr.


 David J. D'Antoni*                         Director                                             March 29, 2002
---------------------------
 David J. D'Antoni


 Paul W. Huesman*                           Director                                             March 29, 2002
---------------------------
 Paul W. Huesman

 William J. Lhota*                          Director                                             March 29, 2002
---------------------------
 William J. Lhota

 George R. Manser*                          Director                                             March 29, 2002
---------------------------
 George R. Manser


 Ramon L. Humke*                            Director                                             March 29, 2002
---------------------------
 Ramon L. Humke


 Richard K. Smith*                          Director                                             March 29, 2002
---------------------------
 Richard K. Smith


 /s/Robert H. Moone                 Chairman, President and                                      March 29, 2002
---------------------------         Chief Executive Officer
 Robert H. Moone                    (principal executive officer)

         *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/Steven J. Johnston                                      March 29, 2002
---------------------------
Steven J. Johnston
Attorney in Fact

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

10(C)*        State Auto 1991 Quality Performance Bonus Plan             1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (f) therein)

10(D)*        1991 Stock Option Plan                                     1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (h) therein)

10(E)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No.
                                                                         33-89400 on Form S-8 (see Exhibit 4 (a)
                                                                         therein)

10(F)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No.
                                                                         33-40643 on Form S-1 (see Exhibit 10
                                                                         (i) therein)


---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                                                   Page 2

                                                                                    If incorporated by reference document
Exhibit No.                    Description of Exhibit                    with which Exhibit was previously filed with SEC
-----------                    ----------------------                    ------------------------------------------------

10(G)           License Agreement between State Automobile Mutual        1933 Act Registration Statement No.
                Insurance Company and Policy Management Systems          33-40643 on Form S-1 (see Exhibit 10 (k)
                Corporation dated December 28, 1984                      therein)

10(H)           Investment Management Agreement between Stateco          Form 10-K Annual Report for the year
                Financial Services, Inc. and State Automobile Mutual     ended December 31, 1992 (see Exhibit 10
                Insurance Company, effective April 1, 1993               (N) therein)

10(I)*          State Auto Insurance Companies Directors' Deferred       Form 10-K Annual Report for year ended
                Compensation Plan                                        December 31, 1995 (see Exhibit 10(S)
                                                                         therein)

10(J)*          State Auto Insurance Companies Amended and Restated      Registration Statement on Form S-8, File
                Non-Qualified Incentive Deferred Compensation Plan       No. 333-56338 (see Exhibit 4(e) therein)

10(K)*          Amendment Number 2 to the 1991 Stock Option Plan         Form 10-K Annual Report for the year
                                                                         ended December 31, 1996 (see Exhibit
                                                                         10(DD) therein)

10(L)*          Amendment Number 1 to the 1991 Directors' Stock Option   Form 10-K Annual Report for the year
                Plan                                                     ended December 31, 1996 (see Exhibit
                                                                         10(EE) therein)

10(M)           Amended and Restated SERP of State Auto Mutual           Form 10-K Annual Report for the year
                effective as of January 1, 1994                          ended December 31, 1997 (see Exhibit
                                                                         10(HH) therein)

10(N)           Credit Agreement dated as of June 1, 1999 between        Form 10-Q for the period ended June 30,
                State Auto Financial Corporation and State Automobile    1999 (see Exhibit 10(LL) therein)
                Mutual Insurance Company

10(O)           Reinsurance Pooling Agreement amended and restated as    Form 10-K Annual Report for the year
                of January 1, 2000 by and among State Automobile         ended December 31, 1999 (see Exhibit
                Mutual Insurance Company, State Auto Property and        10(W) therein)
                Casualty Insurance Company, Milbank Insurance Company,
                Midwest Security Insurance Company, Farmers Casualty
                Insurance Company and State Auto Insurance Company

10(P)           Management and Operations Agreement as of January 1,     Form 10-K Annual Report for the year
                2000 among State Automobile Mutual Insurance Company,    ended December 31, 1999 (see Exhibit
                State Auto Financial Corporation, State Auto Property    10(X) therein)
                and Casualty Insurance Company, State Auto National
                Insurance Company, Milbank Insurance Company, State
                Auto Insurance Company, Stateco Financial Services,
                Inc., Strategic Insurance Software, Inc., 518 Property
                Management and Leasing, LLC


---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                                                   Page 3

                                                                                    If incorporated by reference document
Exhibit No.                    Description of Exhibit                    with which Exhibit was previously filed with SEC
-----------                    ----------------------                    ------------------------------------------------

10(Q)            Property Catastrophe Overlying Excess of Loss           Form 10-K Annual Report for the year
                 Reinsurance contract issued to State Automobile         ended December 31, 1999 (see Exhibit
                 Mutual Insurance Company, State Auto National           10(Y) therein)
                 Insurance Company, Milbank Insurance Company, Midwest
                 Security Insurance Company, Farmers Casualty
                 Insurance Company, Mid-Plains Insurance Company by
                 State Auto Property and Casualty Insurance Company

10(R)            First Amendment to the Management and Operations        Form 10-K Annual Report for the year
                 Agreement effective January 1, 2000 among State         ended December 31, 1999 (see Exhibit
                 Automobile Mutual Insurance Company, State Auto         10(Z) therein)
                 Financial Corporation, State Auto Property and
                 Casualty Insurance Company, State Auto National
                 Insurance Company, Milbank Insurance Company, State
                 Auto Insurance Company, Stateco Financial Services,
                 Inc., Strategic Insurance Software, Inc. and 518
                 Property Management and Leasing, LLC

10(S)            First Amendment to the June 1, 1999 Credit Agreement    Form 10-K Annual Report for the year
                 dated November 1, 1999 between State Auto Financial     ended December 31, 1999 (see Exhibit
                 Corporation and State Automobile Mutual Insurance       10(AA) therein)
                 Company

10(T)            Second amendment to the June 1, 1999 Credit Agreement   Form 10-Q for the period ended March 31,
                 dated December 1, 1999 between State Auto Financial     2000 (see Exhibit 10(BB) therein)
                 Corporation and State Automobile Mutual Insurance
                 Company

10(U)*           Employment Agreement and Executive Agreement between    Form 10-K Annual Report for the year
                 State Auto Financial Corporation and Robert H. Moone    ended December 31, 2000 (see Exhibit
                                                                         10(BB) therein)

10(V)*           Form of Executive Agreement between State Auto          Form 10-K Annual Report for the year
                 Financial Corporation and certain executive             ended December 31, 2000 (see Exhibit
                 officers                                                10(CC) therein)

10(W)            First Amendment to the Reinsurance Pooling Agreement    Form 10-K Annual Report for the year
                 Amended and Restated as of January 1, 2000 by and       ended December 31, 2000 (see Exhibit
                 among State Auto Property and Casualty Insurance        10(DD) therein)
                 Company, State Automobile Mutual Insurance Company,
                 Milbank Insurance Company, Midwest Security Insurance
                 Company, Farmers Casualty Insurance Company and State
                 Auto Insurance Company

10(X)            Addendum No. 1 of the Property Catastrophe Overlying    Form 10-K Annual Report for the year
                 Excess of Loss Reinsurance Contract by and among        ended December 31, 2000 (see Exhibit
                 State Auto Property and Casualty Insurance Company,     10(EE) therein)
                 State Automobile Mutual Insurance Company, State Auto
                 National Insurance Company, Milbank Insurance
                 Company, Midwest Security Insurance Company, Farmers
                 Casualty Insurance Company, Mid-Plains Insurance
                 Company and State Auto Insurance Company dated
                 November 17, 2000


---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                                         Page 4

10(Y)*           2000 Stock Option Plan                                  Definitive Proxy Statement on Form DEF
                                                                         14A, File No. 000-19289, for Annual
                                                                         Meeting of Shareholders held on May 26,
                                                                         2000 (see Appendix A therein)

10(Z)*           2000 Directors Stock Option Plan                        Definitive Proxy Statement on Form DEF
                                                                         14A, File No. 000-19289, for Annual
                                                                         Meeting of Shareholders held on May 26,
                                                                         2000 (see Appendix B therein)

10(AA)*          First Amendment to 2000 Directors Stock Option Plan     Form 10-Q for the period ended March 31,
                                                                         2001 (see Exhibit 10(HH) therein)

10(BB)*          Second Amendment to the Reinsurance Pooling Agreement   Form 10-Q for the period ended June 30,
                 Amended and Restated as of January 1, 2000, by the      2001 (see Exhibit 10(II) therein)
                 State Automobile Mutual Insurance Company, State Auto
                 Property and Casualty Insurance Company, Milbank
                 Insurance Company, Midwest Security Insurance
                 Company, Farmers Casualty Insurance Company and State
                 Auto Insurance Company

10(CC)*          Second Amendment to 1991 Directors Stock Option Plan    Form 10-Q for the period ended September
                                                                         30, 2001 (see Exhibit 10(JJ) therein)

10(DD)*          Second Amendment to 2000 Directors Stock Option Plan    Form 10-Q for the period ended September
                                                                         30, 2001 (see Exhibit 10(KK) therein)

10(EE)*          Third Amendment to 2000 Directors Stock Option Plan     Included herein

10(FF)           Third Amendment to State Auto Reinsurance Pooling       Included herein
                 Agreement, Amended and Restated as of January 1, 2000

10(GG)           Stop Loss Reinsurance Agreement dated October 1, 2001   Included herein
                 among inter alia Mutual and State Auto P&C

10(HH)           Amendment No. 2 to the Management and Operations        Included herein
                 Agreement dated January 1, 2000 among, inter alia,
                 Mutual and State Auto P&C

10(II)           $100,000,000 Credit Agreement among SAF Funding         Included herein
                 Corporation, as Borrower, the Lenders and Bank One,
                 NA as Agent dated as of November 16, 2001

10(JJ)           Put Agreement among State Automobile Mutual Insurance   Included herein
                 Company, State Auto Financial Corporation and Bank
                 One, NA as Agent dated as of November 16, 2001

10(KK)           Standby Purchase Agreement between State Auto           Included herein
                 Financial Corporation and SAF Funding Corporation
                 dated as of November 16, 2001

21               List of Subsidiaries of State Auto Financial            Included herein
                 Corporation

23               Consent of Independent Auditors                         Included herein

24(A)            Powers of Attorney - William J. Lhota, Urlin G.         Form 10-Q for the period ended June 30,
                 Harris, Jr., Paul W. Huesman, George R. Manser, and     1997 (see Exhibit 24(C) therein)
                 David J. D'Antoni


---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

                                                                                                           Page 5

24(B)            Power of Attorney - John R. Lowther                     Form 10-Q for the period ended March 31,
                                                                         1998 (see Exhibit 24(D) therein)

24(C)            Power of Attorney - Robert H. Moone                     Form 10-K Annual Report for the year
                                                                         ended December 31, 1998 (see Exhibit
                                                                         24(E) therein)


24(D)            Power of Attorney - Richard K. Smith                    Form 10-K Annual Report for the year
                                                                         ended December 31, 2000 (See Exhibit
                                                                         24(D) therein)

24(E)            Power of Attorney - Ramon L. Humke                      Included herein


                                   Item 14(d)
                         Financial Statement Schedules

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE I(a) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001

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
                                                   (in thousands)

Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                     $20,395            $21,258                $20,395
    States, municipalities and
      political subdivisions                                    7,011              7,414                  7,011
                                                        --------------   ----------------    -------------------
          Total fixed maturities - held to maturity           $27,406            $28,672                $27,406
                                                        ==============   ================    ===================

               SCHEDULE I(b) - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001

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
                                                      (in thousands)

Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                         $91,400            $94,083                $94,083
    States, municipalities and
      political subdivisions                                      831,865            836,650                836,650
    Public utilities                                               18,018             18,350                 18,350
    All other corporate bonds                                     101,256            102,322                102,322
                                                          ----------------   ----------------    -------------------
          Total fixed maturities                               $1,042,539         $1,051,405             $1,051,405
                                                          ----------------   ----------------    -------------------

Equity securities:
    Public utilities                                               10,178             11,572                 11,572
    Banks, trust and insurance companies                            1,415              2,278                  2,278
    Industrial, miscellaneous and all
      other                                                        38,768             45,995                 45,995
                                                          ----------------   ----------------    -------------------
          Total equity securities                                  50,361             59,845                 59,845
                                                          ----------------   ----------------    -------------------

          Total investments - available for sale               $1,092,900         $1,111,250             $1,111,250

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                                              December 31
                                                                                   -----------------------------------
                                     ASSETS                                             2001               2000
                                                                                        ----               ----
                                                                                         (dollars in thousands)

Investments in common stock of subsidiaries
  (equity method)                                                                        $440,826            $428,591
Cash                                                                                        2,005                 591
Real estate                                                                                   408                 425
Other assets                                                                                  887                 559
Federal income tax benefit                                                                  2,907               1,945
                                                                                   ---------------    ----------------

     Total assets                                                                        $447,033            $432,111
                                                                                   ===============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to affiliate                                                                 $45,500             $45,500
Due to affiliates                                                                             734                 102
Accrued expenses                                                                              606                 450
                                                                                   ---------------    ----------------

     Total liabilities                                                                     46,840              46,052

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
   par value.  Authorized 2,500,000 shares;
   none issued                                                                                  -                   -
Class B Preferred stock, without par value.
   Authorized 2,500,000 shares; none issued                                                     -                   -
Common stock, without par value.  Authorized
   100,000,000 shares; 43,045,320 and 42,625,723 shares
   issued, respectively, at stated value of $2.50 per share                               107,613             106,564
Less 4,108,230 and 4,017,012 treasury shares, respectively, at cost                       (47,613)            (47,038)
Additional paid-in capital                                                                 47,106              44,208
Accumulated other comprehensive income                                                     12,075              20,367
Retained earnings                                                                         281,012             261,958
                                                                                   ---------------    ----------------

     Total stockholders' equity                                                           400,193             386,059
                                                                                   ---------------    ----------------

     Total liabilities and stockholders' equity                                          $447,033            $432,111
                                                                                   ===============    ================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                         CONDENSED STATEMENTS OF INCOME

                                                                               Year ended December 31
                                                                 ---------------------------------------------------
                                                                         2001              2000             1999
                                                                         ----              ----             ----
                                                                                  (in thousands)

Investment income                                                           $150              $81              $249
Rental income                                                                 38               37                37
Net realized gains on investments                                              -                -                 1

                                                                 ----------------  ---------------  ----------------
       Total revenue                                                         188              118               287
                                                                 ----------------  ---------------  ----------------

Interest expense to affiliate                                              2,275            2,730               955
Total operating expenses                                                   1,889            1,859             1,176
                                                                 ----------------  ---------------  ----------------

  Loss before federal income taxes                                        (3,976)          (4,471)           (1,844)

Federal income tax benefit                                                (1,383)          (1,573)             (645)

                                                                 ---------------------------------------------------
  Net loss before equity in undistributed
     net earnings of subsidiaries                                         (2,593)          (2,898)           (1,199)

Equity in undistributed net earnings of subsidiaries                      23,208           50,612            44,015

                                                                 ----------------  ---------------  ----------------
       Net Income                                                        $20,615          $47,714           $42,816
                                                                 ================  ===============  ================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31
                                                                   ---------------------------------------------------
                                                                           2001             2000              1999
                                                                           ----             ----              ----
                                                                                    (in thousands)

Cash flows from operating activities:
  Net income                                                               $20,615          $47,714           $42,816
                                                                   ---------------- ----------------  ----------------
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization, net                                          157              484               102
   Equity in undistributed earnings of subsidiaries                        (23,208)         (50,612)          (43,957)
  Changes in operating assets and liabilities:
    Change in accrued expenses and due to affiliates                           788               60               125
    Change in other assets                                                    (328)             (19)              185
    Change in federal income taxes                                             178             (721)             (387)
                                                                   ---------------- ----------------  ----------------

      Net cash used in operating activities                                 (1,798)          (3,094)           (1,116)
                                                                   ---------------- ----------------  ----------------

Cash flows from investing activities:
  Capitalization of subsidiary                                              (9,001)               -           (12,030)
  Dividends received from subsidiaries                                      11,701            3,025            12,663
  Additions to real estate                                                       -                -                (1)

                                                                   ---------------- ----------------  ----------------
      Net cash provided by investing activities                              2,700            3,025               632
                                                                   ---------------- ----------------  ----------------

Cash flows from financing activities:
  Proceeds from issuance of debt to affiliate                                    -                -            45,500
  Net proceeds from sale of common stock                                     2,466            1,707             1,928
  Payments to acquire treasury stock                                          (388)            (300)          (46,199)
  Payment of dividends                                                      (1,566)          (1,397)           (1,315)
                                                                   ---------------- ----------------  ----------------
      Net cash provided by (used in) financing activities                      512               10               (86)
                                                                   ---------------- ----------------  ----------------

      Net increase (decrease) in cash and invested cash                      1,414              (59)             (570)
                                                                   ---------------- ----------------  ----------------
Cash and cash equivalents at beginning of year                                 591              650             1,220
                                                                   ---------------- ----------------  ----------------
Cash and cash equivalents at end of year                                    $2,005             $591              $650
                                                                   ================ ================  ================

Supplemental Disclosures:
  Federal income taxes received                                             $1,561             $852              $517

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

Note B - Stock Repurchase Plan

On March 1, 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock over a period extending to and through December 31, 2003.

During 2000, State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2001 State Auto Financial repurchased 50,522 shares.

In May 1999, State Auto Financial's Board of Directors approved a plan to repurchase up to 4.0 million shares of its outstanding common stock over a period ending December 31, 2000. Repurchases were transacted to maintain the same ownership ratios between Mutual and the public as it existed in May 1999, with 69% repurchased from Mutal and 31% from the public. Through December 31, 1999 all 4.0 million shares were repurchased, with approximately 2.7 million shares repurchased from Mutual and 1.3 million shares from the public. In conjunction with the stock repurchase plan, State Auto Finanical entered into a line of credit agreement with Mutual for $45.5 million, at an interest rate of 6.0%. The interest rate adjusts each January 1 based on a formula set forth in the note. During 2001 the interest rate was 5.0% and adjusts to 4.75% in 2002. Principal payment is due on demand from Mutual after December 31, 2000, with final payment to be received on or prior to December 31, 2005.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)


                        Column A                      Column B            Column C          Column D          Column E      Column F
                        --------                      --------            --------          --------          --------      --------

                                                                       Future policy                     Other policy
                                                                     benefits, losses,                    claims and
                                                  Deferred policy        claims and         Unearned       benefits       Premium
                         Segment                  acquisition cost     loss expenses        premiums        payable       revenue
                         -------                  ----------------     -------------        --------        -------       -------

Year ended December 31, 2001
  State Auto standard insurance segment               $54,129             $344,746         $244,421          -             $444,296
  State Auto nonstandard insurance segment              2,310               19,011           15,903          -               35,256
  Meridian standard insurance segment                  10,363              145,654           65,461          -               69,154
  Meridian nonstandard insurance segment                  285               14,449            3,710          -                6,501
                                                  ------------  -------------------  ---------------  ---------------- -------------
  Total                                                67,087              523,860          329,495          -              555,207
                                                  ============  ===================  ===============  ================ =============

Year ended December 31, 2000
  Standard insurance segment                          $31,292             $228,516         $151,781          -             $370,566
  Nonstandard insurance segment                         1,166               16,067            8,606          -               27,401
                                                  ------------  -------------------  ---------------  ---------------- -------------
  Total                                                32,458              244,583          160,387          -              397,967
                                                  ============  ===================  ===============  ================ =============

Year ended December 31, 1999
  Standard insurance segment                                                                                               $361,175
  Nonstandard insurance segment                                                                                              30,883
                                                                                                                       -------------
  Total                                                                                                                     392,058
                                                                                                                       =============

                                                      Column G            Column H          Column I          Column J      Column K
                                                      --------            --------          --------          --------      --------

                                                                                          Amortization
                                                                      Benefits,claims,     of deferred
                                                                         losses and          policy
                                                   Net investment        settlement        acquisition   Other operating  Premiums
                                                       income             expenses            costs         expenses       written
                                                       ------             --------            -----         --------       -------

Year ended December 31, 2001
  State Auto standard insurance segment               $37,230             $292,917          $96,127           $42,597      $462,931
  State Auto nonstandard insurance segment              1,997               27,243            6,164             1,063        41,540
  Meridian standard insurance segment                   3,595               95,979            6,551            12,309        64,526
  Meridian nonstandard insurance segment                  338               10,935              180             2,216         4,944
  Investment management services                          318           -                  -                 -             -
  All other                                               193           -                  -                 -             -
  Corporate                                               150           -                  -                 -             -
  Reclassification adjustments in consolidation         3,554           -                  -                 -             -
                                                  ------------  -------------------  ---------------  ---------------- -------------
  Total                                                47,375              427,074          109,022            58,185       573,941
                                                  ============  ===================  ===============  ================ =============

Year ended December 31, 2000
  Standard insurance segment                          $33,436             $250,071          $92,955           $20,527      $373,867
  Nonstandard insurance segment                         1,899               22,096            4,828             1,259        27,837
  Investment management services                          360           -                  -                 -             -
  All other                                               244           -                  -                 -             -
  Corporate                                                81           -                  -                 -             -
  Reclassification adjustments in consolidation         2,895           -                  -                 -             -
                                                  ------------  -------------------  ---------------  ---------------- -------------
  Total                                                38,915              272,167           97,783            21,786       401,704
                                                  ============  ===================  ===============  ================ =============

Year ended December 31, 1999
  Standard insurance segment                          $29,060             $242,409          $86,609           $17,465      $359,084
  Nonstandard insurance segment                         1,839               22,219            5,832             1,866        29,416
  Investment management services                          272           -                  -                 -             -
  All other                                               268           -                  -                 -             -
  Corporate                                               249           -                  -                 -             -
  Reclassification adjustments in consolidation         2,574           -                  -                 -             -
                                                  ------------  -------------------  ---------------  ---------------- -------------
  Total                                                34,262              264,628           92,441            19,331       388,500

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (in thousands, except percentages)

                  Column A             Column B     Column C                    Column D                    Column E     Column F
                  --------             --------     --------                    --------                    --------     --------

                                                                                                                        Percentage
                                                     Ceded to                 Assumed from                              of amount
                                                     Outside     Affiliated      Outside     Affiliated                  assumed
                                      Gross Amount  Companies   Companies(1)    Companies   Companies(1)   Net Amount   to net(2)
                                      ------------  ---------   ------------    ---------   ------------   ----------   ---------

Year ended 12-31-01
   property-casualty earned premiums     $472,767     $13,623       $426,880       $4,304      $518,639      $555,207       0.8%

Year ended 12-31-00
   property-casualty earned premiums     $432,318     $10,864       $399,057       $5,166      $370,404      $397,967       1.3%

Year ended 12-31-99
   property-casualty earned premiums     $429,577     $13,698       $395,698      $10,822      $361,055      $392,058       2.8%

--------------
(1)  These columns include the effect of intercompany pooling.
(2)  Calculated as earned premiums assumed from outside companies to net amount.