Form 10-Q
period 2002-03-31
STATE AUTO FINANCIAL CORP
filed 2002-05-10
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                    March 31, 2002
                               -------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from _____________________ to _______________________

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Ohio                               31-1324304
----------------------------------------- --------------------------------------
(State or other                           (I.R.S. Employer Identification No.)
jurisdiction of incorporation)

518 East Broad Street, Columbus, Ohio                 43215-3976
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
                                      [X] Yes                 [ ] No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                              43,118,782
---------------------------------                     ------------------------
           (CLASS)                                    (OUTSTANDING ON 05/06/02)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed consolidated balance sheets - March 31, 2002 and
                  December 31, 2001

             Condensed consolidated statements of income - Three months ended March 31, 2002 and 2001

             Condensed consolidated statements of cash flows - Three
                  months ended March 31, 2002 and 2001

             Notes to condensed consolidated financial statements -
                  March 31, 2002

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

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except share data)

                                                                          March 31      December 31
ASSETS                                                                      2002             2001
                                                                        -----------      -----------
                                                                        (unaudited)     (see note 1)

Fixed maturities:
   Held to maturity, at amortized cost
        (fair value $27,058 and $28,672 respectively)                   $    25,847      $    27,406
   Available for sale, at fair value
        (amortized cost $1,068,246 and $1,042,539, respectively)          1,071,633        1,051,405
Equity securities, available for sale at fair value
       (cost $55,289 and $50,361 respectively)                               66,077           59,845
Other invested assets                                                         1,549                -
          Total investments                                               1,165,106        1,138,656
                                                                        -----------      -----------

Cash and cash equivalents                                                    21,092           30,016
Deferred policy acquisition costs                                            69,686           67,087
Accrued investment income and other assets                                   42,493           38,908
Due from affiliate                                                           18,770                -
Net prepaid pension expense                                                  45,087           43,344
Reinsurance recoverable on losses and loss expenses payable                   7,995           13,919
Prepaid reinsurance premiums                                                  6,072            4,955
Current federal income taxes                                                      -            1,549
Deferred federal income taxes                                                17,581           13,800
Property and equipment                                                       13,116           13,250
Goodwill                                                                      2,012            2,012

                                                                        -----------      -----------
          Total assets                                                  $ 1,409,010      $ 1,367,496
                                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                        $   537,572      $   523,860
Unearned premiums                                                           340,132          329,495
Note payable to affiliate                                                    45,500           45,500
Postretirement benefit liabilities                                           63,154           57,237
Current federal income taxes                                                  4,685                -
Other liabilities                                                             7,543            5,059
Due to affiliates                                                                 -            6,152
                                                                        -----------      -----------
          Total liabilities                                                 998,586          967,303
                                                                        -----------      -----------

STOCKHOLDERS' EQUITY
   Common stock, without par value.  Authorized 100,000,000 shares;
      43,103,582 and 43,045,320 shares issued, respectively, at
     stated value of $2.50 per share                                        107,759          107,613
Less 4,123,327 and 4,108,230 treasury shares, respectively, at cost         (47,867)         (47,613)
Additional paid-in capital                                                   47,424           47,106
Accumulated other comprehensive income                                        9,299           12,030
Retained earnings                                                           293,809          281,057
                                                                        -----------      -----------
          Total stockholders' equity                                        410,424          400,193

                                                                        -----------      -----------
          Total liabilities and stockholders' equity                    $ 1,409,010      $ 1,367,496
                                                                        ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                   2002         2001
                                                 --------     --------

Earned premiums                                  $212,836     $101,561
Net investment income                              14,611       10,304
Management services income from affiliates            588        4,920
Net realized gains on investments                   1,310          401
Other income (includes $134 and $414,
  respectively, from affiliates)                      614          815

                                                 --------     --------
          Total revenues                          229,959      118,001
                                                 --------     --------

Losses and loss expenses                          147,240       65,783
Acquisition and operating expenses                 62,437       30,599
Interest expense                                      540          569
Other expense, net                                  2,441        1,851

                                                 --------     --------
          Total expenses                          212,658       98,802
                                                 --------     --------

          Income before federal income taxes       17,301       19,199

Federal income tax expense                          4,136        4,659

                                                 --------     --------
          Net income                             $ 13,165     $ 14,540
                                                 ========     ========

Earnings per share:
     - basic                                     $   0.34     $   0.37
                                                 ========     ========
     - diluted                                   $   0.33     $   0.36
                                                 ========     ========

Dividends paid per common share                  $  0.033     $  0.030
                                                 ========     ========

See accompanying notes to condensed consolidated financial statements.

                 STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2002 and 2001
                                  (in thousands)
                                   (unaudited)

                                                                               2002           2001
                                                                             ---------      ---------

Cash flows from operating activities:
   Net income                                                                $  13,164      $  14,540

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization, net                                         1,258            687
      Net realized gains on investments                                         (1,310)          (401)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                       (2,598)          (767)
        Accrued investment income and other assets                              (3,680)        (2,609)
        Net prepaid pension expense                                               (534)        (1,250)
        Postretirement health care benefits                                      1,077           (334)
        Other liabilities and due to/from affiliate, net                       (22,438)         2,049
        Reinsurance receivable and prepaid reinsurance premiums                  4,806           (263)
        Losses and loss expenses payable                                        13,712         (5,390)
        Unearned premiums                                                       10,637          3,896
        Federal income taxes                                                     4,136          2,158
        Other, net                                                                (103)            (8)
                                                                             ---------      ---------
                                                                                18,127         12,308

     Transfer of MIGI employee related net liabilities, effective 1/1/02         3,631              -

                                                                             ---------      ---------
          Net cash provided by operating activities                             21,758         12,308
                                                                             ---------      ---------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                          (104,303)       (74,206)
   Purchase of equity securities                                                (9,291)        (5,034)
   Purchase of other invested assets                                            (1,549)             -
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                          1,528          5,317
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                         6,777         10,939
   Sale of fixed maturities - available for sale                                72,185         42,007
   Sale of equity securities                                                     4,305          2,029
   Net additions of property and equipment                                           -            (61)

                                                                             ---------      ---------
          Net cash used in investing activities                                (30,348)       (19,009)
                                                                             ---------      ---------

Cash flows from financing activities:
   Net proceeds from the sale of common stock                                       79            630
   Payment of dividends                                                           (413)          (372)

                                                                             ---------      ---------
          Net cash provided by (used in) financing activities                     (334)           258
                                                                             ---------      ---------

          Net decrease in cash and cash equivalents                             (8,924)        (6,443)

Cash and cash equivalents at beginning of period                                30,016         21,305
                                                                             ---------      ---------

Cash and cash equivalents at end of period                                   $  21,092      $  14,862
                                                                             =========      =========

Supplemental disclosures:
   Federal income taxes paid                                                         -      $   2,500
                                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. Effective January 1, 2002, the Company implemented the new rules in accordance with the statements and their initial adoption did not impact the Company's financial position or results of operations.

Effective January 1, 2002, employees of the Meridian Insurance Group, Inc., a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net plan benefit liabilities was transferred from MIGI to the Company.

2. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                         Three months ended
                                                             March 31
                                                             --------
                                                        2002          2001
                                                      --------      --------
    Net income                                        $ 13,165      $ 14,540
    Unrealized holding gains (losses), net of tax       (2,730)          285
                                                      --------      --------
    Comprehensive income                              $ 10,435      $ 14,825
                                                      ========      ========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 2002 and 2001 and December 31, 2001 include only unrealized holding gains (losses), net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                     Three months ended
                                                          March 31
                                                          --------
                                                       2002        2001
                                                    -------     -------
         Numerator:

             Net income for basic and diluted
                 Earnings per share                 $13,165     $14,540
                                                    -------     -------

         Denominator:

             Weighted average shares for
                 Basic earnings per share            38,966      38,619

             Effect of dilutive stock options           802         989

             Adjusted weighted average shares
                 For diluted earnings per share      39,768      39,608
                                                    -------     -------

         Basic earnings per share                   $  0.34     $  0.37
                                                    -------     -------
         Diluted earnings per share                 $  0.33     $  0.36
                                                    -------     -------

4. REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                     Three months ended
                                                          March 31
                                                          --------
                                                       2002         2001
                                                   --------     --------
       Premiums earned:
               Other insurers and reinsurers       $  4,358     $  2,935
               Ceded under Pooling Arrangement
                  and Stop Loss                     115,571      102,151

       Losses and loss expenses incurred:
               Other insurers and reinsurers       $  2,461     $    912
               Ceded under Pooling Arrangement       77,007       60,621

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION

    Effective October 1, 2001, the management agreement between State Auto P&C and certain affiliate companies, including Mutual, was amended to eliminate the management and operations service fee charged by State Auto P&C. As a result of the loss of the management and operations services income under this management agreement, substantially all of State Auto P&C's services income has been eliminated. Consequently, beginning with the first quarter 2002, the management and operations services segment will be included in the other category for segment reporting as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reporting segment. The segment disclosures for the first quarter of 2001 have been restated to reflect this change.

     Interim financial data by segment is as follows:

                                                      Three months ended
                                                           March 31
                                                           --------
                                                        2002             2001
                                                 -----------      -----------
      Revenues from external customers:
         State Auto standard insurance           $   168,767      $   103,851
         State Auto nonstandard insurance             13,179            7,866
         Meridian standard insurance                  42,132                -
         Meridian nonstandard insurance                3,276                -
         Investment management services                  672              825
         All other                                       619            5,046
                                                 -----------      -----------
      Total revenues from external customers     $   228,645      $   117,588
                                                 ===========      ===========

      Intersegment revenues:
         State Auto standard insurance           $        23      $        41
         Investment management services                1,180              784
         All other                                       584            1,614
                                                 -----------      -----------
      Total intersegment revenues                $     1,787      $     2,439
                                                 ===========      ===========
      Segment profit (loss):
         State Auto standard insurance           $    14,513      $    12,121
         State Auto nonstandard insurance                645              590
         Meridian standard insurance                    (367)               -
         Meridian nonstandard insurance                  (96)               -
         Investment management services                1,603            1,360
         All other                                       370            5,354
                                                 -----------      -----------
      Total segment profit                            16,668           19,425

      Reconciling items:
         Corporate expenses                             (677)            (627)
         Net realized gains                            1,310              401
                                                 -----------      -----------
      Total consolidated income before
      federal income taxes                       $    17,301      $    19,199
                                                 ===========      ===========

      Segment assets:
         Pooled subsidiaries                     $ 1,279,012      $   866,746
         State Auto nonstandard insurance             74,838           53,638
         Investment management services                9,776            6,006
         All other                                    15,993           15,626
                                                 -----------      -----------
      Total segment assets                       $ 1,379,619      $   942,016
                                                 ===========      ===========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

6.  RECLASSIFICATIONS

Certain items in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


For information regarding the Company's significant accounting policies as well as discussion regarding its critical accounting policies, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 2001.

Results of Operations
---------------------

This discussion pertains to the following companies: State Auto Financial Corporation (the "Company") and its wholly owned insurance subsidiaries State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company ("SAIC"); which engage in the State Auto standard insurance segment of the Company's operations, as well as, beginning July 1, 2001, the Meridian standard and nonstandard insurance segments (defined below). The Company's State Auto nonstandard segment of operations is conducted through State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains") a wholly owned subsidiary of Farmers Casualty. State Auto P&C, Milbank, Farmers Casualty and SAIC are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, State Automobile Mutual Insurance Company ("Mutual") and its wholly owned subsidiary, Midwest Security Insurance Company are collectively referred to below as the "Pooled Companies" or the "State Auto Pool".

As more fully described in the Company's December 31, 2001 Form 10-K, following is a summary of several transactions that occurred in the second half of 2001 that will assist in the discussion of the Company's current period financial results:

         - Effective June 1, 2001, Mutual entered into an agreement with Meridian Mutual Insurance Company ("Meridian Mutual"), pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation. With the merging of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement and the Pooled Subsidiaries assumed 53% of the Meridian Mutual business on this same date. Concurrent with this transaction, the Pooled Subsidiaries received cash of $6.4 million and fixed maturities totaling $109.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. This former Meridian Mutual business assumed by the Pooled Subsidiaries comprises the Company's "Meridian standard" and "Meridian nonstandard" segments.

         - On October 24, 2001, the board of directors of the Company and Mutual and special independent committees thereof approved a resolution of the disagreement between the Company and the Ohio Department of Insurance ("ODI") regarding the service fee paid by Mutual to State Auto P&C under the Mutual Management Agreement (as defined in the Form 10-K). The disagreement with ODI was resolved and ODI expressly did not take issue with Mutual's payment of the service fee for the first three quarters of 2001, nor with Mutual's accounting for the service fee in each of those quarters. The ODI also approved regulatory filings, effective October 1, 2001, which implemented a revised Mutual Management Agreement, changed the Pooled Subsidiaries pooling participation percentage and implemented an inter-company stop loss reinsurance arrangement. The following describes these changes, effective October 1, 2001:

                  - The Mutual Management Agreement was amended to eliminate the management and operations services fee charged by State Auto P&C to participants to the agreement, including Mutual. As a result of the loss of the management and operations services income under the Mutual Management Agreement, substantially all of State Auto P&C's services income has been eliminated, effective October 1, 2001.

                  - The Pooling Arrangement (as defined in the Form 10K) was amended such that the Pooled Subsidiaries aggregate participation was increased from 53% to 80%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on October 1, 2001.

                  - For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (the "Stop Loss") with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's quarterly statutory loss and loss adjustment expense ratio (the "Pool loss and LAE ratio") is between 70.75% and 80.00% (after the application of all available reinsurance), Mutual will reinsure the Pooled Subsidiaries 27% of the Pooling Arrangement's losses in excess of a Pool loss and LAE ratio of 70.75% up to 80.00%. The Pooled Subsidiaries would be responsible for their share of the Pooling Arrangement's losses over the 80.00% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement. Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to Pool loss and LAE ratios less than 69.25%, but more than 59.99%.

Effective January 1, 2002, employees of the Meridian Insurance Group, Inc., a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net plan benefit liabilities was transferred from MIGI to the Company.

Income before federal income taxes decreased $1.9 million to $17.3 million for the quarter ended March 31, 2002. Largely contributing to this decline were the loss results on the former Meridian Mutual business, assumed by the Pooled Subsidiaries beginning in July 2001.

Consolidated earned premiums increased for the three-month period ended March 31, 2002, by 109.6%, from the same 2001 time period. This increase was principally the result of the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001, and a change in the Pooled Subsidiaries' aggregate pooling participation percentage from 53% to 80%, effective October 1, 2001. These actions increased consolidated earned premiums 92.8% from the same 2001 time period. Reducing consolidated earned premiums in the current quarter by $425,000 (0.4%) was a cession to Mutual under the Stop Loss (see discussion below). The internal growth of the Company's State Auto standard segment's earned premiums increased consolidated earned premiums 15.5%. While this segment continued to experience an increase in production levels in its commercial lines of business, beginning in late 2001, this segment began experiencing increased sales in its personal lines of business, largely due to changes in the market place and to the expansion of the new personal lines sales specialist position. Production levels within the Company's State Auto nonstandard segment, due to a combination of rate changes as well as increased policy counts, continued to increase. This segment's earned premiums increased consolidated earned premiums 5.2%.

The internal growth of the Meridian standard and nonstandard segments decreased consolidated earned premiums 2.7% and 0.8%, respectively. These decreases are not unexpected, given the corrective actions taken in both these segments. One of the more significant actions within Meridian's standard segment was with the Group Advantage(R) Program. Group Advantage(R) was a program where Meridian made its personal lines products available to Sam's Club members through Sam's Club retail outlets. While this program generated significant growth, it consistently failed to meet profitability objectives. As a result, in late 2000, the former Meridian Mutual stopped writing new Group Advantage(R) business and began to terminate existing business as permitted by law. At the end of 2000, there were approximately 15,000 Group Advantage(R) policies in force. At the end of 2001, there were approximately 800 such policies in force. At the end of March 31, 2002, there are approximately 130 such policies in force. Regarding the Meridian nonstandard segment, there is currently an integration plan in place to write all new nonstandard auto business produced by the former Meridian agents through the State Auto nonstandard segment, specifically through National on the National system platform. Most notably, the National system utilizes credit scoring and "point-of-sale" underwriting tools. The order of integration has been prioritized such that the states with most need for profit improvement are migrating to National first. Additionally, as discussed below, within both Meridian segments, management is continuing to take appropriate rate increases in almost every line of business.

Net investment income during the quarter ended March 31, 2002 increased $4.3 million (41.8%) to $14.6 million from the same 2001 period. Contributing to the increase over the previous 2001 time period was an increase in investable assets due to the transfer of cash and fixed maturity securities from Mutual totaling $354.6 million to the Pooled Subsidiaries in conjunction with the Pooled Subsidiaries assuming 53% of the former Meridian Mutual business on July 1, 2001 and the change in the Pooled Subsidiaries aggregate pooling participation, effective October 1, 2001, from 53% to 80%. The investment yield, based on fixed maturity and equity securities at cost, decreased to 5.0% for the three month period from 5.5% for the same 2001 comparable period.

The management services income, including investment management fees, decreased $4.3 million to $0.6 million for the three months ended March 31, 2002. This decrease, as discussed above, is largely the result of the resolution of the disagreement between the Company and ODI regarding the service fee paid by Mutual to State Auto P&C. The service fee under the 2000 Mutual Management Agreement paid by Mutual for the three-month period ending March 31, 2001 was approximately $4.2 million.

Losses and loss expenses, as a percentage of earned premiums (the "loss and LAE ratio"), were 69.2% and 64.8% for the three months ended March 31, 2002 and 2001, respectively. During the first quarter of 2002, the Pooled Companies produced a statutory loss and LAE ratio under the Stop Loss (described above) that was less than 69.25%, but more than 59.99%, thereby ceding to Mutual, under the Stop Loss, $425,000 in earned premiums. Absent the impact of the Stop Loss, the loss and LAE ratio for the current three-month period was 69.0%. For discussion purposes, the following table provides comparative statutory loss and loss adjustment expense ratios (the "Statutory Loss and LAE Ratio"), net of the Stop Loss, for the Company's insurance operating segments for the three months ended March 31, 2002 and 2001, respectively:

-------------------------------------------- ------- --------
                                             2002    2001
                                             ----    ----
-------------------------------------------- ------- --------
State Auto standard segment                  65.9    64.5
-------------------------------------------- ------- --------
State Auto nonstandard segment               81.2    71.2
-------------------------------------------- ------- --------
Meridian standard segment                    77.5       -
-------------------------------------------- ------- --------
Meridian nonstandard segment                 86.3       -
                                             ----    ----
-------------------------------------------- ------- --------
Total Statutory Loss and LAE Ratio           69.3    65.0
                                             ====    ====
-------------------------------------------- ------- --------

The Company's State Auto standard segment reflected an increase of 1.4 points in its Statutory Loss and LAE Ratio in 2002 compared to the same time period in 2001. 0.6 points of this increase is due to an increase in the level of catastrophe losses over the same 2001 time period. Also contributing to the current period increase, was an increase in the loss and LAE ratio on this segment's largest line of business, automobile, which was partially offset by an improvement in its second largest line of business, homeowners. Management recognizes the significance of private passenger auto insurance to the profitability of the Company and it is vigilant in its efforts to preserve this. It regularly performs underwriting audits, monitors rate adequacy, and endeavors to exploit all available underwriting tools. The Company's State Auto nonstandard segment's Statutory Loss and LAE Ratio reflected an increase of 10.0 points in its Statutory Loss and LAE Ratio in 2002 from the same time period in 2001. Given the nature of the risks written through this segment, this segment tends to be more volatile on a quarterly basis than those risks written through the standard segment. Contributing largely to this Statutory Loss and LAE Ratio increase were several unusually large losses experienced by this segment in the current quarter as compared to the same time period in 2001.

While the former Meridian Mutual ("Meridian") business continues to produce worse loss results than the State Auto book, the first quarter of 2002 produced tangible evidence of the impact of management's integration efforts, not only through an improvement in the Statutory Loss and LAE Ratios from third and fourth quarter of 2001, but also a strong improvement in the Meridian rate per exposure. The Company continues to seek adequate cost-based rates on the Meridian book and is re-underwriting much of it to be certain risks written fall within State Auto guidelines.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), were 29.3% and 30.1% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the expense ratio in the current quarter is impacted by fixed costs, such as salaries, depreciation, utilities, which comprise a lesser portion of earned premiums in 2002 than 2001 as a result of the Company's growth in premium writings that began in early 2001.

Interest expense relates to the line of credit agreement the Company entered into with Mutual during 1999 to assist in the funding of its stock repurchase program. Based on terms of the agreement, the interest rate adjusts annually. In 2002, the interest rate is 4.75% compared to 5.0% in 2001.

The effective Federal tax rate was 23.9% and 24.3% for the three month ending March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities increased to $21.8 million from $12.3 million in 2001. The increase in cash flow from operations in 2002 is largely attributable to an increase in the Company's pool participation percentage, as described above, as well as an increase in net investment income over the same 2001 time period. Overall, net cash used in investing activities increased to $30.3 million from $19.0 million in 2001. This increase is due to the Company investing unallocated cash in 2002 to long-term investments.

On March 1, 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to and through December 31, 2003. Through April 10, 2002, no shares have been repurchased under this plan.

As of March 31, 2002, funds consisting of cash and cash equivalents were $21.1 million versus $14.9 million at March 31, 2001.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Effective January 1, 2002, the Company implemented the new rules in accordance with the statements and their initial adoption did not impact the Company's financial position or results of operations.

Market Risk
-----------

With respect to Market Risk, see the discussion regarding this subject in the Company's December 31, 2001 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 2001 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2001 Form 10-K.

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

Other risk factors include, without limitation, the following:

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

         - The property and casualty insurance industry is highly competitive. While prices have generally increased in some lines, price competition continues to be intense. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1 of the Company's December 31, 2001 Form 10-K.

         - The Company is subject to numerous other factors which affect its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None


                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits


              Exhibit No.                           Description of Exhibits
              -----------                           -----------------------

                10(LL) Amendment No. 3 to the Management and Operations Agreement effective January 1, 2002


         b. Reports on Form 8-K: A Form 8-K dated January 28, 2002, was filed, providing information regarding State Auto Financial Corporation's fourth quarter 2001 loss reserve adjustments on the former Meridian Mutual business assumed through the State Auto Pooling Arrangement.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          STATE AUTO FINANCIAL CORPORATION

Date:  MAY 10, 2002                       /s/ Steven J. Johnston
       ------------                       -------------------------------------
                                          Steven J. Johnston
                                          Treasurer and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)