Form 10-Q/A
period 2002-03-31
STATE AUTO FINANCIAL CORP
filed 2002-05-20
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   Form 10-Q/A


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

                              (X) Yes      ( ) No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                             38,994,210
--------------------------------                       -------------------------
           (CLASS)                                     (OUTSTANDING ON 05/06/02)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES



This Form 10-Q/A is being filed to correct the number of shares as reported as being outstanding on May 6, 2002, to be 38,994,210.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          STATE AUTO FINANCIAL CORPORATION

Date:  MAY 20, 2002                       /s/ Steven J. Johnston
       ------------                       -------------------------------------
                                          Steven J. Johnston
                                          Treasurer and Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)