Form 10-Q
period 2002-06-30
STATE AUTO FINANCIAL CORP
filed 2002-08-14
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended               June 30, 2002
                                  ----------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from ______________________ to _______________________


                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                     31-1324304
--------------------------------           -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)


518 East Broad Street, Columbus, Ohio                   43215-3976
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
                                                     (X) Yes       ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                       38,977,576
--------------------------------               --------------------------
            (CLASS)                            (OUTSTANDING ON 08/12/02)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30 , 2002 and
                    December 31, 2001

                  Condensed consolidated statements of income - Three months ended June 30, 2002 and 2001

                  Condensed consolidated statements of income - Six months ended
                    June 30, 2002 and 2001

                  Condensed consolidated statements of cash flows - Six months ended June 30, 2002 and 2001

                  Notes to condensed consolidated financial statements -
                    June 30, 2002

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

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                             June 30         December 31
ASSETS                                                                                         2002             2001
                                                                                               ----             ----
                                                                                           (unaudited)      (see note 1)

Fixed maturities:
   Held for investment, at amortized cost
        (fair value $26,053 and $28,672 respectively)                                     $    24,635         $    27,406
   Available for sale, at fair value
        (amortized cost $1,077,596 and $1,042,539, respectively)                            1,110,438           1,051,405
Equity securities, at fair value (cost $60,905 and $50,361, respectively)                      65,098              59,845
Other invested assets                                                                           1,548                   -

                                                                                          -----------         -----------
          Total investments                                                                 1,201,719           1,138,656

Cash and cash equivalents                                                                      38,446              30,016
Deferred policy acquisition costs                                                              74,054              67,087
Accrued investment income and other assets                                                     39,926              38,908
Due from affiliate                                                                             13,621                   -
Net prepaid pension expense                                                                    45,622              43,344
Reinsurance recoverable on losses and loss expenses payable                                    14,348              13,919
Prepaid reinsurance premiums                                                                    6,663               4,955
Federal income taxes:
     Current                                                                                    4,275               1,549
     Deferred                                                                                  12,447              13,800
Property and equipment                                                                         12,986              13,250
Goodwill                                                                                        2,012               2,012

                                                                                          -----------         -----------
          Total assets                                                                    $ 1,466,119         $ 1,367,496
                                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                          $   564,802         $   523,860
Unearned premiums                                                                             360,756             329,495
Note payable to affiliate                                                                      45,500              45,500
Postretirement benefit liabilities                                                             64,500              57,237
Other liabilities                                                                               7,416               5,059
Due to affiliates                                                                                   -               6,152

                                                                                          -----------         -----------
          Total liabilities                                                                 1,042,974             967,303
                                                                                          -----------         -----------

Commitments and contingencies                                                                       -                   -

Stockholders' equity:
     Class A Preferred stock (nonvoting), without par value.  Authorized 2,500,000
        shares; none issued                                                                         -                   -
     Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
        none issued                                                                                 -                   -
Common stock, without par value. Authorized 100,000,000 shares;
  43,299,471 and 43,045,320 shares issued, respectively, at stated
  value of $2.50 per share                                                                    108,249             107,613
Less 4,273,972 and 4,108,230 treasury shares, respectively, at cost                           (50,311)            (47,613)
Additional paid-in capital                                                                     49,049              47,106
Accumulated other comprehensive income                                                         24,149              12,030
Retained earnings                                                                             292,009             281,057

                                                                                          -----------         -----------
          Total Stockholders' equity                                                          423,145             400,193
                                                                                          -----------         -----------

          Total liabilities and stockholders' equity                                      $ 1,466,119         $ 1,367,496
                                                                                          ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2002 and 2001
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                              2002              2001
                                                           ---------         ---------

Earned premiums                                            $ 221,342         $ 105,316
Net investment income                                         14,837            10,431
Management services income from affiliates                       586             4,964
Net realized gain (loss) on investments                       (1,156)            1,416
Other income (includes $126 and $493,
  respectively,  from affiliates)                                614               905

                                                           ---------         ---------
          Total revenues                                     236,223           123,032
                                                           ---------         ---------

Losses and loss expenses                                     176,500            77,706
Acquisition and operating expenses                            63,956            31,288
Interest expense                                                 540               568
Other expense, net                                             1,978             1,443

                                                           ---------         ---------
          Total expenses                                     242,974           111,005
                                                           ---------         ---------

          Income (loss) before federal income taxes           (6,751)           12,027

Federal income tax expense (benefit)                          (5,366)            2,594
                                                           ---------         ---------

          Net income (loss)                                ($  1,385)        $   9,433
                                                           =========         =========

Earnings (loss) per share:
     - basic                                               ($   0.04)        $    0.24
                                                           =========         =========
     - diluted                                             ($   0.04)        $    0.24
                                                           =========         =========

Dividends paid per common share                            $  0.0325         $   0.030
                                                           =========         =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 2002 and 2001
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                      2002               2001
                                                    ---------         ---------

Earned premiums                                     $ 434,179         $ 206,877
Net investment income                                  29,448            20,735
Management services income from affiliate               1,174             9,884
Net realized gain on investments                          154             1,817
Other income (includes $260 and $907,
  respectively, from affiliates)                        1,227             1,720

                                                    ---------         ---------
          Total revenues                              466,182           241,033
                                                    ---------         ---------

Losses and loss expenses                              323,740           143,489
Acquisition and operating expenses                    126,393            61,887
Interest expense                                        1,081             1,137
Other expense, net                                      4,419             3,294

                                                    ---------         ---------
          Total expenses                              455,633           209,807
                                                    ---------         ---------

          Income before federal income taxes           10,549            31,226

Federal income tax expense (benefit)                   (1,230)            7,253

                                                    ---------         ---------
          Net income                                $  11,779         $  23,973
                                                    =========         =========

Net earnings per share:
     - basic                                        $    0.30         $    0.61
                                                    =========         =========
     - diluted                                      $    0.29         $    0.60
                                                    =========         =========

Dividends paid per common share                     $   0.065         $   0.060
                                                    =========         =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                     2002              2001
                                                                                  ----------        ---------


Cash flows from operating activities:
   Net income                                                                     $  11,779         $  23,973
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                              2,421             1,310
      Net realized gains on investments                                                (154)           (1,817)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                            (6,967)           (2,337)
        Accrued investment income and other assets                                   (1,121)           (4,012)
        Net prepaid pension expense                                                  (1,068)           (2,500)
        Postretirement health care benefits                                           2,423               326
        Other liabilities and due to/from affiliate, net                            (17,416)           (5,321)
        Reinsurance receivable and prepaid reinsurance premiums                      (2,137)           (1,044)
        Losses and loss expenses payable                                             40,941             2,544
        Unearned premiums                                                            31,261            13,817
        Federal income taxes                                                         (7,229)           (2,447)
                                                                                  ---------         ---------
                                                                                     52,733            22,492

    Transfer of MIGI employee related net liabilities, effective 1/1/02               3,631                 -

                                                                                  ---------         ---------
          Net cash provided by operating activities                                  56,364            22,492
                                                                                  ---------         ---------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                               (230,752)         (120,759)
   Purchase of equity securities                                                    (16,942)          (13,872)
   Purchase of other invested assets                                                 (1,548)                -
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                               2,721             8,733
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                             16,802            22,057
   Sale of fixed maturities - available for sale                                    177,157            73,078
   Sale of equity securities                                                          6,337             7,326
   Net additions of property and equipment                                                -              (382)

                                                                                  ---------         ---------
          Net cash used in investing activities                                     (46,225)          (23,819)
                                                                                  ---------         ---------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                              1,541             1,391
   Payment of dividends                                                                (827)             (747)
   Payments to acquire treasury shares                                               (2,423)                -

                                                                                  ---------         ---------
          Net cash provided by (used in) financing activities                        (1,709)              644
                                                                                  ---------         ---------

          Net increase (decrease) in cash and cash equivalents                        8,430              (683)

Cash and cash equivalents at beginning of period                                     30,016            21,305

                                                                                  ---------         ---------
Cash and cash equivalents at end of period                                        $  38,446         $  20,622
                                                                                  =========         =========

Supplemental disclosures:
   Federal income taxes paid                                                      $   6,000         $   9,700
                                                                                  =========         =========
   Interest paid                                                                  $   1,081         $   1,137
                                                                                  =========         =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. Effective January 1, 2002, the Company implemented the new rules in accordance with the statements. As part of the implementation, the Company performed the requisite transitional impairment tests for goodwill. The adoption of the statements did not materially impact the Company's financial position or results of operations.

Effective January 1, 2002, employees of the Meridian Insurance Group, Inc.
(MIGI), a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net plan benefit liabilities were transferred from MIGI to the Company.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                 Three months ended              Six months ended
                                                        June 30                       June 30
                                                        -------                       -------
                                                 2002             2001            2002            2001
                                               --------         --------        --------        --------

   Net income (loss)                           $ (1,385)        $  9,433        $ 11,779        $ 23,973
   Unrealized holding gains, net of tax          14,849            3,784          12,119           4,069
                                               --------         --------        --------        --------
   Comprehensive income                        $ 13,464         $ 13,217        $ 23,898        $ 28,042
                                               ========         ========        ========        ========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 2002 and December 31, 2001 include only unrealized holding gains, net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)


3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                      Three months ended              Six months ended
                                                           June 30                       June 30
                                                           -------                       -------
                                                     2002             2001            2002            2001
                                                   --------         --------        --------        --------

Numerator:

    Net income (loss) for basic and diluted
        Earnings per share                         $ (1,385)        $  9,433        $ 11,779        $ 23,973
                                                   --------         --------        --------        --------

Denominator:

    Weighted average shares for
        basic earnings per share                     39,007           38,744          38,987          38,682

    Effect of dilutive stock options                      -              917             816             953

    Adjusted weighted average shares
        for diluted earnings per share               39,007           39,661          39,803          39,635

                                                   --------         --------        --------        --------

Basic earnings (loss) per share                    $  (0.04)        $   0.24        $   0.30        $   0.61
                                                   --------         --------        --------        --------
Diluted earnings (loss) per share                  $  (0.04)        $   0.24        $   0.29        $   0.60
                                                   --------         --------        --------        --------

4.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and
Mutual:

                                                  Three months ended              Six months ended
                                                       June 30                        June 30
                                                       -------                        -------
                                                 2002            2001            2002            2001
                                               --------        --------        --------        --------

Premiums earned:
        Other insurers and reinsurers          $  5,400        $  3,149        $  9,758        $  6,084
        Ceded under pooling arrangement
           and stop loss                        120,268         104,567         235,839         206,718
Losses and loss expenses incurred:
        Other insurers and reinsurers             1,846           1,622           4,307           2,534
        Ceded under pooling arrangement
           and stop loss                       $107,171        $ 91,196        $184,178        $151,817

For the three months ended June 30, 2002, the Pooled Subsidiaries ceded to Mutual $6.4 million in losses and for the six months ended June 30, 2002 $6.4 million in losses and $425,000 in premiums earned.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements - continued
                                  June 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION

Effective October 1, 2001, the management agreement between State Auto P&C and certain affiliate companies, including Mutual, was amended to eliminate the management and operations service fee charged by State Auto P&C. As a result of the loss of the management and operations services income under this management agreement, substantially all of State Auto P&C's services income has been eliminated. Consequently, beginning with the first quarter 2002, the management and operations services segment will be included in the other category for segment reporting as the result of this segment no longer meeting the quantitative thresholds for separate presentation as a reporting segment. The segment disclosures for the second quarter of 2001 have been restated to reflect this change.

                                                            Three months ended                       Six months ended
                                                                  June 30                                 June 30
                                                                  -------                                 -------
                                                           2002               2001                 2002                2001
                                                       -----------         -----------         -----------         -----------

Revenues from external customers:
   State Auto standard insurance                       $   175,629         $   106,802         $   344,396         $   210,653
   State Auto nonstandard insurance                         16,452               8,818              29,631              16,684
   Meridian standard insurance                              41,355                   -              83,487                   -
   Meridian nonstandard insurance                            2,639                   -               5,914                   -
   Investment management services                              643                 890               1,315               1,715
   All other                                                   656               5,100               1,276              10,146
                                                       -----------         -----------         -----------         -----------
Total revenues from external customers                 $   237,374         $   121,610         $   466,019         $   239,198
                                                       ===========         ===========         ===========         ===========

Intersegment revenues:
   State Auto standard insurance                       $        23         $        40         $        47         $        81
   Investment management services                            1,217                 790               2,397               1,574
   All other                                                   552               1,626               1,135               3,240
                                                       -----------         -----------         -----------         -----------
Total intersegment revenues                            $     1,792         $     2,456         $     3,579         $     4,895
                                                       ===========         ===========         ===========         ===========

Segment profit (loss):
   State Auto standard insurance                       $      (348)        $     4,475         $    14,165         $    16,596
   State Auto nonstandard insurance                          1,055                 184               1,699                 774
   Meridian standard insurance                              (8,195)                  -              (8,562)                  -
   Meridian nonstandard insurance                              572                   -                 476                   -
   Investment management services                            1,652               1,428               3,255               2,788
   All other                                                   345               5,266                 716              10,620
                                                       -----------         -----------         -----------         -----------
Total segment profit (loss)                            $    (4,919)        $    11,353         $    11,749         $    30,778

Reconciling items:
   Corporate expenses                                  $      (676)               (742)        $    (1,354)             (1,369)
   Net realized gains (losses)                              (1,156)              1,416                 154               1,817
                                                       -----------         -----------         -----------         -----------
Total consolidated income before federal income
taxes                                                  $    (6,751)        $    12,027         $    10,549         $    31,226
                                                       ===========         ===========         ===========         ===========

Segment assets:
   Standard insurance                                                                          $ 1,339,503         $   895,435
   Nonstandard insurance                                                                            86,408              54,643
   Investment management services                                                                    8,121              11,510
   All other                                                                                        16,147              16,337
                                                                                               -----------         -----------
Total segment assets                                                                           $ 1,450,179         $   977,925
                                                                                               ===========         ===========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                  June 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

6.  RECLASSIFICATIONS

Certain items in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

As more fully described in the Company's December 31, 2001 Form 10-K, following is a summary of several transactions that occurred in the second half of 2001 that will assist in the discussion of the Company's current period financial results:

         - Effective June 1, 2001, Mutual entered into an agreement with Meridian Mutual Insurance Company ("Meridian Mutual"), pursuant to which Meridian Mutual was merged with and into Mutual, with Mutual continuing as the surviving corporation. With the merging of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement and the Pooled Subsidiaries assumed 53% of the Meridian Mutual business on this same date. Concurrent with this transaction, the Pooled Subsidiaries received cash of $6.4 million and fixed maturities totaling $109.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. This former Meridian Mutual business assumed by the Pooled Subsidiaries comprises the Company's "Meridian standard" and "Meridian nonstandard" segments.

         - On October 24, 2001, the board of directors of the Company and Mutual and special independent committees thereof approved a resolution of the disagreement between the Company and the Ohio Department of Insurance ("ODI") regarding the service fee paid by Mutual to State Auto P&C under the Mutual Management Agreement (as defined in the Form 10-K). The disagreement with ODI was resolved and ODI expressly did not take issue with Mutual's payment of the service fee for the first three quarters of 2001, nor with Mutual's accounting for the service fee in each of those quarters. The ODI also approved regulatory filings, effective October 1, 2001, which implemented a revised Mutual Management Agreement, changed the Pooled Subsidiaries' pooling participation percentage and implemented an inter-company stop loss reinsurance arrangement. The following describes these changes, effective October 1, 2001:

                      o The Mutual Management Agreement was amended to eliminate the management and operations services fee charged by State Auto P&C to participants to the agreement, including Mutual. As a result of the loss of the management and operations services income under the Mutual Management Agreement, substantially all of State Auto P&C's services income has been eliminated, effective October 1, 2001.

                      o The Pooling Arrangement (as defined in the Form 10K) was amended such that the Pooled Subsidiaries' aggregate participation was increased from 53% to 80%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on October 1, 2001.

                      o For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (the "Stop Loss") with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's quarterly statutory loss and loss adjustment expense ratio (the "Pool loss and LAE ratio") is between 70.75% and 80.00% (after the application of all available reinsurance), Mutual will reinsure the Pooled Subsidiaries 27% of the Pooling Arrangement's losses in excess of a Pool loss and LAE ratio of 70.75% up to 80.00%. The Pooled Subsidiaries would be responsible for their share of the Pooling Arrangement's losses over the 80.00% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement. Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to Pool loss and LAE ratios less than 69.25%, but more than 59.99%.

Effective January 1, 2002, employees of the Meridian Insurance Group, Inc., a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net plan benefit liabilities were transferred from MIGI to the Company.

Income before federal income taxes decreased $18.8 million to a loss of $6.8 million for the three months ended June 30, 2002 and decreased $20.7 million to income of $10.5 million for the six months ended June 30, 2002, respectively, from the same 2001 periods. Contributing to these decreases was an increase in the level of catastrophe storm losses within the standard segment as compared to the same period in 2001.

Consolidated earned premiums during the quarter ended June 30, 2002, increased $116.0 million or 110.2% to $221.3 million from the same 2001 period. Consolidated earned premiums for the six months ended June 30, 2002, increased $227.3 million or 109.9% to $434.2 million from the same 2001 period.
This increase was principally the result of the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001, and a change in the Pooled Subsidiaries' aggregate pooling participation percentage from 53% to 80%, effective October 1, 2001. These actions increased consolidated earned premiums 88.1% and 90.4% for the three months and six months ended June 30, 2002, respectively, from the same 2001 time period.

The internal growth of the Company's State Auto standard segment's earned premiums increased consolidated earned premiums 17.1% and 16.1% for the three months and six months ended June 30, 2002, respectively, from the 2001 periods. While this segment continued to experience an increase in production levels in its commercial lines of business, beginning in late 2001, this segment began experiencing increased sales in its personal lines of business, largely due to changes in the market place and to the expansion of the new personal lines sales specialist position. Production levels within the Company's State Auto nonstandard segment, due to a combination of rate changes as well as increased policy counts, continued to increase. This segment's earned premiums increased consolidated earned premiums 7.2% and 6.2% for the three months and six months ended June 30, 2002, respectively, from the 2001 periods.

The internal growth of the Meridian standard and nonstandard segments decreased consolidated earned premiums 0.6% and 1.6%, and 1.6% and 1.2% for the three months and six months ended June 30, 2002, respectively, from the 2001 periods. These decreases are not unexpected, given the corrective actions taken in both these segments that include appropriate rate increases in almost every line of business. Additionally, as more fully described in the Company's December 31, 2001 Form 10-K and March 31, 2002 Form 10-Q, one of the more significant actions taken within the Meridian standard segment, was the discontinuance of the Group Advantage(R) Program. At the end of 2001, there were approximately 800 such policies in force. At June 30, 2002, there were approximately 24 such policies in force. Regarding the Meridian nonstandard segment, there is currently an integration plan in place to write all new nonstandard auto business produced by the former Meridian agents through the State Auto nonstandard segment, specifically through National on the National system platform. Most notably, the National system utilizes credit scoring and "point-of-sale" underwriting tools. The order of integration has been prioritized such that the states with most need for profit improvement are migrating to National first.

Net investment income increased $4.4 million or 42.2% to $14.8 million and $8.7 million or 42.0% to $29.4 million for the three month and six month periods ending June 30, 2002, respectively, from the same 2001 periods. Investable assets, at cost, at June 30, 2002 were $1,203.1 million versus $765.2 million at June 30, 2001. Investable assets increased primarily due to the transfer of cash and fixed maturity securities from Mutual totaling $354.6 million to the Pooled Subsidiaries in conjunction with the Pooled Subsidiaries assuming 53% of the former Meridian Mutual business on July 1, 2001 and the change in the Pooled Subsidiaries aggregate pooling participation, effective October 1, 2001, from 53% to 80%. Reflecting a decline in the interest rate environment, the investment yield, based on fixed and equity securities at cost, decreased from 5.5% to 5.0% for both the three month and six month periods ending June 30, 2002, respectively, from the same 2001 periods.

Management services income decreased $4.4 million to $0.6 million and $8.7 million to $1.2 million for the three month and six month periods ending June 30, 2002, respectively, from the same 2001 periods. This decrease, as discussed above, is largely the result of the resolution of the disagreement between the Company and ODI regarding the service fee paid by Mutual to State Auto P&C. The service fee under the 2000 Mutual Management Agreement paid by Mutual for the three month and six month periods ending June 30, 2001 was approximately $4.2 million and $8.4 million, respectively.

Losses and loss expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), increased to 79.7% for the three months ended June 30, 2002 from 73.8% for the same 2001 period and for the six months ended June 30, 2002, increased to 74.6% from 69.4% for the same 2001 period. During the second quarter of 2002, the Pooled Companies produced a statutory loss and LAE ratio under the Stop Loss (described above) that exceeded the 80.0% threshold, thereby recovering the full layer of $6.4 million from Mutual, while in the first quarter of 2002, the Pooled Companies statutory loss and LAE ratio was less than 69.25%, but more than 59.99%, thereby ceding to Mutual, under the Stop Loss $425,000 in earned premiums. The cession activity through the Stop Loss had an effect of lowering the current three and six month GAAP loss and LAE ratios by
2.9 points and 1.4 points, respectively. Absent the impact of the Stop Loss cession, the increase in the current three-month and six-month period GAAP loss and LAE ratios was largely the result of the Company experiencing several large storm losses during the current quarter. The largest storm event impacting the current quarter was an F5 tornado that went through the community of LaPlata, Maryland. This same catastrophic event, which occurred April 27 through May 1, 2002, caused losses in an additional 12 of the Company's operating states. This storm alone totaled $25.5 million and now ranks as the most costly catastrophic event in State Auto history. Another storm that occurred at the end of the first quarter of 2002 negatively impacted current quarter results by approximately $3.0 million. Total storm activity in the second quarter of 2002, was approximately $29.8 million or 13.5 and 6.9 GAAP loss and LAE ratio points for the three month and six month periods ending June 30, 2002, respectively. The GAAP loss and LAE ratios also increased due to adverse development on the workers compensation line of business as well as the Meridian standard segment's loss results continuing to be greater than that of State Auto's.

For discussion purposes, the following table provides comparative statutory loss and loss adjustment expense ratios (the "Statutory Loss and LAE ratio") for the Company's insurance operating segments for the three and six months ended June 30, 2002 and 2001, respectively:

                                                            Three months ended               Six months ended
                                                                  June 30                        June 30
                                                                  -------                        -------
   Statutory Loss and LAE Ratio
                                                           2002            2001            2002            2001
                                                           ----            ----            ----            ----
   Segments:
      State Auto standard insurance                            76.1             73.9            71.1           69.3
      State Auto nonstandard insurance                         78.9             76.4            79.9           73.9
      Meridian standard insurance                              96.6                -            86.9              -
      Meridian nonstandard insurance                           72.9                -            80.3              -
                                                       -------------   --------------  --------------   ------------
   Total Statutory Loss and LAE Ratio                          79.9             74.1            74.7           69.6
                                                       =============   ==============  ==============   ============

The State Auto standard segment reflected an increase of 2.2 and 1.8 points in its Statutory Loss and LAE ratio for the three month and six month periods ending June 30, 2002. The stop loss cession had an effect of lowering this segment's current three month and six month Statutory Loss and LAE ratio by 3.1 and 1.5 points, respectively. Catastrophe losses represent 13.0 points and 8.0 points of this segment's loss results for three month and six month periods ended June 30, 2002, respectively, compared to 12.5 points and 7.0 points for the same periods ended June 30, 2001. Also contributing to the current periods increase were adverse loss results on workers' compensation, which currently represents approximately 3.3% of this segment's business. Workers' compensation continues to be one of the most volatile lines that the Company provides and for this reason the Company has always maintained a conservative posture on pricing. The Company is in the process of taking substantial and necessary rate increases across this entire line of business, along with the Meridian standard segment. This segment's largest line of business, automobile, also adversely impacted the Company's quarterly losses. While the loss experience of the commercial auto segment has improved over the last several years, it remains unprofitable on a year to date basis. The Company is currently studying this segment for proper risk classification in some states and pricing adequacy company wide. Management continues to recognize the significance of personal auto insurance to the profitability of the Company and is vigilant in its efforts to preserve this by regularly performing underwriting audits, monitoring rate adequacy, and endeavoring to fully utilize all available underwriting tools.

The State Auto nonstandard segment reflected an increase of 2.5 points and 6.0 points in its Statutory Loss and LAE ratio for the three month and six month periods ending June 30, 2002, respectively. Approximately 2.2 points and 1.2 points of these increases for the three month and six month periods, respectively, is due to the impact of the current period storm losses, as discussed above. Given the nature of the risks written through this segment, this segment tends to be more volatile on a quarterly basis than those risks written through the standard segment. Contributing to the year to date increase, were several unusually large losses experienced by this segment in the first quarter of 2002 as compared to the same time period in 2001.

The stop loss cession had an effect of lowering the Meridian standard and nonstandard segment's Statutory Loss and LAE ratio for the current three month period by 3.1 points each, and for the six month period 1.4 points and 1.3 points, respectively. Impacting the Statutory Loss and LAE ratios within the Meridian standard segment were approximately 20.6 points and 14.0 points for the three month and six month periods ending June 30, 2002, respectively, relating to the current year storm losses. Absent these storm losses, this segment continues to produce worse results than the State Auto book, however it has reflected an improvement for the current three month period, compared to the same 2001 period. The Meridian nonstandard segment reflected current period improvements from the same three-month and six month 2001 periods. Largely contributing to these improvements have been the substantial rate increases the Company began rolling out in late 2001 as well a decline in this segment's policy count from the same time period. Despite these improvements, the Company continues to seek adequate cost-based rates on the entire Meridian book and is still in the process of re-underwriting much of it to be certain risks written fall within State Auto guidelines.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), decreased to 28.9% from 29.7% and to 29.1% from 29.9% for the three months and six months ended June 30, 2002, respectively, from the same 2001 time periods. The decrease in the expense ratio in the current three months and six months ended June 30, 2002 is primarily due to fixed costs, such as salaries, depreciation and utilities, comprising a lesser portion of earned premiums in 2002 than 2001 as a result of the Company's growth in premium writings that began in the first quarter of 2001.

Interest expense relates to the line of credit agreement the Company entered into with Mutual during 1999 to assist in the funding of its stock repurchase program. Based on terms of the agreement, the interest rate adjusts annually. In 2002 the interest rate is 4.75% compared to 5.0% in 2001.

During the three-month and six-month periods ending June 30, 2002, the Company experienced an underwriting loss on its insurance operations, as described above. This underwriting loss, coupled with net investment income being largely comprised of tax-exempt income, produced an effective tax expense (benefit) rate of (79.5%) and (11.7%) for the three month and six month periods ending June 30, 2002, respectively, compared to 21.6% and 23.2% for the same 2001 periods, respectively.

Liquidity and Capital Resources
-------------------------------

Through the six months ended June 30, 2002, net cash provided by operating activities increased to $56.4 million from $22.5 million in 2001. The increase in cash flow from operations in 2002 is largely attributable to an increase in the Company's pool participation percentage, as described above, as well as an increase in net investment income over the same 2001 time period. Net cash used in investing activities increased to $46.2 million from $23.8 million in 2001. This increase is due to the Company investing unallocated cash generated by operations to long-term investments. Net cash used in investing activities changed to $1.7 million cash used from $0.6 million cash provided in 2001. This change was primarily due to cash used to acquire treasury shares under the Company's stock repurchase plan. On March 1, 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to and through December 31, 2003. Through June 30, 2002, 149,400 shares were repurchased under this plan at an average price per share of $16.22 for a total $2,423,420.

At June 30, 2002, funds consisting of cash and cash equivalents were $38.4 million versus $20.6 million at June 30, 2001.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board issued statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Effective January 1, 2002, the Company implemented the new rules in accordance with the statements. As part of the implementation, the Company performed the requisite transitional impairment tests for goodwill. The adoption of the statements did not materially impact the Company's financial position or results of operations.

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

         o The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies' underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance and laws regulating underwriting "tools." These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

         o The property and casualty insurance industry is highly competitive. While prices have generally increased in most lines, price competition continues. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1 of the Company's December 31, 2001 Form 10-K.

         o The Company is subject to numerous other factors which affect its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees.


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


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on Thursday, May 23, 2002. The total shares represented at the meeting were 35,723,332. This constituted 91.64% of the Company's 38,980,255 shares outstanding. At the meeting, the shareholders voted on one resolution; the election of William J. Lhota and David J. D'Antoni as Class II Directors, each to hold office until the 2005 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

                                             NUMBER OF VOTES
                                             ---------------
                                      FOR                     WITHHELD
                                      ---                     --------

William J. Lhota                 35,673,817.943              49,514.984
David J. D'Antoni                35,672,417.943              50,514.984

         On the basis of this vote, William J. Lhota and David J. D'Antoni were elected as Class II Directors to serve until the 2005 annual meeting and until a successor is elected and qualified.

Item 5.  Other Information - None

                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

              Exhibit No.                     Description of Exhibits
              -----------                     -----------------------

                10(LL) Amendment No. 3 to Management and Operations Agreement effective January 1, 2002

                 99.1 CEO certification required by Section 906 of Sarbanes- Oxley Act of 2002

                 99.2 CFO certification required by Section 906 of Sarbanes- Oxley Act of 2002

         b.       Reports on Form 8-K:  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           STATE AUTO FINANCIAL CORPORATION


Date:  AUGUST 14, 2002                     /s/ Steven J. Johnston
       ---------------                     -------------------------------------
                                           Steven J. Johnston
                                           Treasurer and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)