Form 10-Q
period 2002-09-30
STATE AUTO FINANCIAL CORP
filed 2002-11-15
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended              September 30, 2002
                               ------------------------------------------------

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from                        to
                              ------------------------   ----------------------

                        State Auto Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                                 31-1324304
------------------------------                              -------------------
      (State or other                                        (I.R.S. Employer
jurisdiction of incorporation)                              Identification No.)

518 East Broad Street, Columbus, Ohio                   43215-3976
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

                                               (X) Yes   ( ) No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                      38,971,714
--------------------------------             ---------------------------
           (CLASS)                            (OUTSTANDING ON 11/08/02)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.       Financial Statements (Unaudited)

                 Condensed consolidated balance sheets - September 30, 2002 and
                      December 31, 2001

                 Condensed consolidated statements of income - Three months ended September 30, 2002 and 2001

                 Condensed consolidated statements of income - Nine months ended
                      September 30, 2002 and 2001

                 Condensed consolidated statements of cash flows - Nine months ended September 30, 2002 and 2001

                 Notes to condensed consolidated financial statements -
                      September 30, 2002

   Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

   Item 3.       Quantitative and Qualitative Disclosure of Market Risk

   Item 4.       Controls and Procedures

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

   Item 5.       Other Information

   Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                                     September 30      December 31
ASSETS                                                                                  2002               2001
                                                                                      ----------        ----------
                                                                                     (unaudited)       (see note 1)
Fixed maturities:
   Held for investment, at amortized cost
        (fair value $21,702 and $28,672 respectively)                                    $20,310           $27,406
   Available for sale, at fair value
        (amortized cost $1,113,261 and $1,042,539, respectively)                       1,195,111         1,051,405
Equity securities, at fair value (cost $60,095 and $50,361, respectively)                 54,102            59,845
Other invested assets                                                                      1,549                 -
                                                                                      ----------        ----------
          Total investments                                                            1,271,072         1,138,656
Cash and cash equivalents                                                                 39,837            30,016
Deferred policy acquisition costs                                                         77,991            67,087
Accrued investment income and other assets                                                48,276            38,908
Due from affiliate                                                                        38,839                 -
Net prepaid pension expense                                                               46,156            43,344
Reinsurance recoverable on losses and loss expenses payable                               11,022            13,919
Prepaid reinsurance premiums                                                               7,539             4,955
Federal income taxes:
      Current                                                                              4,511             1,549
      Deferred                                                                                 -            13,800
Property and equipment                                                                    12,852            13,250
Goodwill                                                                                   2,012             2,012
                                                                                      ----------        ----------
          Total assets                                                                $1,560,107        $1,367,496
                                                                                      ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable                                                        $589,776          $523,860
Unearned premiums                                                                        380,513           329,495
Notes payable to affiliates                                                               60,500            45,500
Postretirement benefit liabilities                                                        65,269            57,237
Other liabilities                                                                         11,508             5,059
Deferred federal income taxes                                                                443                 -
Due to affiliates                                                                              -             6,152
                                                                                      ----------        ----------
          Total liabilities                                                            1,108,009           967,303
                                                                                      ----------        ----------
Commitments and contingencies                                                                  -                 -

Stockholders' equity:
      Class A Preferred stock (nonvoting), without par value.  Authorized 2,500,000
         shares; none issued                                                                   -                 -
      Class B Preferred stock, without par value.  Authorized 2,500,000 shares;
         none issued                                                                           -                 -
Common stock, without par value. Authorized 100,000,000 shares;
   43,389,838 and 43,045,320 shares issued, respectively, at stated
  value of $2.50 per share                                                               108,475           107,613
Less 4,421,974 and 4,108,230 treasury shares, respectively, at cost                      (52,646)          (47,613)
Additional paid-in capital                                                                49,444            47,106
Accumulated comprehensive income                                                          49,374            12,030
Retained earnings                                                                        297,451           281,057
                                                                                      ----------        ----------
         Total Stockholders' equity                                                      452,098           400,193
                                                                                      ----------        ----------
          Total liabilities and stockholders' equity                                  $1,560,107        $1,367,496
                                                                                      ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended September 30, 2002 and 2001
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                      2002               2001
                                                                     -------            -------
Earned premiums                                                     $230,059           $138,663
Net investment income                                                 14,766             11,623
Management services income from affiliates                               693              4,991
Net realized gain on investments                                         700                604
Other income (includes $233 and $366,
  respectively, from affiliates)                                         744                790
                                                                     -------            -------
          Total revenues                                             246,962            156,671
                                                                     -------            -------

Losses and loss expenses                                             170,009            105,684
Acquisition and operating expenses                                    68,816             40,203
Interest expense to affiliate                                            541                569
Other expense, net                                                     2,468              2,186
                                                                     -------            -------
          Total expenses                                             241,834            148,642
                                                                     -------            -------
          Income before federal income taxes                           5,128              8,029

Federal income tax expense (benefit)                                    (757)               753
                                                                     -------            -------
          Net income                                                  $5,885             $7,276
                                                                     =======            =======
Earnings per share:
     - basic                                                           $0.15              $0.19
                                                                     =======            =======
     - diluted                                                         $0.15              $0.18
                                                                     =======            =======
Dividends paid per common share                                       $0.035             $0.033
                                                                     =======            =======

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Nine Months Ended September 30, 2002 and 2001
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                       2002              2001
                                                                     -------            -------
Earned premiums                                                     $664,238           $345,540
Net investment income                                                 44,214             32,359
Management services income from affiliate                              1,866             14,875
Net realized gains on investments                                        854              2,421
Other income (includes $493 and $1,273,
  respectively, from affiliates)                                       1,972              2,510
                                                                     -------            -------
          Total revenues                                             713,144            397,705
                                                                     -------            -------
Losses and loss expenses                                             493,749            249,173
Acquisition and operating expenses                                   195,209            102,090
Interest expense to affiliate                                          1,621              1,706
Other expense, net                                                     6,887              5,481
                                                                     -------            -------
          Total expenses                                             697,466            358,450
                                                                     -------            -------
          Income before federal income taxes                          15,678             39,255

Federal income tax expense (benefit)                                  (1,986)             8,006
                                                                     -------            -------
          Net income                                                 $17,664            $31,249
                                                                     =======            =======
Net earnings per share:
     - basic                                                           $0.45              $0.80
                                                                     =======            =======
     - diluted                                                         $0.44              $0.78
                                                                     =======            =======
Dividends paid per common share                                       $0.100             $0.093
                                                                     =======            =======

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                           2002                2001
                                                                                          -------             -------
Cash flows from operating activities:
   Net income                                                                             $17,664             $31,249

   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization, net                                                    4,075               1,985
      Net realized gains on investments                                                      (854)             (2,421)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                                 (10,904)             (4,361)
        Accrued investment income and other assets                                         (9,554)             (9,705)
        Net prepaid pension expense                                                        (1,603)             (3,750)
        Postretirement health care benefits                                                 3,192                 992
        Other liabilities and due to/from affiliate, net                                  (23,542)              1,038
        Reinsurance receivable and prepaid reinsurance premiums                               313              (1,434)
        Losses and loss expenses payable                                                   65,916               9,120
        Unearned premiums                                                                  51,018              22,292
        Federal income taxes                                                               (8,031)             (1,694)
                                                                                          -------             -------
                                                                                           87,690              43,311
Transfer of MIGI employee related net liabilities, effective 1/1/02                         3,631                   -
Cash provided from adding the former Meridian Mutual Insurance Company
    business to the reinsurance pool, effective 7/1/01                                          -               6,380
                                                                                          -------             -------
          Net cash provided by operating activities                                        91,321              49,691
                                                                                          -------             -------
Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                                     (356,525)           (184,414)
   Purchase of equity securities                                                          (22,130)            (15,709)
   Purchase of other invested assets                                                       (1,549)                  -
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                                     7,017               9,970
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                                   27,715              32,854
   Sale of fixed maturities - available for sale                                          258,241             102,526
   Sale of equity securities                                                                9,778               8,138
   Net additions of property and equipment                                                      -                (677)
                                                                                          -------             -------
          Net cash used in investing activities                                           (77,453)            (47,312)
                                                                                          -------             -------
Cash flows from financing activities:
   Net proceeds from the sale of common stock                                               1,922               1,527
   Payment of dividends                                                                    (1,270)             (1,155)
   Payments to acquire treasury shares                                                     (4,699)                  -
                                                                                          -------             -------
          Net cash provided by (used in) financing activities                              (4,047)                372
                                                                                          -------             -------
          Net increase in cash and cash equivalents                                         9,821               2,751

Cash and cash equivalents at beginning of period                                           30,016              21,305
                                                                                          -------             -------
Cash and cash equivalents at end of period                                                $39,837             $24,056
                                                                                          =======             =======
Supplemental disclosures:
   Federal income taxes paid                                                               $6,000              $9,700
                                                                                          =======             =======
   Interest paid to affiliate                                                              $1,621              $1,706
                                                                                          =======             =======
   Fixed maturities - available for sale, provided from adding the former
      Meridian Mutual Ins. Co., business to the reinsurance pool 7/1/01                         -            $109,699
                                                                                          =======             =======

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001. Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the foregoing Form 10K.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (Statements). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Effective January 1, 2002, the Company implemented the new rules in accordance with the Statements. As part of the implementation, the Company performed the requisite transitional impairment tests for goodwill. The adoption of the Statements did not materially impact the Company's financial position or results of operations.

Effective January 1, 2002, employees of the Meridian Insurance Group, Inc.
(MIGI), a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net plan benefit liabilities were transferred from MIGI to the Company.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                     Three months ended              Nine months ended
                                                        September 30                    September 30
                                                         ------------                   ------------
                                                      2002           2001            2002           2001
                                                     -------        -------         -------        -------
Net income                                           $ 5,885        $ 7,276         $17,664        $31,249
Unrealized holding gains (losses), net of tax         25,225         (2,383)         37,344          1,686
                                                     -------        -------         -------        -------
Comprehensive income                                 $31,110        $ 4,893         $55,008        $32,935
                                                     =======        =======         =======        =======

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 2002 and December 31, 2001 include only unrealized holding gains (losses), net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                Three months ended           Nine months ended
                                                   September 30                 September 30
                                                   ------------                 ------------
                                               2002           2001           2002           2001
                                              -------        -------        -------        -------
Numerator:
    Net income for basic and diluted
        Earnings per share                    $ 5,885        $ 7,276        $17,664        $31,249
                                              -------        -------        -------        -------
Denominator:
    Weighted average shares for
        Basic earnings per share               38,993         38,460         38,989         38,737

    Effect of dilutive stock options              729            878            787            927

    Adjusted weighted average shares
        For diluted earnings per share         39,722         39,725         39,776         39,664
                                              -------        -------        -------        -------
Basic earnings per share                      $  0.15        $  0.19        $  0.45        $  0.80
                                              -------        -------        -------        -------
Diluted earnings per share                    $  0.15        $  0.18        $  0.44        $  0.78
                                              -------        -------        -------        -------

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                          Three months ended               Nine months ended
                              September 30                   September 30
                              ------------                   ------------
                           2002           2001           2002           2001
                         -------        -------        -------        -------
Number of options        911,175        536,400        911,175        536,400
                         =======        =======        =======        =======

4.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                 Three months ended              Nine months ended
                                                    September 30                   September 30
                                                    ------------                   ------------
                                                2002            2001            2002            2001
                                               --------        --------        --------        --------
Premiums earned:
        Other insurers and reinsurers          $  5,755        $  3,730        $ 15,513        $  9,814
        Ceded under Pooling Arrangement         126,787         107,821         362,626         314,539

Losses and loss expenses incurred:
        Other insurers and reinsurers          $  2,730        $  1,216        $  7,037        $  3,750
        Ceded under Pooling Arrangement          80,341          73,458         264,519         225,275

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

4.  REINSURANCE - CONTINUED

Under the Stop Loss, for the three months ended September 30, 2002, the Pooled Subsidiaries ceded to Mutual $2.4 million in losses and for the nine months ended September 30, 2002, $8.8 million in losses and $0.4 million in premiums earned.

5.  SEGMENT INFORMATION

Effective October 1, 2001, the management agreement between State Auto P&C and certain affiliate companies, including Mutual, was amended to eliminate the management and operations service fee charged by State Auto P&C. As a result of the loss of the management and operations services income under this management agreement, substantially all of State Auto P&C's services income has been eliminated. Consequently, beginning with the first quarter 2002, the management and operations services segment will be included in the "all other" category for segment reporting as the result of this segment no longer meeting the quantitative thresholds for separate presentation as a reporting segment. The segment disclosures for the three months and nine months ended September 30, 2001 have been restated to reflect this change.

                                                   Three months ended                Nine months ended
                                                      September 30                      September 30
                                                      ------------                      ------------
                                                 2002              2001              2002              2001
                                              ---------         ---------         ---------         ---------
Revenues from external customers:
   State Auto standard insurance              $ 184,851         $ 108,463         $ 529,247         $ 319,116
   State Auto nonstandard insurance              18,167             9,856            47,797            26,540
   Meridian standard insurance                   39,915            28,917           123,402            28,917
   Meridian nonstandard insurance                 1,838             2,891             7,753             2,891
   Investment management services                   581               947             1,896             2,662
   All other                                        902             4,975             2,178            15,121
                                              ---------         ---------         ---------         ---------
Total revenues from external customers          246,254           156,049           712,273           395,247
                                              =========         =========         =========         =========
Intersegment revenues:
   Standard insurance                         $      37         $      23         $      83         $     104
   Investment management services                 1,278               923             3,675             2,497
   All other                                        528             1,637             1,664             4,877
                                              ---------         ---------         ---------         ---------
Total intersegment revenues                       1,843             2,583             5,422             7,478
                                              =========         =========         =========         =========
Segment profit (loss):
   State Auto standard insurance              $   9,244         $   8,969         $  23,409         $  25,565
   State Auto nonstandard insurance                (411)              215             1,288               989
   Meridian standard insurance                   (5,866)           (5,912)          (14,429)           (5,912)
   Meridian nonstandard insurance                  (189)           (2,016)              287            (2,016)
   Investment management services                 1,712             1,536             4,967             4,324
   All other                                        576             5,485             1,292            16,104
                                              ---------         ---------         ---------         ---------
Total segment profit                              5,066             8,276            16,814            39,054

Reconciling items:
   Corporate expenses                              (638)             (851)           (1,990)           (2,220)
   Net realized gains                               700               604               854             2,421
                                              ---------         ---------         ---------         ---------
Total consolidated income before
federal income taxes                          $   5,128         $   8,029         $  15,678         $  39,255
                                              =========         =========         =========         =========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

5.  SEGMENT INFORMATION - CONTINUED

                                                 September 30
                                                 ------------
                                            2002              2001
                                         ----------        ----------
Segment assets:
   Standard insurance                     1,415,812           997,021
   Nonstandard insurance                     96,756            60,438
   Investment management services             7,168            10,632
   All other                                 16,636            17,803
                                         ----------        ----------
Total segment assets                     $1,536,372        $1,085,894
                                         ==========        ==========

6.  TRANSACTIONS WITH AFFILIATES

Effective September 30, 2002 Milbank (a STFC subsidiary) entered into a $15.0 million surplus contribution note with Meridian Security Insurance Company, a subsidiary of MIGI (a State Auto Mutual subsidiary). This note is to be funded with cash during the fourth quarter of 2002. Subject to the condition described below and the other terms of the note, the maturity date is September 30, 2012. The interest rate is equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (total 4.59%) and is adjustable October 1, 2007 to the then current U.S. Treasury ten-year note yield plus 100 basis points for the remaining term of the note. Interest is accrued, but all payments of principal or interest may be made only with the prior written approval of the South Dakota Director of Insurance. Interest is scheduled to be paid semiannually in arrears starting March 30, 2003.

7.  RECLASSIFICATIONS

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

     - On October 24, 2001, the boards of directors of the Company and Mutual and special independent committees thereof approved a resolution of the disagreement between the Company and the Ohio Department of Insurance ("ODI") regarding the service fee paid by Mutual to State Auto P&C under the Mutual Management Agreement. The disagreement with ODI was resolved and ODI expressly did not take issue with Mutual's payment of the service fee for the first three quarters of 2001, nor with Mutual's accounting for the service fee in each of those quarters. The ODI also approved regulatory filings, effective October 1, 2001, which implemented a revised Mutual Management Agreement, changed the Pooled Subsidiaries' aggregate pooling participation percentage and implemented an inter-company stop loss reinsurance arrangement. The following describes these changes, effective October 1, 2001:

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

          - The Pooling Arrangement was amended such that the Pooled Subsidiaries' aggregate participation was increased from 53% to 80%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on October 1, 2001.

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

Income before federal income taxes decreased $2.9 million to $5.1 million and $23.5 million to $15.7 million for the three months and nine months ended September 30, 2002, respectively, from the same 2001 periods. Contributing to the quarterly and year to date decreases were the loss results of the former Meridian Mutual business as well as an increase in the level of catastrophe losses within the standard segment during 2002 as compared to the same periods in 2001. Each of the events described above affects the period to period comparison set forth in this paragraph.

Consolidated earned premiums during the quarter ended September 30, 2002, increased $91.4 million or 65.9% to $230.1 million from the same 2001 period and for the nine months ended September 30, 2002, increased $318.7 million or 92.3% to $664.2 million from the same 2001 period. The three month increase was largely the result of a change in the Pooled Subsidiaries aggregate pooling participation from 53% to 80%, effective October 1, 2001. The nine month increase was also impacted by the October 1, 2001 pooling participation change as well as the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001. These actions increased consolidated earned premiums 47.3% and 73.1% for the three months and nine months ended September 30, 2002, respectively, from the same 2001 periods.

The internal growth of the Company's State Auto standard segment's earned premiums increased consolidated earned premiums 17.4% and 16.8% for the three months and nine months ended September 30, 2002, respectively, from the same 2001 periods. This segment continued to experience an increase in production levels in its commercial lines of business due to a combination of rate changes as well as increased policy counts. The increased sales in its personal lines business, which began in late 2001 have continued. This reflects changes in the marketplace, which permitted rate increases, as well as the expansion of the new personal lines sales specialist position, which has contributed to increased policy counts. Production levels within the Company's State Auto nonstandard segment continued to increase, due to a combination of rate changes as well as increased policy counts. This segment's earned premiums increased consolidated earned premiums 5.9% and 6.1% for the three months and nine months ended September 30, 2002, respectively, from the same 2001 periods.

The internal growth of the Meridian standard and nonstandard segments decreased consolidated earned premiums 2.9% and 2.2%, and 1.8% and 1.5% for the three months and nine months ended September 30, 2002, respectively, from the same 2001 periods. These decreases are not unexpected, given the corrective actions taken by management in both these segments, which actions include appropriate and necessary rate increases in almost every line of business. Additionally, as more fully described in the Company's December 31, 2001 Form 10-K and March 31, 2002 Form 10-Q, one of the more significant actions taken within the Meridian standard segment, was the discontinuance of the Group Advantage(R) Program. At the end of 2001, there were approximately 800 such policies in force. At September 30, 2002, there were approximately 6 such policies in force. Regarding the Meridian nonstandard segment, in addition to taking significant corrective rate action, beginning in late 2001, the company implemented an integration plan to write all new nonstandard auto business produced by the former Meridian agents through the State Auto nonstandard segment, specifically through National on the National system platform utilizing a more appropriate rating structure as well as credit scoring and "point-of-sale" underwriting tools. The order of integration had been prioritized such that the states with the most need for profit improvement migrated to National first. For all Meridian nonstandard auto states, all new business is now being written through the State Auto nonstandard segment. The business that remains within the Meridian nonstandard segment is expected to decrease given this segment's historical low retention rate as well as the Company continuing to take appropriate rate increases.

Net investment income increased $3.1 million or 27.0% to $14.8 million and $11.9 million or 36.7% to $44.2 million for the three month and nine month periods ended September 30, 2002, respectively, from the same 2001 periods. Invested assets, at cost, at September 30, 2002 were $1,232.7 million versus $877.6 million at September 30, 2001. Invested assets increased primarily due to the transfer of cash and fixed maturity securities from Mutual totaling $354.6 million to the Pooled Subsidiaries in conjunction with the Pooled Subsidiaries assuming 53% of the former Meridian Mutual business on July 1, 2001 and the change in the Pooled Subsidiaries aggregate pooling participation, effective October 1, 2001, from 53% to 80%. Reflecting a decline in the interest rate environment, the investment yield, based on fixed and equity securities at cost, decreased from 5.3% to 4.9% and from 5.4% to 5.0% for the three month and nine month periods ended September 30, 2002, respectively, from the same 2001 periods.

Net realized gain on investments was $0.7 million and $0.6 million, and $0.9 million and $2.4 million for the three month and nine month periods ended September 30, 2002, respectively, from the same 2001 periods. Included in the net gain on investments was $1.1 million realized loss recognized due to other than temporary impairment of three equity securities for both the three month and nine month periods ended September 30, 2002. The Company continually monitors its investments that have fair value less than carrying amount for signs of other than temporary impairment. Factors such as amount, timing, length of decline in fair value, events impacting the issuer, among others, are considered when determining its investment impairment.

Management services income decreased $4.3 million to $0.7 million and $13.0 million to $1.9 million for the three month and nine month periods ending September 30, 2002, respectively, from the same 2001 periods. This decrease, as discussed above, is largely the result of the resolution of the disagreement between the Company and ODI regarding the service fee paid by Mutual to State Auto P&C. The service fee under the 2000 Mutual Management Agreement paid by Mutual for the three month and nine month periods ended September 30, 2001 was approximately $4.2 million and $12.6 million, respectively.

Consolidated losses and loss expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), was 73.9% for the three months ended September 30, 2002 and 76.2% for the same 2001 period and for the nine months ended September 30, 2001, was 74.3% and 72.1% for the same 2001 period. During the three months ended September 30, 2002 and the three months ended June 30, 2002, the Pooled Companies produced a Pool loss and LAE ratio under the Stop Loss (described above) that exceeded the 70.75% threshold, thereby recovering $2.4 million and $6.4 million, respectively, (total of $8.8 million for the nine months ended September 30, 2002) from Mutual, while in the first quarter of 2002, the Pooled Companies Pool loss and LAE ratio was less than 69.25%, but more than 59.99%, thereby ceding to Mutual, under the Stop Loss $0.4 million in earned premiums. The cession activity through the Stop Loss had the effect of lowering the current three and nine-month GAAP loss and LAE ratios by 1.0 point and 1.3 points, respectively.

The decrease in the current three month period consolidated GAAP loss and LAE ratio was largely the result of management's efforts over the last year to improve the performance of the Meridian book of business. It should also be noted that the third quarter of 2001, with which the current quarter is compared, was adversely impacted by the loss results of the former Meridian Mutual business assumed by the Pooled Subsidiaries, which included case reserve strengthening on claims occurring in accident periods prior to the third quarter 2001. This case reserve strengthening contributed approximately 4.1 points to the GAAP loss and LAE ratio for the third quarter of 2001. The third quarter 2002 GAAP loss and LAE ratio also reflects deterioration in the GAAP loss and LAE ratio of the State Auto book of business. This is at least partly attributable to the increase in new unit sales which helped drive the significant premium growth this book of business has experienced over the last twelve months, specifically on its commercial lines business.

The increase in the current nine month period consolidated GAAP loss and LAE ratio was impacted by several factors. As noted above, during 2001 the former Meridian Mutual business was added to the Pooling Arrangement effective July 1, 2001, which impacted the loss results of the Company for only three months out of the nine month 2001 period, whereas in 2002, the former Meridian Mutual business is included in the entire year to date results. While the Meridian standard business has improved, as reflected below, this business continues to produce loss results worse than that of the State Auto book of business, thereby adversely impacting the overall Company GAAP loss and LAE ratio. Additionally, during 2002, catastrophe storm losses exceeded 2001 levels, increasing the GAAP loss and LAE ratio by approximately 1.6 points.

For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the three and nine month periods ended September 30, 2002 and 2001, respectively:

                                            Three months ended          Nine months ended
                                               September 30                September 30
                                               ------------                ------------
GAAP Loss and LAE Ratio                     2002          2001          2002          2001
                                           ------        ------        ------        ------
Segments:
   State Auto standard insurance             69.2          67.4          70.4          68.4
   State Auto nonstandard insurance          88.6          77.3          82.2          75.3
   Meridian standard insurance               88.8         102.5          87.5         102.5
   Meridian nonstandard insurance            74.9         127.7          79.0         127.7
                                           ------        ------        ------        ------
Total GAAP Loss and LAE Ratio                73.9          76.2          74.3          72.1
                                           ======        ======        ======        ======

The State Auto standard segment GAAP loss and LAE ratios for the current three month and nine month periods increased from the same 2001 periods. Catastrophe losses represent 3.4 points and 6.4 points of this segment's loss results for the three month and nine month periods ended September 30, 2002, respectively, compared to 2.9 points and 5.6 points for the same periods ended September 30, 2001. Also contributing to the current periods' increases were adverse loss results on workers' compensation, commercial multi peril and other liability lines of business, which collectively represents approximately 18% of this segment's business. Workers' compensation continues to be one of the most volatile lines that the Company provides and for this reason the Company has always maintained a conservative posture on pricing. The Company is in the process of taking substantial and necessary increases in rate per exposure across this entire line of business, including the Meridian standard segment.

The State Auto nonstandard segment GAAP loss and LAE ratios for the current three month and nine month periods increased from the same 2001 periods. This segment has been experiencing more volatility in its quarterly loss ratio, especially in those states where it has been experiencing substantial top line growth within the last year due to policy count increases. Management has been monitoring the premium rate adequacy in these growth states, as well as risks written in the growing agencies, and is reacting accordingly by increasing rates and working with those agencies regarding risk selection. Contributing to the year to date increase were several unusually large losses experienced by this segment in the first quarter of 2002 as compared to the same time period in 2001.

The Meridian standard segment's GAAP loss and LAE ratios for the current three month and nine month periods decreased from the three month period ended September 30, 2001. Catastrophe losses represent 5.9 points and 9.7 points of this segment's loss results for the three month and nine month periods ended September 30, 2002, respectively, compared to 3.6 points for the three month period ended September 30, 2001. As previously noted, both Meridian segments were impacted in 2001 by case reserve strengthening that occurred during the third quarter of 2001, totaling approximately $5.7 million. Despite the significant improvements, the Meridian standard segment continues to produce worse results than the State Auto standard segment. The Meridian non-standard segment's GAAP loss and LAE ratio for the current three month and nine month periods decreased from the three month period ended September 30, 2001. Largely contributing to these improvements have been the substantial rate increases the Company began rolling out in late 2001. Despite these improvements, the Company continues to seek adequate cost-based rates on the entire Meridian book and is still in the process of re-underwriting much of it to be certain risks written fall within State Auto guidelines.

Acquisition and operating expenses, as a percentage of earned premiums (the "expense ratio"), did not fluctuate significantly from the same 2001 time periods. The expense ratio increased to 29.9% for the quarter ended September 30, 2002 from 29.0% for the same 2001 period and for the nine months ended September 30, 2002, decreased to 29.4% from 29.5% for the same 2001 period. The Company believes that the year to date expense ratio better reflects overall performance and management's efforts to control expenses.

Interest expense relates to the Credit Agreement. Based on terms of the Credit Agreement, the interest rate adjusts annually. In 2002 the interest rate is 4.75% compared to 5.0% in 2001. See additional discussion in Liquidity and Capital Resources section regarding Mutual's assignment of the Credit Agreement to State Auto P&C.

During the three month and nine month periods ended September 30, 2002, the Company experienced an underwriting loss on its insurance operations, as described above. This underwriting loss, coupled with net investment income being largely comprised of tax-exempt income, produced an effective tax expense (benefit) rate of (14.8%) and (12.7%) for the three month and nine month periods ended September 30, 2002, respectively, compared to 9.4% and 20.4% for the same 2001 periods, respectively.

Liquidity and Capital Resources
-------------------------------

Through the nine months ended September 30, 2002, net cash provided by operating activities increased to $91.3 million from $49.7 million in 2001. The increase in cash flow from operations in 2002 is largely attributable to an increase in the Company's pool participation percentage, as described above. Net cash used in investing activities increased to $77.5 million from $47.3 million. For both time periods, the Company invested unallocated cash generated by operations to long-term investments. Overall, net cash provided (used) in financing activities decreased to ($4.0) million from $0.4 million in 2001. This change was primarily due to cash used to acquire treasury shares under the Company's stock repurchase plan. On March 1, 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to and through December 31, 2003. Through September 30, 2002, 293,000 shares were repurchased under this plan at an average price per share of $16.01 for a total $4,699,000.

As of September 30, 2002, funds consisting of cash and cash equivalents were $39.8 million versus $24.1 million at September 30, 2001.

Effective September 30, 2002 Milbank (a STFC subsidiary) entered into a $15.0 million surplus contribution note with Meridian Security Insurance Company, a subsidiary of MIGI (a State Auto Mutual subsidiary). This note is to be funded with cash during the fourth quarter of 2002. Subject to the condition described below and other terms of the note, the maturity date is September 30, 2012. The interest rate is equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (total 4.59%) and is adjustable October 1, 2007 to the then current U.S. Treasury ten-year note yield plus 100 basis points for the remaining term of the note. Interest is accrued, but all payments of principal or interest may be made only with the prior written approval of the Director. Interest is scheduled to be paid semiannually in arrears starting March 30, 2003.

The purpose of this surplus contribution note is to lower Milbank's net written premium to statutory surplus ratio. The increase in Milbank's ratio has resulted from an unusual rate of premium written growth over the last twelve months due to a combination of increased top line growth and an increase in the company's pooling participation percentage, effective October 1, 2001 (Milbank's pooling percentage increased from 10% to 17%), along with the addition of the former Meridian Mutual business to the State Auto Pool, effective July 1, 2001. Also affecting this ratio has been the increased losses sustained by the company during the period of transition of the former Meridian Mutual book of business.

At September 30, 2002, National's and State Auto P&C's statutory net written premium to surplus ratios were 3.94 to 1.00 and 2.96 to 1.00, respectively. Management believes these statutory leverage ratios are higher than is optimal and intends to address them. The increase in National's statutory net written premium to surplus ratio in 2002 is a result of its unusually large increase in top line growth. The increase in State Auto P&C's ratio has resulted from an unusual rate of premium written growth over the last twelve months due to a combination of increased top line growth and an increase in its pooling participation percentage, effective October 1, 2001, from 39% to 49%, along with the addition of the former Meridian Mutual business to the State Auto Pool, effective July 1, 2001. Also affecting this ratio has been the increased losses sustained by State Auto P&C during this period of transition of the former Meridian Mutual book of business. To improve the statutory leverage position of National and State Auto P&C, during the fourth quarter of 2002, management anticipates State Auto Financial pursuing bank debt or other forms of financing to infuse additional capital into these companies, in the amounts of approximately $25.0 million and $95.0 million, respectively.

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (Statements). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Effective January 1, 2002, the Company implemented the new rules in accordance with the Statements. As part of the implementation, the Company performed the requisite transitional impairment tests for goodwill. The adoption of the Statements did not materially impact the Company's financial position or results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation described in (a), above, was carried out.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None



                                INDEX TO EXHIBITS

Item 6.  a.       Exhibits

         Exhibit No.                Description of Exhibits
         -----------                -----------------------

          10(MM) Surplus Contribution Note between Milbank Insurance Company and Meridian Security Insurance Company dated September 30, 2002

          10(NN) Management Services Agreement as of July 1, 2002 by and among State Auto Property and Casualty Insurance Company, Meridian Insurance Group, Inc., Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company and Meridian Citizens Security Insurance Company

          99.1 CEO certification required by Section 906 of Sarbanes- Oxley Act of 2002

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

Date:  NOVEMBER 14, 2002             /s/ Steven J. Johnston
       -----------------             ----------------------------------------
                                     Steven J. Johnston
                                     Treasurer and Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                  CERTIFICATION

I, Robert H. Moone, certify that:

1. I have reviewed this quarterly report on Form 10-Q of State Auto Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER 14, 2002                /s/ Robert H. Moone
       -----------------                ---------------------------------
                                        Robert H. Moone
                                        Chief Executive Officer
                                        (Duly Authorized Officer and
                                        Principal Executive Officer)

                                  CERTIFICATION

I, Steven J. Johnston, certify that:

1. I have reviewed this quarterly report on Form 10-Q of State Auto Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER 14, 2002              /s/ Steven J. Johnston
       -----------------              --------------------------------------
                                      Steven J. Johnston
                                      Treasurer and Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)