Form 10-K
period 2002-12-31
STATE AUTO FINANCIAL CORP
filed 2003-03-31
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes  X       No
                                        ---        ----

      On June 28, 2002, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $208,937,312.

      On March 21, 2003, the Registrant had 39,162,572 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 23, 2003, which Proxy Statement will be filed within 120 days of December 31, 2002, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      All statements, other than statements of historical facts, included in this Form 10-K of State Auto Financial or incorporated herein by reference, including, without limitation, statements regarding State Auto Financial's future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial's actual results to differ materially from those projected, see Item 7 "Forward-Looking Statements; Certain Factors Affecting Future Results." Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

      State Auto Financial Corporation ("State Auto Financial" or "STFC") is an insurance holding company formed in 1990 and headquartered in Columbus, Ohio. STFC engages primarily in the property and casualty insurance business through its wholly-owned subsidiaries, State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty"), State Auto Insurance Company of Ohio ("SA Ohio"), and State Auto National Insurance Company ("National"). Farmers Casualty owns 100% of the outstanding common shares of the property-casualty insurer, Mid-Plains Insurance Company ("Mid-Plains").

      Approximately 67% of State Auto Financial's outstanding common shares are owned by State Automobile Mutual Insurance Company ("Mutual"), an Ohio mutual property and casualty insurance company organized in 1921. Mutual owns 100% of the outstanding common shares of property-casualty insurers, State Auto Florida Insurance Company ("SA Florida") and State Auto Insurance Company of Wisconsin ("SA Wisconsin"), formerly named Midwest Security Insurance Company. Mutual is also the sole owner of Meridian Insurance Group, Inc. ("MIGI"), an insurance holding company with two wholly-owned property and casualty insurance subsidiaries: Meridian Security Insurance Company ("Meridian Security") and Meridian Citizens Security Insurance Company ("Meridian Citizens"). In 2001, Mutual merged with Meridian Mutual Insurance Company ("Meridian Mutual"), with Mutual continuing as the surviving corporation, and in a substantially concurrent transaction Mutual acquired the outstanding shares of MIGI. Another of MIGI's insurance subsidiaries, Insurance Company of Ohio ("ICO"), was dissolved effective January 15, 2003. MIGI is also a party to an affiliation agreement with the property-casualty insurer, Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"). Meridian Security, Meridian Citizens, ICO and Meridian Citizens Mutual are hereafter referred to collectively as the "Meridian Insurers," and together with MIGI, they are hereafter referred to collectively as the "Meridian Companies."

      Another wholly-owned subsidiary of STFC is Stateco Financial Services, Inc. ("Stateco"), which provides investment management services to affiliated insurance companies. See "Investment Management Services" in the "Narrative Description of Business." STFC also owns Strategic Insurance Software, Inc. ("S.I.S."), a developer and seller of insurance-related software. The limited liability company, 518 Property Management and Leasing, LLC ("518 PML"), whose members are State Auto P&C and Stateco, owns and leases real and personal property to affiliated companies. The results of operations of S.I.S. and 518 PML are insignificant to the total operations of STFC.

      State Auto Financial and its subsidiaries, State Auto P&C, Milbank, Farmers Casualty, SA Ohio, National, Mid-Plains, Stateco, S.I.S., and 518 PML, are collectively referred to as the "Company."

      State Auto P&C has participated in a quota share reinsurance pooling arrangement with Mutual since 1987 (the "Pooling Arrangement"). The participants in the Pooling Arrangement currently are State Auto P&C, Mutual, Milbank, SA Wisconsin, Farmers Casualty, SA Ohio, and SA Florida, collectively referred to hereafter as the "Pooled Companies." State Auto P&C, Milbank, Farmers Casualty and SA Ohio are collectively referred to hereafter as the "Pooled Subsidiaries." Effective January 1, 2003, the pooling percentages were modified as follows:
Mutual (18.3%), State Auto P&C (59%), Milbank (17%), SA Wisconsin (1%), Farmers Casualty (3%), SA Ohio (1%) and becoming party to the agreement on this same date, SA Florida (0.7%). See "Pooling Arrangement" in the "Narrative Description of Business." The Pooled Companies, National, Mid-Plains and the Meridian Insurers are collectively referred to as the "State Auto Group."

      The insurers in the State Auto Group write a broad line of property and casualty insurance, including standard personal and commercial automobile; nonstandard personal automobile; homeowners; commercial multi-peril; workers' compensation; general liability and fire insurance through approximately 22,300 independent insurance agents associated with approximately 3,500 agencies in 26 states. The State Auto Group's insurance products are marketed primarily in the central and eastern parts of the United States, excluding New York, New Jersey and the New England States.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

      The Company currently operates in four insurance segments. Prior to 2001, it operated in two segments: the standard insurance segment, consisting of the business operations of the Pooled Subsidiaries, and the nonstandard segment, consisting of the business operations of National and Mid-Plains. With the merger of Meridian Mutual into Mutual and the July 1, 2001, addition of the former Meridian Mutual business to the Pooling Arrangement (see "Pooling Arrangement" in "Narrative Description of Business"), the Company renamed the two existing insurance segments as the "State Auto Standard Segment" and the "State Auto Nonstandard Segment" and added two more insurance segments: the "Meridian Standard Segment," for the standard insurance business of the former Meridian Mutual, and the "Meridian Nonstandard Segment," for the nonstandard insurance business of the former Meridian Mutual. Financial information about all these segments is set forth in Note 15 to the Company's Consolidated Financial Statements, included in Item 8 "Financial Statements and Supplementary Data." Additional information regarding the Company's insurance and non-insurance segments is provided in "Narrative Description of Business."

(c)  NARRATIVE DESCRIPTION OF BUSINESS

PROPERTY AND CASUALTY INSURANCE

POOLING ARRANGEMENT

      The Pooled Companies are parties to an intercompany Pooling Arrangement under the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000, as amended by the First, Second, Third and Fourth Amendments (the "2000 Pooling Agreement"). The Pooling Arrangement covers all the property and casualty insurance written by the parties, except voluntary assumed reinsurance written by Mutual and catastrophe inter-company reinsurance written by State Auto P&C. Under the terms of the Pooling Arrangement, each of the Pooled Subsidiaries, SA Wisconsin and SA Florida cede premiums, losses and expenses on all of their business to Mutual; in turn, Mutual cedes to each of the Pooled Subsidiaries, SA Wisconsin and SA Florida a specified portion of premiums, losses and expenses and Mutual retains the balance.

      The following table sets forth a chronology of the participant changes that have occurred in the Pooling Arrangement since it became effective on January 1, 1987:


------------------ -------- ----------- --------- --------------- ----------- -------- ----------
                              State                                 Farmers               SA
Year ***           Mutual    Auto P&C   Milbank    SA Wisconsin    Casualty   SA Ohio   Florida
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
1987-1991             80%        20%      N/A          N/A           N/A        N/A       N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
1992-1994            70         30        N/A          N/A           N/A        N/A       N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
1995-1997            55         35         10*         N/A           N/A        N/A       N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
1998                 52         37         10**         1            N/A        N/A       N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
1999                 49         37         10           1             3         N/A       N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
2000-9/30/2001       46         39         10           1             3          1        N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
10/1/2001-2002       19         59         17           1             3          1        N/A
------------------ -------- ----------- --------- --------------- ----------- -------- ----------
2003                  18.3      59         17           1             3          1        0.7
------------------ -------- ----------- --------- --------------- ----------- -------- ----------

*   At this time Milbank was a wholly owned subsidiary of Mutual

**  In July, 1998 Milbank became a wholly owned subsidiary of STFC

*** Time period is for the year ended December 31, unless otherwise noted.

      The following table sets forth a summary of the Pooling Arrangement participant percentages of STFC and Mutual, aggregating their respective wholly-owned subsidiaries:

---------------------------------------------------------------------------
                                                      Mutual (in the
Year***                      Pooled Subsidiaries         aggregate)
---------------------------------------------------------------------------
1987-1991                             20%                    80%
---------------------------------------------------------------------------
1992-1994                             30                     70
---------------------------------------------------------------------------
1995-1997                             35                     65
---------------------------------------------------------------------------
1/1/1998-6/30/1998                    37                     63
---------------------------------------------------------------------------
7/1/1998-12/31/1998                   47                     53
---------------------------------------------------------------------------
1999                                  50                     50
---------------------------------------------------------------------------
2000 - 9/30/2001                      53                     47
---------------------------------------------------------------------------
10/1/2001-2003                        80                     20
---------------------------------------------------------------------------

*** Time period is for the year ended December 31, unless otherwise noted.

      With the June 2001 merger of Meridian Mutual into Mutual, all insurance business written by Meridian Mutual legally became the business of Mutual and was included in the Pooling Arrangement effective July 1, 2001. Representing approximately 20% of the Pooled Companies' business, the former Meridian Mutual business is monitored as standard and nonstandard segments separate from the State Auto standard and nonstandard business. Over time, it is anticipated that the Meridian segments will decrease and eventually disappear as those segments are fully integrated over to the State Auto systems platform. See "Standard Insurance Segment" and "Nonstandard Insurance Segment" in "Narrative Description of Business."

      Prior to 2001, the pooling percentages were reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. As a result of the changes made to the pooling percentages in 2001, it is not management's current intention to recommend an adjustment to the Pooled Subsidiaries aggregate participation percentage in the foreseeable future. Under revised procedures, management of each of the Pooled Companies would make recommendations to an independent committee of the Board of each of Mutual and STFC. These independent committees would review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Boards of both Mutual and STFC. See "Management Agreement" in the "Narrative Description of Business." The Pooling Arrangement is terminable by any party on 90 days' notice or by mutual agreement of the parties. None of the Pooled Companies currently intends to terminate the Pooling Arrangement.

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

      The 2000 Pooling Agreement contains a provision excluding catastrophic loss claims and loss adjustment expenses incurred by the parties in the amount of $100 million in excess of $120 million, as well as the premium for such exposures. State Auto P&C reinsures each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. See "Reinsurance" in the "Narrative Description of Business."

      The direct business of the Meridian Insurers is not included in the Pooling Arrangement and to that extent is not included in the insurance operations of the Company. If State Auto P&C were required to pay catastrophe losses of the Meridian Insurers under the above referenced Catastrophe Assumption Agreement, those losses would impact the Company's results.

MANAGEMENT AGREEMENT

      State Auto P&C's employees provide all organizational, operational and management functions for all insurance affiliates within the State Auto Group through management and cost sharing agreements. For the performance of its services under three of the management agreements, State Auto P&C is paid a quarterly management and operations services fee based on formulas outlined in the agreements, to the extent specified performance standards are achieved. Under the 2000 Midwest Management Agreement among State Auto P&C, Mutual and SA Wisconsin, SA Wisconsin pays 0.75% of direct written premium for management and operation services performed by employees of State Auto P&C. Pursuant to the 2000 Farmers Casualty Management Agreement among Farmers Casualty, Mid-Plains, State Auto P&C, and Mutual, Farmers Casualty and Mid-Plains pay 0.75% of direct written premium for management and operation services performed by State Auto P&C's employees. Under the Management Services Agreement among State Auto P&C, MIGI and the Meridian Insurers (the "MIGI Management Agreement"), each of the Meridian Companies (other than ICO) pays State Auto P&C 10% of all State Auto P&C's employee-related costs in exchange for the services of those employees, in addition to reimbursing State Auto P&C for the actual costs of such services. Mutual provides facilities for all the insurance affiliates under management or cost sharing agreements.

      While there had been in place a fee under an agreement between State Auto P&C and Mutual (the "2000 Management Agreement"), as a result of the resolution of a disagreement with the Ohio Department of Insurance, the fee aspect of that agreement was terminated, effective October 1, 2001, and that arrangement continues as a pure cost sharing arrangement. As a result of the loss of the service fee under the 2000 Management Agreement, substantially all of State Auto P&C's insurance operations management fee was eliminated effective October 1, 2001. Consequently, beginning with the first quarter 2002, the management and operations services segment is included in the "other" category for segment reporting as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment.

      Each of the affiliated management and cost sharing agreements, except the MIGI Management Agreement, has a ten-year term and automatically renews for an additional ten-year period unless sooner terminated in accordance with its terms. If the 2000 Management Agreement is terminated for any reason, the Company would have to locate facilities to continue its operations, although the Company does not anticipate such termination.

      Investment management services are provided by Stateco. See
"Investment Management Services" in the Narrative Description of Business."

STANDARD INSURANCE SEGMENTS

      The Company's share of the business written by the Pooled Companies constitutes the Company's State Auto and Meridian standard insurance segments as well as the Meridian nonstandard segment. See "Nonstandard Insurance Segment" in the "Narrative Description of Business." The standard segments include personal and commercial property and casualty insurance lines, including automobile, homeowners, commercial multi-peril, workers' compensation, liability, fire and other lines of business. Independent insurance agencies constitute the Company's sales force for both the standard segments and the nonstandard segments. Footnote 14 in the Company's Consolidated Financial Statements included herewith sets forth the amount of the Company's net earned premiums by line of insurance for both the State Auto and Meridian standard segments and nonstandard segments.

      The following tables set forth the statutory loss and loss adjustment expense ("LAE") ratios by line of insurance and the combined ratio for the standard insurance segments of the Company's business. These tables were prepared in accordance with accounting practices prescribed or permitted by state insurance authorities, for the periods indicated. The loss & LAE ratio is the ratio of incurred losses and loss adjustment expenses, without consideration of salvage and subrogation recoverable, to net earned premiums ("loss & LAE ratio"). The combined ratio is a traditional measure of underwriting profitability. The combined ratio is the sum of (a) the loss & LAE ratio; and
(b) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses, to net written premium ("expense ratio"). When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are considered unprofitable. The combined ratio does not reflect investment income or federal income taxes. The Company's operating income depends on income from underwriting operations, investments and management fees, although management fee income is substantially reduced after October 1, 2001. See "Management Agreement" in the "Narrative Description of Business."

      The following table sets forth the aggregate statutory loss & LAE ratios by line of insurance and the combined ratio for the Company's two standard insurance segments, the State Auto standard insurance segment and beginning July 1, 2001, the Meridian standard insurance segment:

------------------------------------ --------------- ---------------------- --------------------
                                                  Standard Insurance Segments
                                                   Year Ended December 31(1)
------------------------------------ --------------- ---------------------- --------------------
                                         2002                2001                  2000
                                         ----                ----                  ----
------------------------------------ --------------- ---------------------- --------------------
Loss & LAE ratios:
------------------------------------ --------------- ---------------------- --------------------
      Automobile - Personal.........     68.8%               69.7%                 63.9%
------------------------------------ --------------- ---------------------- --------------------
      Automobile - Commercial.......     66.5%               90.1%                 81.7%
------------------------------------ --------------- ---------------------- --------------------
      Homeowners and Farmowners.....     85.1%                85.8%                78.8%
------------------------------------ --------------- ---------------------- --------------------
      Commercial multi-peril........     89.9%              100.4%                 63.0%
------------------------------------ --------------- ---------------------- --------------------
      Workers' compensation.........     83.7%              105.2%                 65.2%
------------------------------------ --------------- ---------------------- --------------------
      Fire and allied lines.........     58.9%                62.9%                58.8%
------------------------------------ --------------- ---------------------- --------------------
      Other commercial liability....     77.7%                58.2%                80.7%
------------------------------------ --------------- ---------------------- --------------------
      Other personal lines..........     37.4%                42.5%                34.6%
------------------------------------ --------------- ---------------------- --------------------
      Other commercial lines........     19.3%                27.1%                 9.7%
                                         -----                -----                 ----
------------------------------------ --------------- ---------------------- --------------------
Total loss & LAE ratio..............     72.5%                76.2%                67.6%
------------------------------------ --------------- ---------------------- --------------------
Expense ratio.......................     30.2%                28.3%                27.1%
                                         -----                -----                -----
------------------------------------ --------------- ---------------------- --------------------
Combined ratio......................     102.7%              104.5%                 94.7%
                                         ======              ======                 =====
------------------------------------ --------------- ---------------------- --------------------

(1) Reflects a combination of the loss experience of the Pooled Subsidiaries after giving effect to reinsurance and the 2000 Pooling Agreement.

-----------------------------------------

      The following tables provide the statutory loss and LAE ratios by line of insurance and the combined ratio for the State Auto and Meridian standard insurance segments, respectively.

------------------------------------ --------------------------------------------------------------
                                                      State Auto Standard Segment
                                                       Year Ended December 31(1)
------------------------------------ --------------------------------------------------------------
                                           2002                 2001                  2000
                                           ----                 ----                  ----
------------------------------------ ------------------ ---------------------- --------------------
Loss & LAE ratios:
------------------------------------ ------------------ ---------------------- --------------------
      Automobile - Personal ........       67.5%                62.5%                 63.9%
------------------------------------ ------------------ ---------------------- --------------------
      Automobile - Commercial.......       63.5%                75.9%                 81.7%
------------------------------------ ------------------ ---------------------- --------------------
      Homeowners and Farmowners.....       81.1%                79.5%                 78.8%
------------------------------------ ------------------ ---------------------- --------------------
      Commercial multi-peril........       80.8%                74.4%                 63.0%
------------------------------------ ------------------ ---------------------- --------------------
      Workers' compensation.........       84.4%                69.9%                 65.2%
------------------------------------ ------------------ ---------------------- --------------------
      Fire and allied lines.........       58.8%                62.8%                 58.8%
------------------------------------ ------------------ ---------------------- --------------------
      Other commercial liability....       78.8%                54.5%                 80.7%
------------------------------------ ------------------ ---------------------- --------------------
      Other personal lines..........       30.5%                44.1%                 34.6%
------------------------------------ ------------------ ---------------------- --------------------
      Other commercial lines........       26.2%                27.8%                  9.7%
                                           -----                -----                 -----
------------------------------------ ------------------ ---------------------- --------------------
Total loss & LAE  ratio.............       69.6%                66.3%                 67.6%
------------------------------------ ------------------ ---------------------- --------------------
Expense ratio.......................       30.0%                28.4%                 27.1%
                                           -----                -----                 -----
------------------------------------ ------------------ ---------------------- --------------------
Combined ratio......................       99.6%                94.7%                 94.7%
                                           =====                =====                 =====
------------------------------------ ------------------ ---------------------- --------------------

(1) Reflects a combination of the loss experience of the Pooled Subsidiaries after giving effect to reinsurance and the 2000 Pooling Agreement.

-----------------------------------------

----------------------------------------------- -----------------------------------------------------
                                                Meridian Standard Segment Year Ended December 31(1)
----------------------------------------------- -------------------------- --------------------------
                                                           2002                       2001
                                                           ----                       ----
----------------------------------------------- -------------------------- --------------------------
Loss & LAE ratios:
----------------------------------------------- -------------------------- --------------------------
      Automobile - Personal ...................            75.1%                     122.5%
----------------------------------------------- -------------------------- --------------------------
      Automobile - Commercial..................            76.5%                     153.7%
----------------------------------------------- -------------------------- --------------------------
      Homeowners and Farmowners................           106.5%                     136.3%
----------------------------------------------- -------------------------- --------------------------
      Commercial multi-peril...................           107.5%                     171.6%
----------------------------------------------- -------------------------- --------------------------
      Workers' compensation....................             82.7%                    165.4%
----------------------------------------------- -------------------------- --------------------------
      Fire and allied lines....................             60.8%                      66.9%
----------------------------------------------- -------------------------- --------------------------
      Other commercial liability...............             50.0%                    214.5%
----------------------------------------------- -------------------------- --------------------------
      Other personal lines.....................             70.1%                      27.1%
                                                           -----                      -----
----------------------------------------------- -------------------------- --------------------------
Total loss & LAE ratio.........................             85.5%                    139.6%
----------------------------------------------- -------------------------- --------------------------
Expense ratio..................................             31.3%                      27.8%
                                                           -----                      -----
----------------------------------------------- -------------------------- --------------------------
Combined ratio.................................            116.8%                     167.4%
                                                          ======                     ======
----------------------------------------------- -------------------------- --------------------------

(1) Reflects the loss experience of the Meridian standard segment assumed by the Pooled Subsidiaries through the 2000 Pooling Agreement, beginning July 1, 2001.

-----------------------------------------

NONSTANDARD INSURANCE SEGMENTS

      The Company writes personal automobile insurance for nonstandard risks through National and Mid-Plains. National is licensed in 24 states and active in 19 of those states. Mid-Plains operates in Kansas and Iowa.

      Existing nonstandard auto risks in the Meridian nonstandard segment will continue to be written by Mutual until such policies terminate. During the fourth quarter of 2001, National's product and system platform began to be introduced on a state by state basis to former Meridian agents, and by the end of 2002 had been rolled out to all Meridian nonstandard states of operations. As a result of the Company's integration efforts that occurred within the Meridian nonstandard segment during 2001 and 2002, the Meridian nonstandard segment will be included in the State Auto nonstandard segment beginning with the first quarter of 2003.

      It is envisioned that National will eventually be the principal writer for all nonstandard auto risks within the State Auto Group. Nonstandard automobile products provide insurance for private passenger automobile risks that are typically not acceptable to standard market companies for various reasons, such as an insured's poor loss experience, poor driving record, or history of late payments of premium. Nonstandard products are priced to account for the additional risk and expenses normally associated with this market.

      The following table provides the statutory loss & LAE ratios by line of insurance for the Company's nonstandard insurance segments, which includes National and Mid-Plains, and beginning July 1, 2001, the Meridian nonstandard insurance segment:

------------------------------------------------ ----------------------------------------------------------
                                                              Nonstandard Insurance Segments
                                                                 Year Ended December 31(1)
------------------------------------------------ -------------------- ------------------- -----------------
                                                        2002                 2001               2000
                                                        ----                 ----               ----
------------------------------------------------ -------------------- ------------------- -----------------
Loss & LAE ratio:
------------------------------------------------ -------------------- ------------------- -----------------
     Automobile.................................        79.0%                92.0%              81.4%
------------------------------------------------ -------------------- ------------------- -----------------
Expense ratio...................................        19.2%                21.7%              25.2%
                                                        -----                -----              -----
------------------------------------------------ -------------------- ------------------- -----------------
Combined ratio..................................        98.2%               113.7%             106.6%
                                                        =====               ======             ======
------------------------------------------------ -------------------- ------------------- -----------------

(1) Reflects the combination of the loss experience of National and Mid-Plains as well as the Meridian nonstandard segment assumed by the Pooled Subsidiaries through the 2000 Pooling Agreement, beginning July 1, 2001.

----------------------------------------

      The following tables set forth the statutory loss and LAE ratios and combined ratios of National and Mid-Plains, which are engaged in the State Auto nonstandard segment of the business, and beginning July 1, 2001, the Meridian nonstandard segment, respectively:

------------------------------------------------ ----------------------------------------------------------
                                                              State Auto Nonstandard Segment
                                                                 Year Ended December 31(1)
------------------------------------------------ ----------------------------------------------------------
                                                        2002                 2001               2000
                                                        ----                 ----               ----
------------------------------------------------ -------------------- ------------------- -----------------
Loss & LAE ratio:
------------------------------------------------ -------------------- ------------------- -----------------
     Automobile.................................         83.0%              77.9%               81.4%
------------------------------------------------ -------------------- ------------------- -----------------
Expense ratio...................................         18.3%              21.9%               25.2%
                                                        -----              -----               -----
------------------------------------------------ -------------------- ------------------- -----------------
Combined ratio..................................        101.3%               99.8%              106.6%
                                                       ======               =====              ======
------------------------------------------------ -------------------- ------------------- -----------------

(1) Reflects the combination of the loss experience of National and Mid-Plains.

-----------------------------------------

------------------------------------------------- ----------------- ---------------------------
                                                          Meridian Nonstandard Segment
                                                           Year Ended December 31(1)
------------------------------------------------- ---------------------------------------------
                                                        2002                   2001
                                                        ----                   ----
------------------------------------------------- ----------------- ---------------------------
Loss & LAE ratio:
------------------------------------------------- ----------------- ---------------------------
     Automobile..................................      48.7%                  168.2%
------------------------------------------------- ----------------- ---------------------------
Expense ratio....................................      31.9%                    20.8%
                                                      -----                    -----
------------------------------------------------- ----------------- ---------------------------
Combined ratio...................................      80.6%                  189.0%
                                                      =====                  ======
------------------------------------------------- ----------------- ---------------------------

(1) Reflects the loss experience of the Meridian nonstandard segment assumed by the Pooled Subsidiaries through the 2000 Pooling Agreement, beginning July 1, 2001.

MARKETING

      In its 26 states of operation, the State Auto Group markets its products through approximately 22,300 insurance agents associated with approximately 3,500 independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies.

      National markets nonstandard products in 19 states exclusively through the Company's network of independent agents. Mid-Plains writes nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers Casualty in those states, and the Mid-Plains business is processed on National's system. The former Meridian Mutual nonstandard products were also marketed through the Meridian independent agency force, as well as agents specializing in nonstandard coverage only. As noted, National's product has been introduced to these "former Meridian agents." See "Nonstandard Automobile Insurance" in the "Narrative Description of Business."

      Because independent insurance agents significantly influence which insurance company their customers select, management views the Company's independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; and an agent stock purchase plan.

      The Company actively helps its agencies develop professional sales skills within their staff. The training programs include both products and sales training in concentrated programs in the Company's home office. Further, the training programs include disciplined follow-up and coaching for an extended time.

      The Company takes a leadership role in the insurance industry with respect to agency automation, promoting single entry multi-company interface using industry standards, especially through software developed and marketed by S.I.S. (SEMCI Partner(R)). The Company believes that, since agents and their customers realize better service and efficiencies through automation, they value their relationship with the Company. Automation can make it easier for the agent to do business with the Company, which attracts prospective agents and enhances the existing agencies' relationship with the Company.

      The Company shares the cost of approved advertising with selected agencies. The Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, the Company recognizes its very top agencies as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional trip and financial incentives, including additional profit sharing bonus and additional contributions to their Inner Circle Agent Stock Purchase Plan, a part of the Agent Stock Purchase Plan described below.

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

      The Company receives premiums on products marketed in Alabama, Arkansas, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, West Virginia and Wisconsin. During 2002, the seven states that contributed the greatest percentage of direct premiums written by the State Auto Group were: Ohio (18.3%), Kentucky (12.0%), Indiana (8.5%), Tennessee (6.8%), Minnesota (6.1%), Pennsylvania (5.3%), and South Carolina (4.1%).

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

      Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. The claims division is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Generally, property or casualty claims estimated to reach $100,000 or above are sent to the home office to be supervised by claims division specialists. Branches with small volumes of large claims report claims to the home office at a lower dollar threshold. In territories in which there is not sufficient volume to justify having full-time adjusters, the Company uses independent appraisers and adjusters to evaluate and settle claims under the supervision of claims division personnel.

      The Company attempts to minimize claims costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims which improves claims service.

      The third party, proprietary bodily injury evaluation software which claims representatives use to help them value bodily injury claims, except for the most severe injury cases, continues to be a valuable tool for the Company. The Central Claims Department allows the Company to improve claims efficiency and economy by concentrating the handling of smaller, less complex claims in a centralized environment. The claims division also provides 24 hour, 7 days a week claim service through associates in its Contact Center.

RESERVES

      Loss reserves are management's best estimates at a given point in time of what the Company expects to pay to claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

      The Company maintains reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in house claims processing costs from such losses.

      Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes. Additional information regarding the Company's reserves is included in

Item 7 "Management's Discussion and Analysis" in the Losses and Loss Expenses Payable section included therein.

      Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the Pooling Arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 2002, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

      The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 2002:

--------------------------------------------------------------- -----------------------------------------------------
                                                                               Year Ended December 31
--------------------------------------------------------------- -----------------------------------------------------
                                                                      2002             2001              2000
                                                                      ----             ----              ----
--------------------------------------------------------------- -----------------------------------------------------
                                                                                   (in thousands)
--------------------------------------------------------------- ----------------- ---------------- ------------------
Beginning of Year:
--------------------------------------------------------------- ----------------- ---------------- ------------------
Loss and loss expenses payable                                          $523,860         $244,583           $232,489
--------------------------------------------------------------- ----------------- ---------------- ------------------
Less:  Reinsurance recoverable on losses and loss
    expenses payable(1)                                                   13,919            7,930             10,807
                                                                          ------            -----             ------
--------------------------------------------------------------- ----------------- ---------------- ------------------
Net losses and loss expenses payable(2)                                 $509,941         $236,653           $221,682
--------------------------------------------------------------- ----------------- ---------------- ------------------
Provision for losses and loss
--------------------------------------------------------------- ----------------- ---------------- ------------------
      expenses occurring:
--------------------------------------------------------------- ----------------- ---------------- ------------------
            Current year                                                 641,060          366,348            277,805
--------------------------------------------------------------- ----------------- ---------------- ------------------
            Prior years(3)                                                12,414           60,726            (5,638)
                                                                          ------           ------            ------
--------------------------------------------------------------- ----------------- ---------------- ------------------
                  Total                                                  653,474          427,074            272,167
--------------------------------------------------------------- ----------------- ---------------- ------------------
Loss and loss expense payments
--------------------------------------------------------------- ----------------- ---------------- ------------------
      for claims occurring during:
--------------------------------------------------------------- ----------------- ---------------- ------------------
            Current year                                                 349,733          240,508            164,620
--------------------------------------------------------------- ----------------- ---------------- ------------------
            Prior years                                                  221,549          144,862            104,871
                                                                         -------          -------            -------
--------------------------------------------------------------- ----------------- ---------------- ------------------
                  Total                                                  572,282          385,370            269,491
--------------------------------------------------------------- ----------------- ---------------- ------------------
Impact of the addition of the former Meridian Mutual
--------------------------------------------------------------- ----------------- ---------------- ------------------
      business to the Pooling Arrangement, effective
--------------------------------------------------------------- ----------------- ---------------- ------------------
      7/1/01                                                                   -           75,575                  -
--------------------------------------------------------------- ----------------- ---------------- ------------------
Impact of pooling change effective 10/1/01 and 1/1/00 (4)                      -          156,009             12,295
                                                                         -------          -------             ------
--------------------------------------------------------------- ----------------- ---------------- ------------------
End of Year:
--------------------------------------------------------------- ----------------- ---------------- ------------------
Net losses and loss expenses payable(1)                                  592,133          509,941            236,653
--------------------------------------------------------------- ----------------- ---------------- ------------------
Add:  Reinsurance recoverable on losses and loss
      expenses payable(2)                                                  8,825           13,919              7,930
                                                                           -----           ------              -----
--------------------------------------------------------------- ----------------- ---------------- ------------------
Losses and loss expenses payable                                        $600,958         $523,860           $244,583
                                                                        ========         ========           ========
--------------------------------------------------------------- ----------------- ---------------- ------------------

(1) Includes amounts due from affiliates of $4,286, $8,867 and $2,111, respectively.

(2) Includes net amounts assumed from affiliates of $303,959, $280,011 and $10,126, respectively.

(3) This line item shows increases (decreases) in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. The increase of $12,414 in 2002 for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty. The increase of $60,726 in 2001 for claims occurring in prior years is primarily the result of reserve strengthening on the former Meridian Mutual business in order to bring these claim reserves in line with historic State Auto adequacy levels as well as ongoing analysis of recent loss development trends. The decrease in calendar year losses from prior years in 2000 of $5,638 is within a normal expectation of reserve variation.

(4) This line item represents the increase in loss and loss expense reserves due to the Company's change in pooling participation percentages effective October 1, 2001 and January 1, 2000, respectively. See "Pooling Arrangement" in "Narrative Description of Business."

-----------------------------------------

      The following table sets forth the development of reserves for losses and loss expenses from 1992 through 2002 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

      The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

      The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2002, the Company had paid 72.7% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1992.

      The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1992 reserve has developed a $17,765 million redundancy through December 31, 2002. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

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

      In 1992, 1995, 1998, 1999, 2000 and 2001, the Pooling Arrangement was amended to increase the Company's share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1992, 1995, 1998, 1999, 2000 and 2001 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1992, 1995, 1998, 1999, 2000 and 2001 has been netted against and has reduced the cumulative amounts paid for years prior to 1992, 1995, 1998, 1999, 2000 and 2001, respectively.

                       [See table on following page.]

                                                                        State Auto Financial Corp.
                                                                          Years Ended December 31
                                                   ------------------------------------------------------------------------------
                                                      1992            1993           1994            1995            1996

                                                                            (Dollars in Thousands)
Net liability for losses
  and loss expenses payable                         $119,044       $123,337        $126,743        $206,327        $199,480

Paid (cumulative)
  as of:
   One year later                                      41.3%          42.2%            1.5%           38.2%           39.4%
   Two years later                                     60.9%          41.3%           29.1%           55.4%           54.1%
   Three years later                                   60.6%          55.6%           44.5%           63.3%           65.0%
   Four years later                                    68.0%          64.5%           51.0%           67.7%           73.2%
   Five years later                                    71.9%          67.2%           54.6%           71.9%           69.8%
   Six years later                                     72.5%          69.0%           58.8%           67.1%           74.6%
   Seven years later                                   73.7%          72.1%           52.3%           69.3%
   Eight years later                                   75.2%          67.0%           54.4%
   Nine years later                                    71.5%          68.4%
   Ten years later                                     72.7%

Net liability re-estimate
  as of:
   One year later                                      92.7%          93.7%           87.4%           87.0%           91.3%
   Two years later                                     90.5%          90.0%           77.1%           86.4%           87.3%
   Three years later                                   87.6%          85.0%           77.0%           83.2%           86.7%
   Four years later                                    85.6%          86.3%           72.9%           81.6%           87.0%
   Five years later                                    87.3%          82.8%           70.9%           81.3%           92.6%
   Six years later                                     84.5%          81.6%           70.0%           83.6%           92.9%
   Seven years later                                   83.0%          80.8%           72.6%           83.7%
   Eight years later                                   82.0%          83.6%           72.8%
   Nine years later                                    84.7%          83.8%
   Ten years later                                     85.1%

Cumulative redundancy (deficiency)                   $17,765        $19,933         $34,440         $33,689         $14,196

Cumulative redundancy (deficiency)                     14.9%          16.2%           27.2%           16.3%            7.1%

Gross* liability - end of year                      $224,771       $245,929        $277,783        $412,553        $410,658
Reinsurance recoverable                             $105,727       $122,591        $151,040        $206,226        $211,178
Net liability - end of year                         $119,044       $123,337        $126,743        $206,327        $199,480

Gross liability re-estimated - latest                  96.4%         100.8%           93.2%           84.9%           93.3%
Reinsurance recoverable re-estimated - latest         109.1%         117.9%          110.3%           86.2%           93.7%
Net liability re-estimated - latest                    85.1%          83.8%           72.8%           83.7%           92.9%

* Gross liability includes: Direct & assumed losses & loss expenses payable.

As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable ceded to
Mutual as assets only in situations when when net amounts ceded to Mutual exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in the Company's consolidated financial statements at each balance sheet date:

Reinsurance recoverable                              $105,727       $122,591        $151,040        $206,226        $211,178
Amount netted against assumed from Mutual             $99,096       $115,945        $142,680        $193,367        $194,839
Net reinsurance recoverable                            $6,631         $6,646          $8,360         $12,859         $16,339


                                                                        State Auto Financial Corp.
                                                                          Years Ended December 31
                                              --------------------------------------------------------------------------------
                                                   1997         1998          1999         2000          2001          2002

                                                                            (Dollars in Thousands)

Net liability for losses
  and loss expenses payable                      $194,155     $205,034     $221,682      $236,653      $509,941      $592,133

Paid (cumulative)
  as of:
   One year later                                   32.7%        35.4%        41.8%          5.9%         43.4%       ---
   Two years later                                  54.6%        61.6%        43.0%         52.7%
   Three years later                                70.1%        62.1%        71.9%
   Four years later                                 69.2%        78.8%
   Five years later                                 77.1%
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Net liability re-estimate
  as of:
   One year later                                   93.0%        96.6%        97.5%        125.7%        102.4%       ---
   Two years later                                  92.0%        96.7%       119.1%        129.1%
   Three years later                                91.9%       111.9%       120.3%
   Four years later                                102.0%       111.5%
   Five years later                                101.4%
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later

Cumulative redundancy (deficiency)                -$2,784     -$23,629     -$44,947      -$68,903      -$12,414        ---

Cumulative redundancy (deficiency)                  -1.4%       -11.5%       -20.3%        -29.1%         -2.4%        ---

Gross* liability - end of year                   $402,718     $414,268     $438,748      $457,202      $743,710      $862,428
Reinsurance recoverable                          $208,563     $209,234     $217,065      $220,544      $233,769      $270,295
Net liability - end of year                      $194,155     $205,034     $221,682      $236,657      $509,941      $592,133

Gross liability re-estimated - latest               98.3%       107.2%       109.9%        114.6%        101.2%
Reinsurance recoverable re-estimated - latest       95.3%       102.9%        99.3%         99.0%         98.5%
Net liability re-estimated - latest                101.4%       111.5%       120.3%        129.1%        102.4%





Reinsurance recoverable                           $208,563     $209,234     $217,065      $220,544      $233,770      $270,295
Amount netted against assumed from Mutual         $187,506     $196,818     $206,258      $212,614      $219,851      $261,470
Net reinsurance recoverable                        $21,057      $12,416      $10,807        $7,930       $13,919        $8,825

      The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

--------------------------------------------------------------------- ----------------- ------------------- ---------------------
                                                                            2002               2001                 2000
                                                                            ----               ----                 ----
--------------------------------------------------------------------- ----------------- ------------------- ---------------------
                                                                                            (in thousands)
--------------------------------------------------------------------- -----------------------------------------------------------
GAAP losses and loss
      expenses payable                                                        $600,958            $523,860              $244,583
--------------------------------------------------------------------- ----------------- ------------------- ---------------------
Less:  ceded reinsurance recoverable
       on losses and loss expenses payable                                       8,825              13,919                 7,930
                                                                                 -----              ------                 -----
--------------------------------------------------------------------- ----------------- ------------------- ---------------------
Net losses and loss expenses payable                                           592,133             509,941               236,653
--------------------------------------------------------------------- ----------------- ------------------- ---------------------
Add:  salvage and subrogation
       recoverable                                                              27,093              26,216                13,402
                                                                                ------              ------                ------
--------------------------------------------------------------------- ----------------- ------------------- ---------------------
STAT losses and loss
       Expenses                                                               $619,226            $536,157              $250,055
                                                                              ========            ========              ========
--------------------------------------------------------------------- ----------------- ------------------- ---------------------

REINSURANCE

      Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded.

      Each member of the State Auto Group is party to working reinsurance treaties for property, casualty and workers compensation lines with several reinsurers arranged through a reinsurance broker. Under the property per risk excess of loss treaty, each member is responsible for the first $2.0 million of each defined loss, and the reinsurers are responsible for 100% of the excess over $2.0 million up to $10 million of defined loss, depending upon the nature of the injury or damage. The rates for this reinsurance are negotiated annually.

      The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorists and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of a $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

      The terms of the workers compensation excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $5.0 million of covered loss, and 95% of the excess over $5.0 million up to $10 million of covered loss. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2 million per loss occurrence.

      In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverage. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million above a maximum $600,000 retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states.

      The members of the State Auto Group combined retain the first $40 million of each property catastrophe occurrence that affects more than two individual risks. Eighty ($80) million dollars of traditional reinsurance is available above the $40 million retention with a co-participation of 5%.

      In the event of a catastrophe loss in excess of $120.0 million for the State Auto Group, STFC has implemented a structured contingent financing agreement (the "Credit Agreement") with Bank One and other lenders (the "Lenders") to provide up to $100.0 million. Under the Credit Agreement, in the event of such a loss, STFC would issue and sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which will borrow the money necessary for such purchase from the Lenders. STFC will contribute to State Auto P&C the proceeds from the sale of its preferred shares. State Auto P&C has assumed catastrophe reinsurance from Mutual, Milbank, SA Wisconsin, National, Farmers Casualty, Mid-Plains, SA Ohio, Meridian Citizens Mutual and Meridian Security pursuant to a Catastrophe Assumption Agreement in the amount of $100.0 million excess $120.0 million. State Auto P&C will use the contributed capital to pay its direct catastrophe losses and losses assumed under the Catastrophe Assumption Agreement. STFC is obligated to redeem the preferred shares by making periodic payments to the SPC. The SPC would use these payments to repay the Lenders over a five year period. This layer of $100.0 million excess of $120.0 million is excluded from the Pooling Arrangement. In addition, STFC's obligation to repay the SPC has been secured by a Put Agreement among STFC, Mutual and the Lenders; under which, in the event of a default by STFC as described in the Credit Agreement or in the Put Agreement, Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding.

      National has a reinsurance agreement with Mutual pursuant to which Mutual assumes up to $4,950,000 of each liability loss occurrence in excess of National's $50,000 of retention; and up to $450,000 of each catastrophe loss occurrence in excess of National's $50,000 of retention. Mutual further provides National with an 8.5% quota share within the $50,000 retention on liability coverages, and a 20% quota share on physical damage coverages. Mid-Plains also has a reinsurance agreement with Mutual pursuant to which Mutual assumes up to $450,000 of each liability loss occurrence in excess of Mid-Plains' $50,000 of retention.

      For the period October 1, 2001 through December 31, 2003, Mutual entered into a Stop Loss Reinsurance Arrangement (the "Stop Loss") with certain of the Pooled Companies. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains, in the manner described. If the Pooling Arrangement loss and LAE ratio(the "Pool loss and LAE ratio") is between 70.75% and 80.00%, Mutual will reinsure certain of the Pooled Companies 27% of the Pooling Arrangement's losses in excess of a Pool loss and LAE ratio of 70.75% up to 80.00%. Certain of the Pooled Companies would be responsible for its share of the Pooling Arrangement's losses over the 80.00% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement; Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to a Pool loss and LAE ratio less than 69.25%, but more than 59.99%. This Stop Loss Reinsurance Arrangement will cease at the end of the fourth quarter, 2003.

      See discussion regarding the federal Terrorism Risk Insurance Act of 2002 ("Terrorism Act") at Regulation section and Item 7 "Management's Discussion and Analysis" in the Other External Factors section included therein.

REGULATION

      Most states, including all the domiciliary states of the State Auto Group, have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine any members of the State Auto Group, at any time, require disclosure of material transactions involving insurer members of the holding company system, and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends to shareholders. Pursuant to these laws, all transactions within the holding company system affecting any members of the State Auto Group must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer. The insurance laws of all the domiciliary states of the State Auto Group provide that no person may acquire direct or indirect control of a domestic insurer without obtaining the prior written approval of the state insurance commissioner for such acquisition.

      In addition to being regulated by the insurance department of its state of domicile, each insurance company is subject to supervision and regulation in the states in which it transacts business. Such supervision and regulation relate to numerous aspects of an insurance company's business operations and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies' underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

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

      Dividends. STFC's insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to STFC without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Pursuant to these rules, a total of $35.3 million is available for payment to State Auto Financial as a dividend from State Auto P&C, Milbank, Farmers Casualty, SA Ohio and National during 2003 without prior approval from their domiciliary state insurance departments, under current law.

      Rate and Related Regulation. In general, the Company is not aware of the adoption of any adverse legislation or regulation by any state where the Company did business during 2002 which would present material obstacles to the Company's overall business. However, several states where the Company does business have passed or are considering more strict regulation of the use of credit scoring in rating and/or risk selection in personal lines of business. Regulations or laws restricting the use of this information have an adverse impact on the Company because these laws impede the ability of the Company to make optimum use of credit scoring information. Such regulations would limit the ability of the Company, as well as the ability of all other insurance carriers operating in that jurisdiction, to take advantage of this tool.

      In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers' operations, the NAIC has tested insurer's risk-based capital requirements since 1994. As of December 31, 2002, each insurer affiliated with the Company surpassed all standards tested by the formula applying risk-based capital requirements.

      The property and casualty insurance industry is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, expanding the terms of the contract, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant's rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer's profitability. They also create pressure on rates charged for coverages adversely affected, and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer.

      The newly enacted Terrorism Act requires the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. Under the Terrorism Act, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Act and that do not arise out of nuclear, biological or chemical agents.

      Probably the most significant piece of legislation to affect the Company was not a state insurance law, but rather the federal Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley"), which took effect in July 2002. While this law does not affect the Company's insurance operations, it has and will continue to have an effect on the Company. Sarbanes Oxley was the response of the Congress to the corporate scandals of the last two years. Sarbanes Oxley imposes significant new rules on the Company's corporate governance, its financial and reporting processes and its relationship with its independent auditor. Sarbanes Oxley will require the Company to increase the internal staff functions to ensure that it can demonstrate it is complying with these new legal requirements, which can be expected to have an adverse effect on the Company's expense ratio.

INVESTMENTS

      The Company's investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company's investment portfolio is managed separately from that of Mutual and its affiliates, and investment results are not shared by each of the Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for the Company and Mutual and its subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors. See "Investment Management Services" in the "Narrative Description of Business."

      The Company's decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company's liquidity requirements at any given time; and
(f) the Company's current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The Company has investment policy guidelines with respect to purchasing fixed income investments which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 5.0% of assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. See discussion regarding Market Risk included in Part II - Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. Prior to year-end 2002, the fixed maturity investments were classified as available for sale and carried at fair market value, or as held-to-maturity and carried at amortized cost according to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2002, all fixed maturity investments have been classified as available for sale. Fixed maturities classified as available for sale totaled $1,216.7 million and $1,051.4 million at December 31, 2002 and December

31, 2001, respectively. Fixed maturities categorized as hold-to-maturity totaled $-0- and $27.4 million at December 31, 2002 and December 31, 2001, respectively.

      At December 31, 2002 and 2001, respectively, the Company's equity portfolio totaled $53.7 million and $59.8 million.

      The table below provides information about the quality and the scope of the Company's fixed maturity portfolio as of December 31, 2002:

-------------------------------- ------------------------ ------------- -------------------------- ---------------------------
                                 Fair Market Value % of      Quality*           Amortized Cost           Fair Market Value
                                 Portfolio
-------------------------------- ------------------------ ------------- -------------------------- ---------------------------

Investment Grade -
  Corporates and Municipals                  72.0%             AA+                 $824,856                  $876,333
-------------------------------- ------------------------ ------------- -------------------------- ---------------------------

U.S. Governments                              2.8%             AAA                  $31,207                    $33,684
-------------------------------- ------------------------ ------------- -------------------------- ---------------------------

U.S. Government Agencies                     25.2%             AAA                 $293,271                   $306,681
-------------------------------- ------------------------ ------------- -------------------------- ---------------------------
                                            100.0%                               $1,149,334                 $1,216,698
-------------------------------- ------------------------ ------------- -------------------------- ---------------------------

*As rated by Moody's Investors Service

-----------------------------------------

      The following table sets forth the Company's investment results for the periods indicated:

---------------------------------- --------------------------------------- ----------------------------- -------------------------
                                                                           Year ended December 31
---------------------------------- -----------------------------------------------------------------------------------------------
                                                 2002                                  2001                        2000
                                                 ----                                  ----                        ----
---------------------------------- --------------------------------------- ----------------------------- -------------------------

Average Invested Assets (1)                   $1,210,641                             $870,864                    $712,627
---------------------------------- --------------------------------------- ----------------------------- -------------------------

Net Investment Income (2)                         $59,691                             $47,375                     $38,915
---------------------------------- --------------------------------------- ----------------------------- -------------------------

Average Yield                                         4.9%                               5.4%                        5.5%
---------------------------------- --------------------------------------- ----------------------------- -------------------------

(1) Average of the aggregate invested assets at the beginning and end of each period. Invested assets include fixed maturities at amortized cost, equity securities at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

-----------------------------------------

      For additional discussion regarding the Company's investments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INVESTMENT MANAGEMENT SERVICES

      Stateco has been providing investment management services since 1993. These services are provided to all insurance companies affiliated with the Company or Mutual. Stateco has entered into an Investment Management Agreement with each of these entities, pursuant to which Stateco manages the investment portfolios of these companies and receives an investment management fee based on performance and the size of the portfolio managed for each affiliate. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

COMPETITION

      The property and casualty insurance industry is highly competitive. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See "Marketing" in the "Narrative Description of Business." The Company competes through underwriting criteria, appropriate pricing, quality service to the policyholder and the agent, and a fully developed agency relations program.

      Another underwriting and claims issue the Company is confronting is "toxic mold." This source of loss has received significant publicity in recent months, and indications are that mold claims will increase in the future. The Company believes that, under its insurance policies, the Company is not obligated to cover this kind of commonly occurring condition, particularly when remediation costs are extreme. Hence, to protect its current rate structure, the Company has filed mold limitations and exclusions on homeowner policies and certain commercial policies in all states that will accept such filings.

EMPLOYEES

      As of March 13, 2003, the Company had 2,097 employees. This includes 565 employees who had been employees of MIGI until January 1, 2002. Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

AVAILABLE INFORMATION


      STFC's internet website address is www.stfc.com. Through this internet website (found under the "SEC Filings" link), STFC makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after STFC electronically files such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Name of Executive Officer                             Principal Occupation(s)                          An Executive Officer
   and Position(s) with Company      Age                  During the Past Five Years                       of the Company Since (1)
   ----------------------------      ---                 --------------------------                       ------------------------
    Robert H. Moone,                  59      Chairman of the Board of STFC and Mutual, 1/1/01 to                      1991
          Chairman, President and             present; Chief Executive Officer of STFC and Mutual, 5/99
          Chief Executive Officer             to present; President of STFC and Mutual, 5/96 to
                                              present; Executive Vice President, 11/93 to 5/96 and
                                              prior thereto Vice President of STFC and Mutual

    Mark A. Blackburn,                51      Senior Vice President of STFC and Mutual, 3/01 to                        1999
          Senior Vice President               present; Vice President of STFC and Mutual, 8/99 to 3/01;
                                              Executive Vice President of Grange Mutual Casualty
                                              Insurance Company 4/96 to 4/99; and for more than five
                                              years prior thereto, Vice President of General
                                              Reinsurance Corporation

    Steven J. Johnston,               43      Senior Vice President of STFC and Mutual, 8/99 to                        1994
          Senior Vice President,              present; Treasurer and Chief Financial Officer of STFC
          Treasurer and Chief                 and Mutual, 4/97 to present; Vice President of STFC and
          Financial Officer                   Mutual, 5/95 to 8/99

    John R. Lowther,                  52      Senior Vice President of STFC and Mutual, 3/01 to                        1991
          Senior Vice President,              present; Secretary and General Counsel of STFC, 5/91 to
          Secretary          and              present and of Mutual 8/89 to present; Vice President of
          General Counsel                     STFC, 5/91 to 3/01 and of Mutual 8/89 to 3/01

    James E. Duemey,                  56      Vice President and Investment Officer of STFC and Mutual,                1991
          Vice President                      5/91 to present
          and Investment Officer

     Name of Executive Officer                             Principal Occupation(s)                          An Executive Officer
   and Position(s) with Company      Age                  During the Past Five Years                       of the Company Since (1)
   ----------------------------      ---                 --------------------------                       ------------------------
    William D. Hansen,                37      Vice President of Mutual, 3/00 to present; Vice President                2000
          Vice President                      of STFC, 5/00 to present; Assistant Vice President of
                                              Mutual 5/95 to 3/00

    Steven R. Hazelbaker              47      Vice President of Mutual 6/01 to present; Vice President                 2001
          Vice President                      of STFC 6/01 to present; CFO and Treasurer of  MIGI and
                                              Meridian Mutual  1994 to 6/01; Vice President of MIGI and
                                              Meridian Mutual 1995 to 6/01

    Noreen W. Johnson,                54      Vice President of STFC and Mutual, 3/98 to present;                      1998
          Vice President                      Assistant Vice President of Mutual, 3/97 to 3/98;
                                              employee of Mutual since 9/92

    Robert A. Lett,                   63      Vice President of STFC, 3/98 to present; Vice President                  1994
          Vice President                      of Mutual, 2/88 to present

    John B. Melvin,                   53      Vice President of STFC, 3/98 to present; Vice President                  1994
          Vice President                      of Mutual, 11/93 to present; and prior thereto an officer
                                              of Mutual

    Cathy B. Miley, (2)               53      Vice President of STFC, 3/98 to present; Vice President                  1995
          Vice President                      of Mutual, 3/95 to present; Assistant Secretary of
                                              Mutual, 8/92 to 3/95

    Richard L. Miley, (2)             49      Vice President of STFC, 3/98 to present; Vice President                  1995
          Vice President                      of Mutual, 5/95 to present; Assistant Vice President of
                                              Mutual, 8/87 to 5/95

    John M. Petrucci,                 44      Vice President of Mutual, 3/00 to present; Vice President                2000
          Vice President                      of STFC, 5/00 to present; employee of Mutual since 9/96

    Cynthia A. Powell,                42      Vice President of Mutual, 3/00 to present; Assistant Vice                2000
          Vice President                      President, 8/96 to 3/00; Vice President of STFC 5/00 to
                                              present; Assistant Vice President of STFC, 4/97 to 5/00;
                                              employee of Mutual since 6/90

(1) Each of the foregoing officers has been designated by the Company's Board of Directors as an executive officer for purposes of Section 16 of the Securities Exchange Act of 1934.

(2)   Richard L. Miley and Cathy B. Miley are husband and wife.

ITEM 2.     PROPERTIES

      Because the operations of the Company and Mutual are integrated with one another pursuant to the terms of the 2000 Management Agreement, the Company and Mutual share their operating facilities. See Item 1, "Management Agreement" in the "Narrative Description of Business." The Company's and Mutual's corporate headquarters are located in Columbus, Ohio in buildings owned by Mutual that contain approximately 270,000 square feet of office space. The Company and Mutual also have regional underwriting and claims office facilities that are owned by Mutual, including a 6,600 square foot branch office in Cleveland, Ohio; a 29,000 square foot branch office in Cincinnati, Ohio; and a 205,000 square foot regional office in Indianapolis, Indiana. In addition, 518 PML owns and leases to Mutual regional office facilities in Nashville, Tennessee; Greer, South Carolina; and Des Moines, Iowa. Milbank owns an office facility in Milbank, South Dakota, where Company employees provide services to Milbank agents and policyholders. SA Wisconsin leases an office facility in Onalaska, Wisconsin, where Company employees service SA Wisconsin's agents and policyholders. Mutual also leases space in Columbus, Ohio for a regional office and leases a number of small offices throughout its operating area for the claims operations of Mutual and the Company.

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



                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

STOCK TRADING

      Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 8, 2003, there were 937 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

      Initial Public Offering -- June 28, 1991, $2.25(1). The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:

    ------------------------------ ---------------------- ---------------------- -------------------
                2001                       HIGH                    LOW                DIVIDEND
                ----                       ----                    ---                --------

    ------------------------------ ---------------------- ---------------------- -------------------
    First Quarter                         $17.688                $13.313              $0.0300
    ------------------------------ ---------------------- ---------------------- -------------------
    Second Quarter                        $17.340                $12.833              $0.0300
    ------------------------------ ---------------------- ---------------------- -------------------
    Third Quarter                         $17.800                $12.300              $0.0325
    ------------------------------ ---------------------- ---------------------- -------------------
    Fourth Quarter                        $17.500                $13.100              $0.0325
    ------------------------------ ---------------------- ---------------------- -------------------

    ------------------------------ ---------------------- ---------------------- -------------------
                2002
    ------------------------------ ---------------------- ---------------------- -------------------
    First Quarter                         $17.250                $13.700              $0.0325
    ------------------------------ ---------------------- ---------------------- -------------------
    Second Quarter                        $17.019                $14.330              $0.0325
    ------------------------------ ---------------------- ---------------------- -------------------
    Third Quarter                         $16.820                $14.500              $0.0350
    ------------------------------ ---------------------- ---------------------- -------------------
    Fourth Quarter                        $16.780                $12.670              $0.0350
    ------------------------------ ---------------------- ---------------------- -------------------

(1)           Adjusted for stock splits.

      Additionally, see Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K Annual Report for a discussion of regulatory restrictions on the payment of dividends by the Company's insurance subsidiaries.

ITEM 6.     SELECTED FINANCIAL DATA

      "Selected Consolidated Financial Data" is as follows:

                      STATE AUTO FINANCIAL CORPORATION AND
               SUBSIDIARIES (a majority-owned subsidiary of State
                      Automobile Mutual Insurance Company)



SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31
                                                                        ----------------------
                                    2002          2001*       2000*     1999*      1998*      1997      1996      1995*      1994
                                    ----          -----       -----     -----      -----      ----      ----      -----      ----
STATEMENTS OF                                                  (Dollars in thousands, except per share data)
INCOME DATA:

Earned premiums                 $     896,595     555,207    397,967   392,058    356,210   320,050    304,472   296,364    225,297
Net investment income           $      59,691      47,375     38,915    34,262     32,506    31,107     29,863    28,461     22,189
Management services
  income                        $       2,638      15,586     17,594     8,727      7,945     7,367      6,774     6,377      5,170
Net realized gains on
  investments                   $       5,909       1,962      5,255     2,555      2,925     3,043      2,788     1,758      1,595
Other income                    $       2,646       3,142      3,043     3,269      2,473     1,409      1,200       525        147
                                ---------------------------------------------------------------------------------------------------
Total revenues                  $     967,479     623,272    462,774   440,871    402,059   362,976    345,097   333,485    254,398
                                ---------------------------------------------------------------------------------------------------


Income before federal
  income taxes                  $      37,790      17,976     61,444    56,985     49,605    56,638     34,792    40,953     20,294
                                ---------------------------------------------------------------------------------------------------
Net income                      $      36,995      20,615     47,714    42,816     37,497    40,998     26,407    29,894     15,835
                                ---------------------------------------------------------------------------------------------------
Earnings per common
  share(1)(2):
Basic                           $        0.95        0.53       1.24      1.05       0.89      0.99       0.64      0.73       0.39
                                ---------------------------------------------------------------------------------------------------
Diluted                         $        0.93        0.52       1.21      1.03       0.87      0.97       0.63      0.72       0.39
                                ---------------------------------------------------------------------------------------------------
Cash dividends per
  common share(1)               $        0.14        0.13       0.12      0.11       0.10      0.09       0.08      0.07       0.06
                                ---------------------------------------------------------------------------------------------------


BALANCE SHEET DATA AT YEAR END:
Total investments               $   1,272,316   1,138,656    750,870   627,305    579,966   526,363    499,277   479,908    350,639
Total assets                    $   1,592,995   1,367,496    898,106   759,945    717,520   664,384    605,385   579,194    487,282
Total notes payable             $      75,500      45,500     45,500    45,500          -         -          -         -          -
Total stockholders'
  equity                        $     463,769     400,193    386,059   317,687    340,824   297,258    247,619   225,763    175,852
Book value per
  common share(1)               $       11.89       10.28      10.01      8.29       8.11      7.11       5.98      5.48       4.29


STATUTORY RATIOS:
Loss ratio                               73.1        77.4       68.5      67.4       68.4      65.2       72.7      68.6       75.4
Expense ratio                            29.2        27.8       27.0      29.5       29.4      28.9       27.3      31.0       28.2
Combined ratio                          102.3       105.7       95.5      96.9       97.8      94.1      100.0      99.6      103.6
Industry combined ratio(3)              105.7       115.9      110.1     107.8      105.6     101.6      105.8     106.5      108.5
Ratio of net premiums
  written to statutory
  capital and surplus                    2.62        1.81       1.32      1.47       1.63      1.71       1.91      2.12       1.77

(1) Adjusted for a July 1998 2-for-1 common stock split as well as a July 1996 3-for-2 common stock split effected in the form of a stock dividend.
(2) The earnings per share amounts prior to 1997 have been restated as required to comply with SFAS No. 128.
(3) Preliminary industry information for 2002 from A.M. Best.

* Reflects change in Pooling Arrangement, effective October 1, 2001, January 1, 2000, 1999, 1998 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" is as follows:

OVERVIEW

        State Auto Financial Corporation ("State Auto Financial"), through its principal insurance subsidiaries, State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company of Ohio, formerly State Auto Insurance Company ("SA Ohio"), provides personal and commercial insurance for the standard insurance market. State Auto National Insurance Company ("National") and Mid-Plains Insurance Company ("Mid-Plains") write personal automobile insurance for risks in the nonstandard insurance market. These insurance products are marketed through the independent agency system. State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company ("Mutual"), an Ohio domiciled property and casualty insurer. State Auto Financial and its subsidiaries are referred to collectively herein as the "Company."

        Mutual's wholly-owned subsidiaries are State Auto Insurance Company of Wisconsin, formerly Midwest Security Insurance Company ("SA Wisconsin"), State Auto Florida Insurance Company ("SA Florida") and Meridian Insurance Group, Inc. ("MIGI"). MIGI's subsidiaries are Meridian Security Insurance Company ("Meridian Security"), Meridian Citizens Security Insurance Company ("Meridian Citizens") and Insurance Company of Ohio ("ICO"). ICO ceased insurance operations on October 1, 2002 and was dissolved on January 15, 2003. MIGI is also party to an affiliation agreement with Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"). Meridian Security, Meridian Citizens, ICO and Meridian Citizens Mutual are collectively referred herein as the "MIGI Insurers."

        State Auto P&C provides employees to all insurance affiliates, including Mutual and each of its affiliates. This is contractually provided for under the following management and/or cost sharing agreements: 1) the "2000 Management Agreement", to which State Auto P&C, Mutual, National, Milbank, and SA Ohio are parties. After October 1, 2001, the 2000 Management Agreement became a pure cost sharing agreement, but prior thereto, this agreement provided for a management fee based on surplus which was paid by each managed company to State Auto P&C;
2) the "Midwest Management Agreement", to which State Auto P&C, Mutual and SA Wisconsin are parties. This agreement provides for a management fee based on a percentage of direct written premiums collected by the Company for the services State Auto P&C provides; 3) the MIGI Management Agreement, effective July 1, 2002, to which State Auto P&C, Meridian Security, Meridian Citizens, and Meridian Citizens Mutual are parties. This agreement provides for a management fee equal to a percentage of the allocable employee expenses attributable to the operations of these companies paid to the Company for the services State Auto P&C provides. Each of the foregoing management agreements also apportions the actual costs of the services provided among the parties.

        Effective January 1, 2002, all employees of MIGI became employees of State Auto P&C. In conjunction with this transaction, approximately $3.6 million in net plan benefit liabilities were transferred from MIGI to State Auto P&C.

        State Auto P&C, Milbank, Farmers Casualty and SA Ohio (collectively the "Pooled Subsidiaries"), the insurance subsidiaries comprising the standard insurance segment, participate in a quota share reinsurance pooling arrangement (the "Pooling Arrangement") with Mutual. The Pooling Arrangement provides that the Pooled Subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages as outlined in the Pooling Arrangement.

        The following table sets forth a chronology of the participant changes that have occurred in the Pooling Arrangement since January 1, 1999:

---------------------------------------------------------------------------------------------
                            Pooled Subsidiaries
---------------------------------------------------------------------------------------------
                  State                Farmers                              SA          SA
                  -----                -------                              --          --
    Year *       Auto P&C    Milbank   Casualty    SA Ohio     Mutual    Wisconsin   Florida
---------------------------------------------------------------------------------------------
1999               37%         10%        3%         N/A        49%          1%        N/A
---------------------------------------------------------------------------------------------
2000-9/30/2001     39          10         3           1         46           1         N/A
---------------------------------------------------------------------------------------------
10/1/2001-2002     59          17         3           1         19           1         N/A
---------------------------------------------------------------------------------------------
Effective
1/1/2003            59         17          3          1         18.3         1         0.7
---------------------------------------------------------------------------------------------

* Time period is for the year ended December 31, unless otherwise noted.

        On January 1, 2003, the Pooling Arrangement was amended to add SA Florida as a participant. The Company's aggregate pooling participation percentage remained at 80%. At December 31, 2002, SA Florida had not commenced insurance operations; consequently, there was no impact on the Company's books at January 1, 2003 relating to the Pooling Arrangement amendment.

        In discussing Results of Operations, State Auto P&C, Milbank, Farmers Casualty, SA Ohio, National, Mid-Plains, Mutual, SA Wisconsin, Meridian Security, Meridian Citizens, ICO and Meridian Citizens Mutual are referred to collectively as the "State Auto Insurance Companies." The Pooled Subsidiaries, Mutual and SA Wisconsin are collectively referred to below as the "Pooled Companies."

        Non-insurance subsidiaries of the Company include Stateco Financial Services, Inc. ("Stateco"), which provides investment management services to affiliated companies and Strategic Insurance Software, Inc. ("S.I.S."), which develops and sells software for the processing of insurance transactions, database management systems for insurance agents and electronic interfacing of information between insurance companies and agents. S.I.S. sells its services and products to affiliated companies and their agents and markets similar services and products to nonaffiliated insurers and their agencies. 518 Property Management and Leasing, LLC ("518 PML") is engaged in the business of owning and leasing real and personal property to affiliated companies. The members of 518 PML are State Auto P&C and Stateco. The results of operations of S.I.S. and 518 PML are not material to the total operations of the Company.

        The following is a summary of several transactions that occurred in the second half of 2001 that will assist in the discussion of the Company's current period financial results:

        Effective June 1, 2001, Mutual merged with Meridian Mutual Insurance Company ("Meridian Mutual"), with Mutual continuing as the surviving corporation, and acquired MIGI. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement and the Pooled Subsidiaries assumed 53% of the Meridian Mutual business on this same date. Concurrent with this transaction, the Pooled Subsidiaries received cash of $6.4 million and fixed maturities totaling $109.7 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. The business of the former Meridian Mutual provides both standard and nonstandard personal lines and standard commercial lines to its policyholders. The principal lines of business include standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. This former Meridian Mutual business assumed by the Pooled Subsidiaries comprises the Company's "Meridian standard" and "Meridian nonstandard" segments.

        Effective October 1, 2001, the 2000 Management Agreement was amended to eliminate the management and operations services fee charged by State Auto P&C to participants to the agreement, including Mutual. As a result of the loss of this income, substantially all of State Auto P&C's services income was eliminated at that time. Consequently, beginning with the first quarter

        2002, the management and operations services segment is included in the "all other" category for segment reporting, as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment. See "Reportable Segments" included herein and footnote 15 regarding the Company's operating segments in the consolidated financial statements of the Company.

        The Pooling Arrangement was amended, effective October 1, 2001, such that the Pooled Subsidiaries' aggregate participation was increased from 53% to 80%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on October 1, 2001.

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

        As the former Meridian Mutual standard and nonstandard business continues to be written and processed through the Meridian underwriting and claims system platform, management has monitored this business as separate segments from the State Auto standard and nonstandard processed business. Monitoring of these segments separately has been necessary in order to facilitate the integration of the business as it migrates through new policies and renewals to the State Auto systems platform in which State Auto policies, pricing, underwriting, and claims philosophies are fully reflected. Over time, it is anticipated that the Meridian operating segments will decrease and eventually disappear as they become fully integrated on to the State Auto systems platform. With the addition of the former Meridian Mutual business to the Pooling Arrangement, the Company renamed the two insurance segments that existed prior to 2001 to be the "State Auto standard segment" and the "State Auto nonstandard segment" and that business consisting of the business known formerly as the Meridian Mutual business to be the "Meridian standard segment" and "Meridian nonstandard segment." Due to the integration efforts that occurred within the Meridian nonstandard segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard business will be included in the State Auto nonstandard segment.

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

        Losses and loss expenses payable are management's best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses that had initially been reserved on a formula basis which have not settled after six months, are case reserved at that time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability.

        Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed computing the acquisition costs limit the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates, and accordingly, the actual realizable value may vary from the estimated realizable value.

        At December 31, 2002, fixed maturity and equity security investments are classified as available for sale and carried at fair value. At December 31, 2001, fixed maturities are classified either as held to maturity and carried at amortized cost, or available for sale and carried at fair value. For investments classified as available for sale, the net unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income," and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.

        The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant management judgment. Among the factors management considers are market conditions, the amount, timing and length of decline in fair value, and events impacting the issuer. When a security in the Company's investment portfolio has a decline in fair value which is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

        See a discussion of other factors that may have an impact on management's best estimates at "Impact of Significant External Factors" included herein.


RESULTS OF OPERATIONS

2002 COMPARED TO 2001

        Net income for the Company increased by $16.4 million (79.5%) in 2002. Contributing to this increase was a 4.6 point improvement in the Company's GAAP combined ratio and, as more fully described above, changes made to the Company's participation in the Pooling Arrangement in the second half of 2001. Additionally, net investment income increased due to the Pooling Arrangement changes in 2001, which was offset by a decrease in the Company's management and operations service income.

        Consolidated earned premiums increased by $341.4 million (61.5%) in 2002. This increase was the result of the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001, a change in the Pooled Subsidiaries' aggregate pooling participation percentage from 53% to 80%, effective October 1, 2001 and total net internal growth of 16.3%. The addition of the former Meridian Mutual business and the pooling change increased consolidated earned premiums 45.2%. The internal growth of the State Auto standard segment's earned premiums increased consolidated earned premiums 15.1%. This increase was driven by growth in commercial lines of business due to a combination of rate changes as well as increased policy counts. Personal lines of business continued to experience sales increases over prior year due to changes in the marketplace that permitted rate increases, as well as the expansion of the new personal lines sales specialist position that contributed to increased policy counts. The internal growth of the State Auto nonstandard segment earned premiums increased consolidated earned premiums 5.4% due to a combination of rate changes and increased policy counts.

        The internal decline of the Meridian standard and nonstandard segments decreased consolidated earned premiums 4.2%. This decrease was expected, given the corrective actions taken by management in both these segments, which actions included appropriate and necessary rate increases in almost every line of business. Additionally, one of the more significant actions taken within the Meridian standard segment was the discontinuance in late 2000 of the Group Advantage(R) Program which had generated substantial underwriting losses for Meridian Mutual. The last Group Advantage(R) policy on the books terminated January 2003. Regarding the Meridian nonstandard segment, in addition to taking significant corrective rate action, beginning in late 2001, the Company implemented an integration plan to write all new nonstandard auto business produced by the former Meridian Mutual agents through the State Auto nonstandard segment, specifically through National on the National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and "point-of-sale" underwriting tools. The order of integration had been prioritized such that the states with the most need for profit improvement migrated to National first. All Meridian nonstandard auto new business is now being written through the State Auto nonstandard segment. The business that remains within the Meridian nonstandard segment is expected to decrease given this segment's historically low retention rate as well as the Company continuing to take appropriate rate increases. Fourth quarter 2002 earned premiums for the Meridian nonstandard segment comprised 0.5% of total consolidated earned premiums versus 1.8% in the same 2001 period. Consequently, beginning with the first quarter 2003, the Meridian nonstandard auto business will be included in the State Auto nonstandard segment category.

        Net investment income increased by $12.3 million (26.0%) in 2002. Contributing to the increase over the previous year was an increase in invested assets due to a transfer of $354.6 million in cash and fixed maturity securities from Mutual to the Pooled Subsidiaries in the second half of 2001. This transfer was made in conjunction with the changes made to the Pooled Subsidiaries participation in the Pooling Arrangement, as more fully described above. Total cost of invested assets at December 31, 2002 and 2001, was $1,303.0 million and $1,150.3 million, respectively. Reflecting a decline in the interest rate environment, the investment yields, based on cash equivalents, fixed and equity securities at cost were 4.9% and 5.4% for the annual periods ending 2002 and 2001, respectively. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

        Management services income, including investment management fees, decreased by $12.9 million (83.1%) in 2002. This decrease was attributable to the termination of the fee element of the 2000 Management Agreement. The service fee under the 2000 Management Agreement paid by Mutual in 2001 was $12.5 million. See "Liquidity and Capital Resources" included herein, for discussion of the overall impact of the loss of the management and operations service fee on the Company's cash flow and operations.

        Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 72.9% and 76.9% for the years 2002 and 2001, respectively. Comparison of the overall results of 2002 with those of 2001 was affected by the addition of the former Meridian Mutual business to the Pooling Arrangement. Since the former Meridian Mutual business was added to the Pooling Arrangement effective July 1, 2001, it negatively impacted the loss results of the Company only in the second half of 2001. However, in 2002 the results of the former Meridian Mutual business were included in and negatively impacted the results of the Pooling Arrangement for the entire year. Comparison of the overall results of 2002 with those of 2001 is also affected by the reserve strengthening that occurred during the second half of 2001 with respect to the Meridian segments. While the Meridian standard business continues to produce loss results poorer than the State Auto book of business (see table of GAAP loss and LAE ratios operating segments below), management believes there has been improvement in the performance of the Meridian segments due to the continuing efforts to improve pricing and risk selection applicable to these segments during 2002.

        During the quarters ended September 30, 2002 and June 30, 2002, the Pooled Companies produced a Pool loss and LAE ratio under the Stop Loss (described above) that exceeded the 70.75% threshold, thereby recovering from Mutual $2.4 million and $6.4 million in losses, respectively (total of $8.8 million for the year ended December 31, 2002). In the quarters ended December 31, 2002 and March 31, 2002, the Pooled Companies' Pool loss and LAE ratio was less than 69.25%, but more than 59.99%, thereby ceding to Mutual, under the Stop Loss $1.0 million and $0.4 million in earned premiums, respectively (total of $1.4 million for the year ended December 31, 2002). The cession activity through the Stop Loss had the effect of lowering the GAAP loss and LAE ratio by 0.9 and 1.1 points in 2002 and 2001, respectively.

        The year 2002 was the worst catastrophe year in the history of the Company on a dollar loss basis and third worst in terms of GAAP loss and LAE ratio points. During the second quarter of 2002, a series of tornadoes and hailstorms went through several of the Company's operating states, including an F4 tornado in La Plata, Maryland. This storm was the largest single catastrophe event for the Company in 2002, accounting for 3.1 GAAP loss and LAE ratio points. Overall, catastrophe losses in 2002 were 1.2 GAAP loss and LAE ratio points higher than in 2001.

        For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the 2002 and 2001 periods, respectively, except for the Meridian segments for 2001, which is for the six month period ended December 31, 2001:


-----------------------------------------------
GAAP Loss and LAE Ratio            2002   2001
                                   ----   ----
-----------------------------------------------
State Auto standard segment        69.4   65.9
-----------------------------------------------
State Auto nonstandard segment     81.2   77.3
-----------------------------------------------
Meridian standard segment          85.9  139.3
-----------------------------------------------
Meridian nonstandard segment       51.9  168.2
-----------------------------------------------
Total GAAP Loss and LAE Ratio      72.9   76.9
                                   ====   ====
-----------------------------------------------

        The State Auto standard segment GAAP loss and LAE ratio increased in 2002 to 69.4 from 65.9 in 2001. Catastrophe losses represented 5.7 points of this segment's loss results for 2002 compared to 4.4 points for 2001. With the significant increase in new business policy count came an increase in claim submissions. While general inflation has been relatively modest for the past several years, price inflation on goods and services for which insurance pays, such as medical care and repairs to automobiles and buildings, exceeded the rate of overall inflation and adversely impacted the GAAP loss and LAE ratio. The Company has reacted to this inflationary trend by filing more aggressive, cost-based, rate increases. Also contributing to the current year deterioration in the GAAP loss and LAE ratio was restrictions on the use of credit scoring in some states where the Company does business. To the extent these limitations result in higher loss ratios, the actuarial rate indications will increase resulting in larger rate increases being sought. The Company is also reviewing its credit scoring models to ensure that the premium rate derived from the model continues to accurately reflect the loss experience associated with each particular credit score range.

         Representing approximately 42% of this segment's business, personal automobile has over the last five years yielded loss results better than industry average and in fact, has produced combined ratios of less than 100.0%. While the current year results are expected again to better industry average, this line of business did experience deterioration in its current year loss ratio, specifically within the auto liability and no fault lines, which management believes is due at least in part to increasing rates of inflation applicable to the health care sector of the U.S. economy and an increased volume of new business, as noted above. Adverse loss results on workers' compensation, commercial multi peril and other liability lines of business, which collectively represents approximately 18.2% of this segment's business, also contributed to the current year loss result increase. The Company is taking substantial and necessary rate increases in rate per exposure across these lines of business. Workers' compensation continues to be one of the most volatile lines that the Company provides and for this reason the Company has always maintained a particularly conservative posture on pricing in this line.

        The State Auto nonstandard segment GAAP loss and LAE ratio increased in 2002 to 81.2 from 77.3 in 2001. This segment experienced more volatility in 2002, especially in those states experiencing substantial premium growth due to policy count increases. As described above, contributing to this growth has been the addition of National's product to agents who wrote the former Meridian Mutual's nonstandard auto business. While nonstandard automobile tends to be a more volatile line of business than standard automobile, management continually monitors this segment's premium rate adequacy. Management has been paying particular attention to the adequacy of these rates in these growth states, as well as risks written in certain agencies, and is reacting accordingly by increasing rates and working with those agencies regarding risk selection.

        The Meridian standard segment GAAP loss and LAE ratio for 2002 was 85.9 compared to 139.3 for the six month period ended December 31, 2001. Comparison of the overall results of 2002 with those of 2001 is affected by the reserve strengthening that occurred during the second half of 2001 within this segment. Catastrophe losses represent approximately 7.0 points of this segment's loss results for both the 2002 and 2001 periods. While the Meridian standard business continues to produce loss results worse than the State Auto book of business, management believes there has been improvement in this segment due to the necessary and continued efforts that began in 2001, e.g. seeking adequate cost-based rates, re-underwriting commercial renewals to be certain that risks written are within the State Auto underwriting guidelines and discontinuing the Group Advantage(R) Program.

        The Meridian non-standard segment GAAP loss ratio for 2002 was 51.9 compared to 168.2 for the six month period ended December 31, 2001. This segment was also significantly impacted by case reserve strengthening that occurred during the second half of 2001. Similar to the Meridian standard segment, largely contributing to the current year loss results has been the substantial rate increases the Company implemented in 2001 and 2002.

        Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), were 29.5% and 30.1% for the years 2002 and 2001, respectively. Management continually focuses its attention on improving its GAAP expense ratio, which is especially critical during a period of substantial top line growth.

        Interest expense relates to the $45.5 million line of credit agreement the Company entered into with Mutual in 1999 and the $15.0 million surplus note agreement entered into with an affiliate on September 30, 2002. See additional discussion in the "Liquidity and Capital Resources" section included herein.

        The 2002 underwriting improvement, coupled with net investment income being largely comprised of tax-exempt income, produced an effective tax expense rate in 2002 of 2.1% versus an effective tax benefit of 15% in 2001. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 8 in the notes to the Company's consolidated financial statements.

2001 COMPARED TO 2000

        Net income for the Company decreased $27.1 million (56.8%) in 2001. Contributing to this decease was an increase in the Company's GAAP combined ratio to 107.0% from 98.4% in 2000. Negatively impacting the Company's insurance operations in 2001 were the loss results of the former Meridian Mutual business, assumed by the Pooled Subsidiaries beginning in July 2001, and a decrease in the Company's management and operations service fee income.

        Consolidated earned premiums increased $157.2 million (39.5%). This increase was principally the result of the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001, and a change in the Pooled Subsidiaries' aggregate pooling participation percentage from 53% to 80%, effective October 1, 2001. These actions increased consolidated earned premiums 30.9%. The internal growth of the State Auto standard segment's earned premiums increased consolidated earned premiums 6.8%. This increase has been largely driven by growth in commercial lines of business over the last twelve months; however, during the last half of the calendar year, personal lines of business began to experience sales increases. Management believes the personal lines sales increases are due to changes in the market place and to its establishing the position of Personal Lines Sales Specialist. The internal growth of the State Auto nonstandard segment earned premiums increased consolidated earned premiums 2.0%. Production levels in this segment continued to improve during 2001 as a result of improved processing routines for agents and the easing of competitive pricing pressures it had felt from certain market leaders in the first half of 2000. The internal growth of both the Meridian standard and nonstandard segment on consolidated earned premium was flat. See discussion below regarding management's action during 2001 on the Group Advantage(R) Program as well as management's response to adequacy of premium rate levels within the standard segment and the Company's plan on integration with regard to the Meridian nonstandard segment.

        Net investment income increased $8.5 million (21.7%) in 2001. Contributing to the increase over the previous year was an increase in investable assets due to a transfer of cash and fixed maturity securities from Mutual totaling $354.6 million to the Pooled Subsidiaries in conjunction with the Pooled Subsidiaries assuming 53% of the former Meridian Mutual business on July 1, 2001 and the change in the Pooled Subsidiaries pooling participation percentages, effective October 1, 2001, from 53% to 80%. Total cost of investable assets at December 31, 2001 and 2000, was $1,150.3 million and $741.1 million, respectively.

        The investment yields, based on cash equivalents, fixed maturities and equity securities at cost, were 5.4% and 5.5% for the annual periods ending 2001 and 2000, respectively. During 2001, the Company experienced an increase in the number of calls over prior years on higher yielding fixed maturities. Monies from these calls were reinvested at lower rates. See further discussion regarding investments at the "Liquidity and Capital Resources," "Investments" and "Market Risk" sections, included herein.

        Management services income, including investment management fees, decreased $2.0 million (11.4%) to $15.6 million for the year ended December 31, 2001. This decrease was attributable to the resolution of the disagreement between the Company and Ohio Department of Insurance regarding the recognition of the service fee paid by Mutual to State Auto P&C. The service fee under the 2000 Management Agreement paid by Mutual in 2001 was $12.5 million down from $14.5 million in 2000. See "Liquidity and Capital Resources" included herein, for discussion of the overall impact of the loss of the management and operations service fee on the Company's cash flow and operations.

        Losses and loss expenses increased $154.9 million (56.9%) and as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 76.9%% and 68.4% for the years 2001 and 2000, respectively. During the fourth quarter of 2001, the Pooled Subsidiaries produced a loss ratio under the Stop Loss (described above) that exceeded the 80% threshold, thereby recovering the full layer of $6.2 million from Mutual. Adversely impacting the current year results were the loss results of the former Meridian Mutual business assumed by the Pooled Subsidiaries.

        For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the 2001 and 2000 periods, respectively, except for the Meridian segments for 2001, which is for the six month period ended December 31, 2001:

-----------------------------------------------
GAAP Loss and LAE Ratio            2001   2000
                                   ----   ----
-----------------------------------------------
State Auto standard segment        65.9   67.4
-----------------------------------------------
State Auto nonstandard segment     77.3   81.4
-----------------------------------------------
Meridian standard segment         139.3      -
-----------------------------------------------
Meridian nonstandard segment      168.2      -
                                  -----   ----
-----------------------------------------------
Total GAAP Loss and LAE Ratio      76.9   68.4
                                   ====   ====
-----------------------------------------------

        The Company's State Auto standard segment reflected an improvement in its GAAP loss and LAE ratio in 2001 to 65.9 from 67.4 in 2000. This segment's largest line of business, automobile, reflected a 1.5 point improvement in 2001 from 2000. This segment's next largest line of business, homeowners, has experienced some deterioration in its GAAP loss and LAE ratio over the last several years. Management has been monitoring this line of business and has taken some corrective action through rate increases and improved underwriting techniques such as credit scoring.

        The Company's State Auto nonstandard segment experienced an improvement in its GAAP loss and LAE ratio in 2001 to 77.3 from 81.4 in 2000. In 2000, this segment began experiencing some volatility in loss activity in those states where National began operations in 1999. Consequently, management began monitoring the premium rate adequacy in these new states and reacted accordingly throughout 2000 and 2001 by increasing rates in these new states. Additionally, this segment has implemented a number of underwriting tools, including "point-of-sale" underwriting as well as the use of credit scoring. Management believes these two tools have contributed to this segment's profit improvement.

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

        Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), were 30.1% and 30.0% for the years 2001 and 2000, respectively. Impacting the current year expenses was approximately $1.3 million (0.2%) related to the Company's estimate of its future guaranty fund assessments related to the Reliance Insurance Company insolvency that was announced during the fourth quarter of 2001.

        Interest expense relates to the line of credit agreement the Company entered into with Mutual during the second quarter of 1999 to assist in the funding of its stock repurchase program. See additional discussion in the "Liquidity and Capital Resources" section included herein.

        Other expense as a percentage of earned premiums, were 1.6% and 1.7% for the year 2001 and 2000, respectively. Other expense for 2000 included $530,000 in interest relating to the return of premiums to the policyholders in the state of North Carolina as a result of settlement of rate litigation with the North Carolina Department of Insurance. Absent this interest charge in 2000, other expense, as a percentage of earned premiums, was comparable between the two time periods.

        During 2001, the Company experienced an underwriting loss on its insurance operations, largely due to the loss results of the former Meridian Mutual business assumed by the Pooled Subsidiaries. This underwriting loss, coupled with net investment income being largely comprised of tax-exempt income, produced an effective tax benefit in 2001 of 15% versus an effective tax expense of 22% in 2000. For additional clarification, see the reconciliation between actual federal income taxes and the amount computed at the statutory rate as detailed in footnote 8 in the notes to the Company's consolidated financial statements.

REPORTABLE SEGMENTS

        The Company's reportable segments are: State Auto standard insurance, State Auto nonstandard insurance, Meridian standard insurance, Meridian nonstandard insurance, and investment management services. The profits (losses) of these segments are monitored by management on an unconsolidated basis, as reflected in footnote 15, Reportable Segments, in the Company's consolidated financial statements and therefore do not reflect adjustments for transactions with other segments or realized gains or losses on sales of investments. The following table reflects segment profit (loss) for the years ended 2002, 2001, and 2000, except for the Meridian segments for 2001, which is for the six month period ended December 31, 2001:

---------------------------------------------------------------------------------------
                                             2002              2001              2000
                                             ----              ----              ----
---------------------------------------------------------------------------------------
                                                    (Dollars in thousands)
---------------------------------------------------------------------------------------
 State Auto standard insurance               $37,537           $45,664          $35,579
---------------------------------------------------------------------------------------
 State Auto nonstandard insurance              1,538             1,378            (116)
---------------------------------------------------------------------------------------
 Meridian standard insurance                (15,376)          (44,397)                -
---------------------------------------------------------------------------------------
 Meridian nonstandard insurance                2,537           (5,933)                -
---------------------------------------------------------------------------------------
 Investment management services                6,402             5,965            5,354
---------------------------------------------------------------------------------------
 All other                                     1,916            16,326           18,457
                                               -----            ------           ------
---------------------------------------------------------------------------------------
 Total segment profit                        $34,554           $19,003          $59,274
                                             =======           =======          =======
=======================================================================================

        The decrease in the Company's 2002 profit within the State Auto standard insurance segment is primarily due to an increase in this segment's current year loss experience as discussed at "2002 Compared to 2001" in "Results of Operations." Increased top line growth, as well as an increase in the State Auto nonstandard segment's net investment income, despite deterioration in its loss results, contributed positively to this segment's profit in 2002. Improvement in the Company's 2001 segment profit within the State Auto standard and nonstandard insurance segments was primarily due to an improvement in these segments' loss experience and management's response to premium rate inadequacy as discussed at "2001 Compared to 2000" in "Results of Operations." As discussed above, management continually monitors these segments' premium rate adequacy and seeks adequate cost-based rates.

        Comparison of the segment profit (loss) results of 2002 with that of 2001 for the Meridian segments was affected by the reserve strengthening that occurred during the second half of 2001. While management recognizes that the Meridian standard business continues to produce loss results poorer than the State Auto standard segment, it believes its integration efforts that began in 2001, as discussed at "2001 Compared to 2000," has improved this segment's results.

        The increase in segment profit of the investment management segment in 2002 and 2001 was the result of this segment providing its services to the Meridian Insurers beginning June 1, 2001. This segment's revenue is based on the average fair value of the portfolio of the companies managed, which is largely comprised of fixed maturities. During 2002 and 2001, the investment management segment profit increased as managed invested assets increased.


        As discussed above, beginning with the first quarter of 2002, the management and operations services segment is now included in the "all other" category for segment reporting as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment. All other segment profits, including management and operations services, decreased in 2002 and 2001. The termination of the service fee under the 2000 Management Agreement was due to the resolution of the disagreement between the Company and Ohio Department of Insurance regarding the service fee paid by Mutual to the Company in 2001. See discussion at "2002 Compared to 2001" and "2001 Compared to 2000" in "Results of Operations." For additional information on the Company's reportable segments, see footnote 15 on "Reportable Segments" in the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity refers to the ability of a company to generate adequate amounts of cash to meet its needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income and investments as they mature. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

        Overall net cash provided by operating activities was $126.6 million in 2002, $63.5 million in 2001 and $87.7 million in 2000. The increase in 2002 is largely attributable to the prior year changes to the Pooled Subsidiaries participation in the Pooling Arrangement. In the second half of 2001, the Pooled Subsidiaries received cash of $8.6 million and fixed maturities of $346 million from Mutual as a result of adding the Meridian Mutual business to the Pooling Arrangement and changing the pooling participation percentage of the Pooled Subsidiaries from 53% to 80%. In 2000 there was a cash transfer of $18.6 million to the Pooled Subsidiaries in connection with the 2000 amended Pooling Arrangement, as well as a cash transfer of $28.1 million to State Auto P&C from Mutual relating to the net pension and post-retirement plan liabilities assumed by State Auto P&C relating to the transfer of employees of Mutual as of January 1, 2000. Prior to 2000, State Auto P&C provided only executive management services to all insurance affiliates. Absent the impact of these transactions in 2001 and 2000, net cash provided by operating activities was $54.9 million and $40.9 million, respectively. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing opportunities for increased investment and financing needs. The combination of the elimination of the relatively consistent cash flow from the management and operations services fee from Mutual in 2001 along with significantly larger insurance segments is expected to result in more volatility going forward but will also provide opportunity for increased earnings and cash flows from operations.

        Overall net cash used in investing activities was $85.6 million during 2002, $55.3 million in 2001 and $90.9 million during 2000. The respective year's investing activity was reflective of the cash flow generated from operations discussed above. During 2002 the Company experienced fluctuating activity within its fixed maturity portfolio. Call activity in 2002 continued in response to the declines in the interest rate environment. While the Company continued to focus its attention on improving the loss results of the Meridian book of business, which has put upward pressure on the Company's overall loss experience in recent years, the Company increased its sale activity of its fixed maturities in an effort to increase its taxable position in its investment portfolio. Monies generated from the call and sale activity have been reinvested at lower yielding rates.

        Cash provided by financing activities consists of proceeds from issuance of debt and common stock and cash used to acquire treasury shares and pay dividends to shareholders. Overall net cash provided by financing activities was $25.0 million in 2002, $0.5 million in 2001 and $10,000 in 2000. Net cash provided by financing activities increased during 2002 primarily due to net proceeds from issuance of debt (see discussion below), partly offset by payments to re-purchase Company common shares. During 2001 net cash provided by financing activities increased due to an increase in net proceeds from issuance of common stock over 2000.

        Mutual, whose ownership in State Auto Financial is approximately 67%, has waived its right to receipt of the dividends declared by State Auto Financial since 1994 in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in support of underwriting operations which in turn is expected to increase the statutory surplus of Mutual. In years before 2002, prior to the declaration of each dividend by State Auto Financial, Mutual's directors reviewed the facts and circumstances then present in deciding whether to waive such dividend. Beginning in 2002, the issue of the waiver of Mutual's dividend on its shares of State Auto Financial was referred to the Independent Committee of the board of directors of Mutual. It met and determined that it would review dividend waiver decisions on an annual basis. For the year 2002, this committee of Mutual's board of directors decided to waive Mutual's dividends that might be declared by the board of directors of State Auto Financial for 2002 in order to take better advantage of the investment opportunity State Auto Financial represents for Mutual. In 2003, once again this matter was referred to the Independent Committee of the Mutual board which determined to waive Mutual's right to receipt of dividends declared by State Auto Financial for the year 2003.

        Impacting cash provided by financing activities during 2002, 2001 and 2000 was State Auto Financial's Board of Directors' approving plans to repurchase shares of its common stock from the public. In March 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to December 31, 2003. During 2002, the Company repurchased 396,000 shares from the public for a total of $6.3 million. Impacting cash used in financing activities during 2001 and 2000 was a 2000 stock repurchase plan approved to purchase up to
1.0 million of State Auto Financial's common stock from the public ending December 31, 2001 (the "2000 Repurchase Plan"). In 2001 and 2000, the Company repurchased approximately 25,000 shares each year from the public for a total of $0.4 million and $0.3 million, respectively.

        In conjunction with a 1999 Repurchase Plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million. The interest rate is adjustable annually on each January 1 to reflect adjustments in the then current prime lending rate as well as State Auto Financial's current financial position. The interest rate was 4.75%, 5.0% and 6.0% for 2002, 2001 and 2000, respectively. Beginning January 1, 2003, the interest rate on this credit agreement will be 4.25%. Commencing in 2001, principal is due upon demand, with final payment to be received on or prior to December 31, 2005

        Effective September 30, 2002, Milbank entered into a $15.0 million surplus contribution note with Meridian Security. Subject to the condition described below and other terms of the note, the maturity date is September 30, 2012. The interest rate is equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (4.59%) and is adjustable October 1, 2007, to the then current U.S. Treasury ten-year note yield plus 100 basis points for the remaining term of the note. Interest is accrued, but all payments of principal or interest may be made only with the prior written approval of the South Dakota Director of Insurance, Milbank's domiciliary state. Interest is scheduled to be paid semiannually in arrears beginning March 30, 2003.

        The purpose of this surplus contribution note was to lower Milbank's net written premium to statutory surplus ratio (the "leverage ratio"). The increase in Milbank's leverage ratio resulted from an unusual rate of written premium growth over the last eighteen months due to a combination of increased top line growth and an increase in the Company's pooling participation percentage, effective October 1, 2001 (Milbank's pooling percentage increased from 10% to 17%), as well as the addition of the former Meridian Mutual business to the Pooling Arrangement, effective July 1, 2001. Also affecting its leverage ratio had been the increased losses sustained by the Company during the period of transition of the former Meridian Mutual book of business. At December 31, 2002, Milbank's leverage ratio is 2.4 to 1.

        Effective December 23, 2002, State Auto Financial entered into a 364 day $15.0 million term loan note agreement with a bank. Interest adjusts quarterly and accrues based on LIBOR plus 75 basis points (2.15% at December 31, 2002). Interest on the note is 2.15% through March 23, 2003 and 2.027% for the period March 24, 2003 through September 23, 2003. The purpose of this term loan note was to contribute additional capital to State Auto P&C to improve this company's leverage ratio. The reason for the increase in State Auto P&C's leverage ratio is similar to that of Milbank's, which is described above. State Auto P&C's pooling percentage increased from 39% to 59%, effective October 1, 2001. At December 31, 2002, State Auto P&C's leverage ratio is 2.6 to 1.

        At December 31, 2002, National's leverage ratio is 4.4 to 1 compared to
2.0 to 1 at December 31, 2001. The increase in the 2002 leverage ratio is the result of this company's substantial current year net written premium growth. Management believes the leverage ratios for Milbank, State Auto P&C and National are higher than is optimal. Management is in the process of considering alternatives and developing a plan to improve these ratios. It is likely there will be a cost to the Company attendant to generating additional surplus within these three insurance subsidiaries, but no details are known at this time.

        The National Association of Insurance Commissioners ("NAIC") maintains risk-based capital requirements for property and casualty insurers. Risk-based capital is a formula that attempts to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, loss reserve adequacy and other business factors. Applying the risk-based capital requirements as of December 31, 2002, each of the State Auto Insurance Companies surpassed all standards established by the formula.

        The State Auto Insurance Companies are participants in a catastrophe reinsurance program. The amount retained by the State Auto Insurance Companies is $40.0 million for each occurrence. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided. State Auto P&C assumes catastrophe reinsurance from Mutual, Milbank, SA Wisconsin, Farmers Casualty, SA Ohio, National, Mid-Plains and the Meridian Insurers, in the amount of $100 million excess of $120 million. This layer of $100 million in excess of $120 million has been excluded from the Pooling Arrangement. There have been no losses assumed under this agreement.

        To provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial has continued a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the "Lenders") to provide up to $100.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding.

        State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2002, there has been no adverse development of the liability.

        On March 7, 2003, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.035 per common share, payable on March 31, 2003, to shareholders of record on March 17, 2003. This is the 47th consecutive cash dividend declared by State Auto Financial's Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for eleven consecutive years.

        The maximum amount of dividends that may be paid to State Auto Financial during 2003 by its insurance subsidiaries without prior approval under current law is limited to $35.3 million. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

          As discussed above, there was particular emphasis throughout 2002 and 2001 on improving the former Meridian Mutual book of business, which is expected to continue in 2003. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, have been key factors in the Company's underwriting results over the last several years. The Company remains active in the personal and commercial markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines of business it believes offer the most profit potential.

OTHER DISCLOSURES

INVESTMENTS

        Stateco performs investment management services (the investment management services segment) on behalf of the Company and Mutual and its subsidiaries. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

        The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturities that may be sold due to changing investment strategies are categorized as available for sale and are carried at fair value. At December 31, 2002, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans. The following table provides information regarding the quality distribution of the Company's fixed maturity portfolio at December 31, 2002:

--------------------------------------------------------
                                 Percentage   Quality(1)
--------------------------------------------------------
Corporate and Municipal Bonds         72.0%    AA+
--------------------------------------------------------
U.S. Governments                       2.8%    AAA
--------------------------------------------------------
U.S. Government Agencies              25.2%    AAA
                                      -----
--------------------------------------------------------
Total                                100.0%
                                     ======
--------------------------------------------------------

(1) As rated by Moody's Investors Service

        Despite the volatility in the equity market during 2002, the Company continued its direction of moderately increasing its equity portfolio investments to enhance growth of statutory surplus over the long term. Gains and losses on the sale of equity securities are computed using the first-in, first-out method. The Company's current investment strategy does not rely on the use of derivative financial instruments.

        At December 31, 2002 all investments in fixed maturity and equity securities were held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership investments that are carried at fair value, and as presented in the table below, represent approximately 0.2% of the Company's overall investment portfolio. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income. Effective December 31, 2002, the Company transferred all of its investments previously classified as held to maturity to the available for sale category to align the investment portfolio with management's investment policy. For fixed maturities classified as held to maturity, unrealized holding gains or losses were not reflected in the accompanying consolidated financial statements; rather they were carried at amortized cost. Upon transfer of the held to maturity investments to available for sale at December 31, 2002, the held to maturity investments' amortized cost, fair value and net unrealized gain were $19.1 million, $20.4 million and $1.3 million, respectively, and therefore other comprehensive income of $0.8 million, net of deferred taxes, was recognized.

        The following table provides the composition of the Company's investment portfolio at December 31, 2002 and 2001, respectively:

--------------------------------------------------------------------------------------------------
              (Dollars in thousands)                    2002                     2001
                                                        ----                     ----
--------------------------------------------------------------------------------------------------
                                                                   %                          %
--------------------------------------------------------------------------------------------------
Fixed maturities:
--------------------------------------------------------------------------------------------------
    Held to maturity, at amortized cost          $        -          -        $   27,406     2.4%
--------------------------------------------------------------------------------------------------
    Available for sale, at fair value             1,216,698      95.6%         1,051,405    92.3%
--------------------------------------------------------------------------------------------------
Equity securities, at fair value                     53,710       4.2%            59,845     5.3%
--------------------------------------------------------------------------------------------------
Other invested assets, at fair value                  1,908       0.2%                 -        -
                                                      -----       ----                 -        -
--------------------------------------------------------------------------------------------------
Total investments                                $1,272,316     100.0%        $1,138,656   100.0%
                                                 ==========     ======        ==========   ======
--------------------------------------------------------------------------------------------------

        The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant management judgment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, and events impacting the issuer. When a security in the Company's investment portfolio has a decline in fair value which is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

        The Company reviewed its investments at December 31, 2002, and determined no other than temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment which includes, market conditions, amount, timing and length of decline, as well as events impacting the issuer, among other factors. The evaluation of investments for other than temporary impairment requires management to make judgments and estimates regarding the evidence known. Such judgments and estimates could change in the future as more information becomes known which could negatively impact the amounts reported herein. At December 31, 2002, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2002.

        The following table provides detailed information on the Company's investment portfolio for its gross unrealized gains and losses, adjusted for investments with other than temporary impairment at December 31, 2002:


------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                               Gross          Gain          Gross
December 31, 2002                            Cost or        unrealized     number of      unrealized    Loss number
Investment Category                       amortized cost   holding gains   positions    holding losses  of positions     Fair value
------------------------------------------------------------------------------------------------------------------------------------
           Fixed Maturities
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities & obligations        $214,809        $11,016            75            $132             4          $225,693
------------------------------------------------------------------------------------------------------------------------------------
States & political subdivisions                696,191         41,574           357             444            12           737,321
------------------------------------------------------------------------------------------------------------------------------------
Corporate securities                           128,631         10,453            58              72             4           139,012
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities of U.S.
Gov. Agencies                                  109,703          4,969            54               -             -           114,672
                                               -------          -----            --               -             -           -------
------------------------------------------------------------------------------------------------------------------------------------
   Total fixed maturities                    1,149,334         68,012           544             648            20         1,216,698
------------------------------------------------------------------------------------------------------------------------------------
           Equity Securities
------------------------------------------------------------------------------------------------------------------------------------
Technologies                                     4,135            368             6           1,136             5             3,367
------------------------------------------------------------------------------------------------------------------------------------
Pharmaceuticals                                  6,716            930             4             479             2             7,167
------------------------------------------------------------------------------------------------------------------------------------
Financial services                              16,194          1,565            10           2,194            14            15,565
------------------------------------------------------------------------------------------------------------------------------------
Manufacturing & other                           28,792          3,285            15           4,466            25            27,611
                                                ------          -----            --           -----            --            ------
------------------------------------------------------------------------------------------------------------------------------------
   Total equity securities                      55,837          6,148            35           8,275            46            53,710
                                                ------          -----            --           -----            --            ------
------------------------------------------------------------------------------------------------------------------------------------
Other invested assets                            1,857             51             1               -             -             1,908
                                                 -----             --             -               -             -             -----
------------------------------------------------------------------------------------------------------------------------------------
Total                                       $1,207,028        $74,211           580          $8,923            66        $1,272,316
                                            ==========        =======           ===          ======            ==        ==========
------------------------------------------------------------------------------------------------------------------------------------

        The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are summarized as follows:

-----------------------------------------------------------------------------------------------
                                                                 Amortized               Fair
(Dollars in thousands)                                              Cost                Value
-----------------------------------------------------------------------------------------------
Due after 1 year or less                                        $    5,363          $    5,409
-----------------------------------------------------------------------------------------------
Due after 1 year through 5 years                                    40,173              43,368
-----------------------------------------------------------------------------------------------
Due after 5 years through 10 years                                 288,170             306,308
-----------------------------------------------------------------------------------------------
Due after 10 years                                                 705,960             746,942
                                                                   -------             -------
-----------------------------------------------------------------------------------------------
   Subtotal                                                      1,039,666           1,102,027
-----------------------------------------------------------------------------------------------
Mortgage-backed securities                                         109,668             114,671
                                                                   -------             -------
-----------------------------------------------------------------------------------------------
   Total                                                        $1,149,334          $1,216,698
                                                                ==========          ==========
-----------------------------------------------------------------------------------------------

        Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

        For 2002, included in realized losses of equity securities below, was $2,221,000 ($329,000 on equity securities sold and $1,892,000 on equity securities held at year end) recognized related to other than temporary impairment on 5 equity positions and none for 2001 and 2000. There were no individually material equity securities for which the Company recognized other than temporary impairments in 2002. There was no other than temporary impairment of fixed maturities for 2002, 2001 and 2000. The individual circumstances impacting the other than temporary impairments recognized in 2002 did not impact other investments.

        The securities sold during 2002, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, and as discussed above, to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses are summarized as follows:

----------------------------------------------------------------------------------
(Dollars in thousands)                                 Realized     Fair Value at
                                                       --------     -------------
For the year ended December 31, 2002                 Gains/Losses        Sale
                                                     ------------        ----
----------------------------------------------------------------------------------
Realized gains:
----------------------------------------------------------------------------------
   Fixed maturities                                       $12,661        $310,333
----------------------------------------------------------------------------------
   Equity securities                                        2,047           8,059
                                                            -----           -----
----------------------------------------------------------------------------------
Total realized gains                                       14,708         318,392
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
Realized losses:
----------------------------------------------------------------------------------
   Fixed maturities                                         2,814          53,261
----------------------------------------------------------------------------------
   Equity securities                                        5,985           4,657
                                                            -----           -----
----------------------------------------------------------------------------------
Total realized losses                                       8,799          57,918
                                                            -----          ------
----------------------------------------------------------------------------------
Net realized gains on investments                          $5,909        $376,310
                                                           ======        ========
----------------------------------------------------------------------------------

MARKET RISK

        Investable assets comprise approximately 85.9% of the Company's total assets. Of the total investable assets, 88.9% are invested in fixed maturities, 3.9% in equity securities and the remaining in cash and cash equivalents.

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

        The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. At

December 31, 2002, the Company's fixed maturity portfolio had an average maturity of 15.2 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. As indicated in the table above, the fixed maturity portfolio is of high quality with all holdings in either Government obligations, municipal, or corporate obligations. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities at December 31, 2002, is presented in tabular form above.

        The Company's primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company has no exposure to foreign currency exchange rate risk nor does it rely on the use of derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company categorizes its fixed maturities as available for sale. Also, the Company does not maintain a trading portfolio.

        The Company's investment portfolio grew 17.1% during 2002 to $1,368.3 million at December 31, 2002 from $1.168.7 million at December 31, 2001. This growth was generated primarily from cash flow provided by operations and an increase in the unrealized gains of fixed maturities, partly offset by a decline in the overall equity market.

        The equity markets declined during 2002 and 2001, the first time since the 1973 and 1974 bear markets in which the market also declined two years in a row. During 2002, the Company's equity portfolio decreased $11.6 million to a cumulative unrealized loss of $2.1 million at December 31, 2002 from a cumulative unrealized gain position of $9.5 million at December 31, 2001.

        During 2002 the fixed maturity fair values increased as the interest rate environment decreased. The Company's fixed maturity portfolio cumulative unrealized gains increased $58.5 million to $67.4 million at December 31, 2002 from $8.9 million in cumulative unrealized gains at December 31, 2001.

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

PRINCIPAL AMOUNT MATURING IN:
(Dollars in thousands)

                   2003      2004     2005     2006     2007     Thereafter   Total       Fair Value
                   ----      ----     ----     ----     ----     ----------   -----       ----------
Fixed interest
rate securities    $14,544   5,783    8,302    21,605   8,653    1,079,266    1,138,153   $1,216,698

Average
Interest rate      5.56%     6.01%    6.17%    5.81%    5.89%    5.25%        5.31%

LOSSES AND LOSS EXPENSES PAYABLE

        The Company's management conducts periodic reviews of loss development reports and makes judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by management in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims' settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, late reported claims, entry errors, and other reasonableness tests.

        Management's best estimate ("MBE") for National, Mid-Plains and the Pooled Subsidiaries share of the Pooled Companies loss and allocated loss adjustment expense reserve ("Loss and ALAE Reserve") at December 31, 2002, is $618,673,000 compared with an actuarial point estimate of $618,302,000 that is within a projected range of $593,156,000 to $644,692,000. The actuarial point estimate and MBE are not materially different. These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the Pooled Subsidiaries participation in the inter-company Pooling Arrangement. Therefore these values cannot be compared to other loss and loss expenses payable tables included elsewhere within the Company's Form 10-K. Ranges provide a quantification of the variability in the reserve projections, while the point estimates establish a mean, or expected value for the ultimate reserve. The MBE of loss reserves considers the Actuary's point estimate, or expected value, to be a reasonable and appropriate position within the range. The following table provides a reconciliation of MBE of the Company's direct Loss and ALAE Reserve to the Company's net loss and loss expenses payable at December 31, 2002. The Pooled Subsidiaries net additional share of transactions assumed from Mutual through the Pooling Arrangement has been reflected in the table below as Assumed by Pooled Subsidiaries:

-------------------------------------------------------------------------
Direct Loss and ALAE Reserve (1):                          (in thousands)
-------------------------------------------------------------------------
   Pooled Subsidiaries, National and Mid-Plains              $289,845
-------------------------------------------------------------------------
   Assumed by Pooled Subsidiaries                             328,828
                                                             --------
-------------------------------------------------------------------------
Total direct loss and ALAE reserve                            618,673
                                                             --------
-------------------------------------------------------------------------
Direct unallocated loss adjustment expense ("ULAE") (1):
-------------------------------------------------------------------------
   Pooled Subsidiaries, National and Mid-Plains                17,413
-------------------------------------------------------------------------
   Assumed by Pooled Subsidiaries                              14,689
                                                             --------
-------------------------------------------------------------------------
Total direct ULAE                                              32,102
                                                             --------
-------------------------------------------------------------------------
Direct salvage and subrogation recoverable:
-------------------------------------------------------------------------
   Pooled Subsidiaries, National and Mid-Plains               (13,538)
-------------------------------------------------------------------------
   Assumed by Pooled Subsidiaries                             (13,555)
                                                             --------
-------------------------------------------------------------------------
Total direct salvage and subrogation recoverable              (27,093)
                                                             --------
-------------------------------------------------------------------------
Reinsurance recoverable                                        (8,825)
-------------------------------------------------------------------------
Assumed reinsurance                                             3,278
-------------------------------------------------------------------------
Reinsurance Assumed by Pooled Subsidiaries                    (26,002)
                                                             --------
-------------------------------------------------------------------------
Total losses and loss expenses payable, net of
reinsurance recoverable on losses and loss
expenses payable of $8,825                                   $592,133
                                                             ========
-------------------------------------------------------------------------

        (1) ALAE are those costs that can be related to a specific claim, which may include attorney fees, external claims adjusters, and investigation costs, among others. ULAE are those costs incurred in settling claims, such as in-house processing costs, for which no identification can be made to specific claims. ALAE and ULAE comprise the loss expense portion of the total loss and loss expenses payable.

        The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

        The preceding paragraphs briefly describe certain factors management considers in estimating the ultimate liability for losses and loss expenses. With respect to the auto line of business, which represents almost half of the Company's total reserves, the most significant external variable is legal developments. As discussed in "Impact of Significant External Factors" below, court decisions have a significant impact on the property and casualty insurance industry. Some of these decisions have a more prospective effect as, for example, when contract provisions relating to third party coverages are construed in ways not anticipated by the Company. Other court decisions have more of a retroactive effect, in particular in the auto insurance line. Auto insurance tends to be a line of business more regulated by statutes; consequently, the courts tend to have more of an opportunity to construe these statutes and apply their interpretations to existing contracts. Uninsured motorists and underinsured motorists (collectively "UM") are statutory coverages in almost every state where the Company does business. When courts construe UM statutes in a manner which is adverse to the Company and the industry, the effect of that decision is typically retroactive, because, legally speaking when the court interprets a statute it is as though the statute was always construed in that manner. This retroactive effect is exacerbated in UM cases (and other first party coverage cases) because the statute of limitations applicable to UM claims and other first party coverages can be as long as 15 years. Claims that had been closed or not even presented, going back as long as 15 years, can be re-born by an adverse court decision. The Company considers the impact of adverse court decisions of which it has become aware when it sets ultimate loss and LAE reserves for auto insurance as well as other lines to the extent those lines may be retroactively affected by such matters.

        The effect of court decisions is also apparent in the commercial lines of coverages such as commercial multi-peril and other liability and products liability. Courts can expand coverage or void exclusions which can increase the Company's exposure to claims. Some of these third party claims may still be brought within the statute of limitations applicable to such third party claims and expose the Company to some retroactive liabilities. These liabilities are sought to be addressed by the ultimate loss and LAE reserve that is the Company's estimate of loss and loss expenses payable.

        It is not feasible to quantify the impact of judicial decisions by the courts that may have retroactive effect because the Company cannot foresee, among the range of issues that are litigated every day in courts in each state in which the Company does business, which cases will be decided adversely and how such decisions will actually apply to the Company.

        The following table presents the loss and loss expenses payable by major line of business at December 31, 2002 and 2001, respectively:

----------------------------------------------------------------------------------------
                                                    2002            2001    % Change
----------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
----------------------------------------------------------------------------------------
Automobile - standard                             $254,579        $232,254     10%
----------------------------------------------------------------------------------------
Automobile - nonstandard                            35,269          30,069     17%
----------------------------------------------------------------------------------------
Homeowners and farmowners                           45,850          40,645     13%
----------------------------------------------------------------------------------------
Commercial multi-peril                              77,018          58,161     32%
----------------------------------------------------------------------------------------
Workers compensation                                77,801          72,726     7%
----------------------------------------------------------------------------------------
Fire and allied lines                               14,416          11,370     27%
----------------------------------------------------------------------------------------
Other liability and products liability              80,539          60,154     34%
----------------------------------------------------------------------------------------
Other personal lines                                 1,033             779     33%
----------------------------------------------------------------------------------------
Other commercial lines                               5,628           3,783     49%
                                                     -----           -----
----------------------------------------------------------------------------------------
Total losses and loss expenses payable,
net of reinsurance recoverable on losses
and loss expenses payable of $8,825 and           $592,133        $509,941     16%
$13,919, respectively                             ========        ========

----------------------------------------------------------------------------------------

        Overall 2002 total net losses and loss expenses payable increased 16% from 2001. This increase is primarily driven by an increase in claim submissions, as the policy count base grew significantly during the year. As shown in the table, the "other commercial lines" payable percentage increase is greater than the average increase for all lines. We believe this is due to higher than average growth in commercial lines, and several unusually large claims incurred during 2002. Overall, management does not believe there is a significant change in the total book of business at December 31, 2002 compared to December 31, 2001.

        Unlike 2001, where the Company's loss and loss expenses incurred increased by $60.7 million for claims that occurred in prior years primarily as the result of case reserve strengthening on Meridian claims, in 2002, loss and losses expenses incurred increased $12.4 million (2.4% of December 31, 2001 net loss and loss expense payable). The current year development of the prior years' ultimate liability does not reflect any changes in the Company's fundamental claims reserving practices.

        A tabular presentation of the current year $12.4 million development broken down by accident year is shown below derived from the Company's 2001 and 2002, 10 year loss development tables, as presented in the Reserves section of the Company's Form 10-K, "Narrative Description of Business" section. The development is measured in dollars and as a percentage of the total December 31, 2001 net loss and loss expense payable:

--------------------------------------------------------
                     Current year       Percentage of
                      development        12/31/2001
                      of ultimate      total net loss
    Accident           liability             and
      Year            redundancy        loss expenses
                      (deficiency)         payable
--------------------------------------------------------
                      (Dollars in
                      thousands)
--------------------------------------------------------
 1992 and prior              $(1,547)      (0.30)%
--------------------------------------------------------
      1993                      1,210       0.24
--------------------------------------------------------
      1994                       (10)       0.00
--------------------------------------------------------
      1995                        188       0.04
--------------------------------------------------------
      1996                      (401)      (0.08)
--------------------------------------------------------
      1997                      1,700       0.33
--------------------------------------------------------
      1998                      (434)      (0.09)
--------------------------------------------------------
      1999                    (3,373)      (0.66)
--------------------------------------------------------
      2000                    (5,509)      (1.08)
--------------------------------------------------------
      2001                    (4,238)      (0.83%)
                              -------      -------
--------------------------------------------------------
     Total                  ($12,414)      (2.4%)
                            =========      ======
--------------------------------------------------------

        In management's opinion, the 2.4% current year development, given the breakdown by accident year, is well within normal expectations for reserve development and claim settlement uncertainty.

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

IMPACT OF SIGNIFICANT EXTERNAL FACTORS

        Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to the limitations of modeling economic variables. General inflation, as measured by the CPI, has been relatively modest over the last several years, however price inflation on the goods and services purchased by insurance companies in settling claims has been steadily increasing. In particular, repair costs for homes, autos, and commercial buildings, and medical care costs, have risen over the last few years. We continue to adjust our pricing projections as loss cost trends change to ensure premiums keep pace with inflation in all lines of business.

        The Company considers inflation when estimating liabilities for losses and loss expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss expenses are management's best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

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

        After credit scoring, the industry's use of which has been limited to varying extents by certain state's laws, the next most predictive underwriting report available to insurers is previous loss information. Third party vendors obtain loss information from insurers based on the insured, the vehicle and/or the property location. As insurers write new business the database is accessed to analyze any loss experience of the insured, vehicle and/or property location. Many times insurer's premium rates will be adjusted to reflect the loss experience accessed from these databases. In some cases the overall acceptability of the insured's application in the standard market may be determined by these reports. During 2002, use of this loss information database product by the insurance industry as a predictive underwriting tool has been challenged by several west coast states and most recently in a few of the Company's states of operation. While it is too soon to determine states' reaction to the utilization of these database systems, any restrictive regulation of the full use of these underwriting reports could have an adverse impact on the Company as it has utilized these database systems for several years as an underwriting tool. Since such regulation is applicable to all companies writing business which utilize these reports the Company does not expect to suffer a competitive disadvantage.

        Probably the most significant piece of legislation to affect the Company in 2002 was the Federal Sarbanes-Oxley Act of 2002,("Sarbanes Oxley") which took effect in July 2002. While this law does not affect the Company's insurance operations, it has and will continue to have an effect on the Company. Sarbarnes Oxley was the response of the Congress to the corporate scandals of the last two years. Sarbanes Oxley imposes significant new rules on the Company's corporate governance, its financial and reporting processes and its relationship with its independent auditor. Sarbanes Oxley will require the Company to incur additional costs through an increase in its internal staff functions to ensure that it adequately documents compliance with these new legal requirements.

        The Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") established a temporary federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act, it must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury ("subject losses"). In the case of a war declared by Congress, only workers' compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the "Program") generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. The Company's deductible under this federal Program is approximately $28.0 million for 2003, subject to final rules to be established by the U.S. Treasury. Under the Terrorism Act, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Act and that do not arise out of nuclear, biological or chemical agents.

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

        - In addition to the acquisition of the Meridian Insurers and Mutual's merger with Meridian Mutual as discussed elsewhere in this Form 10-K, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and SA Wisconsin, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

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

        - The property and casualty insurance industry is highly competitive. While prices have generally increased in some lines, price competition continues to be intense. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1 of the Company's Form 10-K.

        - The Company is subject to numerous other factors which effects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to the control of the Company by Mutual.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Auditors are as follows:

                         Report of Independent Auditors


The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.





Columbus, Ohio                            /s/ Ernst & Young, LLP
February 21, 2003

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31
                                                                                                            -----------
                                                                                                      2002               2001
                                                                                                      ----               ----
                                                                                                      (dollars in thousands,
ASSETS                                                                                                  except share data)
Fixed maturities:
  Held to maturity, at amortized cost (fair value $0 and $28,672, respectively) ...............     $       --             27,406
  Available for sale, at fair value (amortized cost $1,149,334 and $1,042,539,
    respectively) .............................................................................      1,216,698          1,051,405
Equity securities, available for sale, at fair value (cost $55,837 and $50,361, respectively)           53,710             59,845
Other invested assets, at fair value (cost $1,857 and $0, respectively) .......................          1,908                 --
                                                                                                    ------------------------------
Total investments .............................................................................      1,272,316          1,138,656

Cash and cash equivalents .....................................................................         96,048             30,016
Deferred policy acquisition costs .............................................................         77,886             67,087
Accrued investment income and other assets ....................................................         50,788             40,920
Due from affiliate ............................................................................         14,210                 --
Net prepaid pension expense ...................................................................         46,690             43,344
Reinsurance recoverable on losses and loss expenses payable (affiliate $4,286
  and $8,867, respectively) ...................................................................          8,825             13,919
Prepaid reinsurance premiums (affiliate $3,997 and $2,200, respectively) ......................          7,695              4,955
Current federal income taxes ..................................................................             --              1,549
Deferred federal income taxes .................................................................          5,796             13,800
Property and equipment, at cost, net of accumulated depreciation of $3,915
  and $3,351, respectively ....................................................................         12,741             13,250
                                                                                                    ------------------------------
Total assets ..................................................................................     $1,592,995          1,367,496
                                                                                                    ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable (affiliate $303,960 and $280,011, respectively)...............     $  600,958            523,860
Unearned premiums (affiliate $133,130 and $138,588, respectively) .............................        377,990            329,495
Notes payable (affiliates $60,500 and $45,500, respectively) ..................................         75,500             45,500
Postretirement benefit liabilities ............................................................         66,763             57,237
Current federal income taxes ..................................................................            745                 --
Other liabilities .............................................................................          7,270              5,059
Due to affiliates .............................................................................             --              6,152
                                                                                                    ------------------------------
Total liabilities .............................................................................      1,129,226            967,303
                                                                                                    ------------------------------

Commitments and contingencies .................................................................             --                 --
Stockholders' equity:
  Class A Preferred stock (nonvoting), without par value. Authorized 2,500,000
    shares; none issued .......................................................................             --                 --
  Class B Preferred stock, without par value. Authorized 2,500,000 shares;
    none issued ...............................................................................             --                 --
  Common stock, without par value. Authorized 100,000,000 shares; 43,525,774
    and 43,045,320 shares issued, respectively, at stated value of $2.50 per share.............        108,815            107,613
  Less 4,524,475 and 4,108,230 treasury shares, respectively, at cost .........................        (54,249)           (47,613)
  Additional paid-in capital ..................................................................         50,354             47,106
  Accumulated other comprehensive income ......................................................         42,512             12,030
  Retained earnings ...........................................................................        316,337            281,057
                                                                                                    ------------------------------
Total stockholders' equity ....................................................................        463,769            400,193
                                                                                                    ------------------------------

Total liabilities and stockholders' equity ....................................................     $1,592,995          1,367,496
                                                                                                    ==============================

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF INCOME

                                                                                                    YEAR ENDED DECEMBER 31
                                                                                                    ----------------------
                                                                                               2002         2001          2000
                                                                                               ----         ----          ----
                                                                                                   (dollars in thousands,
                                                                                                  except per share amount)

Earned premiums (ceded to affiliate $506,777, $432,168 and $402,560,
  respectively) .....................................................................    $     896,595        555,207      397,967
Net investment income ...............................................................           59,691         47,375       38,915
Management services income from affiliates  .........................................            2,638         15,586       17,594
Net realized gains on investments ...................................................            5,909          1,962        5,255
Other income (affiliates $602, $1,450, and $1,546, respectively) ....................            2,646          3,142        3,043
                                                                                         ------------------------------------------
Total revenues ......................................................................          967,479        623,272      462,774
                                                                                         ------------------------------------------

Losses and loss expenses (ceded to affiliate $368,819, $303,931 and
  $279,657, respectively) ...........................................................          653,474        427,074      272,167
Acquisition and operating expenses ..................................................          264,348        167,207      119,569
Interest expense to affiliates ......................................................            2,333          2,275        2,730
Other expenses ......................................................................            9,534          8,740        6,864
                                                                                         ------------------------------------------
Total expenses ......................................................................          929,689        605,296      401,330
                                                                                         ------------------------------------------

Income before federal income taxes ..................................................           37,790         17,976       61,444
                                                                                         ------------------------------------------

Federal income tax expense (benefit):
  Current ...........................................................................            8,155          7,699       14,408
  Deferred ..........................................................................           (7,360)       (10,338)        (678)
                                                                                         ------------------------------------------
Total federal income taxes ..........................................................              795         (2,639)      13,730
                                                                                         ------------------------------------------

Net income ..........................................................................    $      36,995         20,615       47,714
                                                                                         ===========================================

Earnings per common share:
  Basic .............................................................................    $        0.95           0.53         1.24
                                                                                         ===========================================
  Diluted ...........................................................................    $        0.93           0.52         1.21
                                                                                         ===========================================

Dividends paid per common share .....................................................    $        0.14           0.13         0.12
                                                                                         ===========================================

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)

                                                                                            ACCUMULATED
                                                                            ADDITIONAL         OTHER
                                  COMMON     COMMON   TREASURY  TREASURY     PAID-IN       COMPREHENSIVE    RETAINED
                                  SHARES      STOCK    SHARES    STOCK       CAPITAL           INCOME       EARNINGS      TOTAL
                                  ------      -----    ------    -----       -------           ------       --------      -----
BALANCE-DECEMBER 31, 1999          42,355   $105,888    4,034  ($46,588)      $42,562              $156    $215,669      $317,687
                                   ======   ========    =====  ========       =======           =======    ========      ========
 Net income                                                                                                  47,714        47,714
 Unrealized gains, net of
  tax and reclassification
  adjustment                                                                                     20,161                    20,161
                                                                                                                         --------
Comprehensive income                                                                                                       67,875
                                                                                                                         --------
Issuance of common stock              271        676                            1,120                                       1,796
Tax benefit from stock
  options exercised                                                               189                                         189
Treasury shares acquired
  on stock option exercises                                12      (149)                                                     (149)
Treasury shares acquired
  under repurchase program                                 25      (301)                                                     (301)
Stock options granted                                                             524                                         524
Change in minority interest
  of subsidiary                                                                  (187)                           22          (165)
Cash dividends paid                                                                                          (1,397)       (1,397)
                                   ------   --------    -----  --------       -------           -------    --------      --------
BALANCE-DECEMBER 31, 2000          42,626   $106,564    4,071  ($47,038)      $44,208           $20,317    $262,008      $386,059
                                   ======   ========    =====  ========       =======           =======    ========      ========
 Net income                                                                                                  20,615        20,615
 Unrealized losses, net of tax
  and reclassification
  adjustment                                                                                     (8,287)                   (8,287)
                                                                                                                         --------
Comprehensive income                                                                                                       12,328
                                                                                                                         --------
Issuance of common stock              419      1,049                            1,604                                       2,653
Tax benefit from stock
  options exercised                                                             1,140                                       1,140
Treasury shares acquired on
 stock option exercises                                    12      (187)                                                     (187)
Treasury shares acquired
 under repurchase program                                  25      (388)                                                     (388)
Stock options granted                                                             154                                         154
Cash dividends paid                                                                                          (1,566)       (1,566)
                                   ------   --------    -----  --------       -------           -------    --------      --------
BALANCE-DECEMBER 31, 2001          43,045   $107,613    4,108  $(47,613)      $47,106           $12,030    $281,057      $400,193
                                   ======   ========    =====  ========       =======           =======    ========      ========
 Net income                                                                                                  36,995        36,995
 Unrealized gains, net of tax
  and reclassification
  adjustment                                                                                     30,482                    30,482
                                                                                                                         --------
Comprehensive income                                                                                                       67,477
                                                                                                                         --------
Issuance of common stock              480      1,202                            2,173                                       3,375
Tax benefit from stock
 options exercised                                                                910                                         910
Treasury shares acquired on
 stock option exercises                                    20       (375)                                                    (375)
Treasury shares acquired
 under repurchase program                                 396     (6,261)                                                  (6,261)
Stock options granted                                                             165                                         165
Cash dividends paid                                                                                          (1,715)       (1,715)
                                   ------   --------    -----  --------       -------           -------    --------      --------
BALANCE-DECEMBER 31, 2002          43,525   $108,815    4,524  ($54,249)      $50,354           $42,512    $316,337      $463,769
                                   ======   ========    =====  ========       =======           =======    ========      ========

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31
                                                                                                  ----------------------
                                                                                          2002          2001             2000
                                                                                          ----          ----             ----
                                                                                                   (in thousands)
Cash flows from operating activities:
 Net income .......................................................................   $     36,995           20,615          47,714
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, net ..............................................          5,616            3,036           3,548
  Net realized gains on investments ...............................................         (5,909)          (1,962)         (5,255)
  Changes in operating assets and liabilities:
   Deferred policy acquisition costs ..............................................        (10,798)          (4,735)         (1,756)
   Accrued investment income and other assets .....................................        (10,054)         (16,671)         (2,480)
   Net prepaid pension expense ....................................................         (3,346)          (5,606)         (4,168)
   Postretirement benefit liabilities .............................................          9,526            1,396           3,746
   Reinsurance recoverable on losses and loss
    expenses payable and prepaid reinsurance premiums .............................          2,353           (7,943)           (763)
   Other liabilities and due to/from affiliates, net ..............................        (18,149)          11,273          (7,106)
   Losses and loss expenses payable ...............................................         77,097           47,693            (440)
   Unearned premiums ..............................................................         48,494           21,919           6,817
   Federal income taxes ...........................................................         (5,205)         (14,139)          1,093

 Cash provided from adding the former Meridian Mutual Insurance
  Company business to the reinsurance pool, effective 7/1/01 ......................             --            6,380              --
 Cash provided from the change in the reinsurance pool
  participation percentage 10/1/01 and 1/1/00, respectively .......................             --            2,197          18,617
 Cash provided from transfer of employees, effective 1/1/00 .......................             --               --          28,098
                                                                                      ----------------------------------------------

Net cash provided by operating activities .........................................        126,620           63,453          87,665
                                                                                      ----------------------------------------------

Cash flows from investing activities:
 Purchase of fixed maturities - available for sale ................................       (507,626)        (246,269)       (187,724)
 Purchase of equity securities ....................................................        (22,130)         (16,437)        (15,783)
 Purchase of other invested assets ................................................         (1,857)              --              --
 Maturities, calls and principal reductions of fixed maturities - held
  to maturity .....................................................................          8,238           11,612           4,600
 Maturities, calls and principal reductions of fixed maturities - available
  for sale ........................................................................         61,509           38,552          22,355
 Sale of fixed maturities - available for sale ....................................        363,594          149,043          71,530
 Sale of equity securities ........................................................         12,716            9,301          16,158
 Net additions of property and equipment ..........................................            (56)          (1,056)         (2,066)
                                                                                      ----------------------------------------------

Net cash used in investing activities .............................................        (85,612)         (55,254)        (90,930)
                                                                                      ----------------------------------------------

Cash flows from financing activities:
 Net proceeds from issuance of debt ...............................................         30,000               --              --
 Net proceeds from issuance of common stock .......................................          3,000            2,466           1,708
 Payments to acquire treasury shares ..............................................         (6,261)            (388)           (301)
 Payment of dividends .............................................................         (1,715)          (1,566)         (1,397)
                                                                                      ----------------------------------------------

Net cash provided by financing activities .........................................         25,024              512              10
                                                                                      ----------------------------------------------

Net increase (decrease) in cash and cash equivalents ..............................         66,032            8,711          (3,255)
                                                                                      ----------------------------------------------

Cash and cash equivalents at beginning of year ....................................         30,016           21,305          24,560
                                                                                      ----------------------------------------------

Cash and cash equivalents at end of year ..........................................   $     96,048           30,016          21,305
                                                                                      ==============================================

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements of State Auto Financial Corporation include State Auto Financial Corporation (State Auto Financial) and its wholly-owned subsidiaries that consist of:

   - State Auto Property and Casualty Insurance Company (State Auto P&C), a South Carolina corporation
   - Milbank Insurance Company (Milbank), a South Dakota corporation
   - Farmers Casualty Insurance Company (Farmers Casualty), an Iowa corporation
   - State Auto Insurance Company of Ohio (SA Ohio), an Ohio corporation (formerly State Auto Insurance Company)
   - State Auto National Insurance Company (National), an Ohio corporation
   - Stateco Financial Services, Inc. (Stateco), an Ohio corporation
   - Strategic Insurance Software, Inc. (S.I.S.), an Ohio corporation.

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

(b) DESCRIPTION OF BUSINESS

   The Company, through State Auto P&C, Milbank, Farmers Casualty and SA Ohio, provides standard personal and commercial insurance to its policyholders. Their principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. National and Mid-Plains provide nonstandard automobile insurance. State Auto P&C, Milbank, Farmers Casualty, SA Ohio, National, and Mid-Plains operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, through the independent insurance agency system. State Auto P&C, Milbank, Farmers Casualty, SA Ohio, National and Mid-Plains are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa, Ohio (SA Ohio and National) and Iowa, respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the Departments) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate.

   Through State Auto P&C, effective January 1, 2000, the Company provides management and operation services under management agreements for all insurance and non-insurance affiliates. Pursuant to these agreements, the Company received approximately $28.1 million equal to the net pension and postretirement plan benefit liabilities assumed relating to the transfer to the Company of all employees from Mutual and other affiliated companies. Prior to January 1, 2000, the Company, through State Auto P&C, provided executive insurance management services to all insurance affiliates.

   Through Stateco, the Company provides investment management services to affiliated companies.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(c) BASIS OF PRESENTATION

   The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting practices followed by State Auto P&C, Milbank, Farmers Casualty, SA Ohio, National and Mid-Plains that are prescribed or permitted by the Departments.

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

   Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable. In connection with the determination of this estimate, management uses historical data and current business conditions to formulate estimates including assumptions related to the ultimate cost to settle claims. These estimates by their nature are subject to uncertainties for various reasons. The Company's results of operations and financial condition could be impacted in the future should the ultimate payments required to settle claims vary from the amount of the liability currently provided.

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

                                     YEAR ENDED DECEMBER 31
                                     ----------------------
                                 2002         2001          2000
                                 ----         ----          ----
                                     (dollars in thousands)
Balance, beginning of
  year .................. $       67,087     32,458         28,936
Acquisition costs
  deferred ..............        235,139    143,651        101,305
Amortized to expense
  during the year .......        224,340    109,022         97,783
                          ----------------------------------------
Balance, end
  of year ............... $       77,886     67,087         32,458
                          ========================================

(e) INVESTMENTS

   At December 31, 2002 all investments in fixed maturity and equity securities are held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income. Effective December 31, 2002, the Company transferred all of its investments previously classified as held to maturity to the available for sale category to align the investment portfolio with management's investment policy. For fixed maturities classified as held to maturity, unrealized holding gains or losses were not reflected in the accompanying consolidated financial statements, rather they were carried at amortized cost. Upon transfer of the held to maturity investments to available for sale at December 31, 2002, the held to maturity investments' amortized cost, fair value and net unrealized gain were $19,095,000, $20,369,000 and $1,274,000, respectively, and therefore other comprehensive income of $828,000, net of deferred taxes of $446,000 was recognized. Gains and losses on the sale of equity securities are computed using the first-in, first-out method. The Company regularly monitors its investments that have fair value less than the carrying amount for signs of other than temporary impairment. Among the factors considered are market conditions, amount, timing and length of decline in fair market value and events impacting the issuer. When other than temporary impairment is recognized, the investment cost is written down to fair value and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value. For 2002, included in net realized gain on investments was $2,221,000 of realized losses recognized due to other than temporary impairments.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(f) GOODWILL

   Goodwill included in other assets was $2,012,000, net of $1,864,000 amortization at December 31, 2002 and 2001 which represents the excess of cost of acquisition over the fair value of the net assets acquired. See related goodwill discussion at note 1(n). In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 (Statements). Under the new rules, goodwill will no longer be amortized but will be subject to impairment tests in accordance with the Statements. The Company evaluated the goodwill and determined that there was no impairment at December 31, 2002.

(g) LOSSES AND LOSS EXPENSES PAYABLE

   Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $27,093,000 and $26,216,000 at December 31, 2002 and 2001,
respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience. As such, losses and loss expenses payable represent management's best estimate of the ultimate liability related to reported and unreported claims.

(h) PREMIUM REVENUES

   Premiums are recognized as earned using the monthly pro rata method over the contract period.

(i) MANAGEMENT SERVICES INCOME

   Management services income includes income for management and operations services provided by State Auto P&C employees and income for investment management services provided by Stateco. See note 6(d) regarding the Company's resolution of its disagreement with the Ohio Department of Insurance (ODI) regarding its recognition of management and operations service fee revenue paid by Mutual in 2001. Management and operations services income, to the extent certain operational ratios were achieved, was recognized quarterly based on a percentage of the three year average of each managed company's adjusted surplus or equity. State Auto Insurance Company of Wisconsin (SA Wisconsin), formerly Midwest Security Insurance Company, a wholly-owned subsidiary of Mutual, is an exception to this, calculating its fee based on a percentage of quarterly direct premiums written. Effective July 1, 2002, the Meridian Insurers, defined below, pay State Auto P&C a predetermined percentage of their allocated share of State Auto P&C's employee-related costs in exchange for the services of those employees, in addition to reimbursing State Auto P&C for the actual costs of such services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the performance of the equity portfolio of each company managed.

(j) SOFTWARE REVENUE RECOGNITION

   S.I.S. recognizes revenue from software license fees on a straight-line basis over the license agreement term specified in the contract. Cash payments received at the signing of the license agreement are deferred and recognized as revenue on a straight-line basis over the agreement term, typically three years. Service fees are also recognized as revenue on a straight-line basis over the license agreement term specified in the contract. Other fees are recognized as revenue upon substantial performance by the Company and customer acceptance. Costs of developing and testing new or enhanced software products are capitalized and are amortized on a product-by-product basis utilizing the straight-line method over a period not to exceed three years. Unamortized software development costs of $225,000 and $186,000 are included in accrued investment income and other assets at December 31, 2002 and 2001, respectively. Software amortization, included in other expenses, was $186,000, $440,000 and $622,000 in 2002, 2001 and 2000 respectively.

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

(m) OTHER COMPREHENSIVE INCOME

   Comprehensive income is defined as all changes in an enterprise's equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and represents net unrealized gains and losses on available-for-sale fixed maturities, equity securities and other invested assets.

   Separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position is also required. The Company has presented the required displays of total comprehensive income and its components, within the "Consolidated Statements of Stockholders' Equity." See additional disclosures at note 14.

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

(o) RECLASSIFICATIONS

   Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2) INVESTMENTS

Realized and unrealized gains and losses are summarized as follows:

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                                 ----------------------
                                                                                             2002          2001           2000
                                                                                             ----          ----           ----
                                                                                                     (in thousands)
Realized gains:
  Fixed maturities available for sale .................................................   $ 12,661          3,072           791
  Equity securities ...................................................................      2,047          2,258         5,959
                                                                                          --------------------------------------
Total realized gains ..................................................................     14,708          5,330         6,750
                                                                                          --------------------------------------

Realized losses:
  Fixed maturities available for sale .................................................      2,814            114           827
  Equity securities ...................................................................      5,985          3,254           668
                                                                                          --------------------------------------
Total realized losses .................................................................      8,799          3,368         1,495
                                                                                          --------------------------------------

Net realized gains on investments .....................................................  $   5,909          1,962         5,255
                                                                                          ======================================

Increase (decrease) in unrealized holding gains -- Equity securities ..................  $ (11,611)        (4,608)       (2,123)

Increase (decrease) in unrealized holding gains -- Fixed
  maturities available for sale at fair value .........................................     58,491         (8,134)       33,195

Increase in unrealized holding gains - Other invested assets ..........................         51             --            --

Change in deferred unrealized gain ....................................................        (35)            (7)          (55)

Deferred federal income taxes thereon .................................................    (16,414)         4,462       (10,856)
                                                                                          --------------------------------------

Increase (decrease) in net unrealized holding gains or losses .........................   $ 30,482         (8,287)       20,161
                                                                                          ======================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

See footnote 1(e) regarding investments. The Company's investments are summarized as follows:

                                                                    COST OR           GROSS             GROSS
                                                                   AMORTIZED       UNREALIZED         UNREALIZED         FAIR
AVAILABLE FOR SALE AT DECEMBER 31, 2002:                              COST       HOLDING GAINS     HOLDING LOSSES       VALUE
                                                                      ----       -------------     --------------       -----
                                                                                           (in thousands)

U.S. Treasury securities and obligations of U.S.
  government agencies and authorities ........................   $   214,809        11,016                132           225,693
Obligations of states and political subdivisions .............       696,191        41,574                444           737,321
Corporate securities .........................................       128,631        10,453                 72           139,012
Mortgage-backed securities: U.S. government agencies .........       109,703         4,969                 --           114,672
                                                                 --------------------------------------------------------------
  Total fixed maturities .....................................     1,149,334        68,012                648         1,216,698
Equity securities ............................................        55,837         6,148              8,275            53,710
Other invested assets ........................................         1,857            51                 --             1,908
                                                                 --------------------------------------------------------------
Total ........................................................   $ 1,207,028        74,211              8,923         1,272,316
                                                                 ==============================================================

                                                                     COST OR         GROSS              GROSS
                                                                    AMORTIZED      UNREALIZED         UNREALIZED         FAIR
HELD TO MATURITY AT DECEMBER 31, 2001:                                COST       HOLDING GAINS      HOLDING LOSSES      VALUE
                                                                      ----       -------------      --------------      -----
                                                                                           (in thousands)

U.S. Treasury securities and obligations of U.S.
  government agencies and authorities ........................   $     2,015            73                 --             2,088
Obligations of states and political subdivisions .............         7,011           403                 --             7,414
Mortgage-backed securities: U.S. government agencies .........        18,380           790                 --            19,170
                                                                 --------------------------------------------------------------
Total ........................................................   $    27,406         1,266                 --            28,672
                                                                 --------------------------------------------------------------

AVAILABLE FOR SALE AT DECEMBER 31, 2001:

U.S. Treasury securities and obligations of U.S.
  government agencies and authorities ........................   $    60,623         2,051                286            62,388
Obligations of states and political subdivisions .............       831,865        12,799              9,014           835,650
Corporate securities .........................................       110,549         3,050                789           112,810
Mortgage-backed securities: U.S. government agencies .........        30,777           938                 20            31,695
Mortgage-backed securities: Corporate. .......................         8,725           139                  2             8,862
                                                                 --------------------------------------------------------------
  Total fixed maturities .....................................     1,042,539        18,977             10,111         1,051,405
Equity securities ............................................        50,361        13,794              4,310            59,845
                                                                 --------------------------------------------------------------
Total ........................................................   $ 1,092,900        32,771             14,421         1,111,250
                                                                 ==============================================================

Deferred federal income taxes on the net unrealized holding gain for available for sale investments was $22,891,000 and $6,478,000 at December 31, 2002 and 2001, respectively.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are summarized as follows:

                                                                       AVAILABLE FOR SALE
                                                                       ------------------
                                                                     AMORTIZED          FAIR
                                                                        COST           VALUE
                                                                        ----           -----
                                                                           (in thousands)

Due after 1 year or less ....................................     $        5,363         5,409
Due after 1 year through 5 years ............................             40,173        43,368
Due after 5 years through 10 years ..........................            288,170       306,308
Due after 10 years ..........................................            705,960       746,942
                                                                  ----------------------------
                                                                       1,039,666     1,102,027

Mortgage-backed securities ..................................            109,668       114,671
                                                                  ----------------------------
                                                                  $    1,149,334     1,216,698
                                                                  ============================

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with carrying values of approximately $45,256,000 and $27,666,000 were on deposit with regulators as required by law or specific escrow agreement at December 31, 2002 and 2001, respectively.

Components of net investment income are summarized as follows:

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        ----------------------
                                                                               2002                 2001            2000
                                                                               ----                 ----            ----
                                                                                               (in thousands)

Fixed maturities .........................................................    $58,225              41,262          36,568
Equity securities ........................................................      1,146                 996             848
Cash and cash equivalents ................................................      1,204               5,756           1,926
                                                                              -------------------------------------------
Investment income ........................................................     60,575              48,014          39,342
                                                                              -------------------------------------------
Investment expenses ......................................................        884                 639             427
                                                                              -------------------------------------------
Net investment income ....................................................    $59,691              47,375          38,915
                                                                              ===========================================

The Company's current investment strategy does not rely on the use of derivative financial instruments.

See note 3 for additional fair value disclosures.

(3) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   INVESTMENT SECURITIES: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices. The fair value of other invested assets is based on Generally Accepted Accounting Principles equity.

   CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheets for these instruments approximate their fair value, because of their short-term nature.

   NOTES PAYABLE: The carrying amounts reported in the balance sheets for these instruments approximate their fair value because their interest rates adjust regularly.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4) LOSSES AND LOSS EXPENSES PAYABLE

Activity in the liability for losses and loss expenses is summarized as follows:

                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                      2002               2001            2000
                                                                                      ----               ----            ----
                                                                                                    (in thousands)

Losses and loss expenses payable, at beginning of year ..........................   $523,860            244,583         232,489
Less: reinsurance recoverable on losses and loss expenses payable ...............     13,919              7,930          10,807
                                                                                    -------------------------------------------
Net balance at beginning of year ................................................    509,941            236,653         221,682
                                                                                    ===========================================
Incurred related to:
  Current year ..................................................................    641,060            366,348         277,805
  Prior years ...................................................................     12,414             60,726         (5,638)
                                                                                    -------------------------------------------
Total incurred ..................................................................    653,474            427,074         272,167
                                                                                    -------------------------------------------

Paid related to:
  Current year ..................................................................    349,733            240,508         164,620
  Prior years ...................................................................    221,549            144,862         104,871
                                                                                    -------------------------------------------
Total paid ......................................................................    571,282            385,370         269,491
                                                                                    -------------------------------------------

Impact of adding the former Meridian Mutual Insurance Company to the
  Pooling Arrangement, effective July 1, 2001 (note 6) ..........................         --             75,575              --
                                                                                    -------------------------------------------

Impact of pooling change, October 1, 2001 and January 1, 2000,
  respectively (note 6) .........................................................         --            156,009          12,295
                                                                                    -------------------------------------------

Net balance at end of year ......................................................    592,133            509,941         236,653
Plus reinsurance recoverable on losses and loss expenses payable ................      8,825             13,919           7,930
                                                                                    -------------------------------------------

Losses and loss expenses payable, at end of year (affiliate
  $303,959, $280,011 and $10,126, respectively) .................................   $600,958            523,860         244,583
                                                                                    ===========================================

   The increase of $12,414,000 in 2002 for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty. The increase of $60,726,000 in 2001 for claims occurring in prior years is primarily the result of reserve strengthening on the former Meridian Mutual Insurance Company (Meridian Mutual) business in order to bring these claim reserves in line with historic State Auto adequacy levels as well as ongoing analysis of recent loss development trends. The decrease in calendar year losses from prior years in 2000 of $5,638,000 is within normal expectation of reserve variation.

(5) REINSURANCE

   In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. See Note 6(a) for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; some is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.

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

                                                                                                               DECEMBER 31
                                                                                                               -----------
                                                                                                            2002           2001
                                                                                                            ----           ----
                                                                                                              (in thousands)
Losses and loss expenses payable:
  Direct ................................................................................................  $293,720      240,012
  Assumed ...............................................................................................     3,278        3,837
  Ceded .................................................................................................    (4,540)      (5,048)
                                                                                                           ----------------------
    Net losses and loss expenses payable ................................................................  $292,458      238,801
                                                                                                           ======================

Unearned premiums:
  Direct ................................................................................................  $243,811      189,800
  Assumed ...............................................................................................     1,049        1,107
  Ceded .................................................................................................    (3,699)      (2,755)
                                                                                                           ----------------------
    Net unearned premiums ...............................................................................  $241,161      188,152
                                                                                                           ======================

                                                                                                    YEAR ENDED DECEMBER 31
                                                                                                    ----------------------
                                                                                            2002              2001           2000
                                                                                            ----              ----           ----
                                                                                                         (in thousands)
Written premiums:
  Direct ............................................................................    $ 631,342           501,250       439,623
  Assumed ...........................................................................        3,876             4,196         4,678
  Ceded .............................................................................      (12,203)           (9,152)       (7,340)
                                                                                         ------------------------------------------
    Net written premiums ............................................................    $ 623,015           496,294       436,961
                                                                                         ==========================================

Earned premiums:
  Direct ............................................................................    $ 577,803           472,766       432,318
  Assumed ...........................................................................        3,934             4,304         5,166
  Ceded .............................................................................      (11,260)           (8,335)       (7,360)
                                                                                         ------------------------------------------
    Net earned premiums .............................................................    $ 570,477           468,735       430,124
                                                                                         ==========================================

Losses and loss expenses incurred:
  Direct ............................................................................    $ 413,359           328,363       297,757
  Assumed ...........................................................................        2,383             3,054         3,726
  Ceded .............................................................................       (1,945)           (1,550)          152
                                                                                         ------------------------------------------
    Net losses and loss expenses incurred ...........................................    $ 412,382           329,867       301,635
                                                                                         ==========================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) TRANSACTIONS WITH AFFILIATES

(a) REINSURANCE

   State Auto P&C, Milbank, Farmers Casualty, SA Ohio (the Pooled Subsidiaries) and SA Wisconsin participate in a quota share reinsurance pooling arrangement (the Pooling Arrangement) with Mutual whereby the Pooled Subsidiaries and SA Wisconsin cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each company's participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

   Effective December 31, 1999 State Auto P&C, Milbank, SA Wisconsin and Farmers participation in the Pooling Arrangement was 50%. Effective January 1, 2000, the Pooling Arrangement was amended to make SA Ohio a participant in the Pooling Arrangement and the Pooled Subsidiaries aggregate participation increased to 53%. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash from Mutual of $18.6 million, which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on January 1, 2000. In 2000, Mutual entered into an agreement with Meridian Mutual Insurance Company (Meridian Mutual), an Indiana domiciled property and casualty insurance company, pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation. The effective date of the merger transaction was June 1, 2001. With the merging of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger transaction was excluded from the Pooling Arrangement. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement, and the Pooled Subsidiaries assumed 53% of the former Meridian Mutual business on this same date. Concurrently, with this transaction, the Pooled Subsidiaries received cash of $6.4 million and fixed maturities totaling $109.7 million from Mutual which related to the additional net insurance liabilities assumed by the Pooled Subsidiaries on July 1, 2001. As part of the resolution of the disagreement with the ODI regarding the recognition of the service fee revenue paid by Mutual to State Auto P&C (see note 6(d)), the Pooled Subsidiaries aggregate participation in the Pooling Arrangement was increased to 80%, effective October 1, 2001. In conjunction with this change in pool participation, the Pooled Subsidiaries received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed on October 1, 2001. All parties that participate in the Pooling Arrangement have an
A. M. Best rating of A+ (Superior).

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                                          DECEMBER 31
                                                                                                          -----------
                                                                                                    2002               2001
                                                                                                    ----               ----
                                                                                                         (in thousands)
Losses and loss expenses payable:
  Ceded ....................................................................................     $ (261,470)         (219,851)
  Assumed ..................................................................................        565,430           499,862
                                                                                                 -----------------------------
    Net assumed ............................................................................     $  303,960           280,011
                                                                                                 =============================

Unearned premiums:
  Ceded ....................................................................................     $ (212,077)         (172,265)
  Assumed ..................................................................................        345,207           310,853
                                                                                                 -----------------------------
    Net assumed ............................................................................     $  133,130           138,588
                                                                                                 =============================


                                                                                             YEAR ENDED DECEMBER 31
                                                                                             ----------------------
                                                                                     2002              2001             2000
                                                                                     ----              ----             ----
                                                                                                 (in thousands)
Written premiums:
  Ceded ....................................................................    $  (534,377)         (448,331)        (405,397)
  Assumed ..................................................................        864,830           529,253          370,576

Earned premiums:
  Ceded ....................................................................    $  (495,036)         (426,880)        (399,057)
  Assumed ..................................................................        829,981           515,619          367,275

Losses and loss expenses incurred:
  Ceded ....................................................................    $  (353,602)         (298,755)        (277,340)
  Assumed ..................................................................        609,910           406,138          250,189

   Effective with the June 1, 2001 merger transaction of Meridian Mutual into Mutual, Mutual also acquired all of the outstanding shares of Meridian Insurance Group, Inc. (MIGI), an Indiana domiciled insurance holding company. MIGI's wholly-owned insurance subsidiaries are Meridian Security Insurance Company, (Meridian Security), an Indiana domiciled property and casualty insurer, Meridian Citizens Security Insurance Company, an Indiana domiciled property and casualty insurer, and Insurance Company of Ohio, an Ohio domiciled property and casualty insurer. MIGI is also party to an affiliation agreement with Meridian Citizens Mutual Insurance Company, an Indiana domiciled property and casualty insurer. Collectively, the MIGI insurer subsidiaries and affiliate are hereafter collectively referred to as the "Meridian Insurers".

   Mutual, State Auto P&C, Milbank, SA Wisconsin, Farmers Casualty, SA Ohio, National, Mid Plains, and, effective June 1, 2001, the Meridian Insurers, are participants in a catastrophe reinsurance program. Collectively, these participants in the catastrophe reinsurance program are referred to as the "State Auto Insurance Companies." State Auto P&C assumed catastrophe reinsurance from Mutual, Milbank, SA Wisconsin, Farmers Casualty, SA Ohio, National, Mid-Plains and the Meridian Insurers in the amount of $115 million excess of $120 million. Effective November 2002, the catastrophe reinsurance program was renegotiated whereby State Auto P&C assumed $100 million excess of $120 million. Under this agreement, the Company has assumed from Mutual and its affiliate premiums written and earned of $2,914,000, $3,021,000 and $3,129,000 for 2002,
2001 and 2000, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

   To protect against a catastrophe loss event, in which the State Auto Insurance Companies would incur catastrophe losses in excess of $120 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lender) to provide (effective November 2002) up to $100 million for

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders. This arrangement with the Lenders, SPC and State Auto Financial is a financing arrangement, whereby State Auto Financial would receive cash funding in the event of a catastrophe event as described above. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital proceeds to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding.

   For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (Stop Loss) with the Pooled Subsidiaries. Under the Stop Loss, Mutual has agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's statutory loss and loss adjustment expense ratio (loss ratio) is between 70.75% and 80% (after the application of all available reinsurance), Mutual will reinsure the Pooled Subsidiaries 27% of the Pooling Arrangement's losses in excess of a loss ratio of 70.75% up to 80.00%. The Pooled Subsidiaries would be responsible for their share of the Pooling Arrangement's losses over the 80% threshold. Also, Mutual will have the right to participate in the profits of the Pooling Arrangement. Mutual will assume 27% of the Pooling Arrangement's underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%. During 2002 and 2001, the Pooled Subsidiaries ceded to Mutual, $8,769,000 and $6,177,000 in losses, respectively, and $1,442,000 and $0, respectively, in premiums under the Stop Loss. At December 31, 2001, the $6,177,000 recovery under the stop loss has been reflected in reinsurance recoverable on losses and loss expenses payable.

   National and Mid-Plains each have ceding reinsurance agreements with Mutual, that include excess of loss and quota share coverages. Through Mutual's participation in the Pooling Arrangement, the effects of these agreements with National and Mid-Plains are indirectly subject to the Pooling Arrangement between Mutual and the pooled subsididaries.

   The following provides a summary of the ceding reinsurance transactions on the Company's balance sheets and income statement for the reinsurance agreements between National and Mutual and Mid-Plains and Mutual:

                                         DECEMBER 31
                                         -----------
                                    2002              2001
                                    ----              ----
                                        (in thousands)
Losses and loss
  expenses payable                 $4,285            2,694
Unearned premiums                  $3,996            2,200

                                     YEAR ENDED DECEMBER 31
                                     ----------------------
                                  2002        2001        2000
                                  ----        ----        ----
                                         (in thousands)

Written premiums               $  12,097      6,295      3,565
Earned premiums                $  10,299      5,288      3,504
Losses and loss
  expenses incurred            $   7,862      3,999      2,317

(b) INTERCOMPANY BALANCES

   Pursuant to the Pooling Arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the Pooled Subsidiaries. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balance receivables and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual. The Company had off-balance-sheet credit risk of approximately $167 million and $123 million related to premium balances due to Mutual from agents and insureds at December 31, 2002 and 2001, respectively, which is collateralized by the unearned premium from the respective policies.

(c) NOTES PAYABLE

   In 1999, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program. See related footnote at note 10(a). Principal payment is due on demand after December 31, 2000, with final payment to be received on or prior to December 31,

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2005. The interest rate is adjustable annually after the year 2000 to reflect adjustments in the then current prime lending rate as well as State Auto Financial's current financial position. Interest rate for the year 2002, 2001 and 2000 is 4.75%, 5.0% and 6.0%, respectively. Interest rate for the year 2003 will be 4.25%. Interest expense on the loan from Mutual was $2,161,000, $2,275,000 and $2,730,000 in 2002, 2001 and 2000, respectively. Total interest expense paid to affiliates during 2002, 2001 and 2000 was $2,333,000, $2,275,000 and $2,730,000, respectively.

    Effective September 30, 2002, Milbank, entered into a $15.0 million surplus contribution note agreement with Meridian Security. This note was funded with cash during the fourth quarter of 2002. Subject to the condition described below and the other terms of the note, the maturity date is September 30, 2012. The interest rate is equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (total 4.59%) and is adjustable October 1, 2007 to the then current U.S. Treasury ten-year note yield plus 100 basis points for the remaining term of the note. Interest is accrued, but all payments of principal or interest may be made only with the prior written approval of the South Dakota Director of Insurance. Interest is scheduled to be paid semiannually in arrears starting March 30, 2003. Interest expense on the loan was $172,000 in 2002.

(d) MANAGEMENT SERVICES

    Effective January 1, 2000, State Auto P&C began providing management and operation services to Mutual and its insurance affiliates. Revenue relating to these services amount to $553,000, $12,621,000 and $14,654,000 in 2002, 2001 and
2000, respectively. Stateco provides Mutual and its affiliate investment management services. Revenue related to these services amount to $2,085,000, $2,965,000 and $2,940,000 in 2002, 2001, and 2000, respectively.

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


    Effective October 1, 2001, the management agreement between State Auto P&C and certain affiliate companies, including Mutual, was amended to eliminate the management and operations service fee charged by State Auto P&C. The management agreement continues to allocate costs and apportion those costs among the parties to the agreement in accordance with terms outlined therein. As a result of the loss of the management and operations services income under this management agreement, substantially all of State Auto P&C's services income has been eliminated, effective October 1, 2001. See note 15. The management agreement between State Auto P&C and SA Wisconsin was not affected by the disagreement or resolution with the ODI.

(e) OTHER TRANSACTIONS

    S.I.S. provides insurance software products and services to Mutual and its affiliate. Revenue relating to these services amount to $225,000, $692,000 and $900,000 in 2002, 2001 and 2000, respectively, and is included in other income. 518 PML leases assets to Mutual and its affiliate. Revenue relating to these services amount to $376,000, $758,000 and $646,000 in 2002, 2001 and 2000,
respectively and is included in other income.

    State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65,464,000 has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2002, there has been no adverse development of the liability.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7) NOTE PAYABLE TO BANK

    Effective December 21, 2002 State Auto Financial entered into a $15,000,000 term loan note agreement with a bank that matures December 21, 2003. Interest adjusts quarterly and accrues at LIBOR plus 75 basis points (2.15% at December 31, 2002) and is payable quarterly. This note agreement has various covenants including financial ratio covenants.

(8) FEDERAL INCOME TAXES

   A reconciliation between actual federal income taxes (benefit) and the amount computed at the indicated statutory rate is as follows:


                                                                          YEAR ENDED DECEMBER 31
                                                                          ----------------------
                                                                 2002              2001             2000
                                                               AMOUNT      %      AMOUNT    %      AMOUNT     %
                                                               ------      --     ------    --     ------    --
                                                                               (in thousands)
Amount at statutory rate ..................................... $ 13,227    35     6,291     35    21,505    35
Tax-free interest and dividends received deduction............  (11,888)  (32)   (8,925)   (50)   (7,918)  (13)
Other, net....................................................     (544)   (1)       (5)     --      143    --
                                                               ------------------------------------------------
Effective tax rate............................................ $    795     2    (2,639)   (15)   13,730    22
                                                               ================================================


    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                    DECEMBER 31
                                                                    -----------
                                                              2002              2001
                                                              ----              ----
                                                                (in thousands)
Deferred tax assets:
        Unearned premiums not deductible ...................$  25,927          $22,847
        Losses and loss expenses payable discounting .......   21,626           19,767
        Postretirement benefit liabilities .................   16,438           13,746
        Other ..............................................    5,658            1,982
        Alternative minimum tax credit .....................    3,439            1,410
                                                            --------------------------
          Total deferred tax assets ........................   73,088           59,752
                                                            ==========================

Deferred tax liabilities:
        Deferral of policy acquisition costs ...............   27,260           23,481
        Net pension expense ................................   15,583           13,993
        Unrealized holding gain on investments .............   22,891            6,478
        Other ..............................................    1,558            2,000
                                                            --------------------------
          Total deferred tax liabilities ...................   67,292           45,952
                                                            --------------------------
          Net deferred tax assets ..........................$   5,796          $13,800
                                                            ==========================

    The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

    Federal income taxes paid during 2002, 2001 and 2000 were $6,000,000 $11,500,000 and $12,638,000, respectively.

(9) (a) PENSION BENEFIT PLANS

    Effective January 1, 2002, employees of MIGI, a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net plan benefit liabilities were transferred from MIGI to the Company. Effective January 1, 2000, all employees of Mutual, Stateco and S.I.S., became employees of State Auto P&C, under new management agree-

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ments effective on that same date. See related discussion at Note (1)(b). Pursuant to the new management agreements, the Company paid cash of approximately $14.6 million to Mutual, equal to the net prepaid pension asset received.

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

    Prior to 2000, State Auto P&C, Stateco and S.I.S. pursuant to an intercompany agreement, were participants, together with Mutual, in a defined benefit pension plan and a defined contribution plan that covered substantially all employees of Mutual and the Company.

    Information regarding the funded status and net periodic pension benefit for the Company's participation in the defined benefit pension plan is as follows:

                                                                                                       DECEMBER 31
                                                                                                       --------
                                                                                             2002                      2001
                                                                                             ----                      ----
                                                                                                     (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ................................................... $ 97,477                   87,093
Transfer in benefit obligation at beginning of year due to employee transfer ..............   31,440                       --
Service cost ..............................................................................    5,541                    3,537
Interest cost .............................................................................    9,399                    6,750
Actuarial loss ............................................................................   15,111                    9,145
Benefits paid .............................................................................   (8,901)                  (9,048)
                                                                                            ----------------------------------
Benefit obligation at end of year ......................................................... $150,067                   97,477
                                                                                            ----------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ............................................ $136,197                  162,658
Transfer in plan assets at beginning of year due to employee transfer .....................   31,320                       --
Actual return on plan assets ..............................................................   (8,057)                 (17,413)
Benefits paid .............................................................................   (8,901)                  (9,048)
                                                                                            ----------------------------------
Fair value of plan assets at end of year .................................................. $150,559                  136,197
                                                                                            ----------------------------------
Funded status .............................................................................      492                   38,720
Unrecognized transition asset .............................................................   (5,511)                    (725)
Unrecognized prior service cost ...........................................................    2,963                    2,263
Unrecognized net loss .....................................................................   48,746                    3,086
                                                                                            ----------------------------------
Net prepaid pension expense ...............................................................   46,690                   43,344
                                                                                            ==================================



                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------
                                                       2002                    2001                    2000
                                                                         (in thousands)
COMPONENTS OF NET PERIODIC BENEFIT
Service cost .....................................  $ 5,541                   3,537                   3,339
Interest cost ....................................    9,399                   6,750                   6,728
Expected return on plan assets ...................  (16,724)                (14,633)                (13,391)
Amortization of prior service cost ...............      280                     207                     207
Amortization of transition asset .................     (633)                   (121)                   (121)
Amortization of net gain .........................       --                  (1,346)                   (930)
                                                   ---------------------------------------------------------
Net periodic benefit .............................  $(2,137)                 (5,606)                 (4,168)
                                                   =========================================================

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                    YEAR ENDED DECEMBER 31
                                                                                    ----------------------
                                                                            2002              2001             2000
                                                                            ----              ----             ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate ...........................................................   6.75%             7.5%             8.0%
Expected long-term rate of return on assets .............................   9.0 %             9.0%             9.0%
Rates of increase in compensation levels ................................   5.0 %             5.0%             5.0%



    Effective January 1, 2000, the net prepaid pension expense is carried on the financial statements of the Company and the annual periodic pension benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2002, 2001 and 2000 net periodic benefit was $2.0 million, $4.0 million and $2.6 million, respectively.

    The Company maintains a defined contribution plan that covers substantially all employees of the Company. Contributions to the plan are based on employee contributions and the level of Company match. The Company's share of the expense under the plan totaled $1,964,000, $1,120,000 and $890,000 for the years 2002,
2001 and 2000, respectively.

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

    Information regarding the funded status and net periodic benefit cost for the Company's participation in the postretirement benefit plan is as follows:

                                                                                                    DECEMBER 31
                                                                                                    -----------
                                                                                              2002                  2001
                                                                                              ----                  ----
                                                                                                  (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ..................................................  $48,558                  42,913
Transfer in benefit obligation at beginning of year due to employee transfer .............    8,235                      --
Service cost .............................................................................    2,400                   1,423
Interest cost ............................................................................    4,179                   3,356
Actuarial gain ...........................................................................    9,336                   2,946
Employee contributions ...................................................................   (1,509)                 (2,080)
                                                                                           ---------------------------------

Benefit obligation at end of year ........................................................  $71,199                  48,558
                                                                                           ---------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ...........................................  $ 1,768                   1,568
Expected return on assets ................................................................      150                     133
Gain (loss) on assets ....................................................................      (22)                     67
                                                                                           ---------------------------------

Fair value of plan assets at end of year .................................................  $ 1,896                   1,768
                                                                                           ---------------------------------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                  DECEMBER 31
                                                                                  -----------
                                                                          2002                     2001
                                                                          ----                     ----
                                                                               (in thousands)
Funded status at end of year ......................................... $(69,303)                (46,790)
Unrecognized transition asset ........................................      (34)                    (38)
Unrecognized prior service cost ......................................    5,073                      --
Unrecognized loss (gain) .............................................      110                  (8,700)
                                                                       ---------------------------------
Accrued postretirement benefit obligation at end of year ............. $(64,154)                (55,528)
                                                                       ==================================



                                                                                  YEAR ENDED DECEMBER 31
                                                                                  ----------------------
                                                                            2002                             2001
                                                                            ----                             ----
                                                                                     (in thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost .............................................................  $ 2,400                          1,423
Interest cost ............................................................    4,179                          3,356
Expected return on assets ................................................     (150)                          (133)
Amortization of unrecognized amounts .....................................      183                           (523)
                                                                            ---------------------------------------
Net periodic benefit cost ................................................  $ 6,612                          4,123
                                                                            ======================================


    A 6.75%, 7.5% and 8.0% weighted average discount rate was used for 2002, 2001 and 2000, respectively to determine the accumulated postretirement benefit obligation. A 9.0%, 8.5% and 8.5% weighted average rate was used for 2002, 2001 and 2000, respectively to determine the long-term rate of return on plan assets.

    Effective January 1, 2000, the postretirement benefit liability is carried on the financial statements of the Company and the net periodic benefit cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2002, 2001 and 2000 net periodic cost was $5.6 million, $3.0 million and $2.6 million, respectively.

    The assumed rate of future increases in per capita cost of health care benefits was 10% for the first year and grading down 1% per year to an ultimate rate of 5%. The health care cost trend rate assumption affects the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by approximately $10.7 million and would increase the medical service and interest cost by approximately $1.5 million.

    The Company also has a supplemental executive retirement plan for which the accrued obligation at December 31, 2002 and 2001 was $2,609,000 and $ 1,709,000, respectively.

(10) STOCKHOLDERS' EQUITY

(a) TREASURY SHARES

    On March 1, 2002, the State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of common stock from the public over a period extending to and through December 31, 2003. Through December 31, 2002, State Auto Financial repurchased 395,924 shares from the public. Repurchases during 2002 were funded through dividends from subsidiaries.

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

(b) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

    State Auto P&C, Milbank, Farmers Casualty, SA Ohio and National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $35.3 million is available for payment to State Auto Financial in 2003 without prior approval. Reconciliations of statutory capital and surplus and

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

net income (loss), as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:

                                                                                          DECEMBER 31
                                                                                          -----------
                                                                                 2002                     2001
                                                                                 ----                     ----
                                                                                        (in thousands)
Statutory capital and surplus of insurance subsidiaries ...................... $359,289                  317,983
Net assets of noninsurance parent and affiliates .............................  (44,060)                 (21,033)
                                                                              -----------------------------------
                                                                                315,229                  296,950
Increases (decreases):
        Deferred policy acquisition costs ....................................   77,886                   67,087
        Losses and loss expenses payable .....................................   27,093                   26,216
        Net prepaid pension expense ..........................................   46,690                   43,344
        Postretirement benefit liability .....................................  (21,968)                 (19,708)
        Deferred federal income taxes ........................................  (36,964)                 (25,347)
        Fixed maturities at fair value .......................................   67,281                    8,979
        Surplus note .........................................................  (15,000)                      --
        Other, net ...........................................................    3,522                    2,672
                                                                              -----------------------------------
        Stockholders' equity per accompanying consolidated
          financial statements ...............................................$ 463,769                  400,193
                                                                              ===================================




                                                                                        YEAR ENDED DECEMBER 31
                                                                                        ----------------------
                                                                        2002                    2001                    2000
                                                                        ----                    ----                    ----
                                                                                         (in thousands)
Statutory net income (loss) of insurance subsidiaries .............  $17,027                 (39,773)                 43,991
Net income of noninsurance parent and affiliates ..................    2,461                   1,826                   1,125
                                                                    --------------------------------------------------------
                                                                      19,488                 (37,947)                 45,116

Increases (decreases):
  Deferred policy acquisition costs ...............................   10,776                  34,629                   3,522
  Losses and loss expenses payable ................................      907                  12,813                    (103)
  Net prepaid pension expense .....................................      506                   1,131                     640
  Postretirement benefit expense ..................................   (2,260)                 (1,230)                 (1,150)
  Deferred federal income taxes ...................................    7,671                  10,673                     401
  Other, net ......................................................      (93)                    546                    (712)
                                                                    --------------------------------------------------------
  Net income per accompanying consolidated
    financial statements ..........................................  $36,995                  20,615                  47,714
                                                                    ========================================================


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

(11) PREFERRED STOCK

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

(12) STOCK INCENTIVE PLANS

    The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock incentive plans. Compensation cost charged against operations in 2002, 2001 and 2000 were $0, $14,000 and $31,000, respectively, for those employee stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant. Had compensation cost for the Company's plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company's pro forma net earnings and net earnings per share information would have been as follows:


                                                                         2002            2001              2000
                                                                         ----            ----              ----
                                                                                  (in thousands, except
                                                                                    per share figures)
Pro forma net earnings ............................................     $35,568        18,865            45,784

Pro forma net earnings per common share
   Basic ..........................................................     $  0.91          0.49              1.19
   Diluted ........................................................     $  0.89          0.48              1.17

   The fair value of options granted in 2002, 2001 and 2000 were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

                                              2002                     2001                   2000
                                              ----                     ----                   ----
Fair value .................................   $6.09                   6.79                   4.66
Dividend yield .............................     .94%                   .90%                   .90%
Risk free interest rate ....................    4.20%                  4.85%                  6.51%
Expected volatility factor .................     .33                    .36                    .34
Expected life (years) ......................     6.8                    6.7                    7.2

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

    The Company has stock option plans for certain directors and key employees. In May 2000, the Company's 1991 Stock Option Plan and 1991 Directors' Stock Option Plan were replaced with the 2000 Stock Option Plan (Key Employee Plan) and the 2000 Directors Stock Option Plan (Nonemployee Director Plan), respectively, upon approval of shareholders at the 2000 annual meeting of shareholders. The Nonemployee Directors' Plan provides each nonemployee director an option to purchase (1,500 shares for 2002 and 4,200 shares for 2003) shares of common stock following each annual meeting of

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the shareholders at an option price equal to the fair market value at the close of business on the date of the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The Key Employee's Plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 5,000,000 shares of common stock under this plan. These options are exercisable at such time or times as may be determined by a committee of the Company's Board of Directors. Normally, these options are exercisable from 1 to 10 years from date of grant.

    The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2,400,000 shares of common stock under this plan. At December 31, 2002 and 2001, 1,919,000 and 1,803,000, respectively shares have been purchased under this plan.

    The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 400,000 shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted and vested under this plan have a 10-year term. The Company has accounted for the plan in its accompanying financial statements at fair value. The fair value of options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions for 2002, 2001 and 2000, respectively, were as follows: fair value of $7.55, $8.04 and $10.91; dividend yield of .87%, .90% and .90%; expected volatility factor of .36, .34 and .32; risk-free interest rate of 4.50%, 5.16% and 5.19%; and expected life of the option of 8.1, 8.7 and 9.0 years. Expense of $165,000, $140,000 and $493,000 associated with this plan was recognized in 2002, 2001 and 2000, respectively.

    A summary of the Company's stock option activity and related information for these plans for the years ended December 31, 2002, 2001 and 2000, follows:

                                           2002                              2001                              2000
                                -----------------------------------------------------------------------------------------------
                                            WEIGHTED - AVERAGE               WEIGHTED - AVERAGE               WEIGHTED - AVERAGE
                                OPTIONS       EXERCISE PRICE     OPTIONS       EXERCISE PRICE      OPTIONS       EXERCISE PRICE
                                -------       --------------     -------       --------------      -------       --------------
                                                      (numbers in thousands, except per share figures)
Outstanding, beginning
of year                            2,797              $9.58        2,852               $8.28        2,546               $7.76
  Granted                            356              16.00          299               16.53          492               10.29
  Exercised                          362               5.11          315                4.39         (129)               4.32
  Canceled                            --              --             (39)              10.16          (57)              11.15
                                 -------                        --------                         --------
Outstanding, end of year           2,791              10.98        2,797                9.58        2,852                8.28
                                 =======                        ========                         ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 A summary of information pertaining to options outstanding and exercisable as of December 31, 2002 follows:

                                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   --------------------------------------------------------     -----------------------------------
                                                WEIGHTED - AVERAGE
                                                     REMAINING        WEIGHTED - AVERAGE                     WEIGHTED - AVERAGE
RANGE OF EXERCISE PRICES           NUMBER        CONTRACTUAL LIFE       EXERCISE PRICE         NUMBER          EXERCISE PRICE
------------------------           ------        ----------------       --------------         ------          --------------
                                               (numbers in thousands, except per share figures)
  Less than $5.00                   266                    .4                 $4.36              266                   $4.36
  $5.01 - $10.00                    791                   3.1                  6.61              791                    6.61
  Greater than $10.01             1,734                   7.4                 13.99            1,140                   13.27
                                -------                                                      -------
                                  2,791                   5.5                 10.98            2,197                    9.80
                                -------                                                      -------

(13) NET EARNINGS PER COMMON SHARE

The following table sets forth the compilation of basic and diluted net earnings per common share:

                                                                                           YEAR ENDED DECEMBER 31
                                                                                           ----------------------
                                                                                     2002         2001              2000
                                                                                     ----         ----              ----
                                                                                     (in thousands, except per share data)
Numerator:
Net earnings for basic and diluted earnings per common share               $36,995                20,615                47,714
                                                                          ----------------------------------------------------
Denominator:
  Weighted average shares for basic net earnings
    per common share ...................................................    38,984                38,775                38,427
  Effect of dilutive stock options .....................................       759                   906                   693
                                                                          ----------------------------------------------------
  Adjusted weighted average shares for
    diluted net earnings per common share ..............................    39,743                39,681                39,120
                                                                          ----------------------------------------------------
Basic net earnings per common share ....................................     $0.95                  0.53                  1.24
                                                                          ----------------------------------------------------
Diluted net earnings per common share ..................................     $0.93                  0.52                  1.21
                                                                          ----------------------------------------------------


The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        ----------------------
                                                                                 2002            2001            2000
                                                                                 ----            ----            ----
                                                                                           (in thousands)
Number of options................................................................911              562            656
                                                                                --------------------------------------


(14) OTHER COMPREHENSIVE INCOME


The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

                                                                                        YEAR ENDED DECEMBER 31, 2002
                                                                                        ----------------------------
                                                                             BEFORE-TAX         TAX (EXPENSE)          NET-OF-TAX
                                                                              AMOUNT              OR BENEFIT              AMOUNT
                                                                              ------              ----------              ------
                                                                                                ( in thousands)
Net unrealized holding gains on securities:
  Unrealized holding gains arising during 2002 ...........................  $52,805               (18,482)                34,323
  Reclassification adjustments for gains realized in net income ..........    5,909                (2,068)                 3,841
                                                                           -----------------------------------------------------
  Net unrealized holding gains ...........................................   46,896               (16,414)                30,482
                                                                           -----------------------------------------------------
Other comprehensive income ...............................................  $46,896               (16,414)                30,482
                                                                           =====================================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                                         YEAR ENDED DECEMBER 31, 2001
                                                                                         ----------------------------
                                                                             BEFORE-TAX         TAX (EXPENSE)         NET-OF-TAX
                                                                             AMOUNT               OR BENEFIT            AMOUNT
                                                                             ------               ----------            ------
                                                                                                ( in thousands)
Net unrealized holding losses on securities:
  Unrealized holding losses arising during 2001 ..........................  $(10,787)                  3,775             (7,012)
  Reclassification adjustments for gains realized in net income ..........    (1,962)                    687             (1,275)
                                                                            -----------------------------------------------------
  Net unrealized holding losses ..........................................   (12,749)                  4,462             (8,287)
                                                                            -----------------------------------------------------
Other comprehensive loss .................................................  $(12,749)                  4,462             (8,287)
                                                                            =====================================================




                                                                                          YEAR ENDED DECEMBER 31, 2000
                                                                                          ----------------------------
                                                                             BEFORE-TAX         TAX (EXPENSE)         NET-OF-TAX
                                                                              AMOUNT             OR BENEFIT              AMOUNT
                                                                              ------             ----------              ------
                                                                                                ( in thousands)
Net unrealized holding gains on securities:
  Unrealized holding gains arising during 2000 ............................. $36,272                 (12,695)            23,577
  Reclassification adjustments for gains realized in net income ............  (5,255)                  1,839             (3,416)
                                                                             ---------------------------------------------------
  Net unrealized holding gains .............................................  31,017                 (10,856)            20,161
                                                                             ---------------------------------------------------
Other comprehensive income ................................................. $31,017                 (10,856)            20,161
                                                                             ===================================================

 (15) REPORTABLE SEGMENTS

    Prior to 2001 the Company had four reportable segments: standard insurance, nonstandard insurance, investment management services and management and operations services. The reportable segments are business units managed separately because of the differences in products or service they offer and type of customer they serve.

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

    Effective July 1, 2001, with the Pooled Subsidiaries assumption of the former Meridian Mutual business through the Pooling Arrangement, as more fully described in note 6(a), the Company's standard and nonstandard insurance segments have been segregated into four reportable segments. While these segments offer similar products and services and operate in the same geographical locations within the United States, they differ within their operating measures, more specifically within their loss and profitability results. Consequently, the Company has defined the two insurance segments that existed prior to 2001 to be State Auto standard insurance and State Auto nonstandard insurance and the former Meridian Mutual business assumed through the Pooling Arrangement by the Pooled Subsidiaries to be Meridian standard insurance and Meridian nonstandard insurance. Monitoring the performance of the Meridian segments allows management to review the results of its integration efforts of these segments while this business continues to be processed through the Meridian systems platform. As this business begins to migrate through new and renewal policy issuance on the State Auto systems platform where State Auto policies, pricing and underwriting philosophies are fully integrated, it is anticipated that the Meridian segments will decrease. With the transition, during 2002, of the Meridian nonstandard segment to the State Auto systems platform, begining with the first quarter 2003, this segment will be included in the State Auto nonstandard segment.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    The investment management services segment manages the investment portfolios of affiliated insurance companies. As a result of the loss of the management and operations services income as described in note 6(d), the management and operations service segment is now in the all other category for segment reporting beginning with the first quarter of 2002 as the results for this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment. The segment disclosures for the year ended December 31, 2001 and 2000 have been restated to reflect this change.

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

    Revenue from segments in the other category is attributable to three other operating segments of the Company; management and operations services segment, an insurance software development and resale segment, and a property management and leasing segment. The insurance software development and resale segment and property management and leasing segment have never met the quantitative thresholds for individual presentation as reportable segments.


    The following provides financial information regarding the Company's reportable segments. The 2001 financial information for the Meridian standard and nonstandard segments reflects the business assumed by the pooled subsidiaries, beginning July 1, 2001:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      ----------------------
                                                                       2002                     2001                    2000
                                                                       ----                     ----                    ----
                                                                                           (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
  State Auto standard insurance ..................................   $720,278                  485,059                  406,602
  State Auto nonstandard insurance ...............................     67,575                   37,536                   29,595
  Meridian standard insurance ....................................    159,060                   72,825                       --
  Meridian nonstandard insurance .................................      9,043                    6,501                       --
  Investment management services .................................      2,469                    3,466                    3,360
  All other ......................................................      3,120                   15,773                   17,881
                                                                   ------------------------------------------------------------
Total revenues from external customers ...........................    961,545                  621,160                  457,438

Intersegment revenues:
  State Auto standard insurance ..................................        120                      128                      162
  Investment management services .................................      5,019                    3,553                    2,884
  All other ......................................................      2,141                    5,506                    6,047
                                                                     ------------------------------------------------------------
Total intersegment revenues ......................................      7,280                    9,187                    9,093
                                                                     ------------------------------------------------------------
Total revenue ....................................................    968,825                  630,347                  466,531
                                                                     ------------------------------------------------------------
Reconciling items:
  Intersegment revenues ..........................................     (7,280)                  (9,187)                  (9,093)
  Corporate revenues .............................................         25                      150                       81
  Net realized gains on investment ...............................      5,909                    1,962                    5,255
                                                                     ------------------------------------------------------------
Total consolidated revenues ......................................   $967,479                  623,272                  462,774
                                                                     ============================================================
SEGMENT PROFIT (LOSS):
  State Auto standard insurance ..................................    $37,537                   45,664                   35,579
  State Auto nonstandard insurance ...............................      1,538                    1,378                     (116)
  Meridian standard insurance ....................................    (15,376)                 (44,397)                      --
  Meridian nonstandard insurance .................................      2,537                   (5,933)                      --
  Investment management services .................................      6,402                    5,965                    5,354
  All other ......................................................      1,916                   16,326                   18,457
                                                                   ------------------------------------------------------------
Total segment profit .............................................     34,554                   19,003                   59,274

Reconciling items:
  Corporate expenses .............................................     (2,673)                  (2,989)                  (3,085)
  Net realized gains on investments ..............................      5,909                    1,962                    5,255
                                                                     ------------------------------------------------------------
Total consolidated income before federal income taxes ............    $37,790                   17,976                   61,444
                                                                     ============================================================
NET INVESTMENT INCOME:
  State Auto standard insurance ..................................    $42,223                   37,230                   33,436
  State Auto nonstandard insurance ...............................      2,228                    1,997                    1,899
  Meridian standard insurance ....................................      9,322                    3,595                       --
  Meridian nonstandard insurance .................................        531                      338                       --
  Investment management services .................................        125                      318                      360
  All other ......................................................        180                      193                      244
                                                                     ------------------------------------------------------------
Total net investment income ......................................     54,609                   43,671                   35,939

Reconciling items:
  Corporate net investment income ................................         25                      150                       81
  Reclassification adjustments in consolidation ..................      5,057                    3,554                    2,895
                                                                     ------------------------------------------------------------
Total consolidated net investment income .........................    $59,691                   47,375                   38,915
                                                                     ============================================================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                        DECEMBER 31
                                                                        -----------
                                                                2002                    2001
                                                                ----                    ----
                                                                      (in thousands)
SEGMENT ASSETS:
  Standard insurance .....................................  $1,468,482                1,261,689
  Nonstandard insurance ..................................      98,886                   67,043
  Investment management services .........................       4,744                    8,698
  All other ..............................................      12,539                   15,685
                                                            ------------------------------------
Total segment assets .....................................   1,584,651                1,353,115

Reconciling items:
  Corporate assets .......................................         833                    3,559
  Reclassification adjustments in consolidation ..........       7,511                   10,822
                                                            ------------------------------------
Total consolidated assets ................................  $1,592,995                1,367,496
                                                            ====================================


Revenues from external customers include the following products and services:

                                                                                   YEAR ENDED DECEMBER 31
                                                                                   ----------------------
                                                                       2002                   2001                   2000
                                                                       ----                   ----                   ----
                                                                                         (in thousands)
Earned premiums
State Auto standard insurance:
  Automobile ......................................................  $356,137                237,401                203,967
  Homeowners and farmowners .......................................   112,350                 77,105                 67,247
  Commercial multi-peril ..........................................    50,305                 31,215                 25,349
  Workers' compensation ...........................................    23,236                 15,365                 10,628
  Fire and allied .................................................    57,310                 36,031                 27,848
  Other liability and products liability ..........................    49,233                 21,875                 21,924
  Other lines .....................................................    24,604                 25,304                 13,603
                                                                     -------------------------------------------------------
Total State Auto standard insurance earned premiums ...............   673,175                444,296                370,566
Total State Auto nonstandard insurance earned premiums ............    65,022                 35,256                 27,401
                                                                     -------------------------------------------------------
Meridian standard insurance:
  Automobile ......................................................    79,212                 36,402                     --
  Homeowners and farmowners .......................................    21,159                  9,536                     --
  Commercial multi-peril ..........................................    25,942                 11,381                     --
  Workers' compensation ...........................................    16,081                  8,660                     --
  Fire and allied .................................................     1,095                    499                     --
  Other liability and products liability ..........................     1,834                    519                     --
  Other lines .....................................................     4,542                  2,157                     --
                                                                     -------------------------------------------------------
Total Meridian standard insurance earned premiums .................   149,865                 69,154                     --
Total Meridian nonstandard insurance earned premiums ..............     8,533                  6,501                     --
                                                                     -------------------------------------------------------
Total earned permiums .............................................   896,595                555,207                397,967
Investment management services ....................................     2,469                  2,965                  2,940
Net investment income .............................................    59,666                 47,225                 38,834
Other income ......................................................     2,815                 15,763                 17,697
                                                                     -------------------------------------------------------
Total revenues from external customers ............................  $961,545                621,160                457,438
                                                                     =======================================================

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

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                       2002
                                                                                       ----
                                                                               FOR THREE MONTHS ENDED
                                                                               ----------------------
                                                          MARCH 31,          JUNE 30,        SEPTEMBER 30,        DECEMBER 31,
                                                          ---------          --------        -------------        ------------
                                                                (dollars in thousands, except per share amounts)
Total revenues .........................................  $229,959           236,223            246,962           254,335
Income (loss) before federal income taxes ..............    17,301            (6,751)             5,128            22,112
Net income (loss) ......................................    13,165            (1,385)             5,885            19,330
Net earnings (loss) per common share (note 10a):
  Basic ................................................      0.34             (0.04)              0.15              0.50
  Diluted ..............................................      0.33             (0.04)              0.15              0.49
                                                            --------------------------------------------------------------

                                                                                       2001
                                                                                       ----
                                                                             FOR THREE MONTHS ENDED
                                                                             ----------------------
                                                           MARCH 31,         JUNE 30,        SEPTEMBER 30,        DECEMBER 31,
                                                           ---------         --------        -------------        ------------
                                                                     (dollars in thousands, except per share amounts)

Total revenues ............................................ $ 118,001         123,032        156,671                225,568
Income (loss) before federal income taxes .................    19,199          12,028          8,029                (21,280)
Net income (loss) .........................................    14,540           9,433          7,276                (10,634)
Net earnings (loss) per common share (note 10a):
  Basic....................................................      0.37            0.24           0.19                  (0.27)
  Diluted .................................................      0.36            0.24           0.18                  (0.27)
                                                            ----------------------------------------------------------------

(17) CONTINGENCIES

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

         Information required under this Item with respect to executive officers is contained under the heading "Executive Officers of the Registrant" in Item 1 of this Form 10-K report.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 2002, and is hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   LISTING OF FINANCIAL STATEMENTS

                  The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in
         Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 2002 and 2001
                  Consolidated Statements of Income for
                      each of the three years in the
                      period ended December 31, 2002
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002
                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002
                  Notes to Consolidated Financial Statements

(a)(2)   LISTING OF FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedules of the Company for the years 2002, 2001, and 2000, are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.

Schedule Number                Schedule
---------------                --------
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

3(A)(3)       State Auto Financial Corporation Certificate of            Form 10-K Annual Report for the year ended
              Amendment to the Amended and Restated Articles of          December 31, 1998 (see Exhibit 3(A)(3)
              Incorporation as of June 2, 1998                           therein)

3(B)          State Auto Financial Corporation's Amended and Restated    1933 Act Registration Statement No. 33-40643
              Code of Regulations                                        on Form S-1 (see Exhibit 3(b) therein)

4             State Auto Financial Corporation's Amended and Restated    Form 10-K Annual Report for the year ended
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of   December 31, 1992 (see Exhibit 3(A) and 3(B)
              the Company's Amended and Restated Code of Regulations     therein)

10(A)         Guaranty Agreement between State Automobile Mutual         1933 Act Registration Statement No. 33-40643
              Insurance Company and State Auto Property and Casualty     on Form S-1 (see Exhibit 10 (d) therein)
              Insurance Company dated as of May 16, 1991

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

10(C)*        State Auto 1991 Quality Performance Bonus Plan             1933 Act Registration Statement No. 33-40643
                                                                         on Form S-1 (see Exhibit 10 (f) therein)

10(D)*        1991 Stock Option Plan                                     1933 Act Registration Statement No. 33-40643
                                                                         on Form S-1 (see Exhibit 10 (h) therein)

10(E)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No. 33-89400
                                                                         on Form S-8 (see Exhibit 4 (a) therein)

10(F)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No. 33-40643
                                                                         on Form S-1 (see Exhibit 10 (i) therein)

10(G)          License Agreement between State Automobile Mutual         1933 Act Registration Statement No. 33-40643
               Insurance Company and Policy Management Systems           on Form S-1 (see Exhibit 10 (k) therein)
               Corporation dated December 28, 1984

10(H)          Investment Management Agreement between Stateco           Form 10-K Annual Report for the year ended
               Financial Services, Inc. and State Automobile Mutual      December 31, 1992 (see Exhibit 10 (N)
               Insurance Company, effective April 1, 1993                therein)

10(I)*         State Auto Insurance Companies Directors' Deferred        Form 10-K Annual Report for year ended
               Compensation Plan                                         December 31, 1995 (see Exhibit 10(S)
                                                                         therein)
10(J)*         State Auto Insurance Companies Amended and Restated       Registration Statement on Form S-8, File No.
               Non-Qualified Incentive Deferred Compensation Plan        333-56338 (see Exhibit 4(e) therein)

10(K)*         Amendment Number 2 to the 1991 Stock Option Plan          Form 10-K Annual Report for the year ended
                                                                         December 31, 1996 (see Exhibit 10(DD)
                                                                         therein)

10(L)*         Amendment Number 1 to the 1991 Directors' Stock Option    Form 10-K Annual Report for the year ended
               Plan                                                      December 31, 1996 (see Exhibit 10(EE)
                                                                         therein)

10(M)          Amended and Restated SERP of State Auto Mutual            Form 10-K Annual Report for the year ended
               effective as of January 1, 1994                           December 31, 1997 (see Exhibit 10(HH)
                                                                         therein)

10(N)          Credit Agreement dated as of June 1, 1999 between State   Form 10-Q for the period ended June 30, 1999
               Auto Financial Corporation and State Automobile Mutual    (see Exhibit 10(LL) therein)
               Insurance Company


* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

                                                                          If incorporated by reference document with
Exhibit No.                    Description of Exhibit                    which Exhibit was previously filed with SEC
-----------                    ----------------------                    -------------------------------------------
 10(O)         Reinsurance Pooling Agreement amended and restated as     Form 10-K Annual Report for the year ended
               of January 1, 2000 by and among State Automobile Mutual   December 31, 1999 (see Exhibit 10(W) therein)
               Insurance Company, State Auto Property and Casualty
               Insurance Company, Milbank Insurance Company, Midwest
               Security Insurance Company (n/k/a State Auto Insurance
               Company of Wisconsin), Farmers Casualty Insurance
               Company and State Auto Insurance Company (n/k/a State
               Auto Insurance Company of Ohio)

 10(P)         Management and Operations Agreement as of January 1,      Form 10-K Annual Report for the year ended
               2000 among State Automobile Mutual Insurance Company,     December 31, 1999 (see Exhibit 10(X) therein)
               State Auto Financial Corporation, State Auto Property
               and Casualty Insurance Company, State Auto National
               Insurance Company, Milbank Insurance Company, State
               Auto Insurance Company (n/k/a State Auto Insurance
               Company of Ohio), Stateco Financial Services, Inc.,
               Strategic Insurance Software, Inc., 518 Property
               Management and Leasing, LLC

 10(Q)         Property Catastrophe Overlying Excess of Loss             Form 10-K Annual Report for the year ended
               Reinsurance contract issued to State Automobile Mutual    December 31, 1999 (see Exhibit 10(Y) therein)
               Insurance Company, State Auto National Insurance
               Company, Milbank Insurance Company, Midwest Security
               Insurance Company (n/k/a State Auto Insurance Company
               of Wisconsin), Farmers Casualty Insurance Company,
               Mid-Plains Insurance Company by State Auto Property and
               Casualty Insurance Company

 10(R)         First Amendment to the Management and Operations          Form 10-K Annual Report for the year ended
               Agreement effective January 1, 2000 among State           December 31, 1999 (see Exhibit 10(Z) therein)
               Automobile Mutual Insurance Company, State Auto
               Financial Corporation, State Auto Property and Casualty
               Insurance Company, State Auto National Insurance
               Company, Milbank Insurance Company, State Auto
               Insurance Company (n/k/a State Auto Insurance Company
               of Ohio), Stateco Financial Services, Inc., Strategic
               Insurance Software, Inc. and 518 Property Management
               and Leasing, LLC

 10(S)         First Amendment to the June 1, 1999 Credit Agreement      Form 10-K Annual Report for the year ended
               dated November 1, 1999 between State Auto Financial       December 31, 1999 (see Exhibit 10(AA)
               Corporation and State Automobile Mutual Insurance         therein)
               Company

 10(T)         Second amendment to the June 1, 1999 Credit Agreement     Form 10-Q for the period ended March 31,
               dated December 1, 1999 between State Auto Financial       2000 (see Exhibit 10(BB) therein)
               Corporation and State Automobile Mutual Insurance
               Company

 10(U)*        Employment Agreement and Executive Agreement between      Form 10-K Annual Report for the year ended
               State Auto Financial Corporation and Robert H. Moone      December 31, 2000 (see Exhibit 10(BB)
                                                                         therein)

 10(V)*        Form of Executive Agreement between State Auto            Form 10-K Annual Report for the year ended
               Financial Corporation and certain executive officers      December 31, 2000 (see Exhibit 10(CC)
                                                                         therein)

 10(W)         First Amendment to the Reinsurance Pooling Agreement      Form 10-K Annual Report for the year ended
               Amended and Restated as of January 1, 2000 by and among   December 31, 2000 (see Exhibit 10(DD)
               State Auto Property and Casualty Insurance Company,       therein)
               State Automobile Mutual Insurance Company, Milbank
               Insurance Company, Midwest Security Insurance Company
               (n/k/a State Auto Insurance Company of Wisconsin),
               Farmers Casualty Insurance Company and State Auto
               Insurance Company (n/k/a State Auto Insurance Company
               of Ohio)

 10(X)         Addendum No. 1 of the Property Catastrophe Overlying      Form 10-K Annual Report for the year ended
               Excess of Loss Reinsurance Contract by and among State    December 31, 2000 (see Exhibit 10(EE)
               Auto Property and Casualty Insurance Company, State       therein)
               Automobile Mutual Insurance Company, State Auto
               National Insurance Company, Milbank Insurance Company,
               Midwest Security Insurance Company (n/k/a State Auto
               Insurance Company of Wisconsin), Farmers Casualty
               Insurance Company, Mid-Plains Insurance Company and
               State Auto Insurance Company (n/k/a State Auto
               Insurance Company of Ohio) dated November 17, 2000


* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

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

 10(AA)*       First Amendment to 2000 Directors Stock Option Plan       Form 10-Q for the period ended March 31,
                                                                         2001 (see Exhibit 10(HH) therein)

 10(BB)*       Second Amendment to the Reinsurance Pooling Agreement     Form 10-Q for the period ended June 30, 2001
               Amended and Restated as of January 1, 2000, by the        (see Exhibit 10(II) therein)
               State Automobile Mutual Insurance Company, State Auto
               Property and Casualty Insurance Company, Milbank
               Insurance Company, Midwest Security Insurance Company
               (n/k/a State Auto Insurance Company of Wisconsin),
               Farmers Casualty Insurance Company and State Auto
               Insurance Company (n/k/a State Auto Insurance Company
               of Ohio)

 10(CC)*       Second Amendment to 1991 Directors Stock Option Plan      Form 10-Q for the period ended September 30,
                                                                         2001 (see Exhibit 10(JJ) therein)

 10(DD)*       Second Amendment to 2000 Directors Stock Option Plan      Form 10-Q for the period ended September 30,
                                                                         2001 (see Exhibit 10(KK) therein)

 10(EE)*       Third Amendment to 2000 Directors Stock Option Plan       Form 10-K Annual Report for the year ended
                                                                         December 31, 2001 (see Exhibit 10(EE)
                                                                         therein)

 10(FF)        Third Amendment to State Auto Reinsurance Pooling         Form 10-K Annual Report for the year ended
               Agreement, Amended and Restated as of January 1, 2000     December 31, 2001 (see Exhibit 10(FF)
                                                                         therein)

 10(GG)        Stop Loss Reinsurance Agreement dated October 1, 2001     Form 10-K Annual Report for the year ended
               among inter alia Mutual and State Auto P&C                December 31, 2001 (see Exhibit 10(GG)
                                                                         therein)

 10(HH)        Amendment No. 2 to the Management and Operations          Form 10-K Annual Report for the year ended
               Agreement dated January 1, 2000 among, inter alia,        December 31, 2001 (see Exhibit 10(HH)
               Mutual and State Auto P&C                                 therein)

 10(II)        $100,000,000 Amended and Restated Credit Agreement        Form 10-K Annual Report for the year ended
               among SAF Funding Corporation, as Borrower, the Lenders   December 31, 2001 (see Exhibit 10(II)
               and Bank One, NA as Agent dated as of November 16, 2001   therein)

 10(JJ)        Amended and Restated Put Agreement among State            Form 10-K Annual Report for the year ended
               Automobile Mutual Insurance Company, State Auto           December 31, 2001 (see Exhibit 10(JJ)
               Financial Corporation and Bank One, NA as Agent dated     therein)
               as of November 16, 2001

 10(KK)        Amended and Restated Standby Purchase Agreement between   Form 10-K Annual Report for the year ended
               State Auto Financial Corporation and SAF Funding          December 31, 2001 (see Exhibit 10(KK)
               Corporation dated as of November 16, 2001                 therein)

 10(LL)        Amendment No. 3 to Management and Operations Agreement    Form 10-Q for the period ended June 30, 2002
               effective January 1, 2002, among State Automobile         (see Exhibit 10(LL) therein)
               Mutual Insurance Company, State Auto Financial
               Corporation, State Auto Property and Casualty Insurance
               Company, State Auto National Insurance Company, Milbank
               Insurance Company, State Auto Insurance Company,
               Stateco Financial Services, Inc., Strategic Insurance
               Software, Inc., and 518 Property Management and
               Leasing, LLC

 10(MM)        Surplus Contribution Note from Milbank Insurance          Form 10-Q for the period ended September 30,
               Company to Meridian Security Insurance Company dated as   2002 (see Exhibit 10(MM) therein)
               of September 30, 2002


* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

                                                                          If incorporated by reference document with
Exhibit No.                    Description of Exhibit                    which Exhibit was previously filed with SEC
-----------                    ----------------------                    -------------------------------------------

10(NN)         Management Services Agreement as of July 1, 2002 by and   Form 10-Q for the period ended September 30,
               among State Auto Property and Casualty Insurance          2002 (see Exhibit 10(NN) therein)
               Company, Meridian Insurance Group, Inc., Meridian
               Security Insurance Company, Meridian Citizens Mutual
               Insurance Company and Meridian Citizens Security
               Insurance Company

10(OO)         Cost Sharing Agreement among State Auto Property and      Included herein
               Casualty Insurance Company, State Automobile Mutual
               Insurance Company, and State Auto Florida Insurance
               Company effective January 1, 2003

10(PP)         Amendment No. 1 to Put Agreement and Waiver among State   Included herein
               Automobile Mutual Insurance Company, State Auto
               Financial Corporation and Bank One, NA dated as of
               August 28, 2002

10(QQ)         Amendment No. 1 to Amended and Restated Credit            Included herein
               Agreement among SAF Funding Corporation, the Lenders
               and Bank One, NA dated as of November 14, 2002

10(RR)         Amendment No. 2 to Amended and Restated Put Agreement     Included herein
               and Waiver among State Automobile Mutual Insurance
               Company, State Auto Financial Corporation and Bank One,
               NA dated as of November 14, 2002

10(SS)         Amendment No. 1 to Amended and Restated Standby           Included herein
               Purchase Agreement between State Auto Financial
               Corporation and SAF Funding Corporation

10(TT)         Fourth Amendment to State Auto Reinsurance Pooling        Included herein
               Agreement, Amended and Restated as of January 1, 2000

10(UU)*        Fourth Amendment to 2000 Directors Stock Option Plan      Included herein

10(VV)         Term Loan Note from State Auto Financial Corporation to   Included herein
               KeyBank National Association dated as of December 23,
               2002

21             List of Subsidiaries of State Auto Financial Corporation  Included herein

23             Consent of Independent Auditors                           Included herein


24(A)          Powers of Attorney - William J. Lhota, Urlin G. Harris,   Form 10-Q for the period ended June 30, 1997
               Jr., Paul W. Huesman, George R. Manser, and David J.      (see Exhibit 24(C) therein)
               D'Antoni

24(B)          Power of Attorney - John R. Lowther                       Form 10-Q for the period ended March 31,
                                                                         1998 (see Exhibit 24(D) therein)

24(C)          Power of Attorney - Robert H. Moone                       Form 10-K Annual Report for the year ended
                                                                         December 31, 1998 (see Exhibit 24(E) therein)

24(D)          Power of Attorney - Richard K. Smith                      Form 10-K Annual Report for the year ended
                                                                         December 31, 2000 (See Exhibit 24(D) therein)

24(E)          Power of Attorney - S. Elaine Roberts                     Included herein

99.1           CEO certification required by Section 906 of              Included herein
               Sarbanes-Oxley Act of 2002

99.2           CFO certification required by Section 906 of              Included herein
               Sarbanes-Oxley Act of 2002

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit





(b)   REPORTS ON FORM 8-K
      -------------------

        The Company did not file any Form 8-K current reports during the fourth quarter of the Company's fiscal year ended December 31, 2002.

(c)   EXHIBITS

        The exhibits have been submitted as a separate section of this report following the financial statement schedules.

(d)   FINANCIAL STATEMENT SCHEDULES

        The financial statement schedules have been submitted as a separate section of this report following the signatures and certifications.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STATE AUTO FINANCIAL CORPORATION


Dated:  March 28, 2003                       /s/Robert H. Moone
                                             --------------------------------
                                             Robert H. Moone
                                             Chairman, President and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                                  Title                                       Date
        ----                                  -----                                       ----
/s/Robert H. Moone                    Chairman, President and                        March 28, 2003
--------------------------            Chief Executive Officer
Robert H. Moone                       (principal executive officer)

/s/Steven J. Johnston                 Chief Financial Officer,                       March 28, 2003
--------------------------            Senior Vice President, and Treasurer
 Steven J. Johnston                   (principal financial officer
                                      and principal accounting officer)

John R. Lowther*                      Senior Vice President, General Counsel,        March 28, 2003
--------------------------            and Secretary and Director
John R. Lowther


David J. D'Antoni*                    Director                                       March 28, 2003
--------------------------
David J. D'Antoni


Urlin G. Harris, Jr.*                 Director                                       March 28, 2003
--------------------------
Urlin G. Harris, Jr.


Paul W. Huesman*                      Director                                       March 28, 2003
--------------------------
Paul W. Huesman


William J. Lhota*                     Director                                       March 28, 2003
--------------------------
William J. Lhota


George R. Manser*                     Director                                       March 28, 2003
--------------------------
George R. Manser


S. Elaine Roberts*                    Director                                       March 28, 2003
--------------------------
S. Elaine Roberts


Richard K. Smith*                     Director                                       March 28, 2003
--------------------------
Richard K. Smith

        *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.


/s/Steven J. Johnston                                            March 28, 2003
Steven J. Johnston
Attorney in Fact

                                 CERTIFICATION

I, Robert H. Moone, certify that:

1. I have reviewed this annual report on Form 10-K of State Auto Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003                            /s/ Robert H. Moone
                                                ----------------------------
                                                Robert H. Moone
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                  CERTIFICATION

I, Steven J. Johnston, certify that:

1. I have reviewed this annual report on Form 10-K of State Auto Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                    /s/ Steven J. Johnston
                                         ---------------------------------
                                         Steven J. Johnston
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002


                       Column A                                 Column B                  Column C                 Column D
                       --------                                 --------                  --------                 --------
                                                                                                                   Amount at
                  Available for Sale                                                                              which shown
                                                                                                                    in the
                 Type of Investments                             Cost(1)                   Value                 balance sheet
                 -------------------                             -------                   -----                 -------------
                                                                                       (in thousands)
Fixed maturities:
  Bonds:
    United States Government and
      government agencies and authorities                              $324,512                  $340,365                 $340,365
    States, municipalities and
      political subdivisions                                            696,191                   737,321                  737,321
    Public utilities                                                      6,631                     7,601                    7,601
    All other corporate bonds                                           122,000                   131,411                  131,411
                                                          ----------------------   -----------------------   ----------------------
          Total fixed maturities                                      1,149,334                 1,216,698                1,216,698
                                                          ----------------------   -----------------------   ----------------------

Equity securities:
  Common stocks:
    Public utilities                                                      1,300                     1,299                    1,299
    Banks, trust and insurance companies                                 16,835                    15,565                   15,565
    Industrial, miscellaneous and all
      other                                                              39,594                    36,846                   36,846
                                                          ----------------------   -----------------------   ----------------------
          Total equity securities                                        57,729                    53,710                   53,710
                                                          ----------------------   -----------------------   ----------------------


  Other long-term investments                                             1,857            xxxxxx                            1,908
                                                          ----------------------                             ----------------------
          Total investments                                         $ 1,208,920            xxxxxx                      $ 1,272,316
                                                          ======================                             ======================

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                                                December 31
                                                                                  ------------------------------------------
                                         ASSETS                                         2002                    2001
                                                                                        ----                    ----
                                                                                               (in thousands)
Investments in common stock of subsidiaries
  (equity method)                                                                          $519,893                $440,826
Cash                                                                                             93                   2,005
Real estate                                                                                     389                     408
Other assets                                                                                    740                     887
Federal income tax benefit                                                                    3,744                   2,907
                                                                                  ------------------     -------------------

     Total assets                                                                          $524,859                $447,033
                                                                                  ==================     ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY


Notes payable (affiliate $45,500 at December 31, 2002 and 2001)                             $60,500                 $45,500
Due to affiliates                                                                               173                     734
Accrued expenses                                                                                417                     606
                                                                                  ------------------     -------------------

     Total liabilities                                                                       61,090                  46,840

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without
   par value.  Authorized 2,500,000 shares;
   none issued
Class B Preferred stock, without par value.
   Authorized 2,500,000 shares; none issued                                                       -                       -
Common stock, without par value.  Authorized
   100,000,000 shares, respectively; issued                                                       -                       -
   43,525,774 and 43,045,320 shares
   issued and outstanding, respectively, at stated value of
   $2.50 per share                                                                          108,814                 107,613
Less 4,524,475 and 4,108,230 treasury shaes, respectively, at cost                          (54,249)                (47,613)
Additional paid-in capital                                                                   50,354                  47,106
Accumulated other comprehensive income                                                       42,535                  12,075
Retained earnings                                                                           316,315                 281,012
                                                                                  ------------------     -------------------

     Total stockholders' equity                                                             463,769                 400,193
                                                                                  ------------------     -------------------

     Total liabilities and stockholders' equity                                            $524,859                $447,033
                                                                                  ==================     ===================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                         CONDENSED STATEMENTS OF INCOME

                                                                                 Year ended December 31
                                                              --------------------------------------------------------------
                                                                     2002                 2001                  2000
                                                                     ----                 ----                  ----
                                                                                    (in thousands)
Investment income                                                            $25                 $150                   $81
Rental income                                                                 37                   38                    37
Net realized gains on investments                                              -                    -                     -

                                                              -------------------   ------------------    ------------------
       Total revenue                                                          62                  188                   118
                                                              -------------------   ------------------    ------------------

Interest expense to affiliate                                              2,161                2,275                 2,730
Total operating expenses                                                   1,653                1,889                 1,859
                                                              -------------------   ------------------    ------------------

  Loss before federal income taxes                                        (3,752)              (3,976)               (4,471)

Federal income tax benefit                                                (1,313)              (1,383)               (1,573)

                                                              --------------------------------------------------------------
  Net loss before equity in undistributed
     net earnings of subsidiaries                                         (2,439)              (2,593)               (2,898)

Equity in undistributed net earnings of subsidiaries                      39,457               23,208                50,612

                                                              -------------------   ------------------    ------------------
       Net Income                                                        $37,018              $20,615               $47,714
                                                              ===================   ==================    ==================

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31
                                                                   --------------------------------------------------------------
                                                                         2002                  2001                  2000
                                                                         ----                  ----                  ----
                                                                                         (in thousands)
Cash flows from operating activities:

  Net income                                                                 $37,018               $20,615               $47,714
                                                                   ------------------   -------------------   -------------------
  Adjustments to reconcile net income to net cash
      used in operating activities:
   Depreciation and amortization, net                                            183                   157                   484
   Equity in undistributed earnings of subsidiaries                          (39,457)              (23,208)              (50,612)
  Changes in operating assets and liabilities:
    Change in accrued expenses and due to affiliates                            (751)                  788                    60
    Change in other assets                                                       148                  (328)                  (19)
    Change in federal income taxes                                                74                   178                  (721)
                                                                   ------------------   -------------------   -------------------

      Net cash used in operating activities                                   (2,785)               (1,798)               (3,094)
                                                                   ------------------   -------------------   -------------------

Cash flows from investing activities:
  Capitalization of subsidiary                                               (21,514)               (9,001)                    -
  Dividends received from subsidiaries                                        12,364                11,701                 3,025

                                                                   ------------------   -------------------   -------------------
      Net cash provided by (used in) investing activities                     (9,150)                2,700                 3,025
                                                                   ------------------   -------------------   -------------------

Cash flows from financing activities:
  Proceeds from issuance of debt to bank                                      15,000                     -                     -
  Net proceeds from sale of common stock                                       2,999                 2,466                 1,707
  Payments to acquire treasury stock                                          (6,261)                 (388)                 (300)
  Payment of dividends                                                        (1,715)               (1,566)               (1,397)
                                                                   ------------------   -------------------   -------------------
      Net cash provided by financing activities                               10,023                   512                    10
                                                                   ------------------   -------------------   -------------------

      Net increase (decrease) in cash and invested cash                       (1,912)                1,414                   (59)
                                                                   ------------------   -------------------   -------------------
Cash and cash equivalents at beginning of year                                 2,005                   591                   650
                                                                   ------------------   -------------------   -------------------
Cash and cash equivalents at end of year                                         $93                $2,005                  $591
                                                                   ==================   ===================   ===================

Supplemental Disclosures:
  Federal income taxes received                                               $1,386                $1,561                  $852
                                                                   ==================   ===================   ===================

                                                                         Page 91
                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

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

NOTE 2 - STOCK REPURCHASE PLAN

On March 1, 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock over a period extending to and through December 31, 2003. Through December 31, 2002, State Auto Financial repurchased 395,924 shares from the public. Repurchases during 2002 were funded through dividends from subsidiaries.

During 2000, State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2001 State Auto Financial repurchased 50,522 shares. Repurchases during 2001 and 2000 were funded through dividends from subsidiaries.

NOTE 3 - NOTES PAYABLE

In conjunction with the May 1999 stock repurchase plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million, at an interest rate of 6.0%. The interest rate adjusts each January 1 based on a formula set forth in the note. During 2002 and 2001 the interest rate was 4.75% and 5.0%, respectively, and adjusts to 4.25% in 2003. Principal payment is due on demand from Mutual after December 31, 2000, with final payment to be received on or prior to December 31, 2005.

Effective December 23, 2002, State Auto Financial entered into a 364 day $15.0 million term loan note agreement with a bank. Interest adjusts quarterly and accrues based on LIBOR plus 75 basis points (2.15% at December 31, 2002). Interest on the note is 2.15% through March 23, 2003 and 2.027% for the period March 24, 2003 through September 23, 2003.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)


                  Column A                       Column B        Column C        Column D        Column E       Column F
                  --------                       --------        --------        --------        --------       --------

                                                                Future policy                   Other policy
                                                               benefits, losses,                 claims and
                                             Deferred policy     claims and       Unearned        benefits       Premium
                  Segment                    acquisition cost   loss expenses     premiums         payable       revenue
                  -------                    ----------------   -------------     --------         -------       -------
Year ended December 31, 2002
  State Auto standard insurance segment              $65,374         $373,103       $299,115         -            $673,175
  State Auto nonstandard insurance segment             4,224           60,102         25,087         -              65,022
  Meridian standard insurance segment                  8,207          159,186         53,010         -             149,865
  Meridian nonstandard insurance segment                  81            8,567            778         -               8,533
                                               -------------- ---------------- --------------  -------------- -------------
  Total                                               77,886          600,958        377,990         -             896,595
                                               ============== ================ ==============  ============== =============

Year ended December 31, 2001
  State Auto standard insurance segment              $54,129         $344,746       $244,421         -            $444,296
  State Auto nonstandard insurance segment             2,310           19,011         15,903         -              35,256
  Meridian standard insurance segment                 10,363          145,654         65,461         -              69,154
  Meridian nonstandard insurance segment                 285           14,449          3,710         -               6,501
                                               -------------- ---------------- --------------  -------------- -------------
  Total                                               67,087          523,860        329,495         -             555,207
                                               ============== ================ ==============  ============== =============

Year ended December 31, 2000
  Standard insurance segment                         $31,292         $228,516       $151,781         -            $370,566
  Nonstandard insurance segment                        1,166           16,067          8,606         -              27,401
                                               -------------- ---------------- --------------  -------------- -------------
  Total                                               32,458          244,583        160,387         -             397,967
                                               ============== ================ ==============  ============== =============


                                                 Column G        Column H        Column I        Column J       Column K
                                                 --------        --------        --------        --------       --------

                                                                               Amortization
                                                              Benefits,claims,  of deferred
                                                                losses and        policy
                                               Net investment   settlement      acquisition    Other operating  Premiums
                                                  income         expenses          costs         expenses       written
                                                  ------         --------          -----         --------       -------
Year ended December 31, 2002
  State Auto standard insurance segment              $42,223         $467,263       $178,761         $28,187      $722,599
  State Auto nonstandard insurance segment             2,228           53,986         10,358             742        76,422
  Meridian standard insurance segment                  9,322          128,072         34,978           9,991       137,944
  Meridian nonstandard insurance segment                 531            4,153            243           1,088         5,879
  Investment management services                         125         -               -               -             -
  All other                                              180         -               -               -             -
  Corporate                                               25         -               -               -             -
  Reclassification adjustments in consolidation        5,057         -               -               -             -
                                               -------------- ---------------- --------------  -------------- -------------
  Total                                               59,691          653,474        224,340          40,008       942,844
                                               ============== ================ ==============  ============== =============

Year ended December 31, 2001
  State Auto standard insurance segment              $37,230         $292,917        $96,127         $42,597      $462,931
  State Auto nonstandard insurance segment             1,997           27,243          6,164           1,063        41,540
  Meridian standard insurance segment                  3,595           95,979          6,551          12,309        64,526
  Meridian nonstandard insurance segment                 338           10,935            180           2,216         4,944
  Investment management services                         318         -               -               -             -
  All other                                              193         -               -               -             -
  Corporate                                              150         -               -               -             -
  Reclassification adjustments in consolidation        3,554         -               -               -             -
                                               -------------- ---------------- --------------  -------------- -------------
  Total                                               47,375          427,074        109,022          58,185       573,941
                                               ============== ================ ==============  ============== =============

Year ended December 31, 2000
  Standard insurance segment                         $33,436         $250,071        $92,955         $20,527      $373,867
  Nonstandard insurance segment                        1,899           22,096          4,828           1,259        27,837
  Investment management services                         360         -               -               -             -
  All other                                              244         -               -               -             -
  Corporate                                               81         -               -               -             -
  Reclassification adjustments in consolidation        2,895         -               -               -             -
                                               -------------- ---------------- --------------  -------------- -------------
  Total                                               38,915          272,167         97,783          21,786       401,704
                                               ============== ================ ==============  ============== =============

                        STATE AUTO FINANCIAL CORPORATION

                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                       (in thousands, except percentages)

                     Column A            Column B      Column C                    Column D                   Column E    Column F
                     --------            --------      --------                    --------                   --------    --------

                                                                                                                          Percentage
                                                            Ceded to                    Assumed from                      of amount
                                                       Outside     Affiliated       Outside    Affiliated                  assumed
                                       Gross Amount   Companies   Companies(1)     Companies  Companies(1)   Net Amount   to net(2)
                                       ------------   ---------   ------------     ---------  ------------   ----------   ---------
Year ended 12-31-02
   property-casualty earned premiums     $577,803      $11,260      $506,777        $3,934      $832,895      $896,595       0.4%

Year ended 12-31-01
   property-casualty earned premiums     $472,766       $8,335      $432,168        $4,304      $518,640      $555,207       0.8%

Year ended 12-31-00
   property-casualty earned premiums     $432,318       $7,360      $402,561        $5,166      $370,404      $397,967       1.3%

--------------
(1)  These columns include the effect of intercompany pooling.
(2)  Calculated as earned premiums assumed from outside companies to net amount.

                                                                         Page 94
                                   ITEM 15(c)
                                  EXHIBIT INDEX

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

3(A)(3)       State Auto Financial Corporation Certificate of            Form 10-K Annual Report for the year ended
              Amendment to the Amended and Restated Articles of          December 31, 1998 (see Exhibit 3(A)(3)
              Incorporation as of June 2, 1998                           therein)

3(B)          State Auto Financial Corporation's Amended and Restated    1933 Act Registration Statement No. 33-40643
              Code of Regulations                                        on Form S-1 (see Exhibit 3(b) therein)

4             State Auto Financial Corporation's Amended and Restated    Form 10-K Annual Report for the year ended
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of   December 31, 1992 (see Exhibit 3(A) and 3(B)
              the Company's Amended and Restated Code of Regulations     therein)

10(A)         Guaranty Agreement between State Automobile Mutual         1933 Act Registration Statement No. 33-40643
              Insurance Company and State Auto Property and Casualty     on Form S-1 (see Exhibit 10 (d) therein)
              Insurance Company dated as of May 16, 1991

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

10(C)*        State Auto 1991 Quality Performance Bonus Plan             1933 Act Registration Statement No. 33-40643
                                                                         on Form S-1 (see Exhibit 10 (f) therein)

10(D)*        1991 Stock Option Plan                                     1933 Act Registration Statement No. 33-40643
                                                                         on Form S-1 (see Exhibit 10 (h) therein)

10(E)*        Amendment Number 1 to the 1991 Stock Option Plan           1933 Act Registration Statement No. 33-89400
                                                                         on Form S-8 (see Exhibit 4 (a) therein)

10(F)*        1991 Directors' Stock Option Plan                          1933 Act Registration Statement No. 33-40643
                                                                         on Form S-1 (see Exhibit 10 (i) therein)

10(G)          License Agreement between State Automobile Mutual         1933 Act Registration Statement No. 33-40643
               Insurance Company and Policy Management Systems           on Form S-1 (see Exhibit 10 (k) therein)
               Corporation dated December 28, 1984

10(H)          Investment Management Agreement between Stateco           Form 10-K Annual Report for the year ended
               Financial Services, Inc. and State Automobile Mutual      December 31, 1992 (see Exhibit 10 (N)
               Insurance Company, effective April 1, 1993                therein)

10(I)*         State Auto Insurance Companies Directors' Deferred        Form 10-K Annual Report for year ended
               Compensation Plan                                         December 31, 1995 (see Exhibit 10(S)
                                                                         therein)
10(J)*         State Auto Insurance Companies Amended and Restated       Registration Statement on Form S-8, File No.
               Non-Qualified Incentive Deferred Compensation Plan        333-56338 (see Exhibit 4(e) therein)

 10(K)*        Amendment Number 2 to the 1991 Stock Option Plan          Form 10-K Annual Report for the year ended
                                                                         December 31, 1996 (see Exhibit 10(DD)
                                                                         therein)

 10(L)*        Amendment Number 1 to the 1991 Directors' Stock Option    Form 10-K Annual Report for the year ended
               Plan                                                      December 31, 1996 (see Exhibit 10(EE)
                                                                         therein)

 10(M)         Amended and Restated SERP of State Auto Mutual            Form 10-K Annual Report for the year ended
               effective as of January 1, 1994                           December 31, 1997 (see Exhibit 10(HH)
                                                                         therein)


* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

                                                                          If incorporated by reference document with
Exhibit No.                    Description of Exhibit                    which Exhibit was previously filed with SEC
-----------                    ----------------------                    -------------------------------------------
 10(N)         Credit Agreement dated as of June 1, 1999 between State   Form 10-Q for the period ended June 30, 1999
               Auto Financial Corporation and State Automobile Mutual    (see Exhibit 10(LL) therein)
               Insurance Company

 10(O)         Reinsurance Pooling Agreement amended and restated as      Form 10-K Annual Report for the year ended
               of January 1, 2000 by and among State Automobile Mutual    December 31, 1999 (see Exhibit 10(W) therein)
               Insurance Company, State Auto Property and Casualty
               Insurance Company, Milbank Insurance Company, Midwest
               Security Insurance Company (n/k/a State Auto Insurance
               Company of Wisconsin), Farmers Casualty Insurance
               Company and State Auto Insurance Company (n/k/a State
               Auto Insurance Company of Ohio)

 10(P)         Management and Operations Agreement as of January 1,       Form 10-K Annual Report for the year ended
               2000 among State Automobile Mutual Insurance Company,      December 31, 1999 (see Exhibit 10(X) therein)
               State Auto Financial Corporation, State Auto Property
               and Casualty Insurance Company, State Auto National
               Insurance Company, Milbank Insurance Company, State
               Auto Insurance Company (n/k/a State Auto Insurance
               Company of Ohio), Stateco Financial Services, Inc.,
               Strategic Insurance Software, Inc., 518 Property
               Management and Leasing, LLC

 10(Q)         Property Catastrophe Overlying Excess of Loss              Form 10-K Annual Report for the year
               Reinsurance contract issued to State Automobile Mutual     ended December 31, 1999 (see Exhibit
               Insurance Company, State Auto National Insurance           10(Y) therein)
               Company, Milbank Insurance Company, Midwest Security
               Insurance Company (n/k/a State Auto Insurance Company
               of Wisconsin), Farmers Casualty Insurance Company,
               Mid-Plains Insurance Company by State Auto Property and
               Casualty Insurance Company

 10(R)         First Amendment to the Management and Operations           Form 10-K Annual Report for the year
               Agreement effective January 1, 2000 among State            ended December 31, 1999 (see Exhibit
               Automobile Mutual Insurance Company, State Auto            10(Z) therein)
               Financial Corporation, State Auto Property and Casualty
               Insurance Company, State Auto National Insurance
               Company, Milbank Insurance Company, State Auto
               Insurance Company (n/k/a State Auto Insurance Company
               of Ohio), Stateco Financial Services, Inc., Strategic
               Insurance Software, Inc. and 518 Property Management
               and Leasing, LLC

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

 10(V)*        Form of Executive Agreement between State Auto             Form 10-K Annual Report for the year
               Financial Corporation and certain executive officers       ended December 31, 2000 (see Exhibit
                                                                          10(CC) therein)

 10(W)         First Amendment to the Reinsurance Pooling Agreement       Form 10-K Annual Report for the year
               Amended and Restated as of January 1, 2000 by and among    ended December 31, 2000 (see Exhibit
               State Auto Property and Casualty Insurance Company,        10(DD) therein)
               State Automobile Mutual Insurance Company, Milbank
               Insurance Company, Midwest Security Insurance Company
               (n/k/a State Auto Insurance Company of Wisconsin),
               Farmers Casualty Insurance Company and State Auto
               Insurance Company (n/k/a State Auto Insurance Company
               of Ohio)


* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

                                                                         If incorporated by reference document with
Exhibit No.                    Description of Exhibit                    which Exhibit was previously filed with SEC
-----------                    ----------------------                    -------------------------------------------
 10(X)         Addendum No. 1 of the Property Catastrophe Overlying       Form 10-K Annual Report for the year
               Excess of Loss Reinsurance Contract by and among State     ended December 31, 2000 (see Exhibit
               Auto Property and Casualty Insurance Company, State        10(EE) therein)
               Automobile Mutual Insurance Company, State Auto
               National Insurance Company, Milbank Insurance Company,
               Midwest Security Insurance Company (n/k/a State Auto
               Insurance Company of Wisconsin), Farmers Casualty
               Insurance Company, Mid-Plains Insurance Company and
               State Auto Insurance Company (n/k/a State Auto
               Insurance Company of Ohio) dated November 17, 2000

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

 10(AA)*       First Amendment to 2000 Directors Stock Option Plan        Form 10-Q for the period ended March 31,
                                                                          2001 (see Exhibit 10(HH) therein)

 10(BB)*       Second Amendment to the Reinsurance Pooling Agreement      Form 10-Q for the period ended June 30,
               Amended and Restated as of January 1, 2000, by the         2001 (see Exhibit 10(II) therein)
               State Automobile Mutual Insurance Company, State Auto
               Property and Casualty Insurance Company, Milbank
               Insurance Company, Midwest Security Insurance Company
               (n/k/a State Auto Insurance Company of Wisconsin),
               Farmers Casualty Insurance Company and State Auto
               Insurance Company (n/k/a State Auto Insurance Company
               of Ohio)

 10(CC)*       Second Amendment to 1991 Directors Stock Option Plan       Form 10-Q for the period ended September
                                                                          30, 2001 (see Exhibit 10(JJ) therein)

 10(DD)*       Second Amendment to 2000 Directors Stock Option Plan       Form 10-Q for the period ended September
                                                                          30, 2001 (see Exhibit 10(KK) therein)

 10(EE)*       Third Amendment to 2000 Directors Stock Option Plan        Form 10-K Annual Report for the year
                                                                          ended December 31, 2001 (see Exhibit
                                                                          10(EE) therein)

 10(FF)          Third Amendment to State Auto Reinsurance Pooling        Form 10-K Annual Report for the year
                 Agreement, Amended and Restated as of January 1, 2000    ended December 31, 2001 (see Exhibit
                                                                          10(FF) therein)

 10(GG)          Stop Loss Reinsurance Agreement dated October 1, 2001    Form 10-K Annual Report for the year
                 among inter alia Mutual and State Auto P&C               ended December 31, 2001 (see Exhibit
                                                                          10(GG) therein)

 10(HH)          Amendment No. 2 to the Management and Operations         Form 10-K Annual Report for the year
                 Agreement dated January 1, 2000 among, inter alia,       ended December 31, 2001 (see Exhibit
                 Mutual and State Auto P&C                                10(HH) therein)

 10(II)          $100,000,000 Amended and Restated Credit Agreement       Form 10-K Annual Report for the year
                 among SAF Funding Corporation, as Borrower, the          ended December 31, 2001 (see Exhibit
                 Lenders and Bank One, NA as Agent dated as of            10(II) therein)
                 November 16, 2001

 10(JJ)          Amended and Restated Put Agreement among State           Form 10-K Annual Report for the year
                 Automobile Mutual Insurance Company, State Auto          ended December 31, 2001 (see Exhibit
                 Financial Corporation and Bank One, NA as Agent dated    10(JJ) therein)
                 as of November 16, 2001

 10(KK)          Amended and Restated Standby Purchase Agreement          Form 10-K Annual Report for the year
                 between State Auto Financial Corporation and SAF         ended December 31, 2001 (see Exhibit
                 Funding Corporation dated as of November 16, 2001        10(KK) therein)

* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

                                                                         If incorporated by reference document with
Exhibit No.                    Description of Exhibit                    which Exhibit was previously filed with SEC
-----------                    ----------------------                    -------------------------------------------
 10(LL)          Amendment No. 3 to Management and Operations             Form 10-Q for the period ended June 30,
                 Agreement effective January 1, 2002, among State         2002 (see Exhibit 10(LL) therein)
                 Automobile Mutual Insurance Company, State Auto
                 Financial Corporation, State Auto Property and
                 Casualty Insurance Company, State Auto National
                 Insurance Company, Milbank Insurance Company, State
                 Auto Insurance Company, Stateco Financial Services,
                 Inc., Strategic Insurance Software, Inc., and 518
                 Property Management and Leasing, LLC

 10(MM)          Surplus Contribution Note from Milbank Insurance         Form 10-Q for the period ended September
                 Company to Meridian Security Insurance Company dated     30, 2002 (see Exhibit 10(MM) therein)
                 as of September 30, 2002

 10(NN)          Management Services Agreement as of July 1, 2002 by      Form 10-Q for the period ended September
                 and among State Auto Property and Casualty Insurance     30, 2002 (see Exhibit 10(NN) therein)
                 Company, Meridian Insurance Group, Inc., Meridian
                 Security Insurance Company, Meridian Citizens Mutual
                 Insurance Company and Meridian Citizens Security
                 Insurance Company

 10(OO)          Cost Sharing Agreement among State Auto Property and     Included herein
                 Casualty Insurance Company, State Automobile Mutual
                 Insurance Company, and State Auto Florida Insurance
                 Company effective January 1, 2003

 10(PP)          Amendment No. 1 to Put Agreement and Waiver among        Included herein
                 State Automobile Mutual Insurance Company, State Auto
                 Financial Corporation and Bank One, NA dated as of
                 August 28, 2002

 10(QQ)          Amendment No. 1 to Amended and Restated Credit           Included herein
                 Agreement among SAF Funding Corporation, the Lenders
                 and Bank One, NA dated as of November 14, 2002

 10(RR)          Amendment No. 2 to Amended and Restated Put Agreement    Included herein
                 and Waiver among State Automobile Mutual Insurance
                 Company, State Auto Financial Corporation and Bank
                 One, NA dated as of November 14, 2002

 10(SS)          Amendment No. 1 to Amended and Restated Standby          Included herein
                 Purchase Agreement between State Auto Financial
                 Corporation and SAF Funding Corporation

 10(TT)          Fourth Amendment to State Auto Reinsurance Pooling       Included herein
                 Agreement, Amended and Restated as of January 1, 2000

 10(UU)*         Fourth Amendment to 2000 Directors Stock Option Plan     Included herein

 10(VV)          Term Loan Note from State Auto Financial Corporation     Included herein
                 to KeyBank National Association dated as of December
                 23, 2002

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

24(C)            Power of Attorney - Robert H. Moone                      Form 10-K Annual Report for the year
                                                                          ended December 31, 1998 (see Exhibit
                                                                          24(E) therein)


* Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

                                                                         If incorporated by reference document with
Exhibit No.                    Description of Exhibit                    which Exhibit was previously filed with SEC
-----------                    ----------------------                    -------------------------------------------
24(D)            Power of Attorney - Richard K. Smith                     Form 10-K Annual Report for the year
                                                                          ended December 31, 2000 (See Exhibit
                                                                          24(D) therein)

24(E)            Power of Attorney - S. Elaine Roberts                    Included herein

99.1             CEO certification required by Section 906 of             Included herein
                 Sarbanes-Oxley Act of 2002

99.2             CFO certification required by Section 906 of             Included herein
                 Sarbanes-Oxley Act of 2002

---------------------------------

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit