Form 10-Q
period 2003-03-31
STATE AUTO FINANCIAL CORP
filed 2003-05-13
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

                                       or

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from _______________________ to _____________________

                         Commission File Number 0-19289

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Ohio                                     31-1324304
 ----------------------------------------------          ----------------
 (State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                         Identification No.)

   518 East Broad Street, Columbus, OH                     43215-3976
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (zip code)

(614)  464-5000
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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                        (X)  Yes                ( )  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                        39,166,472
--------------------------------                -------------------------
            (CLASS)                             (OUTSTANDING ON 05/05/03)

                                             INDEX

                       STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.       Financial Statements (Unaudited)

                 Condensed consolidated balance sheets - March 31, 2003 and
                      December 31, 2002

                 Condensed consolidated statements of income - Three months ended March 31, 2003 and 2002

                 Condensed consolidated statements of cash flows - Three months ended March 31, 2003 and 2002

                 Notes to condensed consolidated financial statements -
                      March 31, 2003

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

   Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                             March 31        December 31
ASSETS                                                                         2003             2002
                                                                           -----------       -----------
                                                                           (unaudited)      (see note 1)
Fixed maturities, available for sale, at fair value
  (amortized cost $1,235,225 and $1,149,334, respectively)                 $ 1,301,860       $ 1,216,698
Equity securities, available for sale, at fair value
  (cost $68,538 and $55,837, respectively)                                      64,981            53,710
Other invested assets, at fair value (cost $1,857)                               1,908             1,908
                                                                           -----------       -----------
          Total investments                                                  1,368,749         1,272,316

Cash and cash equivalents                                                       40,121            96,048
Deferred policy acquisition costs                                               79,161            77,886
Accrued investment income and other assets                                      52,132            50,788
Due from affiliate                                                              16,075            14,210
Net prepaid pension expense                                                     46,732            46,690
Reinsurance recoverable on losses and loss expenses payable
  (ceded to affiliates $3,624 and $4,286, respectively)                          8,642             8,825
Prepaid reinsurance premiums
  (ceded to affiliates $4,489 and $3,997, respectively)                          8,323             7,695
Deferred federal income taxes                                                    4,679             5,796
Property and equipment, at cost, net of accumulated
  depreciation of $4,034 and $3,915, respectively                               12,660            12,741
                                                                           -----------       -----------
          Total assets                                                     $ 1,637,274       $ 1,592,995
                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable
  (net assumed from affiliates $302,658 and $303,960, respectively)        $   604,494       $   600,958
Unearned premiums

  (net assumed from affiliates $128,969 and $133,130, respectively)            382,846           377,990
Note payable (affiliates $60,500)                                               75,500            75,500
Postretirement benefit liabilities                                              68,403            66,763
Current federal income taxes                                                     5,224               745
Other liabilities                                                               16,879             7,270
                                                                           -----------       -----------
          Total liabilities                                                  1,153,346         1,129,226
                                                                           -----------       -----------
Commitments and contingencies                                                     --                --
STOCKHOLDERS' EQUITY
  Class A Preferred stock (non voting), without par value
     Authorized 2,500,000 shares; none issued                                     --                --
  Class B Preferred stock, without par value
     Authorized 2,500,000 shares; none issued                                     --                --
  Common stock, without par value.  Authorized 100,000,000 shares;
      43,741,724 and 43,525,774 shares issued, respectively, at
     stated value of $2.50 per share                                           109,354           108,815
  Less 4,579,152 and 4,524,475 treasury shares, respectively, at cost          (55,139)          (54,249)
  Additional paid-in capital                                                    51,667            50,354
  Accumulated other comprehensive income                                        41,096            42,512
  Retained earnings                                                            336,950           316,337
                                                                           -----------       -----------
          Total stockholders' equity                                           483,928           463,769
                                                                           -----------       -----------
          Total liabilities and stockholders' equity                       $ 1,637,274       $ 1,592,995
                                                                           ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                   2003          2002
                                                                 --------      --------
Earned premiums
  (ceded to affiliates $145,212 and $117,625, respectively)      $232,375      $212,836
Net investment income                                              15,709        14,611
Net realized gains on investments                                   3,845         1,310
Other income (affiliates $890 and $722, respectively)               1,424         1,202
                                                                 --------      --------
          Total revenues                                          253,353       229,959
                                                                 --------      --------
Losses and loss expenses
  (ceded to affiliates $83,333 and $78,382, respectively)         149,569       147,240
Acquisition and operating expenses                                 71,688        62,437
Interest expense (affiliates $656 and $540, respectively)             744           540
Other expense, net                                                  2,789         2,441
                                                                 --------      --------
          Total expenses                                          224,790       212,658
                                                                 --------      --------
          Income before federal income taxes                       28,563        17,301

Federal income tax expense                                          7,499         4,136
                                                                 --------      --------
          Net income                                             $ 21,064      $ 13,165
                                                                 ========      ========
Earnings per share:
     - basic                                                     $   0.54      $   0.34
                                                                 ========      ========
     - diluted                                                   $   0.53      $   0.33
                                                                 ========      ========
Dividends paid per common share                                  $ 0.0350      $ 0.0325
                                                                 ========      ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                                                 2003            2002
                                                                              ---------       ---------

Cash flows from operating activities:
   Net income                                                                 $  21,064       $  13,165

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization, net                                          1,647           1,154
      Net realized gains on investments                                          (3,845)         (1,310)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                        (1,276)         (2,598)
        Accrued investment income and other assets                               (1,343)         (3,680)
        Net prepaid pension expense                                                 (41)         (1,744)
        Postretirement health care benefits                                       1,640           5,918
        Other liabilities and due to/from affiliate, net                          7,743         (22,438)
        Reinsurance receivable and prepaid reinsurance premiums                    (444)          4,806
        Losses and loss expenses payable                                          3,536          13,712
        Unearned premiums                                                         4,856          10,637
        Federal income taxes                                                      7,148           4,136
                                                                              ---------       ---------
          Net cash provided by operating activities                              40,685          21,758
                                                                              ---------       ---------
Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                           (185,733)       (104,303)
   Purchase of equity securities                                                (14,762)         (9,291)
   Purchase of other invested assets                                               --            (1,549)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                            --             1,528
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                         17,498           6,777
   Sale of fixed maturities - available for sale                                 85,537          72,185
   Sale of equity securities                                                      1,224           4,305
   Net additions of property and equipment                                          (40)           --
                                                                              ---------       ---------
          Net cash used in investing activities                                 (96,276)        (30,348)
                                                                              ---------       ---------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                       844              79
   Payments to acquire treasury shares                                             (729)           --
   Payment of dividends                                                            (451)           (413)
                                                                              ---------       ---------
          Net cash used in financing activities                                    (336)           (334)
                                                                              ---------       ---------
          Net decrease in cash and cash equivalents                             (55,927)         (8,924)

Cash and cash equivalents at beginning of period                                 96,048          30,016
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $  40,121       $  21,092
                                                                              =========       =========
Supplemental disclosures:
  Federal income taxes paid                                                   $     350            --
                                                                              =========       =========
  Interest paid (affiliates $829 and $540, respectively)                      $     910       $     540
                                                                              =========       =========

See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                    (in thousands, except per share amounts)
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 is not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2002. Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the foregoing Form 10K.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of SFAS Statement No. 123 Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement requires more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of this Statement and will adopt a transition method at the time when a consistent fair value measurement and recognition provision is determined by the FASB and is required to be adopted.

Certain items in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                   Three months ended
                                                       March 31
                                                  2003           2002
                                                --------       --------
     Net income                                 $ 21,064       $ 13,165

     Unrealized holding losses, net of tax        (1,416)        (2,730)
                                                --------       --------
     Comprehensive income                       $ 19,648       $ 10,435
                                                ========       ========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 2003 and 2002 include only unrealized holding gains (losses), net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2003
                    (in thousands, except per share amounts)
                                   (unaudited)

3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                   Three months ended
                                                        March 31
                                                    2003         2002
                                                 -------      -------
     Numerator:
         Net income for basic and diluted
             Earnings per share                  $21,064      $13,165
                                                 =======      =======
     Denominator:
         Weighted average shares for
             Basic earnings per share             39,073       38,966
         Effect of dilutive stock options            659          802
                                                 -------      -------
         Adjusted weighted average shares
             For diluted earnings per share       39,732       39,768
                                                 =======      =======
     Basic earnings per share                    $  0.54      $  0.34
                                                 =======      =======
     Diluted earnings per share                  $  0.53      $  0.33
                                                 =======      =======

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                          Three months ended
                               March 31
                            2003     2002
                            ----      ---

     Number of options       550      610
                            ====      ===

4.  STOCK BASED COMPENSATION

At March 31, 2003, the company has stock-based employee and non-employee compensation plans, which are described more fully below. The company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee and director compensation cost is reflected in net income, as substantially all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2003
                    (in thousands, except per share amounts)
                                   (unaudited)

4. STOCK BASED COMPENSATION (CONTINUED)

                                                                    Three months ended
                                                                         March 31
                                                                     2003          2002
                                                                 ----------    ----------
     Net income, as reported                                     $   21,064    $   13,165
     Deduct:  Total stock-based employee and director
     compensation expense determined under fair value based
     method for all awards, net of related tax effects
                                                                       (319)         (357)
                                                                 ----------    ----------
     Pro forma net income                                        $   20,745    $   12,808
                                                                 ==========    ==========
     Earnings per share:
              Basic--as reported                                 $     0.54    $     0.34
                                                                 ==========    ==========
              Basic--pro forma                                   $     0.53    $     0.33
                                                                 ==========    ==========
              Diluted--as reported                               $     0.53    $     0.33
                                                                 ==========    ==========
              Diluted--pro forma                                 $     0.52    $     0.32
                                                                 ==========    ==========

There were no options granted to employees and directors during the three months ended March 31, 2003 and 2002. The fair value of options granted during calendar year 2002 was estimated at the date of grant using the Black-Scholes option-pricing model. See the 2002 Form 10K for the weighted average fair values and related assumptions for options granted in calendar year 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

The Company has stock option plans for certain key employees, all Company employees, non-employee directors and certain independent insurance agencies. The Key Employee's Plan provides that qualified stock options may be granted at an option price not less than common stock fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. The Company has reserved 5 million shares of common stock under this plan. These options typically vest over a three year period with one-third vesting at each anniversary date. Normally, these options are exercisable up to ten years from the date of grant.

The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2.4 million shares of common stock under this plan.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2003
                    (in thousands, except per share amounts)
                                   (unaudited)

4. STOCK BASED COMPENSATION (CONTINUED)

The Non-employee Directors' Plan provides each non-employee director of the Company an option to purchase (1,500 shares for 2002 and 4,200 shares for 2003) shares of common stock following each annual meeting of the shareholders at an option price equal to the common stock fair market value at the close of business on the last trading day immediately prior to the date of the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options vest upon grant and are exercisable up to 10 years from the date of grant.

The company accounts for the remaining non-employee plans described below using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost of $57,000 and $21,000, respectively for the three month periods ended March 31, 2003 and 2002 is reflected in net income.

The fair value of non-employee options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions for the three month periods ended March 31, 2003 and 2002 are as follows:

                                       Three months ended
                                            March 31
                                       2003           2002
                                     --------       --------
     Fair value                      $   7.93       $   6.38
     Dividend yield                       0.9%           0.9%
     Risk free interest rate              3.8%           5.3%
     Expected volatility factor          35.3%          34.0%
     Expected life in years               9.3            9.4

The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 400,000 shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term.

A summary of the Company's stock option activity and related information for all option plans for the three month periods ended March 31, 2003 and 2002 is as follows:

                                                             Three months ended
                                                                  March 31
                                                    2003                        2002
                                                    ----                        ----
                                                     Weighted Average             Weighted Average
                                           Options    Exercise Price    Options    Exercise Price
                                              (numbers in thousands, except per share figures)

 Outstanding, beginning of year               2,791            $10.98      2,797            $ 9.58
    Granted                                      32             15.50         29             16.24
     Exercised                                (216)              4.65       (58)              3.95
     Cancelled                                 (18)             16.24          -                 -
                                              -----                        -----
 Outstanding, end of period                   2,589            $11.53      2,768            $ 9.76
                                              =====                        =====

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2003
                    (in thousands, except per share amounts)
                                   (unaudited)

4. STOCK BASED COMPENSATION (CONTINUED)

A summary of information pertaining to all options outstanding and exercisable at March 31, 2003 is as follows:

                                           Options Outstanding               Options Exercisable
                                               Weighted
                                                Average       Weighted                   Weighted
                                               Remaining      Average                    Average
                                              Contractual     Exercise                   Exercise
 Range of Exercise Prices          Number        Life          Price        Number        Price
                                   ------        ----          -----        ------        -----
                                          (numbers in thousands, except per share figures)
 Less than $5.00                         67            0.7        $ 4.19          67          $ 4.19
 $5.01 - $10.00                         775            2.8          6.61         775            6.61
 Greater than $10.01                  1,747            7.1         13.99       1,142           13.27
                                      -----                                    -----
                                      2,589            5.7        $11.53       1,985          $10.36
                                      =====                                    =====

5.  REINSURANCE

The following provides the income statement transactions for ceded reinsurance information for transactions with other insurers and reinsurers as well as the ceded reinsurance transaction for the Pooling Arrangement between the Company's Pooled Subsidiaries and Mutual:

                                                                 Three months ended
                                                                     March 31
                                                               2003            2002
                                                               ----            ----
   Premiums earned:
     Assumed from other insurers and reinsurers               $  1,236        $    611
     Assumed under Pooling Arrangement and
       affiliates                                              217,685         200,696
     Ceded to other insurers and reinsurers                      3,004           2,304
     Ceded under Pooling Arrangement,
       Stop Loss and affiliates                                145,212         117,625
   Losses and loss expenses incurred:
     Assumed from other insurers and reinsurers                    753             215
     Assumed under Pooling Arrangement and
       affiliates                                              133,896         137,447
     Ceded to other insurers and reinsurers                        487           1,085
     Ceded under Pooling Arrangement,
        Stop Loss and affiliates                              $ 83,333        $ 78,382

6.  SEGMENT INFORMATION

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                                 March 31, 2003
                    (in thousands, except per share amounts)
                                   (unaudited)

6. SEGMENT INFORMATION (CONTINUED)

Over time, it is anticipated that the Meridian operating segments will decrease and eventually disappear as they become fully integrated on to the State Auto systems platform. Due to the integration efforts that occurred within the Meridian nonstandard segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard business is included in the State Auto nonstandard segment.

The segment disclosures for the three month period ended 2002 have been restated to reflect this change. Interim financial data by segment is as follows:

                                                                  Three months ended
                                                                      March 31
                                                                 2003            2002
                                                               --------       ---------
   Revenues from external customers:
      State Auto standard insurance                          $  192,999      $  168,767
      State Auto nonstandard insurance                           21,558          16,455
      Meridian standard insurance                                33,493          42,132
      Investment management services                                600             672
      All other                                                     848             619
                                                             ----------      ----------
   Total revenues from external customers                    $  249,498      $  228,645
                                                             ==========      ==========
   Intersegment revenues:
      State Auto standard insurance                          $       37      $       23
      Investment management services                              1,400           1,180
      All other                                                     476             584
                                                             ----------      ----------
   Total intersegment revenues                               $    1,913      $    1,787
                                                             ==========      ==========
   Segment profit (loss):
      State Auto standard insurance                          $   16,726         $14,513
      State Auto nonstandard insurance                            1,982             549
      Meridian standard insurance                                 4,600           (367)
      Investment management services                              1,668           1,603
      All other                                                     535             370
                                                             ----------      ----------
   Total segment profit                                          25,511          16,668
   Reconciling items:
      Corporate expenses                                          (793)           (677)
      Net realized gains                                          3,845           1,310
   Total consolidated income before
       federal income taxes                                  $   28,563      $   17,301
                                                             ==========      ==========
   Segment assets:
      Standard insurance                                     $1,499,415      $1,279,012
      Nonstandard insurance                                     107,275          74,838
      Investment management services                              5,727           9,776
      All other                                                  12,813          15,993
                                                             ----------      ----------
   Total segment assets                                      $1,625,230      $1,379,619
                                                             ==========      ==========


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

For information regarding the Company's significant accounting policies as well as discussion regarding its critical accounting policies, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

This discussion pertains to the following companies: State Auto Financial Corporation (the "Company") and its wholly owned insurance subsidiaries State Auto Property & Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty") and State Auto Insurance Company of Ohio ("SA Ohio"); which engage in the State Auto standard insurance segment of the Company's operations, as well as the Meridian standard insurance segment (defined below). The Company's State Auto nonstandard segment of operations is conducted through State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains") a wholly owned subsidiary of Farmers Casualty. State Auto P&C, Milbank, Farmers Casualty and SA Ohio are collectively referred to below as the "Pooled Subsidiaries", while the Pooled Subsidiaries, State Automobile Mutual Insurance Company ("Mutual") and its wholly owned subsidiaries, State Auto Insurance Company of Wisconsin and State Auto Florida Insurance Company are collectively referred to below as the "Pooled Companies" or the "State Auto Pool". Due to the integration efforts that occurred within the Meridian nonstandard segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard business is now included in the State Auto nonstandard segment. All prior period financial information has been reclassified to reflect this segment combination.

Net income for the Company increased $7.9 million (60.0%) to $21.1 million for the three months ended March 31, 2003 from the same period in 2002. Contributing to the increase was a 9.2% increase in earned premium as well as an improvement in the Company's loss experience. The Company's GAAP combined ratio reflected a
3.3 point improvement from the same 2002 time period. This improvement was driven mainly by a significant improvement in the underwriting results of the former Meridian book of business. Also contributing to the increase in net income was a $1.1 million increase in net investment income due to increased invested assets from the same 2002 time period, as well as a $2.5 million increase in net realized gains on investments. See additional discussion at "Other Disclosures - Investments."

Consolidated earned premiums increased $19.5 million (9.2%) to $232.4 million for the three months ended March 31, 2003 from the same period in 2002. This increase was primarily the result of premium rate and policy count increases across most lines of business. The State Auto standard segment and non-standard segment contributed a 12.9% and 2.4% increase to consolidated earned premiums, respectively. The Meridian standard segment contributed a 3.8% decrease to consolidated earned premiums. Beginning in late 2001, management began taking corrective action in this segment which included appropriate and necessary rate increases in almost every line of business which had the effect of decreasing policy counts. Also partly offsetting the increase in consolidated earned premiums was a 2.4% decrease in earned premium due to the $5.1 million increase in cession to Mutual under the Stop Loss (see discussion below). During the three month period ended March 31, 2003, the Company ceded $5.5 million in premiums to Mutual under the Stop Loss versus $426,000 for the same 2002 time period.

Net investment income increased $1.1 million (7.5%) to $15.7 million for the three months ended March 31, 2003 from the same period in 2002. This increase was primarily the result of an increase in invested assets generated by cash flow provided from operations, partly offset by a decline in the investment yield. Total cost of invested assets at March 31, 2003 and 2002 was $1,344.6 million and $1,169.6 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields, based on invested assets at cost were 4.8% and 5.0% for the three month periods ended March 31, 2003 and 2002, respectively. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 64.4% and 69.2% (4.8 point improvement) for the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2003 and 2002, the Pooled Companies produced a statutory loss and LAE ratio under the Stop Loss that was less than 69.25%, but more than 59.99%, thereby ceding to Mutual, under the Stop Loss, $5.5 million and $426,000, respectively, in earned premiums. Absent the impact of the Stop Loss, the GAAP loss and LAE ratio for the three month period ended March 31, 2003 and 2002 was 62.9% and 69.0%, respectively. For the three month periods ended March 31, 2003 and 2002, catastrophe claims were $6.1 million and $5.3 million, respectively which contributed 2.6 and 2.5 points to consolidated GAAP loss and LAE ratio, respectively.

For discussion purposes, the following table provides comparative GAAP loss and LAE ratios, net of the Stop Loss, for the Company's insurance operating segments for the three months ended March 31, 2003 and 2002, respectively:

                                            March 31
                                            --------
GAAP Loss and LAE Ratio                   2003    2002       Change
                                          ----    ----       ------
State Auto standard segment               64.0    66.0         (2.0)
State Auto nonstandard segment            77.0    80.4         (3.4)
Meridian standard segment                 57.9    77.5        (19.6)
                                          ----    ----       ------
Total GAAP Loss and LAE Ratio             64.4    69.2         (4.8)
                                          ====    ====       =======

The State Auto standard segment GAAP loss and LAE ratio improved 2.0 points for the three months ended March 31, 2003 from the same 2002 period. Partly offsetting the improvement, catastrophe claims in this segment increased 0.2 point representing 3.0 and 2.8 points of the total GAAP loss and LAE ratio for the three month periods ended March 31, 2003 and 2002, respectively. Contributing to the decrease was an improvement in the personal and commercial automobile lines experience, partly offset by deterioration in results of the homeowners and workers' compensation lines of business. The Company continues to monitor the underwriting and rate per exposure on all lines of business in this segment and in particular homeowners and workers compensation lines. The Company is taking substantial and necessary rate increases across most lines of business. Workers' compensation continues to be one of the most volatile lines that the Company provides and for this reason the Company continues to maintain a conservative position in underwriting and pricing this line of business.

The State Auto nonstandard segment GAAP loss and LAE ratio improved 3.4 points for the three months ended March 31, 2003 from the same 2002 period. Partly offsetting the improvement, catastrophe claims in this nonstandard segment increased 0.7 point representing 0.8 and 0.1 point of the total GAAP loss and LAE ratio for the three month periods ended March 31, 2003 and 2002, respectively. The overall decrease in the GAAP loss and LAE ratio is primarily driven by significant underwriting and rate level improvement on the former Meridian nonstandard segment book of business. The Meridian nonstandard segment business written on the Meridian system platform historically produced higher loss results than the nonstandard business processed through the National systems platform. Along with corrective rate increases on the business that continued to renew on the Meridian systems platform, all new nonstandard auto business produced by the former Meridian Mutual agents was written through the State Auto nonstandard platform, specifically on the National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and "point-of-sale" underwriting tools. These corrective actions implemented over the last 18 months have resulted in improved loss results on this segment's operations. The nonstandard business that continues to be processed through the Meridian nonstandard system platform for the three month time period ended March 31, 2003 represents approximately 0.3% of the Company's consolidated earned premium or 3.5% of the State Auto nonstandard segment earned premium versus 1.5% and 19.8%, respectively, for the same 2002 time period. Despite the overall improvement in this segment's GAAP loss and LAE ratio from the same 2002 time period, the nonstandard automobile segment typically is a more volatile line of business than the standard segment. Management therefore continually monitors this segment's premium rate adequacy in particular paying attention to the rate adequacy and risk selection in states and agencies with unusually high premium written growth.

The Meridian standard segment GAAP loss and LAE ratio improved 19.6 points for the three months ended March 31, 2003 from the same period in 2002. This significant improvement is the direct result of management's efforts that began in 2001 to obtain adequate cost based rates, re-underwrite the business within the State Auto underwriting guidelines and terminate unprofitable programs. During the three month period ended March 31, 2003 all lines of business improved over the same prior year period, except fire and allied lines, which represents less than 1% of this segment's earned premium. The Meridian integration is proceeding according to plan. The business written on the historic Meridian platform is being systematically renewed on the State Auto platform. Management is retaining the risks that it believes have the greatest profit potential for the Company. Over time, the historic Meridian segment premium will converge to zero and all the business will be included in the State Auto segment.

Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), was 30.8% and 29.3% for the three months ended March 31, 2003 and 2002, respectively. The 1.5 point increase in the GAAP expense ratio from the same period in 2002 was primarily driven by a 1.0 point increase in expense related to the Company's profit sharing plan called Quality Performance Bonus or QPB that covers substantially all employees. Also, as noted above, the Company ceded to Mutual $5.5 million in earned premium under the Stop Loss versus $426,000 in the same 2002 time period. This increased earned premium cession under the Stop Loss indirectly increased the Company GAAP expense ratio by 0.7 point.

Interest expense increased $204,000 to $744,000 for the three months ended March 31, 2003 from the same period in 2002. This increase was primarily the result of the additional $30 million of debt obtained in the last three months of 2002, partly offset by a decline in the interest rate on the $45.5 million line of credit with Mutual.

The effective Federal tax rate was 26.3% and 23.9% for the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2003, net cash provided by operating activities increased to $40.7 million from $21.8 million for the same 2002 period. The increase in cash flow from operations in 2003 is primarily attributable to the underwriting profit increase, growth in premiums written, as well as an increase in net investment income over the same 2002 period. For the three months ended March 31, 2003, net cash used in investing activities increased to $96.3 million from $30.3 million for the same 2002 period. This increase is due to the Company investing cash flow generated from operations as well as, investing a substantial amount of cash and cash equivalents that existed at December 31, 2002. For the three months ended March 31, 2003, net cash used in financing activities increased slightly to $336,000 from $334,000 for the same 2002 period.

On March 1, 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to and through December 31, 2003. During the three months ended March 31, 2003, 45,000 shares were repurchased under this plan for a total of $727,000. As of March 31, 2003, the cumulative total repurchased under this plan was 441,000 shares for a total of $7.0 million.

At March 31, 2003, funds consisting of cash and cash equivalents were $40.1 million versus $21.1 million at March 31, 2002.

The Company continues to generate substantial earned premium growth which requires capital resources. Earned premiums through the State Auto Pool increased significantly starting in July 2001 with the addition of the former Meridian Mutual business. Also increasing earned premiums of the Company significantly was the October 1, 2001 pooling change from 53% to 80%. Earned premiums increased 9.2% and 110.0% for the three months ended March 31, 2003 and 2002, respectively, from the same prior year periods. For the year ended December 31, 2002, earned premiums increased 61.5% from 2001. At March 31, 2003, all of the Company's insurance subsidiaries are in compliance with statutory requirements relating to capital adequacy. The net premium written to surplus ratio (the "leverage ratio") at March 31, 2003 improved from December 31, 2002 for Milbank, State Auto P&C and National as follows: Milbank - 2.2 vs. 2.4 to 1; State Auto P&C - 2.3 vs. 2.6 to 1; National 4.3 vs. 4.4 to 1. These improvements are due to a combination of improvement in the underwriting operations for the quarter ended March 31, 2003 of each company, as well as effective January 1, 2003, the reserving process for statutory reporting began anticipating salvage and subrogation recoverable. Under generally accepted accounting principles, the reserving process has historically anticipated salvage and subrogation recoverable. Despite these improvements, management continues to believe these leverage ratios are higher than optimal and is considering possibilities to obtain additional capital to support the Company's growth. Management of the Company anticipates that there will be an associated cost in obtaining additional capital, however, no additional capital has been arranged as of May 12, 2003. Management believes the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements.

Other Disclosures

Investments

Stateco performs investment management services (the investment management services segment) on behalf of the Company and Mutual and its subsidiaries. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

At March 31, 2003, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans. The following table provides information regarding the quality distribution of the Company's fixed maturity portfolio at March 31, 2003 and December 31, 2002:

                                        March 31      December 31
                                          2003            2002       Quality(1)
                                          ----            ----
Corporate and Municipal Bonds             65.3%           72.0%        AA+
U.S. Governments                           2.6%            2.8%        AAA
U.S. Government Agencies                  32.1%           25.2%        AAA
                                         ------          ------
Total                                    100.0%          100.0%
                                         ======          ======

         (1) As rated by Moody's Investors Service

During the three months ended March 31, 2003, the Company increased its equity portfolio investments by investing an additional $12.7 million (22.7%) to enhance growth of statutory surplus over the long term. The Company's current investment strategy does not rely on the use of derivative financial instruments.

At March 31, 2003 all investments in fixed maturity and equity securities were held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income.

The following table provides the composition of the Company's investment portfolio at March 31, 2003 and December 31, 2002:

         (dollars in thousands)                 March 31, 2003          December 31, 2002
                                                --------------          -----------------
Fixed maturities, at fair value               $1,301,860      95.1%     $1,216,698      95.6%
Equity securities, at fair value                  64,981       4.8%         53,710       4.2%
Other invested assets, at fair value               1,908       0.1%          1,908       0.2%
                                              ----------     -----      ----------     -----
Total investments                             $1,368,749     100.0%     $1,272,316     100.0%
                                              ==========     ======     ==========     ======

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

The Company reviewed its investments at March 31, 2003, and determined no other than temporary impairment exists in the gross unrealized holding losses, as provided in the table below. This is based on evidence that exists indicating temporary impairment which includes, market conditions, amount, timing and length of decline, as well as events impacting the issuer, among other factors. The evaluation of investments for other than temporary impairment requires management to make judgments and estimates regarding the evidence known. Such judgments and estimates could change in the future as more information becomes known which could negatively impact the amounts reported herein. At March 31, 2003, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at March 31, 2003.

The following table provides detailed information on the Company's investment portfolio for its gross unrealized gains and losses at March 31, 2003:

  (dollars in thousands)                                  Gross          Gain          Gross          Loss
                                           Cost or      unrealized      number      unrealized       number
  March 31, 2003                          amortized      holding          of          holding          of        Fair
  Investment Category                       cost          gains       positions        losses       positions    value
                                       -------------- ------------- ------------ -------------- ------------ --------------
          Fixed Maturities
  U.S. Treasury securities &
  obligations                           $  250,853       $10,601           78           $314            7     $  261,140
  States & political subdivisions          676,635        42,354          343            508           11        718,481
  Corporate securities                     122,189         9,245           55             15            1        131,419
  Mortgage-backed securities of
  U.S. Gov. Agencies                       185,548         5,408           61            136            5        190,820
                                        ----------       -------          ---         ------           --     ----------
     Total fixed maturities              1,235,225        67,608          537            973           24      1,301,860
          Equity Securities
  Technologies                               5,053             0            0            659            4          4,394
  Pharmaceuticals                            8,186         1,079            4            579            2          8,686
  Financial services                        17,581         1,454            9          2,629           14         16,406
  Manufacturing & other                     37,718         2,169           15          4,392           29         35,495
                                        ----------       -------          ---         ------           --     ----------
     Total equity securities                68,538         4,702           28          8,259           49         64,981
                                        ----------       -------          ---         ------           --     ----------
  Other invested assets                      1,857            51            1              0            0          1,908
                                        ----------       -------          ---         ------           --     ----------
  Total                                 $1,305,620       $72,361          566         $9,232           73     $1,368,749
                                        ==========       =======          ===         ======           ==     ==========

The amortized cost and fair value of fixed maturities at March 31, 2003, by contractual maturity, are summarized as follows:

    (dollars in thousands)                  Amortized              Fair
    March 31, 2003                             Cost                Value
    ----------------------                  ----------          ----------
    Due after 1 year or less                $    1,200          $    1,205
    Due after 1 year through 5 years            32,817              35,528
    Due after 5 years through 10 years         297,409             314,178
    Due after 10 years                         718,251             760,129
                                            ----------          ----------
       Subtotal                              1,049,677           1,111,040
    Mortgage-backed securities                 185,548             190,820
                                            ----------          ----------
       Total                                $1,235,225          $1,301,860
                                            ==========          ==========

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

The securities sold during the three months ended March 31, 2003, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three months ended March 31, 2003 are summarized as follows:

    (dollars in thousands)                        Realized       Fair Value at
    Three months ended March 31, 2003           Gains/Losses         Sale
                                                ------------         -----
    Realized gains:
       Fixed maturities                            $4,712           $79,851
       Equity securities                               16               196
                                                   ------           -------
    Total realized gains                            4,728            80,047
    Realized losses:
       Fixed maturities                                29             2,133
       Equity securities                              854             1,028
                                                   ------           -------
    Total realized losses                             883             3,161
                                                   ------           -------
    Net realized gains on investments              $3,845           $83,208
                                                   ======           =======

Loss and Loss Expenses Payable

 The following table presents the loss and loss expenses payable by major line of business at March 31, 2003 and December 31, 2002, respectively:

                                                              March 31     December 31
                                                                2003          2002     % Change
                                                                ----          ----     --------
                                                                   (dollars in thousands)
     Automobile - personal (standard)                         $172,323      $181,778       (5)%
     Automobile - personal (nonstandard)                        35,967        35,270        2%
     Automobile - commercial                                    81,788        72,800       12%
     Homeowners                                                 46,916        45,850        2%
     Commercial multi-peril                                     79,424        77,018        3%
     Workers' compensation                                      76,823        77,801       (1)%
     Fire and allied lines                                      17,572        14,416       22%
     Other/products liability                                   82,132        80,539        2%
     Miscellaneous personal/commercial lines                     2,907         6,661      (56)%
     Total losses and loss expenses payable, net of           --------      --------      -----
     reinsurance recoverable on losses and loss expenses
     payable of $8,642 and $8,825, respectively               $595,852      $592,133        1%
                                                              ========      ========      =====

Total net losses and loss expenses payable increased 1% from December 31, 2002 to March 31, 2003. This increase is consistent with a growing company and resulting increased claims activity during the three months ended March 31, 2003. Overall, management does not believe there is a significant change in the total book of business at March 31, 2003 compared to December 31, 2002.

The Company's management conducts periodic reviews of loss development reports and makes judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by management in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, late reported claims, entry errors, and other reasonableness tests.

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. To provide a measure of sensitivity to pre-tax income as a result of changes in reserve estimates, for every 1% change in the ultimate development of the March 31, 2003 total losses and loss expenses payable, the effect on pre-tax income would be $6.0 million.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of SFAS Statement No. 123 Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement requires more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of this Statement and will adopt a transition method at the time when and if a consistent fair value measurement and recognition provision is determined by the FASB and is required to be adopted.

Market Risk

With respect to Market Risk, see the discussion regarding this subject in the Company's December 31, 2002 Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the December 31, 2002 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2002 Form 10-K.

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Statements contained in this Form 10Q or any other reports or documents prepared by the Company or made by management may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as "plans," "believes," "expects," "anticipates," "intends," "estimates," or similar expressions. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

         - In addition to the acquisition of the Meridian Insurers and Mutual's merger with Meridian Mutual as discussed elsewhere in this Form 10Q, during the past several years, Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and SA Wisconsin, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits


         b.       Reports on Form 8-K

                  On May 1, 2003, the Company filed a Form 8-K relating to its 2003 first quarter earnings press release.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               STATE AUTO FINANCIAL CORPORATION

Date:  MAY 12, 2003            /s/ Steven J. Johnston
       ------------            ----------------------------------------
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

Date:  MAY 12, 2003                          /s/ Robert H. Moone
       ------------                          -----------------------------
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

Date:  MAY 12, 2003                /s/ Steven J. Johnston
       -------------------         ---------------------------------------
                                   Steven J. Johnston
                                   Treasurer and Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                        STATE AUTO FINANCIAL CORPORATION

                                    Form 10-Q

                    For Quarterly Period Ended March 31, 2003

                                  EXHIBIT INDEX

                        Exhibit No.           Description of Exhibits
                        -----------           -----------------------

                            99.1 CEO certification required by Section 906 of Sarbanes- Oxley Act of 2002

                            99.2 CFO certification required by Section 906 of Sarbanes- Oxley Act of 2002