Form 10-Q
period 2003-06-30
STATE AUTO FINANCIAL CORP
filed 2003-08-12
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

                                       or

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the Transition period from                        to
                               ----------------------    -----------------------

                         Commission File Number 0-19289

                        State Auto Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Ohio                                                                     31-1324304
----------------------------------------------------                             ------------------------------------
 (State or other jurisdiction of incorporation)                                  (I.R.S. Employer Identification No.)

   518 East Broad Street, Columbus, OH                                                        43215-3976
----------------------------------------------------                             ------------------------------------
  (Address of principal executive offices)                                                    (zip code)

  (614)  464-5000
----------------------------------------------------
  Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               (X) Yes    ( ) No

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      (X) Yes    ( ) No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                           39,284,760
--------------------------------                -------------------------------
           (Class)                                  (Outstanding on 8/5/03)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

   Item 1.       Financial Statements (Unaudited)

                 Condensed consolidated balance sheets - June 30, 2003 and
                      December 31, 2002

                 Condensed consolidated statements of income - Three months ended June 30, 2003 and 2002

                 Condensed consolidated statements of income - Six months ended
                      June 30, 2003 and 2002

                 Condensed consolidated statements of cash flows - Six months ended June 30, 2003 and 2002

                 Notes to condensed consolidated financial statements -
                      June 30, 2003

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

   Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                June 30         December 31
                                                                                 2003               2002
                                                                                 ----               ----
                                                                             (unaudited)        (see note 1)

ASSETS

Fixed maturities, available for sale, at fair value
  (amortized cost $1,243,454 and $1,149,334, respectively)                   $ 1,333,094         $ 1,216,698
Equity securities, available for sale, at fair value
  (cost $83,456 and $55,837, respectively)                                        88,656              53,710
Other invested assets, at fair value
  (cost $8,303 and $1,857, respectively)                                           8,353               1,908
                                                                             -----------         -----------
          Total investments                                                    1,430,103           1,272,316

Cash and cash equivalents                                                         39,787              96,048
Deferred policy acquisition costs                                                 82,211              77,886
Accrued investment income and other assets                                        51,283              50,788
Due from affiliate                                                                27,706              14,210
Net prepaid pension expense                                                       46,773              46,690
Reinsurance recoverable on losses and loss expenses payable
  (ceded to affiliates $10,414 and $4,286, respectively)                          18,220               8,825
Prepaid reinsurance premiums
  (ceded to affiliates $4,252 and $3,997, respectively)                            8,362               7,695
Current federal income taxes                                                       4,472                --
Deferred federal income taxes                                                       --                 5,796
Property and equipment, at cost, net of accumulated
  depreciation of $4,186 and $3,915, respectively                                 12,518              12,741
                                                                             -----------         -----------
          Total assets                                                       $ 1,721,435         $ 1,592,995
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable
  (net assumed from affiliates $312,509 and $303,960, respectively)          $   639,765         $   600,958
Unearned premiums

  (net assumed from affiliates $129,175 and $133,130, respectively)              395,638             377,990
Notes payable (affiliates $60,500)                                                90,500              75,500
Postretirement benefit liabilities                                                70,042              66,763
Current federal income taxes                                                        --                   745
Deferred federal income taxes                                                      5,018                --
Other liabilities                                                                  6,647               7,270
                                                                             -----------         -----------
          Total liabilities                                                    1,207,610           1,129,226
                                                                             -----------         -----------

Commitments and contingencies                                                       --                  --
STOCKHOLDERS' EQUITY
  Class A Preferred stock (non voting), without par value

     Authorized 2,500,000 shares; none issued                                       --                  --
  Class B Preferred stock, without par value
     Authorized 2,500,000 shares; none issued                                       --                  --
  Common stock, without par value.  Authorized 100,000,000 shares;
      43,864,684 and 43,525,774 shares issued, respectively, at
     stated value of $2.50 per share                                             109,662             108,815
  Less 4,585,337 and 4,524,475 treasury shares, respectively, at cost            (55,273)            (54,249)
  Additional paid-in capital                                                      52,908              50,354
  Accumulated other comprehensive income                                          61,732              42,512
  Retained earnings                                                              344,796             316,337
                                                                             -----------         -----------
          Total stockholders' equity                                             513,825             463,769

                                                                             -----------         -----------
          Total liabilities and stockholders' equity                         $ 1,721,435         $ 1,592,995
                                                                             ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                      2003              2002
                                                                      ----              ----
Earned premiums
  (ceded to affiliates $145,009 and $122,739, respectively)        $ 241,693        $ 221,342
Net investment income                                                 15,831           14,837
Net realized gain (loss) on investments                                4,173           (1,156)
Other income (affiliates $934 and $712, respectively)                  1,463            1,200
                                                                   ---------        ---------
          Total revenues                                             263,160          236,223
                                                                   ---------        ---------

Losses and loss expenses
  (ceded to affiliates $114,687 and $113,758, respectively)          182,770          176,500
Acquisition and operating expenses                                    68,164           63,956
Interest expense (affiliates $656 and $540, respectively)                823              540
Other expense, net                                                     2,493            1,978
                                                                   ---------        ---------
          Total expenses                                             254,250          242,974
                                                                   ---------        ---------

          Income (loss) before federal income taxes                    8,910           (6,751)

Federal income tax expense (benefit)                                     609           (5,366)
                                                                   ---------        ---------
          Net income (loss)                                        $   8,301        $  (1,385)
                                                                   =========        =========

Earnings (loss) per share:
     - basic                                                       $    0.21        $   (0.04)
                                                                   =========        =========
     - diluted                                                     $    0.21        $   (0.04)
                                                                   =========        =========

Dividends paid per common share                                    $  0.0350        $  0.0325
                                                                   =========        =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the Six Months Ended June 30, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                        2003              2002
                                                                        ----              ----

Earned premiums
  (ceded to affiliates $290,221 and $240,364, respectively)          $ 474,068        $ 434,179
Net investment income                                                   31,540           29,448
Net realized gain on investments                                         8,018              154
Other income (affiliates $1,824 and $1,434, respectively)                2,886            2,401
                                                                     ---------        ---------
          Total revenues                                               516,512          466,182
                                                                     ---------        ---------

Losses and loss expenses
  (ceded to affiliates $198,020 and $187,140, respectively)            332,339          323,740
Acquisition and operating expenses                                     139,852          126,393
Interest expense (affiliates $1,312 and $1,081, respectively)            1,567            1,081
Other expense, net                                                       5,281            4,419
                                                                     ---------        ---------
          Total expenses                                               479,039          455,633
                                                                     ---------        ---------

          Income before federal income taxes                            37,473           10,549

Federal income tax expense (benefit)                                     8,108           (1,230)
                                                                     ---------        ---------
          Net income                                                 $  29,365        $  11,779
                                                                     =========        =========

Earnings per share:
     - basic                                                         $    0.75        $    0.30
                                                                     =========        =========
     - diluted                                                       $    0.74        $    0.29
                                                                     =========        =========

Dividends paid per common share                                      $   0.070        $   0.065
                                                                     =========        =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                                                   2003              2002
                                                                                   ----              ----

Cash flows from operating activities:
   Net income                                                                   $  29,365         $  11,779

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization, net                                            3,689             2,421
      Net realized gain on investments                                             (8,018)             (154)
     Changes in operating assets and liabilities:

        Deferred policy acquisition costs                                          (4,325)           (6,967)
        Accrued investment income and other assets                                    (39)           (1,121)
        Net prepaid pension expense                                                   (83)           (2,277)
        Postretirement health care benefits                                         3,279             7,263
        Other liabilities and due to/from affiliate, net                          (14,119)          (17,416)
        Reinsurance receivable and prepaid reinsurance premiums                   (10,062)           (2,137)
        Losses and loss expenses payable                                           38,807            40,941
        Unearned premiums                                                          17,648            31,261
        Federal income taxes                                                       (3,840)           (7,229)
                                                                                ---------         ---------
          Net cash provided by operating activities                                52,302            56,364
                                                                                ---------         ---------

Cash flows from investing activities:

   Purchase of fixed maturities - available for sale                             (302,788)         (230,752)
   Purchase of equity securities                                                  (29,935)          (16,942)
   Purchase of other invested assets                                               (6,445)           (1,548)
   Maturities, calls and principal reductions of fixed maturities -
       held to maturity                                                              --               2,721
   Maturities, calls and principal reductions of fixed maturities -
      available for sale                                                           35,994            16,802
   Sale of fixed maturities - available for sale                                  178,468           177,157
   Sale of equity securities                                                        1,224             6,337
   Net additions of property and equipment                                            (52)             --
                                                                                ---------         ---------
          Net cash used in investing activities                                  (123,534)          (46,225)
                                                                                ---------         ---------

Cash flows from financing activities:

   Proceeds from issuance of debt                                                  15,000              --
   Debt issuance costs                                                               (456)             --
   Net proceeds from issuance of common stock                                       2,062             1,541
   Payments to acquire treasury shares                                               (729)           (2,423)
   Payment of dividends                                                              (906)             (827)
                                                                                ---------         ---------
          Net cash provided by (used in) financing activities                      14,971            (1,709)
                                                                                ---------         ---------

          Net increase (decrease) in cash and cash equivalents                    (56,261)            8,430

Cash and cash equivalents at beginning of period                                   96,048            30,016
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  39,787         $  38,446
                                                                                =========         =========

Supplemental disclosures:
  Federal income taxes paid                                                     $  11,950         $   6,000
                                                                                =========         =========
  Interest paid (affiliates $1,312 and $1,081, respectively)                    $   1,470         $   1,081
                                                                                =========         =========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity, effective for reporting periods after July 1, 2003. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company has not yet determined the effect, if any the adoption of this Statement will have on the earnings and financial position of the Company.

Certain items in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:


                                                Three months ended               Six Months ended
                                                     June 30                          June 30
                                               --------------------            --------------------
                                               2003            2002            2003            2002
                                               ----            ----            ----            ----
                                                                 (in thousands)

Net income (loss)                           $  8,301        $ (1,385)        $ 29,365        $ 11,779
Unrealized holding gains, net of tax          20,636          14,849           19,220          12,119
                                            --------        --------         --------        --------
Comprehensive income                        $ 28,937        $ 13,464         $ 48,585        $ 23,898
                                            ========        ========         ========        ========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 2003 and 2002 include unrealized holding gains, net of tax.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)


3.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                      Three months ended                Six months ended
                                                             June 30                         June 30
                                                      -------------------             --------------------
                                                      2003           2002             2003            2002
                                                      ----           ----             ----            ----
                                                       (dollars in thousands, except per share amounts)
Numerator:
    Net income (loss) for basic and diluted
        Earnings per share                         $  8,301        $ (1,385)        $ 29,365        $ 11,779
                                                   ========        ========         ========        ========
Denominator:
    Weighted average shares for
        Basic earnings per share                     39,200          39,007           39,137          38,987
    Effect of dilutive stock options                    806            --                736             816
                                                   --------        --------         --------        --------

    Adjusted weighted average shares
        For diluted earnings per share               40,006          39,007           39,873          39,803
                                                   --------        --------         --------        --------
Basic earnings (loss) per share                    $   0.21        $  (0.04)        $   0.75        $   0.30
                                                   ========        ========         ========        ========
Diluted earnings (loss) per share                  $   0.21        $  (0.04)        $   0.74        $   0.29
                                                   ========        ========         ========        ========

The following numbers of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                                      Three months ended                Six months ended
                                                             June 30                         June 30
                                                      -------------------             --------------------
                                                      2003           2002             2003            2002
                                                      ----           ----             ----            ----
                                                                         (in thousands)
Number of options                                      0              589              378             911
                                                       =              ===              ===             ===

4.  STOCK BASED COMPENSATION

At June 30, 2003, the company has stock-based employee and non-employee compensation plans, which are described more fully below. The company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee and director compensation cost is reflected in net income, as substantially all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and non-employee director compensation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)


4. STOCK BASED COMPENSATION (CONTINUED)

                                                                  Three months ended                Six months ended
                                                                       June 30                           June 30
                                                               ------------------------         -------------------------
                                                                 2003              2002           2003            2002
                                                                 ----              ----           ----            ----
                                                                         (in thousands, except per share amounts)

Net income (loss), as reported                                 $   8,301         $ (1,385)       $ 29,365        $ 11,779
Deduct:  Total stock-based employee and non-employee
director compensation expense determined under fair
value based method for all awards, net of related
tax effects                                                         (501)            (397)           (820)           (773)
                                                               ---------         --------        --------        --------

Pro forma net income (loss)                                    $   7,800         $ (1,782)       $ 28,545        $ 11,006
                                                               =========         ========        ========        ========
Earnings (loss) per share:
         Basic--as reported                                    $    0.21         $  (0.04)       $   0.75        $   0.30
                                                               =========         ========        ========        ========
         Basic--pro forma                                      $    0.20         $  (0.05)       $   0.73        $   0.28
                                                               =========         ========        ========        ========
         Diluted--as reported                                  $    0.21         $  (0.04)       $   0.74        $   0.29
                                                               =========         ========        ========        ========
         Diluted--pro forma                                    $    0.19         $  (0.05)       $   0.70        $   0.27
                                                               =========         ========        ========        ========

There were 442,371 and 375,910 options granted to employees and directors during the three month and six month periods ended June, 2003 and 2002, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

                                        Three and six months
                                                ended
                                               June 30
                                        --------------------
                                          2003         2002
                                          ----         ----

Fair value                               $ 7.57       $ 6.94
Dividend yield                              .80%         .92%
Risk free interest rate                    2.89%        4.58%
Expected volatility factor                37.6%        34.8%
Expected life in years                     7.8          7.8

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)


4. STOCK BASED COMPENSATION (CONTINUED)

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

The Non-employee Directors' Plan provides each non-employee director of the Company an option to purchase (4,200 shares for 2003 and 1,500 shares for 2002) shares of common stock following each annual meeting of the shareholders at an option price equal to the common stock fair market value at the close of business on the last trading day immediately prior to the date of the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options vest upon grant and are exercisable up to 10 years from the date of grant.

The company accounts for the remaining non-employee plans described below using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost of $76,000 and $73,000, and $133,000 and $94,000 for the three month and six month periods ended June 30, 2003 and 2002, respectively, is reflected in net income.

The fair value of non-employee options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

                                           Three and six months
                                                    ended
                                                   June 30
                                           --------------------
                                             2003        2002
                                             ----        ----
Fair value                                  $12.41       $8.08
Dividend yield                                 .82%        .90%
Risk free interest rate                       3.45%       5.30%
Expected volatility factor                    36.9%       34.0%
Expected life in years                         9.2         9.2


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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

4. STOCK BASED COMPENSATION (CONTINUED)

A summary of the Company's stock option activity and related information for all option plans for the three and six month periods ended June 30, 2003 and 2002 is as follows:

                                        Three months ended                                 Six months ended
                                              June 30                                          June 30
                         ------------------------------------------------    ----------------------------------------------
                                 2003                     2002                    2003                     2002
                                 ----                     ----                    ----                     ----
                                      Weighted                  Weighted                 Weighted                  Weighted
                                       Average                   Average                  Average                   Average
                                      Exercise                  Exercise                 Exercise                  Exercise
                         Options        Price     Options         Price     Options        Price      Options        Price
                         -------      --------    -------       --------    -------      --------     -------      --------
                                              (numbers in thousands, except per share figures)

Outstanding,
beginning of year         2,589         $11.53      2,768         $ 9.76      2,791         $10.98      2,797         $ 9.58
   Granted                  378          18.74        322          16.00        410          18.71        351          15.98
    Exercised               (58)          9.41       (135)          5.96       (274)          5.67       (193)          5.38
    Cancelled                (3)         16.24         --             --        (21)         16.24         --             --
                          -----         ------      -----         ------      -----         ------      -----         ------
Outstanding,
end of period             2,906         $12.50      2,955         $10.64      2,906         $12.50      2,955         $10.64
                          =====                     =====                     =====                     =====

A summary of information pertaining to all options outstanding and exercisable at June 30, 2003 is as follows:

                                           Options Outstanding               Options Exercisable
                                  ------------------------------------     -----------------------
                                               Weighted
                                                Average       Weighted                   Weighted
                                               Remaining      Average                    Average
                                              Contractual     Exercise                   Exercise
Range of Exercise Prices          Number          Life         Price       Number         Price
------------------------          ------          ----         -----       ------         -----
                                          (numbers in thousands, except per share figures)

Less than $5.00                       60          0.5        $ 4.17            60        $ 4.17
$5.01 - $10.00                       754          2.6          6.63           754          6.63
Greater than $10.01                2,092          7.4         14.86         1,407         13.60
                                   -----          ---        ------         -----        ------
                                   2,906          6.0        $12.50         2,221        $10.98
                                   =====                                    =====


                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

5.  REINSURANCE

The following table provides a summary of the Company's reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

                                                           Three months ended              Six months ended
                                                                June 30                         June 30
                                                       ------------------------        ------------------------
                                                          2003            2002           2003            2002
                                                          ----            ----           ----            ----
                                                                              (in thousands)

Premiums earned:
  Assumed from other insurers and reinsurers           $  1,232        $  1,021        $  2,468        $  1,632
  Assumed under State Auto Pool and                     220,898         205,490         438,583         406,186
    other affiliate arrangements
  Ceded to other insurers and reinsurers                  2,961           2,929           5,965           5,233
  Ceded under State Auto Pool,
    Stop Loss and other affiliate arrangements          145,009         122,739         290,221         240,364

Losses and loss expenses incurred:
  Assumed from other insurers and reinsurers                781             582           1,534             797
  Assumed under State Auto Pool and
    other affiliate arrangements                        172,423         170,730         306,319         308,177
  Ceded to other insurers and reinsurers                  4,054             259           4,541           1,344
  Ceded under State Auto Pool,
     Stop Loss and other affiliate arrangements        $114,687        $113,758        $198,020        $187,140



6.  SEGMENT INFORMATION

As the former Meridian Mutual standard and nonstandard business continues to be written and processed through the Meridian underwriting and claims system platform, management has monitored this business as separate segments from the State Auto standard and nonstandard processed business. Monitoring of these segments separately has been necessary in order to facilitate the integration of the business as it migrates through new policies and renewals to the State Auto systems platform in which State Auto policies, pricing, underwriting, and claims philosophies are fully reflected. Over time, it is anticipated that the Meridian operating segments will decrease and eventually disappear as they become fully integrated on to the State Auto systems platform. Due to the integration efforts that occurred within the Meridian nonstandard segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard business is included in the State Auto nonstandard segment. The segment disclosures for the three month and six month periods ended June 30, 2002 have been restated to reflect this change. Interim financial data by segment is as follows:

                                                           Three months ended              Six months ended
                                                                June 30                         June 30
                                                       ------------------------        ------------------------
                                                          2003            2002           2003            2002
                                                          ----            ----           ----            ----
                                                                              (in thousands)

Revenues from external customers:
   State Auto standard insurance                       $206,758        $175,629        $399,757        $344,396
   State Auto nonstandard insurance                      22,031          19,091          43,588          35,545
   Meridian standard insurance                           28,697          41,355          62,190          83,487
   Investment management services                           619             643           1,219           1,315
   All other                                                832             656           1,682           1,276
                                                       --------        --------        --------        --------
Total revenues from external customers                 $258,937        $237,374        $508,436        $466,019
                                                       ========        ========        ========        ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)


6.  SEGMENT INFORMATION (CONTINUED)

                                                         Three months ended                      Six months ended
                                                              June 30                                June 30
                                                  -------------------------------         -------------------------------
                                                       2003              2002               2003               2002
                                                       ----              ----               ----               ----
                                                                              (in thousands)

   Intersegment revenues:
      State Auto standard insurance               $        39         $        23         $        75         $        47
      Investment management services                    1,444               1,217               2,845               2,397
      All other                                           446                 552                 922               1,135
                                                  -----------         -----------         -----------         -----------
   Total intersegment revenues                    $     1,929         $     1,792         $     3,842         $     3,579
                                                  ===========         ===========         ===========         ===========
   Segment profit (loss):
      State Auto standard insurance               $     5,142         $      (348)        $    21,858         $    14,165
      State Auto nonstandard insurance                    970               1,627               2,952               2,175
      Meridian standard insurance                      (2,913)             (8,195)              1,687              (8,562)
      Investment management services                    1,853               1,652               3,521               3,255
      All other                                           573                 345               1,109                 716
                                                  -----------         -----------         -----------         -----------
   Total segment profit (loss)                    $     5,625         $    (4,919)        $    31,127         $    11,749
   Reconciling items:
      Corporate expenses                          $      (888)        $      (676)        $    (1,672)        $    (1,354)
      Net realized gains                                4,173              (1,156)              8,018                 154
                                                  -----------         -----------         -----------         -----------
   Total consolidated income (loss) before
       federal income taxes                       $     8,910         $    (6,751)        $    37,473         $    10,549
                                                  ===========         ===========         ===========         ===========
   Segment assets:
      Standard insurance                                                                  $ 1,546,332         $ 1,339,503
      Nonstandard insurance                                                                   110,143              86,408
      Investment management services                                                            4,590               8,121
      All other                                                                                15,292              16,147
                                                                                          -----------         -----------
   Total segment assets                                                                   $ 1,676,357         $ 1,450,179
                                                                                          ===========         ===========

7.  PREFERRED SECURITIES

On May 22, 2003, STFC Capital Trust I, State Auto Financial's Delaware business trust subsidiary (the "Capital Trust"), issued $15,000,000 liquidation amount of its capital securities (the "Trust Preferred Capital Securities") to a third party. In connection with the Capital Trust's issuance of the Trust Preferred Capital Securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities, State Auto Financial issued to the Capital Trust $15,464,000 aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Preferred Capital Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.48% at June 30, 2003). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Preferred Capital Securities. The Subordinated Debentures and the related income effects are eliminated in the accompanying consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)


7.       PREFERRED SECURITIES (CONTINUED)

The Trust Preferred Capital Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The Trust Preferred Capital Securities may be redeemed in whole, but not in part, at any time within 90 days following the occurrence of a "Tax Event" or "Investment Company Event" (as defined in the declaration of trust) at an amount equal to the greater of 100% of the principal amount thereof plus accrued interest or a "make-whole" premium. The Subordinated Debentures are subject to these same redemption terms. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Preferred Capital Securities.

State Auto Financial has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to 20 consecutive quarterly payment periods. Consequently, distributions on the Trust Preferred Capital Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. During such deferments, State Auto Financial may not declare or pay any dividends on, or purchase any of its capital stock, make any principal or interest payments on debt securities, or make any payment of guarantees that rank in all respects equally with or subordinated to the Trust Preferred Capital Securities.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

For information regarding the Company's significant accounting policies, as well as a discussion regarding its critical accounting policies, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations
---------------------

State Auto Financial Corporation ("State Auto Financial" and, together with its subsidiaries, the "Company") operates in three insurance segments: (i) State Auto Financial's wholly owned insurance subsidiaries State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty"), and State Auto Insurance Company of Ohio ("SA Ohio") engage in the State Auto standard segment of the Company's operations; (ii) State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company and Mid-Plains Insurance Company ("Mid-Plains"), a wholly owned subsidiary of Farmers Casualty, engage in the State Auto nonstandard segment of the Company's operations; and
(iii) the Meridian standard segment consists of the standard insurance business of the former Meridian Mutual Insurance Company ("Meridian Mutual"), which was acquired and merged into State Automobile Mutual Insurance Company ("State Auto Mutual") in June 2001. In addition to these segments, the Company previously operated in a Meridian nonstandard segment. However, due to the integration efforts that occurred within this segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard segment was included in the State Auto nonstandard insurance segment. All prior period financial information has been reclassified to reflect this segment combination.

An insurance pooling arrangement exists between State Auto P&C, Milbank, Farmers Casualty, and SA Ohio (collectively referred to as the "Pooled Subsidiaries") and State Auto Mutual and its subsidiaries, State Auto Insurance Company of Wisconsin ("SA Wisconsin") and State Auto Florida Insurance Company ("SA Florida" and, together with the Pooled Subsidiaries, State Auto Mutual, and SA Wisconsin, the "Pooled Companies" or the "State Auto Pool"). Under this pooling arrangement, premiums, losses and underwriting expenses are shared by the Pooled Companies, with the Pooled Subsidiaries receiving 80% in the aggregate of this underwriting pool and State Auto Mutual and its subsidiaries receiving 20% in the aggregate of this underwriting pool.

As more fully described in the Company's December 31, 2002 Form 10-K, the following summary will assist in the discussion of the Company's current period financial results:

         For the period October 1, 2001 through December 31, 2003, State Auto Mutual entered into a stop loss reinsurance agreement (the "Stop Loss") with the Pooled Subsidiaries. Under the Stop Loss, if the State Auto Pool's quarterly statutory loss and loss adjustment expense ratio (the "Pool loss and LAE ratio") is between 70.75% and 80%, State Auto Mutual will reinsure the Pooled Subsidiaries 27% of the State Auto Pool's losses in excess of a Pool loss and LAE ratio of 70.75% to 80%. The Pooled Subsidiaries would be responsible for their share of the State Auto Pool's losses over the 80% threshold. State Auto Mutual will have the right to participate in the profits of the State Auto Pool. State Auto Mutual will assume 27% of the State Auto Pool's underwriting profits attributable to a Pool loss and LAE ratio less than 69.25% but more than 50.99%. The Stop Loss expires December 31, 2003.

Net income for the Company increased $9.6 million to $8.3 million and $17.6 million to $29.3 million for the three month and six month periods ended June 30, 2003, respectively, from the same periods in 2002. Contributing to these increases was an improvement in the Company's loss experience from 2002 along with increased growth in earned premium. The Company's GAAP loss and LAE ratio (defined below) reflected a 4.1 and 4.5 point improvement for the three and six month periods ended June 30, 2003, respectively, from the same periods in 2002, despite the largest catastrophe loss event in Company history occurring in May 2003. While all insurance segments, absent catastrophe losses, reflected an improvement in underwriting results from the same 2002 periods, the most significant improvement was within the State Auto standard segment.

Consolidated earned premiums increased to $241.7 million and $474.1 million for the three and six month periods ended June 30, 2003, respectively. These totals represent a $20.4 million (9.2%) and $39.9 million (9.2%) increase from the same periods in 2002, respectively. These increases were primarily the result of premium rate and policy count increases across most lines of business. The State Auto standard segment contributed a 13.6% and 13.3% increase to consolidated earned premiums for the three month and six month periods ended June 30, 2003, respectively, from the same periods in 2002, while the State Auto non-standard segment contributed a 1.3% and 1.9% increase, respectively, from the same periods in 2002. Contributing also to the State Auto standard segment's increases is the migration of the Meridian standard segment's policies to the State Auto systems platform. The increases in the State Auto standard and non-standard segments were offset by two factors: declines in the Meridian standard segment and an increase in premiums ceded to State Auto Mutual under the Stop Loss. The Meridian standard segment declined 5.7 points and 4.8 points for the three and six month periods ending June 30, 2003, respectively. Contributing to this segment's decreases are the following: policies migrating on renewal to the State Auto systems platform as well as a loss of policy count due to significant rate increases taken that management believed were necessary to improve the underwriting performance of this segment's book of business. As to the Stop Loss, $5.5 million was ceded from the Company to State Auto Mutual in the first quarter of 2003, as compared with only $0.4 million having been ceded in the same 2002 period. The effect of this increase in premiums ceded reduced consolidated earned premium by 1.2 points for the six months ended June 30, 2003. See the Stop Loss discussion continued below regarding loss and loss adjustments expense cession.

Net investment income increased $1.0 million (6.7%) to $15.8 million and increased $2.1 million (7.1%) to $31.5, million for the three month and six month periods ended June 30, 2003, respectively, from the same periods in 2002. These increases were primarily the result of an increase in invested assets generated by cash flow provided from operations, partly offset by a decline in the investment yield. Total cost of invested assets at June 30, 2003 and 2002 was $1,359.0 million and $1,200.8 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on invested assets at cost decreased from 5.0% to 4.7% for the three month and six month periods ended June 30, 2003 and 2002, respectively. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 75.6% and 79.7%, for the three month periods ended June 30, 2003 and 2002, respectively and 70.1% and 74.6% for the six month periods ended June 30, 2003 and 2002, respectively. During the three month periods ended June 30, 2003 and 2002, the Pooled Companies produced a Pool loss and LAE ratio that exceeded the 70.75% threshold, specified in the Stop Loss reinsurance contract, resulting in a cession to State Auto Mutual of $5.6 million and $6.4 million, respectively, in loss and loss adjustment expenses. See the Stop Loss discussion above regarding earned premiums cessions. The net effect of these Stop Loss cessions decreased the GAAP loss and LAE ratio by 2.3 and 2.9 points, and 0.4 and 1.4 points, for the three month and six month periods ended June 30, 2003 and 2002, respectively.

During the second quarters of 2003 and 2002, the Company was impacted by significant catastrophe storm losses totaling $41.2 million (17.1 GAAP loss and LAE points) and $29.8 million (13.5 GAAP loss and LAE points), respectively. High winds, tornados, hail, lightning and resulting fires caused damage in 17 of the Company's 26 operating states between May 2 and May 11, 2003 ("CAT 88"). Claims resulting from CAT 88 totaled $39.4 million or 16.3 GAAP loss and LAE points, and now ranks as the most costly catastrophe loss event in State Auto history. The second most costly catastrophe loss event occurred in the second quarter of 2002, from a widespread series of storms that included a tornado in the community of LaPlata, Maryland ("CAT 61"). While eventually totaling $26.9 million, CAT 61 impacted second quarter 2002 results by $24.5 million or 11.1 GAAP loss and LAE points. For the six months ended June 30, 2003 and 2002, catastrophe claims contributed 10.0 and 8.1 points, respectively, to the consolidated GAAP loss and LAE ratio. CAT 88 accounted for 8.3 points of the 2003 points while CAT 61 accounted for 5.6 points of the 2002 points. As discussed below, each of the Company's insurance operating segments were impacted by these catastrophe storm losses.

For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the three month and six month periods ended June 30, 2003 and 2002, respectively:

                                                Three months ended                  Six months ended
                                              -------------------------          -------------------------
                                                     June 30                            June 30
                                                     -------                            -------
GAAP Loss and LAE Ratio                       2003      2002    Change           2003      2002    Change
                                              ----      ----  ---------          ----      ----  ---------
                                                              inc (dec)                          inc (dec)
                                                              ---------                          ---------
State Auto standard segment                   73.2      76.0       (2.8)         68.8      71.1       (2.3)
  State Auto nonstandard segment              77.4      77.1         0.3         77.2      78.6       (1.4)
Meridian standard segment                     92.1      96.6       (4.5)         73.6      86.9      (13.3)
                                              ----      ----       -----         ----      ----      ------
Total GAAP Loss and LAE Ratio                 75.6      79.7       (4.1)         70.1      74.6       (4.5)
                                              ====      ====       =====         ====      ====       =====


The State Auto standard segment's GAAP loss and LAE ratio improved 2.8 and 2.3 points for the three month and six month periods ending June 30, 2003, respectively, from the same 2002 periods, despite being impacted by the significant catastrophe storm losses described above. Catastrophe losses represent 18.6 and 13.1 points of this segment's GAAP loss and LAE ratio for the three month periods ending June 30, 2003 and 2002, respectively, of which CAT 88 accounted for 17.8 points and CAT 61 10.9 points of the 2003 and 2002 total catastrophe points, respectively For the six months ended June 30, 2003 and 2002, catastrophe losses represents 11.1 and 8.0 points, respectively, of which CAT 88 accounted for 9.3 points and CAT 61 5.5 points of the 2003 and 2002 total catastrophe points, respectively. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved for the three month and six month periods ending June 30, 2003, 8.3 and 5.4 points, respectively, from the same 2002 time periods. These improvements reflect the Company's continual emphasis on strict underwriting, which includes taking necessary and appropriate rate increases across most lines of business. The Company monitors the underwriting and rate per exposure on all lines of business in this segment, particularly, private passenger auto liability, homeowners and workers compensation.

The State Auto nonstandard segment's GAAP loss and LAE ratio increased 0.3 points and improved 1.4 points for the three month and six month periods ending June 30, 2003, respectively, from the same 2002 periods. Catastrophe losses represents 3.8 and 2.2 points of this segment's GAAP loss and LAE ratio for the three month periods ending June 30, 2003 and 2002, respectively, of which CAT 88 accounted for 3.1 points and CAT 61 1.5 points of the 2003 and 2002 total catastrophe points, respectively For the six months ended June 30, 2003 and 2002, catastrophe losses represent 2.3 and 1.3 points, respectively, of which CAT 88 accounted for 1.6 points and CAT 61 0.8 points of the 2003 and 2002 total catastrophe points, respectively. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved for the three month and six month periods ending June 30, 2003, 1.3 and 2.4 points, respectively, from the same 2002 time periods. These improvements have been primarily driven by significant underwriting action and rate level improvement on the former Meridian nonstandard segment book of business. Management implemented corrective rate increases on the business that continued to renew on the Meridian systems platform. In addition, all new nonstandard auto business produced by the former Meridian Mutual agents was written through the State Auto National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and "point-of-sale" underwriting tools. The nonstandard automobile segment typically is a more volatile line of business than the standard segment. Management continually monitors this segment's underwriting performance, paying particular attention to rate adequacy and risk selection in states and agencies with unusually high premium written growth. Kentucky, this segment's largest state of operation, has experienced significant written premium growth over the last year. The Company has terminated or suspended several fast growing, but extremely unprofitable, agencies in Kentucky. This action is expected to affect this segment's premium growth in the future

The Meridian standard segment's GAAP loss and LAE ratio improved 4.5 points and
13.3 points for the three month and six month periods ended June 30, 2003, respectively, from the same periods in 2002, despite also being impacted by the significant catastrophe storm losses described above. Catastrophe losses represents 16.2 and 19.4 points of this segment's GAAP loss and LAE ratio for the three month periods ending June 30, 2003 and 2002, respectively, of which CAT 88 accounted for 15.5 points and CAT 61 15.6 points of the 2003 and 2002 total catastrophe points, respectively. For the six months ended June 30, 2003 and 2002, catastrophe losses represents 8.4 and 10.7 points, respectively, of which CAT 88 accounted for 7.1 points and CAT 61 7.6 points of the 2003 and 2002 total catastrophe points, respectively. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved for the three month and six month periods ending June 30, 2003, 1.3 and 11.0 points, respectively, from the same 2002 time periods. During the three month and six month periods ended June 30, 2003 this segment experienced several large commercial losses. Despite these large losses, this segment continued to improve from 2002 comparable periods. These continued improvements are a direct result of management's efforts that began in 2001 to obtain adequate cost based rates, re-underwrite the business within the State Auto underwriting guidelines and terminate unprofitable programs. The Meridian integration is proceeding according to plan. The business written on the historic Meridian platform is being systematically renewed on the State Auto platform. Management is striving to retain the risks that it believes have the greatest profit potential for the Company. Over time, the historic Meridian segment premium will continue to decrease to a point where all the business will be included in the State Auto segment.

Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), was 28.2% and 28.9% for the three month periods ended June 30, 2003 and 2002, respectively, and 29.5% and 29.1% for the six month periods ended June 30, 2003 and 2002, respectively. The decrease in the three month GAAP expense ratio is due to a combination of the Company receiving a refund in the current quarter from the Ohio Insurance Guaranty Association relating to the PIE Mutual insolvency that improved the 2003 quarterly GAAP expense ratio by 0.3 points as well as fixed costs comprising a lesser portion of earned premiums in 2003 than the same 2002 period. The 0.4% increase in the six month period GAAP expense ratio from the same 2002 period is due to a 0.5 point increase related to the Company's profit sharing plan called Quality Performance Bonus or QPB that covers substantially all employees. The PIE Mutual refund positively impacted the year to date ratio by 0.1 points. As noted above, during the three months ended March 31, 2003, the Company ceded to State Auto Mutual $5.5 million in earned premium under the Stop Loss versus $426,000 in the same 2002 time period. This increased earned premium cession under the Stop Loss in 2003 increased the Company`s GAAP expense ratio by 0.3 points for the six month period ended June 30, 2003.

Interest expense increased to $823,000 from $540,000 and to $1.6 million from $1.1 million for the three month and six month periods ended June 30, 2003 from the same periods in 2002. These increases were the result of the additional $30 million of debt obtained in the last six months of 2002 as well as an additional $15 million of debt issued in May 2003 (see discussion included in Liquidity and Capital Resources), partly offset by a decline in the interest rate on the $45.5 million line of credit with State Auto Mutual.

The effective tax expense rate for the three month and six month periods ended June 30, 2003 were 6.8% and 21.6%, respectively, as compared to an effective tax benefit rate of 79.5% and 11.7% for the same 2002 periods, respectively. Improvement in the Company's 2003 underwriting results along with an increase in net realized gain on investments and the gradual shift in increasing the fixed maturity portfolio from tax-exempt to taxable securities from 2002 contributed to these rate changes.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2003, net cash provided by operating activities decreased to $52.3 million from $56.4 million for the same 2002 period. The decrease in cash flow from operations in 2003 is attributable to an increase in cash paid on claims and estimated federal income taxes from 2002. For the six months ended June 30, 2003, net cash used in investing activities increased to $123.5 million from $46.2 million for the same 2002 period. This increase is due to the Company investing a substantial amount of cash and cash equivalents that existed at December 31, 2002, as well as cash flow generated from financing activities. For the six months ended June 30, 2003, net cash provided by financing activities was $15.0 million in comparison to the same period in 2002 where $1.7 million was used in financing activities. The increase in cash provided by financing activities was due to the Company issuing $15.0 million in Trust Preferred Capital Securities (as defined below) during May 2003.

In 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to and through December 31, 2003. No shares were repurchased under this plan during the three months ended June 30, 2003. During the six months ended June 30, 2003, 45,000 shares were repurchased for a total of $727,000. As of June 30, 2003, the cumulative total shares repurchased were 441,000 for a total of $7.0 million.

On May 22, 2003, STFC Capital Trust I, State Auto Financial's Delaware business trust subsidiary (the "Capital Trust"), issued $15.0 million liquidation amount of its capital securities (the "Trust Preferred Capital Securities") to a third party. In connection with the Capital Trust's issuance of the Trust Preferred Capital Securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities, State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Preferred Capital Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.48% at June 30, 2003). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Preferred Capital Securities. The Subordinated Debentures and the related income effects are eliminated in the accompanying consolidated financial statements.

The Trust Preferred Capital Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The Trust Preferred Capital Securities may be redeemed in whole, but not in part, at any time within 90 days following the occurrence of a "Tax Event" or "Investment Company Event" (as defined in the declaration of trust) at an amount equal to the greater of 100% of the principal amount thereof plus accrued interest or a "make-whole" premium. The Subordinated Debentures are subject to these same redemption terms. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Preferred Capital Securities.

State Auto Financial has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to 20 consecutive quarterly payment periods. Consequently, distributions on the Trust Preferred Capital Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. During such deferments, State Auto Financial may not declare or pay any dividends on, or purchase any of its capital stock, make any principal or interest payments on debt securities, or make any payment of guarantees that rank in all respects equally with or subordinated to the Trust Preferred Capital Securities.

The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness. The security issuance cost of these transactions were $456,000. In July 2003, State Auto Financial used the proceeds from the Subordinated Debentures to make a $15.0 million cash capital contribution to State Auto National (see discussion below).

At June 30, 2003, funds consisting of cash and cash equivalents were $39.8 million versus $38.4 million at June 30, 2002.

The Company continues to generate substantial earned premium growth which requires capital resources. Earned premiums through the State Auto Pool increased significantly beginning in July 2001 with the addition of the former Meridian Mutual business. Also increasing earned premiums significantly was the October 1, 2001 pooling change from 53% to 80%. Earned premiums increased 9.2% and 110.0% for the six months ended June 30, 2003 and 2002, respectively, from the same prior year periods. For the year ended December 31, 2002, earned premiums increased 61.5% from 2001. At June 30, 2003, all of the Company's insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. The National Association of Insurance Commissioners ("NAIC") utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools are 12 key financial ratios that have come to be known in the insurance industry as the "IRIS" ratios. IRIS ratios are derived from financial statements prepared on a statutory accounting basis, which are accounting practices prescribed or permitted by the insurance department with regulatory authority over the Company's insurance subsidiaries. A "usual range" of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring its operating performance on a statutory accounting basis, the net written premium to statutory surplus ratio (the "leverage ratio"), a non-GAAP financial measure, is monitored to ensure that each of the Company's insurance subsidiaries continues to operate within the "usual range" of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio. In the case of State Auto National, a nonstandard auto insurer, which writes lines of business that are generally short tail in nature and with generally lower amounts of coverage applicable, there is relatively less loss exposure to the premium than is generally the case with other lines of business that are written for higher limits and for which losses develop over long periods of time, such as workers compensation or other liability. In sum, a higher premium surplus ratio with a non standard auto insurer is not necessarily indicative of dangerous financial conditions as might be the case with another type insurer. The leverage ratios for Milbank, State Auto P&C and State Auto National improved at June 30, 2003 from December 31, 2002 as follows: Milbank -
2.1 vs. 2.4 to 1; State Auto P&C - 2.3 vs. 2.6 to 1; State Auto National 4.0 vs.
4.4 to 1. These improvements are due to a combination of improvement in the underwriting operations for the six months ended June 30, 2003 of each company, as well as effective January 1, 2003, the reserving process for statutory reporting began anticipating salvage and subrogation recoverable. Under generally accepted accounting principles, the reserving process has historically anticipated salvage and subrogation recoverable. Subsequent to June 30, 2003, State Auto Financial made a $15 million cash capital contribution to State Auto National, which would have made its leverage ratio at June 30, 2003, 2.3 to 1. Despite these improvements, management continues to believe these leverage ratios are higher than optimal and is considering possibilities to obtain additional capital to support the Company's growth and anticipates that there will be an associated cost in obtaining additional capital. Management believes the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements.

Other Disclosures
-----------------

Investments

Stateco Financial Services, Inc., the Company's wholly owned subsidiary ("Stateco"), performs investment management services (the investment management services segment) on behalf of the Company and State Auto Mutual and its subsidiaries. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

At June 30, 2003, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans. The following table provides information regarding the quality distribution of the Company's fixed maturity portfolio at June 30, 2003 and December 31, 2003:

                                      June 30       December 31
                                        2003           2002         Quality(1)
                                      -------       -----------     ----------
Corporate and Municipal Bonds           60.4%          72.0%           AA+
U.S. Governments                         2.5%           2.8%           AAA
U.S. Government Agencies                37.1%          25.2%           AAA
                                       -----          -----
Total                                  100.0%         100.0%
                                       =====          =====

--------
(1) As rated by Moody's Investors Service

During the three month and six month periods ended June 30, 2003, the Company increased its equity portfolio investments by investing an additional $17.2 million and $29.9 million, respectively, to enhance growth of statutory surplus over the long term. The Company's current investment strategy does not rely on the use of derivative financial instruments.

At June 30, 2003, all investments in fixed maturity and equity securities were held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership investments and trust preferred securities that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income.

The following table provides the composition of the Company's investment portfolio at June 30, 2003 and December 31, 2002:

         (dollars in thousands)                     June 30, 2003             December 31, 2002
                                                    -------------             -----------------
Fixed maturities, at fair value                $ 1,333,094      93.2%      $ 1,216,698      95.6%
Equity securities, at fair value                    88,656       6.2%           53,710       4.2%
Other invested assets, at fair value                 8,353       0.6%            1,908       0.2%
                                               -----------     ------      -----------     ------
Total investments                              $ 1,430,103     100.0%      $ 1,272,316     100.0%
                                               ===========     ======      ===========     ======

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

The Company reviewed its investments at June 30, 2003, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact the amounts reported herein. At June 30, 2003, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at June 30, 2003.

The following table provides detailed information on the Company's investment portfolio for its gross unrealized gains and losses at June 30, 2003:

  (dollars in thousands)                                   Gross          Gain          Gross          Loss
                                          Cost or        unrealized      number      unrealized       number
  June 30, 2003                          amortized        holding          of          holding         of       Fair value
  Investment Category                       cost            gains       positions       losses       positions
                                         ----------      ----------     ---------     ---------      ---------  ----------
          Fixed Maturities

  U.S. Treasury securities &
  obligations                            $  300,032        $ 16,041         87        $  283          4        $  315,790
  States & political subdivisions           622,819          54,714        325           305         11           677,228
  Corporate securities                      115,719          12,248         53            --         --           127,967
  Mortgage-backed securities of
  U.S. Gov. Agencies                        204,884           7,396        135           171          5           212,109
                                         ----------        --------        ---        ------       ----        ----------
     Total fixed maturities               1,243,454          90,399        600           759         20         1,333,094
          Equity Securities

  Consumer                                   10,269           1,123          7           334          3            11,058
  Technologies                                7,944             459          3           211          3             8,192
  Pharmaceuticals                            11,447           1,756          6           345          3            12,858
  Financial services                         21,759           2,968         13         1,361         12            23,366
  Manufacturing & other                      32,037           3,463         13         2,318         20            33,182
                                         ----------        --------        ---        ------       ----        ----------
     Total equity securities                 83,456           9,769         42         4,569         41            88,656
                                         ----------        --------        ---        ------       ----        ----------
  Other invested assets                       8,303              50          1            --         --             8,353
                                         ----------        --------        ---        ------       ----        ----------
  Total                                  $1,335,213        $100,218        643        $5,328         61        $1,430,103
                                         ==========        ========        ===        ======       ====        ==========

The amortized cost and fair value of fixed maturities at June 30, 2003, by contractual maturity, are summarized as follows:


(dollars in thousands)                                  Amortized            Fair
June 30, 2003                                              Cost              Value
                                                        ----------        ----------
Due in 1 year or less                                   $      200        $      201
Due after 1 year through 5 years                            32,723            35,506
Due after 5 years through 10 years                         299,422           321,089
Due after 10 years                                         706,225           764,189
                                                        ----------        ----------
   Subtotal                                              1,038,570         1,120,985
Mortgage-backed securities                                 204,884           212,109
                                                        ----------        ----------
   Total                                                $1,243,454        $1,333,094
                                                        ==========        ==========

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Included in realized losses of equity securities below, was $254,000 recognized related to other than temporary impairment on three equity positions for the three month and six month periods ended June 30, 2003. The individual circumstances generating the other than temporary impairments recognized during 2003 did not impact other investments. There were no individual material equity securities for which the Company recognized other than temporary impairment. There were no other than temporary impairments of equity securities for the same periods in 2002. There were no other than temporary impairments of fixed maturity securities for the three month and six month periods ended June 30, 2003 and 2002.

The securities sold during the three and six months ended June 30, 2003, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three and six months ended June 30, 2003 are summarized as follows:


(dollars in thousands)                               Three months ended                   Six months ended
                                               ------------------------------       ------------------------------
                                                           June 30                             June 30
                                                           -------                             -------
                                                 Realized       Fair Value at         Realized       Fair Value at
                                               Gains/Losses          Sale           Gains/Losses          Sale
                                               ------------     -------------       ------------     -------------
Realized gains:
   Fixed maturities                              $  4,427          $ 96,484            $  9,139          $176,335
   Equity securities                                 --                --                    16               196
                                                 --------          --------            --------          --------
Total realized gains                                4,427            96,484               9,155           176,531

Realized losses:
   Fixed maturities                                  --                --                    29             2,133
   Equity securities                                  254              --                 1,108             1,028
                                                 --------          --------            --------          --------
Total realized losses                                 254              --                 1,137             3,161
                                                 --------          --------            --------          --------

Net realized gains on investments                $  4,173          $ 96,484            $  8,018          $179,692
                                                 ========          ========            ========          ========

Loss and Loss Expenses Payable

The following table presents the loss and loss expenses payable by major line of business at June 30, 2003 and December 31, 2002, respectively:


                                                            June 30      December 31
                                                             2003            2002          % Change
                                                           --------       ----------       --------
                                                             (dollars in thousands)
Automobile - personal (standard)                           $176,880        $181,778          -9.5%
Automobile - personal (nonstandard)                          37,986          35,270           7.7%
Automobile - commercial                                      82,412          72,800          13.2%
Homeowners                                                   50,439          45,850          10.0%
Commercial multi-peril                                       86,675          77,018          12.5%
Workers' compensation                                        75,484          77,801          -3.0%
Fire and allied lines                                        21,218          14,416          47.2%
Other/products liability                                     86,275          80,539           7.1%
Miscellaneous personal/commercial lines                       4,176           6,661         -37.3%
                                                           --------        --------         ------
Total losses and loss expenses payable, net of
reinsurance recoverable on losses and loss expenses
payable of $18,220 and $8,825, respectively                $621,545        $592,133           5.0%
                                                           ========        ========         =====

Total net losses and loss expenses payable increased 5% from December 31, 2002 to June 30, 2003. This increase was consistent with that of a growing company and resulting increased claims activity, as well as the outstanding catastrophe claim activity relating to CAT 88 (see discussion above). Overall, management does not believe there was a significant change in the total book of business at June 30, 2003 compared to December 31, 2002.

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

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. To provide a measure of sensitivity of pre-tax income to changes in reserve estimates, for every 1% change in the ultimate development of the June 30, 2003 total losses and loss expenses payable, the effect on pre-tax income would be $6.2 million.

New Accounting Standards
------------------------

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS Statement No. 123 Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement requires more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of this Statement and will adopt a transition method at the time when and if a consistent fair value measurement and recognition provision is determined by the FASB and is required to be adopted.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity, effective for reporting periods after July 1, 2003. This

Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company has not yet determined the effect, if any the adoption of this Statement will have on the earnings and financial position of the Company.

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

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Statements contained in this Form 10Q or any other reports or documents prepared by the Company or made by management may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as "plans," "believes," "expects," "anticipates," "intends," "estimates," or similar expressions. The following factors, among others, have affected and in the future could affect the Company's actual financial performance.

         - In addition to the acquisition of the Meridian Insurers and State Auto Mutual's merger with Meridian Mutual, during the past several years, State Auto Mutual and the Company have acquired other insurance companies, such as Milbank, Farmers Casualty, and SA Wisconsin, and it is anticipated that State Auto Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

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

         - The property and casualty insurance industry is highly competitive, particularly with respect to price. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company's products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1 of the Company's Form 10-K.

         - The Company is subject to numerous other factors which effects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to the control of the Company by State Auto Mutual.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

         (b) There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 30, 2003, State Auto Financial Corporation ("State Auto Financial") and State Automobile Mutual Insurance Company ("State Auto Mutual") filed suit against Gregory M. Shepard, a 5% shareholder of State Auto Financial, in the United States District Court, Southern District of Ohio, Eastern Division, seeking injunctive relief to (i) enjoin Mr. Shepard from making material misrepresentations and omissions in his Schedule 13D filings with the Securities and Exchange Commission ("SEC") and from violating federal securities laws, (ii) require Mr. Shepard to file an amended Schedule 13D with the SEC correcting his material misrepresentations and omissions and (iii) enjoin Mr. Shepard from purchasing any additional State Auto Financial shares, making any further proposals to take over State Auto Mutual, State Auto Financial or any of their affiliates and making an actual or proposed tender offer for any State Auto Financial shares, until 30 days after Mr. Shepard files a curative Schedule 13D with the SEC that is approved by the federal court. This litigation related to a series of press releases and Schedule 13D filings made by Mr. Shepard regarding proposals or purported offers to purchase certain amounts of State Auto Financial's common shares and to take control of State Auto Financial and State Auto Mutual. Based upon the recommendation of a special committee of outside directors, which was unanimously endorsed by the full board of directors, State Auto Mutual has informed Mr. Shepard that it does not intend to enter into discussions with him.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of State Auto Financial Corporation was held on May 23, 2003. The total shares represented at the meeting were 35,452,179 common shares. This constituted 90.5% of the Company's 39,162,572 common shares outstanding. At the meeting, the shareholders voted on the following proposals:

1. The election of Urlin G. Harris, Jr and Richard K. Smith as Class III Directors, each to hold office until the 2006 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

                                                 NUMBER OF VOTES
                                                 ---------------

                                          FOR                   WITHHELD
                                          ---                   --------

Urlin G. Harris, Jr.                   35,391,634                60,545
Richard K. Smith                       35,360,224                91,955

         On the basis of this vote, Urlin G. Harris and Richard K. Smith were elected as Class III Directors to serve until the 2006 annual meeting and until his successor is elected and qualified.

2.       A proposal to amend the Company's 2000 Directors Stock Option Plan.
The Company's common shares were voted as follows with respect to such proposal:

           For the Amendment        Opposed to the Amendment        Abstain
           -----------------        ------------------------        -------
              34,880,121                     465,589                106,469

         On the basis of this vote, the amendment to the Company's 2000 Directors Stock Option Plan was adopted by the shareholders.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

             Exhibit
               No.                         Description of Exhibits
             -------                       -----------------------

              31.1         CEO certification required by Section 302 of Sarbanes
                           Oxley Act of 2002

              31.2         CFO certification required by Section 302 of Sarbanes
                           Oxley Act of 2002

              32.1         CEO certification required by Section 906 of Sarbanes
                           Oxley Act of 2002

              32.2         CFO certification required by Section 906 of Sarbanes
                           Oxley Act of 2002

              10(WW) Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert
                           H. Moone

              10(XX)       Amended and Restated Declaration of Trust of STFC
                           Capital Trust I, dated as of May 22, 2003

              10(YY)       Indenture dated as of May 22, 2003, for Floating Rate
                           Junior Subordinated Debt Securities Due 2033

         b.       Reports on Form 8-K

                  On May 1, 2003, the Company filed a Form 8-K under Items 7 and 9 furnishing a copy of its 2003 first quarter earnings press release.

                  On each of May 30, 2003, June 4, 2003, June 6, 2003, June 13,
                  2003, and June 30, 2003, the Company filed a Form 8-K under
                  Item 5.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           STATE AUTO FINANCIAL CORPORATION

Date:  August 12, 2003                     /s/ Steven J. Johnston
                                           -------------------------------------
                                           Steven J. Johnston
                                           Treasurer and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

Exhibit
  No.                                    Description of Exhibits
-------                                  -----------------------

31.1          CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.2          CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.1          CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.2          CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

10(WW)        Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert H. Moone

10(XX)        Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22,
              2003

10(YY)        Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt
              Securities Due 2033
