Form 10-Q
period 2003-09-30
STATE AUTO FINANCIAL CORP
filed 2003-10-29
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

                                       or

( ) Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition period from ---------------- to--------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    (X) Yes      ( ) No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common shares, without par value                          39,344,009
--------------------------------                    -------------------------
           (Class)                                  (Outstanding on 10/20/03)

                                      INDEX

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed consolidated balance sheets - September 30, 2003 and December 31, 2002

             Condensed consolidated statements of income - Three months ended September 30, 2003 and 2002

             Condensed consolidated statements of income - Nine months ended September 30, 2003 and 2002

             Condensed consolidated statements of cash flows - Nine months ended September 30, 2003 and 2002

             Notes to condensed consolidated financial statements - September 30, 2003

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

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                September 30    December 31
                                                                                    2003            2002
                                                                                -------------   ------------
                                                                                (unaudited)     (see note 1)
ASSETS
Fixed maturities, available for sale, at fair value
  (amortized cost $1,294,797 and $1,149,334, respectively)                      $   1,361,539   $  1,216,698
Equity securities, available for sale, at fair value
  (cost $93,537 and $55,837, respectively)                                            100,476         53,710
Other invested assets, at fair value
  (cost $8,842 and $1,857, respectively)                                                8,892          1,908
                                                                                -------------   ------------
          Total investments                                                         1,470,907      1,272,316

Cash and cash equivalents                                                              28,170         96,048
Deferred policy acquisition costs                                                      85,816         77,886
Accrued investment income and other assets                                             53,311         50,788
Due from affiliate                                                                     23,442         14,210
Net prepaid pension expense                                                            46,814         46,690
Reinsurance recoverable on losses and loss expenses payable
  (ceded to affiliates $5,463 and $4,286, respectively)                                13,676          8,825
Prepaid reinsurance premiums
  (ceded to affiliates $4,251 and $3,997, respectively)                                 8,736          7,695
Deferred federal income taxes                                                           1,954          5,796
Property and equipment, at cost, net of accumulated
  depreciation of $4,337 and $3,915, respectively                                      12,699         12,741
                                                                                -------------   ------------
          Total assets                                                          $   1,745,525   $  1,592,995
                                                                                =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and loss expenses payable
  (net assumed from affiliates $307,458 and $303,960, respectively)             $     645,457   $    600,958
Unearned premiums
  (net assumed from affiliates $128,240 and $133,130, respectively)                   411,534        377,990
Notes payable (affiliates $75,964 and $60,500, respectively)                           90,964         75,500
Postretirement benefit liabilities                                                     72,182         66,763
Current federal income taxes                                                               94            745
Other liabilities                                                                       9,348          7,270
                                                                                -------------   ------------
          Total liabilities                                                         1,229,579      1,129,226
                                                                                -------------   ------------

Commitments and contingencies                                                               -              -
STOCKHOLDERS' EQUITY
  Class A Preferred stock (non voting), without par value.
     Authorized 2,500,000 shares; none issued                                               -              -
  Class B Preferred stock, without par value.
     Authorized 2,500,000 shares; none issued                                               -              -
  Common stock, without par value. Authorized 100,000,000 shares;
      43,930,183 and 43,525,774 shares issued, respectively, at
     stated value of $2.50 per share                                                  109,825        108,815
  Less 4,593,674 and 4,524,475 treasury shares, respectively, at cost                 (55,475)       (54,249)
  Additional paid-in capital                                                           53,770         50,354
  Accumulated other comprehensive income                                               47,973         42,512
  Retained earnings                                                                   359,853        316,337
                                                                                -------------   ------------
          Total stockholders' equity                                                  515,946        463,769

                                                                                -------------   ------------
          Total liabilities and stockholders' equity                            $   1,745,525   $  1,592,995
                                                                                =============   ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the Three Months Ended September 30, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                     2003           2002
                                                                 ------------   ------------
Earned premiums
  (ceded to affiliates $151,021 and $130,016, respectively)      $    246,056   $    230,059
Net investment income                                                  16,047         14,766
Net realized gains on investments                                       1,550            700
Other income (includes $935 and $926,
  respectively, from affiliates)                                        1,457          1,437

                                                                 ------------   ------------
          Total revenues                                              265,110        246,962
                                                                 ------------   ------------

Losses and loss expenses
  (ceded to affiliates $103,282 and $91,566, respectively)            171,004        170,009
Acquisition and operating expenses                                     69,222         68,816
Interest expense (includes $676 and $541,
   respectively, to affiliates)                                           753            541
Other expense, net                                                      3,327          2,468
                                                                 ------------   ------------
          Total expenses                                              244,306        241,834
                                                                 ------------   ------------

          Income before federal income taxes                           20,804          5,128

Federal income tax expense (benefit)                                    5,224           (757)

                                                                 ------------   ------------
          Net income                                             $     15,580   $      5,885
                                                                 ============   ============

Earnings per share:
     - basic                                                     $       0.40   $       0.15
                                                                 ============   ============
     - diluted                                                   $       0.38   $       0.15
                                                                 ============   ============

Dividends paid per common share                                  $      0.040   $      0.035
                                                                 ============   ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the Nine Months Ended September 30, 2003 and 2002
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                     2003           2002
                                                                 ------------   ------------
Earned premiums
  (ceded to affiliates $441,242 and $370,380, respectively)      $    720,124   $    664,238
Net investment income                                                  47,587         44,214
Net realized gains on investments                                       9,568            854
Other income (includes $2,759 and $2,359,
  respectively, from affiliates)                                        4,342          3,838

                                                                 ------------   ------------
          Total revenues                                              781,621        713,144
                                                                 ------------   ------------

Losses and loss expenses
  (ceded to affiliates $301,302 and $278,706, respectively)           503,342        493,749
Acquisition and operating expenses                                    209,074        195,209
Interest expense (includes $2,078 and $1,621,
  respectively, to affiliates)                                          2,320          1,621
Other expense, net                                                      8,608          6,887

                                                                 ------------   ------------
          Total expenses                                              723,344        697,466
                                                                 ------------   ------------

          Income before federal income taxes                           58,277         15,678

Federal income tax expense (benefit)                                   13,332         (1,986)

                                                                 ------------   ------------
          Net income                                             $     44,945   $     17,664
                                                                 ============   ============

Net earnings per share:
     - basic                                                     $       1.15   $       0.45
                                                                 ============   ============
     - diluted                                                   $       1.12   $       0.44
                                                                 ============   ============

Dividends paid per common share                                  $      0.110   $      0.100
                                                                 ============   ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                                           2003           2002
                                                                       -----------    ------------
Cash flows from operating activities:
   Net income                                                          $    44,945    $     17,664

   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization, net                                     6,224           4,075
      Net realized gains on investments                                     (9,568)           (854)
     Changes in operating assets and liabilities:
        Deferred policy acquisition costs                                   (7,930)        (10,904)
        Accrued investment income and other assets                          (2,210)         (9,554)
        Net prepaid pension expense                                           (124)         (2,812)
        Postretirement health care benefits                                  5,419           8,032
        Other liabilities and due to/from affiliate, net                    (7,154)        (23,542)
        Reinsurance receivable and prepaid reinsurance premiums             (5,892)            313
        Losses and loss expenses payable                                    44,499          65,916
        Unearned premiums                                                   33,544          51,018
        Federal income taxes                                                 1,383          (8,031)
                                                                       -----------    ------------
          Net cash provided by operating activities                        103,136          91,321
                                                                       -----------    ------------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale                      (436,062)       (356,525)
   Purchase of equity securities                                           (43,799)        (22,130)
   Purchase of other invested assets                                        (6,984)         (1,549)
   Maturities, calls and principal reductions of fixed maturities -
     held to maturity                                                            -           7,017
   Maturities, calls and principal reductions of fixed maturities -
     available for sale                                                     65,818          27,715
   Sale of fixed maturities - available for sale                           230,154         258,241
   Sale of equity securities                                                 4,913           9,778
   Net additions of property and equipment                                    (383)              -

                                                                       -----------    ------------
          Net cash used in investing activities                           (186,343)        (77,453)
                                                                       -----------    ------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                           15,464               -
   Debt issuance costs                                                        (535)              -
   Net proceeds from the sale of common stock                                2,558           1,922
   Payment of dividends                                                     (1,429)         (1,270)
   Payments to acquire treasury shares                                        (729)         (4,699)

                                                                       -----------    ------------
          Net cash provided by (used in) financing activities               15,329          (4,047)
                                                                       -----------    ------------

          Net increase (decrease) in cash and cash equivalents             (67,878)          9,821

Cash and cash equivalents at beginning of period                            96,048          30,016

                                                                       -----------    ------------
Cash and cash equivalents at end of period                             $    28,170    $     39,837
                                                                       ===========    ============

Supplemental disclosures:
   Federal Income taxes paid                                           $    11,950    $      6,000
                                                                       ===========    ============
   Interest paid (affiliates $1,814 and $1,621, respectively)          $     2,051    $      1,621
                                                                       ===========    ============

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2002. Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the foregoing Form 10-K.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity, effective for reporting periods after July 1, 2003. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company adopted this statement effective July 1, 2003 with no significant impact to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. As a result of the Company adopting FIN 46, effective July 1, 2003, the financial operations of STFC Capital Trust I, the Company's Delaware business trust subsidiary (described in Note 7 below), are no longer consolidated within the accompanying financial statements of the Company. The net impact of the adoption of FIN 46, effective July 1, 2003, was a reclassification adjustment to eliminate the Capital Trust's capital securities of $15.0 million from notes payable and include State Auto Financial's investment of $464,000 in the common securities of Capital Trust in other invested assets and $15.5 million principal amount of Floating Rate Junior Subordinated Debt Securities issued to the Capital Trust in notes payable.

Certain items in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

2. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

                                                 Three months ended           Nine Months ended
                                                    September 30                 September 30
                                               -----------------------     -----------------------
                                                  2003         2002           2003         2002
                                               ----------    ---------     ---------    ----------
                                                                 (in thousands)
                                                                 --------------
Net income                                     $   15,580    $   5,885     $  44,945    $   17,664
Unrealized holding gain (loss), net of tax        (13,759)      25,225         5,461        37,344
                                               ----------    ---------     ---------    ----------
Comprehensive income                           $    1,821    $  31,110     $  50,406    $   55,008
                                               ==========    =========     =========    ==========

The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 2003 and 2002 include unrealized holding gains (losses), net of tax.

3. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                               Three months ended           Nine months ended
                                                  September 30                September 30
                                            ------------------------     ----------------------
                                               2003           2002          2003         2002
                                            ----------    ----------     ---------    ---------
                                            (dollars in thousands, except per share amounts)
                                            ------------------------------------------------
Numerator:

    Net income for basic and diluted
        Earnings per share                  $   15,580    $    5,885     $  44,945    $  17,664
                                            ==========    ==========     =========    ========
Denominator:

    Weighted average shares outstanding
        Basic earnings per share                39,302        38,993        39,193       38,989

    Effect of dilutive stock options             1,031           729           844          787
                                            ----------    ----------     ---------    ---------

    Adjusted weighted average shares
        For diluted earnings per share          40,333        39,722        40,037       39,776
                                            ==========    ==========     =========    =========

Basic earnings per share                    $     0.40    $     0.15     $    1.15    $    0.45
                                            ==========    ==========     =========    =========
Diluted earnings per share                  $     0.38    $     0.15     $    1.12    $    0.44
                                            ==========    ==========     =========    =========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

3. EARNINGS PER COMMON SHARE (CONTINUED)

The following numbers of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                         Three months ended      Nine months ended
                                            September 30           September 30
                                         ------------------      -----------------
                                         2003         2002       2003        2002
                                         ----         ----       ----        ----
                                                      (in thousands)
Number of options                         -            911         -          911
                                         ===           ===        ===         ===

4. STOCK BASED COMPENSATION

At September 30, 2003, the company has stock-based employee and non-employee compensation plans, which are described more fully below. The company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee and director compensation cost is reflected in net income, as substantially all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and non-employee director compensation.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

 4. STOCK BASED COMPENSATION (CONTINUED)

                                                            Three months ended      Nine months ended
                                                               September 30           September 30
                                                         --------------------     ---------------------
                                                           2003        2002         2003        2002
                                                         --------    --------     --------    ---------
                                                             (in thousands, except per share amounts)
Net income, as reported                                  $ 15,580    $  5,885     $ 44,945    $  17,664
Deduct: Total stock-based employee and non-employee
director compensation expense determined under fair
value based method for all awards, net of related
tax effects                                                  (473)       (357)      (1,293)      (1,071)
                                                         --------    --------     --------    ---------

Pro forma net income                                     $ 15,107    $  5,528     $ 43,652    $  16,593
                                                         ========    ========     ========    =========
Earnings per share:
         Basic--as reported                              $   0.40    $   0.15     $   1.15    $    0.45
                                                         ========    ========     ========    =========
         Basic--pro forma                                $   0.38    $   0.14     $   1.11    $    0.43
                                                         ========    ========     ========    =========

         Diluted--as reported                            $   0.38    $   0.15     $   1.12    $    0.44
                                                         ========    ========     ========    =========
         Diluted--pro forma                              $   0.37    $   0.14     $   1.07    $    0.42
                                                         ========    ========     ========    =========

There were 442,371 and 375,910 options granted to employees and directors during the nine month periods ended September 30, 2003 and 2002, respectively. There were no options granted to employees and directors during the three month periods ended September 30, 2003 and 2002. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

                                   Three and nine
                                    months ended
                                    September 30
                                 --------------------
                                  2003         2002
                                 -------      -------
Fair value                       $ 7.57       $ 6.94
Dividend yield                      .80%         .92%
Risk free interest rate            2.89%        4.58%
Expected volatility factor         37.6%        34.8%
Expected life in years              7.8          7.8

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

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

The company accounts for the remaining non-employee plans described below using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost of $106,000 and $7,000 for the three month periods ended September 30, 2003 and 2002, respectively, and $239,000 and $101,000 for the nine month periods ended September 30, 2003 and 2002, respectively, is reflected in net income.

The fair value of non-employee options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

                                Three and nine
                                 months ended
                                 September 30
                               ----------------
                                2003      2002
                               ------    ------
Fair value                     $14.79    $ 6.13
Dividend yield                    .80%      .90%
Risk free interest rate          3.75%     3.60%
Expected volatility factor       36.4%     34.0%
Expected life in years            9.1       9.0

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

4. STOCK BASED COMPENSATION (CONTINUED)

A summary of the Company's stock option activity and related information for all option plans for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

                               Three months ended                       Nine months ended
                                  September 30                            September 30
                      --------------------------------------   ---------------------------------------
                            2003                2002                 2003                 2002
                      -----------------   ------------------   ------------------   ------------------
                               Weighted             Weighted             Weighted             Weighted
                               Average              Average              Average              Average
                               Exercise             Exercise             Exercise             Exercise
                      Options   Price     Options    Price     Options    Price     Options    Price
                      -------  --------   -------   --------   -------   --------   -------   --------
                                     (numbers in thousands, except per share figures)
Outstanding,
beginning of period    2,906   $  12.50    2,955    $  10.64    2,791    $  10.98    2,797    $   9.58
    Granted                -          -        -           -      410       18.71      351       15.98
    Exercised            (66)     10.83      (90)       4.87     (340)       6.63     (283)       5.22
    Cancelled             (9)     16.24        -           -      (30)      16.24        -           -
                       -----               -----                -----                -----
Outstanding,
end of period          2,831   $  12.53    2,865    $  10.82    2,831    $  12.53    2,865    $  10.82
                       =====               -----                -----                =====

A summary of information pertaining to all options outstanding and exercisable at September 30, 2003 is as follows:

                                   Options Outstanding          Options Exercisable
                            --------------------------------    -------------------
                                       Weighted
                                        Average     Weighted               Weighted
                                       Remaining    Average                Average
                                      Contractual   Exercise               Exercise
Range of Exercise Prices    Number       Life        Price      Number      Price
------------------------    ------    -----------   --------    ------     --------
                                   (numbers in thousands, except per share figures)
Less than $5.00                57          .2        $ 4.14        57      $   4.14
$5.01 - $10.00                727         2.3          6.65       727          6.65
Greater than $10.01         2,047         7.2         14.86     1,377         13.59
                            -----                               -----
                            2,831         5.8        $12.53     2.161      $  11.00
                            =====                               =====

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

5. REINSURANCE

The following table provides a summary of the Company's reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

                                                     Three months ended          Nine months ended
                                                        September 30                September 30
                                                   ----------------------    ------------------------
                                                      2003        2002          2003         2002
                                                   ----------   ---------    ----------   -----------
                                                                     (in thousands)
Premiums earned:
  Assumed from other insurers and reinsurers       $    1,174   $   1,232    $    3,642   $     2,864
  Assumed under State Auto Pool and
    other affiliate arrangements                      225,813     212,508       664,396       618,694
  Ceded to other insurers and reinsurers                3,471       2,952         9,436         8,185
  Ceded under State Auto Pool,
    Stop Loss and other affiliate arrangements        151,021     130,016       441,242       370,380

Losses and loss expenses incurred:
  Assumed from other insurers and reinsurers              867         747         2,401         1,544
  Assumed under State Auto Pool and
    other affiliate arrangements                      155,395     156,988       461,714       465,165
  Ceded to other insurers and reinsurers                  983         275         5,524         1,619
  Ceded under State Auto Pool,
     Stop Loss and other affiliate arrangements    $  103,282   $  91,566    $  301,302   $   278,706

6. SEGMENT INFORMATION

As the former Meridian Mutual Insurance Company ("Meridian") standard and nonstandard business continues to be written and processed through the Meridian underwriting and claims system platform, management has monitored this business as separate segments from the State Auto standard and nonstandard processed business. Monitoring of these segments separately has been necessary in order to facilitate the integration of the business as it migrates through new policies and renewals to the State Auto systems platform in which State Auto policies, pricing, underwriting, and claims philosophies are fully reflected. Over time, it is anticipated that the Meridian operating segments will decrease and eventually disappear as they become fully integrated onto the State Auto systems platform. Due to the integration efforts that occurred within the Meridian nonstandard segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard business is included in the State Auto nonstandard segment. The segment disclosures for the three month and nine month periods ended September 30, 2002 have been restated to reflect this change. Interim financial data by segment is as follows:

                                          Three months ended        Nine months ended
                                             September 30              September 30
                                          ------------------        -----------------
                                           2003        2002         2003        2002
                                           ----        ----         ----        ----
                                                         (in thousands)
Revenues from external customers:
   State Auto standard insurance         $ 218,755   $ 184,851    $ 618,512   $ 529,247
   State Auto nonstandard insurance         21,476      20,005       65,065      55,550
   Meridian standard insurance              21,760      39,915       83,950     123,402
   Investment management services              653         581        1,872       1,896
   All other                                   925         902        2,605       2,178
                                         ---------   ---------    ---------   ---------
Total revenues from external customers   $ 263,569   $ 246,254    $ 772,004   $ 712,273
                                         =========   =========    =========   =========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

6. SEGMENT INFORMATION (CONTINUED)

                                               Three months ended           Nine months ended
                                                  September 30                September 30
                                             ----------------------    --------------------------
                                               2003         2002          2003          2002
                                             ---------    ---------    ----------    -----------
                                                             (in thousands)
Intersegment revenues:
   State Auto standard insurance             $      35    $      37    $      110    $        83
   Investment management services                1,486        1,278         4,330          3,675
   All other                                       493          528         1,415          1,664
                                             ---------    ---------    ----------    -----------
Total intersegment revenues                  $   2,014    $   1,843    $    5,855    $     5,422
                                             =========    =========    ==========    ===========
Segment profit (loss):
   State Auto standard insurance             $  17,716    $   9,244    $   39,584    $    23,409
   State Auto nonstandard insurance              1,356         (600)        4,308          1,575
   Meridian standard insurance                  (1,048)      (5,866)          639        (14,429)
   Investment management services                1,927        1,712         5,448          4,967
   All other                                       702          576         1,810          1,292
                                             ---------    ---------    ----------    -----------
Total segment profit (loss)                  $  20,661    $   5,066    $   51,789    $    16,814

Reconciling items:
   Corporate expenses                        $  (1,407)   $    (638)   $   (3,079)   $    (1,990)
   Net realized gains                            1,550          700         9,568            854
                                             ---------    ---------    ----------    -----------
Total consolidated income (loss) before
   federal income taxes                      $  20,804    $   5,128    $   58,277    $    15,678
                                             =========    =========    ==========    ===========

Segment assets:
   Standard insurance                                                  $1,576,423    $ 1,415,812
   Nonstandard insurance                                                  129,197         96,756
   Investment management services                                           5,857          7,168
   All other                                                               15,722         16,636
                                                                       ----------    -----------
Total segment assets                                                   $1,727,199    $ 1,536,372
                                                                       ==========    ===========

7. SUBORDINATED DEBENTURES

On May 22, 2003, STFC Capital Trust I, State Auto Finanical's Delaware business trust subsidiary (the "Capital Trust"), issued $15,000,000 liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of these capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.48% for the period May 22, 2003 through August 23, 2003, adjusted to 5.34% for the period August 24, 2003 through November 23, 2003). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

7. SUBORDINATED DEBENTURES (CONTINUED)

The Trust Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The Trust Securities may be redeemed in whole, but not in part, at any time within 90 days following the occurrence of a "Tax Event" or "Investment Company Event" (as defined in the declaration of trust)
(a) if such Tax Event or Investment Company Event occurs on or after May 23, 2008, at a redemption price equal to 100% of the principal amount thereof plus unpaid interest, and (b) if such Tax Event or Investment Company Event occurs prior to May 23, 2008, at a redemption price equal to the greater of 100% of the principal amount thereof plus accrued interest and a "make-whole" amount. The Subordinated Debentures are subject to these same redemption terms. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities.

State Auto Financial has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to 20 consecutive quarterly payment periods. Consequently, distributions on the Trust Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. During such deferments, State Auto Financial may not declare or pay any dividends on, or purchase any of its capital stock, make any principal or interest payments on debt securities that rank in all respects equally with or subordinated to the Subordinated Debentures, or make any payments under guarantees that rank in all respects equally with or subordinated to State Auto Financial's guaranty of the Trust Securities.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are no longer consolidated within the accompanying financial statements of the Company. State Auto Financial's investment of $464,000 in the common securities of the Capital Trust is included in other invested assets and the $15.5 million of Subordinated Debentures is included in the accompanying financial statements dated September 30, 2003.

8. SUBSEQUENT EVENT

In the fourth quarter 2003, State Auto Financial anticipates issuing up to $100.0 million principal amount of long-term debt. Net proceeds are expected to be used to repay certain indebtedness and for general corporate purposes, including providing additional capital to certain of the Company's insurance subsidiaries.

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

Results of Operations

State Auto Financial Corporation ("State Auto Financial" and, together with its subsidiaries, the "Company") operates in three insurance segments: (i) State Auto Financial's wholly owned insurance subsidiaries State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers Casualty"), and State Auto Insurance Company of Ohio ("SA Ohio") engage in the State Auto standard segment of the Company's operations; (ii) State Auto National Insurance Company ("State Auto National"), a wholly owned subsidiary of the Company, and Mid-Plains Insurance Company ("Mid-Plains"), a wholly owned subsidiary of Farmers Casualty, engage in the State Auto nonstandard segment of the Company's operations; and (iii) the Meridian standard segment consists of the standard insurance business of the former Meridian Mutual Insurance Company ("Meridian Mutual"), which was acquired and merged into State Automobile Mutual Insurance Company ("State Auto Mutual") in June 2001. In addition to these segments, the Company previously operated in a Meridian nonstandard segment. However, due to the integration efforts that occurred within this segment during 2001 and 2002, beginning with the first quarter of 2003, the Meridian nonstandard segment was included in the State Auto nonstandard insurance segment. All prior period financial information has been reclassified to reflect this segment combination.

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

The Pooled Companies, State Auto National, Mid-Plains, State Auto Mutual's insurance subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company, and State Auto Mutual's affiliate, Meridian Citizens Mutual Insurance Company, are collectively referred to herein as the "State Auto Insurance Companies."

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

Net income for the Company increased $9.7 million to $15.6 million and $27.3 million to $44.9 million for the three month and nine month periods ended September 30, 2003, respectively, from the same periods in 2002. Contributing to these increases was an improvement in the Company's loss experience from

2002 along with increased growth in earned premium. The Company's GAAP loss and LAE ratio (defined below) reflected a 4.4 point improvement for the three and nine month periods ended September 30, 2003, respectively, from the same periods in 2002, despite the nine month results being impacted by the largest catastrophe loss event in Company history occurring in May 2003. While all insurance segments, absent catastrophe losses, reflected an improvement in underwriting results from the same 2002 periods, the most significant improvement was within the State Auto standard segment.

Consolidated earned premiums increased to $246.1 million and $720.1 million for the three and nine month periods ended September 30, 2003, respectively. These totals represent a $16.0 million, or 7.0%, and $55.9 million, or 8.4%, increase from the same periods in 2002, respectively. These increases were primarily the result of premium rate and policy count increases across most lines of business. The State Auto standard segment contributed a 14.3% and 13.6% increase to consolidated earned premiums for the three month and nine month periods ended September 30, 2003, respectively, from the same periods in 2002, while the State Auto non-standard segment contributed a 0.6% and 1.4% increase, respectively, from the same periods in 2002. Contributing also to the State Auto standard segment's increases was the migration of the Meridian standard segment's policies to the State Auto systems platform. The increases in the State Auto standard and non-standard segments were offset by two factors: declines in the Meridian standard segment and an increase in premiums ceded to State Auto Mutual under the Stop Loss. The Meridian standard segment declined 7.8 points and 5.8 points for the three and nine month periods ending September 30, 2003, respectively. Contributing to this segment's decreases are the following: policies migrating on renewal to the State Auto systems platform, as well as a loss of policy count due to significant rate increases taken that management believed were necessary to improve the underwriting performance of this segment's book of business. During the three month period ended September 30, 2003, the Pooled Companies ceded $167,000 in earned premiums to State Auto Mutual under the Stop Loss, reducing earned premiums by 0.1 points from the same 2002 time period. See the Stop Loss discussion below regarding loss and loss adjustments expense cessions for the three month period ended September 30, 2002. For the nine month periods ended September 30, 2003 and 2002, the Pooled Companies ceded a total of $5.7 million and $425,000, respectively, in earned premiums to State Auto Mutual. The effect of this increase in premiums ceded reduced consolidated earned premium by 0.8 points for the nine months ended September 30, 2003. See the Stop Loss discussion below regarding loss and loss adjustment expense cession.

Net investment income increased $1.2 million (8.1%) to $16.0 million and increased $3.4 million (7.7%) to $47.6 million for the three month and nine month periods ended September 30, 2003, respectively, from the same periods in 2002. These increases were primarily the result of an increase in invested assets generated by cash flow provided from operations, partly offset by a decline in the investment yield. Total cost of invested assets at September 30, 2003 and 2002 was $1,424.2 million and $1,232.7 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on invested assets at cost decreased from 4.9% to 4.6% and from 5.0% to 4.7% for the three month and nine month periods ended September 30, 2003, respectively from the same 2002 periods. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 69.5% and 73.9%, for the three month periods ended September 30, 2003 and 2002, respectively, and 69.9% and 74.3% for the nine month periods ended September 30, 2003 and 2002, respectively. See the Stop Loss discussion above regarding earned premiums cessions for the three month period ended September 30, 2003, and nine month periods ended September 30, 2003 and 2002. During the three month period ended September 30, 2002, the Pooled Companies produced a Pool loss and LAE ratio that exceeded the 70.75% threshold, specified in the Stop Loss reinsurance contract, resulting in a cession to State Auto Mutual of $2.4 million in loss and loss adjustment expenses. For the nine month periods ended September 30, 2003 and 2002, the Pooled Companies ceded a total of $5.6 million and $8.8 million, respectively, in losses and loss adjustment expenses to State Auto Mutual. The net effect of these Stop Loss cessions, both earned premiums and loss and loss adjustment expenses, increased the GAAP loss and LAE ratio by less than 0.1 point for the three months ended September 30, 2003 and decreased 1.0 point for the same 2002 time period. The net effect of these Stop Loss cessions decreased the GAAP loss and LAE ratio by 0.9 and 1.3 points, for the nine month periods ended September 30, 2003 and 2002, respectively.

During the third quarters of 2003 and 2002, catastrophe losses totaled $16.9 million (6.9 GAAP loss and LAE points) and $8.1 million (3.5 GAAP loss and LAE points), respectively. Catastrophe losses discussed herein, are as designated by ISO's Property Claim Services ("PCS") unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. High winds, tornadoes, hail and lighting resulting from Hurricane Isabel (CAT 95) that occurred in mid-September 2003 resulted in claims totaling approximately $6.0 million or 2.4 GAAP loss and LAE points for the three months ended September 30, 2003.

For the nine months ended September 30, 2003 and 2002, catastrophe claims contributed 8.9 and 6.5 points, respectively, to the consolidated GAAP loss and LAE ratio. High winds, tornadoes, hail, lightning and resulting fires caused damage in 17 of the Company's 26 operating states between May 2 and May 11, 2003 ("CAT 88"). Claims resulting from CAT 88 totaled $39.2 million or 5.4 GAAP loss and LAE points for the nine months ended September 30, 2003, and now ranks as the mostly costly catastrophe loss event in State Auto history. Hurricane Isabel contributed 0.8 GAAP loss and LAE points for the nine months ended September 30, 2003. The second most costly catastrophe loss event occurred in the second quarter of 2002, from a widespread series of storms that included a tornado in the community of LaPlata, Maryland ("CAT 61"). Claims resulting from CAT 61 totaled $27.9 million or 4.2 GAAP loss and LAE points for the nine months ended September 30, 2002. As discussed below, each of the Company's insurance operating segments were impacted by these catastrophe losses.

For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the three month and nine month periods ended September 30, 2003 and 2002, respectively:

                                        Three months ended           Nine months ended
                                           September 30                September 30
                                    --------------------------    -----------------------
                                                      Change                     Change
GAAP Loss and LAE Ratio             2003      2002   inc (dec)    2003   2002   inc (dec)
-----------------------             ----      ----   ---------    ----   ----   --------
State Auto standard segment         67.0      69.2      (2.2)     68.1   70.4     (2.3)
State Auto nonstandard segment      76.1      87.4     (11.3)     76.8   81.8     (5.0)
Meridian standard segment           89.0      88.8       0.2      77.5   87.5    (10.0)
                                    ----      ----     -----      ----   ----    -----
Total GAAP Loss and LAE Ratio       69.5      73.9      (4.4)     69.9   74.3     (4.4)
                                    ====      ====     =====      ====   ====    =====

The State Auto standard segment's GAAP loss and LAE ratios improved 2.2 and 2.3 points for the three month and nine month periods ending September 30, 2003, respectively, from the same 2002 periods, despite being impacted by the catastrophe losses described above. Catastrophe losses represent 7.0 and 3.4 points of this segment's GAAP loss and LAE ratio for the three month periods ending September 30, 2003 and 2002, respectively, of which Hurricane Isabel accounted for 2.9 points of the 2003 total catastrophe points. For the nine months ended September 30, 2003 and 2002, catastrophe losses represents 9.7 and
6.4 points, respectively, of which Hurricane Isabel accounted for 1.0 point and CAT 88 accounted for 5.9 points of the 2003 total catastrophe points and CAT 61 accounted for 4.2 points of the 2002 total catastrophe points. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved for the three month and nine month periods ending September 30, 2003, 5.8 and 5.6 points, respectively, from the same 2002 time periods. These improvements reflect the Company's continual emphasis on strict underwriting, which includes taking necessary and appropriate rate increases across most lines of business. The Company monitors the underwriting and pricing activity on all lines of business in this segment, particularly, private passenger auto liability, homeowners, commercial auto, fire, general liability and workers compensation.

The State Auto nonstandard segment's GAAP loss and LAE ratios improved 11.3 points and 5.0 points for the three month and nine month periods ending September 30, 2003, respectively, from the same 2002 periods. Catastrophe losses represent 0.3 and 0.2 points of this segment's GAAP loss and LAE ratio for the three month periods ending September 30, 2003 and 2002, of which Hurricane Isabel had minimal impact on this segment's 2003 quarterly and nine month loss results. For the nine months ended September 30, 2003 and 2002, catastrophe losses represent 1.7 and 0.9 points, respectively, of which

CAT 88 accounted for 0.9 points and CAT 61 0.5 points of the 2003 and 2002 total catastrophe points, respectively. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved for the three month and nine month periods ending September 30, 2003, 11.4 and 5.8 points, respectively, from the same 2002 time periods. These improvements have been primarily driven by significant underwriting action and rate level improvement on the former Meridian nonstandard segment book of business. Management implemented corrective rate increases on the business that continued to renew on the Meridian systems platform. In addition, all new nonstandard auto business produced by the former Meridian Mutual agents is now written through the State Auto National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and "point-of-sale" underwriting tools. Management continually monitors this segment's underwriting performance, as it is typically a more volatile line of business than the standard segment, paying particular attention to rate adequacy and risk selection in states and agencies with unusually high premium written growth. Kentucky, this segment's largest state of operation, has experienced significant written premium growth over the last year. The Company has terminated or suspended eleven fast growing, but extremely unprofitable, agencies in Kentucky. While this action adversely affected this segment's premium growth it is expected to improve long term underwriting results.

The Meridian standard segment's GAAP loss and LAE ratio increased 0.2 points and improved 10.0 points for the three month and nine month periods ended September 30, 2003, respectively, from the same periods in 2002, despite also being impacted by the significant catastrophe losses described above. Catastrophe losses represent 12.1 and 5.6 points of this segment's GAAP loss and LAE ratio for the three month periods ending September 30, 2003 and 2002, respectively, of which Hurricane Isabel had minimal impact on this segment's 2003 quarterly and nine month loss results. For the nine months ended September 30, 2003 and 2002, catastrophe losses represents 9.3 and 9.1 points, respectively, of which CAT 88 accounted for 5.4 points and CAT 61 5.4 points of the 2003 and 2002 total catastrophe points, respectively. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved for the three month and nine month periods ending September 30, 2003, 6.3 and 10.2 points, respectively, from the same 2002 time periods. During the three month and nine month periods ended September 30, 2003 this segment experienced several large commercial losses. Despite these large losses, this segment continued to improve from 2002 comparable periods. These continued improvements are a direct result of management's efforts that began in 2001 to obtain adequate cost based rates, re-underwrite the business within the State Auto underwriting guidelines and terminate unprofitable programs. The Meridian integration is proceeding according to plan. The business written on the historic Meridian platform is being systematically renewed on the State Auto platform. Management is striving to retain the risks that it believes have the greatest profit potential for the Company. Over time, the historic Meridian segment premium will continue to decrease to a point where all the business will be included in the State Auto segment.

Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), were 28.1% and 29.9% for the three month periods ended September 30, 2003 and 2002, respectively, and 29.0% and 29.4% for the nine month periods ended September 30, 2003 and 2002, respectively. Improvements in the GAAP expense ratios reflects fixed costs comprising a lesser portion of earned premiums in 2003 than the same 2002 periods. The Company believes that the year to date expense ratio better reflects overall performance and management's efforts to control expenses. As noted above, during the three months ended September 30, 2003, the Company ceded to State Auto Mutual $167,000 in earned premiums under the Stop Loss, which had minimal impact on the Company's quarterly GAAP expense ratio. For the nine months ended September 30, 2003, the Company ceded $5.7 million in earned premium under the Stop Loss versus $425,000 in the same 2002 time period. This increased earned premium cession under the Stop Loss in 2003 increased the Company's GAAP expense ratio by 0.2 points for the nine month period ended September 30, 2003.

Interest expense increased to $753,000 from $541,000 and to $2.3 million from $1.6 million for the three month and nine month periods ended September 30, 2003 from the same periods in 2002. These increases were the result of the additional $30 million of debt obtained in the last six months of 2002 as well as an additional $15.5 million of debt issued in May 2003 (see discussion included in Liquidity and Capital Resources), partly offset by a decline in the interest rate on the $45.5 million line of credit with State Auto Mutual.

Other expense, as a percentage of total revenues, less net realized gains on investments, was 1.3% and 1.0% for the three month periods ended September 30, 2003 and 2002, respectively, and 1.1% and 1.0% for the nine month periods ended September 30, 2003 and 2002, respectively. Included in other expenses in 2003 are legal and other related costs associated with the Company and its Board of Directors incurring expenses related to the tender offer initiated by Gregory M. Shepard and his wholly owned company and other proposals from Mr. Shepherd that preceded the tender offer. See Part II. Other Information: Item 1. Legal Proceedings included within this Form 10-Q.

The effective tax expense rate for the three month and nine month periods ended September 30, 2003 were 25.1% and 22.9%, respectively, as compared to an effective tax benefit rate of 14.8% and 12.7% for the same 2002 periods, respectively. Improvement in the Company's 2003 underwriting results along with an increase in net realized gains on investments and the gradual shift in increasing the fixed maturity portfolio from tax-exempt to taxable securities from 2002 contributed to these rate changes.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, net cash provided by operating activities increased to $103.1 million from $91.3 million for the same 2002 period. The increase in cash flow from operations in 2003 is attributable to improved underwriting cash flow offset by an increase in cash paid on estimated federal income taxes from 2002. For the nine months ended September 30, 2003, net cash used in investing activities increased to $186.3 million from $77.5 million for the same 2002 period. This increase is due to the Company investing a substantial amount of cash and cash equivalents that existed at December 31, 2002, as well as increased cash flow generated from operating and financing activities from 2002. For the nine months ended September 30, 2003, net cash provided by financing activities was $15.3 million in comparison to the same period in 2002 where $4.0 million was used in financing activities. The increase in cash provided by financing activities was due to the Company issuing $15.5 million in Subordinated Debentures (as defined below) during May 2003.

In 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to and through December 31, 2003. No shares were repurchased under this plan during the three months ended September 30, 2003. During the nine months ended September 30, 2003, 45,000 shares were repurchased for a total of $727,000. As of September 30, 2003, the cumulative total shares repurchased were 441,000 for a total of $7.0 million.

On May 22, 2003, STFC Capital Trust I, State Auto Financial's Delaware business trust subsidiary (the "Capital Trust"), issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.48% for the period May 22, 2003 through August 23, 2003, adjusted to 5.34% for the period August 24, 2003 through November 23, 2003). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are no longer consolidated within the accompanying financial statements of the Company. See additional discussion below included in New Accounting Standards.

The Trust Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The Trust Securities may be redeemed in whole, but not in part, at any time within 90 days following the occurrence of a "Tax Event" or "Investment Company Event" (as defined in the declaration of trust)
(a) if such Tax Event or Investment Company Event occurs on or after May 23, 2008, at a redemption price equal to 100% of the principal amount thereof plus unpaid interest, and (b) if such Tax Event or Investment Company Event occurs prior to May 23, 2008, at a redemption price equal to the greater of 100% of the principal amount thereof plus accrued interest and a "make-whole" amount. The Subordinated Debentures are subject to these same redemption terms. The obligations under the Subordinated

Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities.

State Auto Financial has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to 20 consecutive quarterly payment periods. Consequently, distributions on the Trust Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. During such deferments, State Auto Financial may not declare or pay any dividends on, or purchase any of, its capital stock, make any principal or interest payments on debt securities that rank in all respects equally with or subordinated to the Subordinated Debentures, or make any payment under guarantees that rank in all respects equally with or subordinated to State Auto Financial's guaranty of the Trust Securities.

The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness. As sponsor of the Capital Trust, State Auto Financial incurred security issuance cost related to the Trust Preferred Capital Securities and Subordinated Debentures of $535,000. In July 2003, State Auto Financial used the proceeds from the Subordinated Debentures to make a $15.0 million cash capital contribution to State Auto National (see discussion below).

At September 30, 2003, funds consisting of cash and cash equivalents were $28.2 million versus $39.8 million at September 30, 2002.

In order to provide funding if the State Auto Insurance Companies were to incur catastrophe losses in excess of $120.0 million, State Auto Financial continued a structured contingent financing arrangement in 2001 ("2001 Agreement") with a financial institution and a syndicate of other lenders to provide up to $100.0 million for catastrophic reinsurance purposes. See additional discussion regarding this arrangement included in the Company's 2002 Form 10-K. State Auto Financial is currently negotiating a new structured contingent financing arrangement with a financial institution and syndicate of lenders on terms substantially similar to the 2001 Agreement, which will expire on November 12, 2003. The Company expects to enter into a new arrangement on or about November 12, 2003; however, there can be no assurance that the Company will be successful in negotiating a new arrangement.

The Company continues to generate substantial earned premium growth which requires capital resources. Earned premiums through the State Auto Pool increased significantly beginning in July 2001 with the addition of the former Meridian Mutual business. Also increasing earned premiums significantly was the October 1, 2001 pooling change from 53% to 80%. Earned premiums increased 8.4% and 92.2% for the nine months ended September 30, 2003 and 2002, respectively, from the same prior year periods. For the year ended December 31, 2002, earned premiums increased 61.5% from 2001. At September 30, 2003, all of the Company's insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. Nevertheless, after consideration of this continued growth in premiums and improvement in its underlying book of business, and despite the Company experiencing its worst catastrophe loss in State Auto history, management continues to believe that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements.

The National Association of Insurance Commissioners ("NAIC") utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools are 12 key financial ratios that have come to be known in the insurance industry as the "IRIS" ratios. IRIS ratios are derived from financial statements prepared on a statutory accounting basis, which are accounting practices prescribed or permitted by the insurance department with regulatory authority over the Company's insurance subsidiaries. A "defined range" of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring its operating performance on a statutory accounting basis, the net written premium to statutory surplus ratio (the "leverage ratio") is monitored to ensure that each of the Company's insurance subsidiaries continues to operate within the "defined range" of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio. In the case of State Auto National, a nonstandard auto insurer, which writes lines of business that are generally short tail in nature and with generally lower amounts of coverage applicable, there is relatively less loss exposure to the premium than is generally the case with other lines of business that are written for higher limits and for which losses develop over long periods of time, such as workers compensation or other liability. In sum, a higher premium surplus ratio with a non standard auto insurer is not necessarily indicative of dangerous financial conditions as might be the case with another type insurer. The leverage ratios for Milbank, State Auto P&C and State Auto National improved at September 30, 2003 from December 31, 2002 as follows:
Milbank - 2.1 vs. 2.4 to 1; State Auto P&C - 2.3 vs. 2.6 to 1; State Auto National 2.2 vs. 4.4 to 1. These improvements are due to a combination of improvement in the underwriting operations for the nine months ended September 30, 2003 of each company, as well as effective January 1, 2003, the reserving process for statutory reporting began anticipating salvage and subrogation recoverable. Under generally accepted accounting principles, the reserving process has historically anticipated salvage and subrogation recoverable. During the third quarter of 2003, State Auto Financial made a $15 million cash capital contribution to State Auto National. Despite these improvements, management continues to believe these leverage ratios are higher than optimal. In the fourth quarter 2003, State Auto Financial anticipates issuing up to $100.0 million principal amount of long-term debt. Net proceeds are expected to be used to repay certain indebtedness and for general corporate purposes, including providing additional capital to certain of the Company's insurance subsidiaries.

Other Disclosures

Investments

Stateco Financial Services, Inc., the Company's wholly owned subsidiary ("Stateco"), performs investment management services (the investment management services segment) on behalf of the Company and State Auto Mutual and its subsidiaries. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

At September 30, 2003, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans. The following table provides information regarding the quality distribution of the Company's fixed maturity portfolio at September 30, 2003 and December 31, 2003:

                                 September 30     December 31
                                     2003             2002       Quality(1)
                                 ------------     -----------    ----------
Corporate and Municipal Bonds        59.0%            72.0%         Aa+
U.S. Governments                      2.4%             2.8%         Aaa
U.S. Government Agencies             38.6%            25.2%         Aaa
                                    -----            -----
Total                               100.0%           100.0%
                                    =====            =====


                    (1) As rated by Moody's Investors Service

During the three month and nine month periods ended September 30, 2003, the Company increased its equity portfolio investments by investing an additional $10.1 million and $37.7 million, respectively, to enhance growth of statutory surplus over the long term. The Company's current investment strategy does not rely on the use of derivative financial instruments.

At September 30, 2003, all investments in fixed maturity and equity securities were held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership investments, common securities of Capital Trust and trust preferred security investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income.

The following table provides the composition of the Company's investment portfolio at September 30, 2003 and December 31, 2002:

    (dollars in thousands)                September 30, 2003        December 31, 2002
    ----------------------              ----------------------    --------------------
Fixed maturities, at fair value         $ 1,361,539      92.6%    $ 1,216,698    95.6%
Equity securities, at fair value            100,476       6.8%         53,710     4.2%
Other invested assets, at fair value          8,892       0.6%          1,908     0.2%
                                        -----------     -----     -----------   -----
Total investments                       $ 1,470,907     100.0%    $ 1,272,316   100.0%
                                        ===========     =====     ===========   =====

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

The Company reviewed its investments at September 30, 2003, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact the amounts reported herein. At September 30, 2003, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at September 30, 2003.

The following table provides detailed information on the Company's investment portfolio for its gross unrealized gains and losses at September 30, 2003:

(dollars in thousands)                            Gross        Gain         Gross       Loss
                                    Cost or     unrealized    number     unrealized    number
September 30, 2003                 amortized     holding        of        holding        of
Investment Category                  cost         gains      positions    losses      positions    Fair value
-------------------               -----------   ----------   ---------   ----------   ---------    ----------
     Fixed Maturities

U.S. Treasury securities &
obligations                       $   326,917   $   10,849       93      $      923      12        $  336,843
States & political subdivisions       640,145       44,531      316             814      20           683,862
Corporate securities                  109,987        9,309       51               -       -           119,296
Mortgage-backed securities of
U.S. Gov. Agencies                    217,748        5,189       62           1,399      19           221,538
                                  -----------   ----------      ---      ----------      --        ----------
   Total fixed maturities           1,294,797       69,878      522           3,136      51         1,361,539
        Equity Securities

Consumer                               14,901        2,132        9             473       5            16,560
Technologies                            9,971        1,205        5              41       2            11,135
Pharmaceuticals                        13,587        1,043        5             665       5            13,965
Financial services                     25,435        3,040       11           1,044      11            27,431
Manufacturing & other                  29,643        3,195       17           1,453      12            31,385
                                  -----------   ----------      ---      ----------      --        ----------
   Total equity securities             93,357       10,615       47           3,676      35           100,476
                                  -----------   ----------      ---      ----------      --        ----------
Other invested assets                   8,842           50        1               -       -             8,892
                                  -----------   ----------      ---      ----------      --        ----------
Total                             $ 1,397,176   $   80,543      570      $    6,812      86        $1,470,907
                                  ===========   ==========      ===      ==========      ==        ==========

The amortized cost and fair value of fixed maturities at September 30, 2003, by contractual maturity, are summarized as follows:

(dollars in thousands)                  Amortized        Fair
September 30, 2003                        Cost           Value
----------------------                 -----------    -----------
Due after 1 year through 5 years       $    28,987    $    31,457
Due after 5 years through 10 years         296,484        312,031
Due after 10 years                         758,115        803,229
                                       -----------    -----------
   Subtotal                              1,083,586      1,146,717
Mortgage-backed securities                 211,211        214,822
                                       -----------    -----------
   Total                               $ 1,294,797    $ 1,361,539
                                       ===========    ===========

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Included in realized losses of equity securities below, was $35,000 and $289,000 recognized related to other than temporary impairment on one and four equity positions for the three month and nine month periods ended September 30, 2003, respectively. The individual circumstances generating the other than temporary impairments recognized during 2003 did not impact other investments. There were no individual, material equity securities for which the Company recognized other than temporary impairment. There were three other than temporary impairments of equity securities totaling $1.1 million for the same periods in 2002. There were no other than temporary impairments of fixed maturity securities for the three month and nine month periods ended September 30, 2003 and 2002.

The securities sold during the three and nine months ended September 30, 2003, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three and nine months ended September 30, 2003 are summarized as follows:


                                          Three months ended               Nine months ended
                                             September 30                    September 30
                                     ----------------------------    ----------------------------
                                       Realized     Fair Value at      Realized     Fair Value at
    (dollars in thousands)           Gains/Losses        Sale        Gains/Losses        Sale
    ----------------------           ------------   -------------    ------------   -------------
Realized gains:
   Fixed maturities                    $ 1,698        $ 48,039         $10,837       $ 224,374
   Equity securities                       342           1,699             358           1,895
                                       -------         -------         -------       ---------
Total realized gains                     2,040          49,738          11,195         226,269

Realized losses:
   Fixed maturities                         54           3,647              83           5,780
   Equity securities                       436           1,990           1,544           3,018
                                       -------         -------         -------       ---------
Total realized losses                      490           5,637           1,627           8,798
                                       -------         -------         -------       ---------

Net realized gains on investments      $ 1,550        $ 55,375         $ 9,568       $ 235,067
                                       =======        ========         =======       =========

Loss and Loss Expenses Payable

The following table presents the loss and loss expenses payable by major line of business at September 30, 2003 and December 31, 2002, respectively:

                                                     September 30    December 31
                                                         2003           2002         % Change
                                                     ------------    -----------    ----------
                                                       (dollars in thousands)
Automobile - personal (standard)                         181,226     $   181,778           (.3)%
Automobile - personal (nonstandard)                       38,665          35,270           9.6%
Automobile - commercial                                   86,350          72,800          18.6%
Homeowners                                                51,351          45,850          12.0%
Commercial multi-peril                                    85,899          77,018          11.5%
Workers' compensation                                     77,995          77,801           0.2%
Fire and allied lines                                     19,661          14,416          36.4%
Other/products liability                                  86,791          80,539           7.8%
Miscellaneous personal/commercial lines                    3,843           6,661         (42.3)%
                                                      ----------     -----------    ----------
Total losses and loss expenses payable, net of
reinsurance recoverable on losses and loss expenses
payable of $13,676 and $8,825, respectively           $  631,781     $   592,133           6.7%
                                                      ==========     ===========    ==========

Total net losses and loss expenses payable increased 6.7% from December 31, 2002 to September 30, 2003. This increase was consistent with that of a growing company and resulting increased claims activity, as well as the outstanding catastrophe claim activity relating to CAT 88, along with related third quarter 2003 incurred catastrophe losses (see discussion above). Overall, management does not believe there was a significant change in the total book of business at September 30, 2003 compared to December 31, 2002.

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

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. To provide a measure of sensitivity of pre-tax income to changes in reserve estimates, for every 1% change in the ultimate development of the September 30, 2003 total losses and loss expenses payable, the effect on pre-tax income would be $6.3 million.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity, effective for reporting periods after July 1, 2003. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company adopted this statement effective July 1, 2003 with no significant impact to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entities expected residual returns if they occur, or both. As a result of the Company adopting FIN 46, effective July 1, 2003, the financial statements of the Capital Trust (described above) are no longer consolidated within the accompanying financial operations of the Company. The net impact of the adoption of FIN 46, effective July 1, 2003, was a reclassification adjustment to eliminate the Capital Trust's capital securities of $15.0 million from notes payable and include State Auto Financial's investment of $464,000 in the common securities of Capital Trust in other invested assets and $15.5 million principal amount of Floating Rate Junior Subordinated Debt Securities issued to the Capital Trust.

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

         - The Company is subject to numerous other factors which effects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to State Auto Mutual's control of the Company.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 30, 2003, State Auto Financial Corporation ("State Auto Financial") and State Automobile Mutual Insurance Company ("State Auto Mutual") filed a complaint against Gregory M. Shepard, a 5% shareholder of State Auto Financial, in the United States District Court, Southern District of Ohio, Eastern Division, seeking injunctive relief on a variety of claims, including enjoining Mr. Shepard from making material misrepresentations and omissions in his
Schedule 13D filings with the Securities and Exchange Commission ("SEC") and from violating federal securities laws. The factual basis for this suit related to a series of press releases and Schedule 13D filings made by Mr. Shepard regarding proposals or purported offers to purchase certain amounts of State Auto Financial's outstanding common shares and to take control of State Auto Financial and State Auto Mutual. On August 25, 2003, State Auto Financial and State Auto Mutual amended their original complaint against Mr. Shepard to seek injunctive relief on additional claims, including enjoining Mr. Shepard from making material misrepresentations and omissions in connection with the Shepard tender offer(defined below) and from illegally tipping persons with material, nonpublic information concerning Mr. Shepard's anticipated tender offer. On October 16, 2003, State Auto Financial and State Auto Mutual dismissed, without prejudice, this action against Mr. Shepard in light of the United States District Court's dismissal of Mr. Shepard's lawsuit against State Auto Financial, State Auto Mutual and their respective directors, discussed in the following paragraph.

On August 20, 2003, Mr. Shepard and his wholly owned corporation filed a Schedule TO with the SEC relating to a proposed tender offer (the "Shepard tender offer") to purchase 8.0 million of State Auto Financial's outstanding common shares at a price of $32.00 per share upon the terms and subject to the conditions set forth in their Schedule TO. On August 21, 2003, Mr. Shepard and his company filed a complaint against State Auto Financial, State Auto Mutual and their respective directors in the United States District Court, Southern District of Ohio, Eastern Division, seeking (i) declaratory relief that State Auto Financial's directors and State Auto Mutual and its directors violated their respective fiduciary duties to Mr. Shepard, his company and State Auto Financial's minority shareholders in their consideration of Mr. Shepard's prior proposals and were likely to engage in breaches of their respective fiduciary duties in their consideration of the proposed Shepard tender offer (which tender offer was not commenced until on or about September 11, 2003), and (ii) injunctive relief to enjoin State Auto Financial, State Auto Mutual and their respective directors and employees from taking actions which would have the effect of impeding or interfering with the Shepard tender offer. On October 15, 2003, the United States District Court dismissed this action against State Auto Financial, State Auto Mutual and their respective directors based on a finding that the District Court lacked subject matter jurisdiction.

On October 16, 2003, State Auto Financial, State Auto Mutual and their respective directors filed a complaint against Mr. Shepard and his company in the Common Pleas Court of Franklin County, Ohio, seeking (i) declaratory relief that neither State Auto Financial, State Auto Mutual nor their respective directors and officers violated any fiduciary duties to Mr. Shepard, his company or State Auto Financial's minority shareholders in responding to the Shepard tender offer, (ii) declaratory relief that neither State Auto Financial nor its respective directors and officers have an obligation to call a meeting of shareholders under Ohio's Control Share Acquisition statute with respect to the Shepard tender offer and (iii) compensatory damages from Mr. Shepard and his company for knowingly making misrepresentations in their Acquiring Person Statement in violation of Ohio's control bid statute. As of October 24, 2003, Mr. Shepard and his company had not responded to this complaint.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

         a. Exhibits

Exhibit
  No.                                Description of Exhibits
-------                              -----------------------
10.01           Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001

10.02           Amendment No. 1 to 2000 Stock Option Plan Effective January 1, 2001

10.03           Addendum No. 1 to Property Catastrophe Overlying Excess of Loss Reinsurance
                Contract effective November 16, 2001

10.04           Property catastrophe overlying excess of loss reinsurance contract effective
                July 1, 2002

31.1            CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.2            CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.1            CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.2            CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

         b. Reports on Form 8-K

         On each of July 21, 2003, August 21, 2003, and September 2, 2003, the Company filed a Form 8-K under Item 5.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           STATE AUTO FINANCIAL CORPORATION

Date:  October 29, 2003                    /s/ Steven J. Johnston
                                           -------------------------------------
                                           Steven J. Johnston
                                           Treasurer and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

Exhibit No.                                Description of Exhibits
-----------                                -----------------------
10.01           Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001

10.02           Amendment No. 1 to 2000 Stock Option Plan Effective January 1, 2001

10.03           Addendum No. 1 to Property Catastrophe Overlying Excess of Loss Reinsurance
                Contract effective November 16, 2001

10.04           Property catastrophe overlying excess of loss reinsurance contract effective
                July 1, 2002

31.1            CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.2            CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.1            CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.2            CFO certification required by Section 906 of Sarbanes Oxley Act of 2002