Form 10-K
period 2003-12-31
STATE AUTO FINANCIAL CORP
filed 2004-03-12
CIK 874977

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                                       or

| | Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________

Commission File Number 0-19289

                        STATE AUTO FINANCIAL CORPORATION
             (exact name of Registrant as specified in its charter)

               Ohio                                    31-1324304
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

518 East Broad Street, Columbus, Ohio                  43215-3976
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code: (614) 464-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                                (Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |X| No | |

          As of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $292,274,383.

          On March 5, 2004, the Registrant had 39,711,913 Common Shares outstanding.


                                     10K-a1

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 28, 2004 (the "2004 Proxy Statement"), which will be filed within 120 days of December 31, 2003, are incorporated by reference into Part III of this Form 10-K.


                                     10K-a2

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          All statements, other than statements of historical facts, included in this Form 10-K of State Auto Financial Corporation ("State Auto Financial" or "STFC") or incorporated herein by reference, including, without limitation, statements regarding State Auto Financial's future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial's actual results to differ materially from those projected, see "Forward-Looking Statements; Certain Factors Affecting Future Results" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

          State Auto Financial is an insurance holding company formed in 1990 and headquartered in Columbus, Ohio. STFC engages primarily in the property and casualty insurance business through its wholly-owned subsidiaries, State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers"), State Auto Insurance Company of Ohio ("SA Ohio"), and State Auto National Insurance Company ("SA National"). Farmers owns 100% of the outstanding common shares of the property-casualty insurer, Mid-Plains Insurance Company ("Mid-Plains").

          Approximately 66% of State Auto Financial's outstanding common shares are owned by State Automobile Mutual Insurance Company ("Mutual"), an Ohio mutual property and casualty insurance company organized in 1921. Mutual owns 100% of the outstanding common shares of property-casualty insurers, State Auto Florida Insurance Company ("SA Florida") and State Auto Insurance Company of Wisconsin ("SA Wisconsin"). Mutual is also the sole owner of Meridian Insurance Group, Inc. ("MIGI"), an insurance holding company with two wholly-owned property and casualty insurance subsidiaries: Meridian Security Insurance Company ("Meridian Security") and Meridian Citizens Security Insurance Company ("Meridian Citizens"). In 2001, Mutual merged with Meridian Mutual Insurance Company ("Meridian Mutual"), with Mutual continuing as the surviving corporation, and in a substantially concurrent transaction Mutual acquired the outstanding shares of MIGI. MIGI is also a party to an affiliation agreement with the property-casualty insurer, Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"). Meridian Security, Meridian Citizens, and Meridian Citizens Mutual are hereafter referred to collectively as the "MIGI Insurers," and together with MIGI, they are hereafter referred to collectively as the "MIGI Companies."

          Another wholly-owned subsidiary of STFC is Stateco Financial Services, Inc. ("Stateco"), which provides investment management services to affiliated insurance companies. STFC also owns Strategic Insurance Software, Inc. ("S.I.S."), a developer and seller of insurance-related software. The limited liability company, 518 Property Management and Leasing, LLC ("518 PML"), whose members are State Auto P&C and Stateco, owns and leases real and personal property to affiliated companies. The results of operations of S.I.S. and 518 PML are not material to the total operations of STFC.


                                     10K-a3

          State Auto Financial and its wholly owned subsidiaries, State Auto P&C, Milbank, Farmers, SA Ohio, SA National, Mid-Plains, Stateco, S.I.S., and 518 PML, are collectively referred to as the "Company."

          State Auto P&C has participated in a quota share reinsurance pooling arrangement with Mutual since 1987 (the "Pooling Arrangement"). The participants in the Pooling Arrangement currently are State Auto P&C, Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio, and SA Florida, collectively referred to hereafter as the "Pooled Companies." State Auto P&C, Milbank, Farmers and SA Ohio are collectively referred to hereafter as the "STFC Pooled Companies." Effective January 1, 2003, the pooling percentages were modified as follows: Mutual (18.3%), State Auto P&C (59%), Milbank (17%), SA Wisconsin (1%), Farmers (3%), SA Ohio (1%) and becoming party to the agreement on this same date, SA Florida (0.7%). See "Pooling Arrangement" in the "Narrative Description of Business." The Pooled Companies, SA National, Mid-Plains and the MIGI Insurers are collectively referred to as the "State Auto Group."

          The insurers in the State Auto Group write a broad line of property and casualty insurance, including standard personal and commercial automobile; nonstandard personal automobile; homeowners; commercial multi-peril; workers' compensation; general liability and fire insurance through approximately 22,400 independent insurance agents associated with approximately 3,400 agencies in 26 states and the District of Columbia. The State Auto Group's insurance products are marketed primarily in the central and eastern parts of the United States, excluding New York, New Jersey and the New England States.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

          The Company currently operates in three insurance segments. Prior to 2003, it operated in four segments: the State Auto standard insurance segment, consisting of the business operations of the STFC Pooled Companies; the State Auto nonstandard segment, consisting of the business operations of SA National and Mid-Plains; the Meridian standard segment, consisting of the standard insurance business of the former Meridian Mutual, and the Meridian nonstandard segment, consisting of the nonstandard business of the former Meridian Mutual. Effective January 1, 2003, the Meridian nonstandard segment is included in the State Auto nonstandard segment as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment. Financial information about all these segments is set forth in Note 15 to the Company's Consolidated Financial Statements, included in Item 8 "Financial Statements and Supplementary Data." Additional information regarding the Company's insurance and non-insurance segments is provided in "Narrative Description of Business."

(c) NARRATIVE DESCRIPTION OF BUSINESS

PROPERTY AND CASUALTY INSURANCE

POOLING ARRANGEMENT

          The Pooled Companies are parties to an intercompany Pooling Arrangement under the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000, as amended by the First, Second, Third and Fourth Amendments (the "2000 Pooling Agreement"). The Pooling Arrangement covers all the property and casualty insurance written by the parties, except voluntary assumed reinsurance written by Mutual and catastrophe inter-company reinsurance written by State Auto P&C. Under the terms of the Pooling Arrangement, each of the STFC Pooled Companies, SA Wisconsin and SA Florida cede premiums, losses and expenses on all of their business to Mutual; in turn, Mutual cedes to each of the Pooled Subsidiaries, SA Wisconsin and SA Florida a specified portion of premiums, losses and expenses and Mutual retains the balance (Mutual, SA Wisconsin and SA Florida are hereafter collectively referred to as the "Mutual Pooled Companies.").


                                     10K-a4

          The following table sets forth a chronology of the participants and their participation percentage changes that have occurred in the Pooling Arrangement since it became effective on January 1, 1987:

                           State                  SA
   Year ***      Mutual   Auto P&C   Milbank   Wisconsin   Farmers   SA Ohio   SA Florida
--------------   ------   --------   -------   ---------   -------   -------   ----------
1987-1991           80%      20%       N/A        N/A        N/A       N/A         N/A
1992-1994           70       30        N/A        N/A        N/A       N/A         N/A
1995-1997           55       35         10*       N/A        N/A       N/A         N/A
1998                52       37         10**       1         N/A       N/A         N/A
1999                49       37         10         1          3        N/A         N/A
2000-9/30/2001      46       39         10         1          3         1          N/A
10/1/2001-2002      19       59         17         1          3         1          N/A
2003              18.3       59         17         1          3         1          0.7

* At this time Milbank was a wholly owned subsidiary of Mutual.

** In July 1998 Milbank became a wholly owned subsidiary of STFC.

*** Time period is for the year ended December 31, unless otherwise noted.
_______________________
          The following table sets forth a summary of the Pooling Arrangement participant percentages of STFC and Mutual, aggregating their respective wholly-owned subsidiaries:

       Year***        STFC Pooled Companies   Mutual Pooled Companies
-------------------   ---------------------   -----------------------
1987-1991                      20%                       80%
1992-1994                      30                        70
1995-1997                      35                        65
1/1/1998-6/30/1998             37                        63
7/1/1998-12/31/1998            47                        53
1999                           50                        50
2000 - 9/30/2001               53                        47
10/1/2001-2003                 80                        20

*** Time period is for the year ended December 31, unless otherwise noted.
_______________________
          With the June 2001 merger of Meridian Mutual into Mutual, all insurance business written by Meridian Mutual legally became the business of Mutual and was included in the Pooling Arrangement effective July 1, 2001. The former Meridian Mutual business has been monitored as a segment separate from the State Auto standard business. Over time, the Meridian segment has decreased and will disappear as this segment is integrated over to the State Auto systems platform. Indeed, after representing approximately 20% of the Pooled Companies' earned premium in 2001, 15% in 2002 and 9% in 2003, the Meridian Standard segment will be included in the State Auto Standard segment beginning with January 1, 2004. Likewise, the Meridian Nonstandard segment has been included in the State Auto Nonstandard segment beginning January 1, 2003, due to the integration efforts of management and the fact the Meridian Nonstandard segment no longer meets the quantitative thresholds for segment reporting. Both 2002 and 2001 have been revised to reflect this change. See "Reportable Segments" in "Narrative Description of Business."

          Prior to 2001, the pooling percentages were reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. As a result of the changes made to the pooling percentages in 2001, it is not management's current intention to recommend an adjustment to the Pooled Subsidiaries aggregate participation percentage in the foreseeable future. Under revised procedures, management of each of the Pooled Companies would make recommendations to a standing independent committee of the Board of each of Mutual and STFC. These independent committees would review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Boards of both Mutual and STFC. See "Management Agreement" in the "Narrative Description of Business." The Pooling Arrangement is terminable by any party on 90 days' notice or by mutual agreement of the parties. None of the Pooled Companies currently intends to terminate the Pooling Arrangement.


                                     10K-a5

          Under the terms of the Pooling Arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the companies party to the agreement on the basis of their participation in the pool. By spreading the underwriting risk among each of the participants, the Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of the Pooled Companies than any one company would experience individually. One effect of the Pooling Arrangement is to provide each participant with an identical mix of pooled property and casualty insurance business on a net basis.

          The 2000 Pooling Agreement contains a provision excluding catastrophic losses and loss adjustment expenses incurred by the parties in the amount of $100 million in excess of $120 million, as well as the premium for such exposures. State Auto P&C reinsures each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. See "Reinsurance" in the "Narrative Description of Business."

          The direct business of the MIGI Insurers is not included in the Pooling Arrangement and to that extent is not included in the insurance operations of the Company. If State Auto P&C were required to pay catastrophe losses of the MIGI Insurers under the above referenced Catastrophe Assumption Agreement, those losses would impact the Company's results.

NON-STANDARD AUTO INSURANCE

          The Company writes non-standard auto insurance through SA National. See "Marketing" in "Narrative Description of Business." This business is not part of the Pooling Arrangement. See also "Reportable Segments" in "Narrative Description of Business."

MANAGEMENT AGREEMENT

          State Auto P&C's employees provide all organizational, operational and management functions for all insurance affiliates within the State Auto Group through management and cost sharing agreements. For the performance of its services under two of the management agreements, State Auto P&C is paid a quarterly management and operations services fee based on formulas outlined in the agreements, to the extent specified performance standards are achieved. Under the 2000 Midwest Management Agreement among State Auto P&C, Mutual and SA Wisconsin, SA Wisconsin pays 0.75% of direct written premium for management and operation services performed by employees of State Auto P&C. Under the Management Services Agreement dated July 1, 2002, among State Auto P&C, MIGI and the MIGI Insurers (the "MIGI Management Agreement"), each of the MIGI Companies pays State Auto P&C a management fee of 10% of all State Auto P&C's employee-related costs in exchange for the services of those employees, in addition to reimbursing State Auto P&C for the actual costs of such services. Mutual provides facilities for all the insurance affiliates under management or cost sharing agreements.

          While there had been in place a fee under a management agreement between State Auto P&C and Mutual (the "2000 Management Agreement"), as a result of the resolution of a disagreement with the Ohio Department of Insurance, the fee aspect of that agreement was terminated, effective October 1, 2001, and that arrangement continues as a pure cost sharing arrangement. As a result of the loss of the service fee under the 2000 Management Agreement, substantially all of State Auto P&C's insurance operations management fee was eliminated effective October 1, 2001. Consequently, beginning with the first quarter 2002, the management and operations services segment was included in the "other" category for segment reporting as the results of this segment no longer met the quantitative thresholds for separate presentation as a reportable segment.

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


                                     10K-a6

REPORTABLE SEGMENTS

          See Note 15, Reportable Segments in the Company's Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING

          In its 26 states of operation, the State Auto Group markets its products through approximately 22,400 insurance agents associated with approximately 3,400 independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies.

          SA National markets nonstandard products in 21 states exclusively through the Company's network of independent agents. Mid-Plains writes nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers in those states. The Mid-Plains business is processed on SA National's system, but SA National began in October 2003 to write all Mid-Plains renewals and all new nonstandard business in Iowa and Kansas. See "Nonstandard Auto Insurance" in the "Narrative Description of Business."

          Because independent insurance agents significantly influence which insurance company their customers select, management views the Company's independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company's present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; travel incentives; and an agent stock purchase plan.

          The Company actively helps its agencies develop professional sales skills within their staff. The training programs include both products and sales training in concentrated programs in the Company's home office. Further, the training programs include disciplined follow-up and coaching for an extended time.

          The Company has made continuing efforts to use technology to make it easier for its agents to do business with the Company. The Company offers internet-based rating of certain products. In addition the Company provides its agents with the opportunity to maintain policyholder records electronically, avoiding the expense of preparing and storing paper records. Software developed by S.I.S. also enhances the ability of the Company and its agents to take advantage of electronic data submission. The Company believes that, since agents and their customers realize better service and efficiencies through automation, they value their relationship with the Company. Automation can make it easier for the agent to do business with the Company, which attracts prospective agents and enhances the existing agencies' relationship with the Company.

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

          To strengthen agency commitment to producing profitable business and further develop its agency relationships, the Company's Agent Stock Purchase Plan offers its agents the opportunity to use commission income to purchase the Company's stock. The Company's transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a broker. The Company also makes available to certain top performing agents the opportunity to vest grants of options in the Company's common shares (without par value) provided the participants meet performance targets described in the Agent Stock Option Plan.


                                     10K-a7

          The Company receives premiums on products marketed in Alabama, Arkansas, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 2003, the seven states that contributed the greatest percentage of the Company's direct premiums written were: Ohio (18.6%), Kentucky (11.9%), Tennessee (6.7%), Minnesota (6.4%), Indiana (5.3%), Pennsylvania (5.1%), and South Carolina (4.1%).

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

          The Company attempts to minimize claims costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims, which improves claims service.

          Claim representatives use third party, proprietary bodily injury evaluation software to help them value bodily injury claims, except for the most severe injury cases. This software continues to be a valuable tool for the Company. The Claims Contact Centers allow the Company to improve claims efficiency and economy by concentrating the handling of smaller, less complex claims in a centralized environment. The Company provides 24 hour, seven days a week claim service through associates in the Claims Contact Centers, which are located in Des Moines, Iowa and Columbus, Ohio.

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

          The Company maintains reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in-house claims processing costs from such losses.

          Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many


                                     10K-a8
variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes. Additional information regarding the Company's reserves is included in Item 7 "Management's Discussion and Analysis" in the Losses and Loss Expenses Payable section included therein.

          Mutual has guaranteed the adequacy of State Auto P&C's loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C's December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the Pooling Arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 2003, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.


                                     10K-a9

          The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for the three years ended December 31, 2003:

                                                              Year Ended December 31
                                                           ----------------------------
                                                             2003       2002     2001
                                                           --------   -------   -------
                                                                  (in thousands)
Beginning of Year:
Loss and loss expenses payable                             $600,958   523,860   244,583
Less: Reinsurance recoverable on losses and loss
   expenses payable(1)                                        8,825    13,919     7,930
                                                           --------   -------   -------
Net losses and loss expenses payable(2)                     592,133   509,941   236,653
Provision for losses and loss expenses occurring:
   Current year                                             653,010   641,060   366,348
   Prior years(3)                                            (1,787)   12,414    60,726
                                                           --------   -------   -------
      Total                                                 651,223   653,474   427,074
Loss and loss expense payments for claims occurring
   during:
   Current year                                             370,731   349,733   240,508
   Prior years                                              243,842   221,549   144,862
                                                           --------   -------   -------
      Total                                                 614,573   572,282   385,370
Impact of the addition of the former Meridian Mutual
   business to the Pooling Arrangement, effective 7/1/01         --        --    75,575
Impact of pooling change effective 10/1/01                       --        --   156,009
                                                           --------   -------   -------
End of Year:
Net losses and loss expenses payable(4)                     628,783   592,133   509,941
Add: Reinsurance recoverable on losses and loss
   expenses payable(5)                                       14,236     8,825    13,919
                                                           --------   -------   -------
Losses and loss expenses payable                           $643,019   600,958   523,860
                                                           ========   =======   =======

(1) Includes amounts due from affiliates of $4,286, $8,867, and $2,111, respectively.

(2) Includes net amounts assumed from affiliates of $303,959, $280,011 and $10,126, respectively.

(3) This line item shows increases (decreases) in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. The decrease of $1.8 million in 2003 and the increase of $12.4 million in 2002 for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty. The increase of $60,726 in 2001 for claims occurring in prior years is primarily the result of reserve strengthening on the former Meridian Mutual business in order to bring these claim reserves in line with historic State Auto adequacy levels as well as ongoing analysis of recent loss development trends.

(4) Includes amounts due from affiliates of $5,706, $4,286, and $8,867, respectively.

(5) Includes net amounts assumed from affiliates of $303,894, $303,959, and $280,011, respectively.

----------
          The following table sets forth the development of reserves for losses and loss expenses from 1993 through 2003 for the Company. "Net liability for losses and loss expenses payable" sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.


                                     10K-a10

          The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

          The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2003, the Company had paid 70.6% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 2003.

          The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1993 reserve has developed a $14.9 million redundancy through December 31, 2003. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

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

          In 1995, 1998, 1999, 2000 and 2001, the Pooling Arrangement was amended to increase the Company's share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1995, 1998, 1999, 2000 and 2001 in conjunction with each year's respective pooling change. The amount of the assets transferred from Mutual in 1995, 1998, 1999, 2000 and 2001 has been netted against and has reduced the cumulative amounts paid for years prior to 1995, 1998, 1999, 2000 and 2001, respectively.

                         [See table on following page.]


                                     10K-a11

                           State Auto Financial Corp.

                                                                       Years Ended December 31
                                                -----------------------------------------------------------------
                                                  1993       1994       1995       1996       1997        1998
                                                --------   --------   --------   --------   ---------   ---------
                                                                           (dollars in thousands)
Net liability for losses and loss expenses
   payable                                      $123,337   $126,743   $206,327   $199,480   $ 194,155   $ 205,034

Paid (cumulative) as of:
      One year later                                42.2%       1.5%      38.2%      39.4%       32.7%       35.4%
      Two years later                               41.3%      29.1%      55.4%      54.1%       54.6%       61.6%
      Three years later                             55.6%      44.5%      63.3%      65.0%       70.1%       62.1%
      Four years later                              64.5%      51.0%      67.7%      73.2%       69.2%       78.8%
      Five years later                              67.2%      54.6%      71.9%      69.8%       77.1%       86.3%
      Six years later                               69.0%      58.8%      67.1%      74.6%       81.8%
      Seven years later                             72.1%      52.3%      69.3%      77.1%
      Eight years later                             67.0%      54.4%      67.2%
      Nine years later                              68.4%      57.2%
      Ten years later                               70.6%

Net liability re-estimate as of:
      One year later                                93.7%      87.4%      87.0%      91.3%       93.0%       96.6%
      Two years later                               90.0%      77.1%      86.4%      87.3%       92.0%       96.7%
      Three years later                             85.0%      77.0%      83.2%      86.7%       91.9%      111.9%
      Four years later                              86.3%      72.9%      81.6%      87.0%      102.0%      111.5%
      Five years later                              82.8%      70.9%      81.3%      92.6%      101.4%      115.6%
      Six years later                               81.6%      70.0%      83.6%      92.9%      106.1%
      Seven years later                             80.8%      72.6%      83.7%      96.1%
      Eight years later                             83.6%      72.8%      82.5%
      Nine years later                              83.8%      77.7%
      Ten years later                               87.9%

Cumulative redundancy (deficiency)              $ 14,955   $ 28,273   $ 36,069   $  7,703    ($11,779)   ($32,003)

Cumulative redundancy (deficiency)                  12.1%      22.3%      17.5%       3.9%       -6.1%      -15.6%

Gross* liability - end of year                  $245,929   $277,783   $412,553   $410,658   $ 402,718   $ 414,268
Reinsurance recoverable                         $122,591   $151,040   $206,226   $211,178   $ 208,563   $ 209,234
Net liability - end of year                     $123,337   $126,743   $206,327   $199,480   $ 194,155   $ 205,034

Gross liability re-estimated - latest              103.5%      96.0%      84.6%      95.0%      101.0%      109.4%
Reinsurance recoverable re-estimated - latest      119.1%     111.3%      86.8%      94.0%       96.3%      103.4%
Net liability re-estimated - latest                 87.9%      77.7%      82.5%      96.1%      106.1%      115.6%

                                                                  Years Ended December 31
                                                --------------------------------------------------------
                                                   1999       2000        2001        2002        2003
                                                ---------   ---------   ---------   ---------   --------
                                                                      (dollars in thousands)
Net liability for losses and loss expenses
   payable                                      $ 221,682   $ 236,657   $ 509,941   $592,132    $628,783

Paid (cumulative) as of:
      One year later                                 41.8%        5.9%       43.4%      41.2%         --
      Two years later                                43.0%       52.7%       65.3%
      Three years later                              71.9%       79.9%
      Four years later                               86.9%
      Five years later
      Six years later
      Seven years later
      Eight years later
      Nine years later
      Ten years later

Net liability re-estimate as of:
      One year later                                 97.5%      125.7%      102.4%      99.7%         --
      Two years later                               119.1%      129.1%      105.1%
      Three years later                             120.3%      133.1%
      Four years later                              123.2%
      Five years later
      Six years later
      Seven years later
      Eight years later
      Nine years later
      Ten years later

Cumulative redundancy (deficiency)               ($51,335)   ($78,270)   ($25,867)  $  1,787          --

Cumulative redundancy (deficiency)                  -23.2%      -33.1%       -5.1%       0.3%         --

Gross* liability - end of year                  $ 438,748   $ 457,202   $ 743,710   $862,428    $933,998
Reinsurance recoverable                         $ 217,065   $ 220,544   $ 233,769   $270,295    $305,215
Net liability - end of year                     $ 221,682   $ 236,657   $ 509,941   $592,133    $628,783

Gross liability re-estimated - latest               111.5%      118.0%      103.7%      98.7%         --
Reinsurance recoverable re-estimated - latest        99.5%      101.9%      100.5%      96.6%         --
Net liability re-estimated - latest                 123.2%      133.1%      105.1%      99.7%         --

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

                                                                       Years Ended December 31
                                                -----------------------------------------------------------------
                                                  1993       1994       1995       1996       1997        1998
                                                --------   --------   --------   --------   ---------   ---------

Reinsurance recoverable                         $122,591   $151,040   $206,226   $211,178   $208,563   $209,234
Amount netted against assumed from Mutual       $115,945   $142,680   $193,367   $194,839   $187,506   $196,818
Net reinsurance recoverable                     $  6,646   $  8,360   $ 12,859   $ 16,339   $ 21,057   $ 12,416



                                                                       Years Ended December 31

                                                -----------------------------------------------------------------

                                                  1999       2000       2001       2002       2003
                                                --------   --------   --------   --------   ---------

Reinsurance recoverable                         $217,065   $220,544   $233,770   $270,295   $305,215
Amount netted against assumed from Mutual       $206,258   $212,614   $219,851   $261,470   $290,979
Net reinsurance recoverable                     $ 10,807   $  7,930   $ 13,919   $  8,825   $ 14,236


                                     10K-a12

          The following table is a reconciliation as of each December 31 of losses and loss expenses payable, computed under generally accepted accounting principles ("GAAP"), to losses and loss expenses payable, computed under statutory accounting principles used by insurance companies for reporting to state insurance regulators ("STAT"):

                                                      2003       2002      2001
                                                    --------   -------   -------
                                                            (in thousands)
GAAP losses and loss expenses payable               $643,019   600,958   523,860
Less: ceded reinsurance recoverable on losses
   and loss expenses payable                          14,236     8,825    13,919
                                                    --------   -------   -------
Net losses and loss expenses payable                 628,783   592,133   509,941
Add: salvage and subrogation recoverable(1)               --    27,093    26,216
                                                    --------   -------   -------
STAT losses and loss expenses                       $628,783   619,226   536,157
                                                    ========   =======   =======

(1) Effective January 1, 2003, the loss reserving process for statutory reporting began anticipating salvage and subrogation recoverable.

----------

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

          The terms of the workers compensation excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2 million per loss occurrence. The rates for this reinsurance are negotiated annually.

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


                                     10K-a13

          The State Auto Group participates in an intercompany catastrophe reinsurance program. Under this program, the members of the State Auto Group, on a combined basis, retain the first $40.0 million of catastrophe losses that affect at least two individual risks. For catastrophe losses incurred by the State Auto Group up to $80.0 million, in excess of $40.0 million, traditional reinsurance coverage is provided with a co-participation of 5%. For catastrophe losses incurred by the State Auto Group up to $100.0 million, in excess of $120.0 million, in exchange for a premium paid by each reinsured company, State Auto P&C acts as the catastrophe reinsurer for the State Auto Group under the terms of an intercompany catastrophe reinsurance agreement. There have been no losses assumed under this agreement.

          To provide funding if the State Auto Group was to incur catastrophe losses in excess of $120.0 million, State Auto Financial has continued a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the "Lenders") to provide up to $100.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares, thereby preserving the statutory surplus of State Auto P&C. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the intercompany catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from SPC or repay SPC for the loan(s) outstanding. This funding arrangement, if exercised, would have the impact of adding up to $100.0 million of additional debt to the Company while providing needed cash to pay claims, while at the same time preserving the investment portfolio of the Company in the short term.

          SA National has a reinsurance agreement with Mutual pursuant to which Mutual assumes up to $4,950,000 of each liability loss occurrence in excess of SA National's $50,000 of retention; and up to $450,000 of each catastrophe loss occurrence in excess of SA National's $50,000 of retention. Mutual further provides SA National with an 8.5% quota share within the $50,000 retention on liability coverages, and a 20% quota share on physical damage coverages. Mid-Plains also has a reinsurance agreement with Mutual pursuant to which Mutual assumes up to $450,000 of each liability loss occurrence in excess of Mid-Plains' $50,000 of retention.

          For the period October 1, 2001 through December 31, 2003, Mutual entered into a Stop Loss Reinsurance Arrangement (the "Stop Loss") with the STFC Pooled Companies. Under the Stop Loss, Mutual agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains, in the manner described. If the Pooling Arrangement's loss and LAE ratio (the "Pool loss and LAE ratio") was between 70.75% and 80.00% (after the application of all available reinsurance), Mutual reinsured the STFC Pooled Companies 27% of the Pooling Arrangement's losses in excess of a Pool loss and LAE ratio of 70.75% up to 80.00%. The STFC Pooled Companies were responsible for their share of the Pooling Arrangement's losses over the 80.00% threshold. Also, Mutual had the right to participate in the profits of the Pooling Arrangement. Mutual assumed 27% of the Pooling Arrangement's underwriting profits attributable to a Pool loss and LAE ratio less than 69.25%, but more than 59.99%. The Stop Loss expired at December 31, 2003.

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


                                     10K-a14

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

          Dividends. STFC's insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to STFC without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Pursuant to these rules, a total of $52.7 million is available for payment to State Auto Financial as a dividend from State Auto P&C, Milbank, Farmers, SA Ohio and SA National during 2004 without prior approval from their domiciliary state insurance departments, under current law.

          Rate and Related Regulation. In general, the Company is not aware of the adoption of any adverse legislation or regulation by any state where the Company did business during 2003 which would present material obstacles to the Company's overall business. However, several states where the Company does business have passed or are considering more strict regulation of the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states are considering restricting insurers' rights to use loss history information maintained in various data bases by insurance support organizations. These tools help the Company price its products more fairly and enhance its ability to compete for business that it believes will be profitable. Such regulations would limit the ability of the Company, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.

          In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers' operations, the National


                                     10K-a15

Association of Insurance Commissioners ("NAIC") annually tests insurers' risk-based capital requirements. As of December 31, 2003, each insurer affiliated with the Company surpassed all standards tested by the formula applying risk-based capital requirements.

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

          The Terrorism Act requires the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. Under the Terrorism Act, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Act and that do not arise out of nuclear, biological or chemical agents.

          The impact of Sarbanes Oxley Act of 2002 on the Company and its corporate governance is continuing to be felt, as the Securities and Exchange Commission (the "SEC") implements regulatory changes to meet the obligations imposed on it by the Congress. Certain deadlines have been extended by the SEC which may mitigate the cost of compliance to a limited extent. In addition to complying with SEC and Congressional mandates, STFC also has to comply with new listing standards set forth in the Marketplace Rules of The NASDAQ Stock Market, Inc. ("NASDAQ") recently approved by SEC, which will contribute to an increase in expenses.

INVESTMENTS

          The Company's investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company's investment portfolio is managed separately from that of Mutual and its subsidiaries, and investment results are not shared by each of the Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for the Company and Mutual and its subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors.

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


                                     10K-a16

          Strategies as to specific investments can change depending on the Company's current federal tax position, market interest rates and general market conditions. The Company's fixed maturity investments are classified as available for sale and carried at fair market value, according to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed maturities classified as available for sale, totaled $1,421.4 million and $1,216.7 million at December 31, 2003 and December 31, 2002, respectively.

          At December 31, 2003 and 2002, respectively, the Company's equity portfolio is classified as available for sale and carried at fair market value that totaled $139.3 million and $53.7 million, respectively.

          The table below provides information about the quality and the scope of the Company's fixed maturity portfolio as of December 31, 2003:

                                Fair Market Value
(in thousands)                  % of Portfolio     Quality*   Amortized Cost   Fair Market Value
                               -----------------   --------   --------------   -----------------
Investment Grade -
   Corporates and Municipals          58.2%           AA+       $  775,105         $  827,715

U.S. Governments                       2.2%           AAA       $   29,156         $   30,848

U.S. Government Agencies              39.6%           AAA       $  555,316         $  562,849
                                     -----                      ----------         ----------

                                     100.0%                     $1,359,577         $1,421,412
                                     =====                      ==========         ==========

*As rated by Moody's Investors Service

----------

          The following table sets forth the Company's investment results for the periods indicated:

                                                    Year ended December 31
                                             -----------------------------------
(in thousands)                                  2003         2002         2001
                                             ----------   ----------   ---------
Average Invested Assets (1)                  $1,391,884   $1,210,641   $870,864

Net Investment Income (2)                    $   64,625   $   59,691   $ 47,375

Average Yield                                       4.6%         4.9%       5.4%

(1) Average of the aggregate invested assets at the beginning and end of each period, including interim quarter ends. Invested assets include fixed maturities at amortized cost, equity securities at cost, other invested assets at cost and cash equivalents.

(2) Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

----------

          For additional discussion regarding the Company's investments, see
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                     10K-a17

EMPLOYEES

          As of March 5, 2004, the Company had 2,060 employees. Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

AVAILABLE INFORMATION

          STFC's internet website address is www.stfc.com. Through this internet website (found under the "SEC Filings" link), STFC makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as soon as reasonably practicable after STFC electronically files such material with the SEC. Also available on its website is information pertaining to the Company's corporate governance, including amended and restated charters of each board of directors standing committee, amended and restated corporate governance guidelines and the Company's Amended and Restated Code of Business Conduct. For a free copy of the Form 10-K, write to Terrence L. Bowshier, Vice President, State Auto Financial Corporation, 518 East Broad Street, Columbus, Ohio 43215.

          Any of the materials the Company files with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

TENDER OFFER BY MINORITY SHAREHOLDER

          On August 20, 2003, Gregory M. Shepard, who owns approximately 5.1% of STFC's outstanding common shares, and his wholly owned corporation filed a Schedule TO with the SEC relating to a proposed tender offer to purchase 8.0 million of STFC's outstanding common shares at a price of $32.00 per share, subject to certain conditions (the "Shepard tender offer"). The Shepard tender offer was commenced on September 11, 2003, has been extended three times and currently is scheduled to expire at 5:00 p.m., New York City time, on April 9, 2004, unless further extended by Mr. Shepard. On September 1, 2003, STFC's Board of Directors and a special committee of its independent directors were informed that State Auto Mutual's Board of Directors, based on the unanimous recommendation of a special committee of its independent directors, had unanimously determined to: (1) oppose and reject the Shepard tender offer because it is not in the best interests of State Auto Mutual, its policyholders and its other constituencies; (2) decline and refuse to turn over control of State Auto Mutual and its affiliates, including STFC, to Mr. Shepard because the transfer of such control would not be in the best interests of State Auto Mutual, its policyholders, and its other constituencies; (3) decline and refuse to provide financing to Mr. Shepard or his company (Mr. Shepard and his company intend to have State Auto Mutual borrow at least $256 million through the issuance of surplus notes to finance the Shepard tender offer); and (4) vote State Auto Mutual's common shares of STFC against approval of the Shepard tender offer if submitted to a vote of STFC's shareholders. On September 1, 2003, STFC's Board of Directors and a special committee of its independent directors met and each unanimously determined that the Shepard tender offer was impossible to complete because certain essential conditions of the tender offer could not be met and that the Shepard tender offer is illusory. STFC's Board of Directors has unanimously recommended to STFC's shareholders that they reject the Shepard tender offer and not tender their shares to Mr. Shepard or his company pursuant to the Shepard tender offer. The foregoing discussion of the Shepard tender offer is not intended to be complete. For complete information concerning the Shepard tender offer and its terms and conditions, persons should read the Schedule TO, as amended, filed by Mr. Shepard and his company with the SEC, which is available at no charge on the SEC's website at http://www.sec.gov. Persons may also obtain at no charge the STFC Board's recommendation statement on Schedule 14D-9, as amended, at the SEC's website described above. The information contained in the Schedule TO and the information contained in the
Schedule 14D-9 are not a part of this Form 10-K.


                                     10K-a18

EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Executive Officer and                  Principal Occupation(s)               An Executive Officer
   Position(s) with Company     Age(1)        During the Past Five Years           of the Company Since (2)
-----------------------------   ------        --------------------------           ------------------------
Robert H. Moone,                  60     Chairman of the Board of STFC and                     1991
   Chairman, President and               Mutual, 1/1/01 to present; Chief
   Chief Executive Officer               Executive Officer of STFC and Mutual,
                                         5/99 to present; President of STFC and
                                         Mutual, 5/96 to present; Executive Vice
                                         President, 11/93 to 5/96 and prior
                                         thereto Vice President of STFC and
                                         Mutual

Mark A. Blackburn,                52     Senior Vice President of STFC and                     1999
   Senior Vice President                 Mutual, 3/01 to present; Vice President
                                         of STFC and Mutual, 8/99 to 3/01;
                                         Executive Vice President of Grange
                                         Mutual Casualty Insurance Company, 4/96
                                         to 4/99; and for more than five years
                                         prior thereto, Vice President of
                                         General Reinsurance Corporation

Steven J. Johnston,               44     Senior Vice President of STFC and                     1994
   Senior Vice President,                Mutual, 8/99 to present; Treasurer and
   Treasurer and Chief                   Chief Financial Officer of STFC and
   Financial Officer                     Mutual, 4/97 to present; Vice President
                                         of STFC and Mutual, 5/95 to 8/99

John R. Lowther,                  53     Senior Vice President of STFC and                     1991
   Senior Vice President,                Mutual, 3/01 to present; Secretary and
   Secretary and                         General Counsel of STFC, 5/91 to
   General Counsel                       present and of Mutual 8/89 to present;
                                         Vice President of STFC, 5/91 to 3/01
                                         and of Mutual 8/89 to 3/01

Terrence L. Bowshier,             51     Vice President of STFC and Mutual, 5/91               1991
   Vice President                        to present

James E. Duemey,                  57     Vice President and Investment Officer                 1991
   Vice President                        of STFC and Mutual, 5/91 to present
   and Investment Officer

William D. Hansen,                37     Vice President of Mutual, 3/00 to                     2000
   Vice President                        present; Vice President of STFC, 5/00
                                         to present; Assistant Vice President of
                                         Mutual, 5/95 to 3/00

Steven R. Hazelbaker,             48     Vice President of Mutual, 6/01 to                     2001
   Vice President                        present; Vice President of STFC, 6/01
                                         to present; CFO and Treasurer of MIGI
                                         and Meridian Mutual, 1994 to 6/01; Vice
                                         President of MIGI and Meridian Mutual,
                                         1995 to 6/01

Noreen W. Johnson,                55     Vice President of STFC and Mutual, 3/98               1998
   Vice President                        to present; Assistant Vice President of
                                         Mutual, 3/97 to 3/98; employee of
                                         Mutual since 9/92

Robert A. Lett,                   64     Vice President of STFC, 3/98 to                       1994
   Vice President                        present; Vice President of Mutual, 2/88
                                         to present

John B. Melvin,                   54     Vice President of STFC, 3/98 to                       1994
   Vice President                        present; Vice President of Mutual,
                                         11/93 to present; and prior thereto an
                                         officer of Mutual

Cathy B. Miley, (3)               54     Vice President of STFC, 3/98 to                       1995
   Vice President                        present; Vice President of Mutual, 3/95
                                         to present; Assistant Secretary of
                                         Mutual, 8/92 to 3/95


                                     10K-a19

Name of Executive Officer and                  Principal Occupation(s)               An Executive Officer
   Position(s) with Company     Age(1)        During the Past Five Years           of the Company Since (2)
-----------------------------   ------        --------------------------           ------------------------

Richard L. Miley, (3)             49     Vice President of STFC, 3/98 to                       1995
   Vice President                        present; Vice President of Mutual, 5/95
                                         to present; Assistant Vice President of
                                         Mutual, 8/87 to 5/95

Paul E. Nordman                   46     Vice President of Mutual, 3/04 to                     2004
   Vice President                        present; Vice President of STFC, 3/04
                                         to present; Assistant Vice President of
                                         Mutual 7/95 to 3/04

John M. Petrucci,                 45     Vice President of Mutual, 3/00 to                     2000
   Vice President                        present; Vice President of STFC, 5/00
                                         to present; employee of Mutual since
                                         9/96

Cynthia A. Powell,                43     Vice President of Mutual, 3/00 to                     2000
   Vice President                        present; Assistant Vice President, 8/96
                                         to 3/00; Vice President of STFC, 5/00
                                         to present; Assistant Vice President of
                                         STFC, 4/97 to 5/00; employee of Mutual
                                         since 6/90

(1)  Age is as of March 15, 2004.

(2) Each of the foregoing officers has been designated by the Company's Board of Directors as an executive officer for purposes of Section 16 of the Securities Exchange Act of 1934.

(3)  Richard L. Miley and Cathy B. Miley are husband and wife.

ITEM 2. PROPERTIES

          The Company shares its operating facilities with Mutual pursuant to the terms of the 2000 Management Agreement. The Company's corporate headquarters are located in Columbus, Ohio, in buildings owned by Mutual that contain approximately 280,000 square feet of office space. The Company and Mutual also own or lease other office facilities in numerous locations throughout the State Auto Group's geographical areas of operation.

ITEM 3. LEGAL PROCEEDINGS

INSURANCE BUSINESS

          The Company is a party to a number of lawsuits arising in the ordinary course of its insurance business. Management of the Company believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on the financial condition of the Company.

MINORITY SHAREHOLDER LITIGATION--OHIO

          On June 30, 2003, STFC and Mutual filed a complaint against Gregory M. Shepard, who owns approximately 5.1% of STFC's outstanding common shares, in the United States District Court, Southern District of Ohio, Eastern Division, seeking injunctive relief on a variety of claims, including enjoining Mr. Shepard from making material misrepresentations and omissions in his Schedule 13D filings with the SEC and from violating federal securities laws. The factual basis for this suit related to a series of press releases and Schedule 13D filings made by Mr. Shepard regarding proposals or purported offers to purchase certain amounts of STFC's common shares and to take control of STFC and Mutual. On August 25, 2003, STFC and Mutual amended their original complaint against Mr. Shepard to seek injunctive relief on additional claims, including enjoining Mr. Shepard from making material misrepresentations and omissions in connection with the Shepard tender offer and from illegally tipping persons with material, nonpublic information concerning the Shepard tender offer. On October 16, 2003, STFC and Mutual


                                     10K-a20
dismissed, without prejudice, this action against Mr. Shepard in light of the United States District Court's dismissal of Mr. Shepard's lawsuit against STFC, Mutual, and their respective directors, discussed in the following paragraph.

          On August 21, 2003, one day after Mr. Shepard and his company filed a Schedule TO with the SEC (see "Tender Offer by Minority Shareholder" in Item 1 "Business"), they filed a complaint against STFC, Mutual, and their respective directors in the United States District Court, Southern District of Ohio, Eastern Division, seeking (1) declaratory relief that STFC's directors and Mutual and its directors violated their respective fiduciary duties to Mr. Shepard, his company, and STFC's minority shareholders in their consideration of Mr. Shepard's prior proposals and were likely to engage in breaches of their respective fiduciary duties in their consideration of the proposed Shepard tender offer (which tender offer was not commenced until September 11, 2003) and
(2) injunctive relief to enjoin STFC, Mutual, and their respective directors and employees from taking actions which would have the effect of impeding or interfering with the Shepard tender offer. On October 15, 2003, the United States District Court dismissed this action against STFC, Mutual, and their respective directors based on a finding that the District Court lacked subject matter jurisdiction.

          On October 16, 2003, STFC, Mutual, and their respective directors filed a complaint against Mr. Shepard and his company in the Common Pleas Court of Franklin County, Ohio, seeking (1) declaratory relief that neither STFC, Mutual, nor their respective directors and officers owed or violated any fiduciary duties to Mr. Shepard, his company, or STFC's minority shareholders in responding to the Shepard tender offer; (2) declaratory relief that neither STFC nor its directors and officers have an obligation to call a meeting of shareholders under Ohio's Control Share Acquisition statute with respect to the Shepard tender offer; and (3) compensatory damages in favor of STFC and Mutual from Mr. Shepard and his company for knowingly making misrepresentations in connection with their control bid in violation of Ohio's control bid statute. On December 19, 2003, Mr. Shepard and his company filed an answer and counterclaim against STFC, Mutual, and their respective directors. Their counterclaim seeks
(1) a declaratory judgment requiring STFC to call a meeting of shareholders under Ohio's Control Share Acquisition statue with respect to the Shepard tender offer; and (2) injunctive relief to enjoin STFC, Mutual, and their respective directors and employees from taking actions that would have the effect of impeding or interfering with the Shepard tender offer. On December 22, 2003, STFC and Mutual filed a motion to expedite the trial on the declaratory judgment action. That motion was granted and the trial court has entered an order fixing a trial date in this action for early June of 2004. As of March 5, 2004, the case is currently in its discovery phase.

MINORITY SHAREHOLDER LITIGATION--INDIANA

          On July 27, 2001, Mr. Shepard and American Union Insurance Company("AUIC"), an Illinois insurance company owned by Mr. Shepard and his brother, Tracy Shepard, filed a complaint against STFC, Mutual, MIGI, and MIGI's former directors in the United States District Court for the Southern District of Indiana. The factual basis for this suit arises from the circumstances surrounding the merger of MIGI with and into a wholly owned subsidiary of Mutual (the "Merger"), which was effective June 1, 2001. In their complaint, Mr. Shepard and AUIC allege claims of (1) breach of fiduciary duty against the former MIGI directors for entering into the Merger; (2) breach of contract against STFC and Mutual with respect to a confidentiality agreement, dated September 29, 2000, between STFC and AUIC; and (3) tortious interference against MIGI and one of its former directors with respect to such confidentiality agreement. On December 3, 2003, the Court granted the request of Mr. Shepard and AUIC to voluntarily dismiss the claims of breach of fiduciary duty and tortious interference. Thus, the only remaining claim in this suit is for breach of the confidentiality agreement against STFC and Mutual. Mr. Shepard and AUIC are seeking yet-to-be-disclosed compensatory damages in this suit. As of March 5, 2004, the suit continues in its discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     10K-a21

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
        MATTERS

STOCK TRADING

          Common shares are traded in the Nasdaq National Market System under the symbol STFC. As of March 5, 2004, there were 902 shareholders of record of the Company's common shares.

MARKET PRICE RANGE, COMMON STOCK(1)

          Initial Public Offering -- June 28, 1991, $2.25(1). The high and low sale prices for each quarterly period for the past two years as reported by Nasdaq are:

     2003                                              HIGH      LOW    DIVIDEND
     ----                                              ----      ---    --------
First Quarter                                         $17.75   $14.96    $ 0.035
Second Quarter                                        $24.24   $16.59    $ 0.035
Third Quarter                                         $26.60   $21.45    $ 0.040
Fourth Quarter                                        $26.90   $22.50    $ 0.040

     2002
     ----
First Quarter                                         $17.25   $13.70    $0.0325
Second Quarter                                        $17.02   $14.33    $0.0325
Third Quarter                                         $16.82   $14.50    $0.0350
Fourth Quarter                                        $16.78   $12.67    $0.0350

          (1) Adjusted for stock splits.

          Additionally, see Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K Annual Report for a discussion of regulatory restrictions on the payment of dividends by the Company's insurance subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

          The Selected Consolidated Financial Data is as follows:



                                     10K-a22

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------------------------------------
                                          2003       2002     2001*    2000*   1999*   1998*    1997    1996   1995*    1994
                                        --------   -------   -------   -----   -----   -----   -----   -----   -----   -----
STATEMENT OF INCOME  DATA -
   GAAP BASIS:                                        (dollars and shares in millions, except per share data)
Earned premiums                         $  960.6     896.6     555.2   398.0   392.0   356.2   320.1   304.5   296.4   225.3
Net investment income                   $   64.6      59.7      47.4    38.9    34.3    32.5    31.1    29.9    28.5    22.2
Total revenues                          $1,041.7     967.5     623.3   462.8   440.9   402.1   363.0   345.1   333.5   254.4
Net income                              $   63.6      37.0      20.6    47.7    42.8    37.5    41.0    26.4    29.9    15.8
Earned premium growth                        7.1%     61.5      39.5     1.5    10.1    11.3     5.1     2.7    31.6    16.4
Return on average invested assets (1)        4.6%      4.9       5.4     5.5     5.4     5.7     6.2     6.4     6.4     6.4

BALANCE SHEET DATA  -
   GAAP BASIS:
Total investments                       $1,570.3   1,272.3   1,138.7   750.9   627.3   580.0   526.4   499.3   479.9   350.6
Total assets                            $1,836.7   1,593.0   1,367.5   898.1   759.9   717.5   664.4   605.4   579.2   487.3
Total notes payable                     $  161.2      75.5      45.5    45.5    45.5      --      --      --      --      --
Total stockholders' equity              $  542.3     463.8     400.2   386.1   317.7   340.8   297.3   247.6   225.8   175.9
Common shares outstanding                   39.6      39.0      38.9    38.6    38.3    42.0    41.8    41.4    41.2    40.9
Return on average equity (2)                12.6%      8.6       5.2    13.6    13.0    11.8    15.0    11.0    14.9     9.0
Debt to stockholders' equity                29.7%     16.3      11.4    11.8    14.3      --      --      --      --      --

PER COMMON SHARE DATA -
   GAAP BASIS:
Basic EPS(3)(4)                         $   1.62      0.95      0.53    1.24    1.05    0.89    0.99    0.64    0.73    0.39
Diluted EPS (3)(4)                      $   1.58      0.93      0.52    1.21    1.03    0.87    0.97    0.63    0.72    0.39
Cash dividends per share(3)             $   0.15      0.14      0.13    0.12    0.11    0.10    0.09    0.08    0.07    0.06
Book value per share(3)                 $  13.71     11.89     10.28   10.01    8.29    8.11    7.11    5.98    5.48    4.29
Common Share Price
   High                                 $  26.90     17.25     17.80   18.00   13.88   20.00   16.25    9.25    8.75    5.00
   Low                                  $  14.96     12.67     12.30    7.13    8.88   11.44    8.13    6.50    4.58    4.17
   Close at December 31                 $  23.34     15.50     16.24   17.88    9.13   12.38   16.13    9.00    8.67    4.75
Close price to basic EPS                   14.41x    16.32     30.64   14.41    8.70   13.91   16.29   14.06   11.88   12.18
Close price to book                         1.70x    1.30      1.58    1.79    1.10    1.53    2.27    1.51    1.58    1.11

GAAP RATIOS: (5)
Loss and LAE ratio                          67.8      72.9      76.9    68.4    67.5    68.0    65.1    72.3    68.3    74.9
Expense ratio                               30.4      29.5      30.1    30.0    28.5    29.3    29.5    28.2    29.5    28.4
Combined ratio                              98.2     102.4     107.0    98.4    96.0    97.3    94.6   100.5    97.8   103.3

STATUTORY RATIOS: (5)
Loss and LAE ratio                          67.9      73.1      77.4    68.5    67.4    68.4    65.2    72.7    68.6    74.5
Expense ratio                               30.7      29.2      27.8    27.0    29.5    29.4    28.9    27.3    31.0    28.2
Combined ratio                              98.6     102.3     105.2    95.5    96.9    97.8    94.1   100.0    99.6   102.7
Industry combined ratio(6)                 101.1     107.4     115.9   110.4   108.1   106.0   101.6   105.8   106.4   108.4
Net premiums written to surplus(7)           1.9x      2.6       1.8     1.3     1.5     1.6     1.7     1.9     2.1     1.8

(1)  Invested assets include investments and cash equivalents.

(2) Net income less preferred share dividends, if any, divided by average common stockholders' equity.

(3) Earnings per share (EPS) adjusted for 1998 2-for-1 and 1996 3-for-2 common stock split effected in the form of a stock dividend.

(4) The earnings per share amounts prior to 1998 have been restated as required to comply with SFAS No. 128.

(5) GAAP ratios are computed using earned premiums for both the loss and LAE ratio and the expense ratio, and include the effect of eliminations in consolidation. The statutory expense ratio is computed using net written premiums. The Company uses the statutory combined ratio to compare its results to the industry statutory combined ratio as there is no industry GAAP combined ratio available.

(6) The industry combined ratios are from A.M. Best. The 2003 industry combined ratio is preliminary.

(7) The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures the Company's statutory surplus available to absorb losses.

* Reflects change in Pooling Arrangement, effective October 1, 2001, January 1, 2000, 1999, 1998 and 1995.


                                     SCFD-1

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

          State Auto Financial Corporation ("State Auto Financial" or "STFC") and its wholly owned subsidiaries are collectively referred to herein as the "Company." The Company is a member of the State Auto Group, (defined below), that writes personal and commercial insurance through approximately 22,400 independent insurance agents associated with approximately 3,400 agencies in 26 states and the District of Columbia. The State Auto Group operates primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states. State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company ("Mutual"), an Ohio domiciled property and casualty insurer and member of the State Auto Group. Mutual is one of only 15 companies in the United States that has received A.M. Best's A+ or higher rating every year since 1954.

          State Auto Financial provides personal and commercial insurance to the standard insurance market through the following principal wholly owned insurance subsidiaries, collectively referred to as the "STFC Pooled Companies":

     -    State Auto Property and Casualty Insurance Company ("State Auto P&C")

     -    Milbank Insurance Company ("Milbank")

     -    Farmers Casualty Insurance Company ("Farmers") and

     -    State Auto Insurance Company of Ohio ("SA Ohio").

          The STFC Pooled Companies' principal lines of business include:

     -    Personal and commercial automobile

     -    Homeowners

     -    Commercial multi-peril

     -    Workers' compensation

     -    General liability

     -    Fire

          State Auto Financial also provides personal automobile insurance to the nonstandard insurance market through the following principal wholly owned insurance subsidiaries:

     -    State Auto National Insurance Company ("SA National") and

     -    Mid-Plains Insurance Company ("Mid-Plains").

The companies below are collectively referred to as the "Affiliates." Collectively, the Company and the Affiliates make up the "State Auto Group."

     Mutual and its wholly owned subsidiaries:

          -    State Auto Insurance Company of Wisconsin ("SA Wisconsin"),

          -    State Auto Florida Insurance Company ("SA Florida")

          - Meridian Insurance Group, Inc. ("MIGI") and its wholly owned subsidiaries:

                    -    Meridian Security Insurance Company ("Meridian
                         Security")

                    - Meridian Citizens Security Insurance Company ("Meridian Citizens")

                    -    Through an affiliation agreement with MIGI:

                         - Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual").


          Meridian Security, Meridian Citizens and Meridian Citizens Mutual are collectively referred to herein as the "Meridian Insurers."

          The STFC Pooled Companies participate in a quota share reinsurance pooling arrangement (the "Pooling Arrangement") with Mutual, SA Wisconsin and SA Florida (collectively the "Mutual Pooled Companies"). The Pooling Arrangement provides that the STFC Pooled Companies and the Mutual Pooled Companies cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages as outlined in the Pooling Arrangement.


                                     MD&A 1

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The following table sets forth a chronology of the participant and participant percentage changes that have occurred in the Pooling Arrangement since January 1, 2001:

                                                  Pooled Companies
                 ----------------------------------------------------------------------------------
                            STFC Pooled Companies                    Mutual Pooled Companies
                 -------------------------------------------   ------------------------------------
                  State                          SA     Sub                SA         SA       Sub
    Year *       Auto P&C   Milbank   Farmers   Ohio   Total   Mutual   Wisconsin   Florida   Total
    ------       --------   -------   -------   ----   -----   ------   ---------   -------   -----
1/1/2001-
9/30/2001           39         10        3        1      53     46          1         N/A       47
10/1/2001-2002      59         17        3        1      80     19          1         N/A       20
1/1/2003-2003       59         17        3        1      80     18.3        1         0.7       20

* Time period is for the year ended December 31, unless otherwise noted.
----------------
          On January 1, 2003, the Pooling Arrangement was amended to add SA Florida as a participant, but the Company's aggregate pooling participation percentage remained at 80%. Since SA Florida did not commence insurance operations until after January 1, 2003, there was no impact on the Company's books at January 1, 2003 relating to the foregoing Pooling Arrangement amendment.

          State Auto P&C provides employees to the Company and the Affiliates. This is contractually provided for under the following management and/or cost sharing agreements: 1) the "2000 Management Agreement" effective January 1, 2000, to which State Auto P&C, Mutual, SA National, Milbank, and SA Ohio are parties. After October 1, 2001, the 2000 Management Agreement became a pure cost sharing agreement, but prior thereto, this agreement provided for a management fee based on surplus which was paid by each managed company to State Auto P&C ;
2) the "Midwest Management Agreement" effective January 1, 2000 to which State Auto P&C, Mutual and SA Wisconsin are parties. This agreement provides for a management fee based on a percentage of direct written premiums collected by the Company for the services State Auto P&C provides; 3) the "MIGI Management Agreement," effective July 1, 2002, to which State Auto P&C, Meridian Security, Meridian Citizens, and Meridian Citizens Mutual are parties. This agreement provides for a management fee equal to a percentage of the allocable employee expenses attributable to the operations of these companies paid to the Company for the services State Auto P&C provides. Each of the foregoing management or cost sharing agreements also apportions among the parties the actual costs of the services provided. Effective January 1, 2002, all employees of MIGI became employees of State Auto P&C. In conjunction with this transaction, approximately $3.6 million in net plan benefit liabilities were transferred from MIGI to State Auto P&C.

          Wholly owned non-insurance subsidiaries (direct and indirect) of State Auto Financial include:

     -    Stateco Financial Services, Inc. ("Stateco")

     -    Strategic Insurance Software, Inc. ("S.I.S.")

     -    518 Property Management and Leasing, LLC ("518 PML")

          Stateco provides investment management services to the Company and Affiliates, which comprises the Company's investment management services segment. S.I.S. develops and sells software for the processing of insurance transactions, database management systems for insurance agents and electronic interfacing of information between insurance companies and agents. S.I.S. sells its services and products to the Affiliates and their agents, and S.I.S. also markets similar services and products to nonaffiliated insurers and their agencies. 518 PML is engaged in the business of owning and leasing real and personal property to the Affiliates. The members of 518 PML are State Auto P&C and Stateco. The results of operations of S.I.S. and 518 PML are not material to the total operations of the Company.

SIGNIFICANT TRANSACTIONS SUMMARY

          The following is a summary of significant transactions that occurred during 2001 through 2003 that will assist in the discussion of the Company's current period financial results:

          Effective June 1, 2001, Mutual merged with Meridian Mutual Insurance Company ("Meridian Mutual"), with Mutual continuing as the surviving corporation, and acquired MIGI. Effective July 1, 2001, the insurance business of the former


                                     MD&A 2

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

Meridian Mutual became part of the Pooling Arrangement and the STFC Pooled Companies assumed 53% of the Meridian Mutual business on this same date. Concurrent with this transaction, the STFC Pooled Companies received cash of $6.4 million and fixed maturities totaling $109.7 million, which related to the additional net insurance liabilities assumed by the STFC Pooled Companies on July 1, 2001. The business of the former Meridian Mutual includes both standard and nonstandard personal lines and standard commercial lines. The principal lines of business include standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance.

          As the former Meridian Mutual standard and nonstandard business was written and processed through the Meridian underwriting and claims system platform, management monitored this business as a separate segment from the State Auto standard and nonstandard business. Monitoring of these segments separately was necessary in order to facilitate the integration of the business as these new policies and renewals were converted to the State Auto systems platform through which State Auto contract forms, pricing, underwriting, and claims philosophies were fully implemented. With the addition of the former Meridian Mutual business to the Pooling Arrangement in 2001, the Company renamed the two insurance segments that existed prior to 2001 to be the "State Auto standard segment" and the "State Auto nonstandard segment" and the former Meridian Mutual business to be the "Meridian standard segment" and the "Meridian nonstandard segment." Due to the integration efforts by management, along with the Meridian nonstandard segment no longer meeting the quantitative thresholds for segment reporting, beginning with the first quarter of 2003, this segment's business was included in the State Auto nonstandard segment. The 2002 and 2001 disclosures have been revised to reflect this change. Likewise, the Meridian standard business, beginning with the first quarter of 2004, will be included in the State Auto standard segment.

          Effective October 1, 2001, the 2000 Management Agreement was amended to eliminate the management and operations services fee charged by State Auto P&C to participants to the agreement, including Mutual. As a result of the loss of this income, substantially all of State Auto P&C's management services income was eliminated at that time. Consequently, beginning with the first quarter 2002, the "management and operations services" segment is included in the "all other" category for segment reporting, as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment. See "Reportable Segments" included herein and footnote 15 regarding the Company's operating segments in the consolidated financial statements of the Company.

          The Pooling Arrangement was amended, effective October 1, 2001, such that the STFC Pooled Companies' aggregate participation was increased from 53% to 80%. In conjunction with this change in pool participation, the STFC Pooled Companies received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed by the STFC Pooled Companies on October 1, 2001.

          For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (the "Stop Loss") with the STFC Pooled Companies. Under the Stop Loss, Mutual agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's quarterly statutory loss and loss adjustment expense ratio (the "Pool loss and LAE ratio") was between 70.75% and 80.00% (after the application of all available reinsurance), Mutual reinsured the STFC Pooled Companies 27% of the Pooling Arrangement's losses in excess of a Pool loss and LAE ratio of 70.75% up to 80.00%. The STFC Pooled Companies were responsible for their share of the Pooling Arrangement's losses over the 80.00% threshold. Also, Mutual had the right to participate in the profits of the Pooling Arrangement. Mutual assumed 27% of the Pooling Arrangement's underwriting profits attributable to Pool loss and LAE ratios less than 69.25%, but more than 59.99%. The Stop Loss arrangement expired at December 31, 2003.

          On May 22, 2003, STFC Capital Trust I, State Auto Financial's Delaware business trust subsidiary ("Capital Trust"), issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033. On November 13, 2003 State Auto Financial issued $100.0 million unsecured 6.25% senior notes. State Auto Financial used the proceeds from these debt instruments to contribute additional paid in capital to its insurance subsidiaries as follows: $39.0 million to State Auto P&C, $30.0 million to SA National and $15.0 million to Milbank. Milbank used the $15.0 million additional paid in capital contribution to repay its $15.0 million surplus note with Meridian Security. State Auto Financial also used these proceeds to repay $15.0 million of its bank debt and invested the remaining amount in fixed maturity and equity securities.


                                     MD&A 3

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

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

          Losses and loss expenses payable are management's best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company's reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months, are case reserved at that time. Although management uses many resources to calculate reserves, there is no method for determining the exact ultimate liability.

          Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates, and accordingly, the actual realizable value may vary from the estimated realizable value.

          Pension and postretirement benefit obligations are long term in nature and require significant management judgment in estimating the factors used to determine these amounts. Management, along with its defined benefit consulting actuary, reviews these factors, including the discount rate and expected long term rate of return on plan assets among other factors. Because these obligations are based upon significant management estimates which could change given available information, the ultimate benefit obligation could be different than the amount estimated.

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

          The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment that requires significant management judgment. Among the factors management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, and overall market conditions. When a security in the Company's investment portfolio has been determined to have a decline in fair value that is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

          As part of the Company's management of its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements in connection with the issuance of its $100.0 million 6.25% senior notes. The interest rate swap agreements are the only derivative contracts to which the Company is party and are accounted for in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires all derivatives to be recorded at fair value on the consolidated balance sheet.


                                     MD&A 4

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          At the time a derivative contract is entered into, the Company formally documents and designates the derivative as either a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not have any derivative contracts hedging foreign currencies or derivative contracts held for speculative purposes. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

          Changes in fair value of derivatives designated as cash flow hedges, to the extent effective, are recorded in net unrealized gains/losses on derivatives, a separate component of accumulated other comprehensive income. Amounts are reclassified to earnings from accumulated other comprehensive income when the underlying hedged item impacts earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings which are offset to the extent the derivative was affected by changes in fair value of the hedged item.

          See a discussion of other factors that may have an impact on management's best estimates at "Impact of Significant External Factors" included herein.

RESULTS OF OPERATIONS

SUMMARY

          The following table summarizes for the years ended December 31, 2003, 2002 and 2001 certain key performance indicators used to manage the operations of the Company:

                                                            December 31
                                                  ------------------------------
(dollars in thousands)                               2003        2002     2001
GAAP Basis:                                       ----------   -------   -------
-----------
Total revenue                                     $1,041,696   967,479   623,272
Net income                                        $   63,622    36,995    20,615
Stockholders' equity                              $  542,291   463,769   400,193
Loss and LAE ratio *                                    67.8      72.9      76.9
Expense ratio *                                         30.4      29.5      30.1
Combined ratio                                          98.2     102.4     107.0
Catastrophe loss and LAE  points*                        6.8       5.6       4.4
Premium earned growth                                    7.1%     61.5      39.5
Investment yield                                         4.6%      4.9       5.4

Statutory Basis:
----------------
Net premiums written to surplus**                        1.9x      2.6       1.8

*    defined below

** The Company uses the statutory net premiums written to surplus ratio because there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures the Company's statutory surplus available to absorb losses.
-----------------------
          During 2003, the Company attained record level net income while also incurring record level catastrophe losses. The combined ratio improvements are the direct result of management's obtaining adequate cost based rates across all lines of business, re-underwriting the former Meridian Mutual business applying State Auto underwriting guidelines along with terminating unprofitable Meridian programs. Management of the Company continues to focus on growing premiums without compromising profitability. The Company's investment yield has declined consistent with the decrease in long term interest rates. The Company invests for yield while maintaining a conservative approach for principal preservation. During 2003, the Company debt issuance, net of debt repayments, was $85.5 million. The net proceeds of debt were used by State Auto Financial to contribute additional paid in capital to certain of its insurance subsidiaries to strengthen the statutory surplus


                                     MD&A 5

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

position for support of continued premium growth and for general corporate purposes. See below for additional discussion of the Company's operations.

2003 COMPARED TO 2002

          Net income before federal income taxes for the Company increased $45.5 million (120.0%) to $83.3 million in 2003 from 2002. The most significant factors contributing to this increase were an improvement in the Company's loss experience from 2002 along with growth in earned premium. The Company's GAAP loss and LAE ratio (defined below) reflected a 5.1 point improvement in 2003 from 2002, despite the largest catastrophe loss event in Company history occurring in May 2003. While all insurance segments reflected an improvement in underwriting results from 2002, the most significant improvement was within the Meridian standard segment.

          Consolidated earned premiums increased $64.0 million (7.1%) to $960.6 million in 2003 from 2002. This increase was primarily the result of premium rate increases across all lines of business (see earned premium table below). The State Auto standard segment contributed a 14.0% increase to consolidated earned premiums in 2003 from 2002, while the State Auto non-standard segment contributed a 1.0% increase to consolidated earned premiums in the same period. Contributing also to the State Auto standard segment's increase was the migration of the Meridian standard segment's policies to the State Auto systems platform. These increases in earned premiums were partly offset by two factors: declines in the Meridian standard segment and an increase in premiums ceded to Mutual under the Stop Loss. The Meridian standard segment declined 6.7 points in 2003 from 2002. Contributing to this segment's decrease are the following: re-underwriting the policies migrating on renewal to the State Auto systems platform, as well as the non-renewal of policies due to significant rate increases and underwriting action taken that management believed were necessary to improve the underwriting performance of the Meridian book of business. The integration also includes the migration of Indiana business to affiliate companies outside the Pooled Companies. During the years 2003 and 2002, the STFC Pooled Companies ceded a total of $12.8 million and $1.4 million, respectively, in earned premiums to Mutual in accordance with the Stop Loss arrangement. The effect of the increased premiums ceded reduced consolidated earned premium by 1.2% in 2003 from 2002 (premiums ceded were 1.4% and 0.2% of consolidated earned premium for the years 2003 and 2002, respectively). The Stop Loss arrangement ended on December 31, 2003 and was not renewed. See the Stop Loss discussion below regarding loss and loss adjustment expense cession.

          The following table summarizes the consolidated earned premiums by segment and by line of business for the years ended December 31, 2003 and 2002:

                                            December 31, 2003                                  December 31, 2002
                             ----------------------------------------------   --------------------------------------------
                               State                                           State
(dollars in thousands)       Auto (1)   Meridian (1)    Total    % of Total   Auto(1)   Meridian(1)    Total    % of Total
                             --------   ------------    -----    ----------   -------   -----------    -----    ----------
   Standard
Auto - personal              $337,548      28,374      365,922        38      281,373      56,908     338,281        38
Auto - commercial              84,541      15,130       99,671        10       74,764      22,304      97,068        11
Homeowners                    134,001      14,593      148,594        16      112,351      21,159     133,510        15
Commercial multi-peril         60,819      18,405       79,224         8       50,306      25,942      76,248         8
Workers' compensation          24,141       8,458       32,599         3       23,236      16,081      39,317         4
Fire and allied lines          65,850         806       66,656         7       57,310       1,095      58,405         7
Other & products liability     54,882       1,326       56,208         6       49,233       1,834      51,067         6
Miscellaneous personal
   & commercial                26,571       2,856       29,427         3       24,602       4,542      29,144         3
      Total Standard          788,353      89,948      878,301        91      673,175     149,865     823,040        92

Nonstandard Auto (2)         $ 82,267          --       82,267         9       73,555          --      73,555         8
                                                       -------       ---                              -------       ---
   Grand Total                     --          --      960,568       100           --          --     896,595       100
                                                       =======       ===                              =======       ===

(1) State Auto standard segment and Meridian standard segment, respectively

(2)  State Auto nonstandard segment
------------------------------

                                     MD&A 6

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          As reflected in the table above, earned premiums increased from year to year across almost all lines of business, with the exception of workers' compensation. Overall the composition of the Company's book of business did not change significantly from year to year, with the standard auto - personal line continuing to be the Company's most significant line of business.

          In the past 18-24 months, the Company took necessary and in some cases significant rate increases, particularly within the Meridian book, in almost all lines of business. The Company expects to be able to implement smaller rate increases in 2004 than it had implemented during 2001 and 2003. This is expected to affect earned premium growth in the years following the implementation of these increases. In fact, within the last year, the industry has been experiencing a leveling of rate increases and in some cases certain lines have experienced modest rate decreases. Management continues to emphasize that it will not compromise profitability for top line growth and will continue to focus on maintaining its underwriting consistency through all industry cycles.

          Net investment income increased $4.9 million (8.3%) to $64.6 million in 2003 from 2002. This increase was the result of an increase in invested assets generated by cash flow provided from operations and financing, partly offset by a decline in the investment yield. Total cost of invested assets at December 31, 2003 and 2002 was $1,529.7 million and $1,302.0 million, respectively. Invested assets are comprised of total investments and cash equivalents. Reflecting a decline in the interest rate environment, the annualized investment yields based on average invested assets at cost decreased to 4.6% in 2003 from 4.9% in 2002. The Company manages its investment portfolio to maximize after tax profits. With the Company's improving loss experience throughout 2003, management began allocating a higher proportion of new monies to tax exempt securities in the fourth quarter of 2003. This reallocation of new monies is expected to result in lower pre-tax investment yields but higher after tax investment income than if the Company continued with the portfolio allocation of 2003. See further discussion regarding investments at the "Liquidity and Capital Resources," "Investments" and "Market Risk" sections, included herein.

          Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 67.8% and 72.9% for the years 2003 and 2002, respectively. See the Stop Loss discussion above regarding earned premiums cessions. For the years 2003 and 2002, the STFC Pooled Companies ceded a total of $5.6 million and $8.8 million, respectively, in losses and loss adjustment expenses to Mutual in accordance with the Stop Loss arrangement. The net effect of the earned premium and losses and loss adjustment expenses cessions under the Stop Loss increased the GAAP loss and LAE ratio by 0.3 points in 2003 and decreased the GAAP loss and LAE ratio by 0.9 points in 2002.

          For the years 2003 and 2002, catastrophe claims contributed 6.8 and
5.6 points, respectively, to the consolidated GAAP loss and LAE ratio. Catastrophe losses discussed herein are as designated by Insurance Services Office's Property Claim Services ("PCS") unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. High winds, tornadoes, hail, lightning and resulting fires caused damage in 17 of the Company's 26 operating states between May 2 and May 11, 2003 ("CAT 88"). Claims resulting from CAT 88 totaled $39.6 million or 4.1 GAAP loss and LAE points for the year 2003. In terms of dollars, Cat 88 is the largest catastrophe loss event in State Auto history. The second most costly catastrophe loss event occurred in the second quarter of 2002, from a widespread series of storms that included a tornado in the community of La Plata, Maryland ("CAT 61"). Claims resulting from CAT 61 totaled $27.5 million or 3.1 GAAP loss and LAE points for the year 2002. As discussed below, each of the Company's insurance operating segments was impacted by these catastrophe losses.


                                     MD&A 7

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The following table summarizes the consolidated GAAP loss and LAE ratio by line of business for the years ended December 31, 2003 and 2002, respectively. The Standard results reflect the combined State Auto and Meridian standard segments:

                                                                       (improve)
Consolidated                                          2003   2002   deteriorate
------------                                          ----   ----   -----------
   Standard
Auto - personal                                       66.6   68.8       (2.2)
Auto - commercial                                     53.3   66.5      (13.2)
Homeowners                                            75.0   85.1      (10.1)
Commercial multi-peril                                80.6   89.9       (9.3)
Workers' compensation                                 93.0   83.7        9.3
Fire and allied lines                                 60.8   58.9        1.9
Other & products liability                            67.6   77.7      (10.1)
Miscellaneous personal
 & commercial                                         28.3   35.5       (7.2)
   Total Standard                                     67.1   72.5       (5.4)

Nonstandard Auto                                      75.6   77.8       (2.2)

   Consolidated                                       67.8   72.9       (5.1)

          As noted in the above table, all lines of business contributed to the
5.1 GAAP loss and LAE improvement in 2003 from 2002, except for workers' compensation and fire and allied lines which combined represent 10% of total earned premiums in 2003. Company management monitors all lines of business paying particular attention to auto - personal, homeowners and workers' compensation due to the significance these lines have on the profitability of the Company. The auto - personal line continues to be the most significant line of business and therefore has the greatest influence on net income. The homeowners line of business is the Company's second largest (see earned premium table above). The loss experience in this line was adversely affected in the last two years by the increased severity of storms; however, due to management's efforts, its GAAP loss and LAE ratio improved by 10.1 points in 2003 from 2002. Workers' compensation continues to be the Company's most volatile line of business due to the risks insured. Workers' compensation results have been volatile both for the Company and the industry and can have a significant adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. As a result of management's conservative approach, workers' compensation represents 3% of total earned premium. Management continually monitors these lines in an effort to obtain adequate cost based rates and write the risks that it believes are more likely to produce an underwriting profit for the Company.

          The following table summarizes the State Auto standard segment GAAP loss and LAE ratio by line of business for the years ended December 31, 2003 and 2002, respectively:

                                                                       (improve)
State Auto Standard                                    2003   2002   deteriorate
-------------------                                   -----   ----   -----------
Auto - personal                                        66.2   67.5      (1.3)
Auto - commercial                                      54.0   63.5      (9.5)
Homeowners                                             76.5   81.1      (4.6)
Commercial multi-peril                                 69.7   80.9     (11.2)
Workers' compensation                                 100.9   84.4      16.5
Fire and allied lines                                  60.7   58.8       1.9
Other & products liability                             64.4   78.8     (14.4)
Miscellaneous personal
 & commercial                                          26.5   30.0      (3.5)
   Total State Auto Standard                           66.1   69.4      (3.3)


                                     MD&A 8

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The State Auto standard segment's GAAP loss and LAE ratio improved 3.3 points in 2003 from 2002, despite being impacted by the record level catastrophe losses described above. For the years 2003 and 2002, catastrophe losses represent 7.3 and 5.7 points, respectively, of which Cat 88 accounted for 4.4 points of the 2003 total catastrophe points and Cat 61 accounted for 3.1 points of the 2002 total catastrophe points. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved 4.9 points in 2003 from 2002. This improvement reflects the Company's continual emphasis on strict underwriting, which includes taking necessary and appropriate rate increases across most lines of business.

          The State Auto nonstandard segment's GAAP loss and LAE ratio improved
2.2 points in 2003 to 75.6 from 77.8 in 2002 (see the Consolidated GAAP loss and LAE ratio table above, nonstandard auto line). The 2003 and 2002 catastrophe losses represent 1.4 points and 0.8 point, respectively, of the foregoing GAAP loss and LAE ratio. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved 2.8 points in 2003 from 2002. This improvement was primarily driven by significant underwriting action and rate level improvement on the former Meridian nonstandard segment private passenger auto book of business. Management implemented corrective rate increases on the business that continued to renew on the Meridian systems platform. In addition, all new nonstandard private passenger auto business produced by the former Meridian Mutual agents is now written through the SA National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and "point-of-sale" underwriting tools. Management continually monitors this segment's underwriting performance, as it is typically a more volatile line of business than the standard segment, paying particular attention to rate adequacy and risk selection in states and agencies with unusually high premium written growth. Kentucky, this segment's largest state of operation, had experienced significant written premium growth over the last year, but with unacceptable underwriting results. The Company has terminated or suspended eleven fast growing, but extremely unprofitable, nonstandard auto oriented agencies in Kentucky. While this action adversely affected this segment's premium growth, it is expected to improve long term underwriting results.

          The following table summarizes the Meridian standard segment GAAP loss and LAE ratio by line of business for the years ended December 31, 2003 and 2002, respectively:

                                                                       (improve)
Meridian Standard                                    2003    2002   deteriorate
-----------------                                   -----   -----   -----------
Auto - personal                                      71.9    75.1       (3.2)
Auto - commercial                                    49.3    76.5      (27.2)
Homeowners                                           61.2   106.5      (45.3)
Commercial multi-peril                              116.6   107.5        9.1
Workers' compensation                                70.5    82.7      (12.2)
Fire and allied lines                                74.3    60.8       13.5
Other & products liability                          199.3    50.0      149.3
Miscellaneous personal
 & commercial                                        44.6    65.4      (20.8)
   Total Meridian Standard                           76.4    85.9       (9.5)

          The Meridian standard segment's GAAP loss and LAE ratio improved 9.5 points in 2003 from 2002, despite also being impacted by the catastrophe losses described above. For 2003 and 2002, catastrophe losses represent 7.6 and 7.0 points, respectively, of which Cat 88 accounted for 4.5 points and Cat 61 4.0 points of the 2003 and 2002 total catastrophe points, respectively. Absent the impact of catastrophe losses, this segment's GAAP loss and LAE ratio improved
10.1 points in 2003 from 2002.

          During the year 2003 this segment continued to improve from 2002 despite experiencing several large commercial multi-peril and other liability losses. Note that the "other and products liability" line is approximately 1.5% of this segment's 2003 book of business - see earned premium table above. These continued improvements are a direct result of management's efforts that began in 2001 to obtain adequate cost based rates, re-underwrite the business applying the State Auto underwriting guidelines and terminate unprofitable programs. The Meridian integration is proceeding according to plan. The business written on the historic Meridian platform is being systematically renewed on the State Auto platform. Management is striving to retain the risks that it believes have the greatest profit potential for the Company. Due to the integration efforts by management, along with this segment no longer meeting the quantitative thresholds for separate


                                     MD&A 9

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

segment reporting, beginning with the first quarter of 2004, the Meridian standard business will be included in the State Auto standard segment.

          Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), were 30.4% and 29.5% for the years 2003 and 2002, respectively. One factor contributing to the 0.9 point increase is the Company cession of earned premium under the Stop Loss, which was $12.8 million and $1.4 million in 2003 and 2002, respectively. These earned premium cessions under the Stop Loss increased the Company's GAAP expense ratio by 0.4 point and less than
0.1 point for the years 2003 and 2002, respectively. The Stop Loss agreement terminated December 31, 2003 and was not renewed. Certain significant variable expenses that are tied directly to the Company's insurance operation's profitability also contributed to the increased GAAP expense ratio. These are the Company's profit sharing plans, the Quality Performance Bonus ("QPB") that covers substantially all employees and the Quality Performance Agreement or contingent commission agreement ("QPA") which is available to substantially all the Company's agents. QPA was 1.6 points and 1.2 points within the GAAP expense ratio in 2003 and 2002, respectively. QPB was 0.8 point and 0.2 point within the GAAP expense ratio in 2003 and 2002, respectively. Excluding the Stop Loss, QPA and QPB effects, the GAAP expense ratio would have been 27.6% and 28.0% for the years 2003 and 2002, respectively. Management reviews the QPB plan and the QPA annually to determine the appropriateness of each bonus' formula. Any increase in the expense ratio is difficult to accept, but the fact is, that the increase seen this year is largely the result of the Company's profitable underwriting operations, as discussed above. Notwithstanding these directly profit driven expense increases, expense control has been and remains one of the critical elements of the Company's success, and the importance of this is regularly communicated to all employees.

          Interest expense increased $1.3 million (55.9%) to $3.6 million in 2003 from 2002. This increase was the result of the additional net $85.5 million of debt obtained as of December 31, 2003 from December 31, 2002 (see discussion included in Liquidity and Capital Resources), partly offset by a decline in the interest rate on the $45.5 million line of credit with Mutual.

          Other expense, as a percentage of earned premiums, was 1.2% and 1.1% for the years 2003 and 2002, respectively. The increase in 2003 other expense is primarily attributable to the legal and other related costs incurred by the Company related to the tender offer initiated by Gregory M. Shepard and his wholly owned company, and other proposals from Mr. Shepard that preceded the tender offer. See Part I, Item 3. Legal Proceedings included within this Form 10-K.

          The effective tax expense rate for the years 2003 and 2002 were 23.8% and 2.1%, respectively. Improvement in the Company's 2003 underwriting results along with an increase in net realized gains on investments and the gradual shift in increasing the fixed maturity portfolio from tax-exempt to taxable securities from 2002 contributed to the tax expense rate increase. Management believes the existing level of pre-tax earnings is sufficient to generate future taxable income to realize the deferred tax assets.

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


                                     MD&A 10

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The internal decline of the Meridian standard and nonstandard segments decreased consolidated earned premiums 4.2%. This decrease was expected, given the corrective actions taken by management in both these segments, which actions included appropriate and necessary rate increases in almost every line of business. Additionally, one of the more significant actions taken within the Meridian standard segment was the discontinuance in late 2000 of the Group Advantage(R) Program which had generated substantial underwriting losses for Meridian Mutual. The last Group Advantage(R) policy on the books terminated January 2003. Regarding the Meridian nonstandard segment, in addition to taking significant corrective rate action, beginning in late 2001, the Company implemented an integration plan to write all new nonstandard auto business produced by the former Meridian Mutual agents through the State Auto nonstandard segment, specifically through National on the National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and "point-of-sale" underwriting tools. The order of integration had been prioritized such that the states with the most need for profit improvement migrated to National first. All Meridian nonstandard auto new business is now being written through the State Auto nonstandard segment. The business that remains within the Meridian nonstandard segment is expected to decrease given this segment's historically low retention rate as well as the Company's continuing to take appropriate rate increases. Fourth quarter 2002 earned premiums for the Meridian nonstandard segment comprised 0.5% of total consolidated earned premiums versus 1.8% in the same 2001 period. Consequently, beginning with the first quarter 2003, the Meridian nonstandard auto business was included in the State Auto nonstandard segment category.

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


                                     MD&A 11

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the 2002 and 2001 periods, respectively, except for the Meridian segments for 2001, which is for the six month period ended December 31, 2001:

GAAP Loss and LAE Ratio                                            2002    2001
-----------------------                                            ----   -----
State Auto standard segment                                        69.4    65.9
State Auto nonstandard segment                                     77.8    91.4
Meridian standard segment                                          85.9   139.3
Total GAAP Loss and LAE Ratio                                      72.9    76.9


          The State Auto standard segment GAAP loss and LAE ratio increased in 2002 to 69.4 from 65.9 in 2001. Catastrophe losses represented 5.7 points of this segment's loss results for 2002 compared to 4.4 points for 2001. With the significant increase in new business policy count came an increase in claim submissions. While general inflation has been relatively modest for the past several years, price inflation on goods and services for which insurance pays, such as medical care and repairs to automobiles and buildings, exceeded the rate of overall inflation and adversely impacted the GAAP loss and LAE ratio. The Company has reacted to this inflationary trend by filing more aggressive, cost-based, rate increases. Also contributing to the current year deterioration in the GAAP loss and LAE ratio were restrictions on the use of credit scoring in some states where the Company does business. To the extent these limitations result in higher loss ratios, the actuarial rate indications will increase resulting in larger rate increases being sought. The Company is also reviewing its credit scoring models to ensure that the premium rate derived from the model continues to accurately reflect the loss experience associated with each particular credit score range.

          Representing approximately 42% of this segment's business, personal automobile has over the last five years yielded loss results better than industry average, and in fact, has produced combined ratios of less than 100.0%. While the current year results are expected again to better industry average, this line of business did experience deterioration in its current year loss ratio, specifically within the auto liability and no fault lines, which management believes is due at least in part to increasing rates of inflation applicable to the health care sector of the U.S. economy and an increased volume of new business, as noted above. Adverse loss results on workers' compensation, commercial multi peril and other liability lines of business, which collectively represents approximately 18.2% of this segment's business, also contributed to the current year loss result increase. The Company is taking substantial and necessary rate increases in rate per exposure across these lines of business. Workers' compensation continues to be one of the most volatile lines that the Company provides, and for this reason the Company has always maintained a particularly conservative posture on pricing in this line.

          The State Auto nonstandard segment, which now includes the former Meridian nonstandard segment, GAAP loss and LAE ratio improved in 2002 to 77.8 from 91.4 in 2001. This segment was significantly impacted by the former Meridian nonstandard segment case reserve strengthening that occurred during the second half of 2001. Also largely contributing to the current year loss results improvement were the substantial policy rate increases the Company implemented in 2001 and 2002 in the former Meridian nonstandard segment. This segment experienced more volatility in 2002, especially in those states experiencing substantial premium growth due to policy count increases. As described above, contributing to this growth has been the addition of National's product to agents who wrote the former Meridian Mutual's nonstandard auto business. While nonstandard automobile tends to be a more volatile line of business than standard automobile, management continually monitors this segment's premium rate adequacy. Management has been paying particular attention to the adequacy of these rates in these growth states, as well as risks written in certain agencies, and is reacting accordingly by increasing rates and working with those agencies regarding risk selection.

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


                                     MD&A 12

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

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

REPORTABLE SEGMENTS

          At December 31, 2003, the Company's reportable segments are: State Auto standard insurance, State Auto nonstandard insurance, Meridian standard insurance, and investment management services. Due to the integration efforts by management, along with this segment no longer meeting the quantitative thresholds for segment reporting within the Meridian nonstandard business, beginning with the first quarter of 2003, the Meridian nonstandard business was included in the State Auto nonstandard segment. The 2002 and 2001 disclosures have been revised to reflect this change. Likewise, the Meridian standard business, beginning with the first quarter of 2004, will be included in the State Auto standard segment. The profits (losses) of these segments are monitored by management on an unconsolidated basis, as reflected in footnote 15, Reportable Segments, in the Company's consolidated financial statements and therefore do not reflect adjustments for transactions with other segments or realized gains or losses on sales of investments.

          The following table reflects segment profit (loss) for the years ended 2003, 2002, and 2001, respectively:

(in thousands)                                        2003      2002      2001
                                                    -------   -------   -------
State Auto standard insurance                       $57,323    37,537    45,664
State Auto nonstandard insurance                      6,632     4,075    (4,555)
Meridian standard insurance                           3,489   (15,376)  (44,397)
Investment management services                        7,424     6,402     5,965
All other                                             2,224     1,916    16,326
                                                    -------   -------   -------
   Total segment profit                             $77,092    34,554    19,003
                                                    =======   =======   =======

          The increase in the Company's 2003 profits within the State Auto standard and nonstandard insurance segments is primarily due to an improvement in these segments' current year loss experience as discussed at "2003 Compared to 2002" in "Results of Operations." The improved loss experience in 2003 in these segments reflects the Company's continual emphasis on strict underwriting, which includes taking necessary and appropriate rate increases. The decrease in the Company's 2002 profit within the State Auto standard insurance segment is primarily due to an increase in this segment's loss experience as discussed at "2002 Compared to 2001" in "Results of Operations." For the State Auto nonstandard insurance segment in 2002, increased earned premium growth, as well as an increase in the net investment income, despite deterioration in its loss results, contributed positively to this segment's profit. As discussed above, management continually monitors these segments' premium rate adequacy and seeks adequate cost-based rates.

          The Company's 2003 profit within the Meridian standard insurance segment is due to an improvement in this segment's current year loss experience as discussed at "2003 Compared to 2002" in "Results of Operations." The improved loss experience in 2003 in this segment is evidence of the Company's successful integration efforts that began in 2001 to obtain adequate cost based rates, re-underwrite the business within State Auto underwriting guidelines and terminate unprofitable programs. Comparison of the Meridian standard segment profit (loss) results of 2002 with that of 2001 was affected by the reserve strengthening that occurred during the second half of 2001.

          The increase in segment profit of the investment management segment in 2003, 2002 and 2001 was the result of this segment providing its services to the Meridian Insurers beginning June 1, 2001 and the continued investment portfolio fair


                                     MD&A 13

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

value growth of the State Auto Group. This segment's revenue is based on the average fair value of the portfolio of the companies managed. During these years, the investment management segment profit increased as managed invested assets increased.

          The increase in segment profit of the 2003 all other category is due to an increase in the State Auto P&C management fee earned from management agreements that are described at "Overview." The management fee increased because of the increase in direct written premiums collected under the Midwest Management Agreement and the increase of allocable employee expenses under the MIGI Management Agreement. Beginning with the first quarter of 2002, the former management and operations services segment is now included in the all other category for segment reporting as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment. All other segment profits, including management and operations services, decreased in 2002 and 2001. The termination of the service fee under the 2000 Management Agreement was due to the resolution of the disagreement between the Company and Ohio Department of Insurance regarding the service fee paid by Mutual to the Company in 2001. See discussion at "significant transactions" and "2002 Compared to 2001" in "Results of Operations." For additional information on the Company's reportable segments, see footnote 15 on "Reportable Segments" in the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income, sales of investments and the maturity of fixed maturity investments. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

          Overall net cash provided by operating activities was $138.0 million in 2003, $126.6 million in 2002 and $63.5 million in 2001. The increase in 2003 is attributable to improved underwriting cash flow, partly offset by an increase in cash paid on estimated federal income taxes and a cash contribution to the Companies defined benefit pension plan (the "Plan") (see discussion below). The increase in 2002 is largely attributable to the prior year changes to the Pooled Subsidiaries participation in the Pooling Arrangement. In the second half of 2001, the Pooled Subsidiaries received cash of $8.6 million and fixed maturities of $346 million from Mutual as a result of adding the Meridian Mutual business to the Pooling Arrangement and changing the pooling participation percentage of the Pooled Subsidiaries from 53% to 80%. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing increased opportunities for investment.

          During 2003, as permitted by IRS Regulations, the Company contributed $4.6 million in cash to the Company's Plan on behalf of its employees. This is the first year since 1997 that management has been permitted under applicable rules to make a tax deductible contribution to the Plan. During the years when the Company was permitted to make plan contributions, it was the practice of management to contribute the maximum possible as permitted under IRS Regulations. This historic practice faired well for the Company in the past several years, as many companies with defined benefit plans experienced additional minimum liability recognition. In 2004 it is expected the Company will be impacted for the first time in years by a net periodic cost within the Plan of approximately $1.5 million. While management acknowledges that the net periodic benefit the Company recognized in recent years has not been at the levels it experienced in the late 1990s through 2002, it has not impacted the profitability of the Company. As the Company continues to be permitted to make contributions, it is management's intent to make the maximum contribution to the Plan for the benefit of its employees. For 2004, it is estimated that the maximum Plan contribution will again be approximately $4.0 million.

          Total net cash used in investing activities was $280.2 million during 2003, $85.6 million during 2002 and $55.3 million in 2001. The 2003 cash used in investing activities reflects the increase in cash flow provided by improved operating activities and the increase in cash flow provided by financing activities discussed below. The 2002 and 2001 years' investing activity was reflective of the cash flow generated from operations discussed above. During 2002 the Company experienced fluctuating activity within its fixed maturity portfolio. Call activity in 2002 continued in response to the declines in the interest rate environment. While the Company continued to focus its attention on improving the loss results of the Meridian book of business, which has put upward pressure on the Company's overall loss experience in recent years, the Company increased


                                     MD&A 14

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

its sale activity of its fixed maturities in an effort to increase its taxable position in its investment portfolio. Monies generated from the call and sale activity have been reinvested at lower yielding rates.

          Overall net cash provided by financing activities was $86.2 million in 2003, $25.0 million in 2002 and $0.5 million in 2001. Net cash provided by financing activities increased during 2003 and 2002 primarily due to net proceeds from issuance of debt (see discussion below), partly offset by payments of dividends and to re-purchase Company common shares.

          Mutual, whose ownership in State Auto Financial is approximately 66%, has waived its right to receipt of the dividends declared by State Auto Financial since 1994 in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in support of underwriting operations which in turn is expected to increase the statutory surplus of Mutual. In years before 2002, prior to the declaration of each dividend by State Auto Financial, Mutual's directors reviewed the facts and circumstances then present in deciding whether to waive such dividend. Beginning in 2002, the issue of the waiver of Mutual's dividend on its shares of State Auto Financial was referred to the standing Independent Committee of the Board of Directors of Mutual (the "Standing Independent Committee"). It met and determined that it would review dividend waiver decisions on an annual basis. For the years 2002 and 2003, the Standing Independent Committee decided to waive Mutual's dividends that might be declared by the Board of Directors of State Auto Financial in order to take better advantage of the investment opportunity State Auto Financial represents for Mutual. At March 8, 2004, the Standing Independent Committee had not made a determination regarding whether or not it will waive Mutual's right to receipt of State Auto Financial dividends for 2004. The timing for this determination has been moved from March to August to coincide with the timing of the historical dividend increase date. At a board meeting on March 5, 2004, the Board of Directors of Mutual extended the dividend waiver decision made by the Standing Independent Committee in March of 2003 to apply to dividends that may be declared in March and May of 2004. The Standing Independent Committee intends to complete its analysis of the dividend waiver for the period of August 2004 to August 2005 prior to the board meeting in August of 2004.

          Impacting cash provided by financing activities during 2003, 2002 and 2001 was State Auto Financial's Board of Directors' approving plans to repurchase shares of its common stock from the public. In March 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to December 31, 2003. During 2003 and 2002, the Company repurchased 45,000 and 393,000 shares from the public for a total of $729,000 and $6.3 million, respectively. Impacting cash used in financing activities during 2001 was a 2000 stock repurchase plan approved to purchase up to 1.0 million of State Auto Financial's common stock from the public ending December 31, 2001 (the "2000 Repurchase Plan"). In 2001, the Company repurchased approximately 25,000 shares from the public for a total of $388,000.

          In conjunction with a 1999 Repurchase Plan, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million. The interest rate is adjustable annually on each January 1 to reflect adjustments in the then current prime lending rate less 1.75 points, as well as State Auto Financial's current financial position. The interest rate was 2.5%, 3.0% and 7.75% for 2003, 2002 and 2001, respectively. Beginning January 1, 2004, the interest rate on this credit agreement is 2.25%. Principal is due upon demand, with final payment to be received on or prior to December 31, 2005.

          On May 22, 2003, STFC Capital Trust I, State Auto Financial's Delaware business trust subsidiary, issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.34% for the period August 24, 2003 through November 23, 2003, adjusted to 4.63% for the period November 24, 2003 through February 23, 2004). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company's adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are no longer consolidated within the accompanying financial statements of the Company. See additional discussion below included in New Accounting Standards.


                                     MD&A 15

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

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

          The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness. As sponsor of the Capital Trust, State Auto Financial incurred security issuance cost related to the Trust Preferred Capital Securities and Subordinated Debentures of $535,000. In July 2003, State Auto Financial used the proceeds from the Subordinated Debentures to make a $15.0 million cash capital contribution to SA National (see discussion below).

          On November 13, 2003, State Auto Financial issued $100.0 million unsecured senior notes bearing interest fixed at 6.25% due November 15, 2013. Interest on the notes is payable May 15 and November 15 of each year beginning May 15, 2004. The notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries' existing and future indebtedness. State Auto Financial may redeem the notes in whole at anytime or in part from time to time at State Auto Financial's option, on at least 30 but not more than 60 days' prior written notice, at a redemption price equal to the greater of the principal amount of such notes being redeemed on the redemption date or the make whole amount, based on U.S. Treasury rates as defined by the note, plus in each case, accrued and unpaid interest, if any, on the notes to the redemption date. The notes issued contain certain covenants as defined in the notes, which among other things, limit State Auto Financial and its subsidiaries' ability to issue indebtedness secured by the capital stock of certain State Auto Financial subsidiaries and sell the capital stock of certain State Auto Financial subsidiaries. The notes also contain a covenant that requires State Auto Financial to take certain actions in the event it engages in mergers, consolidations or sales of all or substantially all of the assets and prohibits it from engaging in such transaction if State Auto Financial is in default under the notes. State Auto Financial incurred approximately $1.5 million in issuance cost related to the senior notes.

          On October 1, 2003 State Auto Financial entered into an interest rate swap contract for a notional amount of $25.0 million as a hedge on the ten year treasury rate in connection with the forecasted issuance of the senior notes. The swap contract was designated as a cash flow hedge and settled on November 6, 2003, the pricing date of the senior notes, with the Company receiving $811,000. The gain has been recorded in accumulated other comprehensive income and is being accreted into interest expense as the underlying interest expense is recognized for the senior notes.

          On November 6, 2003 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to six month LIBOR plus 1.25 percent with LIBOR to be determined the last day of each interest reset period (total 2.47% at December 31, 2003). The swap contract was designated as a fair value hedge to protect against changes in fair value of the senior notes. At December 31, 2003 the fair market value of the fixed to floating interest rate swap was $485,000 of which $229,000 related to net accrued interest to be received and reduced reported interest expense in the period.


                                     MD&A 16

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          State Auto Financial used the senior notes proceeds to contribute additional paid in capital to its subsidiaries as follows: $39.0 million to State Auto P&C, $15.0 million to National (in addition to the $15.0 million contributed from the Trust Securities mentioned above) and $15.0 million to Milbank. See further discussion below regarding the leverage ratio. State Auto Financial also used the senior notes proceeds to repay $15.0 million of bank debt. See further discussion below regarding bank debt. State Auto Financial retained the balance for general corporate purposes and has since invested these funds in fixed maturities and common stocks.

          Milbank used the $15.0 million additional paid in capital contribution from State Auto Financial to repay its surplus note. On September 30, 2002, Milbank had entered into a $15.0 million surplus contribution note with Meridian Security. Subject to the condition described below and other terms of the note, the maturity date was September 30, 2012. The interest rate was equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (4.59%) and was adjustable October 1, 2007, to the then current U.S. Treasury ten-year note yield plus 100 basis points for the remaining term of the note. Interest was accrued, but all payments of principal or interest may be made only with the prior written approval of the South Dakota Director of Insurance, Milbank's domiciliary state. Upon receipt of written approval by the South Dakota Director of Insurance, Milbank repaid its surplus note, including interest, in December 2003.

          As discussed above, State Auto Financial used proceeds from the senior notes to repay its $15.0 million bank debt in December 2003. On December 23, 2002, State Auto Financial entered into a 364 day $15.0 million term loan note agreement with a bank. Interest adjusted quarterly and accrued based on LIBOR plus 75 basis points (2.15% at December 31, 2002).

          The Company has generated substantial earned premium growth which has required capital resources. Earned premiums through the State Auto Pool increased significantly beginning in July 2001 with the addition of the former Meridian Mutual business. Also increasing earned premiums significantly was the October 1, 2001 pooling change from 53% to 80%. During the years 2003, 2002 and 2001 earned premiums increased, 7.1%, 61.5% and 39.5%, respectively, from the preceding year. At December 31, 2003 and 2002, all of the Company's insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

          The National Association of Insurance Commissioners ("NAIC") utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools is 12 key financial ratios that have come to be known in the insurance industry as the "IRIS" ratios. IRIS ratios are derived from financial statements prepared on a statutory accounting basis, which are accounting practices prescribed or permitted by the insurance department with regulatory authority over the Company's insurance subsidiaries. A "defined range" of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring its operating performance on a statutory accounting basis, the net written premium to statutory surplus ratio (the "leverage ratio") is monitored to ensure that each of the Company's insurance subsidiaries continues to operate within the "defined range" of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio.

          In the case of SA National and Mid-Plains, both nonstandard auto insurers that write lines of business that are generally short tail in nature and with generally lower amounts of coverage applicable, there is relatively less loss exposure to the premium than is generally the case with other lines of business that are written for higher limits and for which losses develop over long periods of time, such as workers' compensation or other liability. In sum, a higher premium to surplus ratio with a non standard auto insurer is not necessarily indicative of dangerous financial conditions as might be the case with another type insurer.


                                     MD&A 17

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The statutory leverage ratios for the Company at December 31, 2003 and 2002 are as follows:

                                                                     December 31
                                                                    -----------
Statutory Leverage Ratios(1)                                        2003   2002
----------------------------                                        ----   ----
                                                                       (to 1)
State Auto P&C                                                       1.9    2.6
Milbank                                                              2.0    2.4
Farmers and subsidiary Mid-Plains                                    1.8    2.3
SA Ohio                                                              1.7    1.8
SA National                                                          1.5    4.4
   Weighted Average                                                  1.9    2.6

     (1) The Company uses the statutory leverage ratio as there is no comparable GAAP measure. This ratio measures the company's statutory surplus available to absorb losses.

          These improvements are due to a combination of the capital contributions made by State Auto Financial (State Auto P&C $39.0 million and SA National $30.0 million) from proceeds of the debt securities issued in 2003, improvement in the underwriting operations for the year 2003 of each company, as well as effective January 1, 2003, the reserving process for statutory reporting began anticipating salvage and subrogation recoverable for each company. Under generally accepted accounting principles, the reserving process has historically anticipated salvage and subrogation recoverable. Management believes these leverage ratios at December 31, 2003 indicate the financial strength of the Company and its position to support future premium growth.

          On March 5, 2004, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.04 per common share, payable on March 31, 2004, to shareholders of record on March 19, 2004. This is the 51st consecutive cash dividend declared by State Auto Financial's Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for twelve consecutive years.

          The maximum amount of dividends that may be paid to State Auto Financial during 2004 by its insurance subsidiaries without prior approval under current law is limited to $52.7 million. The Company is required to notify the insurance subsidiaries' respective State Insurance Commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer's surplus is not reasonable in relation to the insurer's outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

OTHER DISCLOSURES

REINSURANCE ARRANGEMENTS

          The State Auto Group companies are participants in a catastrophe reinsurance program. The amount retained by the State Auto Group is $40.0 million for each occurrence. For up to $80.0 million in losses, excess of $40.0 million, traditional reinsurance coverage is provided.

          State Auto P&C assumes catastrophe reinsurance from the State Auto Group, in exchange for a premium paid by each reinsured company, in the amount of $100.0 million excess of $120.0 million to reduce their loss exposure per catastrophe. This layer of $100.0 million in excess of $120.0 million has been excluded from the Pooling Arrangement. There have been no losses assumed under this agreement.

          To provide funding if the State Auto Group was to incur catastrophe losses in excess of $120.0 million, State Auto Financial has continued a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the "Lenders") to provide up to $100.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company ("SPC"), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares, thereby


                                     MD&A 18

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

preserving the statutory surplus of State Auto P&C. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding. This funding arrangement, if exercised, would have the impact of adding up to $100.0 million in additional debt to the Company while providing needed cash to pay claims, while at the same time preserving the investment portfolio of the Company in the short term.

          State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2003, there has been no adverse development of the liability.

INVESTMENTS

          Stateco performs investment management services, which comprises the investment management services segment, on behalf of the Company and Mutual and its subsidiaries. The Investment Committee of each insurer's Board of Directors sets investment policies to be followed by Stateco.

          The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturity securities are categorized as available for sale and are carried at fair value. At December 31, 2003, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

          The following table provides information regarding the quality distribution of the Company's fixed maturity portfolio at December 31, 2003:

                                                        Percentage   Quality(1)
                                                        ----------   ----------
Corporate and Municipal Bonds                               58.2         AA+
U.S. Governments                                             2.2         AAA
U.S. Government Agencies                                    39.6         AAA
                                                           -----
   Total                                                   100.0
                                                           =====

(1) As rated by Moody's Investors Service
--------------------------------
          Despite the volatility in the equity market during 2003, the Company continued its direction of moderately increasing its equity portfolio investments to enhance growth of statutory surplus over the long term. Gains and losses on the sale of equity securities are computed using the first-in, first-out method. The Company's current investment strategy does not rely on the use of derivative financial instruments.

          At December 31, 2003 all investments in fixed maturity and equity securities were held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership and other investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income. Effective December 31, 2002, the Company transferred all of its investments previously classified as held to maturity to the available for sale category to align the investment portfolio with management's investment policy. For fixed maturities classified as held to maturity, unrealized holding gains or losses were not reflected in the accompanying consolidated financial statements; rather they were carried at amortized cost. Upon transfer of the held to maturity investments to available for sale at December 31, 2002, the held to maturity investments' amortized cost, fair value and net unrealized gain were $19.1 million, $20.4 million and $1.3 million, respectively. Other comprehensive income of $0.8 million, net of $0.5 million deferred taxes, was recognized upon transfer.


                                     MD&A 19

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The following table provides the composition of the Company's investment portfolio at December 31, 2003 and 2002, respectively:

(dollars in thousands)                         2003                 2002
                                        ------------------   -----------------
Fair value
Fixed maturities                        $1,421,412    90.5%  1,216,698    95.6%
Equity securities                          139,257     8.9%     53,710     4.2%
Other invested assets                        9,643     0.6%      1,908     0.2%
                                        ----------   -----   ---------   -----
   Total investments                    $1,570,312   100.0%  1,272,316   100.0%
                                        ==========   =====   =========   =====

          The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, and overall market conditions. When a security in the Company's investment portfolio has been determined to have a decline in fair value that is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

          During 2003 the Company recognized realized losses of $289,000 related to other than temporary impairments. The Company reviewed its investments at December 31, 2003, and determined no additional other than temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At December 31, 2003, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2003.

          The following table provides detailed information on the Company's investment portfolio for its gross unrealized gains and losses, adjusted for investments with other than temporary impairment at December 31, 2003:

(dollars in thousands)                               Gross        Gain        Gross        Loss
                                       Cost or    unrealized     number    unrealized     number
December 31, 2003                     amortized     holding        of        holding        of
Investment Category                     cost         gains     positions     losses     positions   Fair value
                                     ----------   ----------   ---------   ----------   ---------   ----------
Fixed Maturities
U.S. Treasury securities &
   obligations                       $  366,513      7,984         98         1,801         24         372,696
States & political subdivisions         676,468     46,485        333           596         17         722,357
Corporate securities                     98,637      6,807         44            86          2         105,358
Mortgage-backed securities of U.S.
   Gov. Agencies                        217,959      4,726         58         1,684         24         221,001
                                     ----------     ------        ---         -----        ---       ---------
   Total fixed maturities             1,359,577     66,002        533         4,167         67       1,421,412
                                     ----------     ------        ---         -----        ---       ---------
Equity Securities
Technologies                             10,270      2,346          7            --         --          12,616
Pharmaceuticals                          17,692      2,095          7           661          3          19,126
Financial services                       36,086      5,166         18           323          5          40,929
Manufacturing & other                    56,977     10,176         36           567          8          66,586
                                     ----------     ------        ---         -----        ---       ---------
   Total equity securities              121,025     19,783         68         1,551         16         139,257
                                     ----------     ------        ---         -----        ---       ---------

Other invested assets                     9,485        164          1             6          1           9,643
                                     ----------     ------        ---         -----        ---       ---------

   Total                             $1,490,087     85,949        602         5,724         84       1,570,312
                                     ==========     ======        ===         =====        ===       =========


                                     MD&A 20

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are summarized as follows:

                                                          Amortized      Fair
(in thousands)                                              Cost        Value
                                                         ----------   ---------
Due in 1 year or less                                    $    3,796       3,966
Due after 1 year through 5 years                             44,395      47,213
Due after 5 years through 10 years                          326,563     341,483
Due after 10 years                                          771,941     812,961
                                                         ----------   ---------
   Subtotal                                               1,146,695   1,205,623
Mortgage-backed securities                                  212,882     215,789
                                                         ----------   ---------
   Total                                                 $1,359,577   1,421,412
                                                         ==========   =========

          Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

          Included in the 2003 realized losses of equity securities below, was $289,000 recognized related to other than temporary impairment on four equity positions, of which all four equity positions were held at December 31, 2003. Included in the 2002 realized losses of equity securities below, was $2.2 million ($329,000 on equity securities sold and $1.9 million on equity securities held at December 31, 2002) recognized related to other than temporary impairment on five equity positions. The decline in the amount of other than temporary impairments from 2002 reflects the stock market recovery in 2003 and the Company's conservative investment strategy to invest for return while managing its principal loss risk. There were no individually material equity securities for which the Company recognized other than temporary impairments in 2003 and 2002. There was no other than temporary impairment of fixed maturities for 2003 and 2002. The individual circumstances impacting the other than temporary impairments recognized in 2003 and 2002 did not impact other investments.

          The securities sold during 2003 and 2002, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company.

Realized gains and losses are summarized as follows:

(in thousands)                                        Realized     Fair Value at
For the year ended December 31, 2003                Gains/Losses        Sale
                                                    ------------   -------------
Realized gains:
   Fixed maturities                                    $12,147        261,079
   Equity securities                                       723          2,758
                                                       -------        -------
Total realized gains                                    12,870        263,837
                                                       -------        -------

Realized losses:
   Fixed maturities                                        278         14,267
   Equity securities                                     1,969          3,375
                                                       -------        -------
Total realized losses                                    2,247         17,642
                                                       -------        -------

Net realized gains on investments                      $10,623        281,479
                                                       =======        =======


                                     MD&A 21

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

MARKET RISK

INVESTMENTS

          At December 31, 2003 total investments at fair value comprise approximately 86% of the Company's total assets. Of the total investments, 90% are invested in fixed maturities, 9% in equity securities, 1% in other invested assets. Cash and cash equivalents represent approximately 2% of the Company's total assets at December 31, 2003.

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

          The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. At December 31, 2003, the Company's fixed maturity portfolio had an average maturity of 9.5 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. As indicated in the table above, the fixed maturity portfolio is of high quality with all holdings in either Government obligations, municipal, or corporate obligations. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities at December 31, 2003, is presented in tabular form above.

          The Company's primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Related to the Company's investment portfolio, the Company has no exposure to foreign currency exchange rate risk nor does it rely on the use of derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company categorizes its fixed maturities as available for sale. Also, the Company does not maintain a trading portfolio.

          The Company's total investments at fair value grew approximately 23% during 2003 to $1,570.3 million at December 31, 2003 from $1,272.3 million at December 31, 2002. This growth was generated primarily from cash flow provided by operations and financing, and an increase in the unrealized gains on equity securities partly offset by a decrease in the unrealized gain on fixed maturity securities.

          The equity markets increased in 2003 after declining during 2002 and 2001, the first two year decline since the 1973 and 1974 bear markets. The Company's equity portfolio net unrealized gain increased $20.3 million to $18.2 million net unrealized gain at December 31, 2003 from a net unrealized loss position of $2.1 million at December 31, 2002.

          During 2003 the fixed maturity fair values decreased as the interest rate environment fluctuated. The Company's fixed maturity portfolio net unrealized gain decreased $5.6 million to $61.8 million net unrealized gain at December 31, 2003 from $67.4 million net unrealized gain at December 31, 2002.

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


                                     MD&A 22

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

                          PRINCIPAL AMOUNT MATURING IN:
                             (dollars in thousands)

                      2004     2005    2006     2007    2008    Thereafter     Total     Fair Value
                     ------   -----   ------   -----   ------   ----------   ---------   ----------
Fixed interest
   rate securities   $9,409   5,155   12,528   6,360   19,953    1,284,620   1,338,025   $1,421,412

Average
   Interest rate       7.22%   8.51     6.95    6.75     5.43         5.72%

          NOTES PAYABLE AND HEDGE

At December 31, 2003, the Company's notes payable and hedge are summarized as follows:

                                                                 December 31, 2003
                                                           -----------------------------
                                                           Carrying     Fair    Interest
(dollars in thousands)                                       Value     Value      Rate
                                                           --------   -------   --------
Senior notes due 2013: issued $100,000, November 2003
   with fixed interest                                     $100,256   100,512     6.25%
Subordinated debentures due 2033: issued $15,464, May
   2003 with variable interest adjusting quarterly           15,464    15,464     5.37%
Affiliate note payable due on demand prior to December
   31, 2005: issued $45,500, June 1999 with variable
   interest adjusting annually                               45,500    45,500     2.50%
                                                           --------   -------
   Total Notes Payable                                     $161,220   161,476       --
                                                           ========   =======

Hedge due 2013: notional amount issued $50,000, November
   2003, swaps fixed interest for variable interest
   adjusting quarterly (asset)                             $    485       485     2.47%

          Related to the Company's notes payable and fair value hedge, the Company's primary market risk exposure is to the change in interest rates and its credit rating. Based upon the notes payable cost at December 31, 2003, including the effect of the hedge, the Company has $110.9 million notes payable with variable interest and $50.0 million notes payable with interest fixed at 6.25%, which equates to approximately 69% variable interest debt and 31% fixed interest debt. The Company's decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates (b) anticipated future market interest rates (c) availability of fixed versus variable interest instruments and (d) its currently existing notes payable fixed and variable interest rate position. As noted above, the Company's notes payable mature staggered over the next 30 years due $45.5 million in 2005, $100.0 million in 2013 and $15.5 million in 2033.

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

          Management's best estimate ("MBE") for SA National, Mid-Plains and the STFC Pooled Companies share of the Pooled Companies loss and allocated loss adjustment expense reserve ("Loss and ALAE Reserve") at December 31, 2003, is $654 million compared with an actuarial point estimate of $647 million that is within a projected range of $617 million to $678 million. The actuarial point estimate and MBE are not materially different. These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies participation in the inter-company Pooling Arrangement. Therefore these values cannot be compared to other loss and loss


                                     MD&A 23

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

expenses payable tables included elsewhere within the Company's Form 10-K. Ranges provide a quantification of the variability in the reserve projections, while the point estimates establish a mean, or expected value for the ultimate reserve. The MBE of loss reserves considers the actuary's point estimate, or expected value, to be a reasonable and appropriate position within the range. The following table provides a reconciliation of MBE of the Company's direct Loss and ALAE Reserve to the Company's net loss and loss expenses payable at December 31, 2003. The STFC Pooled Companies net additional share of transactions assumed from Mutual through the Pooling Arrangement for the year 2003 has been reflected in the table below as Assumed by STFC Pooled Companies:

For the year 2003 and at December 31, 2003
------------------------------------------
Direct Loss and ALAE Reserve (1):                               (in thousands)

   STFC Pooled Companies, National and Mid-Plains                  $332,903
   Assumed by STFC Pooled Companies                                 321,378
                                                                   --------
Total direct loss and ALAE reserve                                  654,281
                                                                   --------
Direct  unallocated  loss adjustment expense ("ULAE") (1):
   STFC Pooled Companies, National and Mid-Plains                    19,435
   Assumed by STFC Pooled Companies                                  18,224
                                                                   --------
Total direct ULAE                                                    37,659
                                                                   --------
Direct salvage and subrogation recoverable:
   STFC Pooled Companies, National and Mid-Plains                   (16,671)
   Assumed by STFC Pooled Companies                                 (10,115)
                                                                   --------
Total direct salvage and subrogation recoverable                    (26,786)
                                                                   --------
Reinsurance recoverable                                             (14,236)
Assumed reinsurance                                                   3,457
Reinsurance assumed by STFC Pooled Companies                        (25,592)
                                                                   --------
Total losses and loss expenses payable, net of reinsurance
   recoverable on losses and loss expenses payable of $14,236      $628,783
                                                                   ========

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

----------

          The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience being different from historical data and trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

          In the preceding paragraphs the Company has offered a description of certain factors management considers in estimating the ultimate liability for losses and loss expenses. With respect to the auto line of business, which represents almost half of the Company's total reserves, perhaps the most significant external variable is legal developments. As discussed in "Impact of Significant External Factors" below, court decisions have a significant impact on the property and casualty insurance industry. Some of these decisions have a more prospective effect as, for example, when contract provisions relating to third party coverages are construed in ways not anticipated by the Company. Other court decisions may have more of a retroactive effect which may be seen more clearly in the auto insurance line. Auto insurance tends to be a line of business more regulated by statutes; consequently, the courts tend to have more of an opportunity to construe and apply those statutes to existing contracts. Uninsured motorists and underinsured motorists (collectively "UM") are statutory coverages in almost every state where the Company does business. When courts of appeal construe UM statutes adversely to the Company and the industry, the effect of that decision is typically retroactive, because, legally speaking, when the court interprets a statute it is as though the statute was always construed in the manner that the court determined. This retroactive effect is exacerbated in UM cases (and other first party coverage cases) because the statute of limitations applicable to UM claims and other first party coverages can be as long as 15 years. Claims that had been closed or not even presented, going


                                     MD&A 24

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

back as long as fifteen years, can be re-born by an adverse court decision. The Company considers the impact of adverse court decisions of which it has become aware when it sets ultimate loss and LAE reserves for auto insurance as well as other lines to the extent those lines may be retroactively affected by such matters.

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

          The following table presents the loss and loss expenses payable by major line of business at December 31, 2003 and 2002, respectively:

                                                                   %
(dollars in thousands)                        2003       2002    Change
                                            --------   -------   ------
Automobile - personal standard              $185,441   181,778     2.0%
Automobile - personal nonstandard             37,818    35,270     7.2
Automobile - commercial                       80,739    72,800    10.9
Homeowners and farmowners                     39,463    45,850   (13.9)
Commercial multi-peril                        89,209    77,018    15.8
Workers compensation                          81,696    77,801     5.0
Fire and allied lines                         14,338    14,416    (0.5)
Other liability and products liability        95,720    80,539    18.8
Miscellaneous personal & commercial lines      4,359     6,661   (34.6)
                                            --------   -------
Total losses and loss expenses  payable,
   net of  reinsurance recoverable  on
   losses and loss expenses payable of
   $14,236 and $8,825, respectively         $628,783   592,133     6.2%
                                            ========   =======

          Total net losses and loss expenses payable increased 6.2% at December 31, 2003 from 2002 which is consistent with the total earned premium increase of 7.1% during 2003 from 2002. Specifically, 2002 was a growth year for both written premium, along with exposure count, within the commercial lines of business. With this increased growth, the Company experienced more loss activity in 2003 which resulted in commensurate reserve growth throughout 2003. The current year development of the prior years' ultimate liability does not reflect any changes in the Company's fundamental claims reserving practices.

          A tabular presentation of the current year $1.8 million development broken down by accident year is shown below derived from the Company's 2002 and 2003, 10 year loss development tables, as presented in the Reserves section of the Company's Form 10-K, "Narrative Description of Business" section. The development is measured in dollars and as a percentage of the total December 31, 2003 net loss and loss expense payable:


                                     MD&A 25

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

                                          Current year                Percentage of
                                         development                   12/31/2003
                                    of ultimate liability          total net loss and
                      Accident            redundancy                  loss expenses
                        year             (deficiency)                    payable
                   --------------   ---------------------          ------------------
                                     (dollars in thousands)
                   1993 and prior          $(4,978)                      (0.84)%
                        1994                (1,189)                      (0.20)
                        1995                 8,547                        1.44
                        1996                (8,873)                      (1.50)
                        1997                (2,502)                      (0.42)
                        1998                   621                        0.10
                        1999                 1,986                        0.34
                        2000                (2,979)                      (0.50)
                        2001                (4,086)                      (0.69)
                        2002                15,240                        2.57
                                           -------                       -----
                        Total              $ 1,787                        0.30%
                                           =======                       =====

          In management's opinion, the 0.30% current year development, given the breakdown by accident year, is well within normal expectations for reserve development and claim settlement uncertainty.

CONTRACTUAL OBLIGATIONS

          At December 31, 2003, the Company had the following contractual obligations:

                                                                     Less                       More
                                                                    than 1     1-3     3-5     than 5
At December 31, 2003                                       Total     year     years   years    years
--------------------                                     --------   ------   ------   -----   -------
(in thousands)
Senior notes due 2013: issued $100,000, November 2003
   with fixed interest                                   $100,000     --         --     --    100,000
Subordinated debentures due 2033: issued $15,464, May
   2003 with variable interest adjusting quarterly         15,464     --         --     --     15,464

Affiliate note payable due on demand prior to December
   31, 2005: issued $45,500, June 1999 with variable
   interest adjusting annually                             45,500     --     45,500     --         --
                                                         --------            ------           -------

   Total Notes Payable                                   $161,220     --     45,500     --    115,464
                                                         ========            ======           =======

          Lease and other purchase obligations are allocated to the Company through the Pooling Arrangement.

NEW ACCOUNTING STANDARDS

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS Statement No. 123 Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement requires more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of this Statement and will adopt a transition method at the time when the FASB issues final guidance that is required to be adopted.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be


                                     MD&A 26

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. As a result of the Company adopting FIN 46, effective July 1, 2003, the financial operations of STFC Capital Trust I, the Company's Delaware business trust subsidiary (see "Liquidity and Capital Resource" above), are no longer consolidated within the accompanying financial statements of the Company. The net impact of the adoption of FIN 46, effective July 1, 2003, was a reclassification adjustment to eliminate the Capital Trust's capital securities of $15.0 million from notes payable and include State Auto Financial's investment of $464,000 in the common securities of Capital Trust in other invested assets and include $15.5 million principal amount of Floating Rate Junior Subordinated Debt Securities issued to the Capital Trust in notes payable.

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

IMPACT OF SIGNIFICANT EXTERNAL FACTORS

          Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to the limitations of modeling economic variables. General inflation, as measured by the CPI, has been relatively modest over the last several years; however, price inflation on the goods and services purchased by insurance companies in settling claims has been steadily increasing. In particular, repair costs for homes, autos, and commercial buildings, and medical care costs, have risen disproportionately over the last few years. The Company continues to adjust its pricing projections as loss cost trends change in order to ensure premiums keep pace with inflation in all lines of business.

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

          After credit scoring, the industry's use of which has been limited to varying extents by certain states' laws, the next most predictive underwriting report available to insurers is previous loss information. Third party vendors obtain loss information from insurers based on the insured, the vehicle and/or the property location. As insurers write new business the database is accessed to analyze any loss experience of the insured, vehicle and/or property location. Many times insurer's premium rates will be adjusted to reflect the loss experience accessed from these databases. In some cases the overall acceptability of the insured's application in the standard market may be determined by these reports. During 2002 and 2003, use of this loss information database product by the insurance industry as a predictive underwriting tool has been challenged by several west coast states and most recently in a few of the Company's states of operation. While it is too soon to determine states' reaction to the utilization of these database systems, any restrictive regulation of the full use of these


                                     MD&A 27

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

underwriting reports could have an adverse impact on the Company as it has utilized these database systems for several years as an underwriting tool. Since such regulation is applicable to all companies writing business which utilize these reports, the Company does not expect to suffer a competitive disadvantage.

          The impact of Sarbanes Oxley Act of 2002 is continuing to be felt, as the Securities and Exchange Commission ("SEC") implements regulatory changes to meet the obligations imposed on it by Congress. Certain deadlines have been extended by the SEC which may mitigate the cost of compliance to a limited extent. In addition to complying with the SEC and Congressional mandates, State Auto Financial also has to comply with new listing standards of the National Association of Securities Dealers ("NASD") recently approved by the SEC, which will contribute to an increase in expenses.

          The Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") established a temporary federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act, it must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury ("subject losses"). In the case of a war declared by Congress, only workers' compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the "Program") generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. The Company's deductible under this federal Program is approximately $22.3 million for 2004, subject to final rules to be established by the U.S. Treasury. Under the Terrorism Act, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Act and that do not arise out of nuclear, biological or chemical agents.

TRENDS AND UNCERTAINTIES

          Company management has identified certain trends and uncertainties that have the potential to significantly affect the Company and the property and casualty insurance industry:

     -    Increasing price competition

     -    Declining investment rate of return

     -    Volatile investment market

     - Increasing frequency and severity of storm losses, including catastrophes

     -    Increasing health care cost

     - Increasing consolidation of the property and casualty insurance industry

     -    Changing product distribution channels

     - New and changing insurance risks such as asbestos, mold, silica and acts of terrorism

     -    Business continuity planning

          Company management considers these trends and uncertainties, and others, in the management of the Company operations. Increasing price competition can have the effect of decreasing the rate of growth of earned premiums, if not decreasing earned premiums, as the Company's underwriting philosophy does not permit risk selection at a price below which management believes is adequate. The declining investment rate of return can decrease the rate of growth of, investment income as well as decrease, investment income and net income, as the Company invests for an adequate return with a focus on principal preservation risk. The volatile investment market and related investment valuation can affect the insurers' statutory surplus as the fair value of investments fluctuate. The increasing frequency and severity of storm losses and increasing health care costs can have the effect of increasing losses and decreasing operating profits. Management considers these trends and uncertainties in the writing and pricing of policies. Because of the Company's growth and planned greater geographic dispersion of risk, the loss ratio point impact of recent catastrophes has not been as severe as catastrophe losses several years ago that had fewer loss dollars associated with them. There continues to be consolidation within the property and casualty insurance industry which can increase competition by creating insurance companies with more resources and capital. As demonstrated over the years, the Company has acquired and successfully integrated insurance companies in the past and considers acquisition opportunities as they arise. The Company believes acquisitions
                                     MD&A 28

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

will be an important part of its growth strategies. Company management also monitors the changing product distribution channels, along with its changing relationships with agencies and consolidation occurring within the agency distribution system itself. The Company remains committed to cultivating strong relationships with its agencies and to selling insurance products through the independent agency system. The Company considers the expanding scope of insurance risks, such as asbestos, mold, silica and acts of terrorism, in its pricing, writing of policies and drafting policy forms. The Company established a business continuity plan to ensure the continuation of core business operations in the event that normal business operations could not be performed. Management will continue to assess the business continuity plan to ensure it meets the Company's changing core business operations needs. Overall, the Company considers one of its key strengths to be its core values which are to
(i) fairly price and ethically sell useful insurance products; (ii) treat every transaction with absolute honesty and integrity; (iii) extend dignity and respect to everyone; (iv) encourage innovation; and (v) fully utilize every person's talents. These core values, which reflect the "tone at the top," serve the interests of all the Company's constituencies.

          As discussed above, there was particular emphasis throughout 2003, 2002 and 2001 on improving the former Meridian Mutual book of business. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, have been key factors in the Company's underwriting results over the last several years. The Company remains active in the personal and commercial markets, developing new products to enhance its product portfolio; appointing new agents in its operating territories; and refining its pricing levels for the markets and lines of business the Company believes offer the most profit potential.

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

          - The Company maintains loss reserves to cover its estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. The Company refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company records adjustments to reserves in the results of operations for the periods in which the estimates are changed. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate. If the Company concludes that estimates are incorrect and reserves are inadequate, the Company is obligated to increase its reserves. An increase in reserves results in an increase in losses and a reduction in the Company's net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on the Company's results of operations, liquidity, and financial condition.

          - The Company's insurance operations expose it to claims arising out of catastrophic events. The Company has experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce the Company's profitability or harm the Company's financial condition. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, windstorms, earthquakes, explosions, severe winter weather, and fires, none of which are within the Company's control. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. The geographic distribution of the Company's business subjects it to catastrophe exposure from hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states, and Mid-Atlantic regions. Catastrophe losses can vary widely and could significantly exceed the Company's recent historic results. The frequency and severity of catastrophes are inherently unpredictable.


                                     MD&A 29

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

          - The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect the Company's business volume and profitability. Although the reinsurer is liable to the Company to the extent of the ceded reinsurance, the Company remains liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate the Company's obligation to pay claims. The Company is subject to credit risk with respect to the Company's ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect the Company against losses and may not be available to the Company in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in the Company's inability to collect or recover reinsurance.

          - Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in the Company and in its ability to market its products. A downgrade in the Company's financial strength ratings could, among other things, negatively affect the Company's ability to sell certain insurance products, the Company's relationships with agents, new sales, and the Company's ability to compete.

          - The Company markets its insurance products through independent, non-exclusive insurance agents, whereas some of the Company's competitors sell their insurance products through insurance agents who sell products exclusively for one insurance company. If the Company is unsuccessful in attracting and retaining productive agents to sell the Company's insurance products, the Company's sales and results of operations could be adversely affected. The agents that market and sell the Company's products also sell the Company's competitors' products. These agents may recommend the Company's competitors' products over the Company's products or may stop selling the Company's products altogether. Additionally, the Company competes with the Company's competitors for productive agents, primarily on the basis of the Company's financial position, support services and compensation and product features.

          - Mutual and the Company have acquired other insurance companies and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

          - The Company's operations are subject to changes occurring in the legislative, regulatory and judicial environment. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level; state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally; class action and other litigation involving the Company, its affiliates, or the insurance industry generally; and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company's control.


                                     MD&A 30

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------

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

          - The property and casualty insurance industry is highly competitive. While prices have generally increased in some lines, the rate of increase has moderated and competition continues to be intense. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1 of the Company's Form 10-K.

          - The Company is subject to numerous other factors which affects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to the control of the Company by Mutual.

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


                                     MD&A 31

                         Report of Independent Auditors

The Board of Directors and Stockholders
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at
Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Columbus, Ohio
February 20, 2004

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amount)                                                                   DECEMBER 31
                                                                                                    ----------------------
                                                                                                       2003         2002
                                                                                                    ----------   ---------
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost $1,359,577
   and $1,149,334, respectively) ................................................................   $1,421,412   1,216,698
Equity securities, available for sale, at fair value (cost $121,025 and $55,837, respectively)...      139,257      53,710
Other invested assets, at fair value (amortized cost $9,485 and $1,857, respectively) ...........        9,643       1,908
                                                                                                    ----------   ---------
Total investments ...............................................................................    1,570,312   1,272,316

Cash and cash equivalents .......................................................................       40,005      96,048
Deferred policy acquisition costs ...............................................................       87,099      77,886
Accrued investment income and other assets ......................................................       52,436      50,788
Due from affiliate ..............................................................................           --      14,210
Net prepaid pension expense .....................................................................       51,415      46,690
Reinsurance recoverable on losses and loss expenses payable (affiliate $5,706
   and $4,286, respectively) ....................................................................       14,236       8,825
Prepaid reinsurance premiums (affiliate $3,906 and $3,997, respectively) ........................        8,434       7,695
Current federal income taxes ....................................................................          238          --
Deferred federal income taxes ...................................................................           --       5,796
Property and equipment, at cost, net of accumulated depreciation of $4,448
   and $3,915, respectively .....................................................................       12,492      12,741
                                                                                                    ----------   ---------
Total assets ....................................................................................   $1,836,667   1,592,995
                                                                                                    ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable (affiliate $303,894 and $303,960, respectively) ................   $  643,019     600,958
Unearned premiums (affiliate $121,335 and $133,130, respectively) ...............................      404,341     377,990
Notes payable (affiliates $60,964 and $60,500, respectively) ....................................      161,220      75,500
Postretirement benefit liabilities ..............................................................       74,250      66,763
Current federal income taxes ....................................................................           --         745
Deferred federal income taxes ...................................................................        2,008          --
Other liabilities ...............................................................................        8,619       7,270
Due to affiliates ...............................................................................          919          --
                                                                                                    ----------   ---------
Total liabilities ...............................................................................    1,294,376   1,129,226
                                                                                                    ----------   ---------
Stockholders' equity:
   Class A Preferred stock (nonvoting), without par value.  Authorized 2,500 shares;
      none issued ...............................................................................           --          --
   Class B Preferred stock, without par value.  Authorized 2,500 shares;
      none issued ...............................................................................           --          --
   Common stock, without par value.  Authorized 100,000 shares; 44,164
      and 43,525 shares issued, respectively, at stated value of $2.50 per share ................      110,410     108,815
   Less 4,605 and 4,524 treasury shares, respectively, at cost ..................................      (55,762)    (54,249)
   Additional paid-in capital ...................................................................       56,653      50,354
   Accumulated other comprehensive income .......................................................       52,992      42,512
   Retained earnings ............................................................................      377,998     316,337
                                                                                                    ----------   ---------
Total stockholders' equity ......................................................................      542,291     463,769
                                                                                                    ----------   ---------

Total liabilities and stockholders' equity ......................................................   $1,836,667   1,592,995
                                                                                                    ==========   =========

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                          YEAR ENDED DECEMBER 31
                                                                             ------------------------------
                                                                                2003       2002       2001
                                                                             ----------   -------   -------
Earned premiums (ceded to affiliate $603,820, $506,777 and $432,168,
   respectively) .........................................................   $  960,568   896,595   555,207
Net investment income ....................................................       64,625    59,691    47,375
Net realized gains on investments ........................................       10,623     5,909     1,962
Other income (affiliates $3,733, $3,240 and $17,036, respectively) .......        5,880     5,284    18,728
                                                                             ----------   -------   -------
Total revenues ...........................................................    1,041,696   967,479   623,272
                                                                             ----------   -------   -------

Losses and loss expenses (ceded to affiliate $387,643, $368,819 and
   $303,931, respectively) ...............................................      651,223   653,474   427,074
Acquisition and operating expenses .......................................      291,823   264,348   167,207
Interest expense (affiliates $2,756, $2,333 and $2,275, respectively) ....        3,637     2,333     2,275
Other expenses ...........................................................       11,736     9,534     8,740
                                                                             ----------   -------   -------
Total expenses ...........................................................      958,419   929,689   605,296
                                                                             ----------   -------   -------

Income before federal income taxes .......................................       83,277    37,790    17,976
                                                                             ----------   -------   -------

Federal income tax expense (benefit):
   Current ...............................................................       17,061     8,155     7,699
   Deferred ..............................................................        2,594    (7,360)  (10,338)
                                                                             ----------   -------   -------
Total federal income taxes ...............................................       19,655       795    (2,639)
                                                                             ----------   -------   -------

Net income ...............................................................   $   63,622    36,995    20,615
                                                                             ==========   =======   =======

Earnings per common share:
   Basic .................................................................   $     1.62      0.95      0.53
                                                                             ----------   -------   -------
   Diluted ...............................................................   $     1.58      0.93      0.52
                                                                             ----------   -------   -------

Dividends paid per common share ..........................................   $     0.15      0.14      0.13
                                                                             ----------   -------   -------

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
   (in thousands)                                                                      ACCUMULATED
                                                                         ADDITIONAL       OTHER
                               COMMON    COMMON    TREASURY   TREASURY    PAID-IN     COMPREHENSIVE   RETAINED
                               SHARES    STOCK      SHARES      STOCK     CAPITAL         INCOME      EARNINGS    TOTAL
                               ------   --------   --------   --------   ----------   -------------   --------   --------
BALANCE-DECEMBER 31, 2000      42,626   $106,564     4,071    ($47,038)    $44,208       $20,317      $262,008   $386,059
                               ------   --------     -----    --------     -------       -------      --------   --------

Net income                                                                                              20,615     20,615
Unrealized gains on
   investments, net of tax                                                                (8,287)                  (8,287)
   and reclassification
   adjustment
                                                                                                                 --------
Comprehensive income                                                                                               12,328
                                                                                                                 --------
Issuance of common stock          419      1,049                             1,604                                  2,653
Tax benefit from stock
   options exercised                                                         1,140                                  1,140
Treasury shares acquired
   on stock option exercises                            12        (187)                                              (187)
Treasury shares acquired
   under repurchase program                             25        (388)                                              (388)
Stock options granted                                                          154                                    154
Cash dividends paid                                                                                     (1,566)    (1,566)
                               ------   --------     -----    --------     -------       -------      --------   --------

BALANCE-DECEMBER 31, 2001      43,045   $107,613     4,108    ($47,613)    $47,106       $12,030      $281,057   $400,193
                               ======   ========     =====    ========     =======       =======      ========   ========

Net income                                                                                              36,995     36,995
Unrealized gains on
   investments, net of tax                                                                30,482                   30,482
   and reclassification
   adjustment
                                                                                                                 --------
Comprehensive income                                                                                               67,477
                                                                                                                 --------
Issuance of common stock          480      1,202                             2,173                                  3,375
Tax benefit from stock
   options exercised                                                           910                                    910
Treasury shares acquired
   on stock option exercises                            23        (375)                                              (375)
Treasury shares acquired
   under repurchase program                            393      (6,261)                                            (6,261)
Stock options granted                                                          165                                    165
Cash dividends paid                                                                                     (1,715)    (1,715)
                               ------   --------     -----    --------     -------       -------      --------   --------

BALANCE-DECEMBER 31, 2002      43,525   $108,815     4,524    ($54,249)    $50,354       $42,512      $316,337   $463,769
                               ======   ========     =====    ========     =======       =======      ========   ========

Net income                                                                                              63,622     63,622
Unrealized gains on
   investments, net of tax                                                                 9,676                    9,676
   and reclassification
   adjustment
Unrealized gain on                                                                           804                      804
   derivative used in cash
   flow hedge
                                                                                                                 --------
Comprehensive income                                                                                               74,102
                                                                                                                 --------
Issuance of common stock          639      1,595                             3,863                                  5,458
Tax benefit from stock
   options exercised                                                         2,130                                  2,130
Treasury shares acquired
   on stock option exercises                            36        (784)                                              (784)
Treasury shares acquired
   under repurchase program                             45        (729)                                              (729)
Stock options granted                                                          306                                    306
Cash dividends paid                                                                                     (1,961)    (1,961)

                               ------   --------     -----    --------     -------       -------      --------   --------

   BALANCE-DECEMBER 31, 2003   44,164   $110,410     4,605    ($55,762)    $56,653       $52,992      $377,998   $542,291
                               ======   ========     =====    ========     =======       =======      ========   ========

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            YEAR ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                      2003       2002       2001
                                                                                   ---------   --------   --------
Cash flows from operating activities:
Net income .....................................................................   $  63,622     36,995     20,615
   Adjustments to reconcile net income to net cash provided by Operating activities:
      Depreciation and amortization, net .......................................       8,836      5,616      3,036
      Net realized gains on investments ........................................     (10,623)    (5,909)    (1,962)
      Changes in operating assets and liabilities:
         Deferred policy acquisition costs .....................................      (9,213)   (10,798)    (4,735)
         Accrued investment income and other assets ............................          92    (10,054)   (16,671)
         Net prepaid pension expense ...........................................      (4,725)    (3,346)    (5,606)
         Postretirement benefit liabilities ....................................       7,487      9,526      1,396
         Reinsurance recoverable on losses and loss expenses payable and
            prepaid reinsurance premiums .......................................      (6,150)     2,353     (7,943)
         Other liabilities and due to/from affiliates, net .....................      16,478    (18,149)    11,273
         Losses and loss expenses payable ......................................      42,061     77,097     47,693
         Unearned premiums .....................................................      26,351     48,494     21,919
         Federal income taxes ..................................................       3,743     (5,205)   (14,139)
Cash provided from adding the former Meridian Mutual Insurance Company
   business to the reinsurance pool, effective 7/1/01 ..........................          --         --      6,380
Cash provided from the change in the reinsurance pool participation
   percentage 10/1/01 ..........................................................          --         --      2,197
                                                                                   ---------   --------   --------

Net cash provided by operating activities ......................................     137,959    126,620     63,453
                                                                                   ---------   --------   --------

Cash flows from investing activities:
   Purchase of fixed maturities - available for sale ...........................    (566,067)  (507,626)  (246,269)
   Purchase of equity securities  - available for sale .........................     (72,568)   (22,130)   (16,437)
   Purchase of other invested assets ...........................................      (7,618)    (1,857)        --
   Maturities, calls and pay downs of fixed maturities - held to maturity ......          --      8,238     11,612
   Maturities, calls and pay downs of fixed maturities - available for sale ....      84,895     61,509     38,552
   Sale of fixed maturities - available for sale ...............................     275,346    363,594    149,043
   Sale of equity securities - available for sale ..............................       6,133     12,716      9,301
   Net additions of property and equipment .....................................        (311)       (56)    (1,056)
                                                                                   ---------   --------   --------

Net cash used in investing activities ..........................................    (280,190)   (85,612)   (55,254)
                                                                                   ---------   --------   --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ......................................       4,674      3,000      2,466
   Payments to acquire treasury shares .........................................        (729)    (6,261)      (388)
   Payment of dividends ........................................................      (1,961)    (1,715)    (1,566)
   Proceeds from issuance of debt ..............................................     115,464     30,000         --
   Debt issuance costs .........................................................      (2,071)        --         --
   Payment of debt .............................................................     (30,000)        --         --
   Cash flow hedge derivative settlement .......................................         811         --         --
                                                                                   ---------   --------   --------

Net cash provided by financing activities ......................................      86,188     25,024        512
                                                                                   ---------   --------   --------

Net increase (decrease) in cash and cash equivalents ...........................     (56,043)    66,032      8,711
                                                                                   ---------   --------   --------

Cash and cash equivalents at beginning of year .................................      96,048     30,016     21,305
                                                                                   ---------   --------   --------

Cash and cash equivalents at end of year .......................................   $  40,005     96,048     30,016
                                                                                   =========   ========   ========

See accompanying notes to consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include State Auto Financial Corporation (State Auto Financial) and its wholly-owned subsidiaries:

     - State Auto Property and Casualty Insurance Company (State Auto P&C), a South Carolina corporation

     -    Milbank Insurance Company (Milbank), a South Dakota corporation

     -    Farmers Casualty Insurance Company (Farmers), an Iowa corporation

     -    State Auto Insurance Company of Ohio (SA Ohio), an Ohio corporation

     - State Auto National Insurance Company (SA National), an Ohio corporation

     -    Stateco Financial Services, Inc. (Stateco), an Ohio corporation

     -    Strategic Insurance Software, Inc. (S.I.S.), an Ohio corporation.

     Mid-Plains Insurance Company (Mid-Plains), an Iowa corporation, is a wholly-owned subsidiary of Farmers. The financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (518 PML), whose members are State Auto P&C and Stateco.

     State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of State Automobile Mutual Insurance Company (Mutual), an Ohio corporation. State Auto Financial and subsidiaries are referred to herein as the "Companies" or the "Company." All significant intercompany balances and transactions have been eliminated in consolidation.

(b) DESCRIPTION OF BUSINESS

     The Company, through State Auto P&C, Milbank, Farmers and SA Ohio, provides standard personal and commercial insurance to its policyholders. The Company's principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. SA National and Mid-Plains provide nonstandard automobile insurance. State Auto P&C, Milbank, Farmers, SA Ohio, SA National, and Mid-Plains operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, through an independent insurance agency system. State Auto P&C, Milbank, Farmers, SA Ohio, SA National and Mid-Plains are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa, Ohio (SA Ohio and SA National) and Iowa, respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the Departments) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate.

     Through State Auto P&C, the Company provides management and operation services under management agreements for all insurance and non-insurance affiliates.

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

     518 PML, an Ohio limited liability company, was formed to engage in the business of owning and leasing real and personal property to the Company's affiliates.

(c) BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting practices followed by State Auto P&C, Milbank, Farmers, SA Ohio, SA National and Mid-Plains that are prescribed or permitted by the Departments.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

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

(d) INVESTMENTS

     At December 31, 2003 and 2002 all investments in fixed maturity and equity securities are held as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership and other investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income. Effective December 31, 2002, the Company transferred all of its investments previously classified as held to maturity to the available for sale category to align the investment portfolio with management's investment policy. For fixed maturities classified as held to maturity, unrealized holding gains or losses were not reflected in the accompanying consolidated financial statements, rather they were carried at amortized cost. Upon transfer of the held to maturity investments to available for sale at December 31, 2002, the held to maturity investments' amortized cost, fair value and net unrealized gain were $19.1 million, $20.4 million and $1.3 million, respectively. Other comprehensive income of $828,000 net of deferred taxes of $446,000 was recognized upon transfer. Gains and losses on the sale of investments are computed using the first-in, first-out method. The Company regularly monitors its investments that have fair value less than the carrying amount for signs of other than temporary impairment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, and events impacting the issuer. When other than temporary impairment is recognized, the investment cost is written down to fair value and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value. For 2003 and 2002, included in net realized gain on investments was $289,000 and $2.2 million, respectively, of realized losses recognized due to other than temporary impairments.

(e) CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

(f) DEFERRED POLICY ACQUISITION COSTS

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

                                                       YEAR ENDED DECEMBER 31
                                                    ----------------------------
                                                      2003       2002      2001
                                                    --------   -------   -------
                                                           (in thousands)
Balance, beginning of year.......................   $ 77,886    67,087    32,458

Acquisition costs deferred.......................    253,455   235,139   143,651
Amortized to expense.............................    244,242   224,340   109,022
                                                    --------   -------   -------
Balance, end of year.............................   $ 87,099    77,886    67,087
                                                    ========   =======   =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(g) FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return, and pursuant to an agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations.

     Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(h) LOSSES AND LOSS EXPENSES PAYABLE

     Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $26.8 million and $27.1 million at December 31, 2003 and 2002, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see note 4). Salvage and subrogation recoverables are estimated using historical experience. As such, losses and loss expenses payable represent management's best estimate of the ultimate liability related to reported and unreported claims.

(i) OTHER COMPREHENSIVE INCOME

     Comprehensive income is defined as all changes in an enterprise's equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and represents net unrealized gains and losses on available-for-sale fixed maturities, equity securities, other invested assets, and derivative instruments.

     Separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position is also required. The Company has presented the required displays of total comprehensive income and its components, within the "Consolidated Statements of Stockholders' Equity." See additional disclosures at note 14.

(j) DERIVATIVES

     As part of the Company's management of its exposure to fluctuations in interest rates, during 2003 the Company entered into interest rate swap agreements in connection with the issuance of its $100 million 6.25% senior notes. The interest rate swap agreements are the only derivative contracts to which the Company is party and are accounted for in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires all derivatives to be recorded at fair value on the consolidated balance sheet.

     At the time a derivative contract is entered into, the Company formally documents and designates the derivative as either a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not have any derivative contracts hedging foreign currencies or derivative contracts held for speculative purposes. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     Changes in fair value of derivatives designated as cash flow hedges, to the extent effective, are recorded in net unrealized gains/losses on derivatives, a separate component of accumulated other comprehensive income. Amounts are reclassified to earnings from accumulated other comprehensive income when the underlying hedged item impacts earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings to the extent the derivative was effective in offsetting changes in fair value of the hedged item.

(k) PREMIUM REVENUES

     Premiums are recognized as earned using the monthly pro rata method over the contract period.

(l) NEW ACCOUNTING STANDARDS

     In December 2002, the FASB issued SFAS Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS Statement No. 123 Accounting for Stock-Based Compensation. This Statement
                                      AR-7

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. As a result of the Company adopting FIN 46, effective July 1, 2003, the financial operations of STFC Capital Trust I, (the "Capital Trust") the Company's Delaware business trust subsidiary (described in Note 7 below), are no longer consolidated within the accompanying financial statements of the Company. The net impact of the adoption of FIN 46, effective July 1, 2003, was a reclassification adjustment to eliminate the Capital Trust's capital securities of $15.0 million from notes payable and include State Auto Financial's investment of $464,000 in the common securities of Capital Trust in other invested assets and $15.5 million principal amount of Floating Rate Junior Subordinated Debt Securities issued to the Capital Trust in notes payable.

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

(m) RECLASSIFICATIONS

     Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2) INVESTMENTS

     Realized and unrealized gains and losses are summarized as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                                             --------------------------
                                                                               2003      2002     2001
                                                                             -------   -------   ------
                                                                                   (in thousands)
Realized gains:
   Fixed maturities available for sale ...................................   $12,147    12,661    3,072
   Equity securities .....................................................       723     2,047    2,258
                                                                             -------   -------   ------
Total realized gains .....................................................    12,870    14,708    5,330
                                                                             -------   -------   ------
Realized losses:
   Fixed maturities available for sale ...................................       278     2,814      114
   Equity securities .....................................................     1,969     5,985    3,254
                                                                             -------   -------   ------
Total realized losses ....................................................     2,247     8,799    3,368
                                                                             -------   -------   ------
Net realized gains on investments ........................................   $10,623     5,909    1,962
                                                                             =======   =======   ======

Increase (decrease) in unrealized holding gains - Equity securities ......   $20,359   (11,611)  (4,608)
Increase (decrease) in unrealized holding gains - Fixed
   maturities available for sale at fair value ...........................    (5,529)   58,491   (8,134)
Increase in unrealized holding gains - Other invested assets .............       107        51       --
Change in deferred unrealized gain .......................................       (53)      (35)      (7)
Deferred federal income taxes thereon ....................................    (5,208)  (16,414)   4,462
                                                                             -------   -------   ------
Unrealized gains on investments, net of tax reclassification adjustment...     9,676    30,482   (8,287)
                                                                             -------   -------   ------
Derivative used in cash flow hedge .......................................       804        --       --
                                                                             -------   -------   ------
Increase (decrease) in net unrealized holding gains or losses ............   $10,480    30,482   (8,287)
                                                                             =======   =======   ======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

See footnote 1(e) regarding investments. The Company's investments are summarized as follows:

                                                                  COST OR        GROSS            GROSS
                                                                 AMORTIZED     UNREALIZED       UNREALIZED       FAIR
                                                                   COST      HOLDING GAINS   HOLDING LOSSES     VALUE
                                                                ----------   -------------   --------------   ---------
                                                                                      (in thousands)
   AVAILABLE FOR SALE AT DECEMBER 31, 2003:

U.S. Treasury securities and obligations of U.S.
   government agencies ......................................   $  366,513        7,984           1,801         372,696
Obligations of states and political subdivisions ............      676,468       46,485             596         722,357
Corporate securities ........................................       98,637        6,807              86         105,358
U.S. government agencies mortgage-backed securities .........      217,959        4,726           1,684         221,001
                                                                ----------       ------           -----       ---------
   Total fixed maturities ...................................    1,359,577       66,002           4,167       1,421,412
Equity securities ...........................................      121,025       19,783           1,551         139,257
Other invested assets .......................................        9,485          164               6           9,643
                                                                ----------       ------           -----       ---------
Total .......................................................   $1,490,087       85,949           5,724       1,570,312
                                                                ==========       ======           =====       =========

   AVAILABLE FOR SALE AT DECEMBER 31, 2002:

U.S Treasury securities and obligations of U.S. government
   agencies .................................................   $  214,809       11,016             132         225,693
Obligations of states and political subdivisions ............      696,191       41,574             444         737,321
Corporate securities ........................................      128,631       10,453              72         139,012
U.S. government agencies mortgage backed securities .........      109,703        4,969              --         114,672
                                                                ----------       ------           -----       ---------
   Total fixed maturities ...................................    1,149,334       68,012             648       1,216,698
Equity securities ...........................................       55,837        6,148           8,275          53,710
Other invested assets .......................................        1,857           51              --           1,908
                                                                ----------       ------           -----       ---------
Total .......................................................   $1,207,028       74,211           8,923       1,272,316
                                                                ==========       ======           =====       =========

     Deferred federal income taxes on the net unrealized holding gain for available for sale investments was $28.1 million and $22.9 million at December 31, 2003 and 2002, respectively.

     The following table shows the Company's investments gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

                                          LESS THAN 12 MONTHS               12 MONTHS OR MORE                     TOTAL
                                   ---------------------------------  -----------------------------  ------------------------------
                                                             Number                         Number                          Number
DESCRIPTION OF                                 Unrealized      of      Fair   Unrealized      of       Fair   Unrealized      of
SECURITIES                         Fair Value    Losses    Positions   Value    Losses    Positions   Value     Losses    Positions
--------------------------         ----------  ----------  ---------  ------  ----------  ---------  -------  ----------  ---------
                                                     (in thousands, except number of positions)
U.S. Treasury securities and obligations of U.S.
   government agencies              $ 83,359      1,801        24         --        --        --      83,359     1,801        24
Obligations of states and
   political subdivisions ......      33,940        596        17         --        --        --      33,940       596        17
Corporate securities                   6,466         86         2         --        --        --       6,466        86         2
U.S. government agencies
   mortgage backed securities ..     111,663      1,684        24         --        --        --     111,663     1,684        24
                                    --------      -----        --     ------     -----       ---     -------     -----        --
Total fixed maturities              $235,428      4,167        67         --        --        --     235,428     4,167        67
Equity securities ..............      12,595        281         8     10,368     1,270         8      22,963     1,551        16
                                    --------      -----        --     ------     -----       ---     -------     -----        --
Total temporarily
   impaired securities .........    $248,023      4,448        75     10,368     1,270         8     258,391     5,718        83
                                    ========      =====        ==     ======     =====       ===     =======     =====        ==

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     Management concluded that none of the above unrealized losses are other than temporary. The process to support this conclusion requires management to make material estimates. See footnote 1(c) regarding material estimates. Management believes the above fixed maturity and equity securities unrealized losses are not other than temporary as the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment. Also, in management's opinion, evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary in considering the severity and duration of the impairment in relation to the forecasted market price recovery.

     The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are summarized as follows:

                                                             DECEMBER 31, 2003
                                                            AVAILABLE FOR SALE
                                                          ----------------------
                                                           AMORTIZED      FAIR
                                                             COST        VALUE
                                                          ----------   ---------
                                                                (in thousands)
Due in 1 year or less..................................   $    3,796       3,966
Due after 1 year through 5 years.......................       44,395      47,213
Due after 5 years through 10 years.....................      326,563     341,483
Due after 10 years.....................................      771,941     812,961
Mortgage-backed securities.............................      212,882     215,789
                                                          ----------   ---------
   Total                                                  $1,359,577   1,421,412
                                                          ==========   =========

     Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. Fixed maturities with carrying values of approximately $49.4 million and $45.3 million were on deposit with regulators as required by law or specific escrow agreement at December 31, 2003 and 2002, respectively. Components of net investment income are summarized as follows:

                                                         YEAR ENDED DECEMBER 31
                                                       -------------------------
                                                         2003     2002     2001
                                                       -------   ------   ------
                                                              (in thousands)
Fixed maturities....................................   $62,363   58,225   41,262
Equity securities...................................     1,686    1,146      996
Cash and cash equivalents, and other................     1,707    1,204    5,756
                                                       -------   ------   ------
Investment income...................................    65,756   60,575   48,014
                                                       -------   ------   ------
Investment expenses.................................     1,131      884      639
                                                       -------   ------   ------
Net investment income...............................   $64,625   59,691   47,375
                                                       =======   ======   ======

     The Company's current investment strategy does not rely on the use of derivative financial instruments. See note 3 for additional fair value disclosures.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     INVESTMENT SECURITIES: Fair values for investments in fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices. The fair value of other invested assets is based on equity or cash flow, as applicable. The investment securities fair value adjustments are recorded in the consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheets for these instruments approximate their fair value, because of their short-term nature.

     NOTES PAYABLE AND INTEREST SWAP: The Mutual note and Trust Preferred note (each as defined below) carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value as the interest rates adjust annually and quarterly, respectively. The $100.0 million, 6.25% senior notes have a fair value at December 31, 2003 of $100.5 million. The financial statements reflect a $256,000 fair value adjustment to the 6.25% senior notes which pertains to the hedged principal amount of $50.0 million. The interest rate swap has a $485,000 ($256,000 related to debt and $229,000 related to accrued interest) fair value at December 31, 2003. The financial statements reflect the fair value adjustments related to the interest rate swap.

                                  DECEMBER 31, 2003         DECEMBER 31, 2002
                               -----------------------   ----------------------
                                CARRYING                  CARRYING
                                  VALUE     FAIR VALUE     VALUE     FAIR VALUE
                               ----------   ----------   ---------   ----------
                                                 (in thousands)
Fixed Maturities............   $1,421,412    1,421,412   1,216,698    1,216,698
Equity Securities...........      139,257      139,257      53,710       53,710
Other Invested Assets.......        9,643        9,643       1,908        1,908
Cash and Cash Equivalents...       40,005       40,005      96,048       96,048
Notes Payable...............      161,220      161,476      75,500       75,500
Fair Value Hedge............   $      485          485          --           --

(4) LOSSES AND LOSS EXPENSES PAYABLE

     Activity in the liability for losses and loss expenses is summarized as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                                          ----------------------------
                                                                            2003       2002      2001
                                                                          --------   -------   -------
                                                                                   (in thousands)
Losses and loss expenses payable, at beginning of year.................   $600,958   523,860   244,583
Less: reinsurance recoverable on losses and loss expenses payable......      8,825    13,919     7,930
                                                                          --------   -------   -------
Net balance at beginning of year.......................................    592,133   509,941   236,653
                                                                          --------   -------   -------
Incurred related to:
   Current year........................................................    653,010   641,060   366,348
   Prior years.........................................................     (1,787)   12,414    60,726
                                                                          --------   -------   -------
Total incurred.........................................................    651,223   653,474   427,074
                                                                          --------   -------   -------

Paid related to:
   Current year........................................................    370,731   349,733   240,508
   Prior years.........................................................    243,842   221,549   144,862
                                                                          --------   -------   -------
Total paid.............................................................    614,573   571,282   385,370
                                                                          --------   -------   -------

Impact of adding the former Meridian Mutual Insurance Company to the
   Pooling Arrangement, effective July 1, 2001 (note 6)................         --        --    75,575

Impact of pooling change, October 1, 2001 (note 6).....................         --        --   156,009
                                                                          --------   -------   -------

Net balance at end of year.............................................    628,783   592,133   509,941
Plus: reinsurance recoverable on losses and loss expenses payable......     14,236     8,825    13,919
                                                                          --------   -------   -------
Losses and loss expenses payable, at end of year (affiliate

   $303,893, $303,960 and $280,011, respectively.......................   $643,019   600,958   523,860
                                                                          ========   =======   =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The decrease of $1.8 million in 2003 and the increase of $12.4 million in 2002, for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty. The increase of $60.7 million in 2001 for claims occurring in prior years is primarily the result of reserve strengthening on the former Meridian Mutual business in order to bring these claim reserves in line with historic State Auto adequacy levels as well as ongoing analysis of recent loss development trends.

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

     Prior to the reinsurance transaction with Mutual under the Pooling Arrangement, as discussed in note 6(a), the effect of the Company's reinsurance on its balance sheets and income statements, is as follows:

                                                                 DECEMBER 31
                                                             ------------------
                                                               2003       2002
                                                             --------   -------
                                                               (in thousands)
Losses and loss expenses payable:
   Direct.................................................   $335,667   293,720
   Assumed................................................      3,458     3,278
   Ceded..................................................     (8,529)   (4,540)
                                                             --------   -------
      Net losses and loss expenses payable................   $330,596   292,458
                                                             ========   =======

Unearned premiums:
   Direct.................................................   $281,725   243,811
   Assumed................................................      1,281     1,049
   Ceded..................................................     (4,528)   (3,699)
                                                             --------   -------
      Net unearned premiums...............................   $278,478   241,161
                                                             ========   =======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                    YEAR ENDED DECEMBER 31
                                                 ----------------------------
                                                   2003       2002     2001
                                                 --------   -------   -------
                                                        (in thousands)
Written premiums:
   Direct.....................................   $717,937   631,342   501,250
   Assumed....................................      5,125     3,876     4,196
   Ceded......................................    (13,470)  (12,203)   (9,152)
                                                 --------   -------   -------
      Net written premiums....................   $709,592   623,015   496,294
                                                 ========   =======   =======

Earned premiums:
   Direct.....................................   $679,868   577,803   472,766
   Assumed....................................      4,893     3,934     4,304
   Ceded......................................    (12,751)  (11,260)   (8,335)
                                                 --------   -------   -------
      Net earned premiums.....................   $672,010   570,477   468,735
                                                 ========   =======   =======

Losses and loss expenses incurred:
   Direct.....................................   $447,246   413,359   328,363
   Assumed....................................      3,302     2,383     3,054
   Ceded......................................     (6,498)   (1,945)   (1,550)
                                                 --------   -------   -------
      Net losses and loss expenses incurred...   $444,050   412,382   329,867
                                                 ========   =======   =======

(6) TRANSACTIONS WITH AFFILIATES

(a) REINSURANCE

     State Auto P&C, Milbank, Farmers, SA Ohio (the "STFC Pooled Companies"), SA Wisconsin and beginning January 1, 2003, SA Florida, participate in a quota share reinsurance pooling arrangement (the Pooling Arrangement) with Mutual whereby the STFC Pooled Companies, SA Wisconsin and SA Florida cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each company's participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

     Effective January 1, 2003, the Pooling Arrangement was amended, adding SA Florida as a participant. At December 31, 2002, SA Florida had not commenced insurance operations, consequently, there was no impact on the Company's financial statements at January 1, 2003 relating to the Pooling Arrangement amendment. The STFC Pooled Companies share of the Pool remained at 80% during the years 2003 and 2002.

     In 2000, Mutual entered into an agreement with Meridian Mutual Insurance Company (Meridian Mutual), an Indiana domiciled property and casualty insurance company, pursuant to which Meridian Mutual would be merged with and into Mutual, with Mutual continuing as the surviving corporation. The effective date of the merger transaction was June 1, 2001. With the merging of Meridian Mutual into Mutual, all insurance business that had been written by Meridian Mutual became, legally, Mutual business. For the period June 1, 2001 through June 30, 2001, the insurance business formerly known as the Meridian Mutual business prior to the June 1 merger transaction was excluded from the Pooling Arrangement. Effective July 1, 2001, the insurance business of the former Meridian Mutual became part of the Pooling Arrangement, and the STFC Pooled Companies assumed 53% of the former Meridian Mutual business on this same date. Concurrently, with this transaction, the STFC Pooled Companies received cash of $6.4 million and fixed maturities totaling $109.7 million from Mutual which related to the additional net insurance liabilities assumed by the STFC Pooled Companies on July 1, 2001. As part of the resolution of the disagreement with the Ohio Department of Insurance (ODI) regarding the recognition of the service fee revenue paid by Mutual to State Auto P&C (see note 6(d)), the STFC Pooled Companies aggregate participation in the Pooling Arrangement was increased to 80%, effective October 1, 2001. In conjunction with this change in pool participation, the STFC Pooled Companies received cash of $2.2 million and fixed maturities totaling $236.3 million from Mutual, which related to the additional net insurance liabilities assumed on October 1, 2001. All parties that participate in the Pooling Arrangement have an A. M. Best rating of A+ (Superior).

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer, consequently, there is a concentration of credit risk arising from business ceded to Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The following provides a summary of the reinsurance transactions on the Company's balance sheets and income statements for the Pooling Arrangement between the STFC Pooled Companies and Mutual:

                                                                DECEMBER 31
                                                           --------------------
                                                              2003       2002
                                                           ---------   --------
                                                              (in thousands)
Losses and loss expenses payable:
   Ceded................................................   $(290,979)  (261,470)
   Assumed..............................................     594,872    565,430
                                                           ---------   --------
      Net assumed.......................................    $303,893    303,960
                                                           =========   ========
Unearned premiums:
   Ceded................................................   $(250,308)  (212,077)
   Assumed..............................................     371,643    345,207
                                                           ---------   --------
      Net assumed.......................................    $121,335    133,130
                                                           =========   ========

                                                     YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                   2003       2002       2001
                                                ---------   --------   --------
                                                        (in thousands)
Written premiums:
   Ceded.....................................   $(616,571)  (534,377)  (448,331)
   Assumed...................................     917,051    864,830    529,253
                                                ---------   --------   --------
Earned premiums:
   Ceded.....................................   $(578,186)  (495,036)  (426,880)
   Assumed...................................     889,532    829,981    515,619
                                                ---------   --------   --------
Losses and loss expenses incurred:
   Ceded.....................................   $(372,810)  (353,602)  (298,755)
   Assumed...................................     594,816    609,910    406,138
                                                ---------   --------   --------

     Effective with the June 1, 2001 merger transaction of Meridian Mutual into Mutual, Mutual also acquired all of the outstanding shares of Meridian Insurance Group, Inc. (MIGI), an Indiana domiciled insurance holding company. MIGI's wholly-owned insurance subsidiaries are Meridian Security Insurance Company (Meridian Security), an Indiana domiciled property and casualty insurer, and Meridian Citizens Security Insurance Company, an Indiana domiciled property and casualty insurer. MIGI is also party to an affiliation agreement with Meridian Citizens Mutual Insurance Company, an Indiana domiciled property and casualty insurer. Collectively, the MIGI insurer subsidiaries and affiliate are hereafter collectively referred to as the "Meridian Insurers." The STFC Pooled Companies, SA National, Mid-Plains, Mutual, SA Wisconsin, SA Florida and the Meridian Insurers are collectively referred to as the "State Auto Group."

     State Auto P&C assumes catastrophe reinsurance from the State Auto Group in the amount of $100 million excess of $120 million in exchange for a premium paid by each reinsured company. Under this agreement, the Company has assumed from Mutual and its affiliates premiums written and earned of $2.8 million, $2.9 million and $3.0 million for 2003, 2002 and 2001, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

     To protect against a catastrophe loss event in which the State Auto Group would incur catastrophe losses in excess of $120 million, State Auto Financial entered into a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the Lender) to provide up to $100 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (SPC), which would borrow the money necessary for such purchase from the Lenders. This

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

arrangement with the Lenders, SPC and State Auto Financial is a financing arrangement, whereby State Auto Financial would receive cash funding in the event of a catastrophe event as described above. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital proceeds to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC by redeeming the preferred shares over a five-year period. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding.

     For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (Stop Loss) with the STFC Pooled Companies. Under the Stop Loss, Mutual have agreed to participate in the Pooling Arrangement's quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement's statutory loss and loss adjustment expense ratio (loss ratio) was between 70.75% and 80% (after the application of all available reinsurance), Mutual reinsured the STFC Pooled Companies 27% of the Pooling Arrangement's losses in excess of a loss ratio of 70.75% up to 80.00%. The STFC Pooled Companies were responsible for their share of the Pooling Arrangement's losses over the 80% threshold. Also, Mutual had the right to participate in the profits of the Pooling Arrangement. Mutual assumed 27% of the Pooling Arrangement's underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%. During 2003, 2002 and 2001, the STFC Pooled Companies ceded to Mutual, $5.6 million, $8.8 million and $6.2 million in losses, respectively, and $12.8 million, $1.4 million and $0, respectively, in premiums under the Stop Loss. The Stop Loss ceased at December 31, 2003.

     SA National and Mid-Plains each have ceding reinsurance agreements with Mutual that include excess of loss and quota share coverages. Through Mutual's participation in the Pooling Arrangement, the effects of these agreements with SA National and Mid-Plains are indirectly subject to the Pooling Arrangement between Mutual and the STFC Pooled Companies.

     The following provides a summary of the ceding reinsurance transactions on the Company's balance sheets and income statement for the reinsurance agreements between SA National and Mutual and Mid-Plains and Mutual:

                                                                    2003    2002
                                                                  ------   -----
                                                                  (in thousands)
Losses and loss expenses payable ..............................   $5,707   4,285
Unearned premiums .............................................   $3,906   3,996

                                                          2003     2002     2001
                                                        -------   ------   -----
                                                             (in thousands)
Written premiums ....................................   $12,850   12,097   6,295
Earned premiums .....................................   $12,831   10,299   5,288
Losses and loss expenses incurred ...................   $ 9,209    7,862   3,999

(b) INTERCOMPANY BALANCES

     Pursuant to the Pooling Arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the STFC Pooled Companies. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balance receivables and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual. The Company had off-balance-sheet credit risk of approximately $201 million and $167 million related to premium balances due to Mutual from agents and insureds at December 31, 2003 and 2002, respectively, which is collateralized by the unearned premium from the respective policies.

(c) NOTES PAYABLE

     In 1999 State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program. Principal payment is due on demand by December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial's current financial position. Interest rate for the years 2003, 2002 and 2001 was 2.50%, 3.00% and 7.75%, respectively. Interest rate for the year 2004 is 2.25%.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     Upon receipt of the written approval of the South Dakota Director of Insurance, in the fourth quarter of 2003 Milbank repaid the $15.0 million surplus contribution note to Meridian Security that was entered into on September 30, 2002. Subject to the condition described below and the other terms of the note, the maturity date was September 30, 2012. The interest rate was equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (total 4.59%) and was adjustable October 1, 2007 to the then current U.S. Treasury ten-year note yield plus 100 basis points for the remaining term of the note. Interest was accrued, but all payments of principal or interest could be made only with the prior written approval of the South Dakota Director of Insurance.

     Total affiliates interest expense was $2.8 million, $2.3 million and $2.3 million in 2003, 2002 and 2001, respectively. Total interest expense paid to affiliates was $2.8 million, $2.2 million and 2.3 million in 2003, 2002 and 2001, respectively. See discussion of notes payable (non-affiliate) and hedges at Note 7.

(d) MANAGEMENT SERVICES

     Stateco provides Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.2 million, $2.1 million and $3.0 million in 2003, 2002 and 2001, respectively, and is included in other income (affiliates).

     State Auto P&C provides management and operation services to Mutual and its insurance affiliates. Revenue relating to these services amounted to $1.1 million, $553,000 and $12.6 million in 2003, 2002 and 2001, respectively. During early 2001, the ODI requested that Mutual file an analysis with the ODI on a quarterly basis, starting with the quarter beginning January 1, 2001, that justified the apportionment of the management and operation services fee paid by Mutual to State Auto P&C under the accounting guidance outlined in Statement of Statutory Accounting Principles No. 70 - Allocation of Expenses. The Company believed its accounting for such service fee was consistent with all statutory accounting principles. On October 24, 2001, the Board of Directors of the Company and Mutual and special committees thereof approved a resolution of the disagreement between the Company and the ODI regarding the service fee paid by Mutual to State Auto P&C. The disagreement with ODI was resolved, and ODI expressly did not take issue with Mutual's payment of the service fee to State Auto P&C for the nine-month period ending September 30, 2001 which amounted to $12.5 million, pre-tax, nor with Mutual's accounting for the service fee for this same time period. The ODI also approved regulatory filings, effective October 1, 2001, implementing a revised management agreement, changing the STFC Pooled Companies pooling participation percentages and implementing a stop loss reinsurance arrangement. See note 6(a) regarding the change in the STFC Pooled Companies pooling participation percentages and the implementation of a stop loss reinsurance arrangement.

     Effective October 1, 2001, the management agreement between State Auto P&C and certain affiliate companies, including Mutual, was amended to eliminate the management and operations service fee charged by State Auto P&C. The management agreement continues to allocate costs and apportion those costs among the parties to the agreement in accordance with terms outlined therein. As a result of the loss of the management and operations services income under this management agreement, a substantial portion of State Auto P&C's services income has been eliminated, effective October 1, 2001.

(e) OTHER TRANSACTIONS

     State Auto P&C's December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2003, there has been no adverse development of the liability.

(7) NOTES PAYABLE AND DERIVATIVES

     On May 22, 2003, STFC Capital Trust I, State Auto Financial's Delaware business trust subsidiary (the "Capital Trust"), issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000 included in other invested assets) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (total 5.37% at December 31, 2003). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

Securities. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are no longer consolidated within the accompanying financial statements of the Company. See additional discussion of new accounting standards at note 1(l).

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

     The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness. As sponsor of the Capital Trust, State Auto Financial incurred security issuance costs related to the Trust Preferred Capital Securities and Subordinated Debentures of $535,000, which is recorded in other assets and is being amortized into interest expense ($13,000 for 2003) as the underlying interest expense is recognized on the Trust Securities.

     On November 13, 2003 State Auto Financial issued $100 million unsecured senior notes (Senior Notes) bearing interest fixed at 6.25% due November 15, 2013. Interest on the Senior Notes is payable May 15 and November 15 of each year beginning May 15, 2004. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the Company subsidiaries and thereby are effectively subordinated to all Company subsidiaries existing and future indebtedness. State Auto Financial may redeem the Senior Notes in whole at anytime or in part from time to time at State Auto Financial's option, on at least 30 but not more than 60 days' prior written notice, at a redemption price equal to the greater of the principal amount of such notes being redeemed on the redemption date or the make whole amount, based on U.S. Treasury rates as defined by the Senior Notes, plus in each case, accrued and unpaid interest, if any, on the Senior Notes to the redemption date. The Senior Notes issued contain certain covenants as defined in the notes, which among other things, limit State Auto Financial and its subsidiaries ability to issue indebtedness secured by the capital stock of certain State Auto Financial subsidiaries and sell the capital stock of certain State Auto Financial subsidiaries. The Senior Notes also contain a covenant that requires State Auto Financial to take certain actions in the event it engages in mergers, consolidations or sales of all or substantially all of the assets and prohibits from engaging in such transaction if State Auto Financial is in default under the Senior Notes. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets and is being amortized into interest expense ($14,000 for 2003) as the underlying interest expense is recognized on the Trust Securities.

     On October 1, 2003 State Auto Financial entered into an interest rate swap contract for a notional amount of $25.0 million as a hedge on the ten year treasury rate in connection with the forecasted issuance of the Senior Notes. The swap contract was designated as a cash flow hedge and settled on November 6, 2003, the pricing date of the Senior Notes, with the Company receiving $811,000. The gain has been recorded in accumulated other comprehensive income and is being accreted as an offset to interest expense ($7,000 in 2003) as the underlying interest expense is recognized for the Senior Notes. Management estimates $61,000 will be accreted as an offset to interest expense in 2004.

     On November 6, 2003 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to six month LIBOR plus 1.25 percent with LIBOR to be determined the last day of each interest reset period (total 2.47% at December 31, 2003). The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. Recorded in other assets at December 31, 2003, the fair market value of the fixed to floating interest rate
                                      AR-17

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

swap was $485,000 of which $229,000 related to net accrued interest to be received and reduce reported interest expense in the period. The amount of hedge ineffectiveness was not material.

     On December 21, 2003, State Auto Financial repaid the $15.0 million term loan note to the bank that it entered into on December 21, 2002. Interest adjusted quarterly and accrued at LIBOR plus 0.75 points (2.15% at December 31, 2002) and was payable quarterly. This note agreement had various covenants including financial ratio covenants.

     Total cash paid for interest was $3.1 million, $2.2 million and $2.3 million in 2003, 2002 and 2001. See discussion of affiliate notes payable at note 6 (c). Notes payable at December 31, 2003 and 2002 consisted of the following:

                                                         DECEMBER 31, 2003              DECEMBER 31, 2002
                                                   -----------------------------   ----------------------------
                                                   CARRYING    FAIR     INTEREST   CARRYING   MARKET   INTEREST
                                                     VALUE     VALUE      RATE       VALUE    VALUE      RATE
                                                   ------------------------------------------------------------
                                                              (in thousands, except interest rates)
Senior notes due 2013: issued $100,000, November
   2003 with fixed interest ....................   $100,256   100,512     6.25%         --        --       --

Subordinated debentures due 2033: issued
   $15,464, May 2003 with variable interest ....     15,464    15,464     5.37%         --        --       --

Affiliate note payable due on demand prior to
   December 31, 2005: issued $45,500, June 1999
   with variable interest ......................     45,500    45,500     2.50%     45,500    45,500     3.00

Affiliate surplus note: issued $15,000,
   September 2002 with variable interest .......         --        --        --     15,000    15,000     4.59

Note payable to bank: issued $15,000, December
   2002 with variable interest .................         --        --        --     15,000    15,000     2.15
                                                   --------   -------               ------    ------
   Total Notes Payable .........................   $161,220   161,476               75,500    75,500
                                                   ========   =======               ======    ======

(8) FEDERAL INCOME TAXES

     A reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate is as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                          --------------------------------------------
                                                           2003            2002            2001
                                                          AMOUNT     %    AMOUNT     %    AMOUNT    %
                                                          -------   ---   -------   ---   ------   ---
                                                                          (in thousands)
Amount at statutory rate ..............................   $29,147    35    13,227    35    6,291    35

Tax-free interest and dividends received deduction ....    (9,744)  (12)  (11,888)  (32)  (8,925)  (50)
Other, net ............................................       252     1      (544)   (1)      (5)   --
                                                          -------   ---   -------   ---   ------   ---
Effective tax and rate ................................   $19,655    24       795     2   (2,639)  (15)
                                                          =======   ===   =======   ===   ======   ===

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                   DECEMBER 31
                                                                ----------------
                                                                  2003     2002
                                                                -------   ------
                                                                 (in thousands)
Deferred tax assets:
   Unearned premiums not deductible .........................   $27,734   25,927
   Losses and loss expenses payable discounting .............    21,983   21,626
   Postretirement benefit liabilities .......................    18,295   16,438
   Other ....................................................     5,925    5,658
   Alternative minimum tax credit ...........................       217    3,439
                                                                -------   ------
      Total deferred tax assets .............................    74,154   73,088
                                                                -------   ------

Deferred tax liabilities:
   Deferral of policy acquisition costs .....................    30,485   27,260
   Net prepaid pension expense ..............................    16,917   15,583
   Unrealized holding gain on investments ...................    28,101   22,891
   Other ....................................................       659    1,558
                                                                -------   ------
      Total deferred tax liabilities ........................    76,162   67,292
                                                                -------   ------
      Net deferred tax asset (liability) ....................   $(2,008)   5,796
                                                                =======   ======

     The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

     Federal income taxes paid during 2003, 2002 and 2001 were $15.9 million, $6.0 million and $11.5 million, respectively.

(9) PENSION AND POSTRETIREMENT BENEFIT PLANS

     The Company provides a pension benefit plan for its eligible employees. Substantially all Company employees become eligible to participate the year after becoming 20 years of age and vest with 5 years of credited service or attain age 65.

     The Company's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant's defined average annual compensation.

     Effective January 1, 2002, employees of MIGI, a subsidiary of the former Meridian Mutual, became employees of State Auto P&C. In conjunction with this transaction approximately $3.6 million in net pension plan benefit liabilities were transferred from MIGI to the Company.

     In addition to the pension benefit plan, the Company provides a postretirement benefit plan including certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company's employees may become eligible for these postretirement benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service.

     The Company did not adjust its liability for postretirement benefits obligation in consideration of the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, since guidance is not final.

     The Company used September 30, 2003, 2002 and 2001, respectively, to determine the pension and postretirement benefit measurements. Information regarding the Company's pension and postretirement benefit plans change in benefit obligation, plan assets and funded status are as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                                       PENSION           POSTRETIREMENT
                                                                  ------------------   ------------------
                                                                                DECEMBER 31
                                                                  ---------------------------------------
                                                                    2003       2002      2003       2002
                                                                  --------   -------   --------   -------
                                                                              (in thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .......................   $150,067    97,477     71,199    48,558
Transfer in benefit obligation at beginning
   of year due to employee transfer ...........................         --    31,440         --     8,235
Service cost ..................................................      6,996     5,541      3,206     2,400
Interest cost .................................................      9,894     9,399      4,713     4,179
Actuarial loss ................................................      6,477    15,111      2,246     9,336
Contributions .................................................         --        --     (2,224)   (1,509)
Benefits paid .................................................     (9,468)   (8,901)        --        --
                                                                  --------   -------   --------   -------

Benefit obligation at end of year .............................   $163,966   150,067     79,140    71,199
                                                                  --------   -------   --------   -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ................   $150,559   136,197      1,896     1,768
Transfer in plan assets at beginning of year due to employee
   transfer ...................................................         --    31,320         --        --
Actual gain(loss) return on plan assets .......................     19,878    (8,057)        --        --
Benefits paid .................................................     (9,468)   (8,901)        --        --
Expected return on plan assets ................................         --        --        171       150
Gain (loss) on assets .........................................         --        --        (89)      (22)
                                                                  --------   -------   --------   -------

Fair value of plan assets at end of year ......................   $160,969   150,559   $  1,978     1,896
                                                                  --------   -------   --------   -------

Funded status .................................................   $ (2,997)      492    (77,161)  (69,303)
Unrecognized transition asset .................................     (4,878)   (5,511)       (31)      (34)
Unrecognized prior service cost ...............................      2,675     2,963      4,612     5,073
Unrecognized net loss .........................................     52,055    48,746      2,444       110
Contribution ..................................................      4,560        --         --        --
                                                                  --------   -------   --------   -------
Net prepaid (accrued obligation) benefit at end of year .......   $ 51,415    46,690    (70,136)  (64,154)
                                                                  --------   -------   --------   -------

Amounts recognized in the statement of financial position consist of the following:
SERP (defined below) liability ................................         --        --     (4,114)   (2,609)
                                                                  --------   -------   --------   -------
Net prepaid (accrued obligation)benefit recognized ............   $ 51,415    46,690    (74,250)  (66,763)
                                                                  --------   -------   --------   -------

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     Information regarding the Company's pension and postretirement benefit plans components of net periodic benefit cost and weighted average assumptions for the years ended December 31, 2003, 2002 and 2001are as follows:

                                                       PENSION                POSTRETIREMENT
                                            ----------------------------   ---------------------
                                              2003       2002      2001    2003    2002    2001
                                            --------   -------   -------   -----   -----   -----
                                                                 (in thousands)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ............................   $  6,996     5,541     3,537   3,205   2,400   1,423
Interest cost ...........................      9,895     9,399     6,750   4,713   4,179   3,356
Expected return on plan assets ..........    (16,710)  (16,724)  (14,633)   (171)   (150)   (133)
Amortization of prior service cost ......        288       280       207     461      (3)     (3)
Amortization of transition asset ........       (633)     (633)     (121)     (3)    461      --
Amortization of net gain ................         --        --    (1,346)     --    (275)   (520)
                                            --------   -------   -------   -----   -----   -----
Net periodic (benefit) cost .............   $   (164)   (2,137)   (5,606)  8,205   6,612   4,123
                                            ========   =======   =======   =====   =====   =====

     The Company had no additional minimum liability included in other comprehensive income for the Pension and Postretirement plans for 2003, 2002 and 2001.

     Summarized in the following table are the weighted average assumptions used to determine the Company benefit obligations for the years ended December 31, 2003 and 2002:

                                                      PENSION     POSTRETIREMENT
                                                    -----------   --------------
                                                    2003   2002     2003   2002
                                                    ----   ----     ----   ----
BENEFIT OBLIGATIONS
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate ...................................    6.5%  6.75%     6.5%  6.75%
Rates of increase in compensation levels ........    5.0%   5.0%      --     --

Summarized in the following table are the weighted average assumptions used to determine the Company net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001:

                                                       PENSION           POSTRETIREMENT
                                                  ------------------   ------------------
                                                  2003   2002   2001   2003   2002   2001
                                                  ----   ----   ----   ----   ----   ----
PERIODIC BENEFIT COST
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate .................................   6.75%   7.5%   8.0%  6.75%   7.5%   8.0%
Expected long-term rate of return on assets ...    9.0%   9.0%   9.0%   9.0%   8.5%   8.5%
Rates of increase in compensation levels ......    5.0%   5.0%   5.0%    --     --     --

     The Company's defined benefit plan obligations are long-term in nature and consequently the investment strategies have a long-term time horizon. In establishing the long term rate of return assumption on plan assets, management, along with its pension consulting actuary, reviews the historical performance of the plan assets and the stability in mix of investment portfolio. The expected inflation rate and expected real rates of return of applicable asset classes are then determined to assist in setting appropriate assumptions. The relatively stable investment strategy between fixed maturities and equity securities has produced a 10 year average rate of return on plan assets through September 30, 2003 of 10.1%.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The assumed health care cost trend rates used for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                     POSTRETIREMENT
                                                                 ----------------------
                                                                 YEAR ENDED DECEMBER 31
                                                                 ----------------------
                                                                   2003   2002   2001
                                                                   ----   ----   ----
ASSUMED HEALTH CARE COST TREND RATES
Health care cost trend rate assumed for the next year.........      9.0%  10.0%  10.0%
Rate to which the cost trend rate is assumed to decline
   (the ultimate trend rate)..................................      5.0%   5.0%   5.0%
Year that the rate reaches the ultimate trend rate............     2008   2008   2007

     The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                  POSTRETIREMENT
                                                          ----------------------------
                                                          YEAR ENDED DECEMBER 31, 2003
                                                          ----------------------------
One percentage point change                                  INCREASE   (DECREASE)
                                                             --------   ----------
                                                                (in thousands)
Effect on total service and interest cost.................... $ 1,740      (1,369)
Effect on accumulated postretirement benefit obligation......  15,370     (12,303)

     The Company's pension and postretirement benefit plans weighted average asset allocations by asset category at the Plans' measurement date of September 30, 2003 and 2002, respectively, are as follows:

                                                     PENSION      POSTRETIREMENT
                                                  -------------   --------------
                                                           DECEMBER 31
                                                  ------------------------------
                                                   2003    2002     2003   2002
                                                  -----   -----     ----   ----
ASSET CATEGORY
Equity securities .............................    61.5%   55.0%      --     --
Fixed maturity securities .....................    38.3    44.9      100%   100%
Cash and cash equivalents .....................     0.2     0.1       --     --
                                                  -----   -----      ---    ---
   Total ......................................   100.0%  100.0%     100%   100%
                                                  =====   =====      ===    ===

     The Plan's investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the Plans' obligations. The Plans' investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long term relatively high risk tolerance. Since the nature and timing of the Plans' liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. Therefore at least 75% of the Plans' assets should be in public marketable securities. Bond investments will normally range from 10 to 20 years in maturity. Debt instruments, convertible debt and preferred stock are rated "A" or better by two major rating services. The equity portfolio is comprised primarily of large capitalization, high quality stocks with a strong earnings growth and dividends payment history. Total holding of a specific stock cannot exceed 2% of the outstanding stock. No one equity holding can be greater than 5% of the total equity portfolio. Total holdings of bonds and stocks of any one corporation cannot exceed 5% of admitted assets.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The following table summarizes the Plans' asset allocation exposure range as a percent of total assets fair market value:

                                                                        EXPOSURE
INVESTMENT INSTRUMENT                                                    RANGE
                                                                        --------
                                                                        (0 to %)
Cash and cash equivalents............................................       10
U.S. governments debt................................................      100
U.S. government agencies debt........................................       50
Corporate debt.......................................................       20
Preferred stock......................................................       10
Common stock.........................................................       70
Convertible securities...............................................       25
Private placement and other..........................................        6

     The Company expects to contribute approximately $4.0 million to its pension plan in 2004.

     All Company and affiliate personnel are employees of State Auto P&C. The Company through State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The pension net prepaid expense is carried on the financial statements of the Company, and the annual periodic pension benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2003, 2002 and 2001 net periodic benefit was $164,000, $2.0 million and $4.0 million, respectively.

     The postretirement net accrued obligation is also carried on the financial statements of the Company and the annual periodic postretirement benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company's share of the 2003, 2002 and 2001 net periodic cost was $7.0 million, $5.6 million and $3.0 million, respectively.

     Also, the Company has a supplemental executive retirement plan (SERP) for which the accrued obligation at December 31, 2003 and 2002 was $4.2 million and $2.6 million, respectively, that is included in the balance sheet postretirement benefit liabilities amount.

     The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 2% of contributions of participants' salary at the rate of 75 cents for each dollar contributed. Participant contributions of 3% to 6% are matched at a rate of 50 cents for each dollar contributed. The Company's share of the expense under the plan totaled $2.1 million, $2.0 million and $1.1 million for the years 2003, 2002 and 2001, respectively.

(10) STOCKHOLDERS' EQUITY

(a) TREASURY SHARES

     On March 1, 2002, the State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of common stock from the public over a period extending to and through December 31, 2003. Through December 31, 2003, State Auto Financial repurchased 438,023 shares from the public under this plan of which 45,000 and 393,023 shares were purchased during 2003 and 2002, respectively. In May 2000, State Auto Financial's Board of Directors approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period ending December 31, 2001. Through December 31, 2001, State Auto Financial repurchased 50,522 shares from the public. Repurchases during 2003, 2002 and 2001 were funded through dividends from subsidiaries.

(b) DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

     State Auto P&C, Milbank, Farmers, SA Ohio and SA National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $52.7 million is available for payment to State Auto Financial in 2004 without prior approval.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     Reconciliations of statutory capital and surplus and net income (loss), as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements are as follows:

                                                                     DECEMBER 31
                                                               -------------------
                                                                 2003       2002
                                                               ---------   -------
                                                                  (in thousands)
Statutory capital and surplus of insurance subsidiaries ....   $ 527,148   359,289
Net assets of non-insurance parent and affiliates ..........    (120,954)  (44,060)
                                                               ---------   -------
                                                                 406,194   315,229

Increases (decreases):
   Deferred policy acquisition costs .......................      87,099    77,886
   Anticipated salvage and subrogation .....................          --    27,093
   Net prepaid pension expense .............................      51,415    46,690
   Postretirement benefit liability ........................     (24,567)  (21,968)
   Deferred federal income taxes ...........................     (24,112)  (36,964)
   Fixed maturities at fair value ..........................      41,623    67,281
   Surplus note ............................................         172   (15,000)
   Other, net ..............................................       4,467     3,522
                                                               ---------   -------

   Stockholders' equity per accompanying consolidated
      financial statements .................................   $ 542,291   463,769
                                                               =========   =======

                                                                 YEAR ENDED DECEMBER 31
                                                               --------------------------
                                                                2003      2002     2001
                                                               -------   ------   -------
                                                                     (in thousands)
Statutory net income (loss) of insurance subsidiaries ......   $54,544   17,027   (39,773)
Net income of non-insurance parent and affiliates ..........     1,593    2,461     1,826
                                                               -------   ------   -------
                                                                56,137   19,488   (37,947)

Increases (decreases):
   Deferred policy acquisition costs .......................     9,213   10,776    34,629
   Anticipated salvage and subrogation .....................        --      907    12,813
   Net prepaid pension benefit .............................       164      506     1,131
   Postretirement benefit expense ..........................    (2,600)  (2,260)   (1,230)
   Deferred federal income taxes ...........................    (1,209)   7,671    10,673
   Other, net ..............................................     1,917      (93)      546
                                                               -------   ------   -------

   Net income per accompanying consolidated
      financial statements .................................   $63,622   36,995    20,615
                                                               =======   ======   =======

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

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(12) STOCK INCENTIVE PLANS

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock incentive plans using the intrinsic value method to account for stock-based compensation. Compensation cost charged against operations in 2003 and 2002 were $0, and $14,000 in 2001 for those employee stock options granted where the exercise price was less than the market price of the underlying stock on the date of grant. Had compensation cost for the Company's plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), the Company's pro forma net earnings and net earnings per share information would have been as follows:

PRO FORMA FAIR VALUE METHOD                                  2003     2002     2001
                                                           -------   ------   ------
                                                             (in thousands, except
                                                               per share amounts)
Net income as reported .................................   $63,622   36,995   20,615
Less pro forma stock compensation expense, net of tax ..    (1,736)  (1,427)  (1,750)
                                                           -------   ------   ------
Pro forma net income ...................................    61,886   35,568   18,865
                                                           =======   ======   ======

Pro forma net income per common share
   Basic ...............................................   $  1.58     0.91     0.49
                                                           -------   ------   ------
   Diluted .............................................   $  1.51     0.89     0.48
                                                           -------   ------   ------

     The fair value of options granted to employees and directors in 2003, 2002 and 2001 were estimated at the date of grant using the Black-Scholes option-pricing model.

     The weighted average fair values and related assumptions for options granted were as follows:

                                  2003   2002   2001
                                 -----   ----   ----
Fair value ...................   $7.09   6.09   6.79
Expected dividend yield ......     .79%   .94%   .90%
Risk free interest rate ......    2.73%  4.20%  4.85%
Expected volatility factor ...     .37    .33    .36
Expected life in years .......     7.2    6.8    6.7

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

     The Company has stock option plans for certain directors and key employees. The Nonemployee Directors' Plan provides each nonemployee director an option to purchase 4,200 and 1,500 for 2003 and 2002, respectively, shares of common stock following each annual meeting of the shareholders at an option price equal to the fair market value at the close of business on the last trading day prior to the day of the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The Key Employee's Plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the options committee of the Board of Directors. The Company has reserved 5.0 million shares of common stock under this plan. These options are exercisable at such time or times as may be determined by a committee of the Company's Board of Directors. Normally, these options are exercisable from 1 to 10 years from date of grant.

     The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2.4 million shares of common stock under this plan. At December 31, 2003 and 2002, 2.0 million and 1.9 million shares, respectively, have been purchased under this plan.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 400,000 shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted and vested under this plan have a 10-year term. The Company has accounted for the plan in its accompanying financial statements at fair value. Expense of $306,000, $165,000 and $140,000 associated with this plan was recognized in 2003, 2002 and 2001, respectively. The fair value of options granted to agencies was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model.

                                  2003    2002   2001
                                 ------   ----   ----
Fair value ...................   $13.37   7.55   8.04
Expected dividend yield ......      .78%   .87%   .90%
Risk free interest rate ......     4.07%  4.50%  5.16%
Expected volatility factor ...      .36    .36    .34
Expected life in years .......      8.9    8.1    8.7

     A summary of the Company's total stock option activity and related information for these plans for the years ended December 31, 2003, 2002 and 2001, follows:

                                     2003                        2002                      2001
                           ------------------------   ------------------------   ------------------------
                                        WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                         AVERAGE                   AVERAGE                     AVERAGE
                           OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                           -------   --------------   -------   --------------   -------   --------------
                                               (in thousands, except per share amounts)
Outstanding, beginning
   of year................. 2,791        $10.98        2,797          9.58        2,852         8.28
   Granted.................   407         18.51          356         16.00          299        16.53
   Exercised...............  (532)         7.22         (362)         5.11         (315)        4.39
   Canceled................   (27)        16.24           --            --          (39)       10.16
                            -----                      -----                      -----
Outstanding, end of year    2,639        $12.84        2,791         10.98        2,797         9.58
                            =====                      =====                      =====

A summary of information pertaining to the total options outstanding and exercisable as of December 31, 2003 follows:

                                         OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                           --------------------------------------------   -------------------------
                                    WEIGHTED-AVERAGE
                                        REMAINING      WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   NUMBER   CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER    EXERCISE PRICE
------------------------   ------   ----------------   ----------------   ------   ----------------
                                                (in thousands, except per share amounts)
Less than $5.00.........       12           .4              $ 4.67            12        $ 4.67
$5.01 - $10.00..........      649          2.1                6.66           648          6.66
Greater than $10.01.....    1,978          7.0               14.92         1,334         13.66
                            -----                                          -----
                            2,639          5.8              $12.84         1,994        $11.33
                            =====                                          =====

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(13) NET EARNINGS PER COMMON SHARE

     The following table sets forth the compilation of basic and diluted net earnings per common share:

                                                                        YEAR ENDED DECEMBER 31
                                                                      -------------------------
                                                                        2003     2002     2001
                                                                      -------   ------   ------
                                                                      (in thousands, except per
                                                                           share amounts)
Numerator:
   Net earnings for basic and diluted earnings per common share ...   $63,622   36,995   20,615
                                                                      -------   ------   ------

Denominator:
   Weighted average shares for basic net earnings per common
      share .......................................................    39,255   38,984   38,775
   Effect of dilutive stock options ...............................       898      759      906
                                                                      -------   ------   ------
   Adjusted weighted average shares for diluted net
      earnings per common share ...................................    40,153   39,743   39,681
                                                                      -------   ------   ------
Basic net earnings per common share ...............................   $  1.62     0.95     0.53
                                                                      -------   ------   ------
Diluted net earnings per common share .............................   $  1.58     0.93     0.52
                                                                      -------   ------   ------

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                          YEAR ENDED DECEMBER 31
                                          ----------------------
                                            2003   2002   2001
                                            ----   ----   ----
                                              (in thousands)
Number of options......................     None    911    562
                                            ----    ---    ---

(14) OTHER COMPREHENSIVE INCOME

     The related federal income tax effects of each component of other comprehensive income (loss) are as follows:

                                                                            YEAR ENDED DECEMBER 31, 2003
                                                                      ---------------------------------------
                                                                      BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                                        AMOUNT       OR BENEFIT      AMOUNT
                                                                      ----------   -------------   ----------
                                                                                  (in thousands)
Net unrealized holding gains on securities:
   Unrealized holding gains arising during the year ...............     $25,507       (8,926)        16,581
   Reclassification adjustments for gains realized in net income ..      10,623       (3,718)         6,905
                                                                        -------       ------         ------
   Net unrealized holding gains ...................................      14,884       (5,208)         9,676
                                                                        -------       ------         ------
Derivative used in cash flow hedge ................................         804           --            804
                                                                        -------       ------         ------
Other comprehensive income ........................................     $15,688       (5,208)        10,480
                                                                        =======       ======         ======

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                                            YEAR ENDED DECEMBER 31, 2002
                                                                      ---------------------------------------
                                                                      BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                                        AMOUNT       OR BENEFIT      AMOUNT
                                                                      ----------   -------------   ----------
                                                                                   (in thousands)
Net unrealized holding gains on securities:
   Unrealized holding gains arising during the year ...............     $52,805       (18,482)       34,323
   Reclassification adjustments for gains realized in net income ..       5,909        (2,068)        3,841
                                                                        -------       -------        ------
   Net unrealized holding gains ...................................      46,896       (16,414)       30,482
                                                                        -------       -------        ------
Other comprehensive income ........................................     $46,896       (16,414)       30,482
                                                                        =======       =======        ======

                                                                            YEAR ENDED DECEMBER 31, 2001
                                                                      ---------------------------------------
                                                                      BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                                        AMOUNT       OR BENEFIT      AMOUNT
                                                                      ----------   -------------   ----------
                                                                                   (in thousands)
Net unrealized holding losses on securities:
   Unrealized holding losses arising during the year ..............    $(10,787)        3,775        (7,012)
   Reclassification adjustments for gains realized in net income ..       1,962          (687)        1,275
                                                                       --------         -----        ------
   Net unrealized holding losses ..................................     (12,749)        4,462        (8,287)
                                                                       --------         -----        ------
Other comprehensive loss ..........................................    $(12,749)        4,462        (8,287)
                                                                       ========         =====        ======

(15) REPORTABLE SEGMENTS

     At December 31, 2003, the Company has four reportable segments: State Auto standard insurance, State Auto nonstandard insurance, Meridian standard insurance and investment management services. The reportable segments are business units managed separately because of the differences in products or service they offer, type of customer they serve or because of management considerations. The State Auto standard, State Auto nonstandard and the Meridian standard insurance segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, through an independent insurance agency system.

     The State Auto standard insurance segment provides personal and commercial insurance to its policyholders. Its principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers' compensation, general liability and fire insurance. The State Auto nonstandard insurance segment provides personal automobile insurance to policyholders that are typically rejected or canceled by standard insurance carriers because of poor loss experience or a history of late payment of premiums.

     Effective July 1, 2001, with the STFC Pooled Companies assumption of the former Meridian Mutual business through the Pooling Arrangement, as more fully described in note 6(a), the Company established the Meridian standard and Meridian nonstandard insurance segments. While these Meridian segments offer similar products and services and operate in the same geographical locations within the United States as the State Auto segments, they differ within their operating measures, more specifically within their loss and profitability results. Monitoring the performance of the Meridian segments allows management to review the results of its integration efforts of these segments while this business continues to be processed through the Meridian systems platform. Due to the integration efforts by management, along with this segment no longer meeting the quantitative thresholds for segment reporting within the Meridian nonstandard business, beginning with the first quarter of 2003, the Meridian nonstandard business was included in the State Auto nonstandard segment. The 2002 and 2001 disclosures have been revised to reflect this change. Likewise, the Meridian standard business, beginning with the first quarter of 2004, will be included in the State Auto standard segment.

     The investment management services segment manages the investment portfolios of affiliated insurance companies.

     The Company evaluates performance of its reportable segments and allocates resources thereon based on profit or loss from operations, excluding net realized gains on investments on the Company's investment portfolio, before federal income taxes. The Company monitors its assets for the insurance segments on a legal entity basis, which for the STFC Pooled Companies includes assets of two of the three reportable insurance segments (State Auto standard insurance and Meridian standard insurance). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Revenue from segments in the other category is attributable to three other operating segments of the Company, which individually are not material: management and operations services segment, an insurance software development and resale segment, and a property management and leasing segment.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The following provides financial information regarding the Company's reportable segments. The 2001 financial information for the Meridian standard segment reflects the business assumed by the STFC Pooled Companies, beginning July 1, 2001:

                                                               YEAR ENDED DECEMBER 31
                                                           ------------------------------
                                                              2003        2002      2001
                                                           ----------   -------   -------
                                                                   (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
   State Auto standard insurance .......................   $  840,312   720,278   485,059
   State Auto nonstandard insurance ....................       85,768    76,618    44,037
   Meridian standard insurance .........................       98,731   159,060    72,825
   Investment management services ......................        2,547     2,469     3,466
   All other ...........................................        3,570     3,120    15,773
                                                           ----------   -------   -------
Total revenues from external customers .................    1,030,928   961,545   621,160

Intersegment revenues:
   State Auto standard insurance .......................          160       120       128
   Investment management services ......................        5,891     5,019     3,553
   All other ...........................................        1,868     2,141     5,506
                                                           ----------   -------   -------
Total intersegment revenues ............................        7,919     7,280     9,187
                                                           ----------   -------   -------
Total revenue ..........................................    1,038,847   968,825   630,347
                                                           ----------   -------   -------

Reconciling items:
   Intersegment revenues ...............................       (7,919)   (7,280)   (9,187)
   Corporate revenues ..................................          145        25       150
   Net realized gains on investment ....................       10,623     5,909     1,962
                                                           ----------   -------   -------
Total consolidated revenues ............................   $1,041,696   967,479   623,272
                                                           ==========   =======   =======

SEGMENT PROFIT (LOSS):
   State Auto standard insurance .......................   $   57,323    37,537    45,664
   State Auto nonstandard insurance ....................        6,632     4,075    (4,555)
   Meridian standard insurance .........................        3,489   (15,376)  (44,397)
   Investment management services ......................        7,424     6,402     5,965
   All other ...........................................        2,224     1,916    16,326
                                                           ----------   -------   -------
Total segment profit ...................................       77,092    34,554    19,003

Reconciling items:
   Corporate expenses ..................................       (4,438)   (2,673)   (2,989)
   Net realized gains on investments ...................       10,623     5,909     1,962
                                                           ----------   -------   -------
Total consolidated income before federal income taxes ..   $   83,277    37,790    17,976
                                                           ==========   =======   =======

NET INVESTMENT INCOME:
   State Auto standard insurance .......................   $   46,486    42,223    37,230
   State Auto nonstandard insurance ....................        3,091     2,759     2,335
   Meridian standard insurance .........................        8,783     9,322     3,595
   Investment management services ......................           94       125       318
   All other ...........................................          143       180       193
                                                           ----------   -------   -------
Total net investment income ............................       58,597    54,609    43,671
Reconciling items:
   Corporate net investment income .....................          145        25       150
   Reclassification adjustments in consolidation .......        5,883     5,057     3,554
                                                           ----------   -------   -------
Total consolidated net investment income ...............   $   64,625    59,691    47,375
                                                           ==========   =======   =======

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                            DECEMBER 31
                                                      ----------------------
                                                         2003         2002
                                                      ----------   ---------
                                                          (in thousands)
SEGMENT ASSETS:
   Standard insurance .............................   $1,962,533   1,468,482
   Nonstandard insurance ..........................      140,803      98,886
   Investment management services .................        4,637       4,744
   All other ......................................       16,330      12,539
                                                      ----------   ---------
   Total segment assets ...........................    2,124,303   1,584,651

Reconciling items:
   Corporate assets ...............................       22,045         833
   Reclassification adjustments in consolidation ..     (309,681)      7,511
                                                      ----------   ---------
Total consolidated assets .........................   $1,836,667   1,592,995
                                                      ==========   =========

Revenues from external customers include the following products and services:

                                                                        YEAR ENDED DECEMBER 31
                                                                    ------------------------------
                                                                       2003        2002      2001
                                                                    ----------   -------   -------
Earned premiums (in thousands) State Auto standard insurance:
   Automobile - Personal ........................................   $  337,548   281,373   191,600
   Automobile - Commercial ......................................       84,541    74,764    45,801
   Homeowners and farmowners ....................................      134,001   112,350    77,105
   Commercial multi-peril .......................................       60,819    50,305    31,215
   Workers' compensation ........................................       24,141    23,236    15,365
   Fire and allied ..............................................       65,850    57,310    36,031
   Other liability and products liability .......................       54,882    49,233    21,875
   Other lines ..................................................       26,571    24,604    25,304
                                                                    ----------   -------   -------
Total State Auto standard insurance earned premiums .............      788,353   673,175   444,296
Total State Auto nonstandard insurance earned premiums ..........       82,267    73,555    41,757
                                                                    ----------   -------   -------
Meridian standard insurance:
   Automobile - Personal ........................................       28,374    56,908    26,153
   Automobile - Commercial ......................................       15,130    22,304    10,248
   Homeowners and farmowners ....................................       14,593    21,159     9,536
   Commercial multi-peril .......................................       18,405    25,942    11,381
   Workers' compensation ........................................        8,458    16,081     8,660
   Fire and allied ..............................................          806     1,095       499
   Other liability and products liability .......................        1,326     1,834       519
   Other lines ..................................................        2,856     4,542     2,157
                                                                    ----------   -------   -------
Total Meridian standard insurance earned premiums ...............       89,948   149,865    69,154
                                                                    ----------   -------   -------
Total earned premiums ...........................................      960,568   896,595   555,207
Investment management services ..................................        2,227     2,469     2,965
Net investment income ...........................................       64,480    59,666    47,225
Other income ....................................................        3,653     2,815    15,763
                                                                    ----------   -------   -------

Total revenues from external customers ..........................   $1,030,928   961,545   621,160
                                                                    ==========   =======   =======

     The standard insurance segments participate in a reinsurance pooling agreement with other standard insurance affiliates. For discussion regarding this arrangement and these segments' contribution to the pool and participation in the pool, see note 6. Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            2003
                                               ---------------------------------------------------
                                                                FOR THREE MONTHS ENDED
                                               ---------------------------------------------------
                                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               ---------   --------   -------------   ------------
                                                    (in thousands, except per share amounts)
Total revenues .............................    $253,353    263,160      265,110         260,073
Income before federal income taxes .........      28,563      8,910       20,804          25,000
Net income .................................      21,064      8,301       15,580          18,677
Net earnings per common share
   Basic ...................................        0.54       0.21         0.40            0.47
   Diluted .................................        0.53       0.21         0.38            0.46
                                                --------    -------      -------         -------

                                                                            2002
                                               ---------------------------------------------------
                                                                FOR THREE MONTHS ENDED
                                               ---------------------------------------------------
                                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               ---------   --------   -------------   ------------
                                                    (in thousands, except per share amounts)
Total revenues .............................    $229,959   236,223       246,962         254,335
Income (loss) before federal income taxes ..      17,301    (6,751)        5,128          22,112
Net income (loss) ..........................      13,165    (1,385)        5,885          19,330
Net earnings (loss) per common share
   Basic ...................................        0.34     (0.04)         0.15            0.50
   Diluted .................................        0.33     (0.04)         0.15            0.49
                                                --------   -------       -------         -------

(17) CONTINGENCIES

     The Company's insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policies at December 31, 2003. In the opinion of management, the effects, if any, of such litigation and published court decisions are not expected to be material to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     (b) There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company required by Items 401(a) and
(d)-(f) of Regulation S-K will be found under the caption "Proposal One:
Election of Directors" in the 2004 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption "Executive Officers of the Registrant" at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this
Item 10.

     The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 5, 2004, the members of the Audit Committee were Richard K. Smith, David
J. D'Antoni and William J. Lhota. Mr. Smith is Chairman of the Audit Committee. The Company's Board of Directors has determined that Mr. Smith is an "audit committee financial expert," as that term is defined in Item 401(h)(2) of Regulation S-K, and "independent," as that term is defined in Rule 10A-3 of the Exchange Act.

     Information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K will be found under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement, which information is incorporated herein by reference.

     The Company has adopted procedures by which shareholders may recommend individuals for membership to the Company's Board of Directors (the "Board"). It is the policy of the Company's Nominating and Governance Committee (the "Nominating Committee") to consider and evaluate candidates recommended by shareholders for membership on the Board in the same manner as all other candidates for nomination to the Board who are not incumbent directors. If a shareholder desires to recommend an individual for Board membership, then that shareholder must provide a written notice to the Secretary of the Company at 518 East Broad Street, Columbus, Ohio 43215 (the "Recommendation Notice"). For a recommendation to be considered by the Nominating Committee, the Recommendation Notice must contain, at a minimum, the following: the name and address, as they appear on the Company's books, and telephone number of the shareholder making the recommendation, including information on the number of shares owned; and if such person is not a shareholder of record or if such shares are owned by an entity, reasonable evidence of such person's ownership of such shares or such person's authority to act on behalf of such entity; the full legal name, address and telephone number of the individual being recommended, together with a reasonably detailed description of the background, experience and qualifications of that individual; a written acknowledgement by the individual being


                                     10K-b1
recommended that he or she has consented to that recommendation and consents to the Company's undertaking of an investigation into that individual's background, experience and qualifications in the event that the Nominating Committee desires to do so; the disclosure of any relationship of the individual being recommended with the Company or any of its subsidiaries or affiliates, whether direct or indirect; and, if known to the shareholder, any material interest of such shareholder or individual being recommended in any proposals or other business to be presented at the Company's next annual meeting of shareholders (or a statement to the effect that no material interest is known to such shareholder).

     The Company's Board of Directors has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics has been posted on the Company's website at http://www.stfc.com under "Corporate Governance." Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on the Company's website described above within five business days following its occurrence.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," and "Performance Graph" in the 2004 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption "Proposal One: Election of Directors" and "Principal Holders of Voting Securities" in the 2004 Proxy Statement, which information is incorporated herein by reference.

     Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K is as follows:

EQUITY COMPENSATION PLAN INFORMATION AT DECEMBER 31, 2003

                                                                                                 Number of Securities
                                              Number of Securities        Weighted-Average       Remaining Available
                                           to be Issued upon Exercise    Exercise Price of    for Future Issuance under
Plan Category                                of Outstanding Options     Outstanding Options   Equity Compensation Plans
-------------                              --------------------------   -------------------   -------------------------
Equity Compensation Plans Approved by
   Security Holders ....................            2,548,398                  $12.81                4,708,500(1)

Equity Compensation Plans not Approved
   by Security Holders .................               90,147                  $13.86                  273,202(2)
                                                    ---------                  ------                ---------
Total ..................................            2,638,545                                        4,981,702
                                                    =========                                        =========

(1) Includes 4,081,200 Common Shares available for issuance under the Company's 2000 Stock Option Plan, 252,300 Common Shares available for issuance under the Company's 2000 Directors Stock Option Plan, and 375,000 Common Shares available for issuance under the Company's 1991 Employee Stock Purchase and Dividend Reinvestment Plan.

(2) This is the number of Common Shares available for issuance under the 1998 State Auto Agent's Stock Option Plan.

----------


                                     10K-b2

1998 STATE AUTO AGENT'S STOCK OPTION PLAN

     The Company's Board of Directors adopted the 1998 State Auto Agent's Stock Option Plan (the "Agent's Option Plan") to encourage selected independent insurance agencies that represent the Company and its affiliates (the "State Auto Agents") to acquire or increase and retain a financial interest in the Company in order to strengthen the mutuality of interests between the State Auto Agents and the Company's shareholders. The Agent's Option Plan is administered by a plan administration committee consisting of at least three members appointed by the Company's Board of Directors. The Agent's Option Plan will terminate in May 2008, unless terminated earlier by the Company's Board of Directors.

     Under the Agent's Option Plan, State Auto Agents who become participants are offered nonqualified stock options to purchase Common Shares of the Company. The number of options granted to a participant is based on the formula set forth in the Agent's Option Plan and in each participant's participation agreement. The exercise price of options granted under the Agent's Option Plan is equal to the last reported sale price of the Common Shares on the Nasdaq National Market on the day of the grant. The options granted become exercisable on the first day of the calendar year following the participant's achievement of specific production and profitability requirements. Generally, the participant has up to two calendar years to achieve these performance targets and vest the options. Subject to certain restrictions, participants may exercise options that become vested. Each option has a term of ten years. If an option is not fully exercised by its expiration date, it will terminate to the extent not previously exercised.

     If a participant's agency agreement terminates, or if the participant fails to meet its performance criteria as set forth in its participation agreement and in the Agent's Option Plan, or the participant fails to pay any amounts due under its agency agreement on time, the option granted to such participant, to the extent not vested, will terminate. In addition, if a participant terminates its relationship with the Company or its affiliates, the participant will not be eligible to receive awards of options after the date of such termination, and any outstanding but unexercised awards will terminate as described in the preceding sentence.

     The Common Shares subject to the Agent's Option Plan have been registered under the Securities Act of 1933, as amended. Therefore, these Common Shares are freely tradeable once acquired upon the exercise of the options, unless such Common Shares are acquired by a participant who is considered an "affiliate" of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption "Certain Transactions" in the 2004 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal accounting fees and services required by
Item 9(a) of Schedule 14A will be found under the caption "Independent Public Accountants" in the 2004 Proxy Statement, which information is incorporated herein by reference.


                                     10K-b3

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) LISTING OF FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company, are filed as part of this Form 10-K Report and are included in Item 8:

          Report of Independent Auditors
          Consolidated Balance Sheets as of
             December 31, 2003 and 2002
          Consolidated Statements of Income for
             each of the three years in the
             period ended December 31, 2003
          Consolidated Statements of Stockholders'
             Equity for each of the three years in the period ended December 31, 2003
          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003
          Notes to Consolidated Financial Statements

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedules of the Company for the years 2003, 2002, and 2001, are included in Item 14(d), following the signatures, and should be read in conjunction with the consolidated financial statements contained in this Form 10-K Annual Report.

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


                                     10K-b4

(a)(3) LISTING OF EXHIBITS

                                                                           If incorporated by reference document with
Exhibit No.                    Description of Exhibit                      which Exhibit was previously filed with SEC
-----------                    ----------------------                     ---------------------------------------------
   3.01       State Auto Financial Corporation's Amended and Restated     1933 Act Registration Statement No. 33-40643
              Articles of Incorporation                                   on Form S-1 (see Exhibit 3(a) therein)

   3.02       State Auto Financial Corporation's Amendment to the         1933 Act Registration Statement No. 33-89400
              Amended and Restated Articles of Incorporation              on Form S-8 (see Exhibit 4(b) therein)

   3.03       State Auto Financial Corporation Certificate of Amendment   Form 10-K Annual Report for the year ended
              to the Amended and Restated Articles of Incorporation as    December 31, 1998 (see Exhibit 3(A)(3)
              of June 2, 1998                                             therein)

   3.04       State Auto Financial Corporation's Amended and Restated     1933 Act Registration Statement No. 33-40643
              Code of Regulations                                         on Form S-1 (see Exhibit 3(b) therein)

   4.01       State Auto Financial Corporation's Amended and Restated     Form 10-K Annual Report for the year ended
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of    December 31, 1992 (see Exhibit 3(A) and 3(B)
              the Company's Amended and Restated Code of Regulations      therein)

   10.01      Guaranty Agreement between State Automobile Mutual          1933 Act Registration Statement No. 33-40643
              Insurance Company and State Auto Property and Casualty      on Form S-1 (see Exhibit 10 (d)therein)
              Insurance Company dated as of May 16, 1991

   10.02      Form of Indemnification Agreement between State Auto        1933 Act Registration Statement No. 33-40643
              Financial Corporation and each of its directors             on Form S-1 (see Exhibit 10 (e) therein)

   10.03*     State Auto 1991 Quality Performance Bonus Plan              1933 Act Registration Statement No. 33-40643
                                                                          on Form S-1 (see Exhibit 10 (f) therein)

   10.04*     1991 Stock Option Plan                                      1933 Act Registration Statement No. 33-40643
                                                                          on Form S-1 (see Exhibit 10 (h) therein)

   10.05*     Amendment Number 1 to the 1991 Stock Option Plan            1933 Act Registration Statement No. 33-89400
                                                                          on Form S-8 (see Exhibit 4 (a) therein)

   10.06*     1991 Directors' Stock Option Plan                           1933 Act Registration Statement No. 33-40643
                                                                          on Form S-1 (see Exhibit 10 (i) therein)

   10.07      License Agreement between State Automobile Mutual           1933 Act Registration Statement No. 33-40643
              Insurance Company and Policy Management Systems             on Form S-1 (see Exhibit 10 (k) therein)
              Corporation dated December 28, 1984

   10.08      Investment Management Agreement between Stateco Financial   Form 10-K Annual Report for the year ended
              Services, Inc. and State Automobile Mutual Insurance        December 31, 1992 (see Exhibit 10 (N) therein)
              Company, effective April 1, 1993

   10.09*     State Auto Insurance Companies Directors' Deferred          Form 10-K Annual Report for year ended
              Compensation Plan                                           December 31, 1995 (see Exhibit 10(S) therein)

   10.10*     State Auto Insurance Companies Amended and Restated         Registration Statement on Form S-8, File No.
              Non-Qualified Incentive Deferred Compensation Plan          333-56338 (see Exhibit 4(e) therein)

   10.11*     Amendment Number 2 to the 1991 Stock Option Plan            Form 10-K Annual Report for the year ended
                                                                          December 31, 1996 (see Exhibit 10(DD) therein)

   10.12*     Amendment Number 1 to the 1991 Directors' Stock Option      Form 10-K Annual Report for the year ended
              Plan                                                        December 31, 1996 (see Exhibit 10(EE) therei

   10.13      Amended and Restated SERP of State Auto Mutual effective    Form 10-K Annual Report for the year ended
              as of January 1, 1994                                       December 31, 1997 (see Exhibit 10(HH) therein)



                                     10K-b5

                                                                           If incorporated by reference document with
Exhibit No.                    Description of Exhibit                      which Exhibit was previously filed with SEC
-----------                    ----------------------                     ---------------------------------------------
   10.14      Credit Agreement dated as of June 1, 1999 between State     Form 10-Q for the period ended June 30, 1999
              Auto Financial Corporation and State Automobile Mutual      (see Exhibit 10(LL) therein)
              Insurance Company

   10.15      Reinsurance Pooling Agreement amended and restated as of    Form 10-K Annual Report for the year ended
              January 1, 2000 by and among State Automobile Mutual        December 31, 1999 (see Exhibit 10(W) therein)
              Insurance Company, State Auto Property and Casualty
              Insurance Company, Milbank Insurance Company, Midwest
              Security Insurance Company (n/k/a State Auto Insurance
              Company of Wisconsin), Farmers Casualty Insurance Company
              and State Auto Insurance Company (n/k/a State Auto
              Insurance Company of Ohio)

   10.16      Management and Operations Agreement as of January 1, 2000   Form 10-K Annual Report for the year ended
              among State Automobile Mutual Insurance Company, State      December 31, 1999 (see Exhibit 10(X) therein)
              Auto Financial Corporation, State Auto Property and
              Casualty Insurance Company, State Auto National Insurance
              Company, Milbank Insurance Company, State Auto Insurance
              Company (n/k/a State Auto Insurance Company of Ohio),
              Stateco Financial Services, Inc., Strategic Insurance
              Software, Inc., 518 Property Management and Leasing, LLC

   10.17      Property Catastrophe Overlying Excess of Loss Reinsurance   Form 10-K Annual Report for the year ended
              contract issued to State Automobile Mutual Insurance        December 31, 1999 (see Exhibit 10(Y) therein)
              Company, State Auto National Insurance Company, Milbank
              Insurance Company, Midwest Security Insurance Company
              (n/k/a State Auto Insurance Company of Wisconsin),
              Farmers Casualty Insurance Company, Mid-Plains Insurance
              Company by State Auto Property and Casualty Insurance
              Company

   10.18      First Amendment to the Management and Operations            Form 10-K Annual Report for the year ended
              Agreement effective January 1, 2000 among State             December 31, 1999 (see Exhibit 10(Z) therein)
              Automobile Mutual Insurance Company, State Auto Financial
              Corporation, State Auto Property and Casualty Insurance
              Company, State Auto National Insurance Company, Milbank
              Insurance Company, State Auto Insurance Company (n/k/a
              State Auto Insurance Company of Ohio), Stateco Financial
              Services, Inc., Strategic Insurance Software, Inc. and
              518 Property Management and Leasing, LLC

   10.19      First Amendment to the June 1, 1999 Credit Agreement        Form 10-K Annual Report for the year ended
              dated November 1, 1999 between State Auto Financial         December 31, 1999 (see Exhibit 10(AA) therein)
              Corporation and State Automobile Mutual Insurance Company

   10.20      Second amendment to the June 1, 1999 Credit Agreement       Form 10-Q for the period ended March 31, 2000
              dated December 1, 1999 between State Auto Financial         (see Exhibit 10(BB) therein)
              Corporation and State Automobile Mutual Insurance Company

   10.21*     Form of Executive Agreement between State Auto Financial    Form 10-K Annual Report for the year ended
              Corporation and certain executive officers                  December 31, 2000 (see Exhibit 10(CC) therein)


   10.22      First Amendment to the Reinsurance Pooling Agreement        Form 10-K Annual Report for the year ended
              Amended and Restated as of January 1, 2000 by and among     December 31, 2000 (see Exhibit 10(DD) therein)
              State Auto Property and Casualty Insurance Company, State
              Automobile Mutual Insurance Company, Milbank Insurance
              Company, Midwest Security Insurance Company (n/k/a State
              Auto Insurance Company of Wisconsin), Farmers Casualty
              Insurance Company and State Auto Insurance Company (n/k/a
              State Auto Insurance Company of Ohio)


                                     10K-b6

                                                                           If incorporated by reference document with
Exhibit No.                    Description of Exhibit                      which Exhibit was previously filed with SEC
-----------                    ----------------------                     ---------------------------------------------
   10.23      Addendum No. 1 of the Property Catastrophe Overlying        Form 10-K Annual Report for the year ended
              Excess of Loss Reinsurance Contract by and among State      December 31, 2000 (see Exhibit 10(EE) therein)
              Auto Property and Casualty Insurance Company, State
              Automobile Mutual Insurance Company, State Auto National
              Insurance Company, Milbank Insurance Company, Midwest
              Security Insurance Company (n/k/a State Auto Insurance
              Company of Wisconsin), Farmers Casualty Insurance
              Company, Mid-Plains Insurance Company and State Auto
              Insurance Company (n/k/a State Auto Insurance Company of
              Ohio) dated November 17, 2000

   10.24*     2000 Stock Option Plan                                      Definitive Proxy Statement on Form DEF 14A,
                                                                          File No. 000-19289, for Annual Meeting of
                                                                          Shareholders held on May 26, 2000 (see
                                                                          Appendix A therein)

   10.25*     2000 Directors Stock Option Plan                            Definitive Proxy Statement on Form DEF 14A,
                                                                          File No. 000-19289, for Annual Meeting of
                                                                          Shareholders held on May 26, 2000 (see
                                                                          Appendix B therein)

   10.26*     First Amendment to 2000 Directors Stock Option Plan         Form 10-Q for the period ended March 31, 2001
                                                                          (see Exhibit 10(HH) therein)

   10.27*     Second Amendment to the Reinsurance Pooling Agreement       Form 10-Q for the period ended June 30, 2001
              Amended and Restated as of January 1, 2000, by the State    (see Exhibit 10(II) therein)
              Automobile Mutual Insurance Company, State Auto Property
              and Casualty Insurance Company, Milbank Insurance
              Company, Midwest Security Insurance Company (n/k/a State
              Auto Insurance Company of Wisconsin), Farmers Casualty
              Insurance Company and State Auto Insurance Company (n/k/a
              State Auto Insurance Company of Ohio)

   10.28*     Second Amendment to 1991 Directors Stock Option Plan        Form 10-Q for the period ended September 30,
                                                                          2001 (see Exhibit 10(JJ) therein)

   10.29*     Second Amendment to 2000 Directors Stock Option Plan        Form 10-Q for the period ended September 30,
                                                                          2001 (see Exhibit 10(KK) therein)

   10.30*     Third Amendment to 2000 Directors Stock Option Plan         Form 10-K Annual Report for the year ended
                                                                          December 31, 2001 (see Exhibit 10(EE) therein

   10.31      Third Amendment to State Auto Reinsurance Pooling           Form 10-K Annual Report for the year ended
              Agreement, Amended and Restated as of January 1, 2000       December 31, 2001 (see Exhibit 10(FF) therein

   10.32      Stop Loss Reinsurance Agreement dated October 1, 2001       Form 10-K Annual Report for the year ended
              among inter alia Mutual and State Auto P&C                  December 31, 2001 (see Exhibit 10(GG) therei

   10.33      Amendment No. 2 to the Management and Operations            Form 10-K Annual Report for the year ende
              Agreement dated January 1, 2000 among, inter alia, Mutual   December 31, 2001 (see Exhibit 10(HH therein)
              and State Auto P&C

   10.34      Amendment No. 3 to Management and Operations Agreement      Form 10-Q for the period ended June 30, 2002
              effective January 1, 2002, among State Automobile Mutual    (see Exhibit 10(LL) therein)
              Insurance Company, State Auto Financial Corporation,
              State Auto Property and Casualty Insurance Company, State
              Auto National Insurance Company, Milbank Insurance
              Company, State Auto Insurance Company, Stateco Financial
              Services, Inc., Strategic Insurance Software, Inc., and
              518 Property Management and Leasing, LLC

   10.35      Management Services Agreement as of July 1, 2002 by and     Form 10-Q for the period ended September 30,
              among State Auto Property and Casualty Insurance Company,   2002 (see Exhibit 10(NN) therein)
              Meridian Insurance Group, Inc., Meridian Security
              Insurance Company, Meridian Citizens Mutual Insurance
              Company and Meridian Citizens Security Insurance Company


                                     10K-b7

                                                                           If incorporated by reference document with
Exhibit No.                    Description of Exhibit                      which Exhibit was previously filed with SEC
-----------                    ----------------------                     ---------------------------------------------
   10.36      Cost Sharing Agreement among State Auto Property and        Form 10K Annual Report for year ended 12-31-0
              Casualty Insurance Company, State Automobile Mutual         (see Exhibit 10(OO) therein)
              Insurance Company, and State Auto Florida Insurance
              Company effective January 1, 2003

   10.37      Fourth Amendment to State Auto Reinsurance Pooling          Form 10K Annual Report for year ended 12-31-0
              Agreement, Amended and Restated as of January 1, 2000       (see Exhibit 10(TT) therein)

   10.38*     Fourth Amendment to 2000 Directors Stock Option Plan        Form 10K Annual Report for year ended 12-31-0
                                                                          (see Exhibit 10(UU) therein)

   10.39      Employment Agreement dated as of May 22, 2003, between      Form 10-Q for the period ending June 30, 2003
              State Auto Financial Corporation and Robert H. Moone        (see 10(WW) therein)

   10.40      Amended and Restated Declaration of Trust of STFC Capital   Form 10-Q for the period ending June 30, 2003
              Trust I, dated as of May 22, 2003                           (see 10(XX) therein)

   10.41      Indenture dated as of May 22, 2003, for Floating Rate       Form 10-Q for the period ending June 30, 2003
              Junior Subordinated Debt Securities Due 2033                (see 10(YY) therein)

   10.42      Amendment No. 3 to 1991 Stock Option Plan Effective         Form 10-Q for the period ending September 30,
              January 1, 2001                                             2003 (see 10.01) therein)

   10.43      Amendment No. 1 to 2000 Stock Option Plan Effective         Form 10-Q for the period ending September 30,
              January 1, 2001                                             2003 (see 10.02) therein

   10.44      Addendum No. 1 to Property Catastrophe Overlying Excess     Form 10-Q for the period ending September 30,
              of Loss Reinsurance Contract effective November 16, 2001    2003 (see 10.03) therein

   10.45      Property Catastrophe Overlying Excess of Loss Reinsurance   Form 10-Q for the period ending September 30,
              Contract effective July 1, 2002                             2003 (see 10.04) therein

   10.46      Property Catastrophe Overlying Excess of Loss Reinsurance   Included herein
              Contract effective as of 7/1/03

   10.47      Credit Agreement Among SAF Funding Corporation, The         Form 8-K Current Report filed on December 16,
              Lenders and KeyBank National Association dated November     2003 (see Exhibit 10.01 therein)
              12, 2003

   10.48      Put Agreement among State Automobile Mutual Insurance       Form 8-K Current Report filed on December 16,
              Company, State Auto Financial Corporation and KeyBank       2003 (see Exhibit 10.02 therein)
              National Association dated November 12, 2003

   10.49      Standby Purchase Agreement between State Auto Financial     Form 8-K Current Report filed on December 16,
              Corporation and SAF Funding Corporation dated November      2003 (see Exhibit 10.03 therein)
              12, 2003

   10.50      Indenture dated as of November 13, 2003, among State Auto   Securities Act Registration Statement on Form
              Financial Corporation, as Issuer, and Fifth Third Bank as   S-4 (File No. 333-111507)(see Exhibit 4.01
              Trustee                                                     therein)

   10.51      Form of 6 1/4% Senior Note due 2013 (Exchange Note)         Securities Act Registration Statement on Form
                                                                          S-4 (File No. 333-111507)(see Exhibit 4.02
                                                                          therein)

   10.52      Amended and Restated Declaration of Trust of STFC Capital   Securities Act Registration Statement on Form
              Trust I, dated as of May 22, 2003                           S-4 (File No. 333-111507)(see Exhibit 10.40
                                                                          therein)

   21.01      List of Subsidiaries of State Auto Financial Corporation    Included herein

   23.01      Consent of Independent Auditors                             Included herein

   24.01      Powers of Attorney - William J. Lhota, Urlin G. Harris,     Form 10-Q for the period ended June 30, 1997
              Jr., Paul W. Huesman, and David J. D'Antoni                 (see Exhibit 24(C) therein)


                                     10K-b8

                                                                           If incorporated by reference document with
Exhibit No.                    Description of Exhibit                      which Exhibit was previously filed with SEC
-----------                    ----------------------                     ---------------------------------------------
   24.02      Power of Attorney - John R. Lowther                         Form 10-Q for the period ended March 31, 1998
                                                                          (see Exhibit 24(D) therein)

   24.03      Power of Attorney - Robert H. Moone                         Form 10-K Annual Report for the year ended
                                                                          December 31, 1998 (see Exhibit 24(E) therein)

   24.04      Power of Attorney - Richard K. Smith                        Form 10-K Annual Report for the year ended
                                                                          December 31, 2000 (See Exhibit 24(D) therein)

   24.05      Power of Attorney - S. Elaine Roberts                       Form 10-K Annual Report for the year ended
                                                                          December 31, 2002 (See Exhibit 24(F) therein)

   24.06      Power of Attorney - Paul S. Williams                        Included herein

   31.01      CEO certification required by Section 302 of                Included herein
              Sarbanes-Oxley Act of 2002

   31.02      CFO certification required by Section 302 of                Included herein
              Sarbanes-Oxley Act of 2002

   32.01      CEO certification required by Section 906 of                Included herein
              Sarbanes-Oxley Act of 2002

   32.02      CFO certification required by Section 906 of                Included herein
              Sarbanes-Oxley Act of 2002

--------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit

(b) REPORTS ON FORM 8-K

     On each of October 16, 2003, November 5, 2003, and December 16, 2003, the Company filed a Form 8-K under Item 5.

(c) EXHIBITS

     The exhibits have been submitted as a separate section of this report following the financial statement schedules.

(d) FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules have been submitted as a separate section of this report following the signatures and certifications.


                                     10K-b9

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STATE AUTO FINANCIAL CORPORATION

Dated: March 12, 2004            /s/ Robert H. Moone
                                 -----------------------------------------------
                                 Robert H. Moone
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                           Title                          Date
         ----                           -----                          ----
/s/Robert H. Moone             Chairman, President and            March 12, 2004
----------------------         Chief Executive Officer
Robert H. Moone             (principal executive officer)

/s/Steven J. Johnston          Chief Financial Officer,           March 12, 2004
----------------------   Senior Vice President, and Treasurer
Steven J. Johnston           (principal financial officer)

/s/ Cynthia A. Powell        Vice President and Controller        March 12, 2004
----------------------      (principal accounting officer)
Cynthia A. Powell

 David J. D'Antoni*                  Director                     March 12, 2004
----------------------
 David J. D'Antoni

Urlin G. Harris, Jr.*                Director                     March 12, 2004
----------------------
Urlin G. Harris, Jr.

Paul W. Huesman*                     Director                     March 12, 2004
----------------------
Paul W. Huesman

William J. Lhota*                    Director                     March 12, 2004
----------------------
William J. Lhota

John R. Lowther*                     Director                     March 12, 2004
----------------------
John R. Lowther

S. Elaine Roberts* Director March 12, 2004
----------------------
S. Elaine Roberts

Richard K. Smith*                    Director                     March 12, 2004
----------------------


                                     10K-b10

Richard K. Smith

Paul S. Williams*                    Director                     March 12, 2004
----------------------
Paul S. Williams

     *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/Steven J. Johnston                                             March 12, 2004
----------------------
Steven J. Johnston
Attorney in Fact


                                     10K-b11

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003

                 Column A                       Column B     Column C       Column D
--------------------------------------------   ----------   ----------   -------------
                                                                           Amount at
              Available for Sale                                          which shown
                                                                             in the
             Type of Investments                Cost (1)       Value     balance sheet
--------------------------------------------   ----------   ----------   -------------
                                                          (in thousands)
Fixed maturities:
   Bonds:
      United States Government and
         government agencies and authorities   $  584,472   $  593,697     $  593,697
      States, municipalities and
         political subdivisions                   676,468      722,357        722,357
      Public utilities                              4,917        5,616          5,616
      All other corporate bonds                    93,720       99,742         99,742
                                               ----------   ----------     ----------
         Total fixed maturities                 1,359,577    1,421,412      1,421,412
                                               ----------   ----------     ----------

Equity securities:
   Common stocks:
      Public utilities                              3,368        3,800          3,800
      Banks, trust and insurance companies         33,591       38,253         38,253
      Industrial and all other                     84,066       97,204         97,204
                                               ----------   ----------     ----------
         Total equity securities                  121,025      139,257        139,257
                                               ----------   ----------     ----------

   Other long-term investments                      9,485     xxxxxx            9,643
                                               ----------                  ----------
         Total investments                     $1,490,087     xxxxxx       $1,570,312
                                               ==========                  ==========

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.


                                      Sch 1

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                     December 31
                                                               -------------------
                                                                  2003       2002
                                                               ---------   -------
                                                                  (in thousands)
                           ASSETS

Fixed maturities, available for sale, at fair value            $   9,698        --
Equity securities, available for sale, at fair value               6,278        --
Investments in common stock of subsidiaries (equity method)      678,575   519,893
Other Invested Assets, at fair value                               1,075        --
Cash and cash equivalents                                          2,191        93
Real estate                                                          371       389
Other assets                                                       2,803       740
Federal income tax                                                 4,519     3,744
                                                               ---------   -------

      Total assets                                             $ 705,510   524,859
                                                               =========   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable (affiliates $60,964 and $45,500, respectively)   $ 161,220    60,500
Due to affiliates                                                    423       173
Accrued expenses                                                   1,576       417
                                                               ---------   -------

      Total liabilities                                          163,219    61,090

STOCKHOLDERS' EQUITY
Class A Preferred stock (nonvoting), without par value.
   Authorized 2,500 shares; none issued
Class B Preferred stock, without par value
   Authorized 2,500 shares; none issued                               --        --
Common stock, without par value.  Authorized
   100,000 shares, respectively; issued                               --        --
   44,164 and 43,525 shares
   issued and outstanding, respectively, at stated value of
   $2.50 per share                                               110,410   108,814
Less 4,605 and 4,524 treasury shares, respectively, at cost      (55,762)  (54,249)
Additional paid-in capital                                        56,653    50,354
Accumulated other comprehensive income                            52,992    42,535
Retained earnings                                                377,998   316,315
                                                               ---------   -------

      Total stockholders' equity                                 542,291   463,769
                                                               ---------   -------

      Total liabilities and stockholders' equity               $ 705,510   524,859
                                                               =========   =======


                                      Sch 2

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                         CONDENSED STATEMENTS OF INCOME

                                                         Year ended December 31
                                                       -------------------------
                                                         2003     2002     2001
                                                       -------   ------   ------
                                                             (in thousands)
Investment income                                      $   145       25      150
Rental income                                               37       37       38
Net realized loss on investments                           (16)      --       --

                                                       -------   ------   ------
         Total revenue                                     166       62      188
                                                       -------   ------   ------

Interest expense (affiliate $1,593, $2,161 and
   $2,275, respectively)                                 2,991    2,161    2,275
Total operating expenses                                 3,018    1,653    1,889
                                                       -------   ------   ------

   Loss before federal income taxes                     (5,843)  (3,752)  (3,976)

Federal income tax benefit                              (1,540)  (1,313)  (1,383)

                                                       -------   ------   ------
   Net loss before equity in undistributed net
      earnings of subsidiaries                          (4,303)  (2,439)  (2,593)

Equity in undistributed net earnings of subsidiaries    67,947   39,457   23,208

                                                       -------   ------   ------
         Net Income                                    $63,644   37,018   20,615
                                                       =======   ======   ======


                                      Sch 3

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    CONTINUED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31
                                                               ----------------------------
                                                                 2003       2002      2001
                                                               --------   -------   -------
                                                                       (in thousands)
Cash flows from operating activities:
   Net income                                                  $ 63,644    37,018    20,615
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization, net                            874       183       157
      Net realized loss on investments                               16        --        --
      Equity in undistributed earnings of subsidiaries          (67,947)  (39,457)  (23,208)
   Changes in operating assets and liabilities:
      Change in accrued expenses and due to affiliates            1,409      (751)      788
      Change in other assets                                       (292)      148      (328)
      Change in federal income taxes                              1,217        74       178

                                                               --------   -------   -------
         Net cash used in operating activities                   (1,079)   (2,785)   (1,798)
                                                               --------   -------   -------

Cash flows from investing activities:
   Capitalization of subsidiary                                 (84,000)  (21,514)   (9,001)
   Dividends received from subsidiaries                           2,650    12,364    11,701
   Purchase fixed maturities                                     (9,580)       --        --
   Purchase equity securities                                    (5,985)       --        --
   Purchase other invested assets                                (1,097)       --        --

                                                               --------   -------   -------
         Net cash provided by (used in) investing activities    (98,012)   (9,150)    2,700
                                                               --------   -------   -------

Cash flows from financing activities:
   Proceeds from issuance of debt to bank                       115,464    15,000        --
   Debt issuance costs                                           (2,071)       --        --
   Net proceeds from sale of common stock                         4,675     2,999     2,466
   Payments to acquire treasury stock                              (729)   (6,261)     (388)
   Cash flow hedge derivative settlement                            811        --        --
   Repayment of debt                                            (15,000)       --        --
   Payment of dividends                                          (1,961)   (1,715)   (1,566)

                                                               --------   -------   -------
         Net cash provided by financing activities              101,189    10,023       512
                                                               --------   -------   -------

         Net increase (decrease) in cash and invested cash        2,098    (1,912)    1,414

                                                               --------   -------   -------
Cash and cash equivalents at beginning of year                       93     2,005       591
                                                               --------   -------   -------
                                                               --------   -------   -------
Cash and cash equivalents at end of year                       $  2,191        93     2,005
                                                               ========   =======   =======

Supplemental Disclosures:
   Cash received for federal income taxes                      $  2,750     1,386     1,561
                                                               --------   -------   -------
   Cash paid for interest                                      $  2,331     2,161     2,275
                                                               --------   -------   -------


                                      Sch 4

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                 (in thousands)

                  Column A                      Column B         Column C       Column D     Column E     Column F
-------------------------------------------   -----------   -----------------   --------   ------------   --------

                                                Deferred      Future policy                Other policy
                                                 policy     benefits, losses,               claims and
                                              acquisition       claims and      Unearned     benefits      Premium
                  Segment                         cost        loss expenses     premiums      payable      revenue
-------------------------------------------   -----------   -----------------   --------   ------------   --------
Year ended December 31, 2003
   State Auto standard insurance segment        $80,478          $460,312       $361,704         --       $788,353
   State Auto nonstandard insurance segment       4,535            43,632         28,231         --         82,267
   Meridian standard insurance segment            2,086           139,075         14,406         --         89,948
                                                -------          --------       --------        ---       --------
   Total                                         87,099           643,019        404,341         --        960,568
                                                =======          ========       ========        ===       ========

Year ended December 31, 2002
   State Auto standard insurance segment        $65,374          $402,217       $299,115         --       $673,175
   State Auto nonstandard insurance segment       4,305            39,555         25,865         --         73,555
   Meridian standard insurance segment            8,207           159,186         53,010         --        149,865
                                                -------          --------       --------        ---       --------
   Total                                         77,886           600,958        377,990         --        896,595
                                                =======          ========       ========        ===       ========

Year ended December 31, 2001
   State Auto standard insurance segment        $54,129          $344,746       $244,421         --       $444,296
   State Auto nonstandard insurance segment       2,595            33,460         19,613         --         41,757
   Meridian standard insurance segment           10,363           145,654         65,461         --         69,154
                                                -------          --------       --------        ---       --------
   Total                                         67,087           523,860        329,495         --        555,207
                                                =======          ========       ========        ===       ========

                                                    Column G        Column H         Column I       Column J     Column K
                                                   ----------   ----------------   ------------   ------------   --------

                                                                                   Amortization
                                                                Benefits,claims,    of deferred
                                                      Net          losses and         policy          Other
                                                   investment      settlement       acquisition     operating    Premiums
                                                   income (1)       expenses           costs      expenses (1)    written
                                                   ----------   ----------------   ------------   ------------   --------
Year ended December 31, 2003
   State Auto standard insurance segment             $46,486        $520,674         $217,223        $34,742     $854,701
   State Auto nonstandard insurance segment            3,091          62,203           11,631          3,060       80,418
   Meridian standard insurance segment                 8,783          68,346           15,387          9,780       52,146
   Investment management services                         94              --               --             --           --
   All other                                             143              --               --             --           --
   Corporate                                             145              --               --             --           --
   Reclassification adjustments in consolidation       5,883              --               --             --           --
                                                     -------        --------         --------        -------     --------
   Total                                              64,625         651,223          244,241         47,582      987,265
                                                     =======        ========         ========        =======     ========

Year ended December 31, 2002
   State Auto standard insurance segment             $42,223        $467,263         $178,761        $28,187     $722,599
   State Auto nonstandard insurance segment            2,759          58,139           10,601          1,830       82,301
   Meridian standard insurance segment                 9,322         128,072           34,978          9,991      137,944
   Investment management services                        125              --               --             --           --
   All other                                             180              --               --             --           --
   Corporate                                              25              --               --             --           --
   Reclassification adjustments in consolidation       5,057              --               --             --           --
                                                     -------        --------         --------        -------     --------
   Total                                              59,691         653,474          224,340         40,008      942,844
                                                     =======        ========         ========        =======     ========

Year ended December 31, 2001
   State Auto standard insurance segment             $37,230        $292,917         $ 96,127        $42,597     $462,931
   State Auto nonstandard insurance segment            2,335          38,178            6,344          3,279       46,484
   Meridian standard insurance segment                 3,595          95,979            6,551         12,309       64,526
   Investment management services                        318              --               --             --           --
   All other                                             193              --               --             --           --
   Corporate                                             150              --               --             --           --
   Reclassification adjustments in consolidation       3,554              --               --             --           --
                                                     -------        --------         --------        -------     --------
   Total                                              47,375         427,074          109,022         58,185      573,941
                                                     =======        ========         ========        =======     ========

(1) Net investment income and other operating expenses are allocated to segments on a legal entity basis.


                                      Sch 5

                        STATE AUTO FINANCIAL CORPORATION

                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                       (in thousands, except percentages)

              Column A                   Column B             Column C                   Column D            Column E     Column F
------------------------------------   ------------   ------------------------   ------------------------   ----------   ----------

                                                              Ceded to                 Assumed from                      Percentage
                                                      ------------------------   ------------------------                 of amount
                                                       Outside     Affiliated     Outside     Affiliated                   assumed
                                       Gross Amount   Companies   Companies(1)   Companies   Companies(1)   Net Amount    to net(2)
                                       ------------   ---------   ------------   ---------   ------------   ----------   ----------
Year ended December 31, 2003
   property-casualty earned premiums     $679,868      $12,751      $603,823       $4,893      $892,381      $960,568       0.5%

Year ended December 31, 2002
   property-casualty earned premiums     $577,803      $11,260      $506,777       $3,934      $832,895      $896,595       0.4%

Year ended December 31, 2001
   property-casualty earned premiums     $472,766      $ 8,335      $432,168       $4,304      $518,640      $555,207       0.8%

----------
(1) These columns include the effect of intercompany pooling.

(2) Calculated as earned premiums assumed from outside companies to net amount.


                                      Sch 6

                                   ITEM 15(C)
                                  EXHIBIT INDEX

(a)(3) LISTING OF EXHIBITS

                                                                           If incorporated by reference document with
Exhibit No.                    Description of Exhibit                      which Exhibit was previously filed with SEC
-----------                    ----------------------                     ---------------------------------------------
   3.01       State Auto Financial Corporation's Amended and Restated     1933 Act Registration Statement No. 33-40643
              Articles of Incorporation                                   on Form S-1 (see Exhibit 3(a) therein)

   3.02       State Auto Financial Corporation's Amendment to the         1933 Act Registration Statement No. 33-89400
              Amended and Restated Articles of Incorporation              on Form S-8 (see Exhibit 4(b) therein)

   3.03       State Auto Financial Corporation Certificate of Amendment   Form 10-K Annual Report for the year ended
              to the Amended and Restated Articles of Incorporation as    December 31, 1998 (see Exhibit 3(A)(3)
              of June 2, 1998                                             therein)

   3.04       State Auto Financial Corporation's Amended and Restated     1933 Act Registration Statement No. 33-40643
              Code of Regulations                                         on Form S-1 (see Exhibit 3(b) therein)

   4.01       State Auto Financial Corporation's Amended and Restated     Form 10-K Annual Report for the year ended
              Articles of Incorporation, and Articles 1, 3, 5 and 9 of    December 31, 1992 (see Exhibit 3(A) and 3(B)
              the Company's Amended and Restated Code of Regulations      therein)

   10.01      Guaranty Agreement between State Automobile Mutual          1933 Act Registration Statement No. 33-40643
              Insurance  Company and State Auto Property and Casualty     on Form S-1 (see Exhibit 10 (d) therein)
              Insurance Company dated as of May 16, 1991

   10.02      Form of Indemnification Agreement between State Auto        1933 Act Registration Statement No. 33-40643
              Financial Corporation and each of its directors             on Form S-1 (see Exhibit 10 (e) therein)

   10.03*     State Auto 1991 Quality Performance Bonus Plan              1933 Act Registration Statement No. 33-40643
                                                                          on Form S-1 (see Exhibit 10 (f) therein)

   10.04*     1991 Stock Option Plan                                      1933 Act Registration Statement No. 33-40643
                                                                          on Form S-1 (see Exhibit 10 (h) therein)

                                                                          1933 Act Registration Statement No. 33-89400
   10.05*     Amendment Number 1 to the 1991 Stock Option Plan            on Form S-8 (see Exhibit 4 (a) therein)

                                                                          1933 Act Registration Statement No. 33-40643
   10.06*     1991 Directors' Stock Option Plan                           on Form S-1 (see Exhibit 10 (i) therein)

   10.07      License Agreement between State Automobile Mutual           1933 Act Registration Statement No. 33-40643
              Insurance Company and Policy Management Systems             on Form S-1 (see Exhibit 10 (k) therein)
              Corporation dated December 28, 1984

   10.08      Investment Management Agreement between Stateco Financial   Form 10-K Annual Report for the year ended
              Services, Inc. and State Automobile Mutual Insurance        December 31, 1992 (see Exhibit 10 (N)
              Company, effective April 1, 1993                            therein)

   10.09*     State Auto Insurance Companies Directors' Deferred          Form 10-K Annual Report for year ended
              Compensation Plan                                           December 31, 1995 (see Exhibit 10(S)
                                                                          therein)

   10.10*     State Auto Insurance Companies Amended and Restated         Registration Statement on Form S-8, File No.
              Non-Qualified Incentive Deferred Compensation Plan          333-56338 (see Exhibit 4(e) therein)

   10.11*     Amendment Number 2 to the 1991 Stock Option Plan            Form 10-K  Annual  Report for the year ended
                                                                          December 31, 1996 (see Exhibit 10(DD)
                                                                          therein)

   10.12*     Amendment Number 1 to the 1991 Directors' Stock Option      Form 10-K Annual Report for the year ended
              Plan                                                        December 31, 1996 (see Exhibit 10(EE)
                                                                          therein)

   10.13      Amended and Restated SERP of State Auto Mutual effective    Form 10-K  Annual  Report for the year ended
              as of January 1, 1994                                       December 31, 1997 (see Exhibit 10(HH)
                                                                          therein)

                                                                           If incorporated by reference document with
Exhibit No.                 Description of Exhibit                         which Exhibit was previously filed with SEC
-----------                 ----------------------                        ---------------------------------------------
   10.14      Credit Agreement dated as of June 1, 1999 between State     Form 10-Q for the period ended June 30, 1999
              Auto Financial Corporation and State Automobile Mutual      (see Exhibit 10(LL) therein)
              Insurance Company

   10.15      Reinsurance Pooling Agreement amended and restated as of    Form 10-K Annual Report for the year ended
              January 1, 2000 by and among State Automobile Mutual        December 31, 1999 (see Exhibit 10(W) therein)
              Insurance Company, State Auto Property and Casualty
              Insurance Company, Milbank Insurance Company, Midwest
              Security Insurance Company (n/k/a State Auto Insurance
              Company of Wisconsin), Farmers Casualty Insurance Company
              and State Auto Insurance Company (n/k/a State Auto
              Insurance Company of Ohio)

   10.16      Management and Operations Agreement as of January 1, 2000   Form 10-K Annual Report for the year ended
              among State Automobile Mutual Insurance Company, State      December 31, 1999 (see Exhibit 10(X) therein)
              Auto Financial Corporation, State Auto Property and
              Casualty Insurance Company, State Auto National Insurance
              Company, Milbank Insurance Company, State Auto Insurance
              Company (n/k/a State Auto Insurance Company of Ohio),
              Stateco Financial Services, Inc., Strategic Insurance
              Software, Inc., 518 Property Management and Leasing, LLC

   10.17      Property Catastrophe Overlying Excess of Loss Reinsurance   Form 10-K Annual Report for the year ended
              contract issued to State Automobile Mutual Insurance        December 31, 1999 (see Exhibit 10(Y) therein)
              Company, State Auto National Insurance Company, Milbank
              Insurance Company, Midwest Security Insurance Company
              (n/k/a State Auto Insurance Company of Wisconsin),
              Farmers Casualty Insurance Company, Mid-Plains Insurance
              Company by State Auto Property and Casualty Insurance
              Company

   10.18      First Amendment to the Management and Operations            Form 10-K Annual Report for the year ended
              Agreement effective January 1, 2000 among State             December 31, 1999 (see Exhibit 10(Z) therein)
              Automobile Mutual Insurance Company, State Auto Financial
              Corporation, State Auto Property and Casualty Insurance
              Company, State Auto National Insurance Company, Milbank
              Insurance Company, State Auto Insurance Company (n/k/a
              State Auto Insurance Company of Ohio), Stateco Financial
              Services, Inc., Strategic Insurance Software, Inc. and
              518 Property Management and Leasing, LLC

   10.19      First Amendment to the June 1, 1999 Credit Agreement        Form 10-K Annual Report for the year ended
              dated November 1, 1999 between State Auto Financial         December 31, 1999 (see Exhibit 10(AA)
              Corporation and State Automobile Mutual Insurance Company   therein)

   10.20      Second amendment to the June 1, 1999 Credit Agreement       Form 10-Q for the period ended March 31, 2000
              dated December 1, 1999 between State Auto Financial         (see Exhibit 10(BB) therein)
              Corporation and State Automobile Mutual Insurance Company

   10.21*     Form of Executive Agreement between State Auto Financial    Form 10-K Annual Report for the year ended
              Corporation and certain executive officers                  December 31, 2000 (see Exhibit 10(CC)
                                                                          therein)

   10.22      First Amendment to the Reinsurance Pooling Agreement        Form 10-K Annual Report for the year ended
              Amended and Restated as of January 1, 2000 by and among     December 31, 2000 (see Exhibit 10(DD)
              State Auto Property and Casualty Insurance Company, State   therein)
              Automobile Mutual Insurance Company, Milbank Insurance
              Company, Midwest Security Insurance Company (n/k/a State
              Auto Insurance Company of Wisconsin), Farmers Casualty
              Insurance Company and State Auto Insurance Company (n/k/a
              State Auto Insurance Company of Ohio)

                                                                           If incorporated by reference document with
Exhibit No.                 Description of Exhibit                         which Exhibit was previously filed with SEC
-----------                 ----------------------                        --------------------------------------------
   10.23      Addendum No. 1 of the Property Catastrophe Overlying        Form 10-K Annual Report for the year ended
              Excess of Loss Reinsurance Contract by and among State      December 31, 2000 (see Exhibit 10(EE)
              Auto Property and Casualty Insurance Company, State         therein)
              Automobile Mutual Insurance Company, State Auto National
              Insurance Company, Milbank Insurance Company, Midwest
              Security Insurance Company (n/k/a State Auto Insurance
              Company of Wisconsin), Farmers Casualty Insurance
              Company, Mid-Plains Insurance Company and State Auto
              Insurance Company (n/k/a State Auto Insurance Company of
              Ohio) dated November 17, 2000

   10.24*     2000 Stock Option Plan                                      Definitive Proxy Statement on Form DEF 14A,
                                                                          File No. 000-19289, for Annual Meeting of
                                                                          Shareholders held on May 26, 2000 (see
                                                                          Appendix A therein)

   10.25*     2000 Directors Stock Option Plan                            Definitive Proxy Statement on Form DEF 14A,
                                                                          File No. 000-19289, for Annual Meeting of
                                                                          Shareholders held on May 26, 2000 (see
                                                                          Appendix B therein)

   10.26*     First Amendment to 2000 Directors Stock Option Plan         Form 10-Q for the period ended March 31, 2001
                                                                          (see Exhibit 10(HH) therein)

   10.27*     Second Amendment to the Reinsurance Pooling Agreement       Form 10-Q for the period ended June 30, 2001
              Amended and Restated as of January 1, 2000, by the State    (see Exhibit 10(II) therein)
              Automobile Mutual Insurance Company, State Auto Property
              and Casualty Insurance Company, Milbank Insurance
              Company, Midwest Security Insurance Company (n/k/a State
              Auto Insurance Company of Wisconsin), Farmers Casualty
              Insurance Company and State Auto Insurance Company (n/k/a
              State Auto Insurance Company of Ohio)

   10.28*     Second Amendment to 1991 Directors Stock Option Plan        Form 10-Q for the period ended September 30,
                                                                          2001 (see Exhibit 10(JJ) therein)

   10.29*     Second Amendment to 2000 Directors Stock Option Plan        Form 10-Q for the period ended September 30,
                                                                          2001 (see Exhibit 10(KK) therein)

   10.30*     Third Amendment to 2000 Directors Stock Option Plan         Form 10-K Annual Report for the year ended
                                                                          December 31, 2001 (see Exhibit 10(EE)
                                                                          therein)

   10.31      Third Amendment to State Auto Reinsurance Pooling           Form 10-K Annual Report for the year ended
              Agreement, Amended and Restated as of January 1, 2000       December 31, 2001 (see Exhibit 10(FF)
                                                                          therein)

   10.32      Stop Loss Reinsurance Agreement dated October 1, 2001       Form 10-K Annual Report for the year ended
              among inter alia Mutual and State Auto P&C                  December 31, 2001 (see Exhibit 10(GG)
                                                                          therein)

   10.33      Amendment No. 2 to the Management and Operations            Form 10-K Annual Report for the year ended
              Agreement dated January 1, 2000 among, inter alia, Mutual   December 31, 2001 (see Exhibit 10(HH)
              and State Auto P&C                                          therein)

   10.34      Amendment No. 3 to Management and Operations Agreement      Form 10-Q for the period ended June 30, 2002
              effective January 1, 2002, among State Automobile Mutual    (see Exhibit 10(LL) therein)
              Insurance Company, State Auto Financial Corporation,
              State Auto Property and Casualty Insurance Company, State
              Auto National Insurance Company, Milbank Insurance
              Company, State Auto Insurance Company, Stateco Financial
              Services, Inc., Strategic Insurance Software, Inc., and
              518 Property Management and Leasing, LLC

   10.35      Management Services Agreement as of July 1, 2002 by and     Form 10-Q for the period ended September 30,
              among State Auto Property and Casualty Insurance Company,   2002 (see Exhibit 10(NN) therein)
              Meridian Insurance Group, Inc., Meridian Security
              Insurance Company, Meridian Citizens Mutual Insurance
              Company and Meridian Citizens Security Insurance Company

                                                                           If incorporated by reference document with
Exhibit No.                 Description of Exhibit                         which Exhibit was previously filed with SEC
-----------                 ----------------------                        --------------------------------------------
   10.36      Cost Sharing Agreement among State Auto Property and        Form 10K Annual Report for year ended
              Casualty Insurance Company, State Automobile Mutual         12-31-02 (see Exhibit 10(OO) therein)
              Insurance Company, and State Auto Florida Insurance
              Company effective January 1, 2003

   10.37      Fourth Amendment to State Auto Reinsurance Pooling          Form 10K Annual Report for year ended
              Agreement, Amended and Restated as of January 1, 2000       12-31-02 (see Exhibit 10(TT) therein)

   10.38*     Fourth Amendment to 2000 Directors Stock Option Plan        Form 10K Annual Report for year ended
                                                                          12-31-02 (see Exhibit 10(UU) therein)

   10.39      Employment Agreement dated as of May 22, 2003, between      Form 10-Q for the period ending June 30,
              State Auto Financial Corporation and Robert H. Moone        2003 (see 10(WW) therein)

   10.40      Amended and Restated Declaration of Trust of STFC Capital   Form 10-Q for the period ending June 30,
              Trust I, dated as of May 22, 2003                           2003 (see 10(XX) therein)

   10.41      Indenture dated as of May 22, 2003, for Floating Rate       Form 10-Q for the period ending June 30,
              Junior Subordinated Debt Securities Due 2033                2003 (see 10(YY) therein)

   10.42      Amendment No. 3 to 1991 Stock Option Plan Effective         Form 10-Q for the period ending September
              January 1, 2001                                             30, 2003 (see 10.01) therein)

   10.43      Amendment No. 1 to 2000 Stock Option Plan Effective         Form 10-Q for the period ending September
              January 1, 2001                                             30, 2003 (see 10.02) therein

   10.44      Addendum No. 1 to Property Catastrophe Overlying Excess     Form 10-Q for the period ending September
              of Loss Reinsurance Contract effective November 16, 2001    30, 2003 (see 10.03) therein

   10.45      Property Catastrophe Overlying Excess of Loss Reinsurance   Form 10-Q for the period ending September
              Contract effective July 1, 2002                             30, 2003 (see 10.04) therein

   10.46      Property Catastrophe Overlying Excess of Loss Reinsurance   Included herein
              Contract effective as of 7/1/03

   10.47      Credit Agreement Among SAF Funding Corporation The          Form 8-K Current Report filed on December
              Lenders and KeyBank National Association dated November     16, 2003 (see Exhibit 10.01 therein)
              12, 2003

   10.48      Put Agreement among State Automobile Mutual Insurance       Form 8-K Current Report filed on December
              Company, State Auto Financial Corporation and Key Bank      16, 2003 (see Exhibit 10.02 therein)
              National Association dated November 12, 2003

   10.49      Standby Purchase  Agreement  between State Auto Financial   Form 8-K Current Report filed on December
              Corporation  and SAF Funding  Corporation  dated November   16, 2003 (see Exhibit 10.03 therein)
              12, 2003

   10.50      Indenture dated as of November 13, 2003, among State Auto   Securities Act Registration Statement on
              Financial Corporation, as Issuer, and Fifth Third Bank as   Form S-4 (File No. 333-111507)(see Exhibit
              Trustee                                                     4.01 therein)

   10.51      Form of 6 1/4% Senior Note due 2013 (Exchange Note)         Securities Act Registration Statement on
                                                                          Form S-4 (File No. 333-111507)(see Exhibit
                                                                          4.02 therein)

   10.52      Amended and Restated Declaration of Trust of STFC Capital   Seurities Act Registration Statement on
              Trust I, dated as of May 22, 2003                           Form S-4 (File No. 333-111507)(see Exhibit
                                                                          10.40 therein)

   21.01      List of Subsidiaries of State Auto Financial Corporation    Included herein

   23.01      Consent of Independent Auditors                             Included herein

   24.01      Powers of Attorney - William J. Lhota, Urlin G. Harris,     Form 10-Q for the period ended June 30, 1997
              Jr., Paul W. Huesman, and David J. D'Antoni                 (see Exhibit 24(C) therein)

                                                                           If incorporated by reference document with
Exhibit No.                 Description of Exhibit                         which Exhibit was previously filed with SEC
-----------                 ----------------------                        --------------------------------------------
   24.02      Power of Attorney - John R. Lowther                         Form 10-Q for the period ended March 31,
                                                                          1998 (see Exhibit 24(D) therein)

   24.03      Power of Attorney - Robert H. Moone                         Form 10-K Annual Report for the year ended
                                                                          December 31, 1998 (see Exhibit 24(E)
                                                                          therein)

   24.04      Power of Attorney - Richard K. Smith                        Form 10-K Annual Report for the year ended
                                                                          December 31, 2000 (See Exhibit 24(D)
                                                                          therein)

   24.05      Power of Attorney - S. Elaine Roberts                       Form 10-K Annual Report for the year ended
                                                                          December 31, 2002 (See Exhibit 24(F)
                                                                          therein)

   24.06      Power of Attorney - Paul S. Williams                        Included herein

   31.01      CEO certification required by Section 302 of                Included herein
              Sarbanes-Oxley Act of 2002

   31.02      CFO certification required by Section 302 of                Included herein
              Sarbanes-Oxley Act of 2002

   32.01      CEO certification required by Section 906 of                Included herein
              Sarbanes-Oxley Act of 2002

   32.02      CFO certification required by Section 906 of                Included herein
              Sarbanes-Oxley Act of 2002

--------
*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit