Form 10-Q
period 2004-03-31
STATE AUTO FINANCIAL CORP
filed 2004-05-07
CIK 874977

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

        [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                  for the quarterly period ended March 31, 2004
                                       or

        [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

           For the transition period from ___________ to _____________

                         Commission File Number 0-19289

                        STATE AUTO FINANCIAL CORPORATION

                          State of Incorporation: Ohio
                      I.R.S. Employer I.D. No.: 31-1324304

    Address of Principal Executive Offices: 518 East Broad Street, Columbus,
                                 OH 43215-3976
                             Telephone: 614-464-5000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Common shares, without par value, outstanding on May 3, 2004 was 39,729,875.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

INDEX TO FORM 10-Q QUARTERLY REPORT FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - March 31, 2004 and
                       December 31, 2003

                  Condensed consolidated statements of income - Three months ended March 31, 2004 and 2003

                  Condensed consolidated statements of cash flows - Three months ended March 31, 2004 and 2003

                  Notes to condensed consolidated financial statements -
                       March 31, 2004

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

   Item 5.        Other Information

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amount)

                                                                                                        March 31        December 31
                                                                                                          2004             2003
                                                                                                        --------        -----------
                                                                                                       (unaudited)      (see note 1)
ASSETS
 Fixed maturities, available for sale, at fair value (amortized cost $1,374.2
      and $1,359.6, respectively) ..............................................................        $1,449.9          1,421.4
Equity securities, available for sale, at fair value (cost $139.6 and $121.0, respectively) ....           159.4            139.3
Other invested assets, at fair value (cost $9.5) ...............................................             9.7              9.6
                                                                                                        --------         --------
Total investments ..............................................................................         1,619.0          1,570.3

Cash and cash equivalents ......................................................................            52.0             40.0
Deferred policy acquisition costs ..............................................................            91.1             87.1
Accrued investment income and other assets .....................................................            53.6             52.5
Due from affiliate .............................................................................            25.2                -
Net prepaid pension expense ....................................................................            51.0             51.4
Reinsurance recoverable on losses and loss expenses payable (affiliate $5.5
    and $5.7, respectively) ....................................................................            15.6             14.2
Prepaid reinsurance premiums (affiliate $4.3 and $3.9, respectively) ...........................             9.0              8.4
Current federal income taxes ...................................................................               -              0.2
Property and equipment, at cost, net of accumulated depreciation of $4.7
    and $4.4, respectively .....................................................................            12.4             12.5
                                                                                                        --------         --------
Total assets ...................................................................................        $1,928.9          1,836.6
                                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable (affiliate $297.0 and $303.9, respectively) ...................        $  648.3            643.0
Unearned premiums (affiliate $118.2 and $121.3, respectively) ..................................           408.8            404.3
Notes payable (affiliates $61.0) ...............................................................           163.3            161.2
Postretirement benefit liabilities .............................................................            75.9             74.3
Current federal income taxes ...................................................................            12.8                -
Deferred federal income taxes ..................................................................             7.2              2.0
Other liabilities ..............................................................................            26.3              8.6
Due to affiliates ..............................................................................               -              0.9
                                                                                                        --------         --------
Total liabilities ..............................................................................         1,342.6          1,294.3
                                                                                                        --------         --------

Stockholders' equity:
    Class A Preferred stock (nonvoting), without par value.  Authorized 2.5 shares;
     none issued ...............................................................................               -                -
    Class B Preferred stock, without par value.  Authorized 2.5 shares; none issued ............               -                -
    Common stock, without par value.  Authorized 100.0 shares; 44.3
     and 44.2 shares issued, respectively, at stated value of $2.50 per share ..................           110.8            110.4
    Less 4.6 treasury shares, at cost ..........................................................           (56.0)           (55.8)
    Additional paid-in capital .................................................................            58.6             56.7
    Accumulated other comprehensive income .....................................................            63.0             53.0
    Retained earnings ..........................................................................           409.9            378.0
                                                                                                        --------         --------
Total stockholders' equity .....................................................................           586.3            542.3
                                                                                                        --------         --------

Total liabilities and stockholders' equity .....................................................        $1,928.9          1,836.6
                                                                                                        ========         ========

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

                                                                                     Three months ended
                                                                                           March 31
                                                                                     2004            2003
                                                                                   --------        -------
Earned premiums (ceded to affiliate $156.0 and $145.2, respectively) ......        $  248.8           232.4
Net investment income .....................................................            17.5            15.7
Net realized gains on investments .........................................             5.4             3.8
Other income (affiliates $0.9) ............................................             1.4             1.4
                                                                                   --------        --------
Total revenues ............................................................           273.1           253.3
                                                                                   --------        --------

Losses and loss expenses (ceded to affiliate $88.3 and $83.3, respectively)           147.7           149.6
Acquisition and operating expenses ........................................            75.1            71.7
Interest expense (affiliates $0.5 and $0.7, respectively) .................             1.7             0.7
Other expenses ............................................................             2.6             2.8
                                                                                   --------        --------
Total expenses ............................................................           227.1           224.8
                                                                                   --------        --------

Income before federal income taxes ........................................            46.0            28.6

Federal income tax expense ................................................            13.6             7.5
                                                                                   --------        --------
Net income ................................................................        $   32.4            21.1
                                                                                   ========        ========

Earnings per common share:
    Basic .................................................................        $   0.82            0.54
                                                                                   --------        --------
    Diluted ...............................................................        $   0.80            0.53
                                                                                   --------        --------

Dividends paid per common share ...........................................        $  0.040           0.035
                                                                                   --------        --------

See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

                                                                                               Three months ended
                                                                                                    March 31
                                                                                              2004           2003
                                                                                             ------         ------
Cash flows from operating activities:
Net income ..........................................................................        $ 32.4           21.1
     Adjustments to reconcile net income to net cash provided
     by Operating activities:
         Depreciation, amortization and other, net ..................................           2.2            1.6
         Net realized gains on investments ..........................................          (5.4)          (3.8)
         Changes in operating assets and liabilities:
              Deferred policy acquisition costs .....................................          (4.0)          (1.3)
              Accrued investment income and other assets ............................          (1.2)          (1.3)
              Net prepaid pension expense ...........................................           0.4              -
              Postretirement benefit liabilities ....................................           1.6            1.6
              Reinsurance recoverable on losses and loss expenses
                payable and prepaid reinsurance premiums ............................          (2.0)          (0.4)
              Other liabilities and due to/from affiliates, net .....................          (8.4)           7.7
              Losses and loss expenses payable ......................................           5.3            3.5
              Unearned premiums .....................................................           4.5            4.9
              Federal income taxes ..................................................          12.8            7.1
                                                                                             ------         ------
Net cash provided by operating activities ...........................................          38.9           40.7
                                                                                             ------         ------
Cash flows from investing activities:
     Purchase of fixed maturities ...................................................        (177.6)        (185.7)
     Purchase of equity securities ..................................................         (19.7)         (14.8)
     Maturities, calls and pay downs of fixed maturities ............................          22.5           17.5
     Sale of fixed maturities .......................................................         142.9           85.5
     Sale of equity securities ......................................................           1.9            1.2
                                                                                             ------         ------
Net cash used in investing activities ...............................................         (30.0)         (96.3)
                                                                                             ------         ------
Cash flows from financing activities:
     Proceeds from issuance of common stock .........................................           1.3            0.8
     Payments to acquire treasury shares ............................................             -           (0.7)
     Payment of dividends ...........................................................          (0.5)          (0.4)
     Fair value hedge derivative settlement .........................................           2.3              -
                                                                                             ------         ------
Net cash provided by (used in) financing activities .................................           3.1           (0.3)
                                                                                             ------         ------
Net increase (decrease) in cash and cash equivalents ................................          12.0          (55.9)
                                                                                             ------         ------

Cash and cash equivalents at beginning of period ....................................          40.0           96.0

                                                                                             ------         ------
Cash and cash equivalents at end of period ..........................................        $ 52.0           40.1
                                                                                             ======         ======

Supplemental disclosures:
       Federal income taxes paid ....................................................             -            0.4
                                                                                             ------         ------
       Interest paid (affiliates $0.5 and $0.8, respectively) .......................        $  0.5            0.9
                                                                                             ------         ------

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

        Notes to Condensed Consolidated Financial Statements (unaudited)
                                  March 31,2004

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2003 Form 10-K.

2. DERIVATIVE

         During March 2004, the Company settled its fair value hedge derivative for a total $2.9 million gain. Of the total $2.9 million received, $2.3 million was recorded in notes payable and will be amortized as an offset to interest expense over the life of the Company's ten year $100.0 million senior notes issued in November 2003. The remaining $0.6 million was recorded as an offset to the current period interest expense. The Company classifies in the statement of cash flows amounts received from derivative contracts that are accounted for as hedges of identifiable transactions in the same category as the cash flows from the items being hedged.

3. EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                              Three months ended
(in millions, except per share amounts)                            March 31
                                                              2004          2003
                                                             ------        ------
Numerator:
  Net income for basic and diluted earnings per share        $ 32.4          21.1
                                                             ======        ======
Denominator:
  Weighted average shares outstanding:
    Basic earnings per share                                   39.6          39.1
    Effect of dilutive stock options                            0.9           0.6
                                                             ------        ------
    Diluted earnings per share                                 40.5          39.7
                                                             ======        ======

Basic earnings per share                                     $ 0.82          0.54
                                                             ======        ======
Diluted earnings per share                                   $ 0.80          0.53
                                                             ======        ======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

  Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

         The following number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                       Three months ended
(in millions)               March 31
                         2004      2003
                         ----      ----
Number of options          -        0.6
                         ===        ===

4. STOCK BASED COMPENSATION

         The Company has stock-based employee and non-employee compensation plans, which are described more fully below. The Company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income, as substantially all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and non-employee director compensation.

                                                       Three months ended
                                                             March 31
(in millions, except per share amounts)                2004           2003
                                                      ------         ------
Net income, as reported                               $ 32.4           21.1
Deduct:  Total stock-based employee and non-
  employee director compensation expense
  determined under fair value based method for
  all awards, net of related tax effects                (0.4)          (0.3)
                                                      ------         ------
Pro forma net income                                  $ 32.0           20.8
                                                      ======         ======

Earnings per share:

  Basic--as reported                                  $ 0.82           0.54
                                                      ======         ======
  Basic--pro forma                                    $ 0.81           0.53
                                                      ======         ======

  Diluted--as reported                                $ 0.80           0.53
                                                      ======         ======
  Diluted--pro forma                                  $ 0.77           0.52
                                                      ======         ======

         There were no options granted to employees and directors during the three month periods ended March 31, 2004 and 2003. The fair value of options granted during the calendar year 2003 was estimated at the date of grant using the Black-Scholes option pricing model. See the 2003 Form 10-K for the weighted average fair values and related assumptions for options granted during calendar year 2003.

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

  Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

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

         The Non-employee Directors' Plan provides each non-employee director of the Company an option to purchase 4,200 shares of common stock following each annual meeting of the shareholders at an option price equal to the common stock fair market value at the close of business on the last trading day immediately prior to the date of the annual meeting. The Company has reserved 300,000 shares of common stock under this plan. These options vest upon grant and are exercisable up to 10 years from the date of grant.

         The Company accounts for the remaining non-employee plans described below using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost of $30,000 and $57,000 for the three month periods ended March 31, 2004 and 2003, respectively, was reflected in net income.

         The fair value of non-employee options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

                                    Three months ended
                                         March 31
                                   2004           2003
                                   ----           ----
Fair value                        $12.74           7.93
Dividend yield                       0.8%           0.9
Risk free interest rate              3.8%           3.8
Expected volatility factor          34.2%          35.3
Expected life in years               9.7            9.3

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

         A summary of the Company's stock option activity and related information for all option plans for the three month periods ended March 31, 2004 and 2003 is as follows:

                                                           Three months ended
                                                                March 31
                                                 2004                              2003
                                                 ----                              ----
                                                        Weighted                         Weighted
                                        Number          Average          Number          Average
                                         of             Exercise           of            Exercise
(number of options in millions)        Options           Price          Options           Price
                                       -------          --------        -------          --------
Outstanding, beginning of year             2.6           $12.84             2.8           $10.98
   Granted                                 0.1            23.34               -                -
   Exercised                              (0.2)            9.16            (0.2)            4.65
                                        ------                           ------
Outstanding, end of period                 2.5           $13.22             2.6           $11.53
                                        ======                           ======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

  Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

         A summary of information pertaining to all options outstanding and exercisable at March 31, 2004 is as follows:

                                    Options Outstanding                      Options Exercisable
                                    -------------------                      -------------------
(number of options in                     Weighted
millions)                                 Average         Weighted                        Weighted
                                          Remaining       Average                         Average
                                         Contractual      Exercise                        Exercise
Range of Exercise Prices   Number           Life           Price           Number          Price
------------------------   ------        -----------      --------         ------         -------
$5.01 - $10.00                0.6             1.9            6.77             0.6            6.77
$10.01 - $20.00               1.9             6.8           14.98             1.2           13.68
                           ------          ------          ------          ------          ------
Total                         2.5             5.7          $13.22             1.8          $11.57
                           ======          ======          ======          ======          ======

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposal that, if implemented, would require the Company to recognize the fair value of all stocks options as compensation expense beginning in 2005.

5. OTHER COMPREHENSIVE INCOME

         The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at March 31, 2004 and 2003 include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

                                                     Three months ended
                                                           March 31
(in millions)                                        2004          2003
                                                    -----          -----
Net income                                          $32.4           21.1
Unrealized holding gain (loss), net of tax           10.0           (1.5)
                                                    -----          -----
Comprehensive income                                $42.4           19.6
                                                    =====          =====

6. REINSURANCE

         The following table provides a summary of the Company's reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

                                                        Three months ended
(in millions)                                                March 31
                                                       2004            2003
                                                      ------          ------
Premiums earned:
  Assumed from other insurers and reinsurers          $  1.4             1.2
  Assumed under State Auto Pool and
     other affiliate arrangements                      228.8           217.7
  Ceded to other insurers and reinsurers                 6.8             3.0
  Ceded under State Auto Pool
     and other affiliate arrangements                  156.0           145.2
Losses and loss expenses incurred:
  Assumed from other insurers and reinsurers             1.9             0.8
  Assumed under State Auto Pool and
     other affiliate arrangements                      132.6           133.9
  Ceded to other insurers and reinsurers                 4.8             0.5
  Ceded under State Auto Pool
     and other affiliate arrangements                 $ 88.3            83.3

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

  Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

7. PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table provides the Company's components of net periodic cost (benefit) for the Company's pension and postretirement benefit plans:

                                                  Pension                    Postretirement
                                                  -------                    --------------
(in millions)                                           Three months ended March 31
                                            2004           2003           2004           2003
                                            ----           ----           ----           ----
Service cost                                $2.0            1.7           $0.9            0.8
Interest cost                                2.6            2.5            1.3            1.2
Expected return on plan assets              (4.2)          (4.2)          (0.1)          (0.1)
Amortization of prior service cost           0.1            0.1            0.1            0.1
Amortization of transition asset            (0.2)          (0.2)             -              -
Amortization of net loss                     0.1              -              -              -
                                            ----           ----           ----            ---
Net periodic cost (benefit)                 $0.4           (0.1)          $2.2            2.0
                                            ====           ====           ====            ===

         The Company previously disclosed in the 2003 Form 10-K that it expected to contribute $4.0 million to its pension plan in 2004. As of March 31, 2004, this contribution had not been made. The Company presently anticipates contributing $4.0 million to its pension plan in 2004.

         In accordance with FASB Staff Position No. 106-1 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company did not adjust its liability for postretirement benefits obligation in consideration of the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, since guidance is not final.

8. SEGMENT INFORMATION

         At March 31, 2004, the Company has three reportable segments: State Auto standard insurance, State Auto nonstandard insurance and investment management services. As the former Meridian Mutual Insurance Company ("Meridian") standard and nonstandard business was written and processed through the Meridian underwriting and claims system platform, management monitored that business as separate segments from the State Auto standard and nonstandard processed business. Monitoring of those segments separately was necessary in order to facilitate the integration of the business as it migrated through new policies and renewals to the State Auto systems platform in which State Auto policies, pricing, underwriting, and claims philosophies were fully reflected. Due to the integration efforts that occurred within the former Meridian standard segment, beginning with the first quarter of 2004, the Meridian standard business was included in the State Auto standard segment. Likewise, due to the integration efforts that occurred within the Meridian nonstandard segment, beginning with the first quarter of 2003, the Meridian nonstandard business was included in the State Auto nonstandard segment. The segment disclosures for 2003 have been restated to reflect this change. Interim financial data by segment is as follows:

                                                  Three months ended
(in millions)                                           March 31
                                                 2004            2003
                                                ------          ------
Revenues from external customers:
   State Auto standard insurance                $245.6           226.5
   State Auto nonstandard insurance               20.4            21.6
   Investment management services                  0.7             0.6
   All other                                       0.8             0.8
                                                ------          ------
Total revenues from external customers          $267.5           249.5
                                                ======          ======
Intersegment revenues:
   State Auto standard insurance                $  0.1             0.1
   Investment management services                  1.6             1.4
   All other                                       0.4             0.4
                                                ------          ------
Total intersegment revenues                     $  2.1             1.9
                                                ======          ======

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

  Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

                                                 Three months ended
                                                       March 31
                                               2004               2003
                                             --------           --------
Segment profit:
   State Auto standard insurance             $   38.9               21.3
   State Auto nonstandard insurance               1.1                2.0
   Investment management services                 2.1                1.7
   All other                                      0.4                0.5
                                             --------           --------
Total segment profit                         $   42.5               25.5

Reconciling items:
   Corporate expenses                        $   (1.9)              (0.7)
   Net realized gains                             5.4                3.8
                                             --------           --------
Total consolidated income before
    federal income taxes                     $   46.0               28.6
                                             ========           ========
Segment assets:
   Standard insurance                        $2,019.4            1,499.4
   Nonstandard insurance                        144.3              107.3
   Investment management services                 3.5                5.7
   All other                                     16.1               12.8
                                             --------           --------
Total segment assets                         $2,183.3            1,625.2
                                             ========           ========

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         In addition to the information discussed below, you are encouraged to review the Company's Annual Report on Form 10-K for its year ended December 31, 2003 (the "2003 Form 10-K"). The 2003 Form 10-K includes information regarding the Company not discussed in this Form 10-Q, such as an overview of its organizational structure and businesses, a summary of its significant transactions for 2003 and 2002, and information regarding its significant accounting policies, as well as a discussion regarding its critical accounting policies. This information will assist in your understanding of the discussion of the Company's current period financial results.

Overview

         State Auto Financial Corporation ("State Auto Financial" and, together with its subsidiaries, the "Company") operates in two insurance segments: (i) State Auto Financial's wholly owned insurance subsidiaries State Auto Property and Casualty Insurance Company ("State Auto P&C"), Milbank Insurance Company ("Milbank"), Farmers Casualty Insurance Company ("Farmers"), and State Auto Insurance Company of Ohio ("SA Ohio") engage in the State Auto standard segment of the Company's operations; and (ii) State Auto National Insurance Company ("SA National"), a wholly owned subsidiary of the Company, and Mid-Plains Insurance Company ("Mid-Plains"), a wholly owned subsidiary of Farmers, engage in the State Auto nonstandard segment of the Company's operations. In addition to these two insurance segments, the Company previously operated a Meridian standard insurance segment and a Meridian nonstandard insurance segment, which consisted of the business of the former Meridian Mutual Insurance Company ("Meridian Mutual") business assumed by the STFC Pooled Companies (defined below), which was acquired and merged into State Automobile Mutual Insurance Company ("State Auto Mutual") in June 2001. Due to the integration efforts that occurred within the former Meridian segments, beginning with the first quarter of 2003, the Meridian nonstandard segment was included in the State Auto nonstandard insurance segment. Likewise, beginning with the first quarter of 2004, the former Meridian standard segment was included in the State Auto standard insurance segment. All prior period financial information has been restated to reflect this segment combination.

         An insurance pooling arrangement exists between State Auto P&C, Milbank, Farmers, and SA Ohio (collectively referred to as the "STFC Pooled Companies") and State Auto Mutual and its subsidiaries, State Auto Insurance Company of Wisconsin ("SA Wisconsin") and State Auto Florida Insurance Company ("SA Florida") (collectively referred to as the "Mutual Pooled Companies") and, together with the STFC Pooled Companies collectively referred to as "Pooled Companies" or the "State Auto Pool"). Under this pooling arrangement, premiums, losses and underwriting expenses are shared by the Pooled Companies, with the STFC Pooled Companies receiving 80% in the aggregate of this underwriting pool and the Mutual Pooled Companies receiving 20% in the aggregate of this underwriting pool. The following table sets forth the participants and their respective percentages of the State Auto Pool:

                                                           Pooled Companies
                                                           ----------------
                                  STFC Pooled Companies                           Mutual Pooled Companies
                                  ---------------------                           -----------------------
                  State Auto                            SA      Sub                    SA          SA        Sub
     Period           P&C       Milbank    Farmers     Ohio    Total    Mutual      Wisconsin    Florida    Total
     ------           ---       -------    -------     ----    -----    ------      ----------   --------    -----
1/1/2003 -
3/31/2004             59%         17          3          1       80      18.3           1           0.7       20%

         The Pooled Companies, SA National, Mid-Plains and State Auto Mutual's insurance subsidiaries Meridian Security Insurance Company, Meridian Citizens Security Insurance Company, and Meridian Citizens Mutual Insurance Company a contractual affiliate of State Auto Mutual's wholly owned subsidiary, Meridian Insurance Group, Inc., are collectively referred to herein as the "State Auto Group."

Results of Operations

         The following table summarizes for the three month periods ended March 31, 2004 and 2003 certain key performance indicators used to manage the operations of the Company:

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

                                            Three Months Ended
                                                 March 31
      (dollars in millions)
           GAAP Basis:                     2004             2003
           -----------                    ------           ------
Total revenue                             $248.8            232.4
Net income                                $ 32.4             21.1
Stockholders' equity                      $586.3            542.3
Loss and LAE ratio *                        59.4             64.4
Expense ratio *                             30.2             30.8
Combined ratio                              89.6             95.2
Catastrophe loss and LAE points*             1.0              2.6
Earned premium growth                        7.1%             9.2
Investment yield                             4.5%             4.8

                                         Twelve Months Ended
                                               March 31
        Statutory Basis:                  2004         2003
        ----------------                  ----         ----
Net premiums written to surplus**         1.8x          2.4

* Defined below.

** The Company uses the statutory net premiums written to surplus ratio because there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company's statutory surplus available to absorb losses.

---------------------------

         During the three months ended March 31, 2004, the Company generated a record net income of $32.4 million. This achievement was primarily a factor of record level earned premium of $248.8 million along with a combined ratio of
89.6. This excellent combined ratio was the direct result of management's obtaining adequate cost based rates across most lines of business, re-underwriting the former Meridian Mutual business applying State Auto underwriting guidelines and controlling operating expenses. Management of the Company continues to focus on growing premiums without compromising profitability. The Company's investment yield declined consistent with the decrease in long term interest rates. The Company invests for yield while maintaining a conservative approach for principal preservation. See below for additional discussion of the Company's operations.

         Net income before federal income taxes for the Company increased $17.4 million (60.8%) to $46.0 million for the three month period ended March 31, 2004 from the same period in 2003. Contributing to this increase was an improvement in the Company's loss experience from 2003 along with continued growth in earned premium. The Company's GAAP combined ratio reflected a 5.6 point improvement for the three month period ended March 31, 2004 from the same period in 2003.

         Consolidated earned premiums increased $16.4 million (7.1%) to $248.8 million for the three month period ended March 31, 2004 from the same period in 2003. This increase was primarily the result of premium rate increases across most lines of business. The overall composition of the Company's book of business did not change significantly, with the standard auto - personal line continuing to be the Company's most significant line of business. The State Auto standard segment contributed a 5.4% increase to consolidated earned premiums for the three month period ended March 31, 2004 from the same period in 2003, while the State Auto non-standard segment contributed a 0.7% decrease from the same period in 2003. The non-standard decrease was primarily the result of the Company terminating or suspending in the last half of 2003 certain fast growing, but extremely unprofitable, agencies in Kentucky. While this action adversely affected this segment's premium growth, it is expected to improve long term underwriting results. Also impacting the earned premiums increase during the three month period ended March 31, 2004 was the December 31, 2003 termination of the Stop Loss (as defined below) since no premiums were required to be ceded to Mutual as they were in the first quarter of 2003. The STFC Pooled Companies ceded $5.5 million in earned premiums to State Auto Mutual under a stop loss reinsurance arrangement (the "Stop Loss") between the companies during the first quarter of 2003, which reduced the Company's earned premiums for that period. The absence of a Stop Loss premium cession for the three months ended March 31, 2004 had the effect of contributing a 2.4% increase in earned premiums in 2004, as compared to the same 2003 period. The Stop Loss reinsurance agreement expired December 31, 2003 and was not renewed. Earned premium growth slowed to 7.1% from 9.2% for the three month period ended March 31, 2004 from the same period in 2003. In

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

the past two years, the Company took necessary rate increases, particularly within the former Meridian book of business, in almost all lines of business. The Company anticipates implementing smaller rate increases in 2004 compared to 2003 and 2002, which is expected to affect earned premium growth in the future. In management's opinion, within the last year the industry has experienced a slow down in the pace of rate increases and actual rate reductions in a limited number of certain lines. Management continues to emphasize that it will not compromise profitability for top line growth and will continue to focus on maintaining its underwriting consistency through all industry cycles.

         Net investment income increased $1.8 million (11.5%) to $17.5 million for the three month period ended March 31, 2004 from the same period in 2003. This increase was primarily the result of an increase in invested assets generated by cash flow provided from operations and financing since March 31, 2003, partly offset by a decline in the investment yield. Between April 1, 2003 and December 31, 2003, the Company issued debt, net of repayments, of $85.5 million. Total cost of invested assets at March 31, 2004 and 2003 was $1,552.4 million and $1,344.6 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on invested assets at cost decreased to 4.5% from 4.8% for the three month period ended March 31, 2004 from the same 2003 period. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

         Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 59.4% and 64.4% for the three month periods ended March 31, 2004 and 2003, respectively. See the Stop Loss discussion above regarding earned premiums cessions for the three month period ended March 30, 2003. Absent the impact of the Stop Loss, the GAAP loss and LAE ratio for the three months ended March 31, 2003 was 62.9%. During the three months ended March 31, 2004 and 2003, catastrophe losses totaled $2.4 million (1.0 GAAP loss and LAE points) and $6.1 million (2.6 GAAP loss and LAE points), respectively. Catastrophe losses discussed herein have been designated as such by ISO's Property Claim Services ("PCS") unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

         For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the three month periods ended March 31, 2004 and 2003, respectively:

                                                 Three months ended
                                                       March 31
                                                                  Change
                                              2004      2003     inc (dec)
                                              ----      ----     ---------
State Auto standard segment                   57.8      63.1       (5.3)
State Auto nonstandard segment                78.1      77.0        1.1
Total GAAP Loss and LAE Ratio                 59.4      64.4       (5.0)

         The State Auto standard segment's GAAP loss and LAE ratio improved 5.3 points for the three month period ended March 31, 2004 from the same 2003 period. This improvement reflected the Company's continual emphasis on responsible underwriting, which includes taking necessary and appropriate rate increases across most lines of business. Catastrophe losses represented 1.0 and
2.8 points of this segment's GAAP loss and LAE ratio for the three months ended March 31, 2004 and 2003, respectively. Company management monitors all lines of business paying particular attention to auto - personal, homeowners and workers' compensation due to the significance these lines have on the profitability of the Company. The auto - personal line continues to be the most significant line of business and therefore has the greatest influence on net income; its GAAP loss and LAE ratio improved 3.2 points to 60.9 for the three month period ended March 31, 2004 from the same 2003 period. Homeowners is the Company's second largest line of business. Its loss experience can be adversely affected by the increased frequency and severity of storms. With the minimal impact of catastrophes in the current quarter, along with a reduction in large loss frequency and improvement in the core loss ratio due to continued underwriting due diligence and greater rate adequacy, homeowners' GAAP loss and LAE ratio improved 14.1 points to 53.6 for the three month period ended March 31, 2004 from the same 2003 period. Workers' compensation continues to be the Company's most volatile line of business due to the risks insured; its GAAP loss and LAE ratio improved 8.2 points to 63.9 for the three month period ended March 31, 2004 from the same 2003 period. Workers' compensation results have been volatile both for the Company and the industry and can have a significant adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. As a result of management's conservative approach, workers'

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

compensation represents approximately 3% of total earned premium. Management continually monitors these lines in an effort to obtain adequate cost based rates and write the risks that it believes are more likely to produce an underwriting profit for the Company.

         The State Auto nonstandard segment's GAAP loss and LAE ratio deteriorated 1.1 points for the three month period ended March 31, 2004 from the same 2003 period. Catastrophe losses represented 0.1 and 0.8 points of this segment's GAAP loss and LAE ratio for the three month period ended March 31, 2004 and 2003, respectively. The nonstandard automobile segment typically is a more volatile line of business than the standard segment. Management continually monitors this segment's underwriting performance paying particular attention to rate adequacy and risk selection in states and agencies with unusually high written premium growth. Kentucky, this segment's largest state of operation, experienced significant written premium growth during 2003. However, the Company terminated or suspended certain fast growing, but extremely unprofitable, agencies in Kentucky during the last half of 2003. While this action adversely affected this segment's premium growth, it is expected to improve long term underwriting results.

         Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), were 30.2% and 30.8% for the three months ended March 31, 2004 and 2003, respectively. Absent the impact of the first quarter 2003 Stop Loss earned premium cession, the GAAP expense ratio was 30.1% for the three months ended March 31, 2003. Certain significant variable expenses that are tied directly to the Company's insurance operation's profitability, such as bonus and profit sharing plans for employees and agents, contributed to the increased GAAP expense ratio for the three month period ended March 31, 2004 over the same period during 2003. These are the Company's profit sharing plans, the Quality Performance Bonus ("QPB") that covers substantially all employees and the Quality Performance Agreement or contingent commission agreement ("QPA") which is available to substantially all the Company's agents. QPA was 1.6 points and 1.5 points within the GAAP expense ratio for the three months ended March 31, 2004 and 2003, respectively. QPB was 1.5 points and 0.9 point within the GAAP expense ratio for the three months ended March 31, 2004 and 2003, respectively. Notwithstanding these profit driven expense increases, expense control has been and remains one of the critical elements of the Company's success.

         Interest expense increased $1.0 million (142.9%) to $1.7 million for the three month period ended March 31, 2004 from the same period in 2003. The increase was the result of the additional $85.5 million of debt, net of repayments, borrowed between April 1, 2003 and December 31, 2003, partly reduced by a $0.6 million offset to interest expense related to the fair value hedge derivative settlement during March 2004. See "Liquidity and Capital Resources" for further discussion of the fair value hedge derivative settlement.

         The effective federal income tax expense rate for the three month periods ended March 31, 2004 and 2003 were 29.6% and 26.2%, respectively. Improvement in the Company's 2004 underwriting results, along with an increase in net realized gains on investments, contributed to the rate increase.

Liquidity and Capital Resources

         Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its payment needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income, sales of investments and the maturity of fixed maturity investments. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

         At March 31, 2004 and 2003, the Company had $52.0 million and $40.0 million, respectively, of cash and cash equivalents. At March 31, 2004 and 2003, the Company had $1,619.0 million and $1,570.3 million, respectively, of total investments at fair market value. The majority of the Company's fixed maturities and substantially all the equity securities are traded on public markets.

         For the three months ended March 31, 2004, net cash provided by operating activities decreased to $38.9 million from $40.7 million for the same 2003 period. The decrease in cash flow from operations in 2004 was primarily attributable to the change in operating assets and liabilities, in particular amounts related to affiliates and federal income taxes, which slightly more than offset an increased underwriting profit, investment income and net realized gains on investments. For the three months ended March 31, 2004, net cash used in investing activities decreased to $30.0 million from $96.3 million for the same 2003 period. This decrease in 2004 was due to the Company investing during the three months ended March 31, 2003 a substantial amount of cash and cash equivalents that existed at December 31, 2002. For

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

the three months ended March 31, 2004, net cash provided by financing activities increased to $3.1 million from $0.3 million cash used in the same period in 2003 primarily due to the fair value hedge derivative settlement.

         During March 2004 the Company settled its fair value hedge derivative for a total $2.9 million gain. Of the total $2.9 million received, $2.3 million was recorded in notes payable and will be amortized as an offset to interest expense over the ten year term of the $100.0 million unsecured senior notes. The remaining $0.6 million was recorded as an offset to interest expense.

         In 1999 State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program. Principal payment is due on demand by December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial's current financial position. Interest rate for the years 2004 and 2003 is 2.25% and 2.50%, respectively.

         State Auto Financial's Delaware business trust subsidiary (the "Capital Trust") has issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.37% as of March 31, 2004). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The Trust Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities. The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness.

         State Auto Financial has issued $100.0 million unsecured senior notes bearing interest fixed at 6.25% due November 15, 2013. The notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries' existing and future indebtedness.

         During the three month period ended March 31, 2004, a total of 12,042 shares were acquired as a result of stock swap option exercises at a total cost of $0.2 million. During the three month period ended March 31, 2003, a total of 54,677 shares were repurchased at a total cost of $0.7 million.

         The Company has reinsurance arrangements to limit its loss exposure and contribute to its liquidity and capital resources. See the 2003 Form 10K for further discussion of these arrangements.

         At March 31, 2004, all of the Company's insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. Management believes that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements. The Company' net written premium to surplus ratio was 1.8 to 1.0 and 1.9 to 1.0 for the twelve month periods ended March 31, 2004 and December 31, 2003, respectively.

Other Disclosures

Investments

         At March 31, 2004, the Company had no fixed maturity investments rated below investment grade. The following table provides information regarding the quality rating distribution of the Company's fixed maturity portfolio based on the fair market value:

                                             March 31        December 31    Average
                                               2004             2003        Rating*
                                             --------        -----------    -------
Corporate and Municipal Bonds                  58.7%             58.2%      Aa+
U.S. Governments                                2.3%              2.2%      Aaa
U.S. Government Agencies                       39.0%             39.6%      Aaa
                                              -----             -----
Total                                         100.0%            100.0%
                                              =====             =====

------------------
* As rated by Moody's Investors Service

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

         During the three month period ended March 31, 2004, the Company increased its investment in equity securities by $19.7 million to enhance growth of statutory surplus over the long term. The Company's current investment strategy does not rely on the use of derivative financial instruments.

         At March 31, 2004, all investments in fixed maturity and equity securities were held as available for sale and therefore were carried at fair value. Other invested assets are comprised of limited liability partnership investments, common securities of the Capital Trust (State Auto Financial's Delaware business trust subsidiary) and trust preferred security investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income.

         The following table provides the composition of the Company's investment portfolio at fair market value at March 31, 2004 and December 31, 2003:

     (dollars in millions)                           March 31, 2004            December 31, 2003
                                                  -------------------         ------------------
Fixed maturities, at fair value                   $1,449.9      89.6%         $1,421.4      90.5%
Equity securities, at fair value                     159.4       9.9%            139.3       8.9%
Other invested assets, at fair value                   9.7       0.5%              9.6       0.6%
                                                  --------     -----          --------     -----
Total investments                                 $1,619.0     100.0%         $1,570.3     100.0%
                                                  ========     ======         ========     ======

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

         The Company reviewed its investments at March 31, 2004, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact the amounts reported herein. At March 31, 2004, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at March 31, 2004. The following table provides the Company's investment portfolio gross unrealized gains and losses at March 31, 2004:

                                                       Gross          Gain         Gross         Loss
                                         Cost or     unrealized      number      unrealized      number
                                        amortized     holding          of          holding         of          Fair
                                          cost         gains        positions      losses       positions      value
                                        ---------    ----------     ---------    ----------     ---------     --------
                                                                     (dollars in millions)
Investment Category
          Fixed Maturities
U.S. Treasury securities                $  353.9      $   14.2           118      $    0.1             6      $  368.0
States & political subdivisions            747.2          50.7           337           1.8            56         796.2
Corporate securities                        50.0           5.4            32             -             -          55.4
Mortgage-backed securities of U.S.
Gov. Agencies                              223.1           7.8            71           0.7            13         230.3
                                        --------      --------      --------      --------      --------      --------
   Total fixed maturities                1,374.2          78.3           558           2.6            75       1,449.9
         Equity Securities

Consumer                                    19.5           4.2            13             -             -          23.7
Technologies                                14.6           2.0             6           0.2             3          16.4
Pharmaceuticals                             19.1           2.1             5           1.1             5          20.1
Financial services                          39.4           6.2            17           0.5             5          45.0
Manufacturing & other                       47.0           8.0            26           0.8             9          54.2
                                        --------      --------      --------      --------      --------      --------
   Total equity securities                 139.6          22.5            67           2.6            22         159.4
                                        --------      --------      --------      --------      --------      --------
   Other invested assets                     9.5           0.2             1             -             -           9.7
                                        --------      --------      --------      --------      --------      --------
Total investments                       $1,523.3      $  100.9           626      $    5.2            97      $1,619.0
                                        ========      ========      ========      ========      ========      ========

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

         The amortized cost and fair value of fixed maturities at March 31, 2004, by contractual maturity, is as follows:

                                        Amortized       Fair
(in millions)                             Cost         Value
                                        --------      --------
Due in 1 year or less                   $    3.5      $    3.7
Due after 1 year through 5 years            36.2          39.0
Due after 5 years through 10 years         259.6         276.1
Due after 10 years                         851.8         900.8
                                        --------      --------
   Subtotal                              1,151.1       1,219.6
Mortgage-backed securities                 223.2         230.3
                                        --------      --------
   Total                                $1,374.2      $1,449.9
                                        ========      ========

         Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

         Included in realized losses of equity securities below, was no recognized loss related to other than temporary impairment for the three month periods ended March 31, 2004 and 2003, respectively. There were no other than temporary impairments of fixed maturity securities for the three month periods ended March 31, 2004 and 2003.

         The securities sold during the three months ended March 31, 2004, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three months ended March 31, 2004 are summarized as follows:

                                          Three months ended
(in millions)                               March 31, 2004
                                        Realized      Fair Value
                                      Gains/Losses     at Sale
                                      ------------     -------
Realized gains:
   Fixed maturities                      $  4.9        $136.6
   Equity securities                        0.6           6.2
                                         ------        ------
Total realized gains                        5.5         142.8
Realized losses:
   Fixed maturities                         0.1           6.3
   Equity securities                          -             -
                                         ------        ------
Total realized losses                       0.1           6.3
                                         ------        ------
Net realized gains on investments        $  5.4        $136.5
                                         ======        ======

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

Losses and Loss Expenses Payable

         The following table presents losses and loss expenses payable by major line of business:

                                                            March 31     December 31     Percent
                (dollars in millions)                         2004          2003         Change
                                                              ----          ----         ------
Automobile - personal (standard)                             $182.1        $185.4          (1.8)%
Automobile - personal (nonstandard)                            38.4          37.8           1.6
Automobile - commercial                                        81.3          80.7           0.7
Homeowners                                                     40.7          39.5           3.1
Commercial multi-peril                                         87.6          89.2          (1.8)
Workers' compensation                                          80.3          81.7          (1.7)
Fire and allied lines                                          14.8          14.3           3.5
Other/products liability                                      103.4          95.7           8.0
Miscellaneous personal/commercial lines                         4.2           4.4          (2.6)
                                                             ------        ------        ------
Total losses and loss expenses payable, net of
  reinsurance recoverable on losses and loss expenses
  payable of $15.6 and $14.2, respectively                   $632.8        $628.8           0.6%
                                                             ======        ======        ======

         Total net losses and loss expenses payable increased 0.6% from December 31, 2003 to March 31, 2004. This increase was consistent with that of a growing company. Other/products liability increased disproportionately due to several significant claims. Overall, management does not believe there was a significant change in the total book of business at March 31, 2004 compared to December 31, 2003.

         The Company's management conducts periodic reviews of loss development reports and makes judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by management in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

         The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. To provide a measure of sensitivity of pre-tax income to changes in reserve estimates, for every 1% change in the ultimate development of the March 31, 2004 total losses and loss expenses payable, the effect on pre-tax income would be $6.3 million.

New Accounting Standard

         On March 31, 2004, the FASB issued a proposal that, if implemented, would require the Company to recognize the fair value of all stock options as compensation expense beginning in 2005. Currently the Company accounts for its employee stock option grants using the intrinsic value method, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation. The effect of using the fair value method for all stock option grants has not been determined by the Company.

Market Risk

         With respect to Market Risk, see the discussion regarding this subject in Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2003 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2003 Form 10-K.

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

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

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

         - State Auto Mutual and the Company have acquired other insurance companies and it is anticipated that State Auto Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

         prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

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

         - The property and casualty insurance industry is highly competitive. While prices have generally increased in most lines, the rate of increase has moderated and competition continues to be intense. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See "Marketing" in the "Narrative Description of Business" in Item 1 of the 2003 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

MINORITY SHAREHOLDER LITIGATION--OHIO

         On June 30, 2003, State Auto Financial and State Auto Mutual filed a complaint against Gregory M. Shepard, who owns approximately 5.1% of State Auto Financial's outstanding common shares, in the United States District Court, Southern District of Ohio, Eastern Division, seeking injunctive relief on a variety of claims, including enjoining Mr. Shepard from making material misrepresentations and omissions in his Schedule 13D filings with the Securities and Exchange Commission ("SEC") and from violating federal securities laws. The factual basis for this suit related to a series of press releases and Schedule 13D filings made by Mr. Shepard regarding proposals or purported offers to purchase certain amounts of State Auto Financial's common shares and to take control of the Company and State Auto Mutual. On August 25, 2003, State Auto Financial and State Auto Mutual amended their original complaint against Mr. Shepard to seek injunctive relief on additional claims, including enjoining Mr. Shepard from making material misrepresentations and omissions in connection with the tender offer documents filed with the SEC by Mr. Shepard (the "Shepard tender offer") and from illegally tipping persons with material, nonpublic information concerning the Shepard tender offer. On October 16, 2003, State Auto Financial and State Auto Mutual dismissed, without prejudice, this action against Mr. Shepard in light of the United States District Court's dismissal of Mr. Shepard's lawsuit against State Auto Financial, State Auto Mutual, and their respective directors, discussed in the following paragraph.

         On August 21, 2003, one day after Mr. Shepard and his company filed a Schedule TO with the SEC, they filed a complaint against State Auto Financial, State Auto Mutual, and their respective directors in the United States District Court, Southern District of Ohio, Eastern Division, seeking (1) declaratory relief that State Auto Financial's directors and State Auto Mutual and its directors violated their respective fiduciary duties to Mr. Shepard, his company, and State Auto Financial's minority shareholders in their consideration of Mr. Shepard's prior proposals and were likely to engage in breaches of their respective fiduciary duties in their consideration of the proposed Shepard tender offer (which tender offer was not commenced until September 11, 2003) and
(2) injunctive relief to enjoin State Auto Financial, State Auto Mutual, and their respective directors and employees from taking actions which would have the effect of impeding or interfering with the Shepard tender offer. On October 15, 2003, the United States District Court dismissed this action against State Auto Financial, State Auto Mutual, and their respective directors based on a finding that the District Court lacked subject matter jurisdiction.

             On October 16, 2003, State Auto Financial, State Auto Mutual, and their respective directors filed a complaint against Mr. Shepard and his company in the Common Pleas Court of Franklin County, Ohio, seeking (1) declaratory relief that neither State Auto Financial, State Auto Mutual, nor their respective directors and officers owed or violated any fiduciary duties to Mr. Shepard, his company, or State Auto Financial's minority shareholders in responding to the Shepard

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

tender offer; (2) declaratory relief that neither State Auto Financial nor its directors and officers have an obligation to call a meeting of shareholders under Ohio's Control Share Acquisition statute with respect to the Shepard tender offer; and (3) compensatory damages in favor of State Auto Financial and State Auto Mutual from Mr. Shepard and his company for knowingly making misrepresentations in connection with their control bid in violation of Ohio's control bid statute. On December 19, 2003, Mr. Shepard and his company filed an answer and counterclaim against State Auto Financial, State Auto Mutual, and their respective directors. Their counterclaim seeks (1) a declaratory judgment requiring State Auto Financial to call a meeting of shareholders under Ohio's Control Share Acquisition statue with respect to the Shepard tender offer; (2) injunctive relief to enjoin State Auto Financial, State Auto Mutual, and their respective directors and employees from taking actions that would have the effect of impeding or interfering with the Shepard tender offer; and 3) compensatory damages from State Auto Mutual, State Auto Mutual's directors, and State Auto Financial's directors for the alleged breach of their fiduciary duties. On December 22, 2003, State Auto Financial and State Auto Mutual filed a motion to expedite the trial on the declaratory judgment action. As of May 3, 2004, the trial court has set a trial date of June 7, 2004 and the case is currently in the discovery phase. On April 2, 2004, State Auto Financial, State Auto Mutual, and the other counter-claim defendants filed a motion for judgment on the pleadings with respect to the counterclaim filed by Mr. Shepard and his company. No decision has been rendered on that motion as of May 3, 2004.

MINORITY SHAREHOLDER LITIGATION--INDIANA

            On July 27, 2001, Mr. Shepard and American Union Insurance Company("AUIC"), an Illinois insurance company owned by Mr. Shepard and his brother, Tracy Shepard, filed a complaint against State Auto Financial, State Auto Mutual, Meridian Insurance Group, and Meridian Insurance Group's former directors in the United States District Court for the Southern District of Indiana. The factual basis for this suit arises from the circumstances surrounding the merger of Meridian Insurance Group with and into a wholly owned subsidiary of State Auto Mutual (the "Merger"), which was effective June 1, 2001. In their complaint, Mr. Shepard and AUIC alleged claims of (1) breach of fiduciary duty against the former Meridian Insurance Group directors for entering into the Merger; (2) breach of contract against State Auto Financial and State Auto Mutual with respect to a confidentiality agreement, dated September 29, 2000, between State Auto Financial and AUIC; and (3) tortious interference against Meridian Insurance Group and one of its former directors with respect to such confidentiality agreement. On December 3, 2003, the Court granted the request of Mr. Shepard and AUIC to voluntarily dismiss the claims of breach of fiduciary duty and tortious interference. Thus, the only remaining claim in this suit is for breach of the confidentiality agreement against State Auto Financial and State Auto Mutual. Mr. Shepard and AUIC are seeking compensatory damages in this suit, which they allege exceed $25 million based on an expert witness' report recently provided to State Auto Financial and State Auto Mutual by Mr. Shepard's counsel. As of May 3, 2004, the suit continues in its discovery phase, with a trial currently expected to occur in the fall of 2004.

Item 2. Changes in Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                                                                      Maximum Number (or
                                                                                   Total Number of    Approximate Dollar
                                                                                   Shares Purchased    Value) of Shares
                                       Total Number                                   as Part of        that May Yet Be
                                        of Shares                                      Publicly         Purchased under
                                     Purchased * (in         Average Price         Announced Plans       the Plans or
         Period                      whole numbers)         Paid Per Share           or Programs           Programs
-------------------------------      ---------------        ---------------        ----------------   -----------------
01/01/04 thru 01/31/04                    10,431                $24.18                      -                  -
02/01/04 thru 02/28/04                     1,611                $24.74                      -                  -
03/01/04 thru 03/31/04                         -                     -                      -                  -

                                          ------
Total                                     12,042                                            -                  -
                                          ======

* All shares repurchased were acquired as a result of stock swap option exercises.

---------------------------

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

In the Company's first quarter 2004 earnings press release dated April 27, 2004, the $2.3 million settlement relating to the fair value hedge was accounted for as accumulated other comprehensive income, a component of equity, resulting in total shareholders' equity of $588.6 million. After additional analysis of FASB 133 Accounting for Derivative Instruments and Hedging Activities, the $2.3 million settlement was reclassified as a liability under notes payable, resulting in total stockholders' equity of $586.3. The reclassification also changed the shareholders' book value per share from $14.82, as presented in the earnings release, to $14.76.


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

                                         STATE AUTO FINANCIAL CORPORATION

Date: May 5, 2004                        /s/ Steven J. Johnston
                                         ---------------------------------------
                                         Steven J. Johnston
                                         Treasurer and Chief Financial Officer
                                         (Duly Authorized Officer and
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