Form 10-Q
period 2004-06-30
STATE AUTO FINANCIAL CORP
filed 2004-08-04
CIK 874977

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

           [x]   Quarterly Report pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                       for the quarterly period ended June 30, 2004
                                            or

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes [X] No[ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      Common shares, without par value, outstanding on August 2, 2004 was 39,954,404.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

INDEX TO FORM 10-Q QUARTERLY REPORT FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30, 2004 and
                       December 31, 2003

                  Condensed consolidated statements of income - Three months ended June 30, 2004 and 2003

                  Condensed consolidated statements of income - Six months ended
                       June 30, 2004 and 2003

                  Condensed consolidated statements of cash flows - Six months ended June 30, 2004 and 2003

                  Notes to condensed consolidated financial statements - June
                       30, 2004

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

   Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amount)

                                                                                               June 30     December 31
                                                                                                 2004         2003
                                                                                                 ----         ----
                                                                                             (unaudited)   (see note 1)
ASSETS

 Fixed maturities, available for sale, at fair value (amortized cost $1,370.0
      and $1,359.6, respectively) .........................................................    $1,387.4      1,421.4
Equity securities, available for sale, at fair value (cost $146.9 and $121.0, respectively)       167.8        139.3
Other invested assets, at fair value (cost $9.7 and $9.5, respectively) ...................         9.8          9.6
                                                                                               --------      -------
Total investments .........................................................................     1,565.0      1,570.3

Cash and cash equivalents .................................................................        27.1         40.0
Deferred policy acquisition costs .........................................................        95.7         87.1
Accrued investment income and other assets ................................................        60.5         52.5
Due from affiliate ........................................................................        61.7            -
Net prepaid pension expense ...............................................................        50.7         51.4
Reinsurance recoverable on losses and loss expenses payable (affiliate $6.1
    and $5.7, respectively) ...............................................................        16.4         14.2
Prepaid reinsurance premiums (affiliate $3.7 and $3.9, respectively) ......................         8.8          8.4
Current federal income taxes ..............................................................         1.4          0.2
Deferred federal income taxes .............................................................        11.5            -
Property and equipment, at cost, net of accumulated depreciation of $4.8
    and $4.4, respectively ................................................................        12.9         12.5
                                                                                               --------      -------
Total assets ..............................................................................    $1,911.7      1,836.6
                                                                                               ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable (affiliate $292.1 and $303.9, respectively) ..............    $  654.4        643.0
Unearned premiums (affiliate $120.3 and $121.3, respectively) .............................       418.6        404.3
Notes payable (affiliates $61.0) ..........................................................       163.2        161.2
Postretirement benefit liabilities ........................................................        77.6         74.3
Other liabilities .........................................................................        11.1          8.6
Deferred federal income taxes .............................................................           -          2.0
Due to affiliates .........................................................................           -          0.9
                                                                                               --------      -------
Total liabilities .........................................................................     1,324.9      1,294.3
                                                                                               --------      -------

Stockholders' equity:

    Class A Preferred stock (nonvoting), without par value.  Authorized 2.5 shares;
     none issued ..........................................................................           -            -
    Class B Preferred stock, without par value.  Authorized 2.5 shares; none issued .......           -            -
    Common stock, without par value.  Authorized 100.0 shares; 44.6
     and 44.2 shares issued, respectively, at stated value of $2.50 per share .............       111.4        110.4
    Less 4.6 treasury shares, at cost .....................................................       (56.4)       (55.8)
    Additional paid-in capital ............................................................        62.0         56.7
    Accumulated other comprehensive income ................................................        25.8         53.0
    Retained earnings .....................................................................       444.0        378.0
                                                                                               --------      -------
Total stockholders' equity ................................................................       586.8        542.3
                                                                                               --------      -------

Total liabilities and stockholders' equity ................................................    $1,911.7      1,836.6
                                                                                               ========      =======

     See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (in millions, except per share amounts)
    (unaudited)

                                                                                     Three months ended
                                                                                           June 30
                                                                                    2004            2003
                                                                                    ----            ----
Earned premiums (ceded to affiliate $166.8 and $145.0, respectively) .......    $      252.4           241.7
Net investment income ......................................................            17.8            15.8
Net realized gains on investments ..........................................             1.3             4.2
Other income (affiliates $1.1 and $0.9, respectively) ......................             1.6             1.5
                                                                                ------------    ------------
Total revenues .............................................................           273.1           263.2
                                                                                ------------    ------------

Losses and loss expenses (ceded to affiliate $93.7 and $114.7, respectively)           146.0           182.8
Acquisition and operating expenses .........................................            73.5            68.2
Interest expense (affiliates $0.5 and $0.7, respectively) ..................             1.8             0.8
Other expenses, net ........................................................             2.6             2.5
                                                                                ------------    ------------
Total expenses .............................................................           223.9           254.3
                                                                                ------------    ------------

Income before federal income taxes .........................................            49.2             8.9

Federal income tax expense .................................................            14.6             0.6

                                                                                ------------    ------------

Net income .................................................................    $       34.6             8.3
                                                                                ============    ============
Earnings per common share:
    Basic ..................................................................    $       0.87            0.21
                                                                                ------------    ------------
    Diluted ................................................................    $       0.85            0.21
                                                                                ------------    ------------

Dividends paid per common share ............................................    $      0.040           0.035
                                                                                ------------    ------------

     See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (in millions, except per share amounts)
    (unaudited)

                                                                                   Six months ended
                                                                                        June 30
                                                                                    2004       2003
                                                                                    ----       ----
Earned premiums (ceded to affiliate $322.8 and $290.2, respectively) ........    $    501.1      474.1
Net investment income .......................................................          35.3       31.5
Net realized gains on investments ...........................................           6.7        8.0
Other income (affiliates $2.0 and $1.8, respectively) .......................           3.1        2.9
                                                                                 ----------  ---------
Total revenues ..............................................................         546.2      516.5
                                                                                 ----------  ---------

Losses and loss expenses (ceded to affiliate $182.0 and $198.0, respectively)         293.7      332.3
Acquisition and operating expenses ..........................................         148.6      139.9
Interest expense (affiliates $0.9 and $1.3, respectively) ...................           3.5        1.5
Other expenses, net .........................................................           5.2        5.3
                                                                                 ----------  ---------
Total expenses ..............................................................         451.0      479.0
                                                                                 ----------  ---------

Income before federal income taxes ..........................................          95.2       37.5

Federal income tax expense ..................................................          28.2        8.1
                                                                                 ----------  ---------
Net income ..................................................................    $     67.0       29.4
                                                                                 ==========  =========

Earnings per common share:
    Basic ...................................................................    $     1.69       0.75
                                                                                 ----------  ---------
    Diluted .................................................................    $     1.65       0.74
                                                                                 ----------  ---------

Dividends paid per common share .............................................    $     0.08       0.07
                                                                                 ----------  ---------

     See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(in millions)                                                          Six months ended
(unaudited)                                                                 June 30
                                                                       2004        2003
                                                                       ----        ----
Cash flows from operating activities:
Net income ......................................................    $   67.0        29.4
     Adjustments to reconcile net income to net cash provided by
     Operating activities:
         Depreciation, amortization and other, net ..............         4.7         3.7
         Net realized gains on investments ......................        (6.7)       (8.0)
         Changes in operating assets and liabilities:
              Deferred policy acquisition costs .................        (8.6)       (4.3)
              Accrued investment income and other assets ........        (8.2)          -
              Net prepaid pension expense .......................         0.7        (0.1)
              Postretirement benefit liabilities ................         3.3         3.3
              Reinsurance recoverable on losses and loss expenses
                payable and prepaid reinsurance premiums ........        (2.6)      (10.1)
              Other liabilities and due to/from affiliates, net .       (60.1)      (14.1)
              Losses and loss expenses payable ..................        11.4        38.8
              Unearned premiums .................................        14.3        17.6
              Federal income taxes ..............................         1.5        (3.9)
                                                                     --------    --------
Net cash provided by operating activities .......................        16.7        52.3
                                                                     --------    --------
Cash flows from investing activities:
     Purchase of fixed maturities ...............................      (246.0)     (302.8)
     Purchase of equity securities ..............................       (28.9)      (29.9)
     Purchase of other invested assets ..........................        (0.1)       (6.4)
     Maturities, calls and pay downs of fixed maturities ........        46.1        36.0
     Sale of fixed maturities ...................................       190.1       178.5
     Sale of equity securities ..................................         4.8         1.2
     Net additions of property and equipment ....................        (0.6)       (0.1)
                                                                     --------    --------
Net cash used in investing activities ...........................       (34.6)     (123.5)
                                                                     --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock .....................         3.7         2.1
     Payment of dividends .......................................        (1.0)       (0.9)
     Fair value hedge derivative settlement .....................         2.3           -
     Proceeds from issuance of debt .............................           -        15.0
     Debt issuance costs ........................................           -        (0.5)
     Payments to acquire treasury shares ........................           -        (0.7)
                                                                     --------    --------
Net cash provided by financing activities .......................         5.0        15.0
                                                                     --------    --------

Net decrease in cash and cash equivalents .......................       (12.9)      (56.2)
                                                                     --------    --------

Cash and cash equivalents at beginning of period ................        40.0        96.0
                                                                     --------    --------

Cash and cash equivalents at end of period ......................    $   27.1        39.8
                                                                     ========    ========

Supplemental disclosures:
       Federal income taxes paid ................................    $   26.4        12.0
                                                                     --------    --------
       Interest paid (affiliates $0.9 and $1.3, respectively) ...    $    4.1         1.5
                                                                     --------    --------

     See accompanying notes to condensed consolidated financial statements.

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

       Notes to Condensed Consolidated Financial Statements, (unaudited)
                                  June 30, 2004

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2003 Form 10-K.

2. DERIVATIVES

      During March 2004, the Company settled its fair value hedge derivative entered into on November 6, 2003 for a $2.9 million gain. Of the $2.9 million received, $2.3 million was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Company's ten year $100.0 million senior notes issued in November 2003. The remaining $0.6 million was recorded as an offset to the current period interest expense. The Company classifies in the statement of cash flows amounts received from derivative contracts that are accounted for as hedges of identifiable transactions in the same category as the cash flows from the items being hedged.

      On May 6, 2004 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semi-annual payments at a fixed rate of 6.25% and making semi-annual payments at a variable rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period (total 1.94% at June 30, 2004). The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. At June 30, 2004 the fair market value of the fixed to floating interest rate swap was $0.2 million of which substanially all related to net accrued interest to be received and thus reduced reported interest expense in the period.

3. EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted earnings per common share:


                                                            Three months ended           Six months ended
                                                                  June 30                     June 30
(in millions, except per share amounts)                     2004          2003          2004          2003
                                                            ----          ----          ----          ----
Numerator:
  Net income for basic and diluted earnings per share    $     34.6           8.3          67.0          29.4
                                                         ==========    ==========    ==========    ==========

Denominator:
  Basic weighted average shares outstanding                    39.8          39.2          39.7          39.2
  Effect of dilutive stock options                              1.0           0.8           1.0           0.7
                                                         ----------    ----------    ----------    ----------
  Diluted weighted average shares outstanding                  40.8          40.0          40.7          39.9
                                                         ==========    ==========    ==========    ==========

Basic earnings per share                                 $     0.87          0.21          1.69          0.75
                                                         ==========    ==========    ==========    ==========
Diluted earnings per share                               $     0.85          0.21          1.65          0.74
                                                         ==========    ==========    ==========    ==========

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

      The following number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:


                      Three months ended      Six months ended
                           June 30                June 30
                           -------                -------
(in millions)           2004       2003       2004       2003
                        ----      -----       ----       ----
Number of options        0.4          -        0.9        0.4
                       =====      =====      =====      =====

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


                                                   Three months ended        Six months ended
                                                         June 30                 June 30

(in millions, except per share amounts)             2004         2003        2004        2003
                                                  --------     --------    --------    --------
Net income, as reported                           $   34.6          8.3        67.0        29.4
Deduct:  Total stock-based employee and non-
  employee director compensation expense
  determined under fair value based method for
  all awards, net of related tax effects              (0.7)        (0.5)       (1.1)       (0.9)
                                                  --------     --------    --------    --------
Pro forma net income                              $   33.9          7.8        65.9        28.5
                                                  ========     ========    ========    ========

Earnings per share:
  Basic -- as reported                            $   0.87         0.21        1.69        0.75
                                                  ========     ========    ========    ========
  Basic -- pro forma                              $   0.85         0.20        1.66        0.73
                                                  ========     ========    ========    ========

  Diluted -- as reported                          $   0.85         0.21        1.65        0.74
                                                  ========     ========    ========    ========
  Diluted -- pro forma                            $   0.81         0.19        1.59        0.70
                                                  ========     ========    ========    ========

      There were 0.4 million options granted to employees and non-employee directors during the three and six month periods ended June 30, 2004 and 2003, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average fair value and related assumptions are as follows:

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

                                 Three and six
                                 months ended
                                    June 30
                               2004       2003
                               ----       ----
Fair value                    $13.73      7.57
Dividend yield                  0.76%     0.80%
Risk free interest rate         4.36%     2.89%
Expected volatility factor      35.7%     37.6%
Expected life in years           8.3       7.8

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

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

      The Non-employee Directors' Plan provides each non-employee director of the Company an option to purchase 4,200 shares of common stock following each annual meeting of the shareholders at an option price equal to the common stock fair market value at the close of business on the last trading day immediately prior to the date of the annual meeting. The Company has reserved 0.3 million shares of common stock under this plan. These options vest upon grant and are exercisable up to 10 years from the date of grant.

      The Company accounts for the remaining non-employee plans described below using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost of $0.2 million and $0.1million, and $0.3 million and $0.1 million for the three month and six month periods ended June 30, 2004 and 2003, respectively, was reflected in net income.

      There were 0.1 million and less than 0.1 million options granted to non-employees during the three and six month periods ended June 30, 2004 and 2003, respectively. The fair value of non-employee options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

                                Three and six
                                 months ended
                                   June 30
                               2004       2003
                               ----       ----
Fair value                    $18.06      12.41
Dividend yield                  0.77%      0.82%
Risk free interest rate         4.62%      3.45%
Expected volatility factor      36.2%      36.9%
Expected life in years           9.3        9.2

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

      The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term.

      A summary of the Company's stock option activity and related information for all option plans for the three and six month periods ended June 30, 2004 and 2003 is as follows:

                                                   Three months ended                              Six months ended
                                                         June 30                                        June 30
                                              2004                    2003                    2004                    2003
                                              ----                    ----                    ----                    ----
                                                   Weighted                Weighted                Weighted                Weighted
                                      Number       Average     Number      Average    Number       Average      Number     Average
                                        Of         Exercise      of        Exercise     Of         Exercise       Of       Exercise
(number of options in millions)       Options       Price      Options      Price     Options       Price      Options      Price
                                      -------      -------     -------     -------    -------      -------     -------      -----
Outstanding, beginning of
period                                   2.5      $  13.22         2.6       11.53        2.6      $ 12.84         2.8       10.98
   Granted                               0.4         30.84         0.4       18.74        0.4        30.33         0.4       18.71
   Exercised                            (0.2)         9.62        (0.1)       9.41       (0.3)        9.41        (0.3)       5.67
                                      ------                   -------                -------                  -------
Outstanding, end of period               2.7       $ 16.15         2.9       12.50        2.7      $ 16.15         2.9       12.50
                                      ======                   =======                =======                  =======

         A summary of information pertaining to all options outstanding and exercisable at June 30, 2004 is as follows:

                                        Options Outstanding             Options Exercisable
                                        -------------------             -------------------
                                            Weighted
                                            Average        Weighted                Weighted
(number of options in                       Remaining      Average                 Average
millions)                                   Contractual    Exercise                Exercise
Range of Exercise Prices         Number       Life          Price      Number       Price
------------------------         ------       ----          -----      ------       -----
 $5.01 - $10.00                   0.4         1.7          $ 6.88        0.4       $ 6.88
 $10.01 - $20.00                  1.8         6.5           14.96        1.6        14.30
 Greater than $20.01              0.5         9.8           30.33          -            -
                                  ---         ---          ------        ---       ------
 Total                            2.7         6.3          $16.15        2.0       $12.89
                                  ===         ===          ======        ===       ======

                    On March 31, 2004, the Financial Accounting Standards Board
(FASB) issued a proposal that, if implemented, would require the Company to recognize the fair value of all stock options as compensation expense beginning in 2005.

5. COMPREHENSIVE INCOME

         The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at June 30, 2004 and 2003 include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

                                               Three months ended     Six months ended
                                                     June 30               June 30
(in millions)                                   2004         2003      2004       2003
                                                -----        ----     -----       ----
Net income                                      $34.6         8.3     $67.0        29.4
Unrealized holding gain (loss), net of tax      (37.2)       20.6     (27.2)       19.2
                                                -----        ----     -----        ----
Comprehensive income (loss)                     $(2.6)       28.9     $39.8        48.6
                                                =====        ====     =====        ====

              STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

6. REINSURANCE

         The following table provides a summary of the Company's reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

                                                    Three months ended     Six months ended
                                                         June 30                June 30
                                                         -------                -------
(in millions)                                       2004         2003       2004        2003
                                                    ----         ----       ----        ----
Premiums earned:
  Assumed from other insurers and reinsurers       $  1.5          1.2     $  2.9         2.5
  Assumed under State Auto Pool and other
    affiliate arrangements                          234.1        220.9      462.9       438.6
  Ceded to other insurers and reinsurers              0.6          3.0        7.4         6.0
  Ceded under State Auto Pool and other
    affiliate arrangements                          166.8        145.0      322.8       290.2
                                                   ------       ------     ------      ------
Net assumed premiums earned                        $ 68.2         74.1     $135.6       144.9
                                                   ======       ======     ======      ======

Losses and loss expenses incurred:
  Assumed from other insurers and reinsurers       $  0.7          0.8     $  2.6         1.5
  Assumed under State Auto Pool and other
    affiliate arrangements                          135.9        172.4      268.5       306.3
  Ceded to other insurers and reinsurers             (0.9)         4.1        3.9         4.5
  Ceded under State Auto Pool and other
    affiliate arrangements                           93.7        114.7      182.0       198.0
                                                   ------       ------     ------      ------
Net assumed losses and loss expenses incurred      $ 43.8         54.4     $ 85.2       105.3
                                                   ======       ======     ======      ======

7. PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table provides the Company's components of net periodic cost (benefit) for the Company's pension and postretirement benefit plans:

                                            Pension          Postretirement          Pension            Postretirement
                                            -------          --------------          -------            --------------
(in millions)                               Three months ended June 30                Six months ended June 30
                                        2004       2003      2004       2003      2004       2003      2004       2003
                                        ----       ----      ----       ----      ----       ----      ----       ----
Service cost                            $2.0        1.7      $0.9        0.8      $4.0        3.4      $1.8        1.6
Interest cost                            2.6        2.5       1.3        1.2       5.2        5.0       2.6        2.4
Expected return on plan assets          (4.2)      (4.2)     (0.1)      (0.1)     (8.4)      (8.4)     (0.2)      (0.2)
Amortization of prior service cost       0.1        0.1       0.1        0.1       0.2        0.2       0.2        0.2
Amortization of transition asset        (0.2)      (0.2)        -          -      (0.4)      (0.4)        -          -
Amortization of net loss                 0.1          -         -          -       0.2          -         -          -
                                        ----      -----      ----        ---      ----      -----      ----       ----
Net periodic cost (benefit)             $0.4       (0.1)     $2.2        2.0      $0.8       (0.2)     $4.4        4.0
                                        ====      =====      ====        ===      ====      =====      ====       ====

The Company presently anticipates contributing $5.0 million to its pension plan in 2004. No contribution had been made as of June 30, 2004.

      In accordance with FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company did not adjust its liability for postretirement benefits obligation in consideration of the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, since guidance is not final.

8. SEGMENT INFORMATION

      At June 30, 2004, the Company has three reportable segments: State Auto standard insurance, State Auto nonstandard insurance and investment management services. As the former Meridian Mutual Insurance Company ("Meridian") standard and nonstandard business was written and processed through the Meridian underwriting and claims

              STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

system platform, management monitored that business as separate segments from the State Auto standard and nonstandard processed business. Monitoring of those segments separately was necessary in order to facilitate the integration of the business as it migrated through new policies and renewals to the State Auto systems platform in which State Auto policies, pricing, underwriting, and claims philosophies were fully reflected. Due to the integration efforts that occurred within the former Meridian standard segment, beginning with the first quarter of 2004, the Meridian standard business was included in the State Auto standard segment. Likewise, due to the integration efforts that occurred within the Meridian nonstandard segment, beginning with the first quarter of 2003, the Meridian nonstandard business was included in the State Auto nonstandard segment. The segment disclosures for 2003 have been restated to reflect this change. Interim financial data by segment is as follows:

                                               Three months ended            Six months ended
                                                     June 30                      June 30
(in millions)                                  2004           2003          2004           2003
                                               ----           ----          ----           ----
Revenues from external customers:
   State Auto standard insurance .....      $    249.9          235.5    $    495.4        461.9
   State Auto nonstandard insurance ..            20.1           22.0          40.5         43.6
   Investment management services ....             0.7            0.6           1.4          1.2
   All other .........................             0.9            0.8           1.8          1.7
                                            ----------     ----------    ----------   ----------
Total revenues from external customers      $    271.6          258.9    $    539.1        508.4
                                            ==========     ==========    ==========   ==========
Intersegment revenues:
   State Auto standard insurance .....      $        -              -    $      0.1          0.1
   Investment management services ....             1.6            1.4           3.3          2.8
   All other .........................             0.5            0.5           0.9          0.9
                                            ----------     ----------    ----------   ----------
Total intersegment revenues ..........      $      2.1            1.9    $      4.3          3.8
                                            ==========     ==========    ==========   ==========

Segment profit:
   State Auto standard insurance .....      $     44.8            2.1    $     83.8         23.5
   State Auto nonstandard insurance ..             2.7            1.0           3.7          3.0
   Investment management services ....             2.1            1.9           4.2          3.5
   All other .........................             0.2            0.6           0.7          1.1
                                            ----------     ----------    ----------   ----------
Total segment profit .................      $     49.8            5.6    $     92.4         31.1

Reconciling items:
   Corporate expenses ................      $     (1.9)          (0.9)   $     (3.9)        (1.6)
   Net realized gains ................             1.3            4.2           6.7          8.0
                                            ----------     ----------    ----------   ----------
Total consolidated income before
    federal income taxes .............      $     49.2            8.9    $     95.2         37.5
                                            ==========     ==========    ==========   ==========

Segment assets:
   Standard insurance ................                                   $  1,833.8      1,546.3
   Nonstandard insurance .............                                        137.4        110.2
   Investment management services ....                                          4.6          4.6
   All other .........................                                         15.7         15.3
                                                                         ----------   ----------
Total segment assets .................                                   $  1,991.5      1,676.4
                                                                         ==========   ==========

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

                                                           Pooled Companies
                                                           ----------------
                                  STFC Pooled Companies                            Mutual Pooled Companies
                    -------------------------------------------------    -----------------------------------------
                     State                              SA       Sub                    SA          SA        Sub
     Period         Auto P&C    Milbank    Farmers     Ohio     Total    Mutual      Wisconsin    Florida    Total
     ------         --------    -------    -------     ----     -----    ------      ---------   --------    -----
1/1/2003 -
6/30/2004             59%         17          3          1       80       18.3          1           0.7       20%

      The Pooled Companies, SA National, Mid-Plains and State Auto Mutual's insurance subsidiaries Meridian Security Insurance Company, Meridian Citizens Security Insurance Company, and Meridian Citizens Mutual Insurance Company a contractual affiliate of State Auto Mutual's wholly owned subsidiary, Meridian Insurance Group, Inc., are collectively referred to herein as the "State Auto Group." Effective July 1, 2004 the State Auto Group amended the Pooling Arrangement to exclude certain new middle market business written by Mutual. This amendment did not change the STFC Pooled Companies' Pool percentages.

Results of Operations

The following table summarizes for the three and six month periods ended June 30, 2004 and 2003 certain key performance indicators used to manage the operations of the Company:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

                                       Three Months Ended       Six Months Ended
(dollars in millions)                        June 30                 June 30
  GAAP Basis:                          2004         2003        2004         2003
  -----------                          ----         ----        ----         ----
Total revenue                         $273.1        263.2       546.2       516.5
Net income                            $ 34.6          8.3        67.0        29.4
Stockholders' equity                  $586.8        513.8       586.8       513.8
Loss and LAE ratio *                    57.9%        75.6%       58.6%       70.1%
Expense ratio *                         29.1%        28.2%       29.7%       29.5%
Combined ratio                          87.0%       103.8%       88.3%       99.6%
Catastrophe loss and LAE points*         5.1         17.1         3.1        10.0
Earned premium growth                    4.4%         9.2%        5.7%        9.2%
Investment yield                         4.6%         4.7%        4.6%        4.7%

                                         Twelve Months Ended
                                                June 30
Statutory Basis:                        2004              2003
----------------                        ----              ----
Net premiums written to surplus**        1.7              2.3

*     Defined below.

**    The Company uses the statutory net premiums written to surplus ratio as'
there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company's statutory surplus available to absorb losses.

      During the three and six month periods ended June 30, 2004, the Company generated net income of $34.6 million and $67.0 million compared to $8.3 million and $29.4 million for the same 2003 periods, respectively. Net income before federal income taxes for the Company increased $40.3 million to $49.2 million and $57.7 million to $95.2 million for the three and six month periods ended June 30, 2004, respectively, from the same periods in 2003. The 2004 amounts were primarily the result of an improved combined ratio along with record level total revenue. The Company's GAAP combined ratio reflected a 16.8 point and 11.3 point improvement for the three month and six month periods ended June 30, 2004, respectively, from the same periods in 2003. The periods' improved combined ratios were the direct result of management's efforts in continuing to obtain adequate cost based rates across most lines of business, re-underwriting the former Meridian Mutual business applying State Auto underwriting guidelines, controlling operating expenses and a significant decrease in catastrophe losses. During the three and six months ended June 30, 2004, catastrophe losses totaled $12.9 million and $15.3 million compared to $41.2 million and $47.4 million in the same 2003 periods, respectively. Management continues to focus on growing premiums without compromising profitability as industry-wide price competition increases. The Company's investment yield declined consistent with the decrease in long term interest rates. The Company invests for yield while maintaining a conservative approach for principal preservation.

      Consolidated earned premiums increased $10.7 million to $252.4 million and $27.0 million to $501.1 million for the three month and six month periods ended June 30, 2004, respectively, from the same periods in 2003. These increases were primarily the result of premium rate increases across most lines of business. The overall composition of the Company's book of business did not change significantly, with the standard auto - personal line continuing to be the Company's most significant line of business. The State Auto standard segment contributed a 5.4% increase to consolidated earned premiums for the three and six month periods ended June 30, 2004 from the same period in 2003, while the State Auto non-standard segment generated a 1.0% and 0.8% decrease from the same period in 2003. The non-standard decrease was primarily the result of the Company terminating or suspending in during 2003 certain fast growing, but very unprofitable agencies in Kentucky, implementing necessary rate increases and the impact of industry-wide increased price competition. While these actions affected this segment's premium growth, they are expected to improve long term underwriting results. Also impacting the consolidated earned premiums increase during the six month period ended June 30, 2004 was the December 31, 2003 termination of the Stop Loss (as defined below). The STFC Pooled Companies ceded $5.5 million in earned premiums to State Auto Mutual under a stop loss reinsurance arrangement (the "Stop Loss") between the companies during the first quarter of 2003, which reduced the Company's earned premiums for that period. The termination of the Stop Loss had the effect of contributing a 1.1% increase in

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

earned premiums for the six months ended June 30, 2004, as compared to the same 2003 period. The Stop Loss reinsurance agreement expired December 31, 2003 and was not renewed.

      Earned premium growth slowed to 4.4% from 9.2% and 5.7% from 9.2% for the three and six month periods ended June 30, 2004, respectively, from the same periods in 2003. In the past two years, the Company took necessary rate increases in almost all lines of business, but particularly within the former Meridian book of business. The Company anticipates implementing smaller rate increases in 2004 compared to 2003 and 2002, which is expected to affect earned premium growth in the future. In management's opinion, within the last year the industry has experienced a slow down in the pace of rate increases and actual rate reductions in certain lines. While management continues to emphasize that it will not compromise profitability for top line growth, it continues to pursue opportunities in the way it processes business with its agency partners. Of all the reasons our agency partners personnel list for placing business with a company, "ease of doing business" is listed as number one. The Company's new internet-based upload system for personal lines business, NetXpress, is designed to fulfill that need. Recent statistics indicate that approximately 60% of new personal lines business applications and 47% of change requests in those lines are communicated and processed electronically.

      Net investment income increased $2.0 million to $17.8 million and increased $3.8 million to $35.3 million for the three and six month periods ended June 30, 2004, respectively, from the same periods in 2003. These increases were the result of an increase in invested assets generated by cash flow provided from operations and financing since June 30, 2003, partly offset by a decline in the investment yield. Between April 1, 2003 and December 31, 2003, the Company issued debt, net of repayments, of $85.5 million. Total cost of invested assets at June 30, 2004 and 2003 was $1,553.5 million and $1,359.0 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on invested assets at cost decreased to 4.6% from 4.7% for the three and six month periods ended June 30, 2004 from the same 2003 periods. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

      Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio"), were 57.9% and 75.6% for the three month periods ended June 30, 2004 and 2003, respectively, and 58.6% and 70.1% for the six month periods ended June 30, 2004 and 2003, respectively. During the three and six months ended June 30, 2004, catastrophe losses totaled $12.9 million (5.1 GAAP loss and LAE points) and $15.3 million (3.1 GAAP loss and LAE points) from $41.2 million (17.1 GAAP loss and LAE points) and $47.4 million (10.0 GAAP loss and LAE points) in the same 2003 periods, respectively. Contributing to the three months ended June 30, 2003 catastrophe losses was CAT 88 totaling $39.4 million or 16.3 GAAP loss and LAE points, the largest catastrophe loss event in Company history. Catastrophe losses discussed herein have been designated as such by ISO's Property Claim Services ("PCS") unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

      Also impacting the consolidated losses and loss adjustment expense decrease during the three and six month periods ended June 30, 2004 was the December 31, 2003 termination of the Stop Loss. The STFC Pooled Companies ceded $5.6 million in loss and loss expenses to State Auto Mutual under the Stop Loss during the second quarter of 2003. This Stop Loss cession reduced the GAAP loss and LAE ratio for the three and six month periods ended June 30, 2003 2.3% and 1.2%, respectively. The Stop Loss reinsurance agreement expired December 31, 2003 and was not renewed. See the Stop Loss discussion above regarding earned premiums cessions for the six month period ended June 30, 2003.

      For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the three and six month periods ended June 30, 2004 and 2003, respectively:

                                        Three months ended               Six months ended
                                              June 30                         June 30
                                                          Change                          Change
                                      2004       2003    inc (dec)    2004      2003    inc (dec)
                                      ----       ----    ---------    ----      ----    ---------
State Auto standard segment           57.0%      75.5     (18.5)      57.4      69.5     (12.1)
State Auto nonstandard segment        68.3%      77.4      (9.1)      73.2      77.2      (4.0)
Total GAAP Loss and LAE Ratio         57.9%      75.6     (17.7)      58.6      70.1     (11.5)

      The State Auto standard segment's GAAP loss and LAE ratio improved 18.5 and 12.1 points for the three and six month periods ended June 30, 2004, respectively, from the same 2003 periods. This improvement reflected the Company's continual emphasis on responsible underwriting, which includes taking necessary and appropriate rate

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

increases across most lines of business. Catastrophe losses represented 5.5 and 3.3, and 18.6 and 13.1 points of this segment's GAAP loss and LAE ratio for the three month and six month periods ended June 30, 2004 and 2003, respectively. Company management monitors all lines of business paying particular attention to auto - personal, homeowners and workers' compensation due to the significance these lines have on the profitability of the Company. The auto - personal line continues to be the most significant line of business and therefore has the greatest influence on net income; its GAAP loss and LAE ratio improved 9.4 points to 55.0 and 8.1 points to 56.2 for the three month and six month periods ended June 30, 2004, respectively, from the same 2003 periods. These improvements are the result of management's continual efforts to obtain adequate rates and monitor underwriting results. Homeowners is the Company's second largest line of business. In 2003 its loss experience was adversely affected by the increased frequency and severity of storm losses. With the improved catastrophe level in the current year along with a reduction in large loss frequency and improvement in the core loss ratio due to continued underwriting due diligence and greater rate adequacy, homeowners' GAAP loss and LAE ratio improved 37.1 points to 68.6 and 26.0 points to 61.2 for the three month and six month periods ended June 30, 2004, respectively from the same 2003 periods. Workers' compensation continues to be the Company's most volatile line of business due to the potential loss severity. Its GAAP loss and LAE ratio increased 17.8 points to 77.3 and 4.3 points to 70.4 for the three month and six month periods ended June 30, 2004, respectively, from the same 2003 periods due to the severity of claims reported and reserve development. Workers' compensation results have been volatile both for the Company and the industry and can have a significant adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. As a result of management's conservative approach, workers' compensation represents approximately 3% of total earned premium. Management continually monitors these lines in an effort to obtain adequate cost based rates and write the risks that it believes are more likely to produce an underwriting profit for the Company.

      The State Auto nonstandard segment's GAAP loss and LAE ratio decreased 9.1 points and 4.0 points for the three and six month periods ended June 30, 2004, respectively, from the same 2003 periods. Catastrophe losses represented 0.9 and
0.5 points, and 3.8 and 2.3 points of this segment's GAAP loss and LAE ratio for the three and six month periods ended June 30, 2004 and 2003, respectively. The nonstandard automobile segment typically is a more volatile line of business in terms of higher loss frequency than the standard segment. Management continually monitors this segment's underwriting performance paying particular attention to rate adequacy and risk selection in states and agencies with unusually high written premium growth. Kentucky, this segment's largest state of operation, experienced significant written premium growth during 2002. However, the Company terminated or suspended certain fast growing, but very unprofitable, agencies in Kentucky during 2003. While this action adversely affected this segment's premium growth, it is expected to improve long term underwriting results. See discussion within premium earned regarding management's response taken.

      Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio"), were 29.1% and 28.2% for the three months ended June 30, 2004 and 2003, respectively, and 29.7% and 29.5% for the six month periods ended June 30, 2004 and 2003, respectively. Incentive based compensation to agents and employees, significant variable expenses tied directly to the Company's insurance operation's profitability, contributed to the increased GAAP expense ratio for the three and six month periods ended June 30, 2004 over the same periods during 2003. The incentive based compensation includes the Company's profit sharing plans, the Quality Performance Bonus ("QPB") that covers substantially all employees and the Quality Performance Agreement or contingent commission agreement ("QPA") which is available to substantially all the Company's agents. QPA was 1.5 points and 1.6 points, and 1.2 points (both 2003 periods) of the GAAP expense ratio for the three and six month periods ended June 30, 2004 and 2003, respectively. QPB was 1.3 points and 1.4 points, and none and 0.5 point of the GAAP expense ratio for the three and six month periods ended June 30, 2004 and 2003, respectively. Effective April 1, 2004, the QPB Plan was amended to include a written premium growth requirement along with the previously existing profitability requirement. The profitability calculation was also amended to be calculated on a quarterly basis. Notwithstanding these profit driven expense increases, expense control has been and remains one of the critical elements of the Company's success.

         Interest expense increased $1.0 million to $1.8 million and $2.0 million to $3.5 million for the three and six month periods ended June 30, 2004, respectively, from the same periods in 2003. The increase was the result of the additional $85.5 million of debt, net of repayments, obtained in the last six months of 2003. The interest expense for the six month period ended June 30, 2004 was partly reduced by a $0.6 million offset related to the fair value hedge derivative settlement during May 2004. See "Liquidity and Capital Resources" for further discussion of the fair value hedge derivative settlement.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

      The effective federal income tax expense rate for the three and six month periods ended June 30, 2004 was 29.6% as compared to an effective tax expense rate of 6.8% and 21.6% for the same 2003 periods, respectively. Improvement in the Company's 2004 underwriting results from the same 2003 periods contributed to the rate increase. The net investment income effective tax rate approximates 20%, while the remaining rate, primarily underwriting income (loss) approximates 35%.

Liquidity and Capital Resources

      Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its payment needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income, sales of investments, the maturity of fixed maturity investments and, to a lesser extent, proceeds from borrowings. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

      At June 30, 2004 and December 31, 2003, the Company had $27.1 million and $40.0 million, respectively, of cash and cash equivalents. At June 30, 2004 and December 31, 2003, the Company had $1,565.0 million and $1,570.3 million, respectively, of total investments at fair market value. The majority of the Company's fixed maturities and substantially all the equity securities are traded on public markets.

      For the six months ended June 30, 2004, net cash provided by operating activities decreased to $16.7 million from $52.3 million for the same 2003 period. The decrease in cash flow from operations in 2004 was primarily attributable to the change in operating assets and liabilities, in particular amounts related to affiliate receivable/payable, loss and loss expenses payable and federal income taxes paid, which more than offset an increased net income. For the six months ended June 30, 2004, net cash used in investing activities decreased to $34.6 million from $123.5 million for the same 2003 period. This decrease in 2004 was due to the Company investing during the three months ended March 31, 2003 a substantial amount of cash and cash equivalents that existed at December 31, 2002. Also contributing to the decrease was the decline in cash provided from operating activities in 2004. For the six months ended June 30, 2004, net cash provided by financing activities decreased to $5.0 million from $15.0 million in the same period in 2003 primarily due to the 2003 proceeds from debt issuance.

      During March 2004 the Company settled its fair value hedge derivative that was entered into in November 6, 2003 for a total $2.9 million gain. Of the total $2.9 million received, $2.3 million was recorded in notes payable and will be amortized as an offset to interest expense over the ten year term of the $100.0 million unsecured senior notes. The remaining $0.6 million was recorded as an offset to interest expense.

      On May 6, 2004 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semi-annual payments at a fixed rate of 6.25% and making semi-annual payments at a variable rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period (total 1.94% at June 30, 2004). The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. At June 30, 2004 the fair market value of the fixed to floating interest rate swap was $0.2 million of which substanially all related to net accrued interest to be received and reduced reported interest expense in the period.

      In 1999 State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program. Principal payment is due on demand but no later than December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial's current financial position. Interest rate for the years 2004 and 2003 is 2.25% and 2.50%, respectively.

      On May 23, 2003 State Auto Financial's Delaware business trust subsidiary (the "Capital Trust") issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due May 23, 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.51% as of June 30, 2004). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The Trust Securities are mandatorily redeemable

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities. The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness.

      State Auto Financial has issued $100.0 million unsecured senior notes bearing interest fixed at 6.25% due November 15, 2013. The notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries' indebtedness.

      During the three and six month periods ended June 30, 2004, a total of 12,000 and 23,000 shares were acquired as a result of stock swap option exercises at a total cost of $0.3 million and $0.6 million, respectively. During the three and six month periods ended June 30, 2003, a total of 10,000 and 16,000 shares were acquired as a result of stock swap option exercises at a total cost of $0.2 million and $0.3 million, respectively. During the six months ended June 30, 2003, 45,000 shares were repurchased for a total of $0.7 million as part of the stock repurchase program which ended December 31, 2003.

      The Company has reinsurance arrangements to limit its loss exposure and contribute to its liquidity and capital resources. See the 2003 Form 10K for further discussion of these arrangements.

      At June 30, 2004, all of the Company's insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. Management believes that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements. The Company's statutory net written premium to surplus ratio was 1.7 to 1.0 and 2.3 to 1.0 for the twelve month periods ended June 30, 2004 and 2003, respectively.

Other Disclosures

Investments

      At June 30, 2004, the Company had no fixed maturity investments rated below investment grade. The following table provides information regarding the quality rating distribution of the Company's fixed maturity portfolio based on the fair market value:

                                          June 30        December 31      Average
                                           2004             2003          Rating*
                                           ----             ----          -------
Corporate and Municipal Bonds              59.5%            58.2            Aa+
U.S. Government                             2.2%             2.2            Aaa
U.S. Government Agencies                   38.3%            39.6            Aaa
                                          -----            -----
Total                                     100.0%           100.0
                                          =====            =====

      * As rated by Moody's Investors Service

      During the three and six month periods ended June 30, 2004, the Company increased its investment in equity securities by $9.2 million and $28.9 million, respectively, to enhance growth of statutory surplus over the long term. The Company's current investment strategy does not rely on the use of derivative financial instruments.

      At June 30, 2004, all investments in fixed maturity and equity securities were held as available for sale and therefore were carried at fair value. Other invested assets are comprised of limited liability partnership investments, common securities of the Capital Trust (State Auto Financial's Delaware business trust subsidiary) and trust preferred security investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income.

      The following table provides the composition of the Company's investment portfolio at fair market value at June 30, 2004 and December 31, 2003:

     (dollars in millions)                   June 30, 2004         December 31, 2003
                                             -------------         -----------------
Fixed maturities, at fair value           $1,387.4      88.7%     1,421.4      90.5%
Equity securities, at fair value             167.8      10.7%       139.3       8.9%
Other invested assets, at fair value           9.8       0.6%         9.6       0.6%
                                          --------     -----      -------     -----
Total investments                         $1,565.0     100.0%     1,570.3     100.0%
                                          ========     =====      =======     =====

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

      The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant management judgment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer, and the Company's intent and ability to hold the security to forcasted recovery or maturity. When a security in the Company's investment portfolio has a decline in fair value which is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

      The Company reviewed its investments at June 30, 2004, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact the amounts reported herein. At June 30, 2004, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at June 30, 2004. The following table provides the Company's investment portfolio gross unrealized gains and losses at June 30, 2004:

                                                        Gross         Gain          Gross         Loss
                                         Cost or      unrealized     number      unrealized      number
                                        amortized       holding         of         holding         of           Fair
                                           cost         gains       positions      losses       positions       Value
                                           ----         -----       ---------      ------       ---------       -----
                                                                     (dollars in millions)
Investment Category
         Fixed Maturities
U.S. Treasury securities                $  335.5      $    3.2            56      $    5.7            70      $  333.0
States & political subdivisions            774.0          26.1           285           8.3           116         791.8
Corporate securities                        41.2           2.2            27            --             2          43.4
Mortgage-backed securities of U.S
Gov. Agencies                              219.3           4.1            49           4.2            38         219.2
                                        --------      --------      --------      --------      --------      --------
   Total fixed maturities                1,370.0          35.6           417          18.2           226       1,387.4
         Equity Securities
Consumer                                    20.1           4.7            13            --            --          24.8
Technologies                                15.2           2.2            15           0.3             2          17.1
Pharmaceuticals                             19.5           2.3             7           0.8             3          21.0
Financial services                          42.1           4.8            15           0.8             7          46.1
Manufacturing & other                       50.0           9.1            32           0.3             3          58.8
                                        --------      --------      --------      --------      --------      --------
   Total equity securities                 146.9          23.1            82           2.2            15         167.8
                                        --------      --------      --------      --------      --------      --------
   Other invested assets                     9.7           0.1             1            --            --           9.8
                                        --------      --------      --------      --------      --------      --------
Total investments                       $1,526.6      $   58.8           500      $   20.4           241      $1,565.0
                                        ========      ========      ========      ========      ========      ========

      The amortized cost and fair value of fixed maturities at June 30, 2004, by contractual maturity, is as follows:

                                        Amortized       Fair
(in millions)                             Cost          Value
                                          ----          -----
Due in 1 year or less                   $    3.0      $    3.1
Due after 1 year through 5 years            35.2          36.7
Due after 5 years through 10 years         234.5         240.4
Due after 10 years                         878.0         888.0
                                        --------      --------
   Subtotal                              1,150.7       1,168.2
Mortgage-backed securities                 219.3         219.2
                                        --------      --------
   Total                                $1,370.0      $1,387.4
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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

      Included in realized losses of equity securities below, was no recognized loss related to other than temporary impairment for the three and six month peroids ended June 30, 2004 and 2003, respectively. There were no other than temporary impairments of fixed maturity securities for the three and six month periods ended June 30, 2004 and 2003.

      The securities sold during the three and six month periods ended June 30, 2004, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the six months ended June 30, 2004 are summarized as follows:

                                        Three months ended               Six months ended
(in millions)                              June 30, 2004                  June 30, 2004
                                       Realized      Fair Value      Realized      Fair Value
                                     Gains/Losses     at Sale       Gains/Losses     at Sale
                                     ------------     -------       ------------     -------
Realized gains:
   Fixed maturities                    $    0.9      $   25.7         $    5.8      $  162.3
   Equity securities                        1.2           2.7              1.7           4.6
                                       --------      --------         --------      --------
Total realized gains                        2.1          28.4              7.5         166.9
Realized losses:
   Fixed maturities                         0.8          21.5              0.8          27.8
   Equity securities                        0.0           0.1              0.0           0.2
                                       --------      --------         --------      --------
Total realized losses                       0.8          21.6              0.8          28.0
                                       --------      --------         --------      --------
Net realized gains on investments      $    1.3      $    6.8         $    6.7      $  138.9
                                       ========      ========         ========      ========

Losses and Loss Expenses Payable

      The following table presents losses and loss expenses payable by major line of business:

                                                           June 30     December 31   Percent
(dollars in millions)                                       2004          2003       Change
                                                            ----         -----       ------
Automobile - personal (standard)                           $182.8        185.5         (1.4)%
Automobile - personal (nonstandard)                          38.3         37.8          1.3
Automobile - commercial                                      79.1         80.7         (2.0)
Homeowners                                                   44.6         39.5         13.0
Commercial multi-peril                                       85.6         89.2         (4.0)
Workers' compensation                                        80.4         81.7         (1.6)
Fire and allied lines                                        13.3         14.3         (7.5)
Other/products liability                                    109.0         95.7         13.9
Miscellaneous personal/commercial lines                       4.9          4.4         11.8
                                                           ------       ------       ------
Total losses and loss expenses payable, net of
  reinsurance recoverable on losses and loss expenses
  payable of $16.4 and $14.2, respectively                 $638.0        628.8          1.5%
                                                           ======       ======       ======

      Total net losses and loss expenses payable increased 1.5% from December 31, 2003 to June 30, 2004. Homeowners loss and loss expenses payable increased primarily due to weather related storm loss claims that occurred in the current quarter. Other/products liability increased due to higher loss severity, including several significant umbrella claims. Overall, management does not believe there was a significant change in the total book of business at June 30, 2004 compared to December 31, 2003.

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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

      The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. To provide a measure of sensitivity of pre-tax income to changes in reserve estimates, for every 1% change in the ultimate development of the June 30, 2004 total losses and loss expenses payable, the effect on pre-tax income would be $6.4 million.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

MINORITY SHAREHOLDER LITIGATION -- OHIO

      As previously reported, on October 16, 2003, State Auto Financial Corporation ("State Auto Financial"), State Automobile Mutual Insurance Company ("State Auto Mutual"), and their respective directors filed a complaint against Gregory M. Shepard and his company in the Common Pleas Court of Franklin County, Ohio (the "Court"), seeking (1) declaratory relief that neither State Auto Financial, State Auto Mutual, nor their respective directors and officers violated any fiduciary duties to Mr. Shepard, his company, or State Auto Financial's minority shareholders in responding to a tender offer commenced by Mr. Shepard and his company for State Auto Financial's common shares (the "Shepard tender offer"); (2) declaratory relief that neither State Auto Financial nor its directors and officers have an obligation to call a meeting of shareholders under Ohio's Control Share Acquisition statute with respect to the Shepard tender offer; and (3) compensatory damages in favor of State Auto Financial and State Auto Mutual from Mr. Shepard and his company for knowingly making misrepresentations in connection with their control bid in violation of Ohio law. Also as previously reported, on December 19, 2003, Mr. Shepard and his company filed a counterclaim against State Auto Financial, State Auto Mutual, and their respective directors seeking (1) a declaratory judgment requiring State Auto Financial to call a meeting of shareholders under Ohio's Control Share Acquisition statute with respect to the Shepard tender offer; (2) injunctive relief to enjoin State Auto Financial, State Auto Mutual, and their respective directors and employees from taking actions that would have the effect of impeding or interfering with the Shepard tender offer; and (3) compensatory damages from State Auto Mutual, State Auto Mutual's directors, and State Auto Financial's directors for the alleged breach of their fiduciary duties. Mr. Shepard and his company announced the termination of the Shepard tender offer on May 10, 2004.

      On May 13, 2004, the Court entered an order (1) dismissing with prejudice all counterclaims of Mr. Shepard and his company against State Auto Financial, State Auto Mutual, and their respective directors, and (2) dismissing without prejudice all claims for declaratory relief against Mr. Shepard and his company. The only remaining claim before the Court in this action is for compensatory damages brought by State Auto Financial and State Auto Mutual against Mr. Shepard and his company for knowingly making misrepresentations in connection with their control bid in violation of Ohio law. The trial of this remaining claim is currently scheduled for January 24, 2005.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

MINORITY SHAREHOLDER LITIGATION--INDIANA

      On July 27, 2001, Mr. Shepard and American Union Insurance Company("AUIC"), an Illinois insurance company owned by Mr. Shepard and his brother, Tracy Shepard, filed a complaint against State Auto Financial, State Auto Mutual, Meridian Insurance Group, and Meridian Insurance Group's former directors in the United States District Court for the Southern District of Indiana. The factual basis for this suit arises from the circumstances surrounding the merger of Meridian Insurance Group with and into a wholly owned subsidiary of State Auto Mutual (the "Merger"), which was effective June 1, 2001. In their complaint, Mr. Shepard and AUIC alleged claims of (1) breach of fiduciary duty against the former Meridian Insurance Group directors for entering into the Merger; (2) breach of contract against State Auto Financial and State Auto Mutual with respect to a confidentiality agreement, dated September 29, 2000, between State Auto Financial and AUIC; and (3) tortious interference against Meridian Insurance Group and one of its former directors with respect to such confidentiality agreement. On December 3, 2003, the Court granted the request of Mr. Shepard and AUIC to voluntarily dismiss the claims of breach of fiduciary duty and tortious interference. Thus, the only remaining claim in this suit is for breach of the confidentiality agreement against State Auto Financial and State Auto Mutual. Mr. Shepard and AUIC are seeking compensatory damages in this suit, which they allege exceed $25 million based on an expert witness' report provided to State Auto Financial and State Auto Mutual by Mr. Shepard's counsel in April 2004. As of July 31, 2004, the suit continues in its discovery phase, with a trial currently expected to occur in late 2004 or early 2005. On June 1, 2004, the State Auto defendants filed a motion for summary judgment, which the court has not yet decided.

Item 2.  Changes in Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                                                         Maximum
                                                                                        Number (or
                                                               Total Number of          Approximate
                                                                  Shares             Dollar Value) of
                                                               Purchased  as         Shares that May
                           Total Number                       Part of Publicly            Yet Be
                            of Shares                            Announced              Purchased
                          Purchased * (in   Average Price        Plans or            under the Plans
  Period                  whole numbers)    Paid Per Share       Programs             or Programs
  ------                  --------------    --------------       --------             -----------
04/01/04 thru 04/30/04           -                 -                -                     -
05/01/04 thru 05/31/04      10,837            $29.84                -                     -
06/01/04 thru 06/30/04         427             30.84                -                     -
                            ------

Total                       11,264            $29.88                -                     -
                            ======

* All shares repurchased were acquired as a result of stock swap option exercises.

------------------

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders of State Auto Financial Corporation was held on May 28, 2004. The total shares represented at the meeting were 34,106,548 common shares. This constituted 85.6% of the Company's 39,851,750 common shares outstanding. At the meeting, the shareholders voted on the following proposals:

1. The election of John R. Lowther, Robert H. Moone and Paul W. Huesman as Class I Directors, each to hold office until the 2007 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

                                                        NUMBER OF VOTES
                                                        ---------------
                                                 FOR                    WITHHELD
                                                 ---                    --------
John R. Lowther                               33,989,574                33,183
Robert H. Moone                               33,990,471                32,285
Paul W. Huesman                               33,985,891                36,865

      On the basis of this vote, each of John R. Lowther, Robert H. Moone and Paul W. Huesman were elected as Class I Directors to serve until the 2007 annual meeting and until his successor is elected and qualified.

2. A proposal to ratify the selection of Ernst & Young LLP as the Company's independent public accountants for 2004.

For the Proposal                     Opposed to the Proposal                     Abstain
----------------                     -----------------------                     -------
34,059,753                                32,244                                 14,550

      On the basis of this vote, the proposal to ratify the selection of Ernst & Young LLP as the Company's independent public accountants for 2004 was adopted by the shareholders.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

   Exhibit
     No.                                              Description of Exhibits
    ---                                               -----------------------
   10.53             State Auto Insurance Companies Quality Performance Bonus Plan amended and restated as of
                     April 1, 2004

   10.54             State Auto Insurance Companies Quality Performance Bonus Plan 2004 Addendum effective
                     April 1, 2004

   10.55             State Auto Insurance Companies Pooling Agreement Amendment Number 5 effective July 1,
                     2004

   31.1              CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

   31.2              CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

   32.1              CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

   32.2              CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

b.    Reports on Form 8-K

      On May 13, 2004 the Company filed a Form 8-K regarding legal proceedings.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           STATE AUTO FINANCIAL CORPORATION

Date:  August 4, 2004                      /s/ Steven J. Johnston
                                           ------------------------------------
                                           Steven J. Johnston
                                           Treasurer and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

   Exhibit
     No.                                       Description of Exhibits
    ---                                       -----------------------
10.53              State Auto Insurance Companies Quality Performance Bonus Plan amended and restated as of
                   April 1, 2004

10.54              State Auto Insurance Companies Quality Performance Bonus Plan 2004 Addendum effective
                   April 1, 2004

10.55              State Auto Insurance Companies Pooling Agreement Amendment Number 5 effective July 1,
                   2004

31.1               CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.2               CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.1               CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.2               CFO certification required by Section 906 of Sarbanes Oxley Act of 2002