Form 10-Q
period 2004-09-30
STATE AUTO FINANCIAL CORP
filed 2004-11-04
CIK 874977

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

          [x] Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2004
                                       or
          [ ] Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

      Common shares, without par value, outstanding on November 1, 2004 was 39,983,060.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

INDEX TO FORM 10-Q QUARTERLY REPORT FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets - September 30, 2004 and
                 December 31, 2003

            Condensed consolidated statements of income - Three months ended September 30, 2004 and 2003

            Condensed consolidated statements of income - Nine months
                 ended September 30, 2004 and 2003

            Condensed consolidated statements of cash flows - Nine months ended September 30, 2004 and 2003

            Notes to condensed consolidated financial statements -
                 September 30, 2004

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

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share amount)

                                                                                                September 30   December 31
                                                                                                   2004           2003
                                                                                                ------------   -----------
                                                                                                (unaudited)    (see note 1)
ASSETS
 Fixed maturities, available for sale, at fair value (amortized cost $1,401.5
      and $1,359.6, respectively) .........................................................      $1,458.3        1,421.4
Equity securities, available for sale, at fair value (cost $159.9 and $121.0, respectively)         178.2          139.3
Other invested assets, at fair value (cost $9.6 and $9.5, respectively) ...................           9.7            9.6
                                                                                                 --------       --------
Total investments .........................................................................       1,646.2        1,570.3

Cash and cash equivalents .................................................................          49.4           40.0
Deferred policy acquisition costs .........................................................          98.9           87.1
Accrued investment income and other assets ................................................          51.3           52.5
Due from affiliate ........................................................................          41.2              -
Net prepaid pension expense ...............................................................          55.3           51.4
Reinsurance recoverable on losses and loss expenses payable (affiliate $6.2
    and $5.7, respectively) ...............................................................          29.0           14.2
Prepaid reinsurance premiums (affiliate $3.6 and $3.9, respectively) ......................           8.9            8.4
Current federal income taxes ..............................................................          11.6            0.2
Property and equipment, at cost, net of accumulated depreciation of $5.0
    and $4.4, respectively ................................................................          13.3           12.5
                                                                                                 --------       --------
Total assets ..............................................................................      $2,005.1        1,836.6
                                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and loss expenses payable (affiliate $294.1 and $303.9, respectively) ..............      $  709.7          643.0
Unearned premiums (affiliate $120.3 and $121.3, respectively) .............................         428.1          404.3
Notes payable (affiliates $61.0) ..........................................................         164.6          161.2
Postretirement benefit liabilities ........................................................          79.2           74.3
Other liabilities .........................................................................           7.3            8.6
Deferred federal income taxes .............................................................           0.3            2.0
Due to affiliates .........................................................................             -            0.9
                                                                                                 --------       --------
Total liabilities .........................................................................       1,389.2        1,294.3
                                                                                                 --------       --------

Stockholders' equity:
    Class A Preferred stock (nonvoting), without par value.  Authorized 2.5 shares;
     none issued ..........................................................................             -              -
    Class B Preferred stock, without par value.  Authorized 2.5 shares; none issued .......             -              -
    Common stock, without par value.  Authorized 100.0 shares; 44.6
     and 44.2 shares issued, respectively, at stated value of $2.50 per share .............         111.5          110.4
    Less 4.6 treasury shares, at cost .....................................................         (56.4)         (55.8)
    Additional paid-in capital ............................................................          62.8           56.7
    Accumulated other comprehensive income ................................................          49.7           53.0
    Retained earnings .....................................................................         448.3          378.0
                                                                                                 --------       --------
Total stockholders' equity ................................................................         615.9          542.3
                                                                                                 --------       --------

Total liabilities and stockholders' equity ................................................      $2,005.1        1,836.6
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

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (in millions, except per share amounts)
  (unaudited)

                                                                                              Three months ended
                                                                                                  September 30
                                                                                             2004           2003
                                                                                             ----           ----
Earned premiums (ceded to affiliate $166.7 and $151.0, respectively) ................      $  253.6          246.1
Net investment income ...............................................................          18.0           16.0
Net realized gains on investments ...................................................           0.2            1.5
Other income (affiliates $1.0 and $0.9, respectively) ...............................           1.4            1.5
                                                                                           --------       --------
Total revenues ......................................................................         273.2          265.1
                                                                                           --------       --------

Losses and loss expenses (ceded to affiliate $140.8 and $103.3, respectively) .......         189.4          171.0
Acquisition and operating expenses ..................................................          77.0           69.2
Interest expense (affiliates $0.5 and $0.7, respectively) ...........................           1.8            0.8
Other expenses, net .................................................................           2.4            3.3
                                                                                           --------       --------
Total expenses ......................................................................         270.6          244.3
                                                                                           --------       --------

Income before federal income taxes ..................................................           2.6           20.8

Federal income tax (benefit) expense ................................................          (2.4)           5.2
                                                                                           --------       --------
Net income ..........................................................................      $    5.0           15.6
                                                                                           ========       ========

Earnings per common share:
    Basic ...........................................................................      $   0.12           0.40
                                                                                           --------       --------
    Diluted .........................................................................      $   0.12           0.38
                                                                                           --------       --------

Dividends paid per common share .....................................................      $  0.045          0.040
                                                                                           --------       --------

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (in millions, except per share amounts)
    (unaudited)

                                                                                              Nine months ended
                                                                                                 September 30
                                                                                             2004          2003
                                                                                             ----          ----
Earned premiums (ceded to affiliate $489.5 and $441.2, respectively) ................      $  754.7         720.1
Net investment income ...............................................................          53.3          47.6
Net realized gains on investments ...................................................           6.9           9.6
Other income (affiliates $3.0 and $2.8, respectively) ...............................           4.5           4.3
                                                                                           --------      --------
Total revenues ......................................................................         819.4         781.6
                                                                                           --------      --------

Losses and loss expenses (ceded to affiliate $322.8 and $301.3, respectively) .......         483.1         503.3
Acquisition and operating expenses ..................................................         225.6         209.1
Interest expense (affiliates $1.4 and $2.1, respectively) ...........................           5.3           2.3
Other expenses, net .................................................................           7.6           8.6
                                                                                           --------      --------
Total expenses ......................................................................         721.6         723.3
                                                                                           --------      --------

Income before federal income taxes ..................................................          97.8          58.3

Federal income tax expense ..........................................................          25.8          13.3

                                                                                           --------      --------
Net income ..........................................................................      $   72.0          45.0
                                                                                           ========      ========

Earnings per common share:
    Basic ...........................................................................      $   1.81          1.15
                                                                                           --------      --------
    Diluted .........................................................................      $   1.77          1.12
                                                                                           --------      --------

Dividends paid per common share .....................................................      $  0.125          0.11
                                                                                           --------      --------

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions)
 (unaudited)

                                                                                  Nine months ended
                                                                                     September 30
                                                                                  2004         2003
                                                                                  ----         ----
Cash flows from operating activities:
Net income ................................................................      $ 72.0         45.0
     Adjustments to reconcile net income to net cash provided
     by Operating activities:
         Depreciation, amortization and other, net ........................         6.7          6.2
         Net realized gains on investments ................................        (6.9)        (9.6)
         Changes in operating assets and liabilities:
              Deferred policy acquisition costs ...........................       (11.8)        (7.9)
              Accrued investment income and other assets ..................         0.9         (2.2)
              Net prepaid pension expense .................................        (3.9)        (0.1)
              Postretirement benefit liabilities ..........................         4.9          5.4
              Reinsurance recoverable on losses and loss expenses
                payable and prepaid reinsurance premiums ..................       (15.3)        (5.9)
              Other liabilities and due to/from affiliates, net ...........       (43.4)        (7.2)
              Losses and loss expenses payable ............................        66.7         44.5
              Unearned premiums ...........................................        23.8         33.5
              Federal income taxes ........................................        (9.3)         1.4
                                                                                 ------       ------
Net cash provided by operating activities .................................        84.4        103.1
                                                                                 ------       ------
Cash flows from investing activities:
     Purchase of fixed maturities .........................................      (365.8)      (436.0)
     Purchase of equity securities ........................................       (46.8)       (43.8)
     Purchase of other invested assets ....................................        (0.2)        (7.0)
     Maturities, calls and pay downs of fixed maturities ..................        68.3         65.8
     Sale of fixed maturities .............................................       254.5        230.2
     Sale of equity securities ............................................         9.8          4.9
     Net additions of property and equipment ..............................        (1.1)        (0.4)
                                                                                 ------       ------
Net cash used in investing activities .....................................       (81.3)      (186.3)
                                                                                 ------       ------
Cash flows from financing activities:
     Proceeds from issuance of common stock ...............................         4.2          2.5
     Payment of dividends .................................................        (1.7)        (1.4)
     Proceeds from terminating fair value hedge derivatives ...............         3.8            -
     Proceeds from issuance of debt .......................................           -         15.5
     Debt issuance costs ..................................................           -         (0.6)
     Payments to acquire treasury shares ..................................           -         (0.7)
                                                                                 ------       ------
Net cash provided by financing activities .................................         6.3         15.3
                                                                                 ------       ------

Net increase (decrease) in cash and cash equivalents ......................         9.4        (67.9)
Cash and cash equivalents at beginning of period ..........................        40.0         96.1
                                                                                 ------       ------
Cash and cash equivalents at end of period ................................      $ 49.4         28.2
                                                                                 ======       ======

Supplemental disclosures:
       Federal income taxes paid ..........................................      $ 35.1         12.0
                                                                                 ------       ------
       Interest paid (affiliates $1.4 and $1.8, respectively) .............      $  4.6          2.1
                                                                                 ------       ------

See accompanying notes to condensed consolidated financial statements.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 2004

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation ("State Auto Financial" or the "Company") have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2003 Form 10-K.

2. DERIVATIVES

      During March 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. The interest rate swap contract was designated as a fair value hedge to protect against changes in fair value of the Company's ten year $100.0 million Senior Notes issued in November 2003. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. The Company classifies in the statement of cash flows amounts received from derivative contracts that are accounted for as hedges of identifiable transactions in the same category as the cash flows from the items being hedged.

      On May 6, 2004 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semi-annual payments at a fixed rate of 6.25% and making semi-annual payments at a variable rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period. The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. During August 2004, State Auto Financial terminated the interest rate swap contract entered into on May 6, 2004 and received proceeds of $1.8 million. Of the $1.8 million received, $1.5 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.3 million related to net swap payments from inception to termination and was recorded as an offset to interest expense.

3. EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted earnings per common share:

                                                             Three months ended           Nine months ended
                                                                September 30                 September 30
                                                                ------------                 ------------
(in millions, except per share amounts)                      2004          2003          2004          2003
                                                           --------      --------      --------      --------
Numerator:
  Net income for basic and diluted earnings per share      $    5.0          15.6      $   72.0          45.0
                                                           ========      ========      ========      ========

Denominator:
  Basic weighted average shares outstanding .........          40.0          39.3          39.8          39.2
  Effect of dilutive stock options ..................           0.9           1.0           0.9           0.8
                                                           --------      --------      --------      --------
  Diluted weighted average shares outstanding .......          40.9          40.3          40.7          40.0
                                                           ========      ========      ========      ========

Basic earnings per share ............................      $   0.12          0.40      $   1.81          1.15
                                                           ========      ========      ========      ========
Diluted earnings per share ..........................      $   0.12          0.38      $   1.77          1.12
                                                           ========      ========      ========      ========

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

      The following number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                                        Three months ended            Nine months ended
                                                           September 30                  September 30
                                                           ------------                  ------------
(in millions)                                          2004           2003           2004            2003
                                                       ----           ----           ----            ----
Number of options                                       0.4            -              0.4             -
                                                        ===           ==              ===            ==

4.  STOCK BASED COMPENSATION

      The Company has stock-based employee and non-employee compensation plans, which are described more fully below. The Company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and non-employee director compensation.

                                                                                  Three months ended         Nine months ended
                                                                                      September 30               September 30
                                                                                  -------------------       -------------------
(in millions, except per share amounts)                                            2004         2003         2004         2003
                                                                                   ----         ----         ----         ----
Net income, as reported ....................................................      $  5.0        15.6        $ 72.0         45.0
Deduct:  Total stock-based employee and non- employee
  director compensation expense determined under fair value
  based method for all awards, net of related tax effects ..................        (0.7)       (0.5)         (1.9)        (1.3)
                                                                                  ------        ----        ------        -----
Pro forma net income .......................................................      $  4.3        15.1        $ 70.1         43.7
                                                                                  ======        ====        ======        =====
Earnings per share:
  Basic--as reported .......................................................      $ 0.12        0.40        $ 1.81         1.15
                                                                                  ======        ====        ======        =====
  Basic--pro forma .........................................................      $ 0.11        0.38        $ 1.76         1.11
                                                                                  ======        ====        ======        =====
  Diluted--as reported .....................................................      $ 0.12        0.38        $ 1.77         1.12
                                                                                  ======        ====        ======        =====
  Diluted--pro forma .......................................................      $ 0.10        0.37        $ 1.69         1.07
                                                                                  ======        ====        ======        =====

      There were no options granted during the three month periods ended September 30, 2004 and 2003. There were 0.5 and 0.4 million options granted to employees and non-employee directors during the nine month periods ended September 30, 2004 and 2003, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model. The weighted average fair value and related assumptions are as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

                               Three and nine months
                                      ended
                                  September 30
                                  ------------
                                 2004         2003
                                 ----         ----
Fair value                      $13.73         7.57
Dividend yield                    0.76%        0.80%
Risk free interest rate           4.36%        2.89%
Expected volatility factor        35.7%        37.6%
Expected life in years             8.3          7.8

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

      The Company has stock option plans for certain key employees, non-employee directors and certain independent insurance agencies. The Key Employee's Plan provides that qualified stock options may be granted at an option price not less than common stock fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. The Company has reserved 5.0 million shares of common stock under this plan. These options typically vest over a three year period with one-third vesting at each anniversary date. Normally, these options are exercisable up to ten years from the date of grant.

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

      The Non-employee Directors' Plan provides each non-employee director of the Company an option to purchase 4,200 shares of common stock following each annual meeting of the shareholders at an option price equal to the common stock fair market value at the close of business on the last trading day immediately prior to the date of the annual meeting. The Company has reserved 0.3 million shares of common stock under this plan. These non-qualified options vest upon grant and are exercisable up to 10 years from the date of grant.

      The Company accounts for the remaining non-employee plans described below using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation expense, reflected in net income, was $0.1 million for both three month periods ended September 30, 2004 and 2003, and was $0.4 million and $0.2 million for the nine month periods ended September 30, 2004 and 2003, respectively.

      There were no options granted to non-employees during the three month periods ended September 30, 2004 and 2003, respectively. There were 31,000 and 35,000 options granted to non-employees during the nine month periods ended September 30, 2004 and 2003, respectively. The fair value of non-employee options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

                                     Three and nine months
                                             ended
                                         September 30
                                         ------------
                                     2004             2003
                                     ----             ----
Fair value                          $16.57            14.79
Dividend yield                        0.76%            0.80%
Risk free interest rate               4.12%            3.75%
Expected volatility factor            36.6%            36.4%
Expected life in years                 8.8              9.1

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

      The Company has a non-qualified stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency's achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term.

      A summary of the Company's stock option activity and related information for all option plans for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

                                                   Three months ended                              Nine months ended
                                                      September 30                                   September 30
                                                      ------------                                   ------------
                                              2004                   2003                    2004                    2003
                                              ----                   ----                    ----                    ----
                                                 Weighted                Weighted               Weighted                Weighted
                                       Number     Average      Number     Average     Number     Average      Number     Average
                                         Of      Exercise        of      Exercise       Of      Exercise        Of      Exercise
(number of options in millions)        Options     Price      Options      Price      Options     Price      Options      Price
                                       -------     -----      -------      -----      -------     -----      -------      -----
Outstanding, beginning of period         2.7      $16.15         2.9       12.50        2.6      $12.84         2.8       10.98
  Granted                                  -           -           -           -        0.5       30.33         0.4       18.71
  Exercised                              nil       11.43        (0.1)      10.83       (0.4)       9.61        (0.4)       6.63
  Cancelled                              nil       24.25         nil       16.24        nil       24.25         nil       16.24
                                         ---                     ---                    ---                     ---
Outstanding, end of period               2.7      $16.21         2.8       12.53        2.7      $16.21         2.8       12.53
                                         ===                     ===                    ===                     ===

      A summary of information pertaining to all options outstanding and exercisable at September 30, 2004 is as follows:

                                         Options Outstanding            Options Exercisable
                                         -------------------            -------------------
                                             Weighted
                                              Average      Weighted                 Weighted
 (number of options in                       Remaining      Average                 Average
        millions)                           Contractual    Exercise                 Exercise
Range of Exercise Prices         Number        Life          Price      Number       Price
------------------------         ------        ----          -----      ------       -----
$5.01 - $10.00                    0.4            1.5       $ 6.87        0.4        $ 6.87
$10.01 - $20.00                   1.8            6.3        14.97        1.5         14.29
Greater than $20.01               0.5            9.6        30.32        nil         29.40
                                  ---            ---        -----        ---         -----
Total                             2.7            6.1       $16.21        1.9        $12.92
                                  ===            ===       ======        ===        ======

      On October 13, 2004, the Financial Accounting Standards Board concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

5. COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income, net of related tax, included in stockholders' equity at September 30, 2004 and 2003, include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

                                                     Three months ended              Nine months ended
                                                        September 30                   September 30
                                                        ------------                   ------------
(in millions)                                       2004            2003           2004            2003
                                                    ----            ----           ----            ----
Net income                                          $ 5.0           15.6           $72.0            45.0
Unrealized holding gain (loss), net of tax           23.9          (13.8)           (3.3)            5.4
                                                    -----          -----           -----            ----
Comprehensive income                                $28.9            1.8           $68.7            50.4
                                                    =====          =====           =====            ====

6. REINSURANCE

      The following table provides a summary of the Company's reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

                                                         Three months ended                Nine months ended
                                                             September 30                     September 30
                                                       -----------------------          -----------------------
(in millions)                                           2004             2003            2004             2003
                                                       ------           ------          ------           ------
Premiums earned:
  Assumed from other insurers and reinsurers           $  1.8              1.2          $  4.7              3.6
  Assumed under State Auto Pool and
     other affiliate arrangements                       236.0            225.8           698.9            664.4
  Ceded to other insurers and reinsurers                 (4.0)            (3.5)          (11.4)            (9.4)
  Ceded under State Auto Pool
     and other affiliate arrangements                  (166.7)          (151.0)         (489.5)          (441.2)
                                                       ------           ------          ------           ------
Net assumed premiums earned                            $ 67.1             72.5          $202.7            217.4
                                                       ======           ======          ======           ======

Losses and loss expenses incurred:
  Assumed from other insurers and reinsurers           $  1.3              0.8          $  3.9              2.4
  Assumed under State Auto Pool and
     other affiliate arrangements                       173.0            155.4           441.5            461.7
  Ceded to other insurers and reinsurers                (13.8)            (1.0)          (17.7)            (5.5)
  Ceded under State Auto Pool
     and other affiliate arrangements                  (140.8)          (103.3)         (322.8)          (301.3)
                                                       ------           ------          ------           ------
Net assumed losses and loss expenses incurred          $ 19.7             51.9          $104.9            157.3
                                                       ======           ======          ======           ======

7. PENSION AND POSTRETIREMENT BENEFIT PLANS

      The following table provides components of net periodic cost (benefit) for the Company's pension and postretirement benefit plans:

                                             Pension             Postretirement              Pension             Postretirement
                                             -------             --------------              -------             --------------
(in millions)                                Three months ended September 30                 Nine months ended September 30
                                         2004        2003       2004         2003        2004        2003       2004        2003
                                         ----        ----       ----        -----       -----       -----       -----       -----
Service cost                            $ 2.0         1.8       $ 0.9         0.8       $ 6.0         5.2       $ 2.7         2.4
Interest cost                             2.6         2.4         1.3         1.1         7.8         7.4         3.9         3.5
Expected return on plan assets           (4.2)       (4.1)       (0.1)       (0.1)      (12.6)      (12.5)       (0.3)       (0.2)
Amortization of prior service cost        0.1           -         0.1         0.1         0.3         0.2         0.3         0.3
Amortization of transition asset         (0.2)       (0.1)          -           -        (0.6)       (0.5)          -           -

Amortization of net loss                  0.1           -           -           -         0.3           -           -           -
                                        -----        ----       -----       -----       -----       -----       -----       -----
Net periodic cost (benefit)             $ 0.4           -       $ 2.2         1.9       $ 1.2        (0.2)      $ 6.6         6.0
                                        =====        ====       =====       =====       =====       =====       =====       =====

      During September 2004, the Company contributed $5.0 million to its pension plan.

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

8. SEGMENT INFORMATION

      At September 30, 2004, the Company has three reportable segments: State Auto standard insurance, State Auto nonstandard insurance and investment management services. From third quarter 2001 through December 31, 2003, the Company maintained separate segments for the former Meridian Mutual Insurance Company business (standard and nonstandard business). Monitoring of those segments separately was necessary in order to facilitate the integration of the business as it migrated through new policies and renewals to the State Auto systems platform in which State Auto policies, pricing, underwriting, and claims philosophies were fully reflected. Due to the integration efforts that occurred within the former Meridian standard segment, beginning with the first quarter of 2004, the Meridian standard business was included in the State Auto standard segment. Likewise, due to the integration efforts that occurred within the Meridian nonstandard segment, beginning with the first quarter of 2003, the Meridian nonstandard business was included in the State Auto nonstandard segment. The segment disclosures for 2003 have been restated to reflect this change. Interim financial data by segment is as follows:

                                              Three months ended            Nine months ended
(in millions)                                     September 30                  September 30
                                                  ------------                  ------------
                                              2004           2003           2004           2003
                                              ----           ----           ----           ----
Revenues from external customers:
   State Auto standard insurance            $  252.6          240.5       $  748.0          702.5
   State Auto nonstandard insurance             18.6           21.5           59.1           65.0
   Investment management services                0.8            0.7            2.2            1.9
   All other                                     0.8            0.9            2.6            2.6
                                            --------       --------       --------       --------
Total revenues from external customers      $  272.8          263.6       $  811.9          772.0
                                            ========       ========       ========       ========

Intersegment revenues:
   State Auto standard insurance            $      -              -       $    0.1            0.1
   Investment management services                1.6            1.5            4.9            4.3
   All other                                     0.4            0.5            1.3            1.4
                                            --------       --------       --------       --------
Total intersegment revenues                 $    2.0            2.0       $    6.3            5.8
                                            ========       ========       ========       ========

Segment profit:
   State Auto standard insurance            $   (0.3)          16.7       $   83.4           40.2
   State Auto nonstandard insurance              2.3            1.4            6.1            4.3
   Investment management services                2.2            1.9            6.4            5.5
   All other                                       -            0.7            0.7            1.8
                                            --------       --------       --------       --------
Total segment profit                        $    4.2           20.7       $   96.6           51.8
Reconciling items:
   Corporate expenses                       $   (1.8)          (1.4)      $   (5.7)          (3.1)
   Net realized gains                            0.2            1.5            6.9            9.6
                                            --------       --------       --------       --------
Total consolidated income before
    federal income taxes                    $    2.6           20.8       $   97.8           58.3
                                            ========       ========       ========       ========

Segment assets:

   Standard insurance                                                     $1,928.0        1,576.4
   Nonstandard insurance                                                     141.0          129.2
   Investment management services                                              5.3            5.9
   All other                                                                  16.1           15.7
                                                                          --------       --------
Total segment assets                                                      $2,090.4        1,727.2
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

                                               Pooled Companies
                                               ----------------
                        STFC Pooled Companies                     Mutual Pooled Companies
             -------------------------------------------   ------------------------------------
              State                          SA     Sub                SA         SA       Sub
  Period     Auto P&C   Milbank   Farmers   Ohio   Total   Mutual   Wisconsin   Florida   Total
  ------     --------   -------   -------   ----   -----   ------   ---------   -------   -----
1/1/2003 -
9/30/2004       59%       17         3        1     80      18.3        1         0.7      20%

      The Pooled Companies, SA National, Mid-Plains and State Auto Mutual's insurance subsidiaries Meridian Security Insurance Company, Meridian Citizens Security Insurance Company, and Meridian Citizens Mutual Insurance Company, a contractual affiliate of State Auto Mutual's wholly owned subsidiary, Meridian Insurance Group, Inc., are collectively referred to herein as the "State Auto Group." Effective July 1, 2004 the State Auto Group amended the Pooling Arrangement to exclude certain new middle market business written by State Auto Mutual. This amendment did not change the STFC Pooled Companies' Pool percentages.

Results of Operations

The following table summarizes for the three and nine month periods ended September 30, 2004 and 2003 certain key performance indicators used to manage the operations of the Company:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

                                      Three Months Ended         Nine Months Ended
                                      ------------------         -----------------
(dollars in millions)                     September 30             September 30
                                          ------------             ------------
  GAAP Basis:                          2004         2003         2004         2003
  -----------                          ----         ----         ----         ----
Total revenue                         $273.2        265.1       $819.4        781.6
Net income                            $  5.0         15.6       $ 72.0         45.0
Stockholders' equity                  $615.9        515.9       $615.9        515.9
Loss and LAE ratio *                    74.7%        69.5%        64.0%        69.9%
Expense ratio *                         30.4%        28.1%        29.9%        29.0%
Combined ratio                         105.1%        97.6%        93.9%        98.9%
Catastrophe loss and LAE points*        22.7          6.9          9.7          8.9
Earned premium growth                    3.0%         7.0%         4.8%         8.4%
Investment yield                         4.5%         4.6%         4.5%         4.7%

                                       Twelve Months Ended
                                          September 30
                                          ------------
Statutory Basis:                       2004           2003
----------------                       ----           ----
Net premiums written to surplus**       1.7            2.2

* Defined below.

** The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company's statutory surplus available to absorb losses.

---------------------------
      During the three and nine month periods ended September 30, 2004, the Company generated net income of $5.0 million and $72.0 million compared to $15.6 million and $45.0 million for the same 2003 periods, respectively. Net income before federal income taxes for the Company decreased $18.2 million to $2.6 million and increased $39.5 million to $97.8 million for the three and nine month periods ended September 30, 2004, respectively, from the same periods in 2003. For the three month period ended September 30, 2004, income before taxes was negatively impacted by $57.6 million of catastrophe losses, the largest amount of catastrophe losses in one quarter in the Company's history. For the nine month period ended September 30, 2004, income before taxes increased as the direct result of the Company's efforts in continuing to obtain adequate cost based rates across most lines of business, partly offset by worse catastrophe loss experience. As discussed in more detail below, the Company's challenge is to grow premiums without compromising profitability as industry-wide price competition appears to be increasing. During the three and nine months ended September 30, 2004, catastrophe losses totaled $57.6 million and $72.9 million compared to $16.9 million and $64.3 million in the same 2003 periods, respectively. The Company's investment yield declined slightly, consistent with the decrease in long term interest rates. The Company invests for yield while maintaining a conservative approach for principal preservation.

      Consolidated earned premiums increased $7.5 million to $253.6 million (3.0%) and $34.6 million to $754.7 million (4.8%) for the three month and nine month periods ended September 30, 2004, respectively from the same periods in 2003. The Company's standard segment contributed a 4.2% and 5.0% increase to consolidated earned premiums for the three and nine month periods ended September 30, 2004 from the 2003 periods, while the non-standard segment generated a 1.3% and 1.0% decrease from the same 2003 periods. The 2003 consolidated earned premiums were affected by the Stop Loss (as defined below). The STFC Pooled Companies ceded $0.2 million and $5.7 million in earned premiums to State Auto Mutual under a stop loss reinsurance arrangement (the "Stop Loss") during the three and nine month periods ended September 30, 2003, which reduced the Company's earned premiums for these periods 0.1% and 0.8%, respectively. The Stop Loss reinsurance agreement expired December 31, 2003 and was not renewed.

      Earned premiums within the standard segment increased $10.6 million to $236.1 million (4.7%) and $41.6 million to $699.0 (6.3%) for the three month and nine month periods ended September 30, 2004, respectively, from the same periods in 2003. The Company has implemented smaller rate increases in 2004 compared to 2003 and 2002 due to increasing price competition and improved underwriting results, which has slowed earned premium growth. Additionally, this segment has also experienced a recent slowdown in new and renewal business indicating an increased competitive pricing environment.

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

      Earned premiums within the nonstandard segment decreased $3.1 million to $17.5 million (-15.0%) and $7.0 million to $55.7 million (-11.2%) for the three month and nine month periods ended September 30, 2004, respectively from the same periods in 2003. The nonstandard automobile industry is highly price sensitive, which can have an adverse impact on renewal business as well as new premium growth. The Company continues to take cost based rate increases; however, some nonstandard insurers have taken rate decreases within the last year. This intense price competition, along with the Company's termination or suspension during 2003, of certain fast growing, but unprofitable agencies, has resulted in a decrease in new and renewal business, which in turn has negatively impacted the Company's earned premiums.

      While the Company continues to emphasize that it will not compromise underwriting profitability for top line growth, it believes that it can implement periodic rate increases in most states and remain an attractive market to its independent agency partners by stressing the strengths it brings to the market place, such as stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with State Auto. The Company's new internet-based upload system for personal lines business, NetXpress, is one example of new, user friendly, technology. Recent statistics indicate that approximately 66% of new personal lines business applications and 54% of change requests in those lines are delivered and processed electronically.

      Net investment income increased $2.0 million to $18.0 million and increased $5.7 million to $53.3 million for the three and nine month periods ended September 30, 2004, respectively, from the same periods in 2003. These increases were the result of an increase in invested assets generated by cash flow provided from operations and financing since September 30, 2003, partly offset by a decline in the investment yield. Between April 1, 2003 and December 31, 2003, the Company issued debt, net of repayments, of $85.5 million. Total cost of invested assets at September 30, 2004 and 2003 was $1,617.9 million and $1,424.2 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on average invested assets at cost decreased to 4.5% from 4.6% and to 4.5% from 4.7% for the three and nine month periods ended September 30, 2004, respectively, from the same 2003 periods. See further discussion regarding investments at the "Liquidity and Capital Resources", "Investments" and "Market Risk" sections, included herein.

      Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the "GAAP loss and LAE ratio" or "loss ratio points"), were 74.7% and 69.5% for the three month periods ended September 30, 2004 and 2003, respectively, and 64.0% and 69.9% for the nine month periods ended September 30, 2004 and 2003, respectively. During the three and nine months ended September 30, 2004, catastrophe losses totaled $57.6 million (22.7 loss ratio points) and $72.9 million (9.7 loss ratio points), respectively, compared to $16.9 million (6.9 loss ratio points) and $64.3 million (8.9 loss ratio points) in the same 2003 periods, respectively. During the three months ended September 30, 2004 hurricanes Charley, Frances, Jeanne and Ivan contributed $47.2 million in catastrophe losses, or 18.6 loss ratio points (6.3 loss ratio points for the nine months ended September 30, 2004). Catastrophe losses discussed herein have been designated as such by ISO's Property Claim Services ("PCS") unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

      Also impacting consolidated losses and loss adjustments expense during the three and nine month periods ended September 30, 2004 was the December 31, 2003 termination of the Stop Loss. The STFC Pooled Companies ceded $5.6 million in loss and loss adjustment expenses to State Auto Mutual under the Stop Loss during the nine month period ended September 30, 2003. This Stop Loss cession reduced the GAAP loss and LAE ratio for the nine months ended September 30, 2003
0.9 loss ratio point. See Stop Loss discussion above regarding earned premium cessions during 2003.

      For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company's insurance operating segments for the three and nine month periods ended September 30, 2004 and 2003, respectively:

                                       Three months ended              Nine months ended
                                           September 30                   September 30
                                           ------------                   ------------
                                                        Change                          Change
                                    2004       2003    inc (dec)    2004       2003    inc (dec)
                                    ----       ----    ---------    ----       ----    ---------
State Auto standard segment         74.9%      68.9       6.0       63.3%      69.3      (6.0)
State Auto nonstandard segment      71.4%      76.1      (4.7)      72.7%      76.8      (4.1)
Total GAAP Loss and LAE Ratio       74.7%      69.5       5.2       64.0%      69.9      (5.9)

               STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

   Management's Discussion and Analysis of Financial Condition and Results of
                              Operation, Continued

      The State Auto standard segment's GAAP loss and LAE ratio deteriorated 6.0 loss ratio points and improved 6.0 loss ratio points for the three and nine month periods ended September 30, 2004, respectively, from the same 2003 periods. Catastrophe losses represented 24.4 and 7.5 loss ratio points, and 10.4 and 9.6 loss ratio points of this segment's GAAP loss and LAE ratio for the three month and nine month periods ended September 30, 2004 and 2003, respectively. The Company monitors all lines of business paying particular attention to auto - personal, homeowners and workers' compensation due to the impact these lines have on the profitability of the Company. The auto - personal line continues to be the most significant line of business and therefore has the greatest influence on net income; its GAAP loss and LAE ratio improved 8.0 loss ratio points to 56.9 and 56.5 for both the three month and nine month periods ended September 30, 2004, respectively, from the same 2003 periods. Both improvements are the result of the Company's continual efforts to obtain adequate rates and monitor underwriting results. Homeowners is the Company's second largest line of business. Its GAAP loss and LAE ratio deteriorated 31.4 loss ratio points to 125.9 and improved 6.6 loss ratio points to 83.1 for the three month and nine month periods ended September 30, 2004, respectively from the same 2003 periods. This line of business was adversely affected by weather related catastrophe losses. Excluding catastrophe losses, this line of business's core results improved from the prior year. Workers' compensation continues to be the Company's most volatile line of business due to the potential loss severity. Its GAAP loss and LAE ratio improved 21.6 loss ratio points to 77.2 and 3.7 loss ratio points to 72.8 for the three month and nine month periods ended September 30, 2004, respectively, from the same 2003 periods. Workers' compensation results have been volatile both for the Company and the industry and can have a significant, adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. Workers' compensation represents approximately 3% of total earned premium.

      The State Auto nonstandard segment's GAAP loss and LAE ratio improved 4.7 and 4.1 loss ratio points for the three and nine month periods ended September 30, 2004, respectively, from the same 2003 periods. Catastrophe losses represented 0.7 and 0.3 loss ratio point, and 0.5 and 1.7 loss ratio points of this segment's GAAP loss and LAE ratio for the three and nine month periods ended September 30, 2004 and 2003, respectively. The nonstandard automobile segment typically is a more volatile line of business in terms of higher loss frequency than the standard segment. The Company continually monitors this segment's underwriting performance paying particular attention to rate adequacy and risk selection in states and agencies with unusually high written premium growth.

      Acquisition and operating expenses, as a percentage of earned premiums (the "GAAP expense ratio" or "expense ratio points"), were 30.4% and 28.1% for the three months ended September 30, 2004 and 2003, respectively, and 29.9% and 29.0% for the nine month periods ended September 30, 2004 and 2003, respectively. As noted above during the three months and nine months ended September 30, 2003 the Company ceded to State Auto Mutual $0.2 million and $5.7 million in earned premiums under the Stop Loss which increased the expense ratio for those periods less than 0.1 and 0.2 expense ratio points, respectively.

      Incentive based compensation to employees and agents are significant variable expenses tied directly to the State Auto Group's insurance operation's profitability and contributed to the increased GAAP expense ratio for the three and nine month periods ended September 30, 2004 over the same periods in 2003. The incentive profit based compensation plans include a Quality Performance Bonus ("QPB") Plan that covers substantially all employees and a Quality Performance Agreement ("QPA") available to all the Company's independent agents. QPB is earned quarterly and is based on the quarterly underwriting profit of the State Auto Group. Despite the improvement in the core loss experience in 2004 over the same 2003 periods, as described above, the impact of the current quarter's catastrophe losses resulted in the Company's employees not earning a QPB in the third quarter. For the three and nine months ending September 30, 2004, QPB accounted for zero and 0.9 expense ratio points of the GAAP expense ratio, respectively, as compared to 0.1 and 0.3 expense ratio points for the same 2003 time periods.

      In addition to the Independent Agency Agreement that authorizes an independent agent to represent the Company and bind business on the Company's behalf, the Company makes available, the QPA, which is paid annually in the year after it is earned. This separate contract obligates the Company to share a portion of the underwriting profit generated by the independent agency's book of business. While there is a provision in the contract that causes the percentage of the profit sharing to vary based on overall written premium, there is no bonus earned in the absence of underwriting profit. As discussed above, the Company experienced significant losses as a result of third quarter hurricane activity in the southeastern United States. Despite these catastrophic losses, the remaining geographic operating regions of the Company continued to generate profitable results into the third quarter, exceeding 2003 profit levels. Based on this continued improvement, the Company increased its expected QPA accrual through September 30, 2004. For the three

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operation, Continued

and nine months ending September 30, 2004, QPA accounted for 2.4 and 1.8 expense ratio points, respectively, as compared to 0.8 and 1.2 expense ratio points for the same 2003 time periods.

      Interest expense increased $1.0 million to $1.8 million and $3.0 million to $5.3 million for the three and nine month periods ended September 30, 2004, respectively, from the same periods in 2003. The increase was the result of the additional $85.5 million of debt, net of repayments, obtained in the last nine months of 2003. Interest expense for the three and nine month periods ended September 30, 2004 was reduced by $0.4 million and $0.9 million due to the Company's interest rate swap contracts, as more fully described in "Liquidity and Capital Resources." See "Liquidity and Capital Resources" for further discussion of the fair value hedge derivative settlements.

      The consolidated effective federal income tax expense/(benefit) rate for the three and nine month periods ended September 30, 2004 was (93.6)% and 26.3% as compared to a consolidated effective tax expense rate of 25.1% and 22.9% for the same 2003 periods, respectively. The consolidated effective tax rate differs from the statutory tax rate of 35% principally due to tax-exempt investment income. Consequently, due to the amount of tax-exempt interest earned, the net investment income effective tax rate approximates 20%, while the remaining rate, primarily on underwriting income (loss) approximates 35%. The third quarter 2004 federal income tax benefit of $2.4 million was due to the pre-tax loss from underwriting operations, which does not include net investment income. This underwriting loss was offset by net investment income but, due to the lower effective tax rate on net investment income as discussed above, a net tax loss remained for the three months ending September 30, 2004.

Liquidity and Capital Resources

      Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its payment needs for both long and short-term cash obligations as they come due. The Company's significant sources of cash are premiums, investment income, sales of investments and the maturity of fixed maturity securities. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

      At September 30, 2004 and December 31, 2003, the Company had $49.4 million and $40.0 million, respectively, of cash and cash equivalents. At September 30, 2004 and December 31, 2003, the Company had $1,646.2 million and $1,570.3 million, respectively, of total investments at fair market value. The majority of the Company's fixed maturities and substantially all the equity securities are traded on public markets.

      For the nine months ended September 30, 2004, net cash provided by operating activities was $84.4 million versus $103.1 million for the same 2003 period. The current year decrease is primarily due to increased payments of $25.6 million made over the same 2003 period on federal income taxes and interest on outstanding debt. Additionally, the Company made a $5.0 million cash contribution to the Company's pension plan in the current quarter, whereas the 2003 cash contribution of $4.6 million was made in the fourth quarter of 2003.

      For the nine months ended September 30, 2004, net cash used in investing activities was $81.3 million versus $186.3 million for the same 2003 period. The decreased net investing activities during 2004 was the result of the Company having a smaller amount of cash and cash equivalents available to invest at the beginning of 2004 versus 2003 ($40.0 million in 2004 compared to $96.1 million in 2003), along with the current year decline in cash provided by operating activities, as described above.

      For the nine months ended September 30, 2004, net cash provided by financing activities was $6.3 million versus $15.3 million for the same 2003 period. The decreased net financing activity during 2004 was due to the absence of $14.9 million in net proceeds the Company received in 2003 from the issuance of debt. Positively impacting cash flows from financing activities during 2004 was the Company's termination of two separate fair value hedge transactions, described below, for a cash settlement of $3.8 million on future net swap payments. Additionally, net proceeds from the issuance of Company common stock on option exercises increased over the same 2003 time period by $1.7 million.

      During March 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. The interest rate swap contract was designated as a fair value hedge to protect against changes in fair value of the Company's ten year $100.0 million Senior Notes issued in November 2003. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. The Company classifies

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          Management's Discussion and Analysis of Financial Condition
                      and Results of Operation, Continued

in the statement of cash flows amounts received from derivative contracts that are accounted for as hedges of identifiable transactions in the same category as the cash flows from the items being hedged.

      On May 6, 2004 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semi-annual payments at a fixed rate of 6.25% and making semi-annual payments at a variable rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period. The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. During August 2004, State Auto Financial terminated the interest rate swap contract entered into on May 6, 2004 and received proceeds of $1.8 million. Of the $1.8 million received, $1.5 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.3 million related to net swap payments from inception to termination and was recorded as an offset to interest expense.

      In 1999 State Auto Financial entered into a line of credit agreement with State Auto Mutual for $45.5 million in conjunction with its stock repurchase program in effect at that time. Principal payment is due on demand but no later than December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial's current financial position. Interest rate for the year 2004 is 2.25% and was 2.50% in 2003.

      On May 23, 2003 State Auto Financial's Delaware business trust subsidiary (the "Capital Trust") issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust's issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust's common securities (liquidation amount of $464,000) (the Capital Trust's capital and common securities are hereafter referred to as the "Trust Securities"), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due May 23, 2033 (the "Subordinated Debentures"). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Trust Securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (5.99% as of September 30, 2004). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The Trust Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities. The Subordinated Debentures are unsecured and subordinated to all of the Company's existing and future senior indebtedness.

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

      During the three and nine month periods ended September 30, 2004, a total of 2,000 and 25,000 shares were acquired as a result of stock swap option exercises at a total cost of $0.1 million and $0.7 million, respectively. During the three and nine month periods ended September 30, 2003, a total of 8,000 and 24,000 shares were acquired as a result of stock swap option exercises at a total cost of $0.2 million and $0.5 million, respectively. During the nine months ended September 30, 2003, 45,000 shares were repurchased for a total of $0.7 million as part of the stock repurchase program which ended December 31, 2003.

      The Company has reinsurance arrangements to limit its loss exposure and contribute to its liquidity and capital resources. See the 2003 Form 10-K for further discussion of these arrangements.

      At September 30, 2004, all of the Company's insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. The Company believes that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements. The Company's statutory net written premium to surplus ratio was 1.7 to 1.0 and 2.2 to 1.0 for the twelve month periods ended September 30, 2004 and 2003, respectively.

      On August 7, 2004, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.045 per share payable on September 30, 2004, to shareholders of record at the close of business on September 15, 2004. This dividend represented a 12.5% increase from the previous annual rate and was the 13th straight annual dividend increase declared by State Auto Financial. This was also the 53rd consecutive quarterly cash dividend declared by the Company's board since State Auto Financial had its initial public offering of common stock on June 28, 1991.

      State Auto Mutual, whose ownership in State Auto Financial is approximately 66%, has waived its right to receipt of the dividends declared by State Auto Financial since 1994 in an effort to enhance the statutory surplus of the insurance subsidiaries of State Auto Financial for use in underwriting operations which in turn is expected to increase the statutory

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

           Management's Discussion and Analysis of Financial Condition
                       and Results of Operation, Continued

surplus of State Auto Mutual. The Standing Independent Committee of the Board of Directors of State Auto Mutual ("Standing Independent Committee") met in August 2004 and voted to waive State Auto Mutual's dividends that might be declared by the Board of Directors of State Auto Financial, for the period from August 1, 2004 to July 31, 2005, in order to take better advantage of the investment opportunity State Auto Financial represents for State Auto Mutual. The Standing Independent Committee will continue to monitor relevant conditions, including but not limited to financial conditions. If in the good faith exercise of the Standing Independent Committee's business judgment such conditions change in a materially adverse way from those in place currently, it retains the right to revoke its recommendation to waive such dividends as to a particular dividend otherwise payable by State Auto Financial on its common shares, provided that any such revocation shall be effected prior to the declaration of a quarterly dividend by State Auto Financial.

Other Disclosures

Investments

      At September 30, 2004, the Company had no fixed maturity investments rated below investment grade. The following table provides information regarding the quality rating distribution of the Company's fixed maturity portfolio based on the fair market value:

                                         September 30       December 31      Average
                                             2004              2003          Rating*
                                             ----              ----          -------
Corporate and Municipal Bonds                61.7%             58.2            Aa+
U.S. Government                               2.2%              2.2            Aaa
U.S. Government Agencies                     36.1%             39.6            Aaa
                                            -----             -----
Total                                       100.0%            100.0
                                            =====             =====

      * As rated by Moody's Investors Service

      During the three and nine month periods ended September 30, 2004, the Company made $17.9 and $46.8 million in purchases of equity securities to enhance growth of statutory surplus over the long term. The Company's investment strategy does not rely on the use of derivative financial instruments.

      At September 30, 2004, all investments in fixed maturity and equity securities were held as available for sale and therefore were carried at fair value. Other invested assets are comprised of limited liability partnership investments, common securities of the Capital Trust (State Auto Financial's Delaware business trust subsidiary) and trust preferred security investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders' equity as "accumulated other comprehensive income" and as such are not included in the determination of net income.

      The following table provides the composition of the Company's investment portfolio at fair market value at September 30, 2004 and December 31, 2003:

                                                  September 30, 2004           December 31, 2003
     (dollars in millions)                        ------------------           -----------------
Fixed maturities, at fair value                   $1,458.3      88.6%          1,421.4      90.5%
Equity securities, at fair value                     178.2      10.8%            139.3       8.9%
Other invested assets, at fair value                   9.7       0.6%              9.6       0.6%
                                                  --------     ------          -------     -----
Total investments                                 $1,646.2     100.0%          1,570.3     100.0%
                                                  ========     =====           =======     =====

      The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant judgment. Among the factors that the Company considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer, and the Company's intent and ability to hold the security to forecasted recovery or maturity. When a security in the Company's investment portfolio has a decline in fair value which is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

      The Company reviewed its investments at September 30, 2004, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

           Management's Discussion and Analysis of Financial Condition
                       and Results of Operation, Continued

the amounts reported herein. At September 30, 2004, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at September 30, 2004. The following table provides the Company's investment portfolio gross unrealized gains and losses at September 30, 2004:

                                                           Gross         Number        Gross         Number
                                            Cost or      unrealized        of        unrealized        of
                                           amortized       holding        gain         holding        loss        Fair
                                              cost          gains       positions      losses       positions     Value
                                              ----          -----       ---------      ------       ---------     -----
                                                                         (dollars in millions)
Investment Category
          Fixed Maturities
U.S. Treasury securities                   $  335.1         $ 6.5           92           $0.9           30       $  340.7
States & political subdivisions               821.3          45.0          370            1.6           59          864.7
Corporate securities                           33.2           2.7           23              -            -           35.9
Mortgage-backed securities of U.S.
Gov. Agencies                                 211.9           6.3           44            1.2           18          217.0
                                           --------         -----          ---           ----          ---       --------
   Total fixed maturities                   1,401.5          60.5          529            3.7          107        1,458.3
         Equity Securities

Consumer                                       22.9           3.6           11            0.6            2           25.9
Technologies                                   16.3           1.4            8            0.2            1           17.5
Pharmaceuticals                                17.2           1.2            4            0.6            5           17.8
Financial services                             39.3           4.7           16            1.3            5           42.7
Manufacturing & other                          64.2          10.6           32            0.5            6           74.3
                                           --------         -----          ---           ----          ---       --------
   Total equity securities                    159.9          21.5           71            3.2           19          178.2
   Other invested assets                        9.6           0.1            1              -            -            9.7
                                           --------         -----          ---           ----          ---       --------
Total investments                          $1,571.0         $82.1          601           $6.9          126       $1,646.2
                                           ========         =====          ===           ====          ===       ========

      The amortized cost and fair value of fixed maturities at September 30, 2004, by contractual maturity, is as follows:

                                                    Amortized              Fair
       (in millions)                                   Cost                Value
                                                       ----                -----
Due in 1 year or less                                $    2.0            $    2.1
Due after 1 year through 5 years                         44.1                45.8
Due after 5 years through 10 years                      219.5               229.7
Due after 10 years                                      924.0               963.7
                                                     --------            --------
   Subtotal                                           1,189.6             1,241.3
Mortgage-backed securities                              211.9               217.0
                                                     --------            --------
   Total                                             $1,401.5            $1,458.3
                                                     ========            ========

      Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

      Included in realized losses of equity securities below, was no recognized loss related to other than temporary impairment for the three and nine month periods ended September 30, 2004. Included in realized losses of equity securities below was $35,000 and $289,000 recognized related to other than temporary impairment on one and four equity positions for the three and nine month periods ended September 30, 2003, respectively. There were no other than temporary impairments of fixed maturity securities for the three and nine month periods ended September 30, 2004 and 2003.

      The securities sold during the three and nine month periods ended September 30, 2004, were sold to either recognize the gain available, to dispose of the security because of the Company's opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the nine months ended September 30, 2004 are summarized as follows:

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

           Management's Discussion and Analysis of Financial Condition
                       and Results of Operation, Continued

                                                      Three months ended                Nine months ended
(in millions)                                         September 30, 2004                September 30, 2004
                                                      ------------------                ------------------
                                                   Realized       Fair Value        Realized          Fair Value
                                                 Gains/Losses       at Sale       Gains/Losses          at Sale
                                                 ------------       -------       ------------          -------
Realized gains:
   Fixed maturities                                  $1.0            $38.5            $6.8              $200.8
   Equity securities                                  0.8              2.9             2.5                 7.5
                                                     ----            -----            ----              ------
Total realized gains                                  1.8             41.4             9.3               208.3

Realized losses:
   Fixed maturities                                   0.9             26.0             1.7                53.7
   Equity securities                                  0.7              2.1             0.7                 2.3
                                                     ----            -----            ----              ------
Total realized losses                                 1.6             28.1             2.4                56.0
                                                     ----            -----            ----              ------
Grand total                                          $0.2            $13.3            $6.9              $152.3
                                                     ====            =====            ====              ======

Losses and Loss Expenses Payable

      The following table presents losses and loss expenses payable by major line of business:

                                                                       September 30       December 31    Percent
                                                                           2004              2003        Change
     (dollars in millions)                                                 ----              ----        ------
Automobile - personal (standard)                                          $182.2             185.5        (1.8)%
Automobile - personal (nonstandard)                                         38.1              37.8         0.8
Automobile - commercial                                                     76.3              80.7        (5.4)
Homeowners                                                                  65.1              39.5        64.8
Commercial multi-peril                                                      94.3              89.2         5.7
Workers' compensation                                                       81.4              81.7        (0.4)
Fire and allied lines                                                       26.5              14.3        85.3
Other/products liability                                                   111.7              95.7        16.7
Miscellaneous personal/commercial lines                                      5.1               4.4        15.9
                                                                          ------             -----        ----
Total losses and loss expenses payable, net of
  reinsurance recoverable on losses and loss expenses
  payable of $29.0 and $14.2, respectively                                $680.7             628.8         8.3%
                                                                          ======             =====        ====

      Total net losses and loss expenses payable increased 8.3% from December 31, 2003 to September 30, 2004. Homeowners, commercial multi-peril and fire and allied loss and loss expenses payable increased as these lines were significantly impacted in the current quarter by the hurricane catastrophe losses described above. Other/products liability increased due to higher loss severity, including several significant umbrella claims. Overall, the Company does not believe there was a significant change in the total book of business at September 30, 2004 compared to December 31, 2003.

      The Company conducts periodic reviews of loss development reports and makes judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by the Company in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

      The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company's results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. To provide a measure of sensitivity of pre-tax income to changes in reserve

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

           Management's Discussion and Analysis of Financial Condition
                       and Results of Operation, Continued

estimates, for every 1% change in the ultimate development of the September 30, 2004 total losses and loss expenses payable, the effect on pre-tax income would be $6.8 million.

New Accounting Standard

      On October 13, 2004, the Financial Accounting Standards Board concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The effect of using the fair value method for all stock option grants has not been determined by the Company.

Market Risk

      With respect to Market Risk, see the discussion regarding this subject in Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the 2003 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2003 Form 10-K.

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

Statements contained in this Form 10-Q or any other reports or documents prepared by the Company or made by the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as "plans," "believes," "expects," "anticipates," "intends," "estimates," or similar expressions. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

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

      - Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in the Company and in its ability to market its products. If the Company's financial strength ratings were downgraded, that could, among other things, negatively affect the Company's ability to sell certain insurance products, the Company's relationships with agents, new sales, and the Company's ability to compete.

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

      - The Company is subject to numerous other factors which affects its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, shortages of technical and professional employees, unexpected challenges to the control of the Company by State Auto Mutual and new, unanticipated regulatory developments, including but not limited to matters initiated by government officials who are not insurance department personnel.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - There are no material developments to the legal proceedings discussed in Part II, Item 1, of the Form 10Q for the quarterly period ended June 30, 2004.

Item 2. Changes in Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                                                   Total Number of       Maximum Number (or
                                                                                   Shares Purchased      Approximate Dollar
                                                                                      as Part of          Value) of Shares
                                       Total Number                                   Publicly             that May Yet Be
                                        of Shares                                     Announced            Purchased under
                                     Purchased * (in          Average Price           Plans or             the Plans or
Period                                whole numbers)         Paid Per Share           Programs                Programs
------                                --------------         --------------           --------                --------
07/01/04 thru 07/31/04                        -                       -                    -                     -
08/01/04 thru 08/31/04                    1,552                   30.41                    -                     -
09/01/04 thru 09/30/04                        -                       -                    -                     -
                                          -----
Total                                     1,552                  $30.41                    -                     -
                                          =====

* All shares repurchased were acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

                STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
   (a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit
  No.                               Description of Exhibits
  ---                               -----------------------
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

                                         STATE AUTO FINANCIAL CORPORATION

Date: November 3, 2004                   /s/ Steven J. Johnston
                                         --------------------------------
                                         Steven J. Johnston
                                         Treasurer and Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

Exhibit
  No.                            Description of Exhibits
  --                             -----------------------
31.1          CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.2          CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.1          CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.2          CFO certification required by Section 906 of Sarbanes Oxley Act of 2002