Form 10-K
period 2004-12-31
STATE AUTO FINANCIAL CORP
filed 2005-03-11
CIK 874977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission File Number 0-19289

STATE AUTO FINANCIAL CORPORATION

(exact name of Registrant as specified in its charter)

Ohio	31-1324304

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 East Broad Street, Columbus, Ohio	43215-3976

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (614) 464-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

(Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑      No ☐

          As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $348,077,023.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 11, 2005 (the “2005 Proxy Statement”), which will be filed within 120 days of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          All statements, other than statements of historical facts, included in this Annual Report on Form 10-K (this “Form 10-K”) of State Auto Financial Corporation (“State Auto Financial” or “STFC”) or incorporated herein by reference, including, without limitation, statements regarding State Auto Financial’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial’s actual results to differ materially from those projected, see “Forward-Looking Statements; Certain Factors Affecting Future Results” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

(a) General Development of Business

          State Auto Financial is an insurance holding company formed in 1990 and headquartered in Columbus, Ohio. STFC engages primarily in the property and casualty insurance business through its 100% owned subsidiaries, State Auto Property and Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), and State Auto National Insurance Company (“SA National”). Farmers formerly owned 100% of the outstanding common shares of Mid-Plains Insurance Company (“Mid-Plains”), a property-casualty insurer. Mid-Plains was dissolved in December 2004 and its insurance liabilities were assumed by SA National pursuant to an assumption reinsurance agreement.

          Approximately 65% of State Auto Financial’s outstanding common shares are owned by State Automobile Mutual Insurance Company (“Mutual”), an Ohio mutual property and casualty insurance company organized in 1921. Mutual owns 100% of State Auto Florida Insurance Company (“SA Florida”) and State Auto Insurance Company of Wisconsin (“SA Wisconsin”), property-casualty insurers. Mutual also owns 100% of Meridian Insurance Group, Inc. (“MIGI”), an insurance holding company. MIGI owns 100% of Meridian Security Insurance Company (“Meridian Security”), a property-casualty insurer. In 2001, Mutual merged with Meridian Mutual Insurance Company (“Meridian Mutual”), with Mutual continuing as the surviving corporation, and in a substantially concurrent transaction Mutual acquired the outstanding shares of MIGI. MIGI is also a party to an affiliation agreement with Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), a property-casualty insurer. Meridian Security and Meridian Citizens Mutual are hereafter referred to collectively as the “MIGI Insurers,” and together with MIGI, the “MIGI Companies.”

          STFC owns 100% of Stateco Financial Services, Inc. (“Stateco”), which provides investment management services to affiliated insurance companies. STFC also owns 100% of Strategic Insurance Software, Inc. (“S.I.S.”), a developer and seller of insurance-related software. 518 Property Management and Leasing, LLC (“518 PML”), whose members are State Auto P&C and Stateco, owns and leases real and personal property to affiliated companies. The results of the operations of S.I.S. and 518 PML are not material to the total operations of STFC.

          State Auto Financial, State Auto P&C, Milbank, Farmers, SA Ohio, SA National, Mid-Plains, Stateco, S.I.S., and 518 PML are hereafter referred to collectively as the “Company.”

          State Auto P&C has participated in a quota share reinsurance pooling arrangement with Mutual since 1987 (the “Pooling Arrangement”). At year end, the participants in the Pooling Arrangement were State Auto P&C, Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio and SA Florida. As of January 1, 2005, Meridian Security and Meridian Citizens Mutual were added to the Pooling Arrangement. State Auto P&C, Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio, SA Florida, Meridian Security (as of January 1, 2005) and Meridian Citizens Mutual (as of January 1, 2005) are hereafter referred to collectively as the “Pooled Companies.” State Auto P&C, Milbank, Farmers and SA Ohio are hereafter referred to collectively as the “STFC Pooled Companies.” See “Pooling Arrangement” in the “Narrative Description of Business.” The Pooled Companies and SA National are hereafter referred to as the “State Auto Group.”

          The insurers in the State Auto Group write a broad line of property and casualty insurance, such as standard personal and commercial automobile, nonstandard personal automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance, through approximately 22,500 independent insurance agents associated with approximately 3,250 agencies in 26 states. The State Auto Group’s insurance products are marketed primarily in the central and eastern parts of the United States, excluding New York, New Jersey and the New England States.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          The Company considers one of its key strengths to be its core values, which are to (i) fairly price and ethically sell useful insurance products, (ii) treat every transaction with absolute honesty and integrity, (iii) extend dignity and respect to everyone, (iv) encourage innovation, and (v) fully utilize every person’s talents. These core values are reflected in, among other things, the long-term strategic business plan adopted by the Boards of Directors of Mutual and STFC. This strategic business plan provides that the long-term goal of the State Auto Group is to continue to be a premier, independent property and casualty insurer by consistently performing in the top quartile of its peer group of companies. The Company believes its underwriting and pricing discipline, as well as its commitment to delivering its products as effectively and efficiently as possible, have been key factors in the Company’s underwriting results over the last several years.

(b) Financial Information about Segments

          The Company currently operates in three segments: State Auto standard insurance, State Auto nonstandard insurance, and investment management services. Prior to 2003, it operated in the following four insurance segments: the State Auto standard insurance segment, consisting of the business operations of the STFC Pooled Companies; the State Auto nonstandard segment, consisting of the business operations of SA National and Mid-Plains; the Meridian standard segment, consisting of the standard insurance business of the former Meridian Mutual; and the Meridian nonstandard segment, consisting of the nonstandard business of the former Meridian Mutual. As of January 1, 2004 and January 1, 2003, the Meridian standard and nonstandard segments, respectively, were included in the State Auto standard and nonstandard segments because these Meridian segments no longer met the quantitative thresholds for separate presentation as reportable segments. Financial information about all these segments is set forth in Note 15 of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K. Additional information regarding the Company’s insurance and non-insurance segments is provided in “Narrative Description of Business.”

(c) Narrative Description of Business

Property and Casualty Insurance

Pooling Arrangement

          The Pooled Companies are parties to an intercompany Pooling Arrangement. The Pooling Arrangement was governed by the reinsurance pooling agreement known as the “2000 Pooling Agreement” prior to January 1, 2005, and by the reinsurance pooling agreement known as the “2005 Pooling Agreement” on and after that date. The Pooling Arrangement covers all the property and casualty insurance written by the parties, except voluntary assumed reinsurance written by Mutual, Mutual Middle Market Insurance (as defined in the 2005 Pooling Agreement) and intercompany catastrophe reinsurance written by State Auto P&C. Under the Pooling Arrangement each participant cedes premiums, losses and expenses on all of their business to Mutual, and Mutual in turn cedes to each participant a specified portion of premiums, losses and expenses based on each participant’s pooling percentage. Mutual then retains the balance of the pooled business. Mutual, SA Wisconsin, SA Florida, Meridian Security and Meridian Citizens Mutual are hereafter referred to collectively as the “Mutual Pooled Companies.”

          The following table sets forth a chronology of the participants and their participation percentage changes that have occurred in the Pooling Arrangement since January 1, 2000:

		State							Meridian
		Auto		SA				Meridian	Citizens
Year *	Mutual	P&C	Milbank	Wisconsin	Farmers	SA Ohio	SA Florida	Security	Mutual
2000 -9/30/2001	46.0	39.0	10.0	1.0	3.0	1.0	N/A	N/A	N/A
10/1/2001-2002	19.0	59.0	17.0	1.0	3.0	1.0	N/A	N/A	N/A
2003 – 2004	18.3	59.0	17.0	1.0	3.0	1.0	0.7	N/A	N/A
1/1/2005 -	19.5	59.0	17.0	0.0	3.0	1.0	0.0	0.0	0.5

*	Time period is for the year ended December 31, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          The following table sets forth a summary of the Pooling Arrangement participant percentages of STFC and Mutual, aggregating their respective 100% owned subsidiaries:

	STFC Pooled	Mutual Pooled
Year*	Companies	Companies
2000 – 9/30/2001	53	47
10/1/2001- current	80	20

*	Time period is for the year ended December 31, unless otherwise noted.

          Prior to 2001, the pooling percentages were reviewed by management at least annually, and more often if deemed appropriate by management or the Board of Directors of each company, to determine whether any adjustments should be made. As a result of the changes made to the pooling percentages in 2001, it is not management’s current intention to recommend an adjustment to the STFC Pooled Companies aggregate participation percentage in the foreseeable future. Under revised procedures, management of each of the Pooled Companies would make recommendations to a standing independent committee of the Board of both Mutual and STFC. These independent committees would review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Boards of both Mutual and STFC. See “Management Agreement” in the “Narrative Description of Business.” The Pooling Arrangement is terminable by any party on 90 days’ notice or by mutual agreement of the parties. None of the Pooled Companies currently intends to terminate the Pooling Arrangement.

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

          The 2005 Pooling Agreement and the 2000 Pooling Agreement both contain a provision excluding catastrophic losses and loss adjustment expenses incurred by the parties in the amount of $100.0 million in excess of $120.0 million, as well as the premium for such exposures. State Auto P&C reinsures each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement. No losses were paid by State Auto P&C under the Catastrophe Assumption Agreement in 2004, 2003 or 2002. See “Reinsurance” in the “Narrative Description of Business.”

          Prior to January 1, 2005, the direct business of the MIGI Insurers was not included in the Pooling Arrangement and to that extent was not included in the insurance operations of the Company for periods ending prior to January 1, 2005. If State Auto P&C had been required to pay catastrophe losses of the MIGI Insurers under the above referenced Catastrophe Assumption Agreement, those losses would have impacted the Company’s results.

          Also, excluded from both the 2000 Pooling Agreement and the 2005 Pooling Agreement is Mutual Middle Market Insurance. If State Auto P&C were required to pay catastrophe losses of the Mutual Middle Market Insurance under the above referenced Catastrophe Assumption Agreement, these losses would impact the Company’s results.

Nonstandard Auto Insurance

          The Company writes nonstandard auto insurance through SA National. See “Marketing” in “Narrative Description of Business.” This business is not part of the Pooling Arrangement. See also “Reportable Segments” in “Narrative Description of Business.”

Management Agreement

          State Auto P&C’s employees provide all organizational, operational and management functions for all insurance affiliates within the State Auto Group through management and cost sharing agreements. Through December 31, 2004, for the performance of its services under two of the management agreements, State Auto P&C was paid a quarterly management and operations services fee based on formulas outlined in the agreements. Under the “2000 Midwest Management Agreement” among State Auto P&C, Mutual and SA Wisconsin, SA Wisconsin pays 0.75% of direct written premium for management and operation services performed by employees of State Auto P&C. Under the “MIGI Management Agreement” among State Auto P&C, MIGI and the MIGI Insurers, each of the MIGI Companies paid State Auto P&C a management fee of 10% of all State Auto P&C’s employee-related costs in exchange for the services of those employees, in addition to reimbursing State Auto P&C for the actual costs of such services. Mutual provides facilities for all the insurance affiliates under management or cost sharing agreements, including the “2000 Management Agreement” to which State Auto P&C and Mutual are parties, among other affiliates. Subject to regulatory approval, the 2000 Management Agreement has been amended and restated as of January 1, 2005, known as the “2005 Management Agreement,” and the MIGI Companies and Farmers will become parties. The Company anticipates terminating

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

separate management agreements that had been in place among State Auto P&C and the MIGI Companies and Farmers, respectively, upon the 2005 Management Agreement taking effect.

          Each of the affiliated management and cost sharing agreements, except the MIGI Management Agreement, has a ten-year term and automatically renews for an additional ten-year period unless sooner terminated in accordance with its terms. If the 2005 Management Agreement is terminated for any reason, the Company would have to locate facilities to continue its operations, although the Company does not anticipate such termination.

Reportable Segments

          See Note 15, Reportable Segments of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K, and Item 7 of this Form 10-K.

Marketing

          The State Auto Group markets its products in 26 states through approximately 22,500 insurance agents associated with approximately 3,250 independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies.

          SA National markets nonstandard products in 21 states exclusively through the Company’s network of independent agents. Mid-Plains wrote nonstandard auto insurance in Iowa and Kansas through the agency network of Farmers in those states. In December 2004, Mid-Plains was dissolved and its insurance liabilities were assumed by SA National. See “Nonstandard Auto Insurance” in the “Narrative Description of Business.”

          Because independent insurance agents significantly influence which insurance company their customers select, management views the Company’s independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company’s present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; travel incentives related to profit and growth; and an agent stock purchase plan.

          The Company actively helps its agencies develop professional sales skills within their staff. The training programs include both products and sales training in concentrated programs conducted in the Company’s home office. Further, the training programs include disciplined follow-up and coaching for an extended time. Other targeted training sessions are held in the Company’s branch office locations from time to time.

          The Company has made continuing efforts to use technology to make it easier for its agents to do business with the Company. The Company offers internet-based rating, policy application submission and execution of endorsements for certain products. In addition, the Company provides its agents with the opportunity to maintain policyholder records electronically, avoiding the expense of preparing and storing paper records. Software developed by S.I.S. also enhances the ability of the Company and its agents to take advantage of electronic data submission. The Company believes that, since agents and their customers realize better service and efficiencies through automation, they value their relationship with the Company. Automation can make it easier for the agent to do business with the Company, which attracts prospective agents and enhances the existing agencies’ relationships with the Company.

          The Company shares the cost of approved advertising with selected agencies. The Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, the Company recognizes its very top agencies – measured by consistent profitability, achievement of written premium thresholds and growth — as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional trip and financial incentives, including additional profit sharing bonus and additional contributions to their Inner Circle Agent Stock Purchase Plan, a part of the Agent Stock Purchase Plan described below.

          To strengthen agency commitment to producing profitable business and further develop its agency relationships, the Company’s Agent Stock Purchase Plan offers its agents the opportunity to use commission income to purchase the Company’s stock. The Company’s transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a stockbroker. The Company also makes available to certain top performing agents the opportunity to vest grants of options in the Company’s common shares provided the participants meet performance targets described in the Agent Stock Option Plan.

          The Company receives premiums on products marketed in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 2004, the seven states that contributed the greatest percentage of the Company’s direct premiums written were as follows: Ohio (18.6%), Kentucky (11.5%), Tennessee (6.9%), Minnesota (6.4%), Pennsylvania (5.2%), Maryland (4.7%) and Indiana (4.2%).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Claims

          Insurance claims on policies written by the Company are usually investigated and settled by staff claims adjusters. The Company’s claims division emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports the Company’s marketing efforts by providing agents and policyholders with prompt and effective service.

          Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. The claims division is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Generally, property or casualty claims estimated to reach $150,000 or above are sent to the home office to be supervised by claims division specialists. Branches with small volumes of large claims report claims to the home office at a lower dollar threshold. In territories in which there is not sufficient volume to justify having full-time adjusters, the Company uses independent appraisers and adjusters to evaluate and settle claims under the supervision of claims division personnel.

          The Company attempts to minimize claims adjusting costs by settling as many claims as possible through its internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims, which improves claims service.

          Claim representatives use third party, proprietary bodily injury evaluation software to help them value bodily injury claims, except for the most severe injury cases. This software continues to be a valuable tool for the Company. The Claims Contact Centers allow the Company to improve claims efficiency and economy by concentrating the handling of smaller, less complex claims in a centralized environment. The Company provides 24 hour, seven days a week claim service, either through associates in the Claims Contact Centers, which are located in Des Moines, Iowa and Columbus, Ohio, or, for a few overnight hours, through a third party service provider.

Reserves

          Loss reserves are management’s best estimates at a given point in time of what the Company expects to pay to claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. The Company’s results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

          The Company maintains reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in-house claims processing costs from such losses.

          Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes. Additional information regarding the Company’s reserves is included in Item 7 of this Form 10-K in the Losses and Loss Expenses Payable section included therein.

          Mutual has guaranteed the adequacy of State Auto P&C’s loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C’s December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the Pooling Arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 2004, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for each of the three years in the period ended December 31, 2004:

	Year Ended December 31
($ millions)	2004	2003	2002
Beginning of Year:
Loss and loss expenses payable	$643.0	600.9	523.8
Less: Reinsurance recoverable on losses and loss expenses payable(1)	14.2	8.8	13.9

Net losses and loss expenses payable(2)	628.8	592.1	509.9
Provision for losses and loss expenses occurring:
Current year	641.4	653.0	641.1
Prior years(3)	(22.2)	(1.8)	12.4

Total	619.2	651.2	653.5
Loss and loss expense payments for claims occurring during:
Current year	361.5	370.7	349.7
Prior years	230.6	243.8	221.6

Total	592.1	614.5	571.3
End of Year:
Net losses and loss expenses payable	655.9	628.8	592.1
Add: Reinsurance recoverable on losses and loss expenses payable(4)	25.9	14.2	8.8

Losses and loss expenses payable(5)	$681.8	643.0	600.9

(1)	Includes amounts due from affiliates of $5.7 million, $4.3 million, and $8.9 million, respectively.

(2)	Includes net amounts assumed from affiliates of $303.9 million, $304.0 million and $280.0 million, respectively.

(3)	This line item shows increases (decreases) in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. The decrease of $22.2 million and $1.8 million in 2004 and 2003, respectively, and the increase of $12.4 million in 2002 for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty.

(4)	Includes amounts due from affiliates of $5.7 million for 2004 and 2003 and $4.3 million for 2002.

(5)	Includes net amounts assumed from affiliates of $296.9 million, $303.9 million, and $304.0 million, respectively.

          The following table sets forth the development of reserves for losses and loss expenses from 1994 through 2004 for the Company. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

          The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

          The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2004, the Company had paid 68.8% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1995.

          The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the 1995 calendar year reserve has developed a $33.0 million or 16.0% redundancy through December 31, 2004. That amount has been included in operations over the ten years and did not have a significant effect on income in any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

          In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1997, but incurred in 1994, will be included in the cumulative redundancy amount for years 1994, 1995 and 1996. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          In 1995, 1998, 1999, 2000 and 2001, the Pooling Arrangement was amended to increase the Company’s share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1995, 1998, 1999, 2000 and 2001 in conjunction with each year’s respective pooling change. The amount of the assets transferred from Mutual in 1995, 1998, 1999, 2000 and 2001 has been netted against and has reduced the cumulative amounts paid for years prior to 1995, 1998, 1999, 2000 and 2001, respectively.

[See table on following page.]

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	Years Ended December 31
($ millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Net liability for losses and loss expenses payable	$126.7	$206.3	$199.5	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9

Paid (cumulative) as of:
One year later	1.5%	38.2%	39.4%	32.7%	35.4%	41.8%	5.9%	43.4%	41.2%	36.7%	—
Two years later	29.1%	55.4%	54.1%	54.6%	61.6%	43.0%	52.7%	65.3%	60.8%
Three years later	44.5%	63.3%	65.0%	70.1%	62.1%	71.9%	79.9%	78.4%
Four years later	51.0%	67.7%	73.2%	69.2%	78.8%	86.9%	95.5%
Five years later	54.6%	71.9%	69.8%	77.1%	86.3%	96.1%
Six years later	58.8%	67.1%	74.6%	81.8%	92.5%
Seven years later	52.3%	69.3%	77.1%	85.8%
Eight years later	54.4%	67.2%	79.8%
Nine years later	57.2%	68.8%
Ten years later	59.1%

Net liability re-estimate as of:
One year later	87.4%	87.0%	91.3%	93.0%	96.6%	97.5%	125.7%	102.4%	99.7%	96.5%	—
Two years later	77.1%	86.4%	87.3%	92.0%	96.7%	119.1%	129.1%	105.1%	100.6%
Three years later	77.0%	83.2%	86.7%	91.9%	111.9%	120.3%	133.1%	106.9%
Four years later	72.9%	81.6%	87.0%	102.0%	111.5%	123.2%	136.1%
Five years later	70.9%	81.3%	92.6%	101.4%	115.6%	126.7%
Six years later	70.0%	83.6%	92.9%	106.1%	118.5%
Seven years later	72.6%	83.7%	96.1%	108.9%
Eight years later	72.8%	82.5%	98.0%
Nine years later	77.7%	84.0%
Ten years later	79.2%

Cumulative redundancy (deficiency)	$26.4	$33.0	$3.9	($17.2)	($37.8)	($59.2)	($85.3)	($35.2)	($3.8)	$22.2	—

Cumulative redundancy (deficiency)	20.8%	16.0%	2.0%	(8.9%)	(18.5%)	(26.7%)	(36.1%)	(6.9%)	(0.6%)	3.5%	—
Gross* liability – end of year	$277.8	$412.6	$410.7	$402.7	$414.3	$438.7	$457.2	$743.7	$862.4	$934.0	$1,006.4
Reinsurance recoverable	$151.0	$206.2	$211.2	$208.6	$209.2	$217.1	$220.5	$233.8	$270.3	$305.2	$350.5
Net liability – end of year	$126.8	$206.4	$199.5	$194.1	$205.1	$221.6	$236.7	$509.9	$592.1	$628.8	$655.9
Gross liability re-estimated – latest	96.6%	85.4%	96.0%	102.7%	111.2%	113.9%	119.9%	105.2%	99.6%	96.5%	—
Reinsurance recoverable re-estimated – latest	111.1%	86.8%	94.1%	97.0%	104.1%	100.7%	102.5%	101.6%	97.4%	96.7%	—
Net liability re-estimated – latest	79.2%	84.0%	98.0%	108.9%	118.5%	126.7%	136.1%	106.9%	100.6%	96.5%	—

*Gross liability includes: Direct & assumed losses and loss expenses payable.

As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable ceded to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in the Company’s consolidated financial statements at each balance sheet date:

Reinsurance recoverable	$151.0	$206.2	$211.2	$208.6	$209.2	$217.1	$220.5	$233.8	$270.3	$305.2	$350.5
Amount netted against assumed from Mutual	$142.6	$193.3	$196.9	$195.3	$197.7	$206.3	$212.6	$219.9	$261.5	$291.0	$324.6

Net reinsurance recoverable	$8.4	$12.9	$14.3	$13.3	$11.5	$10.8	$7.9	$13.9	$8.8	$14.2	$25.9

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

          Each member of the State Auto Group is party to working reinsurance treaties for property, casualty and workers compensation lines with several reinsurers arranged through a reinsurance intermediary. Under the property per risk excess of loss treaty, each member is responsible for the first $2.0 million of each covered loss, and the reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. The rates for this reinsurance are negotiated annually.

          The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 82.5% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of a $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

          The terms of the workers compensation excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2.0 million per loss occurrence. The rates for this reinsurance are negotiated annually.

          In addition to the workers compensation reinsurance program described above, as of July 1, 2004, each company in the State Auto Group became party to an agreement which provides an additional layer of excess of loss reinsurance for workers compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $20.0 million of covered loss. This coverage is subject to a “Maximum Any One Life” limit of $10.0 million. The rates for this reinsurance are negotiated annually.

          In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverage. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million above a maximum $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states.

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

          To provide funding if the State Auto Group were to incur catastrophe losses in excess of $120.0 million, State Auto Financial has a structured contingent financing arrangement in place with a financial institution and a syndicate of other lenders (the “Lenders”) to provide up to $100.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (“SPC”), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares, thereby preserving the statutory surplus of State Auto P&C. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the intercompany catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares in ten semi-annual installments. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from SPC or repay SPC for the loan(s) outstanding. This funding arrangement, if exercised, would have the impact of adding up to $100.0 million of additional debt to the Company while providing needed cash to pay claims, while at the same time preserving the investment portfolio of the Company in the short term.

          SA National has a reinsurance agreement with Mutual pursuant to which Mutual assumes up to $4.9 million of each liability loss occurrence in excess of SA National’s $50,000 of retention; and up to $0.5 million of each catastrophe loss occurrence in excess of SA National’s $50,000 of retention. Mutual further provides SA National with an 8.5% quota share within the $50,000 retention on liability coverages, and a 20% quota share on physical damage coverages. In connection with its dissolution in December 2004, Mid-Plains entered into an assumption reinsurance agreement with SA National for all Mid-Plains’ property and casualty insurance policy liabilities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          See the discussion regarding the federal Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) in the Regulation section and in Item 7 of this Form 10-K in the Other External Factors section included therein.

Regulation

          Most states, including all the domiciliary states of the State Auto Group, have enacted legislation that regulates insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine any members of the State Auto Group, at any time, require disclosure of material transactions involving insurer members of the holding company system, and require prior notice and an opportunity to disapprove of certain “extraordinary” transactions, including, but not limited to, extraordinary dividends to shareholders. Pursuant to these laws, all transactions within the holding company system affecting any members of the State Auto Group must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer. The insurance laws of all the domiciliary states of the State Auto Group provide that no person may acquire direct or indirect control of a domestic insurer without obtaining the prior written approval of the state insurance commissioner for such acquisition.

          In addition to being regulated by the insurance department of its state of domicile, each insurance company is subject to supervision and regulation in the states in which it transacts business. Such supervision and regulation relate to numerous aspects of an insurance company’s business operations and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies’ underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

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

          Dividends. STFC’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to STFC without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Under current law, a total of $94.7 million is available for payment to State Auto Financial as a dividend from State Auto P&C, Milbank, Farmers, SA Ohio and SA National during 2005 without prior approval from their respective domiciliary state insurance departments.

          Rate and Related Regulation. In general, the Company is not aware of the adoption of any adverse legislation or regulation by any state where the Company did business during 2004 which would present material obstacles to the Company’s overall business. However, several states where the Company does business have passed or are considering more strict regulation of the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states are considering restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help the Company price its products more fairly and enhance its ability to compete for business that it believes will be profitable. Such regulations would limit the ability of the Company, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.

          In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance as well as investment risks that attend insurers’ operations, the National Association of Insurance Commissioners (“NAIC”) annually tests insurers’ risk-based capital requirements. As of December 31, 2004, each insurer affiliated with the Company surpassed all standards tested by the formula applying risk-based capital requirements.

          The property and casualty insurance industry is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, expanding the terms of the contract, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

reduce a litigant’s rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer’s profitability. They also create pressure on rates charged for coverages adversely affected, and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer.

          The Terrorism Act requires the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. Under the Terrorism Act, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Act and that do not arise out of nuclear, biological or chemical agents. The requirement for insurers to make certain coverage available under the Terrorism Act originally extended through December 2004, but Congress has extended it through the end of 2005. The Terrorism Act will terminate on December 31, 2005, unless Congress acts to extend it again. The Company has advocated the extension of this statute. If the statute is allowed to sunset, the foregoing description would become inapplicable. The Company’s current property reinsurance treaties exclude certified acts of terrorism. If the Terrorism Act expires, those treaties will likely be revised to exclude acts of terrorism as defined within the treaties. Likewise, if the Terrorism Act expires, the Company will pursue changes to its direct commercial policies to exclude acts of terrorism as defined within its policies.

          An area of regulatory focus that arose late in 2004, and which likely will continue to receive additional focus in 2005, is “producer compensation arrangements.” The New York Attorney General has undertaken investigations and initiated lawsuits involving allegations of improper compensation arrangements between brokers and insurance companies. These actions have led several state insurance departments to undertake their own surveys or inquiries into the activities of their domestic insurers with respect to producer compensation arrangements in their respective states. Two state insurance departments have delivered inquiries to the Company, and the Company has responded to each of the inquiries. It is the Company’s understanding that these inquiries are part of an overall fact-finding process initiated by these state insurance departments, and that similar inquiries were made to a number of other domestic insurers in these states. The inquiries did not indicate or imply that the Company had done anything improper with respect to its compensation arrangements with its agents. Because these inquiries are in their early stages of fact finding, it cannot be predicted as to the next phase of inquiry or what, if any, legislation or rules may be proposed to address producer compensation arrangements in those states where the Company has domestic insurers. The improper producer compensation arrangements generally involve insurance brokers, which are persons retained and compensated by the insurance customer. The Company markets its insurance products through independent insurance agents who have been appointed to act on the Company’s behalf, and the Company, not the insurance customer, compensates these agents pursuant to contractual arrangements. Under its agency agreements, the Company’s compensation arrangements with its agencies consist of commissions paid for the sale of the Company’s insurance products, usually based upon a percentage of the premium paid by the insurance customer, and a “contingent commission.” This “contingent commission” is based upon the underwriting profit generated by that agency’s book of business placed with the State Auto Group. Like many other sales organizations, the Company also offers sales incentives to its agencies. The Company believes that its agent compensation arrangements are in compliance with all laws and consistent with good business practices.

Investments

          The Company’s investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. The Company’s investment portfolio is managed separately from that of Mutual and its subsidiaries, and investment results are not shared by the Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for the Company and Mutual and its subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its Board of Directors.

          The Company’s decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company’s liquidity requirements at any given time; and (f) the Company’s current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The Company has investment policy guidelines with respect to purchasing fixed income investments which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 5.0% of assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. See discussion regarding Market Risk included in Item 7 of this Form 10-K.

          The Company’s fixed maturity investments are classified as available for sale and carried at fair market value, according to the Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

          The Company’s Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of December 31, 2004 and 2003, the bond portfolio had a fair market value that totaled $1,502.1 million and $1,427.9 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          At December 31, 2004 and 2003, respectively, the Company’s equity portfolio is classified as available for sale and carried at fair market value that totaled $193.6 million and $139.3 million, respectively.

          The following table sets forth the Company’s investment results for the periods indicated:

	Year ended December 31
($ millions)	2004	2003	2002
Average Invested Assets (1)	$1,607.3	1,391.9	1,210.6
Net Investment Income (2)	71.8	64.6	59.7
Average Yield	4.5%	4.6%	4.9%

(1)	Average of the aggregate invested assets at the beginning and end of each period, including interim quarter ends. Invested assets include fixed maturities at amortized cost, equity securities at cost, other invested assets at cost and cash equivalents.

(2)	Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

          For additional discussion regarding the Company’s investments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

          The property and casualty insurance industry is highly competitive. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company’s products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See “Marketing” in the “Narrative Description of Business.” The Company competes through underwriting criteria, appropriate pricing, quality service to the policyholder and the agent, and a fully developed agency relations program.

Employees

          As of March 4, 2005, the Company had 2,029 employees. Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

Available Information

          STFC’s internet website address is www.stfc.com. Through this internet website (found under the “SEC Filings” link), STFC makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after STFC electronically files such material with the Securities and Exchange Commission (the “SEC”). Also available on its website is information pertaining to the Company’s corporate governance, including the charters of each the standing committees of the Company’s Board of Directors, the Company’s corporate governance guidelines and the Company’s code of business conduct. For a free copy of the Form 10-K, write to Terrence L. Bowshier, Vice President, State Auto Financial Corporation, 518 East Broad Street, Columbus, Ohio 43215.

          Any of the materials the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Executive Officers of the Registrant

Name of Executive Officer and		Principal Occupation(s)	An Executive Officer
Position(s) with Company	Age(1)	During the Past Five Years	of the Company Since (2)

Robert H. Moone, Chairman, President and Chief Executive Officer	61	Chairman of the Board of STFC and Mutual, 1/1/01 to present; Chief Executive Officer of STFC and Mutual, 5/99 to present; President of STFC and Mutual, 5/96 to present; Executive Vice President, 11/93 to 5/96 and prior thereto Vice President of STFC and Mutual	1991

Mark A. Blackburn, Senior Vice President	53	Senior Vice President of STFC and Mutual, 3/01 to present; Vice President of STFC and Mutual, 8/99 to 3/01	1999

Steven J. Johnston, Senior Vice President, Treasurer and Chief Financial Officer	45	Senior Vice President of STFC and Mutual, 8/99 to present; Treasurer and Chief Financial Officer of STFC and Mutual, 4/97 to present; Vice President of STFC and Mutual, 5/95 to 8/99	1994

John R. Lowther, Senior Vice President, Secretary and General Counsel	54	Senior Vice President of STFC and Mutual, 3/01 to present; Secretary and General Counsel of STFC, 5/91 to present and of Mutual 8/89 to present; Vice President of STFC, 5/91 to 3/01 and of Mutual 8/89 to 3/01	1991

Steven R. Hazelbaker, Vice President	49	Vice President of Mutual, 6/01 to present; Vice President of STFC, 6/01 to present; COO of MIGI and Meridian Mutual, 8/00 to 6/01; Chief Financial Officer and Treasurer of MIGI and Meridian Mutual, 1994 to 8/00; Vice President of MIGI and Meridian Mutual, 1995 to 8/00	2001

Cathy B. Miley, (3) Vice President	55	Vice President of STFC, 3/98 to present; Vice President of Mutual, 3/95 to present; Assistant Secretary of Mutual, 8/92 to 3/95	1995

Richard L. Miley, (3) Vice President	50	Vice President of STFC, 3/98 to present; Vice President of Mutual, 5/95 to present; Assistant Vice President of Mutual, 8/87 to 5/95	1995

Cynthia A. Powell, Vice President	44	Vice President of Mutual, 3/00 to present; Assistant Vice President, 8/96 to 3/00; Vice President of STFC, 5/00 to present; Assistant Vice President of STFC, 4/97 to 5/00	2000

(1)	Age is as of March 4, 2005.

(2)	Each of the foregoing officers has been designated by the Company’s Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

(3)	Richard L. Miley and Cathy B. Miley are husband and wife.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Properties

          The Company shares its operating facilities with Mutual pursuant to the terms of the 2000 Management Agreement, and subject to regulatory approval, the 2005 Management Agreement. The Company’s corporate headquarters are located in Columbus, Ohio, in buildings owned by Mutual that contain approximately 280,000 square feet of office space. The Company and Mutual also own or lease other office facilities in numerous locations throughout the State Auto Group’s geographical areas of operation.

Item 3. Legal Proceedings

Insurance Business

          The Company is a party to a number of lawsuits arising in the ordinary course of its insurance business. Management of the Company believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on the financial condition of the Company.

Minority Shareholder Litigation—Ohio

          As previously reported, on October 16, 2003, State Auto Financial, Mutual, and their respective directors filed a complaint against Gregory M. Shepard and his company in the Common Pleas Court of Franklin County, Ohio (the “Court”), seeking (1) declaratory relief that neither State Auto Financial, Mutual, nor their respective directors and officers violated any fiduciary duties to Mr. Shepard, his company, or State Auto Financial’s minority shareholders in responding to a tender offer commenced by Mr. Shepard and his company for State Auto Financial’s common shares (the “Shepard tender offer”); (2) declaratory relief that neither State Auto Financial nor its directors and officers have an obligation to call a meeting of shareholders under Ohio’s Control Share Acquisition statute with respect to the Shepard tender offer; and (3) compensatory damages in favor of State Auto Financial and Mutual from Mr. Shepard and his company for knowingly making misrepresentations in connection with their control bid in violation of Ohio law. Also as previously reported, on December 19, 2003, Mr. Shepard and his company filed a counterclaim against State Auto Financial, Mutual, and their respective directors seeking (1) a declaratory judgment requiring State Auto Financial to call a meeting of shareholders under Ohio’s Control Share Acquisition statute with respect to the Shepard tender offer; (2) injunctive relief to enjoin State Auto Financial, Mutual, and their respective directors and employees from taking actions that would have the effect of impeding or interfering with the Shepard tender offer; and (3) compensatory damages from Mutual, Mutual’s directors, and State Auto Financial’s directors for the alleged breach of their fiduciary duties. Mr. Shepard and his company announced the termination of the Shepard tender offer on May 10, 2004.

          On May 13, 2004, the Court entered an order (1) dismissing with prejudice all counterclaims of Mr. Shepard and his company against State Auto Financial, Mutual, and their respective directors, and (2) dismissing without prejudice all claims for declaratory relief against Mr. Shepard and his company. The only remaining claim before the Court was for compensatory damages brought by State Auto Financial and Mutual against Mr. Shepard and his company for knowingly making misrepresentations in connection with their control bid in violation of Ohio law. In January 2005, the Court granted a motion for summary judgment in favor of Mr. Shepard and his company and entered an order dismissing State Auto Financial’s and Mutual’s claim for damages against Mr. Shepard and his company. State Auto Financial and Mutual did not appeal the Court’s order. Therefore, this litigation has been concluded.

Minority Shareholder Litigation—Indiana

          On July 27, 2001, Mr. Shepard and American Union Insurance Company (“AUIC”), an Illinois insurance company owned by Mr. Shepard and his brother, Tracy Shepard, filed a complaint against State Auto Financial, Mutual, MIGI, and MIGI’s former directors in the United States District Court for the Southern District of Indiana (the “Court”). The factual basis for this suit arises from the circumstances surrounding the merger of MIGI with and into a wholly owned subsidiary of Mutual (the “Merger”), which was effective June 1, 2001. In their complaint, Mr. Shepard and AUIC alleged claims of (1) breach of fiduciary duty against the former MIGI directors for entering into the Merger; (2) breach of contract against State Auto Financial and Mutual with respect to a confidentiality agreement, dated September 29, 2000, between State Auto Financial and AUIC; and (3) tortuous interference against MIGI and one of its former directors with respect to such confidentiality agreement. On December 3, 2003, the Court granted the request of Mr. Shepard and AUIC to voluntarily dismiss the claims of breach of fiduciary duty and tortuous interference against MIGI and its former directors. Thus, the only remaining claim in this suit is for breach of the confidentiality agreement against State Auto Financial and Mutual. Mr. Shepard and AUIC are seeking compensatory damages in this suit, which they allege exceed $25.0 million based on an expert witness’ report provided to State Auto Financial and Mutual by Mr. Shepard’s counsel in April 2004. As of March 4, 2005, discovery is substantially concluded and the trial is currently scheduled to occur in October of 2005. State Auto Financial and Mutual have filed a motion for summary judgment seeking the dismissal of all claims against them. As of March 4, 2005, the Court has not ruled on this motion.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

          The Company’s common shares are traded in the NASDAQ National Market System under the symbol STFC. As of March 4, 2005, there were 898 shareholders of record of the Company’s common shares.

Market Price Ranges and Dividends Declared on Common Shares(1)

          Initial Public Offering — June 28, 1991, $2.25(1). The following table provides information with respect to the high and low sale prices of the Company’s common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by the Company with respect to its common shares for each quarterly period for the past two years:

2004	High	Low	Dividend
First Quarter	$25.86	$22.12	$0.040
Second Quarter	31.08	23.02	0.040
Third Quarter	31.83	28.00	0.045
Fourth Quarter	29.26	23.70	0.045

2003	High	Low	Dividend
First Quarter	17.75	14.96	0.035
Second Quarter	24.24	16.59	0.035
Third Quarter	26.60	21.45	0.040
Fourth Quarter	26.90	22.50	0.040

(1)	Adjusted for stock splits.

          Additionally, see Liquidity and Capital Resources section of included in Item 7 of this Form 10-K for a discussion of regulatory restrictions on the payment of dividends by the Company’s insurance subsidiaries.

Purchases of Common Shares by the Company

          The following table provides information with respect to purchases made by the Company of its common shares during the fourth quarter 2004:

			Total number	Maximum number
			of shares purchased	(or approximate dollar
	Total number	Average	as part of publicly	value) of shares that
	of shares	price paid per	announced plans	may yet be purchased
Period	purchased*	share	or programs	under the plans or programs
10/01/04-10/31/04	—	—	—	—
11/01/04-11/30/04	—	—	—	—
12/01/04-12/31/04	923	$26.80	—	—

Total	923	$26.80	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Selected Consolidated Financial Data

					Year ended December 31
	2004	2003	2002	2001*	2000*	1999*	1998*	1997	1996	1995*
	(dollars and shares in millions, except per share data)
Statement of Income Data – GAAP Basis:
Earned premiums	$1,006.8	960.6	896.6	555.2	398.0	392.0	356.2	320.1	304.5	296.4
Net investment income	$71.8	64.6	59.7	47.4	38.9	34.3	32.5	31.1	29.9	28.5
Total revenues	$1,092.4	1,041.7	967.5	623.3	462.8	440.9	402.1	363.0	345.1	333.5
Net income	$110.0	63.6	37.0	20.6	47.7	42.8	37.5	41.0	26.4	29.9
Earned premium growth	4.8%	7.1	61.5	39.5	1.5	10.1	11.3	5.1	2.7	31.6
Return on average invested assets(1)	4.5%	4.6	4.9	5.4	5.5	5.4	5.7	6.2	6.4	6.4

Balance Sheet Data – GAAP Basis:
Total investments	$1,699.1	1,570.3	1,272.3	1,138.7	750.9	627.3	580.0	526.4	499.3	479.9
Total assets	$2,023.7	1,836.7	1,593.0	1,367.5	898.1	759.9	717.5	664.4	605.4	579.2
Total notes payable	$164.5	161.2	75.5	45.5	45.5	45.5	—	—	—	—
Total stockholders’ equity	$658.2	542.3	463.8	400.2	386.1	317.7	340.8	297.3	247.6	225.8
Common shares outstanding	40.1	39.6	39.0	38.9	38.6	38.3	42.0	41.8	41.4	41.2
Return on average equity (2)	18.3%	12.6	8.6	5.2	13.6	13.0	11.8	15.0	11.0	14.9
Debt to stockholders’ equity	25.0%	29.7	16.3	11.4	11.8	14.3	—	—	—	—

Per Common Share Data – GAAP Basis:
Basic EPS(3)(4)	$2.76	1.62	0.95	0.53	1.24	1.05	0.89	0.99	0.64	0.73
Diluted EPS (3)(4)	$2.70	1.58	0.93	0.52	1.21	1.03	0.87	0.97	0.63	0.72
Cash dividends per share(3)	$0.17	0.15	0.14	0.13	0.12	0.11	0.10	0.09	0.08	0.07
Book value per share(3)	$16.42	13.71	11.89	10.28	10.01	8.29	8.11	7.11	5.98	5.48
Common Share Price
High	$31.83	26.90	17.25	17.80	18.00	13.88	20.00	16.25	9.25	8.75
Low	$22.12	14.96	12.67	12.30	7.13	8.88	11.44	8.13	6.50	4.58
Close at December 31	$25.85	23.34	15.50	16.24	17.88	9.13	12.38	16.13	9.00	8.67
Close price to basic EPS	9.37 x	14.41	16.32	30.64	14.41	8.70	13.91	16.29	14.06	11.88
Close price to book	1.57 x	1.70	1.30	1.58	1.79	1.10	1.53	2.27	1.51	1.58

GAAP Ratios: (5)
Loss and LAE ratio	61.5%	67.8	72.9	76.9	68.4	67.5	68.0	65.1	72.3	68.3
Expense ratio	30.2%	30.4	29.5	30.1	30.0	28.5	29.3	29.5	28.2	29.5
Combined ratio	91.7%	98.2	102.4	107.0	98.4	96.0	97.3	94.6	100.5	97.8

Statutory Ratios: (5)
Loss and LAE ratio	61.6%	67.9	73.1	77.4	68.5	67.4	68.4	65.2	72.7	68.6
Expense ratio	30.6%	30.7	29.2	27.8	27.0	29.5	29.4	28.9	27.3	31.0
Combined ratio	92.2%	98.6	102.3	105.2	95.5	96.9	97.8	94.1	100.0	99.6
Industry combined ratio(6)	97.6%	100.1	107.4	115.9	110.4	108.1	106.0	101.6	105.8	106.4
Net premiums written to surplus(7)	1.6	1.9	2.6	1.8	1.3	1.5	1.6	1.7	1.9	2.1

(1)	Invested assets include investments and cash equivalents.
(2)	Net income less preferred share dividends, if any, divided by average common stockholders’ equity.
(3)	Adjusted for 1998 2-for-1 and 1996 3-for-2 common stock split effected in the form of a stock dividend.
(4)	The earnings per share amounts prior to 1998 have been restated as required to comply with SFAS No. 128.
(5)	GAAP ratios are computed using earned premiums for both the loss and LAE ratio and the expense ratio, and include the effect of eliminations in consolidation. The statutory expense ratio is computed using net written premiums. The Company uses the statutory combined ratio to compare its results to the industry statutory combined ratio as there is no industry GAAP combined ratio available.
(6)	The industry combined ratios are from A.M. Best. The 2004 industry combined ratio is preliminary.
(7)	The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures the Company’s statutory surplus available to absorb losses.
*	Reflects change in Pooling Arrangement, effective October 1, 2001, January 1, 2000, 1999, 1998 and 1995.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          State Auto Financial Corporation (“State Auto Financial” or “STFC”) and its 100% owned subsidiaries are collectively referred to as the “Company.” The Company is a member of the State Auto Group (defined below). The State Auto Group writes personal and commercial insurance through approximately 22,500 independent insurance agents associated with approximately 3,250 agencies in 26 states. The State Auto Group operates primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states. State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company (“Mutual”), an Ohio domiciled property and casualty insurer and member of the State Auto Group. Mutual is one of only 15 companies in the United States that have received A.M. Best’s A+ or higher rating every year since 1954.

          State Auto Financial provides personal and commercial insurance to the standard insurance market through the following 100% owned insurance subsidiaries, collectively referred to as the “STFC Pooled Companies”:

•	State Auto Property and Casualty Insurance Company (“State Auto P&C”)
•	Milbank Insurance Company (“Milbank”)
•	Farmers Casualty Insurance Company (“Farmers”) and
•	State Auto Insurance Company of Ohio (“SA Ohio”).

The STFC Pooled Companies’ principal lines of business include:

•	Personal and commercial automobile
•	Homeowners
•	Commercial multi-peril
•	Workers’ compensation
•	General liability
•	Fire

          State Auto Financial also provides personal automobile insurance to the nonstandard insurance market through State Auto National Insurance Company (“SA National”), a 100% owned insurance subsidiary. State Auto Financial also provided nonstandard automobile insurance through Mid-Plains Insurance Company (“Mid-Plains”), a 100% owned subsidiary of Farmers. As of December 1, 2004, SA National and Mid-Plains entered into an assumption reinsurance agreement whereby SA National assumed all outstanding insurance claim liabilities of Mid-Plains on this date. Mid-Plains was dissolved on December 29, 2004.

          The companies below are collectively referred to as the “Affiliates.” The Company and the Affiliates are collectively referred to as the “State Auto Group.”

Mutual and its 100% owned subsidiaries:

•	State Auto Insurance Company of Wisconsin (“SA Wisconsin”)
•	State Auto Florida Insurance Company (“SA Florida”)
•	Meridian Insurance Group, Inc. (“MIGI”) and its 100% owned subsidiary:

o	Meridian Security Insurance Company (“Meridian Security”)
o	Through an affiliation agreement with MIGI:
•	Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”).

          Meridian Security and Meridian Citizens Mutual are collectively referred to as the “Meridian Insurers.”

          The STFC Pooled Companies participate in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with Mutual, SA Wisconsin and SA Florida (collectively the “Mutual Pooled Companies”). The Pooling Arrangement provides that the STFC Pooled Companies and the Mutual Pooled Companies cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages as outlined in the Pooling Arrangement. The participation percentage for the STFC Pooled Companies has remained at 80% since October 1, 2001. The STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies.”

          As of July 1, 2004, the Pooling Arrangement was amended to exclude certain middle market business written by Mutual.

          As of January 1, 2005, the Pooling Arrangement was amended to add the Meridian Insurers as participants. In conjunction with this amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          The following table sets forth a chronology of the participant and participant percentage changes that have occurred in the Pooling Arrangement since January 1, 2002:

		STFC Pooled Companies						Mutual Pooled Companies
										Meridian
					Sub			SA	Meridian	Citizens	Sub
Year(1)	State Auto P&C	Milbank	Farmers	SA Ohio	Total	Mutual	SA Wisconsin	Florida	Security	Mutual	Total
2002	59.0	17.0	3.0	1.0	80.0	19.0	1.0	N/A	N/A	N/A	20.0
2003-2004	59.0	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0
1/1/2005	59.0	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0

(1)	Time period is for the year ended December 31, unless otherwise noted.

          State Auto P&C provides employees to the Company and the Affiliates. This is contractually provided for under the following management and/or cost sharing agreements: 1) the “2000 Management Agreement” to which State Auto P&C, Mutual, Milbank, SA Ohio and SA National are parties; and 2) the “Midwest Management Agreement” to which State Auto P&C, Mutual and SA Wisconsin are parties. During 2004, there also existed the following management and/or cost sharing agreements: (A) the “MIGI Management Agreement” to which State Auto P&C, MIGI, the Meridian Insurers and an insurance company sold by Meridian Security in October 2004, were parties; and (B) the “Farmers Management Agreement” to which Mutual, State Auto P&C, Farmers and Mid-Plains were parties. The Midwest Management Agreement provides for a management fee based on a percentage of SA Wisconsin’s direct written premiums collected by the Company for the services State Auto P&C provides. The MIGI Management Agreement provided for a management fee equal to a percentage of the allocable employee expenses attributable to the operations of these companies paid to the Company for the services State Auto P&C provides. Each of the foregoing management or cost sharing agreements also apportions or apportioned among the parties the actual costs of the services provided.

          Subject to regulatory approval, the 2000 Management Agreement has been amended and restated as of January 1, 2005, as the “2005 Management Agreement,” and Meridian Security, Meridian Citizens Mutual and Farmers will become parties. As of this same date, the MIGI Management Agreement and the Farmers Management Agreement will be terminated.

100% owned non-insurance subsidiaries (direct and indirect) of State Auto Financial include:

•	Stateco Financial Services, Inc. (“Stateco”)
•	Strategic Insurance Software, Inc. (“S.I.S.”)
•	518 Property Management and Leasing, LLC (“518 PML”)

          Stateco provides investment management services to the Company and Affiliates, which comprise the Company’s investment management services segment. S.I.S. develops and sells software for the processing of insurance transactions, database management systems for insurance agents, and electronic interfacing of information between insurance companies and agents. S.I.S. sells its services and products to insurance agencies and nonaffiliated insurers. It also delivers its services and sells its products to the Affiliates. 518 PML is engaged in the business of owning and leasing real and personal property to the Affiliates. The members of 518 PML are State Auto P&C and Stateco. The results of operations of S.I.S. and 518 PML are not material to the total operations of the Company.

Significant Transactions Summary

          The following is a summary of significant transactions that occurred during 2002 through 2004 that will assist in the discussion of the Company’s current period financial results:

          For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (the “Stop Loss”) with the STFC Pooled Companies. Under the Stop Loss, Mutual agreed to participate in the Pooling Arrangement’s quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement’s quarterly statutory loss and loss adjustment expense ratio (the “Pool loss and LAE ratio”) was between 70.75% and 80.00% (after the application of all available reinsurance), Mutual reinsured the STFC Pooled Companies 27% of the Pooling Arrangement’s losses in excess of a Pool loss and LAE ratio of 70.75% up to 80.00%. The STFC Pooled Companies were responsible for their share of the Pooling Arrangement’s losses over the 80.00% threshold. Also, Mutual had the right to participate in the profits of the Pooling Arrangement. Mutual assumed 27% of the Pooling Arrangement’s underwriting profits attributable to Pool loss and LAE ratios less than 69.25%, but more than 59.99%. The Stop Loss arrangement expired at December 31, 2003, and was not renewed.

          On November 13, 2003 State Auto Financial issued $100.0 million unsecured 6.25% senior notes. State Auto Financial used the proceeds from these debt instruments to contribute additional paid-in capital to its insurance subsidiaries as follows: $39.0 million to State Auto P&C, $30.0 million to SA National and $15.0 million to Milbank. Milbank used the $15.0 million additional paid-in capital contribution to repay its $15.0 million surplus note with Meridian Security. State Auto Financial also used these proceeds to repay $15.0 million of its bank debt and invested the remaining amount in fixed maturity and equity securities.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Critical Accounting Policies

          The Company’s significant accounting policies are more fully described in Note 15 of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the financial entries in the accompanying notes to the financial statements. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed therein.

          Losses and loss expenses payable are management’s best estimates at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined by claims adjusters based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months, are case reserved at that time. Although management uses many internal and external resources, as well as multiple established methodologies to calculate reserves, there is no method for determining the exact ultimate liability.

          Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates, and accordingly, the actual realizable value may vary from the estimated realizable value.

          Pension and postretirement benefit obligations are long term in nature and require management judgment in estimating the factors used to determine these amounts. Management, along with its defined benefit consulting actuary, reviews these factors, including the discount rate and expected long term rate of return on plan assets among other factors. Because these obligations are based upon management estimates which could change given available information, the ultimate benefit obligation could be different from the amount estimated.

          Fixed maturity and equity security investments are classified as available for sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income,” and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.

          The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment that requires significant management judgment. Among the factors management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, and overall market conditions. When a security in the Company’s investment portfolio has been determined to have a decline in fair value that is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

          See a discussion of other factors that may have an impact on management’s best estimates at “Impact of Significant External Factors” included in this Item 7.

Note on Reportable Segments

          In June 2001, Mutual merged with Meridian Mutual Insurance Company (“Meridian Mutual”), with Mutual continuing as the surviving corporation. With the 2001 merger, all insurance business written by Meridian Mutual legally became the business of Mutual and was included in the Pooling Arrangement as of July 1, 2001. Due to the integration efforts by management of the Meridian book of business, on January 1, 2004, the Meridian Standard segment was included in the State Auto Standard segment; likewise, on January 1, 2003, the Meridian Nonstandard segment was included in the State Auto Nonstandard segment as these Meridian segments no longer met the quantitative thresholds for separate presentation as reportable segments. The 2003 and 2002 disclosures in this Item 7 have been revised to reflect this change. See Note 15 of the Notes to the Company’s Consolidated Financial Statements included in Item 8 regarding the Company’s operating segments in the consolidated financial statements of the Company.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Summary

          The following table summarizes certain key performance indicators used to manage the operations of the Company for the years ended December 31, 2004, 2003, and 2002, respectively:

($ millions)	2004	2003	2002
GAAP Basis:
Total revenue	$1,092.4	1,041.7	967.5
Net income	$110.0	63.6	37.0
Stockholders’ equity	$658.2	542.3	463.8
Loss and LAE ratio(1)	61.5	67.8	72.9
Expense ratio(1)	30.2	30.4	29.5
Combined ratio	91.7	98.2	102.4
Catastrophe loss and LAE points(1)	7.0	6.8	5.6
Premium written growth	3.1%	4.7	64.3
Premium earned growth	4.8%	7.1	61.5
Investment yield	4.5%	4.6	4.9

Statutory Basis:
Net premiums written to surplus(2).	1.6	1.9	2.6

(1)	Definition follows
(2)	The Company uses the statutory net premiums written to surplus ratio because there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures the Company’s statutory surplus available to absorb losses.

          The Company’s reportable segments are State Auto standard insurance, State Auto nonstandard insurance, and investment management services. The profits of these segments are monitored by management on an unconsolidated basis and therefore do not reflect adjustments for transactions with other segments or realized gains or losses on sales of investments.

          The following table reflects segment profits for the years ended December 31, 2004, 2003, and 2002, respectively:

($ millions)	2004	2003	2002
State Auto standard insurance	$135.3	60.8	22.2
State Auto nonstandard insurance	9.8	6.7	4.1
Investment management services	8.6	7.4	6.4
All other	1.0	2.2	1.9

Total segment profit	$154.7	77.1	34.6

          The reader is referred to the complete disclosure on reportable segments in Note 15, Reportable Segments, of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K.

          The investment management services segment reflects management of the investment portfolios of affiliate companies. Its significant source of segment profit is the fee generated from providing this service. The relative stable improvement in profit over the years is attributable to the combined growth of the investment portfolios managed along with fair value improvement. This segment’s revenue is based on the average fair value of the portfolios managed.

          A necessary discipline of a successful property and casualty insurance company is to produce an underwriting profit. When underwriting is not profitable, premiums are inadequate to pay for insurance losses and related acquisition and operating expenses. When an insurance company operates at an underwriting loss, net investment income may enable an insurance company to produce income. However, if an underwriting loss persists over an extended period of time, the insurance company puts itself at risk as a going concern. The Company has consistently focused on this underwriting objective and therefore views its underwriting results as a critical component of its overall performance.

          The Company monitors the profitability of its insurance segments by utilizing certain components of segment profit that are characteristic within the property and casualty insurance industry, namely underwriting profit and combined ratio. Underwriting profit under Statutory Accounting Principles (“SAP”) is determined by subtracting from earned premiums, losses and loss expenses and net underwriting expenses incurred. SAP requires

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. Generally Accepted Accounting Principles (“GAAP”), however, permits the recognition of acquisition costs as the premiums are earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred through the capitalization of deferred policy acquisition costs and amortized over the periods the related premiums written are earned. See the discussion of deferred policy acquisition costs under “Critical Accounting Policies” included in this Item 7. The “GAAP Combined Ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses, as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses, as a percentage of earned premiums). When the combined ratio is greater than 100%, the insurer is operating at an underwriting loss. When the combined ratio is less than 100%, the insurer is operating at an underwriting profit.

          The following tables provide a reconciliation to the insurance segments’ GAAP net underwriting profit (loss), GAAP Combined Ratio along with related segment net investment income, for the years 2004, 2003 and 2002, respectively. The tabular information provided does not reflect adjustments for transactions with other segments.

			2004
		%		%		%
($ millions)	Standard	Ratio	Nonstandard	Ratio	Total	Ratio

Written premiums	$952.2		$65.9		$1,018.1

Earned premiums	935.3		71.5		1,006.8
Losses and loss expenses	568.8	60.8	50.4	70.5	619.2	61.5
Acquisition and operating expenses	290.7	31.1	13.6	19.0	304.3	30.2

Net underwriting profit/combined ratio	75.8	91.9	7.5	89.5	83.3	91.7

Net investment income	59.8		4.0		63.8

			2003
		%		%		%
($ millions)	Standard	Ratio	Nonstandard	Ratio	Total	Ratio

Written premiums	$906.9		$80.4		$987.3

Earned premiums	878.3		82.3		960.6
Losses and loss expenses	589.0	67.1	62.2	75.6	651.2	67.8
Acquisition and operating expenses	278.1	31.6	13.7	16.6	291.8	30.4

Net underwriting profit/combined ratio	11.2	98.7	6.4	92.2	17.6	98.2

Net investment income	55.3		3.1		58.4

			2002
		%		%		%
($ millions)	Standard	Ratio	Nonstandard	Ratio	Total	Ratio

Written premiums	$860.5		$82.3		$942.8

Earned premiums	823.0		73.6		896.6
Losses and loss expenses	596.2	72.4	57.3	77.8	653.5	72.9
Acquisition and operating expenses	252.0	30.6	12.4	16.9	264.4	29.5

Net underwriting profit (loss)/combined	(25.2)	103.0	3.9	94.7	(21.3)	102.4

Net investment income	51.5		2.8		54.3

Written premiums are initially deferred and earned based upon the contract terms of the underlying policies. The unearned premium represents the deferred revenues of the unexpired terms of coverage which are earned ratably over the policy period. Thus, unearned premium is not fully recognized as premiums earned until the end of the policy period.

          During each of 2004 and 2003, the Company’s insurance segments attained then record level net underwriting profit while also incurring then record level catastrophe losses. The GAAP Combined Ratio improvements are the direct result of the Company obtaining adequate cost based rates, re-underwriting the former Meridian Mutual business applying State Auto underwriting guidelines along with terminating unprofitable Meridian programs. Management of the Company continues to focus on growing premiums without compromising profitability. The Company’s investment yield has

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

declined consistent with the decrease in long term interest rates. The Company invests for yield while maintaining a conservative approach for principal preservation.

          During 2003, the Company debt issuance, net of debt repayments, was $85.5 million. The net proceeds of debt were used by State Auto Financial to contribute additional paid-in capital to certain of its insurance subsidiaries to strengthen the statutory surplus position for support of continued premium growth and for general corporate purposes. See below for additional discussion of the Company’s operations.

2004 Compared to 2003

          Net income before federal income taxes for the Company increased $68.3 million (82.0%) to $151.6 million in 2004 from 2003. The most significant factors contributing to this increase were an improvement in the Company’s loss experience from 2003 along with growth in earned premium. The Company’s GAAP loss and LAE ratio reflected a 6.3 point improvement in 2004 from 2003, despite 2004 being the largest catastrophe (in dollars) loss year in the Company’s history. As discussed in more detail below, the Company’s challenge is to grow premiums without compromising profitability as industry-wide price competition appears to be increasing.

          The following table summarizes the consolidated earned premiums by segment, by line of business, for the years ended December 31, 2004 and 2003:

	2004		2003
	State	%	State	%
($ millions)	Auto	of Total	Auto	of Total
Standard segment:
Auto – personal	$384.9	38.2	365.9	38.1
Auto – commercial	99.8	9.9	99.7	10.4
Homeowners and farmowners	165.9	16.5	148.6	15.5
Commercial multi-peril	78.9	7.8	79.2	8.2
Workers’ compensation	30.9	3.1	32.6	3.4
Fire and allied lines	76.8	7.6	66.7	6.9
Other & products liability	67.2	6.7	56.2	5.8
Miscellaneous personal & commercial	30.9	3.1	29.4	3.1

Total Standard	935.3	92.9	878.3	91.4

Nonstandard segment:
Auto – personal	71.5	7.1	82.3	8.6

Grand Total	$1,006.8	100.0	960.6	100.0

          Consolidated earned premiums increased $46.2 million (4.8%) to $1,006.8 million in 2004 from 2003. The Company’s standard segment contributed a 4.6% increase to consolidated earned premiums in 2004 from 2003, while the nonstandard segment generated a 1.1% decrease in the same period. The 2003 consolidated earned premiums were affected by the Stop Loss. The STFC Pooled Companies ceded $12.8 million in earned premiums to Mutual in 2003, which reduced the Company’s earned premiums in 2003 by 1.3%. The Stop Loss reinsurance agreement expired December 31, 2003 and was not renewed.

          As reflected in the table above, earned premiums increased from year to year across almost all lines of business, with the exception of nonstandard auto, commercial multi-peril and workers’ compensation. Overall the composition of the Company’s book of business did not change significantly from year to year, with the standard auto – personal line continuing to be the Company’s most significant line of business.

          Earned premiums within the standard segment increased $57.0 million (6.5%) in 2004 from 2003. During 2003 and 2002, the Company took necessary and in some cases significant base rate increases, particularly within the Meridian book, in almost all lines of business. The impact of these base rate changes affects earned premium growth in the years following the implementation of these changes. After a number of years of having attained a healthy degree of rate adequacy, during 2004 the Company implemented more moderate base rate changes, which is expected to slow earned premium growth. In an effort to address personal lines growth, the Company introduced programs in 2004 focusing on increasing personal lines applications from its agency partners. Additionally, the Company introduced a specialized training program to its agency partners service representatives that focuses specifically on sales techniques. The addition of the Meridian Insurers to the Pooling Arrangement in 2005 is expected to contribute approximately $50.0 million in earned premium to both the Company’s consolidated and standard segment’s earned premiums in 2005.

          Earned premiums within the nonstandard segment decreased $10.8 million (13.1%) in 2004 from 2003. The nonstandard automobile industry is highly price sensitive, which can have an adverse impact on renewal business as well as new premium growth. In an effort to provide insurance to a broader segment of the nonstandard market, the Company has modified the nonstandard program offering higher limits than has historically been the case. The Company continues to take cost based targeted rate increases; however, some nonstandard insurers have taken rate decreases within the last year. This intense price competition, along with the Company’s termination or suspension during 2003 and 2002 of certain fast

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

growing, but unprofitable agencies, has resulted in a decrease in new and renewal business, which in turn has negatively impacted the Company’s earned premiums.

          The Company continues to emphasize that it will not compromise underwriting profitability for top line growth. The Company believes that it can implement periodic rate changes in most states and remain an attractive market to its independent agency partners by stressing the strengths it brings to the market place. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with State Auto and provide substantial value to their customers. The Company’s new internet-based upload system for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of new, standards based, user friendly technology, making it easier for agents to submit personal lines accounts to the Company. Recent statistics indicate that approximately 72% of the Company’s new personal auto and homeowners business applications and 66% of change requests in those lines are delivered and processed electronically. Apollo is now applying underwriting business decision logic to all nonstandard new business and change transactions. In 2004, Apollo evaluated in excess of 85,000 transactions in these two categories.

          Net investment income increased $7.2 million (11.1%) to $71.8 million in 2004 from 2003. This growth was the result of an increase in invested assets generated by cash flow provided by operations and financing activities, partly offset by a decline in the investment yield. Between April 1, 2003 and December 31, 2003, the Company issued debt, net of repayments, of $85.5 million. Total cost of invested assets at December 31, 2004 and 2003 was $1,682.8 million and $1,530.1 million, respectively. Invested assets are comprised of total investments and cash equivalents. Reflecting a decline in the interest rate environment, the annualized investment yields based on average invested assets at cost decreased to 4.5% in 2004 from 4.6% in 2003. The Company manages its investment portfolio to maximize after tax profits. With the Company’s improving loss experience throughout 2003, management began allocating a higher proportion of new monies and reinvestments to municipal bonds in the fourth quarter of 2003 which continued throughout 2004. This reallocation is expected to result in lower pre-tax investment yields but higher after tax investment income than if the Company continued with the portfolio allocation of 2003. See further discussion regarding investments at the “Liquidity and Capital Resources,” “Investments” and “Market Risk” sections, included in this Item 7.

          Consolidated losses and loss expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio”), were 61.5% and 67.8% for the years 2004 and 2003, respectively. Losses and loss expenses for a calendar year represents the combined estimated ultimate liability for claims occurring in the current calendar year along with development of claims occurring in prior years. The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the respective impact on the current calendar year GAAP loss and LAE ratio for the years 2004 and 2003, respectively:

		%		%
		GAAP loss		GAAP loss
($ millions)	2004	and LAE	2003	and LAE
Provision for losses and loss expenses occurring:
Current year	$641.4	63.7	653.0	68.0
Prior years	(22.2)	(2.2)	(1.8)	(0.2)

Total losses and loss expenses	$619.2	61.5	651.2	67.8

          The development in the respective calendar year for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty. See additional discussion in “Other Disclosures”, “Losses and Loss Expenses Payable”, included in this Item 7.

          For the years 2004 and 2003, catastrophe claims contributed 7.0 and 6.8 points, respectively, to the consolidated GAAP loss and LAE ratio. During 2004, hurricanes Charley, Frances, Jeanne and Ivan contributed a total of $39.6 million in catastrophe losses, or 3.9 GAAP loss and LAE ratio points. In 2003, high winds, tornadoes, hail, lightning and resulting fires from one numbered catastrophe loss caused damage in 17 of the Company’s 26 operating states (“CAT 88”). Claims resulting from CAT 88 totaled $39.6 million or 4.1 GAAP loss and LAE points for the year 2003. In terms of dollars, CAT 88 remains the largest single catastrophe loss event in State Auto history. As discussed below, each of the Company’s insurance operating segments was impacted by these catastrophe losses. Catastrophe losses discussed herein are as designated by Insurance Services Office’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

          For the year 2003, the STFC Pooled Companies ceded a total of $12.8 million in earned premium and $5.6 million in losses and loss adjustment expenses to Mutual under the Stop Loss. The net impact of this cession increased the 2003 GAAP loss and LAE ratio by 0.3 points.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          The following table summarizes the consolidated GAAP loss and LAE ratio by segment, by line of business for the years ended December 31, 2004 and 2003, respectively:

			(Improve)
	2004	2003	Deteriorate
Standard segment:
Auto – personal	58.2	66.6	(8.4)
Auto – commercial	62.4	53.3	9.1
Homeowners	68.2	75.0	(6.8)
Commercial multi-peril	64.6	80.6	(16.0)
Workers’ compensation	69.8	93.0	(23.2)
Fire and allied lines	55.2	60.8	(5.6)
Other & products liability	70.0	67.6	2.4
Miscellaneous personal & commercial	25.5	28.3	(2.8)

Total Standard	60.9	67.1	(6.2)

Nonstandard segment:
Auto – personal	70.5	75.6	(5.1)

Consolidated	61.5	67.8	(6.3)

          As noted in the above table, all lines of business contributed to the 6.3 point GAAP loss and LAE improvement in 2004 from 2003, except for auto — commercial and other and products liability, which combined represent 17.5% of total earned premiums in 2004. The Company monitors all lines of business paying particular attention to auto — personal, homeowners and workers’ compensation due to the significance these lines have on the profitability of the Company. The auto — personal line continues to be the most significant line of business and therefore has the greatest influence on net income. The homeowners line of business is the Company’s second largest (see earned premium table above) and has been most significantly impacted by weather-related losses in the last two years by the apparent increased severity of storms. Improvement in the loss results in both auto - personal and homeowners is the result of the Company’s efforts to obtain adequate rate increases, maintain effective underwriting guidelines along with the discipline of adhering to these guidelines. Workers’ compensation continues to be the Company’s most volatile line of business due to the risks insured. Workers’ compensation results have been volatile both for the Company and the industry and can have a significant adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. As a result of the Company’s conservative approach, workers’ compensation represents 3% of total earned premium.

          The State Auto standard segment’s GAAP loss and LAE ratio improved 6.3 points in 2004 from 2003, despite being impacted by the record level catastrophe losses described above. For the years 2004 and 2003, catastrophe losses represent 7.5 and 7.3 points of this segment’s GAAP loss and LAE ratios, respectively. Hurricanes Charley, Frances, Jeanne and Ivan accounted for 4.2 points of the 2004 total segment catastrophe loss points and CAT 88 accounted for 4.4 points of the 2003 total catastrophe points. Absent the impact of catastrophe losses in each year, this segment’s GAAP loss and LAE ratio improved 6.4 points in 2004 from 2003.

          The State Auto nonstandard segment’s GAAP loss and LAE ratio improved 5.1 points in 2004 to 70.5 from 75.6 in 2003. The 2004 and 2003 catastrophe losses represent 0.5 points and 1.4 points, respectively, of this segment’s GAAP loss and LAE ratio. Absent the impact of catastrophe losses, this segment’s GAAP loss and LAE ratio improved 4.2 points in 2004 from 2003. The nonstandard automobile segment typically is a more volatile line of business in terms of higher loss frequency than the standard segment. The Company continually monitors this segment’s underwriting performance paying particular attention to rate adequacy and risk selection in states and agencies with unusually high written premium growth.

          Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio”), were 30.2% and 30.4% for the years 2004 and 2003, respectively. As noted above, the Company ceded to Mutual in 2003 $12.8 million in earned premiums under the Stop Loss which increased the GAAP expense ratio for 2003 by 0.4 points.

          Incentive compensation to employees and agents represents potentially significant variable expenses tied directly to the State Auto Group’s insurance operation’s profitability and contributed to the GAAP expense ratio. The incentive profit based compensation plans include a Quality Performance Bonus (“QPB”) Plan that covers substantially all employees and a Quality Performance Agreement (“QPA”) available to all the Company’s independent agencies. QPB is earned quarterly and is based on the quarterly direct underwriting profit of the State Auto Group. For the years ended December 31, 2004 and 2003, QPB accounted for 1.2 and 0.8 GAAP expense ratio points, respectively. As of April 1, 2005, the QPB will be amended to adjust the targeted profitability requirement from a 100.0% statutory direct combined ratio to 98.0% and to implement an annual cap in the amount of QPB earned in any one year to 35.0% of an associate’s annual salary.

          The QPA obligates the Company to share a portion of the underwriting profit generated by the independent agency’s State Auto book of business. The QPA is paid annually in the year after it is earned. While there is a provision in the QPA that causes the percentage of the profit sharing to vary based on overall written premium, there is no bonus earned in the absence of underwriting profit. Based on improvement in the Company’s underwriting results in 2004 as compared to 2003, the Company increased its expected 2004 QPA accrual as compared to 2003. For the years ended December 31, 2004 and 2003, QPA accounted for 1.9 and 1.6 GAAP expense ratio points, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          Interest expense increased $3.6 million (97.3%) to $7.3 million in 2004 from 2003. This increase was the result of an additional $85.5 million of debt, net of repayments, obtained during the last nine months of 2003. See “Liquidity and Capital Resources” for further discussion of the Company’s debt activity in 2004 and 2003.

          The consolidated effective tax rate for 2004 was 27.4% and for 2003 was 23.6%. The increase in the effective tax rate is largely due to the increase in underwriting profit in 2004 versus 2003. Underwriting profit is taxed at approximately 35%. The effective tax rate on net investment income in 2004 was 19.4% versus approximately 20.0% in 2003. Late in 2003, the Company began shifting the investment portfolio to more tax exempt investments.

2003 Compared to 2002

          Net income before federal income taxes for the Company increased $45.5 million (120.0%) to $83.3 million in 2003 from 2002. The most significant factors contributing to this increase were an improvement in the Company’s loss experience from 2002 along with growth in earned premium. The Company’s GAAP loss and LAE ratio reflected a 5.1 point improvement in 2003 from 2002, despite the largest catastrophe loss event in Company history occurring in May 2003.

          Consolidated earned premiums increased $64.0 million (7.1%) to $960.6 million in 2003 from 2002. This increase was primarily the result of premium rate increases across all lines of business (see earned premium table below). The State Auto standard segment contributed a 6.7% increase to consolidated earned premiums in 2003 from 2002, while the State Auto nonstandard segment contributed a 1.2% increase to consolidated earned premiums in the same period. These increases in earned premiums were partly offset by two factors: re-underwriting the Meridian policies migrating on renewal to the State Auto systems platform, as well as the non-renewal of policies due to significant rate increases, execution of underwriting action that the Company believed was necessary to improve the underwriting performance of the Meridian book of business and an increase in premiums ceded to Mutual under the Stop Loss. The Meridian integration also included the migration of Indiana business to affiliate companies outside the Pooled Companies. During the years 2003 and 2002, the STFC Pooled Companies ceded a total of $12.8 million and $1.4 million, respectively, in earned premiums to Mutual in accordance with the Stop Loss arrangement. The effect of the increased premiums ceded reduced consolidated earned premium by 1.2% in 2003 from 2002 (premiums ceded were 1.4% and 0.2% of consolidated earned premium for the years 2003 and 2002, respectively). The Stop Loss ended on December 31, 2003 and was not renewed. See the Stop Loss discussion below regarding loss and loss adjustment expense cession.

          The following table summarizes the consolidated earned premiums by segment and by line of business for the years ended December 31, 2003 and 2002:

	2003		2002
	State	%	State	%
($ millions)	Auto	of Total	Auto	of Total
Standard segment:
Auto – personal	$365.9	38.1	338.3	37.7
Auto – commercial	99.7	10.4	97.1	10.8
Homeowners	148.6	15.5	133.5	14.9
Commercial multi-peril	79.2	8.2	76.2	8.5
Workers’ compensation	32.6	3.4	39.3	4.3
Fire and allied lines	66.7	6.9	58.4	6.5
Other & products liability	56.2	5.8	51.1	5.7
Miscellaneous personal & commercial	29.4	3.1	29.1	3.3

Total Standard	878.3	91.4	823.0	91.8

Nonstandard segment:
Auto – personal	82.3	8.6	73.6	8.2

Grand Total	$960.6	100.0	896.6	100.0

          As reflected in the table above, earned premiums increased from year to year across almost all lines of business, with the exception of workers’ compensation. Overall, the composition of the Company’s book of business did not change significantly from year to year, with the standard auto – personal line continuing to be the Company’s most significant line of business.

          Net investment income increased $4.9 million (8.2%) to $64.6 million in 2003 from 2002. This increase was the result of an increase in invested assets generated by cash flow provided from operations and financing, partly offset by a decline in the investment yield. Total cost of invested assets at December 31, 2003 and 2002 was $1,530.1 million and $1,303.1 million, respectively. Invested assets are comprised of total investments and cash equivalents. Reflecting a decline in the interest rate environment, the annualized investment yields based on average invested assets at cost decreased to 4.6% in 2003 from 4.9% in 2002. The Company manages its investment portfolio to maximize after tax profits. With the Company’s improving loss experience throughout 2003, management began allocating a higher proportion of new monies to tax exempt securities in the fourth quarter of 2003. This reallocation of new monies is expected to result in lower pre-tax investment yields but higher after tax investment income than if

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

the Company continued with the portfolio allocation of 2003. See further discussion regarding investments at the “Liquidity and Capital Resources,” “Investments” and “Market Risk” sections, included in this Item 7.

          The GAAP loss and LAE ratio was 67.8% and 72.9% for the years 2003 and 2002, respectively. See the Stop Loss discussion above regarding earned premiums cessions. For the years 2003 and 2002, the STFC Pooled Companies ceded a total of $5.6 million and $8.8 million, respectively, in losses and loss adjustment expenses to Mutual in accordance with the Stop Loss arrangement. The net effect of the earned premium and losses and loss adjustment expenses cessions under the Stop Loss increased the GAAP loss and LAE ratio by 0.3 point in 2003 and decreased the GAAP loss and LAE ratio by 0.9 point in 2002.

          For the years 2003 and 2002, catastrophe claims contributed 6.8 and 5.6 points, respectively, to the consolidated GAAP loss and LAE ratio. As previously discussed, CAT 88 caused damage in 17 of the Company’s 26 operating states between May 2 and May 11, 2003, and resulted in claims totaling $39.6 million or 4.1 GAAP loss and LAE points for the year 2003. In terms of dollars, CAT 88 remains the largest catastrophe loss event in State Auto history. The second most costly catastrophe loss event occurred in the second quarter of 2002, from a widespread series of storms that included a tornado in the community of La Plata, Maryland (“CAT 61”). Claims resulting from CAT 61 totaled $27.5 million or 3.1 GAAP loss and LAE points for the year 2002. As discussed below, each of the Company’s insurance operating segments was impacted by these catastrophe losses.

          The following table summarizes the consolidated GAAP loss and LAE ratio by segment, by line of business for the years ended December 31, 2003 and 2002, respectively:

			(Improve)
	2003	2002	Deteriorate
Standard segment:
Auto – personal	66.6	68.8	(2.2)
Auto – commercial	53.3	66.5	(13.2)
Homeowners	75.0	85.1	(10.1)
Commercial multi-peril	80.6	89.9	(9.3)
Workers’ compensation	93.0	83.7	9.3
Fire and allied lines	60.8	58.9	1.9
Other & products liability	67.6	77.7	(10.1)
Miscellaneous personal & commercial	28.3	35.5	(7.2)

Total Standard	67.1	72.5	(5.4)

Nonstandard segment:
Auto - personal	75.6	77.8	(2.2)

Consolidated	67.8	72.9	(5.1)

          As noted in the above table, all lines of business contributed to the 5.1 point GAAP loss and LAE improvement in 2003 from 2002, except for workers’ compensation and fire and allied lines which combined represent 10% of total earned premiums in 2003. The Company monitors all lines of business paying particular attention to auto — personal, homeowners and workers’ compensation due to the significance these lines have on the profitability of the Company. The auto — personal line continues to be the most significant line of business and therefore has the greatest influence on net income. The homeowners line of business is the Company’s second largest (see earned premium table above). The loss experience in this line was adversely affected in the last two years by the apparent increased severity of storms; however, due to management’s efforts, its GAAP loss and LAE ratio improved by 10.1 points in 2003 from 2002. Workers’ compensation continues to be the Company’s most volatile line of business due to the risks insured.

          The State Auto standard segment’s GAAP loss and LAE ratio improved 5.4 points in 2003 from 2002, despite being impacted by the record level catastrophe losses described above. For the years 2003 and 2002, catastrophe losses represent 7.3 and 5.9 points, respectively, of which CAT 88 accounted for 4.4 points of the 2003 total catastrophe points and CAT 61 accounted for 3.3 points of the 2002 total catastrophe points. Absent the impact of catastrophe losses, this segment’s GAAP loss and LAE ratio improved 6.8 points in 2003 from 2002. This improvement reflects the Company’s continual emphasis on strict underwriting, which includes taking necessary and appropriate rate increases across most lines of business.

          The State Auto nonstandard segment’s GAAP loss and LAE ratio improved 2.2 points in 2003 to 75.6 from 77.8 in 2002 (see the consolidated GAAP loss and LAE ratio table above, nonstandard auto line). The 2003 and 2002 catastrophe losses represent 1.4 points and 0.8 points, respectively, of the foregoing GAAP loss and LAE ratio. Absent the impact of catastrophe losses, this segment’s GAAP loss and LAE ratio improved 2.8 points in 2003 from 2002. This improvement was primarily driven by significant underwriting action and rate level improvement on the former Meridian nonstandard segment private passenger auto book of business. The Company implemented corrective rate increases on the business that continued to renew on the Meridian systems platform. In addition, all new nonstandard private passenger auto business produced by the former Meridian Mutual agents is now written through the SA National system platform utilizing a more appropriate rating structure as well as credit scoring (as permitted by local law) and “point-of-sale” underwriting tools. The Company continually monitors this segment’s underwriting performance, as it is typically a more volatile line of business than the standard segment, paying particular attention to rate adequacy and risk selection in states and agencies with unusually high premium written growth. Kentucky, this segment’s largest state of operation, had experienced significant written premium growth over the last year, but with

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

unacceptable underwriting results. The Company terminated or suspended eleven fast growing, but extremely unprofitable, nonstandard auto oriented agencies in Kentucky. While this action adversely affected this segment’s premium growth, it is expected to improve long term underwriting results.

          The GAAP expense ratio was 30.4% and 29.5% for the years 2003 and 2002, respectively. One factor contributing to the 0.9 point increase is the Company cession of earned premium under the Stop Loss, which was $12.8 million and $1.4 million in 2003 and 2002, respectively. These earned premium cessions under the Stop Loss increased the Company’s GAAP expense ratio by 0.4 point and less than 0.1 point for the years 2003 and 2002, respectively. The Stop Loss agreement terminated December 31, 2003 and was not renewed. Certain significant variable expenses that are tied directly to the Company’s insurance operation’s profitability also contributed to the increased GAAP expense ratio. These are the Company’s profit sharing plans, the Quality Performance Bonus (“QPB”) that covers substantially all employees and the Quality Performance Agreement or contingent commission agreement (“QPA”) which is available to substantially all the Company’s agents. QPA was 1.6 points and 1.2 points within the GAAP expense ratio in 2003 and 2002, respectively. QPB was 0.8 point and 0.2 point within the GAAP expense ratio in 2003 and 2002, respectively. Excluding the Stop Loss, QPA and QPB effects, the GAAP expense ratio would have been 27.6% and 28.0% for the years 2003 and 2002, respectively. Management reviews the QPB plan and the QPA annually to determine the appropriateness of each bonus’ formula. Any increase in the expense ratio is difficult to accept, but the fact is, that the increase seen this year is largely the result of the Company’s profitable underwriting operations, as discussed above. Notwithstanding these directly profit driven expense increases, expense control has been and remains one of the critical elements of the Company’s success, and the importance of this is regularly communicated to all employees.

          Interest expense increased $1.3 million (55.9%) to $3.6 million in 2003 from 2002. This increase was the result of the additional net $85.5 million of debt obtained as of December 31, 2003 from December 31, 2002 (see discussion included in Liquidity and Capital Resources), partly offset by a decline in the interest rate on the $45.5 million line of credit with Mutual.

          Other expense, as a percentage of earned premiums, was 1.2% and 1.1% for the years 2003 and 2002, respectively. The increase in 2003 other expense is primarily attributable to the legal and other related costs incurred by the Company related to the tender offer initiated by Gregory M. Shepard and his wholly owned company, and other proposals from Mr. Shepard that preceded the tender offer. See Item 3 of this Form 10-K.

          The effective tax expense rates for the years 2003 and 2002 were 23.6% and 2.1%, respectively. Improvement in the Company’s 2003 underwriting results along with an increase in net realized gains on investments and the gradual shift in increasing the fixed maturity portfolio from tax-exempt to taxable securities from 2002 contributed to the tax expense rate increase.

Liquidity and Capital Resources

          Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its needs for both long and short-term cash obligations as they come due. The Company’s significant sources of cash are premiums, investment income, sales of investments and the maturity of fixed maturity investments. The Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

          At December 31, 2004 and 2003, the Company had $64.3 million and $40.0 million, respectively, of cash and cash equivalents and $1,699.1 million and $1,570.3 million, respectively, of total investments at fair value. The majority of the Company’s investment portfolio is traded on public markets.

          Net cash provided by operating activities was $147.6 million, $138.0 million and $126.6 million for the 2004, 2003 and 2002 years, respectively. The significant sources of operating cash flows are derived from underwriting operations and investment income. The increase in the cash flows over the three year period is attributable to improved underwriting and investment income cash flows, offset by increases in cash paid on estimated federal income taxes, interest expense and cash contributions to the Companies defined benefit pension plan (the “Pension Plan”). Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing increased opportunities for investment. The Company utilizes reinsurance agreements to limit its loss exposure and contribute to its liquidity and capital resources. See the discussion of Reinsurance Arrangements included in Item 1 of this Form 10-K.

          During 2004 and 2003, as permitted by regulations of the Internal Revenue Service, the Company contributed $5.0 million and $4.6 million, respectively, to the Company’s Pension Plan on behalf of its employees. There were no contributions to the Pension Plan in 2002. The contribution to the Pension Plan in 2003 was the first year since 1997 that the Company was permitted to make a tax deductible contribution to the Pension Plan under applicable rules. The actuarially determined funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The actuarially determined funding amount to the Pension Plan is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute approximately $7.5 million during 2005 to the Pension Plan, depending on the actuarially determined funding requirements of the Pension Plan.

          Net cash used in investing activities was $130.4 million, $280.2 million and $85.6 million for the 2004, 2003 and 2002 years, respectively. The decreased net investing activities during 2004 was the result of the Company having a smaller amount of cash and cash equivalents available to invest at the beginning of 2004 versus 2003 ($40.0 million in 2004 compared to $96.0 million in 2003), along with a decrease in cash provided by financing activities, as compared to 2003. The 2003 cash used in investing activities reflects the increase in cash flow provided by financing activities discussed below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

          Net cash provided by financing activities was $7.1 million in 2004, $86.2 million in 2003, and $25.0 million in 2002. The decreased net financing activity during 2004 was due to the absence of $85.5 million in net proceeds the Company received in 2003 and $30.0 million in 2002 from the issuance of debt, partly offset by payment of dividends and repurchase of Company common shares. Positively impacting cash flows during 2004 was the Company’s termination of two separate fair value hedge transactions, described below, for a cash settlement of $3.8 million on future net swap payments.

          Impacting cash provided by financing activities during 2003 and 2002 was State Auto Financial’s Board of Directors approving a plan to repurchase shares of its common stock from the public. In March 2002, the Board of Directors of State Auto Financial approved a plan to repurchase up to 1.0 million shares of its common stock from the public over a period extending to December 31, 2003. During 2003 and 2002, the Company repurchased 45,000 and 393,000 shares from the public for a total of $0.7 million and $6.3 million, respectively.

          In conjunction with a plan approved by State Auto Financial’s Board of Directors in 1999 to repurchase shares of its common stock, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million. The interest rate is adjustable annually on each January 1 to reflect adjustments in the then current prime lending rate less 1.75 points, as well as State Auto Financial’s current financial position. The interest rate was 2.25%, 2.50% and 3.00% for 2004, 2003, and 2002, respectively. Beginning January 1, 2005, the interest rate on this credit agreement is 3.50%. Principal is due upon demand, with final payment to be received on or prior to December 31, 2005. At December 31, 2004, State Auto Financial had approximately $38.5 million in cash and invested assets to meet its current operating and debt related obligations that include interest expense and principal repayments. While the Company is considering its options with regard to its outstanding debt to Mutual, if it chooses repayment, the funding is anticipated to be derived from State Auto Financial’s current cash and invested assets as well as cash dividend payments in 2005 from its insurance subsidiaries.

          In May 2003, State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued 30-year, unsecured $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial issued to the Capital Trust 30-year, unsecured $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Proceeds from the Subordinated Debentures were used by State Auto Financial to fund $15.0 million cash capital contribution to SA National. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods from May 22, 2003 thru December 31, 2004 ranged from 5.32% to 6.60%. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company’s adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are no longer consolidated within the accompanying financial statements of the Company.

          In November 2003, State Auto Financial issued $100.0 million unsecured senior notes bearing interest fixed at 6.25% due November 15, 2013 (the “Senior Notes”). Proceeds from the Senior Notes were used by State Auto Financial to fund cash capital contributions to certain of State Auto Financial’s insurance subsidiaries (State Auto P&C $39.0 million and SA National $15.0 million), to repay $15.0 million of bank debt and for general corporate purposes (State Auto Financial has since invested these funds in fixed maturities and common stocks). Interest on the Senior Notes is payable May 15 and November 15 of each year beginning May 15, 2004. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries’ existing and future indebtedness. State Auto Financial may redeem the Senior Notes in whole at anytime or in part from time to time at State Auto Financial’s option, on at least 30 but not more than 60 days’ prior written notice. The redemption price must be equal to the greater of the principal amount of such Senior Notes being redeemed on the redemption date or the make whole amount, based on U.S. Treasury rates as defined by the note, plus in each case, accrued and unpaid interest, if any, on the Senior Notes to the redemption date. The Senior Notes issued contain certain covenants as defined in the Senior Notes, which among other things, limit State Auto Financial and its subsidiaries’ ability to issue indebtedness secured by the capital stock of certain State Auto Financial subsidiaries and sell the capital stock of certain State Auto Financial subsidiaries. The Senior Notes also contain a covenant that requires State Auto Financial to take certain actions in the event it engages in mergers, consolidations or sales of all or substantially all of the assets and prohibits it from engaging in such transaction if State Auto Financial is in default under the Senior Notes. State Auto Financial incurred approximately $1.5 million in issuance cost related to the Senior Notes. The effective interest rate on the Senior Notes, net of issuance costs and interest rate swap transactions discussed below, is 5.83%.

          On October 1, 2003 State Auto Financial entered into an interest rate swap contract for a notional amount of $25.0 million as a hedge on the ten year treasury rate in connection with the forecasted issuance of the Senior Notes. The swap contract was designated as a cash flow hedge and settled on November 6, 2003, the pricing date of the Senior Notes, with the Company receiving $0.8 million in cash. The gain has been recorded in accumulated other comprehensive income and is being amortized into interest expense as the underlying interest expense is recognized for the Senior Notes.

          On November 6, 2003 State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to the six month LIBOR plus 1.25% with LIBOR to be determined the last day of each interest reset period (total 2.47% at December 31, 2003). The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. At December 31, 2003 the fair market value of the fixed to floating interest rate swap was $0.5 million, of which $0.3 million related to net accrued interest to be received and reduced reported interest expense in the period.

          On March 11, 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense.

     On May 6, 2004, State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period. The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. During August 2004, State Auto Financial terminated the interest rate swap contract entered into on May 6, 2004 and received proceeds of $1.8 million. Of the $1.8 million received, $1.5 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.3 million related to net swap payments from inception to termination was recorded as an offset to interest expense.

     During 2003, 2002 and 2001, the Company generated substantial earned premium growth which required capital resources. Earned premiums through the State Auto Pool increased significantly beginning in July 2001 with the addition of the former Meridian Mutual business. Also increasing earned premiums significantly was a pooling participation percentage change from 53% to 80%, effective October 1, 2001. During the years 2003, 2002, and 2001 earned premiums increased 7.1%, 61.5%, and 39.5%, respectively, from the preceding year. At December 31, 2004 and 2003, all of the Company’s insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

     The National Association of Insurance Commissioners (“NAIC”) utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools is 12 key financial ratios that have come to be known in the insurance industry as the “IRIS” ratios. IRIS ratios are derived from financial statements prepared on a statutory accounting basis, which are accounting practices prescribed or permitted by the insurance department with regulatory authority over the Company’s insurance subsidiaries. A “defined range” of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring its operating performance on a statutory accounting basis, the net written premium to statutory surplus ratio (the “leverage ratio”) is monitored to ensure that each of the Company’s insurance subsidiaries continues to operate within the “defined range” of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio.

     The statutory leverage ratios for the Company at December 31, 2004, 2003 and 2002 are as follows:

		2003
Statutory Leverage Ratios(1)	2004	(to 1)	2002
State Auto P&C	1.7	1.9	2.6
Milbank	1.7	2.0	2.4
Farmers	1.5	1.8	2.3
SA Ohio	1.4	1.7	1.8
SA National	1.1	1.5	4.4
Weighted Average	1.6	1.9	2.6

(1) The Company uses the statutory leverage ratio as there is no comparable GAAP measure.
This ratio measures the company’s statutory surplus available to absorb losses.

     These improvements over the three year periods are due to a combination of the capital contributions made by State Auto Financial (State Auto P&C $39.0 million and SA National $30.0 million) from proceeds of the debt securities issued in 2003, improvement in the results of underwriting operations in 2004 and 2003 as well as effective January 1, 2003, the reserving process for statutory reporting began anticipating salvage and subrogation recoverable for each company. Under GAAP, the reserving process has historically anticipated salvage and subrogation recoverable. The Company believes these leverage ratios at December 31, 2004 indicate the financial strength of the Company and its position to support future premium growth.

     On March 4, 2005, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.045 per common share, payable on March 31, 2005, to shareholders of record on March 19, 2005. This is the 55th consecutive cash dividend declared by State Auto Financial’s Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for twelve consecutive years.

     Mutual, whose ownership in State Auto Financial is approximately 65%, has waived its right to receipt of the dividends declared by State Auto Financial since 1994. This is expected to increase the statutory surplus of Mutual. The Standing Independent Committee of the Board of Directors of Mutual (the “Standing Independent Committee”) met in August 2004 and voted to waive Mutual’s dividends that might be declared by the Board of Directors of State Auto Financial, for the period from August 1, 2004 to July 31, 2005, in order to take better advantage of the investment opportunity State Auto Financial represents for Mutual. The Standing Independent Committee will continue to monitor relevant conditions, including but not limited to financial conditions. If in the good faith exercise of the Standing Independent Committee’s business judgment such conditions change in a materially adverse way from those in place currently, it retains the right to revoke its recommendation to waive such dividends as to a particular dividend

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

otherwise payable by State Auto Financial on its common shares, provided that any such revocation shall be effected prior to the declaration of a quarterly dividend by State Auto Financial.

     The maximum amount of dividends that may be paid to State Auto Financial during 2005 by its insurance subsidiaries without prior approval under current law is limited to $94.6 million. The Company is required to notify the insurance subsidiaries’ respective State Insurance Commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

     State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed Risk-Based Capital (“RBC”) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At December 31, 2004, the risk-based adjusted surplus of each of State Auto Financial’s insurance subsidiaries exceeded each of their RBC standards.

     As discussed above, as of January 1, 2005, the Pooling Arrangement was amended to make the Meridian Insurers participants. The pooling participation percentage of the STFC Pooled Companies remained at 80%. In conjunction with this amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005. The following table presents the impact on the Company’s balance sheet on January 1, 2005 relating to the additional net insurance liabilities assumed on this date:

($ millions)
Losses and loss expense payable	$35.3
Unearned premiums	24.0
Deferred policy acquisition costs	(5.3)

Net cash received	$54.0

Other Disclosures

Investments

     Stateco performs investment management services, which comprises the investment management services segment, on behalf of the Company and Mutual and its subsidiaries. The Investment Committee of each insurer’s Board of Directors sets investment policies to be followed by Stateco.

     The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Fixed maturity securities are categorized as available for sale and are carried at fair value. The Company’s Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2004, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

     Despite the volatility in the equity market during 2004 and 2003, the Company continued its direction of moderately increasing its equity portfolio investments to enhance growth of statutory surplus over the long term. Gains and losses on the sale of equity securities are computed using the first-in, first-out method. The Company’s current investment strategy does not rely on the use of derivative financial instruments.

     At December 31, 2004 and 2003, all investments in fixed maturity and equity securities were held as available for sale and therefore are carried at fair value. Other invested assets is comprised of a limited liability partnership and is carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

     The following table provides the composition of the Company’s investment portfolio at December 31, 2004 and 2003, respectively:

($ millions)	2004		2003
Fair value:
Fixed maturities	$1,502.1	88.4%	1,427.9	90.9
Equity securities	193.6	11.4	139.3	8.9
Other invested assets	3.4	0.2	3.1	0.2

Total investments	$1,699.1	100.0%	1,570.3	100.0

     The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

and length of decline in fair value, events impacting the issuer, and overall market conditions. When a security in the Company’s investment portfolio has been determined to have a decline in fair value that is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

     The Company reviewed its investments at December 31, 2004, and determined no additional other than temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At December 31, 2004, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2004.

     The following table provides detailed information on the Company’s investment portfolio for its gross unrealized gains and losses, adjusted for investments with other than temporary impairment at December 31, 2004:

		Gross
	Cost or	unrealized	Gain	Gross	Loss
($ millions)	amortized	holding	number of	unrealized	number of	Fair
Investment Category	cost	gains	positions	holding losses	positions	value
Fixed Maturities:
U.S. Treasury securities & Obligations	$328.2	4.6	71	(1.9)	46	330.9
States & political subdivisions	865.4	42.8	366	(1.8)	72	906.4
Corporate securities	33.1	2.6	21	—	1	35.7
Mortgage-backed securities of
U.S. Gov. Agencies	219.0	5.0	41	(1.1)	23	222.9
Other debt securities	6.2	—	—	—	—	6.2

Total fixed maturities	1,451.9	55.0	499	(4.8)	142	1,502.1
Equity Securities:
Consumer	33.9	6.1	16	(0.3)	3	39.7
Technologies	16.3	2.3	8	(0.2)	1	18.4
Pharmaceuticals	12.3	1.2	4	(0.6)	2	12.9
Financial services	45.0	8.2	21	(0.7)	2	52.5
Manufacturing & other	55.9	14.3	32	(0.1)	4	70.1

Total equity securities	163.4	32.1	81	(1.9)	12	193.6

Other invested assets	3.2	0.2	1	—	—	3.4

Total	$1,618.5	87.3	581	(6.7)	154	1,699.1

     The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are summarized as follows:

	Amortized	Fair
($ millions)	Cost	Value
Due in 1 year or less	$5.2	5.2
Due after 1 year through 5 years	66.4	68.1
Due after 5 years through 10 years	279.6	292.7
Due after 10 years	881.7	913.2

Subtotal	1,232.9	1,279.2
Mortgage-backed securities	219.0	222.9

Total	$1,451.9	1,502.1

     Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

     Included in the 2004 realized losses of fixed maturities below, was $0.2 million recognized related to other than temporary impairment on two fixed maturity securities, which continue to be held by the Company at December 31, 2004. The individual circumstances impacting the other than temporary impairments recognized in 2004 did not impact other investments.

     The securities sold during 2004, were sold to either recognize the gain available, to dispose of the security because of the Company’s opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     Realized gains and losses for the year ended December 31, 2004, are summarized as follows:

	Realized	Fair Value
($ millions)	Gains/Losses	at Sale
Realized gains:
Fixed maturities	$7.6	227.2
Equity securities	4.0	15.1

Total realized gains	11.6	242.3
Realized losses:
Fixed maturities	2.1	73.0
Equity securities	1.9	7.1

Total realized losses	4.0	80.1

Net realized gains on investments	$7.6	162.2

     The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with Company guidelines, generating net investment income, net of applicable fees. Based on terms of the agreement, the Company does not have the right to sell or re-pledge the collateral, unless there is an event of default by the borrower. At December 31, 2004 and 2003, the amount of collateral held was approximately $144.7 million and $193.2 million, respectively.

Market Risk

Investments

     At December 31, 2004, total investments at fair value comprise approximately 84.0% of the Company’s total assets. Of the total investments, 88.4% are invested in fixed maturities, 11.4% in equity securities, and 0.2% in other invested assets. Cash and cash equivalents represent approximately 3.2% of the Company’s total assets at December 31, 2004.

     The Company’s decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company’s liquidity requirements at any given time; and (f) the Company’s current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments.

     The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. At December 31, 2004, the Company’s fixed maturity portfolio had an average maturity of 9.9 years. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. As indicated in the table above, the fixed maturity portfolio is of high quality with all holdings in either Government obligations, municipal, or corporate obligations. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities at December 31, 2004, is presented in tabular form above.

     The Company’s primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Related to the Company’s investment portfolio, the Company has no exposure to foreign currency exchange rate risk nor does it rely on the use of derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company categorizes its fixed maturities as available for sale. The Company does not maintain a trading portfolio.

     The Company’s total investments at fair value grew approximately 8.2% during 2004 to $1,699.1 million at December 31, 2004, from $1,570.3 million at December 31, 2003. This growth was generated primarily from cash flow provided by operations. The increase in unrealized gains on equity securities at December 31, 2004 was offset by a decline in the unrealized gain on fixed maturity securities.

     The equity markets increased during 2004. The net unrealized gain on the Company’s equity portfolio increased $11.9 million to $30.2 million at December 31, 2004. With the increase in the equity markets in 2004, the fixed maturity fair values increased as the interest rate environment continued to fluctuate. The net unrealized gain on the Company’s fix maturity portfolio declined $11.6 million to $50.2 million at December 31, 2004.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following table provides information about the Company’s fixed maturity investments used for purposes other than trading that are sensitive to changes in interest rates. The table presents principal cash flows from maturities, anticipated calls and estimated prepayments, or pay downs from holdings in asset backed securities. The table also presents the average interest rate for each period presented.

	Principal Amount Maturing In:
($ millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed interest rate securities	$8.3	20.9	15.1	28.8	40.2	1,275.0	1,388.3	$1,502.1
Average interest Rate	6.55%	4.53	4.82	4.85	5.42	5.58%

Notes Payable and Hedge

     At December 31, 2004, the Company’s notes payable are summarized as follows:

	Carrying	Fair	Interest
($ millions)	Value	Value	Rate
Senior notes due 2013: issued $100.0 million, November 2003 with fixed interest	$103.5	108.0	6.25%
Subordinated debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	6.60%
Affiliate note payable due on demand prior to December 31, 2005: issued $45.5 million, June 1999 with variable interest adjusting annually	45.5	45.5	2.25%

Total Notes Payable	$164.5	169.0

     Related to the Company’s notes payable, the Company’s primary market risk exposure is to the change in interest rates and its credit rating. Based upon the notes payable carrying value at December 31, 2004, the Company has $61.0 million notes payable with variable interest and $103.5 million notes payable with interest fixed at 6.25%, which equates to approximately 37.1% variable interest debt and 62.9% fixed interest debt. The Company’s decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates, (b) anticipated future market interest rates, (c) availability of fixed versus variable interest instruments, and (d) its currently existing notes payable fixed and variable interest rate position. As noted above, the Company’s notes payable mature staggered over the next 30 years with $45.5 million due in 2005, $103.5 million in 2013 and $15.5 million in 2033.

     See discussion above included in the “Liquidity and Capital Resources” section regarding the Company’s interest rate swap transactions related to its Senior Notes.

Losses and Loss Expenses Payable

     The following table presents the loss and loss expenses payable by major line of business at December 31, 2004 and 2003, respectively:

			%
($ millions)	2004	2003	Change
Automobile – personal standard	$184.9	185.5	(0.3)%
Automobile – personal nonstandard	35.6	37.8	(5.8)
Automobile – commercial	86.2	80.7	6.8
Homeowners	40.4	39.5	2.3
Commercial multi-peril	89.2	89.2	—
Workers compensation	81.6	81.7	(0.1)
Fire and allied lines	18.2	14.3	27.3
Other liability and products liability	115.7	95.7	20.9
Miscellaneous personal & commercial lines	4.1	4.4	(6.8)

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable of $25.9 and $14.2, respectively	$655.9	628.8	4.3%

     Total net losses and loss expenses payable increased 4.3% at December 31, 2004 from 2003, due in part to the total earned premium increase of 4.8% during 2004 from 2003. More of the growth was contributed by commercial lines, where the reserve needs are typically higher due to the extended time necessary to identify and settle claims. Another contributing factor was seasonal catastrophes, mostly coming from hurricanes in

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Florida and a late December freeze in the Midwest. Finally, one exceptionally large liability claim added over 8% to the other liability reserves in 2004. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices.

     The Company’s internal actuarial staff conducts quarterly reviews of projected loss development information to assist management in making estimates of reserves for ultimate losses and loss expenses payable. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, and late reported claims. In addition, reasonableness tests are performed on measures of claim severity, loss ratio, and trend factors, all of which are implicit to the liability estimates.

     Losses and loss expenses payable is management’s best estimate (“MBE”) at a given point in time of what the Company expects to pay claimants, based on known facts, circumstances and historical trends. Reserves for reported losses are established by the Company’s claim division on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The objective of the claims division is to establish ultimate case reserves that are sufficient, but not excessive. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported (“IBNR”) are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. Although management uses many resources to calculate reserves, there is no method for determining the exact ultimate liability.

     Management establishes a reserve for loss adjustment expenses contemplating functions and costs that are not attributable to a specific claim, which are called Unallocated Loss Adjustment Expenses (ULAE). Historical ratios of paid ULAE to paid losses are developed, and then imposed on the current outstanding reserves. The method uses a traditional assumption that 50% of the expenses are realized when the claim is open, and the other 50% are incurred as the loss payments are made. The method also assumes that the underlying claims process and mix of business do not change drastically over time.

     MBE for SA National and the STFC Pooled Companies’ share of the Pooled Companies’ losses and allocated loss expense reserve (“Loss and ALAE Reserve”) at December 31, 2004 is $682.1 million, compared with an actuarial point estimate of $655.0 million that is within a projected range of $618.0 million to $703.0 million. These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the intercompany Pooling Arrangement. Therefore the Company cautions the reader that these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K. Reserve ranges provide a quantification of the variability in the reserve projections, which is often referred to as the standard deviation or error term, while the point estimates establish a mean, or expected value for the ultimate reserve. MBE of loss reserves considers the actuarial point estimate and expected variation to establish an appropriate position within the range.

     The potential impact of loss reserve variability on net income is quantifiable using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach the high point of $703.0 million, the reserve increase of $20.9 million is an after-tax decrease of $13.6 million on net income. Likewise, should losses decline to the low end of $618.0 million, the $64.1 million reserve decrease would add $41.7 million of after-tax net income.

     An important assumption underlying the reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2004, other liability loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of two percent was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary jump could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

     The estimated cumulative impact that this additional, unexpected two percent increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other liability is an increase of $8.2 million on reserves, or a $5.3 million after-tax reduction (assuming a tax rate of 35%) to net income. Inflation changes have much more impact on the longer tail commercial lines like other liability and workers compensation, and much less impact on the shorter tail personal lines’ reserves.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The following table provides a reconciliation of MBE of the Company’s direct Loss and ALAE Reserve to the Company’s net loss and loss expenses payable at December 31, 2004. The STFC Pooled Companies net additional share of transactions assumed from Mutual through the Pooling Arrangement for the year 2004 has been reflected in the table below as Assumed by STFC Pooled Companies:

($ millions)	MBE
Direct Loss and ALAE Reserve (1):
STFC Pooled Companies, National and Mid-Plains	$376.7
Assumed by STFC Pooled Companies	305.4

Total direct loss and ALAE reserve	682.1

Direct unallocated loss adjustment expense (“ULAE”)(1):
STFC Pooled Companies, National and Mid-Plains	23.0
Assumed by STFC Pooled Companies	19.3

Total direct ULAE	42.3

Direct salvage and subrogation recoverable:
STFC Pooled Companies, National and Mid-Plains	(18.9)
Assumed by STFC Pooled Companies	(8.3)

Total direct salvage and subrogation recoverable	(27.2)

Reinsurance recoverable	(25.9)
Assumed reinsurance	4.1
Reinsurance assumed by STFC Pooled Companies	(19.5)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $25.9	$655.9

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

     The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience being different from historical data and trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company’s results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

     In the preceding paragraphs, the Company has offered a description of certain factors management considers in estimating the ultimate liability for losses and loss expenses. With respect to the auto line of business, which represents almost half of the Company’s total reserves, perhaps the most significant external variable is legal developments. As discussed in “Impact of Significant External Factors” below, court decisions have a significant impact on the property and casualty insurance industry. Some of these decisions have a more prospective effect as, for example, when contract provisions relating to third party coverages are construed in ways not anticipated by the Company. Other court decisions may have more of a retroactive effect which may be seen more clearly in the auto insurance line. Auto insurance tends to be a line of business more regulated by statutes; consequently, the courts tend to have more of an opportunity to construe and apply those statutes to existing contracts. Uninsured motorists and underinsured motorists (collectively “UM”) are statutory coverages in almost every state where the Company does business. When courts of appeal construe UM statutes adversely to the Company and the industry, the effect of that decision is typically retroactive, because, legally speaking, when the court interprets a statute it is as though the statute was always construed in the manner that the court determined. This retroactive effect is exacerbated in UM cases (and other first party coverage cases) because the statute of limitations applicable to UM claims and other first party coverages can be as long as 15 years. Claims that had been closed or not even presented, going back as long as fifteen years, can be re-born by an adverse court decision. The Company considers the impact of adverse court decisions of which it has become aware when it sets ultimate loss and LAE reserves for auto insurance as well as other lines to the extent those lines may be retroactively affected by such matters.

     The effect of court decisions is also apparent in the commercial lines of coverages such as commercial multi-peril and other liability and products liability. Courts can expand coverage or void exclusions which can increase the Company’s exposure to claims. Some of these third party claims may still be brought within the statute of limitations applicable to such third party claims and expose the Company to some retroactive liabilities. These liabilities are sought to be addressed by the ultimate loss and LAE reserve that is the Company’s estimate of loss and loss expenses payable.

     It is not feasible to quantify the impact of judicial decisions that may have retroactive effect because the Company cannot foresee, among the range of issues that are litigated every day in courts in each state in which the Company does business, which cases will be decided adversely and how such decisions will actually apply to the Company.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The property and casualty industry has had significant loss experience from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $4.5 million, and environmental reserves are $5.1 million, for a total of $9.6 million, or 1.5% of net reserves. Because the Company has insured primarily product retailers and distributors, not manufacturers, incurred losses have not been significant from asbestos and environmental claims activity.

     The reserve estimates do not contemplate substantial loss from any mass torts, including those already listed above, or others not known at this time. In addition, there is no provision in the reserves for a major retroactive expansion of coverage through judicial interpretation. If these assumptions prove to be incorrect, ultimate liabilities could increase substantially. The Company’s Claims, Underwriting, and Actuarial staff track separately all claims within the family of mass torts, and respond accordingly as information becomes known.

     A tabular presentation of the current year $22.2 million favorable development broken down by accident year is shown below derived from the Company’s 2004 and 2003, 10 year loss development table, as presented in the Reserves section of the Company’s Form 10-K, “Narrative Description of Business” section. The development is measured in dollars and as a percentage of the total December 31, 2004, net loss and loss expense payable:

	Current year	% of
	development	12/31/2004
($ millions)	of ultimate liability	total net loss and
Accident	redundancy	loss expenses
year	(deficiency)	payable

1994 and prior	$(1.9)	(0.29)
1995	(1.2)	(0.18)
1996	(0.7)	(0.11)
1997	(1.6)	(0.24)
1998	(0.4)	(0.06)
1999	(2.1)	(0.32)
2000	0.9	0.14
2001	(2.3)	(0.35)
2002	3.7	0.56
2003	27.8	4.24

Total	$22.2	3.39

     In management’s opinion, the 3.39% current year development, given the breakdown by accident year, is well within normal expectations for reserve development and claim settlement uncertainty.

Contractual Obligations

     Included in the table are the estimated payments to be made with respect to the Company’s notes payable and in the settlement of direct loss and ALAE reserves:

		Due	Due after	Due after
		1 year	1-3	3-5	Due
($ millions)	Total	or less	years	years	after 5 years

Direct loss and ALAE reserves(1)	$682.1	277.2	229.1	86.5	89.3

Notes Payable:
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$103.5	—	—	—	103.5
Subordinated debentures due 2033: issued $15.5, May 2003 with variable interest adjusting quarterly	15.5	—	—	—	15.5
Affiliate note payable due on demand prior to December 31, 2005: issued $45.5, June 1999 with variable interest adjusting annually	45.5	45.5	—	—	—

Total Notes Payable	$164.5	45.5	—	—	119.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

(1) The Company’s actuarial department derived expected payment patterns separately for the direct loss and ALAE reserves. These patterns were applied to the December 31, 2004, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do no represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

     Lease and other purchase obligations are allocated to the Company through the Pooling Arrangement.

New Accounting Standards

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure only will no longer be an alternative. The Statement provides two alternative methods of adoption: the modified prospective transition or the modified retrospective transition. Under the modified prospective method, unvested stock based awards, that were granted prior to adoption, will continue to be accounted for in accordance with Statement 123 except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under Statement 123. The Company has not elected a transition method. Statement 123(R) must be adopted no later than July 1, 2005.

Impact of Significant External Factors

     Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to the limitations of modeling economic variables. General inflation, as measured by the CPI, has been relatively modest over the last several years; however, price inflation on the goods and services purchased by insurance companies in settling claims has been steadily increasing. In particular, repair costs for homes, autos, and commercial buildings, and medical care costs, have risen disproportionately over the last few years. Costs for building materials typically rise dramatically following substantial natural catastrophes such as the industry experienced in Florida and adjacent states in 2004. The Company continues to adjust its pricing projections as loss cost trends change in order to ensure premiums keep pace with inflation in all lines of business.

     The Company considers inflation when estimating liabilities for losses and loss expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss expenses are management’s best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

     The Company is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant’s rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer’s profitability. They also create pressure on rates charged for coverages adversely affected, and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer. The Company may also be adversely affected by regulatory actions on matters within the jurisdiction of the various insurance departments where the Company does business or has entities domiciled.

     After credit scoring, the industry’s use of which has been limited to varying extents by certain states’ laws, the next most predictive underwriting report available to insurers is previous loss information. Third party vendors obtain loss information from insurers based on the insured, the vehicle and/or the property location. As insurers write new business the database is accessed to analyze any loss experience of the insured, vehicle and/or property location. Many times insurer’s premium rates will be adjusted to reflect the loss experience accessed from these databases. In some cases the overall acceptability of the insured’s application in the standard market may be determined by these reports. During the last few years, use of this loss information database product by the insurance industry as a predictive underwriting tool has been challenged by several west coast states and most recently in a few of the Company’s states of operation. While it is too soon to determine states’ reaction to the utilization of these database systems, any restrictive regulation of the full use of these underwriting reports could have an adverse impact on the Company as it has utilized these database systems for several years as an underwriting tool. Since such regulation is applicable to all companies writing business which utilize these reports, the Company does not expect to suffer a competitive disadvantage.

     The Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) established a temporary federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act, it must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury (“subject losses”). In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the “Program”) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. The Company’s deductible under this federal Program is approximately $63.9 million for 2005, subject to final rules to be established by the U.S. Treasury. Under the Terrorism Act, commercial property and casualty insurers

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Act and that do not arise out of nuclear, biological or chemical agents. This is currently scheduled to sunset at year end 2005. If it does not continue in place, none of the foregoing would be applicable and each carrier would have to make its own decisions with respect to terrorism insurance. The Company’s current property reinsurance treaties exclude certified acts of terrorism. If the Terrorism Act expires, those treaties will likely be revised to exclude acts of terrorism as defined within the treaties. Likewise, if the Terrorism Act expires, the Company will pursue changes to its direct commercial policies to exclude acts of terrorism as defined within its policies.

Trends and Uncertainties

     The Company has identified certain trends and uncertainties that have the potential to significantly affect the Company’s business and the property and casualty insurance industry. The Company considers these risks in the management of the Company operations:

Increased price competition

Increased price competition can have the effect of decreasing the rate of growth of earned premiums, as well as decreasing earned premiums, as the Company’s underwriting philosophy is not consistent with risk selection at a price below which management believes is adequate.

Declining investment rate of return and volatile investment market

The declining investment rate of return can decrease the rate of growth of investment income, as well as decrease investment income and net income. The Company invests for an adequate return with a focus on principal preservation risk. The volatile investment market and related investment valuation can affect the insurers’ statutory surplus and stockholders’ equity as the fair value of investments fluctuates.

Increased frequency and severity of storm losses, including catastrophes and increasing health care costs

The increased frequency and severity of storm losses and rising health care costs can have the effect of increasing losses and decreasing operating profits. While the Company does not write health care insurance, rules affecting health care services can affect other insurance that is written by the Company, including workers’ compensation and commercial and personal automobile and liability insurance. Management considers these trends and uncertainties in the writing and pricing of policies. Because of the Company’s growth and planned greater geographic dispersion of risk, the loss ratio point impact of recent catastrophes has not been as severe as catastrophe losses several years ago that had fewer loss dollars associated with them.

Increased consolidation of the property and casualty insurance industry

Consolidation continues within the property and casualty insurance industry which can increase competition by creating insurance companies with more resources and capital. As demonstrated over the years, the Company has acquired and successfully integrated insurance companies in the past and considers acquisition opportunities as they arise. The Company believes acquisitions will be an important part of its growth strategies.

Changing product distribution channels

Company management monitors the changing product distribution channels, along with its changing relationships with agencies and consolidation occurring within the agency distribution system itself. The Company remains committed to cultivating strong relationships with its agencies and to selling insurance products through the independent agency system.

New and changing insurance risks such as asbestos, mold, silica and acts of terrorism

The Company considers the expanding scope of insurance risks, such as asbestos, mold, silica and acts of terrorism, in its pricing, writing of policies and drafting policy forms.

Bad faith claims

In at least two of the states where the Company does business, the law permits a plaintiff/claimant to bring an action directly against the Company, as opposed to its insured, for “third party bad faith.” This right creates a certain amount of negotiating leverage for plaintiffs in those states that might not otherwise exist and presents an exposure to loss to the Company.

Business continuity planning

The Company has established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While the Company continues to test and assess its business continuity plan to ensure it meets the needs of the Company’s core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed in the occurrence of such an event.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Forward-Looking Statements; Certain Factors Affecting Future Results

     Statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from those projected. Forward-looking statements may be identified, preceded by, followed by, or otherwise include, without limitation, words such as “plans,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions. The following factors, among others, in some cases have affected and in the future could affect the Company’s actual financial performance.

•	The Company maintains loss reserves to cover its estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. The Company refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company records adjustments to reserves in the results of operations for the periods in which the estimates are changed. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate. If the Company concludes that estimates are incorrect and reserves are inadequate, the Company is obligated to increase its reserves. An increase in reserves results in an increase in losses and a reduction in the Company’s net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on the Company’s results of operations, liquidity, and financial condition.

•	The Company’s insurance operations expose it to claims arising out of catastrophic events. The Company has experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in the Company’s financial results for any fiscal quarter or year and could materially reduce the Company’s profitability or harm the Company’s financial condition. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, windstorms, earthquakes, explosions, severe winter weather, and fires, none of which are within the Company’s control. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. The geographic distribution of the Company’s business subjects it to catastrophe exposure from hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states, and Mid-Atlantic regions. The Company does have in place very specific underwriting guidelines designed to provide spread of risk and control aggregate exposures in those areas most exposed to natural catastrophes. Catastrophe losses can vary widely and could significantly exceed the Company’s recent historic results. The frequency and severity of catastrophes are inherently unpredictable.

•	The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect the Company’s business volume and profitability. Although the reinsurer is liable to the Company to the extent of the ceded reinsurance, the Company remains liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate the Company’s obligation to pay claims. The Company is subject to credit risk with respect to the Company’s ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect the Company against losses and may not be available to the Company in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in the Company’s inability to collect or recover reinsurance.

•	Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in the Company and in its ability to market its products. A downgrade in the Company’s financial strength ratings could, among other things, negatively affect the Company’s ability to sell certain insurance products, the Company’s relationships with agents, new sales, and the Company’s ability to compete.

•	The Company markets its insurance products through independent, non-exclusive insurance agents, whereas some of the Company’s competitors sell their insurance products through insurance agents who sell products exclusively for one insurance company. If the Company is unsuccessful in attracting and retaining productive agents to sell the Company’s insurance products, the Company’s sales and results of operations could be adversely affected. The agents that market and sell the Company’s products also sell the Company’s competitors’ products. These agents may recommend the Company’s competitors’ products over the Company’s products or may stop selling the Company’s products altogether. Additionally, the Company competes with the Company’s competitors for productive agents, primarily on the basis of the Company’s financial position, support services and compensation and product features.

•	Mutual and the Company have acquired other insurance companies, and it is anticipated that Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company’s operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company’s financial performance.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	The Company’s operations are subject to changes occurring in the legislative, regulatory and judicial environment. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level; state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally; class action and other litigation involving the Company, its affiliates, or the insurance industry generally; and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company’s control.

•	The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies’ underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance and laws regulating underwriting “tools.” These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

•	The property and casualty insurance industry is highly competitive. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program. See “Marketing” in the “Narrative Description of Business” in Item 1 of this Form 10-K.

•	The Company is subject to numerous other factors which affect its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to the control of the Company by Mutual.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

     “Qualitative and Quantitative Disclosures About Market Risk” is included in Item 7 of this Form 10-K under Market Risk.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are as follows:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 9, 2005

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
State Auto Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that State Auto Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that State Auto Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Auto Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 9, 2005

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

	December 31
(in millions, except per share amount)	2004	2003
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,451.9 and $1,366.1, respectively)	$1,502.1	1,427.9
Equity securities, available for sale, at fair value (cost $163.4 and $121.0, respectively)	193.6	139.3
Other invested assets, at fair value (amortized cost $3.2 and $3.0, respectively)	3.4	3.1

Total investments	1,699.1	1,570.3

Cash and cash equivalents	64.3	40.0
Deferred policy acquisition costs	97.5	87.1
Accrued investment income and other assets	49.9	52.5
Due from affiliate	10.5	—
Net prepaid pension expense	54.9	51.4
Reinsurance recoverable on losses and loss expenses payable (affiliates $5.7)	25.9	14.2
Prepaid reinsurance premiums (affiliates $3.0 and $3.9, respectively)	8.3	8.4
Current federal income taxes	—	0.2
Property and equipment, at cost, net of accumulated depreciation of $4.8 and $4.4, respectively	13.3	12.5

Total assets	$2,023.7	1,836.6

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $296.9 and $303.9, respectively)	$681.8	643.0
Unearned premiums (affiliates $112.9 and $121.3, respectively)	415.0	404.3
Notes payable (affiliates $61.0)	164.5	161.2
Postretirement benefit liabilities	80.1	74.3
Other liabilities	20.2	8.6
Current federal income taxes	0.7	—
Deferred federal income taxes	3.2	2.0
Due to affiliates	—	0.9

Total liabilities	1,365.5	1,294.3

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 44.7 and 44.2 shares issued, respectively, at stated value of $2.50 per share	111.8	110.4
Less 4.6 treasury shares, at cost	(56.5)	(55.8)
Additional paid-in capital	64.1	56.7
Accumulated other comprehensive income	53.1	53.0
Retained earnings	485.7	378.0

Total stockholders’ equity	658.2	542.3

Total liabilities and stockholders’ equity	$2,023.7	1,836.6

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

	Year ended December 31
($ millions, except per share amounts)	2004	2003	2002

Earned premiums (ceded to affiliate $657.8, $603.8 and $506.8, respectively)	$1,006.8	960.6	896.6
Net investment income	71.8	64.6	59.7
Net realized gains on investments	7.6	10.6	5.9
Other income (affiliates $3.9, $3.7 and $3.2, respectively)	6.2	5.9	5.3

Total revenues	1,092.4	1,041.7	967.5

Losses and loss expenses (ceded to affiliate $395.5, $387.6 and $368.8, respectively)	619.2	651.2	653.5
Acquisition and operating expenses	304.3	291.8	264.4
Interest expense (affiliates $1.9, $2.8 and $2.3, respectively)	7.3	3.7	2.3
Other expenses	10.0	11.7	9.5

Total expenses	940.8	958.4	929.7

Income before federal income taxes	151.6	83.3	37.8

Federal income tax expense (benefit):
Current	40.5	17.1	8.2
Deferred	1.1	2.6	(7.4)

Total federal income taxes	41.6	19.7	0.8

Net income	$110.0	63.6	37.0

Earnings per common share:
Basic	$2.76	1.62	0.95

Diluted	$2.70	1.58	0.93

Dividends paid per common share	$0.17	0.15	0.14

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

	Year ended December 31
(in millions)	2004	2003	2002
Common shares:
Balance at beginning of year	44.2	43.5	43.0
Issuance of shares	0.5	0.7	0.5

Balance at end of year	44.7	44.2	43.5

Common stock:
Balance at beginning of year	$110.4	108.8	107.6
Issuance of shares	1.4	1.6	1.2

Balance at end of year	111.8	110.4	108.8

Treasury shares:
Balance at beginning of year	4.6	4.5	4.1
Shares acquired on stock option exercises	—	—	—
Shares acquired under repurchase program	—	0.1	0.4

Balance at end of year	4.6	4.6	4.5

Treasury stock:
Balance at beginning of year	$(55.8)	(54.3)	(47.6)
Shares acquired on stock option exercises	(0.7)	(0.8)	(0.4)
Shares acquired under repurchase program	—	(0.7)	(6.3)

Balance at end of year	(56.5)	(55.8)	(54.3)

Additional paid-in capital:
Balance at beginning of year	$56.7	50.4	47.1
Issuance of common stock	4.9	3.9	2.2
Tax benefit from stock options exercises	2.3	2.1	0.9
Stock options granted	0.2	0.3	0.2

Balance at end of year	64.1	56.7	50.4

Accumulated other comprehensive income:
Balance at beginning of year	$53.0	42.5	12.0
Unrealized gains on investments, net of tax and reclassification adjustment	0.2	9.7	30.5
Gain on derivative used in cash flow hedge	—	0.8	—
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	—

Balance at end of year	53.1	53.0	42.5

Retained earnings:
Balance at beginning of year	$378.0	316.4	281.1
Net income	110.0	63.6	37.0
Cash dividends paid	(2.3)	(2.0)	(1.7)

Balance at end of year	485.7	378.0	316.4

Total stockholders’ equity at end of year	$658.2	542.3	463.8

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

	Year ended December 31
($ millions)	2004	2003	2002
Cash flows from operating activities:
Net income	$110.0	63.6	37.0
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, net	8.7	8.8	5.6
Net realized gains on investments	(7.6)	(10.6)	(5.9)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(10.4)	(9.2)	(10.8)
Accrued investment income and other assets	2.1	0.1	(10.1)
Net prepaid pension expense	(3.5)	(4.7)	(3.4)
Postretirement benefit liabilities	5.8	7.5	9.5
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(11.6)	(6.2)	2.4
Other liabilities and due to/from affiliates, net	0.2	16.5	(18.1)
Losses and loss expenses payable	38.8	42.1	77.1
Unearned premiums	10.7	26.4	48.5
Federal income taxes	4.4	3.7	(5.2)

Net cash provided by operating activities	147.6	138.0	126.6

Cash flows from investing activities:
Purchase of fixed maturities – available for sale	(487.5)	(566.1)	(507.6)
Purchase of equity securities – available for sale	(62.5)	(72.6)	(22.1)
Purchase of other invested assets	(0.2)	(7.6)	(1.9)
Maturities, calls and pay downs of fixed maturities – held to maturity	—	—	8.2
Maturities, calls and pay downs of fixed maturities – available for sale	98.5	84.9	61.5
Sale of fixed maturities – available for sale	300.3	275.4	363.6
Sale of equity securities – available for sale	22.3	6.1	12.7
Net additions of property and equipment	(1.3)	(0.3)	—

Net cash used in investing activities	(130.4)	(280.2)	(85.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	5.6	4.7	3.0
Payments to acquire treasury shares	—	(0.7)	(6.3)
Payment of dividends	(2.3)	(2.0)	(1.7)
Proceeds from terminating hedge derivatives	3.8	0.8	—
Proceeds from issuance of debt	—	115.5	30.0
Debt issuance costs	—	(2.1)	—
Payment of debt	—	(30.0)	—

Net cash provided by financing activities	7.1	86.2	25.0

Net increase (decrease) in cash and cash equivalents	24.3	(56.0)	66.0

Cash and cash equivalents at beginning of year	40.0	96.0	30.0

Cash and cash equivalents at end of year	$64.3	40.0	96.0

Supplemental disclosures:
Interest paid (affiliate $1.9, $2.8, and $2.2, respectively)	$8.2	3.2	2.3

Federal income taxes paid	$37.2	15.9	6.0

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

The consolidated financial statements include State Auto Financial Corporation (State Auto Financial) and its wholly-owned subsidiaries:

•	State Auto Property and Casualty Insurance Company (State Auto P&C), a South Carolina corporation
•	Milbank Insurance Company (Milbank), a South Dakota corporation
•	Farmers Casualty Insurance Company (Farmers), an Iowa corporation
•	State Auto Insurance Company of Ohio (SA Ohio), an Ohio corporation
•	State Auto National Insurance Company (SA National), an Ohio corporation
•	Stateco Financial Services, Inc. (Stateco), an Ohio corporation
•	Strategic Insurance Software, Inc. (S.I.S.), an Ohio corporation.

          Mid-Plains Insurance Company (Mid-Plains), an Iowa corporation, a wholly-owned subsidiary of Farmers, was dissolved effective December 29, 2004. Its results of operations are included in these consolidated financial statements up through the date of dissolution and through December 31, 2004, by virtue of an assumption reinsurance agreement with SA National.

          The financial statements include the operations and financial position of 518 Property Management and Leasing, LLC (518 PML), whose members are State Auto P&C and Stateco.

          State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of State Automobile Mutual Insurance Company (Mutual), an Ohio corporation. State Auto Financial and subsidiaries are referred to herein as the “Companies” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

b.	Description of Business

          The Company, through State Auto P&C, Milbank, Farmers and SA Ohio, provides standard personal and commercial insurance to its policyholders. The Company’s principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard automobile insurance. State Auto P&C, Milbank, Farmers, SA Ohio, and SA National operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, through an independent insurance agency system. State Auto P&C, Milbank, Farmers, SA Ohio, and SA National are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa, and Ohio (SA Ohio and SA National), respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the Departments) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with Mutual. The nature of the underlying policies and geographical distribution of underwriting activity is similar to the Company.

          Through State Auto P&C, the Company provides management and operation services under management agreements for all insurance and non-insurance affiliates.

          Through Stateco, the Company provides investment management services to affiliated companies.

          The Company, through S.I.S., develops and sells software for the processing of insurance transactions, database management for insurance agents and electronic interfacing of information between insurance companies and agencies. S.I.S. sells services and products to insurance agencies and nonaffiliated insurers and their agencies. S.I.S. also delivers services and sells products to affiliated entities.

          518 PML, an Ohio limited liability company, was formed to engage in the business of owning and leasing real and personal property to the Company’s affiliates.

c.	Basis of Presentation

          The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting practices followed by State Auto P&C, Milbank, Farmers, SA Ohio, and SA National that are prescribed or permitted by the Departments.

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended, and the accompanying notes to the financial statements. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

          Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable. In connection with the determination of this estimate, management uses historical data and current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. These estimates by their nature are subject to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

uncertainties for various reasons. The Company’s results of operations and financial condition could be impacted in the future should the ultimate payments required to settle claims vary from the amount of the liability currently provided.

          Certain items in the prior period consolidated financial statements have been reclassified to conform to the 2004 presentation.

d.	Investments

          At December 31, 2004 and 2003, all investments in fixed maturity and equity securities were classified as available for sale and therefore are carried at fair value. Other invested assets are comprised of limited liability partnership and other investments that are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income. Gains and losses on the sale of investments are computed using the first-in, first-out method.

          The Company regularly monitors its investments that have fair value less than the carrying amount for signs of other than temporary impairment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, and events impacting the issuer. When other than temporary impairment is recognized, the investment cost is written down to fair value of the date the determination is made and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value.

e.	Cash Equivalents

          The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

f.	Deferred Policy Acquisition Costs

          Acquisition costs, consisting of commissions, premium taxes, and certain underwriting expenses that relate to and vary with the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned, without credit for anticipated investment income. These amounts are based on estimates and accordingly, the actual realizable value may vary from the estimated realizable value. Net deferred policy acquisition costs for the year ended December 31, are:

($ millions)	2004	2003	2002

Balance, beginning of year	$87.1	77.9	67.1

Acquisition costs deferred	246.6	253.5	235.1
Amortized to expense	(236.2)	(244.3)	(224.3)

Balance, end of year	$97.5	87.1	77.9

g.	Federal Income Taxes

          The Company files a consolidated federal income tax return, and pursuant to a written tax sharing agreement, each entity within the consolidated group pays its share of federal income taxes based on separate return calculations.

          Income taxes are accounted for using the liability method. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

h.	Losses and Loss Expenses Payable

          Losses and loss expenses payable are based on formula and case-basis estimates for reported claims, and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $27.2 million and $26.8 million at December 31, 2004 and 2003, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly there can be no assurance that the ultimate liability will not vary from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Salvage and subrogation recoverables are estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

i.	Premium

          Premiums are recognized as earned using the monthly pro rata method over the contract period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

j.	Derivatives

          As part of the Company’s management of its exposure to fluctuations in interest rates, the Company utilizes interest rate swap agreements in connection with its $100.0 million 6.25% senior notes. At December 31, 2004, there are no agreements outstanding (see Note 7). The interest rate swap agreements are accounted for in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires all derivatives to be recorded at fair value on the consolidated balance sheet.

          At the time a derivative contract is entered into, the Company formally documents and designates the derivative as either a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company does not have any derivative contracts hedging foreign currencies or derivative contracts held for speculative purposes. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

k.	Other Comprehensive Income

          Comprehensive income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and represents net unrealized gains and losses on available for sale fixed maturities, equity securities, other invested assets, and derivative instruments.

          Separate presentation of the accumulated balance of other comprehensive income within the equity section of the statement of financial position is also required. The Company has presented the required displays of total comprehensive income and its components, within the “Consolidated Statements of Stockholders’ Equity.” See additional disclosures at Note 14.

l.	Stock Compensation

          The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock incentive plans using the intrinsic value method to account for stock-based compensation. Had compensation cost for the Company’s plans been determined based on the fair values at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company’s pro-forma net earnings and net earnings per share information would have been as follows:

Pro-forma Fair Value Method:
($ millions, except per share amounts)	2004	2003	2002

Net income as reported	$110.0	63.6	37.0
Less pro-forma stock compensation expense, net of tax	(2.8)	(1.7)	(1.4)

Pro-forma net income	$107.2	61.9	35.6

Pro-forma net earnings per common share
Basic	$2.69	1.58	0.91

Diluted	$2.57	1.51	0.89

          The fair value of options granted to employees and directors in 2004, 2003 and 2002 were estimated at the date of grant using the Black-Scholes option-pricing model.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          The weighted average fair values and related assumptions for options granted were as follows:

	2004	2003	2002

Fair value	$13.08	7.09	6.09
Expected dividend yield	0.74%	0.79%	0.94%
Risk free interest rate	4.21%	2.73%	4.20%
Expected volatility factor	0.36	0.37	0.33
Expected life in years	6.8	7.2	6.8

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

m.	New Accounting Standards

          On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure only will no longer be an alternative. The Statement provides two alternative methods of adoption: the modified prospective transition or the modified retrospective transition. Under the modified prospective method, unvested stock based awards, that were granted prior to adoption, will continue to be accounted for in accordance with Statement 123 except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under Statement 123. The Company has not elected a transition method. Statement 123(R) must be adopted no later than July 1, 2005.

2.	Investments

          During 2004, the Company recognized realized losses of $0.2 million on its fixed maturity portfolio, and in 2003 and 2002, $0.3 million and $2.2 million, respectively, on its equity security portfolio. The Company reviewed its investments at December 31, 2004, and determined no additional other than temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment.

          Realized and unrealized gains and losses for the year ended December 31, are summarized as follows:

($ millions)	2004	2003	2002
Realized gains:
Fixed maturities, available for sale	$7.6	12.2	12.7
Equity securities	4.0	0.7	2.0

Total realized gains	11.6	12.9	14.7
Realized losses:
Fixed maturities, available for sale	2.1	0.3	2.8
Equity securities	1.9	2.0	6.0

Total realized losses	4.0	2.3	8.8

Net realized gains on investments	$7.6	10.6	5.9

Change in unrealized gains (losses):
Increase (decrease) in unrealized holding gains – fixed maturity securities	$(11.6)	(5.5)	58.5
Increase (decrease) in unrealized holding gains – equity securities	11.9	20.4	(11.6)
Increase in unrealized holding gains – other invested assets	0.1	0.1	—
Change in deferred unrealized gain	—	(0.1)	—
Deferred federal income taxes thereon	(0.2)	(5.2)	(16.4)

Increase in net unrealized holding gains	$0.2	9.7	30.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          The cost or amortized cost and fair value of the Company’s investments are summarized as follows:

		Gross	Gross
	Cost or	unrealized	unrealized
($ millions)	amortized	holding	holding	Fair
Available for sale at December 31, 2004:	cost	gains	losses	value

U.S. Treasury securities and obligations of U.S. government agencies	$328.2	4.6	(1.9)	330.9
Obligations of states and political subdivisions	865.4	42.8	(1.8)	906.4
Corporate securities	33.1	2.6	—	35.7
U.S. government agencies mortgage-backed securities	219.0	5.0	(1.1)	222.9
Other debt securities	6.2	—	—	6.2

Total fixed maturities	1,451.9	55.0	(4.8)	1,502.1
Equity securities	163.4	32.1	(1.9)	193.6
Other invested assets	3.2	0.2	—	3.4

Total	$1,618.5	87.3	(6.7)	1,699.1

		Gross	Gross
	Cost or	unrealized	unrealized
($ millions)	amortized	holding	holding	Fair
Available for sale at December 31, 2003:	cost	gains	losses	value

U.S. Treasury securities and obligations of U.S. government agencies	$366.5	8.0	(1.8)	372.7
Obligations of states and political subdivisions	676.4	46.5	(0.6)	722.3
Corporate securities	98.7	6.8	(0.1)	105.4
U.S. government agencies mortgage-backed securities	218.0	4.7	(1.7)	221.0
Other debt securities	6.5	—	—	6.5

Total fixed maturities	1,366.1	66.0	(4.2)	1,427.9
Equity securities	121.0	19.8	(1.5)	139.3
Other invested assets	3.0	0.1	—	3.1

Total	$1,490.1	85.9	(5.7)	1,570.3

          Deferred federal income taxes on the net unrealized holding gain for available for sale investments was $28.3 million and $28.1 million at December 31, 2004 and 2003, respectively.

          At December 31, 2004 and 2003, there were no investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2004 and 2003. The following tables show the Company’s investments gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003:

At December 31, 2004	Less than 12 months			12 months or more			Total
Description of			Number			Number			Number
Securities	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
($ millions, except number of positions)	Value	Losses	Positions	Value	Losses	Positions	Value	Losses	Positions
U.S. Treasury securities and obligations of U.S. government agencies	$132.8	(1.9)	48	—	—	—	132.8	(1.9)	48
Obligations of states and political subdivisions	137.6	(1.7)	71	2.5	(0.1)	1	140.1	(1.8)	72
Corporate securities	2.2	—	1	—	—	—	2.2	—	1
U.S. government agencies mortgage backed securities	67.4	(0.5)	13	21.1	(0.6)	8	88.5	(1.1)	21

Total fixed maturities	340.0	(4.1)	133	23.6	(0.7)	9	363.6	(4.8)	142
Equity securities	20.2	(1.9)	11	1.1	—	1	21.3	(1.9)	12

Total temporarily impaired securities	$360.2	(6.0)	144	24.7	(0.7)	10	384.9	(6.7)	154

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

At December 31, 2003	Less than 12 months			12 months or more			Total
Description of			Number			Number			Number
Securities	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
($ millions, except number of positions)	Value	Losses	Positions	Value	Losses	Positions	Value	Losses	Positions
U.S. Treasury securities and obligations of U.S. government agencies	$83.4	(1.8)	24	—	—	—	83.4	(1.8)	24
Obligations of states and political subdivisions	33.9	(0.6)	17	—	—	—	33.9	(0.6)	17
Corporate securities	6.4	(0.1)	2	—	—	—	6.4	(0.1)	2
U.S. government agencies mortgage backed securities	111.7	(1.7)	24	—	—	—	111.7	(1.7)	24

Total fixed maturities	235.4	(4.2)	67	—	—	—	235.4	(4.2)	67
Equity securities	12.6	(0.2)	8	10.4	(1.3)	8	23.0	(1.5)	16

Total temporarily impaired securities	$248.0	(4.4)	75	10.4	(1.3)	8	258.4	(5.7)	83

          See Note 1d for assessment of other than temporary impairments. The Company believes the above fixed maturity and equity securities unrealized losses are not other than temporary as the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment. Also, evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary in considering the severity and duration of the impairment in relation to the forecasted market price recovery.

          The amortized cost and fair value of available for sale fixed maturities at December 31, 2004, by contractual maturity, are summarized as follows:

	Amortized	Fair
($ millions)	cost	value
Due in 1 year or less	$5.2	5.2
Due after 1 year through 5 years	66.4	68.1
Due after 5 years through 10 years	279.6	292.7
Due after 10 years	881.7	913.2
Mortgage-backed securities	219.0	222.9

Total	$1,451.9	1,502.1

          Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

          Fixed maturities with fair values of approximately $52.3 million and $49.4 million were on deposit with regulators as required by law or specific escrow agreement at December 31, 2004 and 2003, respectively.

          Components of net investment income for the year ended December 31, are summarized as follows:

($ millions)	2004	2003	2002
Fixed maturities	$67.7	63.3	58.2
Equity securities	3.5	1.7	1.2
Cash and cash equivalents, and other	2.1	1.5	1.2

Investment income	73.3	66.5	60.6

Investment expenses	1.5	1.9	0.9

Net investment income	$71.8	64.6	59.7

          The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with Company’s guidelines, generating net investment income, net of applicable

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

fees. Based on terms of the agreement, the Company does not have the right to sell or re-pledge the collateral, unless there is an event of default by the borrower. At December 31, 2004 and 2003, the amount of collateral held was approximately, $144.7 million and $193.2 million, respectively.

          The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

3.	Fair Value of Financial Instruments

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

Notes payable and interest swap: The Mutual note and Trust Preferred note (each as defined below) carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value as the interest rates adjust annually and quarterly, respectively. The $100.0 million, 6.25% senior notes have a fair value of $108.0 million and $100.5 million at December 31, 2004 and 2003, respectively. The fair value of the senior notes is based on the quoted market price at December 31, 2004. At December 31, 2003, the financial statements reflect the fair value adjustments related to the interest rate swap.

	December 31, 2004		December 31, 2003
	Carrying		Carrying
($ millions)	Value	Fair Value	Value	Fair Value

Fixed Maturities	$1,502.1	1,502.1	1,427.9	1,427.9
Equity Securities	193.6	193.6	139.3	139.3
Other Invested Assets	3.4	3.4	3.1	3.1
Cash and Cash Equivalents	64.3	64.3	40.0	40.0

Notes Payable	164.5	169.0	161.2	161.5
Fair Value Hedge	—	—	0.5	0.5

4.	Losses and Loss Expenses Payable

          Activity in the liability for losses and loss expenses for the year ended December 31, are summarized as follows:

($ millions)	2004	2003	2002

Losses and loss expenses payable, at beginning of year	$643.0	600.9	523.8
Less: reinsurance recoverable on losses and loss expenses payable	14.2	8.8	13.9

Net balance at beginning of year	628.8	592.1	509.9
Incurred related to:
Current year	641.4	653.0	641.1
Prior years	(22.2)	(1.8)	12.4

Total incurred	619.2	651.2	653.5

Paid related to:
Current year	361.5	370.7	349.7
Prior years	230.6	243.8	221.6

Total paid	592.1	614.5	571.3

Net balance at end of year	655.9	628.8	592.1
Plus: reinsurance recoverable on losses and loss expenses payable	25.9	14.2	8.8

Losses and loss expenses payable, at end of year (affiliate $296.9, $303.9, and $304.0, respectively)	$681.8	643.0	600.9

          The decrease of $22.2 million and $1.8 million in 2004 and 2003, respectively, and the increase of $12.4 million in 2002, for claims occurring in prior years are well within normal expectations for reserve development and claim settlement uncertainty.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

5.	Reinsurance

          In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. See Note 6a for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; some is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.

          Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The recoverability of these assets depends on the reinsurers’ ability to perform under the reinsurance agreements. The Company evaluates and monitors the financial condition and concentrations of credit risk associated with its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums with other insurers and reinsurers as assets. All reinsurance contracts provide indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance.

          Prior to the reinsurance transaction with Mutual under the Pooling Arrangement, as discussed in Note 6a, the effect of the Company’s external reinsurance on its balance sheets and income statements, are summarized as follows:

	December 31,
($ millions)	2004	2003
Losses and loss expenses payable:
Direct	$380.8	335.7
Assumed	4.1	3.4
Ceded	(20.2)	(8.5)

Net losses and loss expenses payable	$364.7	330.6

Unearned premiums:
Direct	$300.7	281.7
Assumed	1.4	1.3
Ceded	(5.3)	(4.5)

Net unearned premiums	$296.8	278.5

	Year ended December 31,
($ millions)	2004	2003	2002
Written premiums:
Direct	$757.7	717.9	631.3
Assumed	6.2	5.1	3.9
Ceded	(16.1)	(13.4)	(12.2)

Net written premiums	$747.8	709.6	623.0

Earned premiums:
Direct	$738.7	679.9	577.8
Assumed	6.1	4.9	3.9
Ceded	(15.4)	(12.8)	(11.2)

Net earned premiums	$729.4	672.0	570.5

Losses and loss expenses incurred:
Direct	$459.1	447.3	413.3
Assumed	5.1	3.3	2.4
Ceded	(17.1)	(6.5)	(1.9)

Net losses and loss expenses incurred	$447.1	444.1	413.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

6.	Transactions with Affiliates

a.	Reinsurance

          State Auto P&C, Milbank, Farmers, SA Ohio (the “STFC Pooled Companies”), State Auto Insurance Company of Wisconsin (SA Wisconsin), and State Auto Florida Insurance Company (SA Florida), participate in a quota share reinsurance pooling arrangement (the Pooling Arrangement) with Mutual whereby the STFC Pooled Companies, SA Wisconsin and SA Florida cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each Company’s participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance. SA Wisconsin and SA Florida are wholly owned subsidiaries of Mutual.

          The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer; consequently, there is a concentration of credit risk arising from business ceded to Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The STFC Pooled Companies’ participation percentage was 80% for the years 2004, 2003, and 2002. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

          The following provides a summary of the reinsurance transactions on the Company’s balance sheets and income statements for the Pooling Arrangement between the STFC Pooled Companies and Mutual:

	December 31,
($ millions)	2004	2003
Losses and loss expenses payable:
Ceded	$(324.6)	(291.0)
Assumed	621.5	594.9

Net assumed	$296.9	303.9

Unearned premiums:
Ceded	$(275.1)	(250.3)
Assumed	388.0	371.6

Net assumed	$112.9	121.3

	Year ended December 31,
($ millions)	2004	2003	2002
Written premiums:
Ceded	$(671.1)	(616.6)	(534.4)
Assumed	949.4	917.1	864.8

Earned premiums:
Ceded	$(646.3)	(578.2)	(495.1)
Assumed	932.5	889.6	830.0

Losses and loss expenses incurred:
Ceded	$(388.2)	(372.9)	(353.5)
Assumed	567.6	594.8	609.9

          Effective January 1, 2005, the Pooling Arrangement was amended to add as participants Meridian Security Insurance Company (Meridian Security) and Meridian Citizens Mutual Insurance Company (Meridian Citizens), Indiana domiciled property and casualty insurers together, referred to as the “Meridian Insurers”. Meridian Security is a wholly-owned subsidiary of Meridian Insurance Group, Inc. (“MIGI”), which is wholly-owned by Mutual. MIGI is party to an affiliation agreement with Meridian Citizens. The STFC Pooled Companies pooling participation percentage remains at 80%. In conjunction with the Pooling Arrangement Amendment, the STFC Pooled Companies received $54.0 million in cash in 2005 from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

          The STFC Pooled Companies, SA National, Mutual, SA Wisconsin, SA Florida and the Meridian Insurers are collectively referred to as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          State Auto P&C assumes catastrophe reinsurance from the State Auto Group in the amount of $100.0 million excess of $120.0 million in exchange for a premium paid by each reinsured company. Under this agreement, the Company has assumed from Mutual and its affiliates premiums written and earned of $2.7 million, $2.8 million, and $2.9 million for 2004, 2003, and 2002, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

          To protect against a catastrophe loss event in which the State Auto Group would incur catastrophe losses in excess of $120.0 million, State Auto Financial has a structured contingent financing transaction with a financial institution and a syndicate of other lenders (the “Lender”) to provide up to $100.0 million for reinsurance purposes. In the event of such a loss, this arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (“SPC”), which would borrow the money necessary for such purchase from the Lenders. This arrangement with the Lenders, SPC and State Auto Financial is a financing arrangement, whereby State Auto Financial would receive cash funding in the event of a catastrophe loss as described above. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares. State Auto P&C would use the contributed capital proceeds to pay its direct catastrophe losses and losses assumed under the catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC by redeeming the preferred shares in ten semiannual installments. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from the SPC or repay the SPC for the loan(s) outstanding.

          For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (Stop Loss) with the STFC Pooled Companies. Under the Stop Loss, Mutual agreed to participate in the Pooling Arrangement’s quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement’s statutory loss and loss adjustment expense ratio (loss ratio) was between 70.75% and 80% (after the application of all available reinsurance), Mutual reinsured the STFC Pooled Companies 27% of the Pooling Arrangement’s losses in excess of a loss ratio of 70.75% up to 80.00%. The STFC Pooled Companies were responsible for their share of the Pooling Arrangement’s losses over the 80% threshold. Also, Mutual had the right to participate in the profits of the Pooling Arrangement. Mutual assumed 27% of the Pooling Arrangement’s underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%. During 2003 and 2002, the STFC Pooled Companies ceded to Mutual, $5.6 million and $8.8 million in losses, respectively, and $12.8 million and $1.4 million, respectively, in premiums under the Stop Loss. The Stop Loss ceased at December 31, 2003.

          SA National has a ceding reinsurance agreement with Mutual that include excess of loss and quota share coverages. Through Mutual’s participation in the Pooling Arrangement, the effects of this agreement with SA National is indirectly subject to the Pooling Arrangement between Mutual and the STFC Pooled Companies.

          Effective December 1, 2004, SA National entered into an assumption reinsurance agreement with Mid-Plains, assuming Mid-Plains outstanding insurance liabilities. This agreement was completed to facilitate the dissolution of Mid-Plains as of December 29, 2004.

          The following provides a summary of the ceding reinsurance transactions on the Company’s balance sheet and income statement for the reinsurance agreement between SA National and Mutual and Mid-Plains and Mutual:

($ millions)	2004	2003
Balance sheet:
Losses and loss expenses payable	$5.7	5.7
Unearned premiums	$3.0	3.9

($ millions)	2004	2003	2002
Income statement:
Written premiums	$10.7	12.8	12.1
Earned premiums	$11.5	12.8	10.3
Losses and loss expenses incurred	$7.3	9.2	7.9

b.	Intercompany Balances

          Pursuant to the Pooling Arrangement, Mutual is responsible for the collection of premiums and payment of losses, loss expenses and underwriting expenses of the STFC Pooled Companies. Unpaid balances are reflected in due to or due from affiliates in the accompanying consolidated balance sheets. Settlements of the intercompany account are made quarterly. No interest is paid on this account. All premium balance receivables and reinsurance recoverable on paid losses from unaffiliated reinsurers are carried by Mutual. The Company had off-balance-sheet credit risk of approximately $214.2 million and $201.0 million related to premium balances due to Mutual from agents and insureds at December 31, 2004 and 2003, respectively, which is collateralized by the unearned premium from the respective policies.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

c.	Notes Payable

          In 1999, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program. Principal payment is due on demand, but not later than December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial’s current financial position. Interest rate for the years 2004, 2003, and 2002 was 2.25%, 2.50%, and 3.00%, respectively. Interest rate for the year 2005 is 3.50%.

          Upon receipt of the written approval of the South Dakota Director of Insurance, in the fourth quarter of 2003, Milbank repaid the $15.0 million surplus contribution note to Meridian Security that was entered into on September 30, 2002. The interest rate was equal to the U.S. Treasury ten-year note yield at September 30, 2002 plus 100 basis points (total 4.59%).

          On May 22, 2003, STFC Capital Trust I, State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”), issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million included in other invested assets), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities (the “Trust Securities”) is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (total 6.60% at December 31, 2004). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company’s adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are no longer consolidated within the accompanying financial statements of the Company.

          The Trust Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The Trust Securities may be redeemed in whole, but not in part, at any time within 90 days following the occurrence of a “Tax Event” or “Investment Company Event” (as defined in the declaration of trust) (a) if such Tax Event or Investment Company Event occurs on or after May 23, 2008, at a redemption price equal to 100% of the principal amount thereof plus unpaid interest, and (b) if such Tax Event or Investment Company Event occurs prior to May 23, 2008, at a redemption price equal to the greater of 100% of the principal amount thereof plus accrued interest and a “make-whole” amount. The Subordinated Debentures are subject to these same redemption terms. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities.

          State Auto Financial has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to 20 consecutive quarterly payment periods. Consequently, distributions on the Trust Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. During such deferments, State Auto Financial may not declare or pay any dividends on, or purchase any of, its capital stock, make any principal or interest payments on debt securities that rank in all respects equally with or subordinated to the Subordinated Debentures, or make any payment under guarantees that rank in all respects equally with or subordinated to State Auto Financial’s guaranty of the Trust Securities.

          The Subordinated Debentures are unsecured and subordinated to all of the Company’s existing and future senior indebtedness. As sponsor of the Capital Trust, State Auto Financial incurred security issuance costs related to the Trust Preferred Capital Securities and Subordinated Debentures of $0.5 million, which is recorded in other assets and is being amortized into interest expense ($18,000 and $13,000 for 2004 and 2003, respectively) as the underlying interest expense is recognized on the Trust Securities.

          See discussion of Notes Payable (non-affiliate) and Derivatives at Note 7.

d.	Management Services

          Stateco provides Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.5 million, $2.2 million and $2.1 million in 2004, 2003 and 2002, respectively, and is included in other income (affiliates).

          State Auto P&C provides management and operation services to certain of Mutual’s insurance affiliates for a fee. Revenue relating to these services amounted to $1.0 million, $1.1 million, and $0.6 million in 2004, 2003, and 2002, respectively, and is included in other income (affiliates).

e.	Other Transactions

          State Auto P&C’s December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2004, there has been no adverse development of the liability.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

7.	Notes Payable and Derivatives

          On November 13, 2003, State Auto Financial issued $100.0 million unsecured senior notes (“Senior Notes”) bearing interest fixed at 6.25% due November 15, 2013. Interest on the Senior Notes is payable May 15 and November 15 of each year beginning May 15, 2004. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the Company subsidiaries and thereby are effectively subordinated to all Company subsidiaries’ existing and future indebtedness. State Auto Financial may redeem the Senior Notes in whole at anytime or in part from time to time at State Auto Financial’s option, on at least 30 but not more than 60 days’ prior written notice, at a redemption price equal to the greater of the principal amount of such notes being redeemed on the redemption date or the make whole amount, based on U.S. Treasury rates as defined by the Senior Notes, plus in each case, accrued and unpaid interest, if any, on the Senior Notes to the redemption date. The Senior Notes issued contain certain covenants as defined in the notes, which among other things, limit State Auto Financial and its subsidiaries ability to issue indebtedness secured by the capital stock of certain State Auto Financial subsidiaries and sell the capital stock of certain State Auto Financial subsidiaries. The Senior Notes also contain a covenant that requires State Auto Financial to take certain actions in the event it engages in mergers, consolidations or sales of all or substantially all of the assets and prohibits State Auto Financial from engaging in such transaction if the Company is in default under the Senior Notes. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets and is being amortized into interest expense ($118,000 and $13,000 for 2004 and 2003, respectively) as the underlying interest expense is recognized on the Trust Securities.

          On October 1, 2003, State Auto Financial entered into an interest rate swap contract for a notional amount of $25.0 million as a hedge on the ten year treasury rate in connection with the forecasted issuance of the Senior Notes. The swap contract was designated as a cash flow hedge and settled on November 6, 2003, the pricing date of the Senior Notes, with the Company receiving $0.8 million. The gain has been recorded in accumulated other comprehensive income and is being amortized as an offset to interest expense ($62,000 and $7,000 in 2004 and 2003, respectively) as the underlying interest expense is recognized for the Senior Notes.

          On November 6, 2003, State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to six month LIBOR plus 1.25 percent with LIBOR to be determined the last day of each interest reset period (total 2.47% at December 31, 2003). The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. Recorded in other assets at December 31, 2003, the fair market value of the fixed to floating interest rate swap was $0.5 million of which $0.2 million related to net accrued interest to be received and reduce reported interest expense in the period.

          On March 11, 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense.

          On May 6, 2004, State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period. The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. During August 2004, State Auto Financial terminated the interest rate swap contract entered into on May 6, 2004 and received proceeds of $1.8 million. Of the $1.8 million received, $1.5 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.3 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. The amount of hedge ineffectiveness, in all periods presented, was not material.

          On December 21, 2003, State Auto Financial repaid the $15.0 million term loan note to the bank that it entered into on December 21, 2002. Interest adjusted quarterly and accrued at LIBOR plus 0.75 points (2.15% at December 31, 2002) and was payable quarterly. This note agreement had various covenants including financial ratio covenants.

          See discussion of affiliate notes payable at Note 6c. Notes payable at December 31, consisted of the following:

	2004			2003
	Carrying	Fair	Interest	Carrying	Fair	Interest
($ millions, except interest rates)	Value	Value	Rate	Value	Value	Rate
Senior notes due 2013: issued $100.0, November 2003 with fixed interest	$103.5	108.0	6.25%	100.2	100.5	6.25
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6c)	15.5	15.5	6.60%	15.5	15.5	5.37
Affiliate note payable due on demand prior to December 31, 2005: issued $45.5, June 1999 with variable interest (see Note 6c)	45.5	45.5	2.25%	45.5	45.5	2.50

Total Notes Payable	$164.5	169.0		161.2	161.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

8.  Federal Income Taxes

          A reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the year ended December 31, is summarized as follows:

($ millions)	2004	%	2003	%	2002	%
Amount at statutory rate	$53.1	35	29.1	35	13.2	35

Tax-free interest and dividends received deduction	(11.2)	(7)	(9.7)	(12)	(11.9)	(32)
Other, net	(0.3)	(1)	0.3	1	(0.5)	(1)

Effective tax and rate	$41.6	27	19.7	24	0.8	2

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, are presented below:

($ millions)	2004	2003
Deferred tax assets:
Unearned premiums not deductible	$28.5	27.8
Losses and loss expenses payable discounting	23.1	22.0
Postretirement benefit liabilities	20.2	18.3
Other	5.8	5.9
Alternative minimum tax credit	—	0.2

Total deferred tax assets	77.6	74.2

Deferred tax liabilities:
Deferral of policy acquisition costs	34.1	30.5
Net prepaid pension expense	17.8	16.9
Unrealized holding gain on investments	28.2	28.1
Other	0.7	0.7

Total deferred tax liabilities	80.8	76.2

Net deferred tax liability	$(3.2)	(2.0)

          The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

          Federal income taxes paid during 2004, 2003, and 2002 were $37.2 million, $15.9 million, and $6.0 million, respectively.

9. Pension and Postretirement Benefit Plans

          The Company provides a defined pension benefit plan for its eligible employees. Substantially all Company employees become eligible to participate the year after becoming 20 years of age and vest with 5 years of credited service or attained age 65. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.

          In addition to the pension benefit plan, the Company provides a postretirement benefit plan including certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company’s employees may become eligible for these postretirement benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service.

          On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The accrued postretirement benefit obligation or net periodic postretirement costs do not reflect any amount associated with the subsidy at December 31, 2004, as the Company has not concluded whether the benefits provided by its plan are “actuarially equivalent” to Medicare Part D under the Act.

          The Company used September 30, 2004, 2003 and 2002, respectively, to determine the pension and postretirement benefit measurements. The accumulated benefit obligation with respect to the pension benefit plan was $148.3 million and $139.0 million as of December 31, 2004 and 2003, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          Information regarding the Company’s pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status as of December 31, are as follows:

	Pension		Postretirement
($ millions)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$164.0	150.1	79.1	71.2
Change in plan provisions	1.9	—	—	—
Service cost	7.8	7.0	3.6	3.2
Interest cost	10.4	9.9	5.0	4.7
Actuarial loss	1.3	6.5	16.8	2.2
Contributions	—	—	(3.0)	(2.2)
Benefits paid	(10.0)	(9.5)	—	—

Benefit obligation at end of year	$175.4	164.0	101.5	79.1

Change in plan assets:
Fair value of plan assets at beginning of year	$161.0	150.6	2.0	1.9
Employer contribution	9.5	—	—	—
Actual gain return on plan assets	16.3	19.9	—	—
Benefits paid	(10.0)	(9.5)	—	—
Expected return on plan assets	—	—	0.2	0.2
Loss on assets	—	—	(0.1)	(0.1)

Fair value of plan assets at end of year	$176.8	161.0	2.1	2.0

Funded status	$1.3	(3.0)	(99.5)	(77.2)
Unrecognized transition asset	(4.2)	(4.9)	—	—
Unrecognized prior service cost	4.3	2.7	4.1	4.6
Unrecognized net loss	53.5	52.0	19.4	2.4
Contribution	—	4.6	—	—

Net prepaid benefit (accrued obligation) at end of year	54.9	51.4	(76.0)	(70.2)

Amounts recognized in the statement of financial position consist of the following:
SERP (definition follows) liability	—	—	(4.1)	(4.1)

Net prepaid benefit (accrued obligation) recognized	$54.9	51.4	(80.1)	(74.3)

          Information regarding the Company’s pension and postretirement benefit plans’ components of net periodic (benefit) cost for the year ended December 31, are as follows:

	Pension			Postretirement
($ millions)	2004	2003	2002	2004	2003	2002
Components of net periodic (benefit) cost:
Service cost	$7.8	7.0	5.5	3.6	3.2	2.4
Interest cost	10.4	9.9	9.4	5.0	4.7	4.2
Expected return on plan assets	(16.8)	(16.7)	(16.7)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	0.3	0.3	0.3	0.5	0.5	—
Amortization of transition asset	(0.6)	(0.7)	(0.6)	—	—	0.5
Amortization of net gain	0.4	—	—	—	—	(0.3)

Net periodic (benefit) cost	$1.5	(0.2)	(2.1)	8.9	8.2	6.6

          The Company had no additional minimum liability included in other comprehensive income for the pension and postretirement plans for 2004, 2003 and 2002.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          Summarized in the following table are the weighted average assumptions used to determine the Company’s benefit obligations for the year ended December 31:

	Pension		Postretirement
	2004	2003	2004	2003
Benefit obligations weighted-average assumptions:
Discount rate	6.50%	6.50%	6.50%	6.50%
Rates of increase in compensation levels	5.00	5.00	—	—

          Summarized in the following table are the weighted average assumptions used to determine the Company’s net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:

	Pension			Postretirement
	2004	2003	2002	2004	2003	2002
Periodic (benefit) cost
Weighted-average assumptions:
Discount rate	6.50%	6.75%	7.50%	6.50%	6.75%	7.50%
Expected long-term rate of return on assets	9.00	9.00	9.00	9.00	9.00	8.50
Rates of increase in compensation levels	5.00	5.00	5.00	—	—	—

          The Company’s defined benefit plan obligations are long-term in nature and consequently the investment strategies have a long-term time horizon. In establishing the long term rate of return assumption on plan assets, management, along with its pension consulting actuary, reviews the historical performance of the plan assets and the stability in mix of investment portfolio. The expected inflation rate and expected real rates of return of applicable asset classes are then determined to assist in setting appropriate assumptions. The relatively stable investment strategy between fixed maturities and equity securities has produced a 10 year average rate of return on plan assets through September 30, 2004 of 12.02%.

          The assumed health care cost trend rates used for the year ended December 31, are as follows:

	Postretirement
	2004	2003	2002
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2008	2008

          The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A one percentage point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2004:

	Postretirement
($ millions)	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$2.0	$(1.6)
Effect on accumulated postretirement benefit obligation	18.9	(15.2)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          The Company’s pension and postretirement benefit plans’ weighted average asset allocations by asset category at the Plans’ measurement date of September 30, 2004 and 2003, respectively, are as follows:

	Pension		Postretirement
	2004	2003	2004	2003
Asset Category:
Equity securities	59.5%	60.6%	—	—
Fixed maturity securities	33.4	37.8	100.0%	100.0%
Preferred securities	1.0	0.9
Cash and cash equivalents	6.1	0.7	—	—

Total	100.0	100.0	100.0	100.0

          The Plan’s investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the Plans’ obligations. The Plans’ investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long term relatively high risk tolerance. Since the nature and timing of the Plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. Therefore at least 75% of the Plans’ assets should be in public marketable securities. Bond investments will normally range from 10 to 20 years in maturity. Debt instruments, convertible debt and preferred stock are rated “A” or better by two major rating services. The equity portfolio is comprised primarily of large capitalization, high quality stocks with a strong earnings growth and dividends payment history. Total holding of a specific stock cannot exceed 2% of the outstanding stock. No one equity holding can be greater than 5% of the total equity portfolio. Total holdings of bonds and stocks of any one corporation cannot exceed 5% of admitted assets.

          The following table summarizes the Plans’ permitted asset allocation exposure range as a percent of total assets’ fair market value:

Exposure
Investment Instrument:	Range
(0 to 100%)
Cash and cash equivalents	10
U.S. governments debt	100
U.S. government agencies debt	50
Corporate debt	20
Preferred securities	10
Equity securities	70
Convertible securities	25
Private placement and other	6

          The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. This range is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute approximately $7.5 million during 2005 to its pension plan, depending on the actuarially calculated funding requirements of such plan. Postretirement and SERP plan payments are deductible for tax purposes when paid.

          The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ millions)	Pension	Postretirement
2005	$7.5	3.5
2006	7.3	3.8
2007	7.4	4.1
2008	7.6	4.3
2009	7.9	4.7
2010-2014	50.9	30.9

          All Company and affiliate personnel are employees of State Auto P&C. The Company, through State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The net prepaid pension expense is carried on the financial statements of the Company, and the annual periodic pension benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company’s share of the 2004 net periodic cost was $1.5 million, and for 2003 and 2002 net periodic benefits were $0.2 million and $2.1 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          The postretirement net accrued obligation is also carried on the financial statements of the Company and the annual periodic postretirement benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company’s share of the 2004, 2003, and 2002 net periodic cost was $8.9 million, $8.2 million, and $6.6 million, respectively.

          Also, the Company has a supplemental executive retirement plan (“SERP”) for which the accrued obligation at December 31, 2004 and 2003 was $4.1 million, for both years, that is included in the balance sheet postretirement benefit liabilities amount.

          The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 2% of contributions of participants’ salary at the rate of 75 cents for each dollar contributed. Participant contributions of 3% to 6% are matched at a rate of 50 cents for each dollar contributed. The Company’s share of the expense under the plan totaled $2.2 million, $2.1 million, and $2.0 million for the years 2004, 2003, and 2002, respectively.

10. Stockholders’ Equity

a.	Treasury Shares

          On March 1, 2002, the State Auto Financial’s Board of Directors approved a plan to repurchase up to 1.0 million shares of common stock from the public over a period extending to and through December 31, 2003. Through December 31, 2003, State Auto Financial repurchased 0.5 million shares from the public under this plan of which 0.1 million and 0.4 million shares were purchased during 2003 and 2002, respectively. Repurchases during 2003 and 2002 were funded through dividends from subsidiaries. There were no repurchases in 2004.

b.	Dividend Restrictions and Statutory Financial Information

          State Auto P&C, Milbank, Farmers, SA Ohio and SA National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $94.6 million is available for payment to State Auto Financial in 2005 without prior approval.

          Reconciliations of statutory capital and surplus and net income (loss), as determined using statutory accounting practices, to the amounts included in the accompanying consolidated financial statements as of December 31, are as follows:

($ millions)	2004	2003

Statutory capital and surplus of insurance subsidiaries	$628.5	527.1
Net assets of non-insurance parent and affiliates	(103.6)	(120.9)

	524.9	406.2

Increases (decreases):
Deferred policy acquisition costs	97.5	87.1
Net prepaid pension expense	54.9	51.4
Postretirement benefit liability	(27.8)	(24.6)
Deferred federal income taxes	(45.1)	(44.9)
Fixed maturities at fair value	50.2	61.8
Other, net	3.6	5.3

Stockholders’ equity per accompanying consolidated financial statements	$658.2	542.3

	Year ended December 31
($ millions)	2004	2003	2002

Statutory net income of insurance subsidiaries	$109.8	54.5	17.0
Net income (loss) of non-insurance parent and affiliates	(0.6)	1.6	2.5

	109.2	56.1	19.5

Increases (decreases):
Deferred policy acquisition costs	10.4	9.2	10.8
Anticipated salvage and subrogation	—	—	0.9
Net prepaid pension benefit	(1.5)	0.2	0.5
Postretirement benefit expense	(3.2)	(2.6)	(2.3)
Deferred federal income taxes	(1.4)	(1.2)	7.7
Other, net	(3.5)	1.9	(0.1)

Net income per accompanying consolidated financial statements	$110.0	63.6	37.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

11. Preferred Stock

          State Auto Financial has authorized two classes of preferred stock. For both classes, upon issuance, the Board of Directors has authority to fix and determine the significant features of the shares issued, including, among other things, the dividend rate, redemption price, redemption rights, conversion features and liquidation price payable in the event of any liquidation, dissolution, or winding up of the affairs of State Auto Financial. See Note 6a regarding State Auto Financial’s obligation to issue redeemable preferred shares to SPC in connection with its catastrophic reinsurance arrangements with a financial institution.

          The Class A preferred stock is not entitled to voting rights until, for any period, dividends are in arrears in the amount of six or more quarterly dividends.

12. Stock Incentive Plans

          The Company has stock option plans for certain directors and key employees. For each year, 2004 and 2003, the Non-employee Directors’ Stock Option Plan provided each non-employee director an option to purchase 4,200 shares of common stock. The Plan provides that such grants are effective immediately following each annual meeting of the shareholders at an option price equal to the fair market value at the close of business on the last trading day prior to the day of the annual meeting. The Company has reserved 0.3 million shares of common stock under this plan. These options are exercisable at issuance to 10 years from date of grant. The Key Employees Stock Option Plan provides that qualified stock options may be granted at an option price not less than fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. The Company has reserved 5.0 million shares of common stock under this plan. These options are exercisable at such time or times as may be determined by a committee of the Company’s Board of Directors. Normally, these options are exercisable from 1 to 10 years from date of grant.

          The Company has an employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2.4 million shares of common stock under this plan. At December 31, 2004 and 2003, 2.1 million and 2.0 million shares, respectively, have been purchased under this plan.

          The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted and vested under this plan have a 10-year term. The Company has accounted for this plan in its accompanying financial statements at fair value. Expense of $0.2 million, $0.3 million and $0.2 million associated with this plan was recognized in 2004, 2003, and 2002, respectively. The fair value of options granted to agencies was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model.

	2004	2003	2002

Fair value	$13.97	13.37	7.55
Expected dividend yield	0.75%	0.78%	0.87%
Risk free interest rate	4.11%	4.07%	4.50%
Expected volatility factor	0.37	0.36	0.36
Expected life in years	8.6	8.9	8.1

          A summary of the Company’s total stock option activity and related information for these plans for the years ended December 31, 2004, 2003 and 2002, follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
($ millions, except per share amounts)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of year	2.6	$12.84	2.8	10.98	2.8	9.58
Granted	0.4	30.33	0.4	18.51	0.4	16.00
Exercised	(0.4)	9.33	(0.6)	7.22	(0.4)	5.11
Canceled	—	24.25	—	16.24	—	—

Outstanding, end of year	2.6	$16.46	2.6	12.84	2.8	10.98

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          A summary of information pertaining to the total options outstanding and exercisable as of December 31, 2004 follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
($ millions, except per share amounts)	Number	Contractual Life	Exercise Price	Number	Exercise Price
Range of Exercise Prices:
Less than $10.00	0.4	1.4	$7.05	0.4	$7.05
$10.01 - $20.00	1.8	6.0	14.98	1.4	14.30
Greater than $20.01	0.4	9.4	30.32	—	29.40

	2.6	5.9	$16.46	1.8	$13.14

13. Net Earnings Per Common Share

          The following table sets forth the compilation of basic and diluted net earnings per common share for the year ended December 31:

($ millions, except per share amounts)	2004	2003	2002
Numerator:
Net earnings for basic and diluted earnings per common share	$110.0	63.6	37.0

Denominator:
Weighted average shares for basic net earnings per common share	39.9	39.3	39.0
Effect of dilutive stock options	0.9	0.9	0.7

Adjusted weighted average shares for diluted net earnings per common share	$40.8	40.2	39.7

Basic net earnings per common share	$2.76	1.62	0.95

Diluted net earnings per common share	$2.70	1.58	0.93

          The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price for the year ended December 31:

(in millions)	2004	2003	2002

Number of options	0.4	None	0.9

14. Other Comprehensive Income

          The related federal income tax effects of each component of other comprehensive income (loss) for the year ended December 31, are as follows:

	Before-Tax	Tax (Expense)	Net-of-Tax
($ millions)	Amount	or Benefit	Amount
2004:

Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$8.0	(2.9)	5.1
Reclassification adjustments for gains realized in net income	7.6	(2.7)	4.9

Net unrealized holding gains	0.4	(0.2)	0.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive income	$0.3	(0.2)	0.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

	Before-Tax	Tax (Expense)	Net-of-Tax
($ millions)	Amount	or Benefit	Amount
2003:

Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$25.5	(8.9)	16.6
Reclassification adjustments for gains realized in net income	10.6	(3.7)	6.9

Net unrealized holding gains	14.9	(5.2)	9.7
Gain on derivative used in cash flow hedge	0.8	—	0.8

Other comprehensive income	$15.7	(5.2)	10.5

2002:

Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$52.8	(18.5)	34.3
Reclassification adjustments for gains realized in net income	5.9	(2.1)	3.8

Net unrealized holding gains	46.9	(16.4)	30.5

Other comprehensive income	$46.9	(16.4)	30.5

15. Reportable Segments

     At December 31, 2004, the Company has three reportable segments: State Auto standard insurance, State Auto nonstandard insurance, and investment management services. The reportable segments are business units managed separately because of the differences in products or service they offer, type of customer they serve or because of management considerations. The State Auto standard and State Auto nonstandard segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, distributing products through the independent insurance agency system.

          The State Auto standard insurance segment provides personal and commercial insurance to its policyholders. Its principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. The State Auto nonstandard insurance segment provides personal automobile insurance to policyholders that are typically rejected or canceled by standard insurance carriers because of various reasons deemed relevant to such carriers.

          The investment management services segment manages the investment portfolios of affiliated insurance companies.

          The Company evaluates performance of its reportable segments and allocates resources thereon based on profit or loss from operations, excluding net realized gains on investments on the Company’s investment portfolio, before federal income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

          Revenue from segments in the other category is attributable to three other operating segments of the Company, which individually are not material: management and operations services segment, an insurance software development and resale segment, and a property management and leasing segment.

          The following provides financial information regarding the Company’s reportable segments for the year ended December 31:

($ millions)	2004	2003	2002
Revenues from external customers:
State Auto standard insurance	$1,001.4	939.0	879.3
State Auto nonstandard insurance	76.1	85.8	76.6
Investment management services	2.9	2.5	2.5
All other	3.6	3.6	3.2

Total revenues from external customers	1,084.0	1,030.9	961.6

Intersegment revenues:
State Auto standard insurance	0.2	0.1	0.1
Investment management services	6.6	5.9	5.0
All other	1.7	1.9	2.2

Total intersegment revenues	8.5	7.9	7.3

Total revenue	1,092.5	1,038.8	968.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	2004	2003	2002
Reconciling items:
Intersegment revenues	(8.5)	(7.9)	(7.3)
Corporate revenues	0.8	0.2	—
Net realized gains on investment	7.6	10.6	5.9

Total consolidated revenues	$1,092.4	1,041.7	967.5

Segment profit (loss):
State Auto standard insurance	$135.3	60.8	22.2
State Auto nonstandard insurance	9.8	6.7	4.1
Investment management services	8.6	7.4	6.4
All other	1.0	2.2	1.9

Total segment profit	154.7	77.1	34.6

Reconciling items:
Corporate expenses	(10.7)	(4.4)	(2.7)
Net realized gains on investments	7.6	10.6	5.9

Total consolidated income before federal income taxes	$151.6	83.3	37.8

Net investment income:
State Auto standard insurance	$59.8	55.3	51.5
State Auto nonstandard insurance	4.0	3.1	2.8
Investment management services	0.2	0.1	0.1
All other	0.2	0.1	0.2

Total net investment income	64.2	58.6	54.6

Reconciling items:
Corporate net investment income	0.8	0.1	—
Reclassification adjustments in consolidation	6.8	5.9	5.1

Total consolidated net investment income	$71.8	64.6	59.7

	December 31,
($ millions)	2004	2003
Segment assets:
Standard insurance	$1,970.0	1,962.5
Nonstandard insurance	130.5	140.8
Investment management services	8.3	4.7
All other	14.0	16.3

Total segment assets	2,122.8	2,124.3
Reconciling items:
Corporate assets	40.4	22.0
Reclassification adjustments in consolidation	(139.5)	(309.7)

Total consolidated assets	$2,023.7	1,836.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

          Revenues from external customers include the following products and services for the year ended December 31:

($ millions)	2004	2003	2002
Earned premiums:
State Auto standard insurance:
Automobile — Personal	$384.9	365.9	338.3
Automobile — Commercial	99.8	99.7	97.1
Homeowners and farmowners	165.9	148.6	133.5
Commercial multi-peril	78.9	79.2	76.2
Workers’ compensation	30.9	32.6	39.3
Fire and allied	76.8	66.7	58.4
Other liability and products liability	67.2	56.2	51.1
Other lines	30.9	29.4	29.1

Total State Auto standard insurance earned premiums	935.3	878.3	823.0
Total State Auto nonstandard insurance earned premiums	71.5	82.3	73.6

Total earned premiums	1,006.8	960.6	896.6
Investment management services	2.5	2.2	2.5
Net investment income	71.0	64.5	59.6
Other income	3.7	3.6	2.9

Total revenues from external customers	$1,084.0	1,030.9	961.6

          The standard insurance segment participates in a reinsurance pooling agreement with other standard insurance affiliates. For discussion regarding this arrangement and this segment contribution to the pool and participation in the pool, see Note 6. Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.

16. Quarterly Financial Data (Unaudited)

	2004
	For three months ended
($ millions, except per share amounts)	March 31	June 30	September 30	December 31

Total revenues	$273.1	273.1	273.2	273.0
Income before federal income taxes	46.0	49.2	2.6	53.8
Net income	32.4	34.6	5.0	38.0
Net earnings per common share:
Basic	0.82	0.87	0.12	0.95
Diluted	0.80	0.85	0.12	0.93

	2003
	For three months ended
($ millions, except per share amounts)	March 31	June 30	September 30	December 31

Total revenues	$253.3	263.2	265.1	260.1
Income before federal income taxes	28.6	8.9	20.8	25.0
Net income	21.1	8.3	15.6	18.7
Net earnings per common share:
Basic	0.54	0.21	0.40	0.47
Diluted	0.53	0.21	0.38	0.46

17. Contingencies

          The Company’s insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policies at December 31, 2004. In the opinion of management, the effects, if any, of such litigation and published court decisions are not expected to be material to the consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

18. Subsequent Event (Unaudited)

     Effective January 1, 2005, the pooling arrangement was amended to make the Meridian Insurers participants. The STFC Pooled Companies’ pooling participation percentages remain at 80%. In conjunction with this amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers, which related to the additional net insurance liabilities assumed on January 1, 2005. The following table presents the impact on the Company’s balance sheet relating to the additional net insurance liabilities assumed on this date.

($ millions)
Losses and loss expense payable	$35.3
Unearned premiums	24.0
Deferred policy acquisition costs	(5.3)

Net cash received	$54.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

          Management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K follows. The attestation report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K is found under the caption “Report of the Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

          The following report is provided by the Company’s management on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act):

1.	The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2.	The Company’s management has used the Committee Of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of the Company’s internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of the Company’s internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of the Company’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of the Company’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

          There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

          Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2005 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.

          The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 4, 2005, the members of the Audit Committee were Richard K. Smith, David J. D’Antoni, William J. Lhota, and Paul S. Williams. Mr. Smith is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Smith is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

          Information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement, which information is incorporated herein by reference.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          The Company’s Board of Directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics has been posted on the Company’s website at http://www.stfc.com under “Corporate Governance.” Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on the Company’s website described above within five business days following its occurrence.

Item 11.	Executive Compensation

          Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Performance Graph” in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in the 2005 Proxy Statement, which information is incorporated herein by reference.

          Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Transactions” in the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Public Accountants” in the 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) LISTING OF FINANCIAL STATEMENTS

               The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of
December 31, 2004 and 2003
Consolidated Statements of Income for
each of the three years in the
period ended December 31, 2004
Consolidated Statements of Stockholders’
Equity for each of the three years in the
period ended December 31, 2004
Consolidated Statements of Cash Flows for
each of the three years in the
period ended December 31, 2004
Notes to Consolidated Financial Statements

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedules of the Company for the years 2004, 2003, and 2002 are included in Item 14(d) following the signatures and should be read in conjunction with the consolidated financial statements contained in this Form 10-K.

Schedule
Number	Schedule
I.	Summary of Investments - Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

          All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

(a)(3) LISTING OF EXHIBITS

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC
3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

4.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation, and Articles 1, 3, 5 and 9 of the Company’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 3(A) and 3(B) therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (e) therein)

10.03*	State Auto 1991 Quality Performance Bonus Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (f) therein)

10.04*	1991 Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.05*	Amendment Number 1 to the 1991 Stock Option Plan	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.06 *	1991 Directors’ Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.07	License Agreement between State Automobile Mutual Insurance Company and Policy Management Systems Corporation dated December 28, 1984	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (k) therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.09*	State Auto Insurance Companies Directors’ Deferred Compensation Plan	Form 10-K Annual Report for year ended December 31, 1995 (see Exhibit 10(S) therein)

10.10*	State Auto Insurance Companies Amended and Restated Non-Qualified Incentive Deferred Compensation Plan	Registration Statement on Form S-8, File No. 333-56338 (see Exhibit 4(e) therein)

10.11*	Amendment Number 2 to the 1991 Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.12*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC
10.13	Amended and Restated SERP of State Auto Mutual effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.14	Credit Agreement dated as of June 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended June 30, 1999 (see Exhibit 10(LL) therein)

10.15	Reinsurance Pooling Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company (n/k/a State Auto Insurance Company of Wisconsin), Farmers Casualty Insurance Company and State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio)	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(W) therein)

10.16	Management and Operations Agreement as of January 1, 2000 among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio), Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(X) therein)

10.17	First Amendment to the Management and Operations Agreement effective January 1, 2000 among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio), Stateco Financial Services, Inc., Strategic Insurance Software, Inc. and 518 Property Management and Leasing, LLC	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(Z) therein)

10.18	First Amendment to the June 1, 1999 Credit Agreement dated November 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(AA) therein)

10.19	Second Amendment to the June 1, 1999 Credit Agreement dated December 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended March 31, 2000 (see Exhibit 10(BB) therein)

10.20*	Form of Executive Agreement between State Auto Financial Corporation and certain executive officers	Form 10-K Annual Report for the year ended December 31, 2000 (see Exhibit 10(CC) therein)

10.21	First Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 by and among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company (n/k/a State Auto Insurance Company of Wisconsin), Farmers Casualty Insurance Company and State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio)	Form 10-K Annual Report for the year ended December 31, 2000 (see Exhibit 10(DD) therein)

10.22*	2000 Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix A therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC
10.23*	2000 Directors Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.24*	First Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.25*	Second Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000, by the State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company (n/k/a State Auto Insurance Company of Wisconsin), Farmers Casualty Insurance Company and State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio)	Form 10-Q for the period ended June 30, 2001 (see Exhibit 10(II) therein)

10.26*	Second Amendment to 1991 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.27*	Second Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.28*	Third Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.29	Third Amendment to State Auto Reinsurance Pooling Agreement, Amended and Restated as of January 1, 2000	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(FF) therein)

10.30	Stop Loss Reinsurance Agreement dated October 1, 2001 among inter alia Mutual and State Auto P&C	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(GG) therein)

10.31	Amendment No. 2 to the Management and Operations Agreement dated January 1, 2000 among, inter alia, Mutual and State Auto P&C	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(HH) therein)

10.32	Amendment No. 3 to Management and Operations Agreement effective January 1, 2002, among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC	Form 10-Q for the period ended June 30, 2002 (see Exhibit 10(LL) therein)

10.33	Management Services Agreement as of July 1, 2002 by and among State Auto Property and Casualty Insurance Company, Meridian Insurance Group, Inc., Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company and Great Northwest Insurance Company	Form 10-Q for the period ended September 30, 2002 (see Exhibit 10(NN) therein)

10.34	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(OO) therein)

10.35	Fourth Amendment to State Auto Reinsurance Pooling Agreement, Amended and Restated as of January 1, 2000	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(TT) therein)

10.36*	Fourth Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC
10.37	Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert H. Moone	Form 10-Q for the period ending June 30, 2003 (see 10(WW) therein)

10.38	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q for the period ending June 30, 2003 (see 10(XX) therein)

10.39	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q for the period ending June 30, 2003 (see 10(YY) therein)

10.40	Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.01) therein)

10.41	Amendment No. 1 to 2000 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.02) therein

10.42	Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2003	Form 10-K Annual Report for the year ended December 31, 2003 (see Exhibit 10.46 therein)

10.43	Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2004	Included herein

10.44	Credit Agreement Among SAF Funding Corporation, The Lenders and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.01 therein)

10.45	Put Agreement among State Automobile Mutual Insurance Company, State Auto Financial Corporation and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.02 therein)

10.46	Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.03 therein)

10.47	Standby Confirmation, effective November 10, 2004, to the Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Included herein

10.48	Acknowledgment of Extension and First Amendment to Put Agreement effective November 10, 2004	Included herein

10.49	Confirmation of Extension and First Amendment to Credit Agreement effective November 10, 2004	Included herein

10.50	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank as Trustee	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.51	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.52	State Auto Insurance Companies Quality Performance Bonus Plan Amended and Restated as of April 1, 2004	Form 10-Q for the period ending June 30, 2004 (see Exhibit 10.53 therein)

10.53	State Auto Insurance Companies Quality Performance Bonus Plan 2004 Addendum	Form 10-Q for the period ending June 30, 2004 (see Exhibit 10.54 therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC
10.54	Fifth Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio and State Auto Florida Insurance Company	Form 10-Q for the period ending June 30, 2004 (see Exhibit 10.55 therein)

10.55	Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company	Included herein

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney — William J. Lhota, Urlin G. Harris, Jr., Paul W. Huesman, and David J. D’Antoni	Form 10-Q for the period ended June 30, 1997 (see Exhibit 24(C) therein)

24.02	Power of Attorney — John R. Lowther	Form 10-Q for the period ended March 31, 1998 (see Exhibit 24(D) therein)

24.03	Power of Attorney — Robert H. Moone	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 24(E) therein)

24.04	Power of Attorney — Richard K. Smith	Form 10-K Annual Report for the year ended December 31, 2000 (See Exhibit 24(D) therein)

24.05	Power of Attorney — S. Elaine Roberts	Form 10-K Annual Report for the year ended December 31, 2002 (See Exhibit 24(F) therein)

24.06	Power of Attorney — Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2003 (See Exhibit 24.06 therein)

24.07	Power of Attorney — James E. Kunk	Included herein

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC
31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b) EXHIBITS

     The exhibits have been submitted as a separate section of this report following the financial statement schedules.

(c) FINANCIAL STATEMENT SCHEDULES

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

STATE AUTO FINANCIAL CORPORATION

Dated: March 11, 2005	/s/ Robert H. Moone

Robert H. Moone
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert H. Moone Robert H. Moone	Chairman, President and Chief Executive Officer (principal executive officer)	March 11, 2005

/s/ Steven J. Johnston Steven J. Johnston	Chief Financial Officer, Senior Vice President, and Treasurer (principal financial officer)	March 11, 2005

/s/ Cynthia A. Powell Cynthia A. Powell	Vice President and Controller (principal accounting officer)	March 11, 2005

David J. D’Antoni* David J. D’Antoni	Director	March 11, 2005

James E. Kunk* James E. Kunk	Director	March 11, 2005

Paul W. Huesman* Paul W. Huesman	Director	March 11, 2005

William J. Lhota* William J. Lhota	Director	March 11, 2005

John R. Lowther* John R. Lowther	Director	March 11, 2005

S. Elaine Roberts* S. Elaine Roberts	Director	March 11, 2005

Richard K. Smith* Richard K. Smith	Director	March 11, 2005

Paul S. Williams* Paul S. Williams	Director	March 11, 2005

     *Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ Steven J. Johnston	March 11, 2005

Steven J. Johnston
Attorney in Fact

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2004

($ millions)			Amount at
			which shown
Available for Sale			in the
Type of Investments	Cost (1)	Value	balance sheet
Fixed maturities:
Bonds:
U.S. Treasury securities & obligations	$328.2	330.9	330.9
States & political subdivisions	865.4	906.4	906.4
Corporate securities	33.1	35.7	35.7
Mortgage-backed securities of U.S. government agencies	219.0	222.9	222.9
Other debt securities	6.2	6.2	6.2

Total fixed maturities	1,451.9	1,502.1	1,502.1

Equity securities:
Common stocks:
Consumer	33.9	39.7	39.7
Technologies	16.3	18.4	18.4
Pharmaceuticals	12.3	12.9	12.9
Financial services	45.0	52.5	52.5
Manufacturing & other	55.9	70.1	70.1

Total equity securities	163.4	193.6	193.6

Other invested assets	3.2	3.4	3.4

Total investments	$1,618.5	1,699.1	1,699.1

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheets

	December 31
($ millions)	2004	2003
ASSETS
Fixed maturities, available for sale, at fair value	$10.4	9.7
Equity securities, available for sale, at fair value	8.4	6.3
Investments in common stock of subsidiaries (equity method)	777.9	678.6
Other invested assets, at fair value	1.2	1.1
Cash and cash equivalents	18.5	2.2
Real estate	0.3	0.3
Other assets	2.2	2.8
Federal income tax	5.6	4.5
Deferred federal income tax	0.2	—

Total assets	$824.7	705.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable (affiliates $61.0)	$164.5	161.2
Due to affiliates	0.4	0.4
Accrued expenses	1.6	1.6

Total liabilities	166.5	163.2

STOCKHOLDERS’ EQUITY
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 44.7 and 44.2 shares issued, respectively, at stated value of $2.50 per share	111.8	110.4
Less 4.6 treasury shares, at cost	(56.5)	(55.8)
Additional paid-in capital	64.1	56.7
Accumulated other comprehensive income	53.1	53.0
Retained earnings	485.7	378.0

Total stockholders’ equity	658.2	542.3

Total liabilities and stockholders’ equity	$824.7	705.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Condensed Statements of Income

	Year ended December 31
($ millions)	2004	2003	2002

Investment income	$0.8	0.2	—
Net realized gain on investments	0.1	—	—

Total revenue	0.9	0.2	0.0
Interest expense (affiliate $1.9, $1.6 and $2.3, respectively)	7.3	3.0	2.2
Other operating expenses	2.8	3.0	1.7

Total expenses	10.1	6.0	3.9

Loss before federal income taxes	(9.2)	(5.8)	(3.9)
Federal income tax benefit	(4.3)	(1.5)	(1.3)

Net loss before equity in undistributed net earnings of subsidiaries	(4.9)	(4.3)	(2.6)
Equity in undistributed net earnings of subsidiaries	114.9	67.9	39.6

Net income	$110.0	63.6	37.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Condensed Statements of Cash Flows

	Year Ended December 31
($ millions)	2004	2003	2002
Cash flows from operating activities:
Net income	$110.0	63.6	37.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	0.1	0.9	0.2
Net realized gain on investments	(0.1)	—	—
Equity in undistributed earnings of subsidiaries	(114.9)	(68.0)	(39.5)
Changes in operating assets and liabilities:
Accrued expenses and due to affiliates	—	1.4	(0.8)
Other assets	0.2	(0.3)	0.2
Federal income taxes	0.9	1.2	0.1

Net cash used in operating activities	(3.8)	(1.1)	(2.8)

Cash flows from investing activities:
Capitalization of subsidiary	(0.5)	(84.0)	(21.5)
Dividends received from subsidiaries	16.0	2.7	12.4
Purchase fixed maturities	(18.7)	(9.6)	—
Purchase equity securities	(3.6)	(6.0)	—
Purchase other invested assets	—	(1.1)	—
Sale of fixed maturities	17.8	—	—
Sale of equity securities	2.0	—	—

Net cash provided by (used in) investing activities	13.0	(98.0)	(9.1)

Cash flows from financing activities:
Proceeds from issuance of debt to bank	—	115.5	15.0
Debt issuance costs	—	(2.1)	—
Net proceeds from sale of common stock	5.6	4.7	3.0
Payments to acquire treasury stock	—	(0.7)	(6.3)
Proceeds from terminating hedge derivatives	3.8	0.8	—
Repayment of debt	—	(15.0)	—
Payment of dividends	(2.3)	(2.0)	(1.7)

Net cash provided by financing activities	7.1	101.2	10.0
Net increase (decrease) in cash and invested cash	16.3	2.1	(1.9)

Cash and cash equivalents at beginning of year	2.2	0.1	2.0

Cash and cash equivalents at end of year	$18.5	2.2	0.1

Supplemental Disclosures:
Cash received for federal income taxes	$5.2	2.7	1.4

Cash paid for interest	$8.2	3.2	2.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 2004, 2003, and 2002

	Deferred	Future policy		Other policy
	policy	benefits, losses,		claims and
($ millions)	acquisition	claims and	Unearned	benefits	Premium
Segment	cost	loss expenses	premiums	payable	revenue
Year ended December 31, 2004
State Auto standard insurance segment	$93.7	$641.6	$393.3	—	$935.3
State Auto nonstandard insurance segment	3.8	40.2	21.7	—	71.5

Total	97.5	681.8	415.0	—	1,006.8

Year ended December 31, 2003
State Auto standard insurance segment	$82.6	$599.4	$376.1	—	$878.3
State Auto nonstandard insurance segment	4.5	43.6	28.2	—	82.3

Total	87.1	643.0	404.3	—	960.6

Year ended December 31, 2002
State Auto standard insurance segment					$823.0
State Auto nonstandard insurance segment					73.6

Total					896.6

			Amortization
		Benefits, claims,	of deferred
	Net	losses and	policy	Other
($ millions)	investment	settlement	acquisition	operating	Premiums
Segment	income(1)	expenses	costs	expenses(1)	written
Year ended December 31, 2004
State Auto standard insurance segment	$59.8	$568.8	$225.4	$65.3	$952.3
State Auto nonstandard insurance segment	4.0	50.4	10.8	2.8	65.9
Investment management services	0.2	—	—	—	—
All other	0.2	—	—	—	—
Corporate	0.8	—	—	—	—
Reclassification adjustments in consolidation	6.8	—	—	—	—

Total	71.8	619.2	236.2	68.1	1,018.2

Year ended December 31, 2003
State Auto standard insurance segment	$55.3	$589.0	$232.6	$44.5	$906.9
State Auto nonstandard insurance segment	3.1	62.2	11.6	3.1	80.4
Investment management services	0.1	—	—	—	—
All other	0.1	—	—	—	—
Corporate	0.1	—	—	—	—
Reclassification adjustments in consolidation	5.9	—	—	—	—

Total	64.6	651.2	244.2	47.6	987.3

Year ended December 31, 2002
State Auto standard insurance segment	$51.5	$595.4	$213.7	$38.2	$860.5
State Auto nonstandard insurance segment	2.8	58.1	10.6	1.8	82.3
Investment management services	0.1	—	—	—	—
All other	0.2	—	—	—	—
Corporate	—	—	—	—	—
Reclassification adjustments in consolidation	5.1	—	—	—	—

Total	59.7	653.5	224.3	40.0	942.8

(1) Net investment income and other operating expenses are allocated to segments on a legal entity basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

STATE AUTO FINANCIAL CORPORATION
SCHEDULE IV - REINSURANCE
Years Ended December 31, 2004, 2003, and 2002

							Percentage
		Ceded to		Assumed from			of amount
	Gross	Outside	Affiliated	Outside	Affiliated	Net	assumed
($ million, except percentages)	Amount	Companies	Companies(1)	Companies	Companies(1)	Amount	to net(2)
Year ended December 31, 2004 property-casualty earned premiums	$738.7	$15.4	$657.8	$6.1	$935.2	$1,006.8	0.6%

Year ended December 31, 2003 property-casualty earned premiums	679.9	12.8	603.8	4.9	892.4	960.6	0.5%

Year ended December 31, 2002 property-casualty earned premiums	577.8	11.2	506.8	3.9	832.9	896.6	0.4%

(1) These columns include the effect of intercompany pooling.

(2) Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 15(c)
Exhibit Index

(a)(3) LISTING OF EXHIBITS

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see No. 33-40643 on Form S-1 (see Exhibit 3(a) therein) Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 No. 33-40643 on Form S-1 (see Exhibit 3(a) therein) (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see No. 33-40643 on Form S-1 (see Exhibit 3(a) therein) Exhibit 3(b) therein)

4.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation, and Articles 1, 3, 5 and 9 of the Company’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 3(A) and 3(B) No. 33-40643 on Form S-1 (see Exhibit 3(a) therein) therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (e) therein)

10.03*	State Auto 1991 Quality Performance Bonus Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (f) therein)

10.04*	1991 Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.05*	Amendment Number 1 to the 1991 Stock Option Plan	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.06*	1991 Directors’ Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.07	License Agreement between State Automobile Mutual Insurance Company and Policy Management Systems Corporation dated December 28, 1984	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (k) therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.09*	State Auto Insurance Companies Directors’ Deferred Compensation Plan	Form 10-K Annual Report for year ended December 31, 1995 (see Exhibit 10(S) therein)

10.10*	State Auto Insurance Companies Amended and Restated Non-Qualified Incentive Deferred Compensation Plan	Registration Statement on Form S-8, File No. 333-56338 (see Exhibit 4(e) therein)

10.11*	Amendment Number 2 to the 1991 Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.12*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC

10.13	Amended and Restated SERP of State Auto Mutual effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.14	Credit Agreement dated as of June 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended June 30, 1999 (see Exhibit 10(LL) therein)

10.15	Reinsurance Pooling Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company (n/k/a State Auto Insurance Company of Wisconsin), Farmers Casualty Insurance Company and State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio)	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(W) therein)

10.16	Management and Operations Agreement as of January 1, 2000 among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio), Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(X) therein)

10.17	First Amendment to the Management and Operations Agreement effective January 1, 2000 among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio), Stateco Financial Services, Inc., Strategic Insurance Software, Inc. and 518 Property Management and Leasing, LLC	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(Z) therein)

10.18	First Amendment to the June 1, 1999 Credit Agreement dated November 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(AA) therein)

10.19	Second amendment to the June 1, 1999 Credit Agreement dated December 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended March 31, 2000 (see Exhibit 10(BB) therein)

10.20*	Form of Executive Agreement between State Auto Financial Corporation and certain executive officers	Form 10-K Annual Report for the year ended December 31, 2000 (see Exhibit 10(CC) therein)

10.21	First Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 by and among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company (n/k/a State Auto Insurance Company of Wisconsin), Farmers Casualty Insurance Company and State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio)	Form 10-K Annual Report for the year ended December 31, 2000 (see Exhibit 10(DD) therein)

10.22*	2000 Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix A therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC

10.23*	2000 Directors Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.24*	First Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.25*	Second Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000, by the State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, Midwest Security Insurance Company (n/k/a State Auto Insurance Company of Wisconsin), Farmers Casualty Insurance Company and State Auto Insurance Company (n/k/a State Auto Insurance Company of Ohio)	Form 10-Q for the period ended June 30, 2001 (see Exhibit 10(II) therein)

10.26*	Second Amendment to 1991 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.27*	Second Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.28*	Third Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.29	Third Amendment to State Auto Reinsurance Pooling Agreement, Amended and Restated as of January 1, 2000	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(FF) therein)

10.30	Stop Loss Reinsurance Agreement dated October 1, 2001 among inter alia Mutual and State Auto P&C	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(GG) therein)

10.31	Amendment No. 2 to the Management and Operations Agreement dated January 1, 2000 among, inter alia, Mutual and State Auto P&C	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(HH) therein)

10.32	Amendment No. 3 to Management and Operations Agreement effective January 1, 2002, among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC	For 10-Q for the period ended June 30, 2002 (see Exhibit 10(LL) therein

10.33	Management Services Agreement as of July 1, 2002 by and among State Auto Property and Casualty Insurance Company, Meridian Insurance Group, Inc., Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company and Meridian Citizens Security Insurance Company	Form 10-Q for the period ended September 30, 2002 (see Exhibit 10(NN) therein)

10.34	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(OO) therein)

10.35	Fourth Amendment to State Auto Reinsurance Pooling Agreement, Amended and Restated as of January 1, 2000	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(TT) therein)

10.36*	Fourth Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC

10.37	Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert H. Moone	Form 10-Q for the period ending June 30, 2003 (see 10(WW) therein)

10.38	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q for the period ending June 30, 2003 (see 10(XX) therein)

10.39	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q for the period ending June 30, 2003 (see 10(YY) therein)

10.40	Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.01) therein)

10.41	Amendment No. 1 to 2000 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.02) therein

10.42	Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2003	Form 10-K Annual Report for the year ended December 31, 2003 (see Exhibit 10.46 therein)

10.43	Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2004	Included herein

10.44	Credit Agreement Among SAF Funding Corporation The Lenders and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.01 therein)

10.45	Put Agreement among State Automobile Mutual Insurance Company, State Auto Financial Corporation and Key Bank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.02 therein)

10.46	Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.03 therein)

10.47	Standby Confirmation, effective November 10, 2004 to the Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Included herein

10.48	Acknowledgment of Extension and First Amendment to Put Agreement effective November 10, 2004	Included herein

10.49	Confirmation of Extension and First Amendment to Credit Agreement effective November 10, 2004	Included herein

10.50	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank as Trustee	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.51	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.52	State Auto Insurance Companies Quality Performance Bonus Plan Amended and Restated as of April 1, 2004	Form 10-Q for the period ending June 30, 2004 (see Exhibit 10.53 therein)

10.53	State Auto Insurance Companies Quality Performance Bonus Plan 2004 Addendum	Form 10-Q for the period ending June 30, 2004 (see Exhibit 10.54 therein)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

If incorporated by reference document with which
Exhibit No.	Description of Exhibit	Exhibit was previously filed with SEC

10.54	Fifth Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio and State Auto Florida Insurance Company	Form 10-Q for the period ending June 30, 2004 (see Exhibit 10.55 therein)

10.55	Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company	Included herein

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney – William J. Lhota, Urlin G. Harris, Jr., Paul W. Huesman, and David J. D’Antoni	Form 10-Q for the period ended June 30, 1997 (see Exhibit 24(C) therein)

24.02	Power of Attorney – John R. Lowther	Form 10-Q for the period ended March 31, 1998 (see Exhibit 24(D) therein)

24.03	Power of Attorney – Robert H. Moone	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 24(E) therein)

24.04	Power of Attorney – Richard K. Smith	Form 10-K Annual Report for the year ended December 31, 2000 (See Exhibit 24(D) therein)

24.05	Power of Attorney – S. Elaine Roberts	Form 10-K Annual Report for the year ended December 31, 2002 (See Exhibit 24(F) therein)

24.06	Power of Attorney – Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2003 (See Exhibit 24.06 therein)

24.07	Power of Attorney – James E. Kunk	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit