Form 10-Q
period 2005-03-31
STATE AUTO FINANCIAL CORP
filed 2005-05-06
CIK 874977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

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

Yes ☑  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

     Common shares, without par value, outstanding on May 3, 2005 were 40,232,891.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2005

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	March 31	December 31
($ millions, except per share amount)	2005	2004
	(unaudited)	(see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,565.1 and $1,451.9, respectively)	$1,590.2	1,502.1
Equity securities, available for sale, at fair value (cost $177.7 and $163.4, respectively)	201.1	193.6
Other invested assets, at fair value (cost $5.1 and $3.2, respectively)	5.4	3.4

Total investments	1,796.7	1,699.1

Cash and cash equivalents	32.9	64.3
Deferred policy acquisition costs	104.0	97.5
Accrued investment income and other assets	50.9	49.9
Due from affiliate	50.7	10.5
Net prepaid pension expense	54.1	54.9
Reinsurance recoverable on losses and loss expenses payable (affiliates $5.6 and $5.7, respectively)	16.4	25.9
Prepaid reinsurance premiums (affiliates $3.1 and $3.0, respectively)	8.5	8.3
Deferred federal income taxes	8.8	—
Property and equipment, at cost, net of accumulated depreciation of $4.8	13.2	13.3

Total assets	$2,136.2	2,023.7

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $318.6 and $296.9, respectively)	$704.2	681.8
Unearned premiums (affiliates $132.5 and $112.9, respectively)	434.2	415.0
Notes payable (affiliates $61.0)	164.5	164.5
Postretirement benefit liabilities	82.4	80.1
Other liabilities	53.8	20.2
Current federal income taxes	17.5	0.7
Deferred federal income taxes	—	3.2

Total liabilities	1,456.6	1,365.5

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 44.9 and 44.7 shares issued, respectively, at stated value of $2.50 per share	112.2	111.8
Less 4.6 treasury shares, at cost	(56.5)	(56.5)
Additional paid-in capital	65.6	64.1
Accumulated other comprehensive income	32.4	53.1
Retained earnings	525.9	485.7

Total stockholders’ equity	679.6	658.2

Total liabilities and stockholders’ equity	$2,136.2	2,023.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended
	March 31
(unaudited)	2005	2004
Earned premiums (ceded to affiliates $169.1 and $156.0, respectively)	$263.1	248.8
Net investment income	19.0	17.5
Net realized gains on investments	2.4	5.4
Other income (affiliates $0.7 and $0.9, respectively)	1.4	1.4

Total revenues	285.9	273.1

Losses and loss expenses (ceded to affiliates $90.8 and $88.3, respectively)	138.8	147.7
Acquisition and operating expenses	83.8	75.1
Interest expense (affiliates $0.7 and $0.5, respectively)	2.2	1.7
Other expenses, net	3.3	2.6

Total expenses	228.1	227.1

Income before federal income taxes	57.8	46.0

Federal income tax expense	17.0	13.6

Net income	$40.8	32.4

Earnings per common share:
Basic	$1.02	0.82

Diluted	$1.00	0.80

Dividends paid per common share	$0.045	0.040

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended
	March 31
(unaudited)	2005	2004

Cash flows from operating activities:
Net income	$40.8	32.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other, net	2.2	2.2
Net realized gains on investments	(2.4)	(5.4)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(1.2)	(4.0)
Accrued investment income and other assets	(1.1)	(1.2)
Net prepaid pension expense	0.8	0.4
Postretirement benefit liabilities	2.3	1.6
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	9.3	(2.0)
Other liabilities and due to/from affiliates, net	(19.3)	(24.5)
Losses and loss expenses payable	(12.8)	5.3
Unearned premiums	(4.8)	4.5
Federal income taxes	16.7	13.5

Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	54.0	—

Net cash provided by operating activities	84.5	22.8

Cash flows from investing activities:
Purchase of fixed maturities – available for sale	(192.6)	(161.5)
Purchase of equity securities – available for sale	(23.0)	(19.7)
Purchase of other invested assets	(1.9)	—
Maturities, calls and pay downs of fixed maturities – available for sale	26.6	22.5
Sale of fixed maturities – available for sale	64.3	142.9
Sale of equity securities – available for sale	10.5	1.9
Net additions of property and equipment	(0.1)	—

Net cash used in investing activities	(116.2)	(13.9)

Cash flows from financing activities:
Proceeds from issuance of common stock	0.9	1.3
Payment of dividends	(0.6)	(0.5)
Proceeds from terminating hedge derivatives	—	2.3

Net cash provided by financing activities	0.3	3.1

Net increase (decrease) in cash and cash equivalents	(31.4)	12.0
Cash and cash equivalents at beginning of period	64.3	40.0

Cash and cash equivalents at end of period	$32.9	52.0

Supplemental disclosures:
Federal income taxes paid	$0.3	—

Interest paid (affiliates $0.7 and $0.5, respectively)	$0.7	0.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2004 Form 10-K.

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure only will no longer be an alternative. The Statement provides two alternative methods of adoption: the modified prospective transition or the modified retrospective transition. Under the modified prospective method, unvested stock based awards that were granted prior to adoption will continue to be accounted for in accordance with Statement 123, except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under Statement 123. The Company has not elected a transition method. On April 14, 2005, the Securities and Exchange Commission modified the implementation of FAS 123(R) to be effective for the annual period beginning after June 15, 2005.

2. Derivatives

     During March 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. The interest rate swap contract was designated as a fair value hedge to protect against changes in fair value of the Company’s ten year $100.0 million Senior Notes issued in November 2003. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. The Company classifies in the statement of cash flows amounts received from derivative contracts that are accounted for as hedges of identifiable transactions in the same category as the cash flows from the items being hedged.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

3. Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended
	March 31
	2005	2004

Numerator:
Net income for basic and diluted earnings per share	$40.8	32.4

Denominator:
Basic weighted average shares outstanding	40.2	39.6
Effect of dilutive stock options	0.7	0.9

Diluted weighted average shares outstanding	40.9	40.5

Basic earnings per share	$1.02	0.82

Diluted earnings per share	$1.00	0.80

     The following number of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended
	March 31
	2005	2004

Number of options	0.4	—

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

Pro-Forma Fair Value Method

	Three months ended
	March 31
($ millions, except per share amounts)	2005	2004
Net income, as reported	$40.8	32.4
Deduct: Total stock-based employee and non- employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(0.4)

Pro-forma, net income	$40.0	32.0

Earnings per share:
Basic – as reported	$1.02	0.82

Basic – pro-forma	$1.00	0.81

Diluted – as reported	$1.00	0.80

Diluted – pro-forma	$0.96	0.77

     There were no options granted to employees during the three month periods ended March 31, 2005 and 2004.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

     The Company has stock option plans for certain key employees, non-employee directors and certain independent insurance agencies. The Key Employee’s Plan provides that qualified stock options may be granted at an option price not less than common stock fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. The Company has reserved 5.0 million shares of common stock under this plan. These options typically vest over a three year period with one-third vesting at each anniversary date. Normally, these options are exercisable up to ten years from the date of grant.

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

     The Non-employee Directors’ Plan provides each non-employee director of the Company an option to purchase 4,200 shares of common stock following each annual meeting of the shareholders at an option price equal to the common stock fair market value at the close of business on the last trading day immediately prior to the date of the annual meeting. The Company has reserved 0.3 million shares of common stock under this plan. These non-qualified options vest upon grant and are exercisable up to 10 years from the date of grant.

     The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term. The Company has accounted for this plan in its

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

accompanying financial statements at fair value. Expense of $0.1 million associated with this plan was recognized for both three month periods ended March 31, 2005 and 2004.

     There were 25,142 and 29,988 options granted to independent insurance agencies during the three month periods ended March 31, 2005 and 2004, respectively. The fair value of options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

	Three months ended
	March 31
	2005	2004
Fair value	$12.19	12.74
Dividend yield	0.8%	0.8%
Risk free interest rate	4.4%	3.8%
Expected volatility factor	36.9%	34.2%
Expected life in years	7.3	9.7

     A summary of the Company’s stock option activity and related information for all option plans for the three month period ended March 31, 2005 and 2004, is as follows:

	Three months ended
	March 31
	2005		2004
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
(number of options in millions)	Options	Price	Options	Price
Outstanding, beginning of period	2.6	$16.46	2.6	$12.84
Granted	—	—	0.1	23.34
Exercised	(0.1)	6.60	(0.2)	9.16
Cancelled	—	—	—	—

Outstanding, end of period	2.5	$17.09	2.5	$13.22

     A summary of information pertaining to all options outstanding and exercisable at March 31, 2005 is as follows:

(number of options in millions)	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Number	Contractual Life	Price	Number	Price
Less than $10.00	0.2	1.6	$7.67	0.2	$7.67
$10.01 - $20.00	1.8	5.8	14.99	1.4	14.32
$20.01 - $40.00	0.5	9.2	30.11	0.1	28.32

Total	2.5	6.0	$17.09	1.7	$13.72

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

5. Comprehensive Income

     The components of accumulated other comprehensive income, net of related tax, included in stockholders’ equity at March 31, 2005 and 2004, include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

($ millions)	Three months ended
	March 31
	2005	2004

Net income	$40.8	32.4
Unrealized holding gain (loss), net of tax	(20.7)	10.0

Comprehensive income	$20.1	42.4

6. Reinsurance

     The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended
	March 31
	2005	2004

Premiums earned:
Assumed from other insurers and reinsurers	$1.4	1.4
Assumed under State Auto Pool and other affiliate arrangements	248.5	228.8
Ceded to other insurers and reinsurers	(3.9)	(6.8)
Ceded under State Auto Pool and other affiliate arrangements	(169.1)	(156.0)

Net assumed premiums earned	$76.9	67.4

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$1.4	1.9
Assumed under State Auto Pool and other affiliate arrangements	128.3	132.6
Ceded to other insurers and reinsurers	(0.1)	(4.8)
Ceded under State Auto Pool and other affiliate arrangements	(90.8)	(88.3)

Net assumed losses and loss expenses incurred	$38.8	41.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

7. Pension and Postretirement Benefit Plans

     The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2005	2004	2005	2004

Service cost	$2.0	2.0	$1.1	0.9
Interest cost	2.8	2.6	1.6	1.3
Expected return on plan assets	(4.2)	(4.2)	—	(0.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of transition assets	(0.2)	(0.2)	—	—
Amortization of net loss	0.3	0.1	0.2	—

Net periodic cost	$0.8	0.4	$3.0	2.2

     The Company expects to contribute $7.5 million to its pension plan in 2005. As of March 31, 2005, this contribution had not been made.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The accrued postretirement benefit obligation or net periodic postretirement costs do not reflect any amount associated with the subsidy at March 31, 2005, as the Company has not concluded whether the benefits provided by its plan are “actuarially equivalent” to Medicare Part D under the Act.

8. Segment Information

     At March 31, 2005, the Company has three reportable segments: Standard insurance, Nonstandard insurance and investment management services. Interim financial data by segment is as follows:

($ millions)	Three months ended
	March 31
	2005	2004

Revenues from external customers:
Standard insurance	$266.1	245.6
Nonstandard insurance	15.7	20.4
Investment management services	0.7	0.7
All other	0.7	0.8

Total revenues from external customers	$283.2	267.5

Intersegment revenues:
Standard insurance	$—	0.1
Investment management services	1.8	1.6
All other	0.4	0.4

Total intersegment revenues	$2.2	2.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

($ millions)	Three months ended
	March 31
	2005	2004
Segment profit:
Standard insurance	$55.4	38.9
Nonstandard insurance	1.2	1.1
Investment management services.	2.2	2.1
All other	(0.2)	0.4

Total segment profit	58.6	42.5

Reconciling items:
Corporate expenses	(3.2)	(1.9)
Net realized gains	2.4	5.4

Total consolidated income before federal income taxes	$57.8	46.0

Segment assets:
Standard insurance	$2,054.7	2,019.4
Nonstandard insurance	127.3	144.3
Investment management services.	6.5	3.5
All other	15.5	16.1

Total segment assets	$2,204.0	2,183.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     In addition to the information discussed below, the reader is encouraged to review the Company’s Annual Report on Form 10-K for its year ended December 31, 2004 (the “2004 Form 10-K”). The 2004 Form 10-K includes information regarding the Company not discussed in this Form 10-Q, such as an overview of its organizational structure and businesses, a summary of its significant transactions for 2004 and 2003, and information regarding its significant accounting policies, as well as a discussion regarding its critical accounting policies. This information will assist in your understanding of the discussion of the Company’s current period financial results.

Overview

     State Auto Financial Corporation (“State Auto Financial” and, together with its subsidiaries, the “Company”) operates in two insurance segments: (i) State Auto Financial’s wholly owned insurance subsidiaries State Auto Property and Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), and State Auto Insurance Company of Ohio (“SA Ohio”) engage in the standard segment of the Company’s operations; and (ii) State Auto National Insurance Company (“SA National”), a wholly owned subsidiary of the Company, engages in the nonstandard segment.

     A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto P&C, Milbank, Farmers, and SA Ohio (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”) and Meridian Security Insurance Company (“Meridian Security”) (collectively referred to as the “Mutual Pooled Companies”). Meridian Security and Meridian Citizens Mutual are collectively referred to as the “Meridian Insurers.” Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.”

     As of January 1, 2005, the Pooling Arrangement was amended to add the Meridian Insurers as participants. In conjunction with this amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

     The following table presents the impact on the Company’s balance sheet relating to the additional net insurance liabilities assumed on this date:

($ millions)
Losses and loss expense payable	$35.3
Unearned premiums	24.0
Deferred policy acquisition costs	(5.3)

Net cash received	$54.0

     The following table sets forth the participants and participant percentage changes that have occurred in the Pooling Arrangement since January 1, 2003:

	STFC Pooled Companies					Mutual Pooled Companies

Period	State Auto P&C	Milbank	Farmers	SA Ohio	Sub Total	Mutual	SA Wisconsin	SA Florida	Meridian Security	Meridian Citizens Mutual	Sub Total
1/1/2003 – 12/31/2004	59.0%	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0%
1/1/2005 - current	59.0%	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0%

     The Pooled Companies and SA National are collectively referred to herein as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Results of Operations

     The following table summarizes for the three month periods ended March 31, 2005 and 2004 certain key performance indicators used to manage the operations of the Company:

($ millions)	Three Months Ended March 31
GAAP Basis:	2005	2004
Total revenue	$285.9	273.1
Net income	$40.8	32.4
Stockholders’ equity	$679.6	586.3
Loss and LAE ratio*	52.7%	59.4%
Expense ratio*	31.9%	30.2%
Combined ratio	84.6%	89.6%
Catastrophe loss and LAE points*	2.7	1.0
Premium written growth **	11.5%	6.9%
Premium earned growth	5.8%	7.1%
Investment yield	4.4%	4.5%

	Twelve Months Ended
	March 31
Statutory Basis:	2005	2004
Net premiums written to surplus***	1.6	1.8

*	Defined below.
**	9.5% of the increase relates to the unearned premium transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement, effective January 1, 2005.
***	The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

     The Company’s reportable segments are standard insurance, nonstandard insurance, and investment management services. The profits of these segments are monitored by management on an unconsolidated basis and therefore do not reflect adjustments for transactions with other segments or realized gains or losses on sales of investments.

     The following table reflects segment profits for the three months ended March 31, 2005 and 2004, respectively:

($ millions)	2005	2004

Standard insurance	$55.4	38.9
Nonstandard insurance	1.2	1.1
Investment management services	2.2	2.1
All other	(0.2)	0.4

Total segment profit	$58.6	42.5

     The reader is referred to the complete disclosure on reportable segments in Note 8, Reportable Segments, of the Notes to the Company’s Consolidated Financial Statements included in this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The following tables provide a reconciliation to the insurance segments’ GAAP net underwriting profit, GAAP Combined Ratio along with related segment net investment income, for the three months ended March 31, 2005 and 2004, respectively. The tabular information provided does not reflect adjustments for transactions with other segments.

($ millions)	March 31, 2005
			%		%		%
	Standard		Ratio	Nonstandard	Ratio	Total	Ratio

Written premiums	$266.8	(1)		$15.2		$282.0
Earned premiums	248.5			14.6		263.1
Losses and loss expenses	128.1		51.6	10.7	73.3	138.8	52.7
Acquisition and operating expenses	80.8		32.5	3.0	20.5	83.8	31.9

Net underwriting profit/combined ratio	$39.6		84.1	0.9	93.8	40.5	84.6

Net investment income	15.9			1.0		16.9

($ millions)	March 31, 2004
		%		%		%
	Standard	Ratio	Nonstandard	Ratio	Total	Ratio

Written premiums	$231.3		$21.5		$252.8
Earned premiums	229.6		19.2		248.8
Losses and loss expenses	132.7	57.8	15.0	78.1	147.7	59.4
Acquisition and operating expenses	71.6	31.2	3.5	18.0	75.1	30.2

Net underwriting profit/combined ratio	25.3	89.0	0.7	96.1	26.0	89.6

Net investment income	14.5		1.0		15.5

(1)	Includes $23.9 million of unearned premiums transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement, effective January 1, 2005.

     During each of the three months ended March 31, 2005 and 2004, the Company’s insurance segments attained then record level net underwriting profit, with catastrophe losses being relatively moderate. The GAAP Combined Ratio improvements are the direct result of the Company obtaining adequate cost based rates and monitoring risk selection. Management of the Company continues to focus on growing premiums without compromising profitability.

     During the three months ended March 31, 2005, the Company generated net income of $40.8 million compared to $32.4 million for the same 2004 period, respectively. Net income before federal income taxes increased $5.5 million to $51.5 million for the three month period ended March 31, 2005, from the same period in 2004, largely due to improvement in the Company’s core underwriting operations.

     Consolidated earned premiums increased $14.3 million (5.7%) to $263.1 million for the three months ended March 31, 2005 from the same period in 2004. This increase was principally the result of the addition of the Meridian Insurers to the Pooling Arrangement which contributed $10.2 million or 4.2% of the increase in consolidated earned premiums. The internal growth of the standard segment increased consolidated earned premium $8.7 million or 3.5% while the nonstandard segment decreased consolidated earned premiums $4.6 million or (1.9%).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The following table summarizes the consolidated earned premiums by segment, by line of business, for the quarters ended March 31, 2005 and 2004:

($ millions)	2005		2004
	State	% of	State	% of
	Auto	Total	Auto	Total

Standard segment:
Auto – personal	$98.3	37.4	95.8	38.5
Auto – commercial	25.7	9.8	24.8	10.0
Homeowners and farmowners.	47.9	18.2	40.5	16.3
Commercial multi-peril	20.5	7.8	19.7	7.9
Workers’ compensation	8.7	3.3	7.7	3.1
Fire and allied lines	21.2	8.0	18.2	7.3
Other & products liability	18.1	6.9	15.5	6.2
Miscellaneous personal & commercial	8.1	3.1	7.4	3.0

Total Standard	248.5	94.5	229.6	92.3

Nonstandard segment:
Auto – personal	14.6	5.5	19.2	7.7

Grand Total	$263.1	100.0	248.8	100.0

     Earned premiums within the standard segment increased $18.9 million (8.3%) to $248.5 million for the three months ended March 31, 2005 from the same period in 2004, of which $10.2 million or 4.5% was a result of the January 1, 2005 Pooling Arrangement amendment. The internal growth within the standard segment increased earned premiums $8.7 million or 3.8%. After a number of years of having attained a healthy degree of rate adequacy, in 2004 the Company began implementing more moderate base rate changes which continues into 2005 and, in some cases, includes rate reductions, which is expected to slow earned premium growth.

     Earned premiums within the nonstandard segment decreased $4.7 million (24.5%) to $14.6 million for the three months ended March 31, 2005 from the same period in 2004. The nonstandard automobile industry is highly price sensitive, which can have an adverse impact on renewal business as well as new premium growth. During 2001 through 2003, this segment experienced significant top line growth which did not result in bottom line profit. As a consequence, the Company took appropriate actions in terms of rate adequacy and also suspended operations in a number of fast growing, but unprofitable agencies. Because the timing of these changes was contrary to the actions of key competitors, the Company experienced a loss of market share, but has once again returned to generating a bottom line profit. Having achieved a healthy degree of rate adequacy, the Company believes it is positioned to make targeted pricing changes designed to respond to market leaders; however the Company remains committed to retaining actuarially sound, cost based rate levels.

     The Company’s biggest challenge in 2005, as it is for the entire industry, is how to address top line growth. As a consequence, the Company has implemented a number of initiatives to stimulate sales in personal lines new business applications and is working with its independent agency partners to strengthen personal lines sales techniques and skills. Additionally, the Company continually reviews its insurance programs in order to provide insurance to a broader segment in the markets in which it operates. For example, the Company is expanding eligibility requirements for youthful operators within its standard segment and is selectively offering higher limits within the nonstandard segment.

     The Company continues to emphasize that it will not compromise underwriting profitability for top line growth. The Company believes that it can implement periodic rate changes in most states and remain an attractive market to its independent agency partners by stressing the strengths it brings to the market place. These strengths include stability,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with State Auto and provide substantial value to their customers. The Company’s new internet-based upload system for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of new, standards based, user friendly technology, making it easier for agents to submit personal lines accounts to the Company. Recent statistics indicate that approximately 74% of the Company’s new personal auto and homeowners business applications and 66% of change requests in those lines are delivered and processed electronically. Apollo is now applying underwriting business decision logic to all nonstandard new business and change transactions. In 2004, Apollo evaluated in excess of 85,000 transactions in these two categories.

     Net investment income increased $1.5 million (8.6%) to $19.0 million for the three months ended March 31, 2005 from the same 2004 period. An increase in the level of invested assets since March 31, 2004, along with the $54.0 million in cash received on January 1, 2005, from the Pooling Arrangement amendment contributed to these increases. Total cost of invested assets at March 31, 2005 and 2004 was $1,731.7 million and $1,552.4 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on average invested assets at cost decreased to 4.4% from 4.5% for the three months ended March 31, 2005 from the same 2004 period. See further discussion regarding investments at the “Liquidity and Capital Resources”, “Investments” and “Market Risk” sections, included herein.

     Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 52.7% and 59.4% for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, catastrophe losses totaled $7.1 million (2.7 loss ratio points) compared to $2.4 million (1.0 loss ratio points) in the same 2004 period. Catastrophe losses discussed herein have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

     For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company’s insurance operating segments for the three month periods ended March 31, 2005 and 2004, respectively:

	Three months ended
	March 31
			Change
	2005	2004	inc (dec)
Standard segment	51.6%	57.8	(6.2)
Nonstandard segment	73.3%	78.1	(4.8)
Total GAAP Loss and LAE Ratio	52.7%	59.4	(6.7)

     The standard segment’s GAAP loss and LAE ratio improved 6.2 loss ratio points for the three months ended March 31, 2005 from the same 2004 period. Catastrophe losses represented 3.0 and 1.0 loss ratio points of this segment’s GAAP loss and LAE ratio for the three months ended March 31, 2005 and 2004, respectively. The Company monitors all lines of business paying particular attention to auto — personal, homeowners and workers’ compensation due to the impact these lines have on the profitability of the Company. The auto — personal line continues to be the most significant line of business and therefore has the greatest influence on net income; its GAAP loss and LAE ratio increased 0.4 loss ratio points to 57.9 for the three months ended March 31, 2005 from the same 2004 periods. Homeowners, the Company’s second largest line of business, reflected a 13.2 GAAP loss and LAE ratio improvement to 40.4 for the three months ended March 31, 2005 from the same 2004 period. Workers’ compensation continues to be the Company’s most volatile line of business due to the potential loss severity. Its GAAP loss and LAE ratio increased 1.8 loss ratio points to 65.7 for the three months ended March 31, 2005 from the same 2004 period. Workers’ compensation results have been volatile both for the Company and the industry and can have a significant, adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. Workers’ compensation represents approximately 3% of total earned premium.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The nonstandard segment’s GAAP loss and LAE ratio improved 4.8 loss ratio points for the three month period ended March 31, 2005 from the same 2004 periods. Catastrophe losses represented 0.4 and 0.1 loss ratio points of this segment’s GAAP loss and LAE ratio for the three months ended March 31, 2005 and 2004, respectively. The Company continually monitors this segment’s risk selection and rate adequacy as this line of business tends to be more volatile in terms of higher loss frequency than the standard segment. The Company’s focus on rate adequacy and monitoring its independent agency partners’ performance, in terms of both growth and profit, has significantly improved this segment’s profitability from previous years’, specifically 2003 and 2002.

     Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 31.9% and 30.2% for the three months ended March 31, 2005 and 2004, respectively.

     Incentive based compensation to employees and agents are significant variable expenses tied directly to the State Auto Group’s insurance operation’s profitability and contributed to the increased GAAP expense ratio for the three month period ended March 31, 2005 over the same period in 2004. The incentive profit based compensation plans include a Quality Performance Bonus (“QPB”) Plan that covers substantially all employees and a Quality Performance Agreement (“QPA”) available to all the Company’s independent agents. QPB is earned quarterly and is based on the quarterly underwriting profit of the State Auto Group. For the three months ended March 31, 2005, QPB accounted for 2.2 expense ratio points of the GAAP expense ratio as compared to 1.5 expense ratio points for the same 2004 period. As of April 1, 2005, the QPB will be amended to adjust the combined ratio bonus trigger from a 100.0% statutory direct combined ratio to 98.0% and to implement an annual cap in the amount of QPB earned in any one year to 35.0% of an associate’s base compensation as defined in the QPB Plan.

     In addition to the Independent Agency Agreement that authorizes an independent agent to represent the Company and bind business on the Company’s behalf, the Company makes available the QPA, which is paid annually in the year after it is earned. This separate contract obligates the Company to share a portion of the underwriting profit generated by the independent agency’s book of business. While there is a provision in the contract that causes the percentage of the profit sharing to vary based on overall written premium, there is no bonus earned in the absence of underwriting profit. For the three months ended March 31, 2005, QPA accounted for 1.9 expense ratio points as compared to 1.6 expense ratio points for the same 2004 period.

     The consolidated effective federal income tax rate for the three months ended March 31, 2005 was 29.4% as compared to a consolidated effective tax rate of 29.6% for the same 2004 period. Tax exempt interest income is a large component of the difference between the statutory rate and the consolidated effective tax rate.

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

     At March 31, 2005 and December 31, 2004, the Company had $32.9 million and $64.3 million, respectively, of cash and cash equivalents and $1,796.7 million and $1,699.1 million, respectively, of total investments at fair market value. Substantially all of the Company’s fixed maturity and equity securities are traded on public markets.

     For the three months ended March 31, 2005, net cash provided by operating activities was $84.5 million versus $22.8 million for the same 2004 period. The current year increase is primarily due to the $54.0 million received from the January 1, 2005 Pooling Arrangement amendment described above.

     For the three months ended March 31, 2005, net cash used in investing activities was $116.2 million versus $13.9 million for the same 2004 period. The increased net investing activities during 2005 was the result of the Company having a larger amount of cash and cash equivalents available to invest at the beginning of 2005 versus 2004 ($64.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

million in 2005 compared to $40.0 million in 2004), along with the current year increase in cash provided by operating activities, as described above.

     For the three months ended March 31, 2005, net cash provided by financing activities was $0.3 million versus $3.1 million for the same 2004 period. During the first quarter 2004, the Company terminated a fair value hedge transaction, described below, for a cash settlement of $2.3 million on future net swap payments. Additionally, net proceeds from the issuance of Company common stock on option exercises decreased over the same 2004 time period by $0.4 million.

     During March 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. The interest rate swap contract was designated as a fair value hedge to protect against changes in fair value of the Company’s ten year $100.0 million Senior Notes issued in November 2003. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. The Company classifies in the statement of cash flows amounts received from derivative contracts that are accounted for as hedges of identifiable transactions in the same category as the cash flows from the items being hedged.

     In 1999, State Auto Financial entered into a line of credit agreement with State Auto Mutual for $45.5 million in conjunction with its stock repurchase program in effect at that time. Principal payment is due on demand but no later than December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial’s current financial position. Interest rate for 2005 is 3.50% and was 2.25% in 2004. At March 31, 2005, State Auto Financial had approximately $41.4 million in cash and invested assets to meet its current operating and debt related obligations that include interest expense and principal repayments. While the Company is considering its options with regard to its outstanding debt to State Auto Mutual, if it chooses repayment, the funding is anticipated to be derived from State Auto Financial’s current cash and invested assets as well as cash dividend payments in 2005 from its subsidiaries.

     At March 31, 2005, all of the Company’s insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. The Company believes that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements. The Company’s statutory net written premium to surplus ratio was 1.6 to 1.0 and 1.8 to 1.0 for the twelve month periods ended March 31, 2005 and 2004, respectively.

     On March 4, 2005, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.045 per share payable on March 31, 2005, to shareholders of record at the close of business on March 19, 2005. This was also the 55th consecutive quarterly cash dividend declared by the Company’s board since State Auto Financial had its initial public offering of common stock on June 28, 1991.

     State Auto Mutual, whose ownership in State Auto Financial is approximately 65%, has waived its right to receipt of the dividends declared by State Auto Financial since 1994. This is expected to increase the statutory surplus of State Auto Mutual. The Standing Independent Committee of the Board of Directors of State Auto Mutual (the “Standing Independent Committee”) met in August 2004 and voted to waive State Auto Mutual’s dividends that might be declared by the Board of Directors of State Auto Financial for the period from August 1, 2004 to July 31, 2005, in order to take better advantage of the investment opportunity State Auto Financial represents for State Auto Mutual. The Standing Independent Committee will continue to monitor relevant conditions, including but not limited to financial conditions. If in the good faith exercise of the Standing Independent Committee’s business judgment such conditions change in a materially adverse way from those in place currently, it retains the right to revoke its recommendation to waive such dividends as to a particular dividend otherwise payable by State Auto Financial on State Auto Mutual’s common shares of State Auto Financial, provided that any such revocation shall be effected prior to the declaration of a quarterly dividend by State Auto Financial.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Disclosures

Investments

     At March 31, 2005, the Company had no fixed maturity investments rated below investment grade. The Company’s Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of March 31, 2005 and 2004, the bond portfolio had a fair market value that totaled $1,502.1 million and $1,427.9 million, respectively. During the three months ended March 31, 2005, the Company made $23.0 million in purchases of equity securities to enhance growth of statutory surplus over the long term. The Company’s investment strategy does not rely on the use of derivative financial instruments.

     At March 31, 2005, all investments in fixed maturity and equity securities were held as available for sale and therefore were carried at fair value. Other invested assets are comprised of limited liability partnership investments and common securities of the Capital Trust (State Auto Financial’s Delaware business trust subsidiary). The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

     The following table provides the composition of the Company’s investment portfolio at fair market value at March 31, 2005 and December 31, 2004:

($ millions)	March 31, 2005		December 31, 2004
Fixed maturities, at fair value	$1,590.2	88.5%	1,502.1	88.4
Equity securities, at fair value	201.1	11.2%	193.6	11.4
Other invested assets, at fair value	5.4	0.3%	3.4	0.2

Total investments	$1,796.7	100.0%	1,699.1	100.0

     The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant judgment. Among the factors that the Company considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer, and the Company’s intent and ability to hold the security to forecasted recovery or maturity. When a security in the Company’s investment portfolio has a decline in fair value which is other than temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

     The Company reviewed its investments at March 31, 2005, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact the amounts reported herein. At March 31, 2005, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at March 31, 2005. The following table provides the Company’s investment portfolio gross unrealized gains and losses at March 31, 2005:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions, except # of positions)		Gross	Number	Gross	Number
	Cost or	unrealized	of	unrealized	of
	amortized	holding	gain	holding	loss	Fair
Investment Category	cost	gains	positions	losses	positions	Value
Fixed Maturities
U.S. Treasury securities	$311.4	$2.4	45	$(3.4)	67	$310.4
States & political subdivisions	969.9	31.2	310	(7.1)	165	994.0
Corporate securities	26.9	1.6	16	—	1	28.5
Mortgage-backed securities of U.S. Gov. Agencies	251.2	3.3	25	(2.9)	50	251.6
Other debt securities	5.7	—	—	—	—	5.7

Total fixed maturities	1,565.1	38.5	396	(13.4)	283	1,590.2
Equity Securities
Consumer	50.3	8.4	24	(0.7)	6	58.0
Technologies	18.6	2.0	7	(0.6)	4	20.0
Pharmaceuticals	9.0	0.8	2	(0.8)	2	9.0
Financial services	52.8	7.5	21	(1.7)	8	58.6
Manufacturing & other	47.0	9.3	23	(0.8)	9	55.5

Total equity securities	177.7	28.0	77	(4.6)	29	201.1
Other invested assets	5.1	0.3	1	—	—	5.4

Total investments	$1,747.9	$66.8	474	$(18.0)	312	$1,796.7

     The amortized cost and fair value of fixed maturities at March 31, 2005, by contractual maturity, is as follows:

($ millions)	Amortized	Fair
	Cost	Value

Due in 1 year or less	$30.3	30.2
Due after 1 year through 5 years	63.0	63.9
Due after 5 years through 10 years	271.3	279.5
Due after 10 years	949.3	965.0
Mortgage-backed securities	251.2	251.6

Total	$1,565.1	1,590.2

     Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

     Included in realized losses of fixed maturity securities below was $0.7 million recognized loss related to other than temporary impairment on two fixed maturity positions for the three months ended March 31, 2005. There were no other than temporary impairments of fixed maturity securities for the three months ended March 31, 2004. There were no other than temporary impairments of equity securities or other invested assets for the three months ended March 31, 2005 and 2004.

     The securities sold during the three months ended March 31, 2005, were sold to either recognize the gain available, to dispose of the security because of the Company’s opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three months ended March 31, 2005, are summarized as follows:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Three months ended
	March 31, 2005
	Realized	Fair Value
	Gains/Losses	at Sale
Realized gains:
Fixed maturities	$0.8	$52.3
Equity securities	1.9	9.2

Total realized gains	2.7	61.5
Realized losses:
Fixed maturities	0.2	12.0
Equity securities	0.1	1.3

Total realized losses	0.3	13.3

Grand total	$2.4	$74.8

     The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with Company guidelines, generating net investment income, net of applicable fees. Based on terms of the agreement, the Company does not have the right to sell or re-pledge the collateral, unless there is an event of default by the borrower. At March 31, 2005 and December 31, 2004, the amount of collateral held was approximately $115.1 million and $144.7 million, respectively.

Losses and Loss Expenses Payable

     The following table presents losses and loss expenses payable by major line of business:

($ millions)	March 31,	December 31,	January 1,	Percent
	2005	2004	2005(a)	Change(b)

Automobile – personal standard	$190.5	184.9	193.2	(1.4)%
Automobile – personal nonstandard	34.8	35.6	35.6	(2.2)
Automobile – commercial	90.3	86.2	90.5	(0.2)
Homeowners	49.7	40.4	48.3	2.9
Commercial multi-peril	89.9	89.2	93.2	(3.5)
Workers’ compensation	88.3	81.6	88.6	(0.3)
Fire and allied lines	16.1	18.2	19.0	(15.3)
Other/products liability	124.0	115.7	118.6	4.6
Miscellaneous personal/commercial lines	4.3	4.1	4.2	0.2

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $16.4 and $25.9, respectively	$687.9	$655.9	691.2	(0.5)%

(a)	December 31, 2004 reserve balances have been adjusted for comparison purposes to reflect the loss and loss expense reserves assumed by the Company on January 1, 2005 from the Pooling Arrangement amendment discussed above.
(b)	Calculated based on March 31, 2005 change from January 1, 2005.

     Total net losses and loss expenses payable decreased 0.5% from January 1, 2005 to March 31, 2005. Overall, the Company does not believe there was a significant change in the total book of business at March 31, 2005 compared to January 1, 2005.

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

     The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. The Company’s results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. The reader is referred to the Company’s Management Discussion and Analysis, Losses and Loss Expense Payable Section of the 2004 Form 10-K, for a loss reserve measure of sensitivity discussion.

New Accounting Standard

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure only will no longer be an alternative. The Statement provides two alternative methods of adoption: the modified prospective transition or the modified retrospective transition. Under the modified prospective method, unvested stock based awards, that were granted prior to adoption, will continue to be accounted for in accordance with Statement 123 except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under Statement 123. The Company has not elected a transition method. On April 14, 2005, the Securities and Exchange Commission modified the implementation of FAS 123(R) to be effective for the annual period beginning after June 15, 2005.

Market Risk

     With respect to Market Risk, see the discussion regarding this subject in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2004 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2004 Form 10-K.

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

•	The Company’s insurance operations expose it to claims arising out of catastrophic events. The Company has experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in the Company’s financial results for any fiscal quarter or year and could materially reduce the Company’s profitability or harm the Company’s financial condition. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, windstorms, earthquakes, explosions, severe winter weather, and fires, none of which are within the Company’s control. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. The geographic distribution of the Company’s business subjects it to catastrophe exposure from hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states, and Mid-Atlantic regions. In those areas most exposed to natural catastrophes, the Company does have in place very specific underwriting guidelines designed to not only provide a spread of risk but also to control aggregate exposures. Catastrophe losses can vary widely and could significantly exceed the Company’s recent historic results. The frequency and severity of catastrophes are inherently unpredictable.

•	The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect the Company’s business volume and profitability. Although the reinsurer is liable to the Company to the extent of the ceded reinsurance, the Company remains liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate the Company’s obligation to pay claims. The Company is subject to credit risk with respect to the Company’s ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect the Company against losses and may not be available to the Company in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in the Company’s inability to collect or recover reinsurance.

•	Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in the Company and in its ability to market its products. A downgrade in the Company’s financial strength ratings could, among other things, negatively affect the Company’s ability to sell certain insurance products, the Company’s relationships with agents, new sales, and the Company’s ability to compete.

•	The Company markets its insurance products through independent, non-exclusive insurance agents, whereas some of the Company’s competitors sell their insurance products through insurance agents who sell products exclusively for one insurance company. If the Company is unsuccessful in attracting and retaining productive agents to sell the Company’s insurance products, the Company’s sales and results of operations could be adversely affected. The agents that market and sell the Company’s products also sell the Company’s competitors’ products. These agents may recommend the Company’s competitors’ products over the Company’s products or may stop selling the Company’s products altogether. Additionally, the Company competes with the Company’s competitors for productive agents, primarily on the basis of the Company’s financial position, support services and compensation and product features.

•	State Auto Mutual and the Company have acquired other insurance companies, and it is anticipated that State Auto Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material

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

•	The Company’s operations are subject to changes occurring in the legislative, regulatory and judicial environment. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level; state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally; class action and other litigation involving the Company, its affiliates, or the insurance industry generally; and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company’s control.

•	The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies’ underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance and laws regulating underwriting “tools.” These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

•	The property and casualty insurance industry is highly competitive. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

•	The Company is subject to numerous other factors which affect its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to the control of the Company by State Auto Mutual .

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     The information called for by this item is provided under the caption “Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There were no material developments to the legal proceedings discussed in Part II, Item 1, of the Form 10-Q for the quarterly period ended March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002

10.56	Management and Operations Agreement, Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC

10.57	State Auto Insurance Companies Quality Performance Bonus Plan, 2005 Addendum, effective April 1, 2005

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 5, 2005	/s/ Steven J. Johnston

Steven J. Johnston
Treasurer and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Exhibit No.	Description of Exhibits
31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002

10.56	Management and Operations Agreement, Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC

10.57	State Auto Insurance Companies Quality Performance Bonus Plan, 2005 Addendum, effective April 1, 2005