Form 10-Q
period 2005-06-30
STATE AUTO FINANCIAL CORP
filed 2005-08-05
CIK 874977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005
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
     Common shares, without par value, outstanding on July 28, 2005 were 40,360,597.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Index to Form 10-Q Quarterly Report for the three month period ended June 30, 2005

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets – June 30, 2005 and December 31, 2004	1

Condensed consolidated statements of income – Three months ended June 30, 2005 and 2004	2

Condensed consolidated statements of income – Six months ended June 30, 2005 and 2004	3

Condensed consolidated statements of cash flows – Six months ended June 30, 2005 and 2004	4

Notes to condensed consolidated financial statements – June 30, 2005	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure of Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	31
Exhibit 10.58
Exhibit 10.59
Exhibit 10.60
Exhibit 10.61
Exhibit 10.62
Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 10.66
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30	December 31
	2005	2004
	(unaudited)	(see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,587.8 and $1,451.9, respectively)	$1,643.0	1,502.1
Equity securities, available for sale, at fair value (cost $190.3 and $163.4, respectively)	214.1	193.6
Other invested assets, at fair value (cost $6.0 and $3.2, respectively)	6.4	3.4

Total investments	1,863.5	1,699.1

Cash and cash equivalents	41.9	64.3
Deferred policy acquisition costs	107.6	97.5
Accrued investment income and other assets	48.5	49.9
Due from affiliate	50.5	10.5
Net prepaid pension expense	53.3	54.9
Reinsurance recoverable on losses and loss expenses payable (affiliates $5.9 and $5.7, respectively)	14.4	25.9
Prepaid reinsurance premiums (affiliates $2.7 and $3.0, respectively)	8.4	8.3
Current federal income taxes	0.1	—
Property and equipment, at cost, net of accumulated depreciation of $4.8	13.2	13.3

Total assets	$2,201.4	2,023.7

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $310.5 and $296.9, respectively)	$707.8	681.8
Unearned premiums (affiliates $135.1 and $112.9, respectively)	444.6	415.0
Notes payable (affiliates $61.0)	164.4	164.5
Postretirement benefit liabilities	84.6	80.1
Other liabilities	60.0	20.2
Current federal income taxes	—	0.7
Deferred federal income taxes	—	3.2

Total liabilities	1,461.4	1,365.5

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.0 and 44.7 shares issued, respectively, at stated value of $2.50 per share	112.5	111.8
Less 4.6 treasury shares, at cost	(56.5)	(56.5)
Additional paid-in capital	67.7	64.1
Accumulated other comprehensive income	52.3	53.1
Retained earnings	564.0	485.7

Total stockholders’ equity	740.0	658.2

Total liabilities and stockholders’ equity	$2,201.4	2,023.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended
	June 30
(unaudited)	2005	2004
Earned premiums (ceded to affiliates $171.3 and $166.8, respectively)	$263.7	252.4
Net investment income	19.3	17.8
Net realized gains on investments	—	1.3
Other income (affiliates $0.7 and $1.1, respectively)	1.2	1.6

Total revenues	284.2	273.1

Losses and loss expenses (ceded to affiliates $95.6 and $93.7, respectively)	140.7	146.0
Acquisition and operating expenses	83.6	73.5
Interest expense (affiliates $0.7 and $0.5, respectively)	2.2	1.8
Other expenses, net	3.3	2.6

Total expenses	229.8	223.9

Income before federal income taxes	54.4	49.2

Federal income tax expense	15.6	14.6

Net income	$38.8	34.6

Earnings per common share:
Basic	$0.96	0.87

Diluted	$0.94	0.85

Dividends paid per common share	$0.045	0.040

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended
	June 30
(unaudited)	2005	2004
Earned premiums (ceded to affiliates $340.4 and $322.8, respectively)	$526.8	501.1
Net investment income	38.3	35.3
Net realized gains on investments	2.4	6.7
Other income (affiliates $1.5 and $2.0, respectively)	2.6	3.1

Total revenues	570.1	546.2

Losses and loss expenses (ceded to affiliates $186.4 and $182.0, respectively)	279.5	293.7
Acquisition and operating expenses	167.4	148.6
Interest expense (affiliates $1.4 and $0.9, respectively)	4.4	3.5
Other expenses, net	6.6	5.2

Total expenses	457.9	451.0

Income before federal income taxes	112.2	95.2

Federal income tax expense	32.6	28.2

Net income	$79.6	67.0

Earnings per common share:
Basic	$1.98	1.69

Diluted	$1.94	1.65

Dividends paid per common share	$0.090	0.080

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended
	June 30
(unaudited)	2005	2004
Cash flows from operating activities:
Net income	$79.6	67.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other, net	4.8	4.7
Net realized gains on investments	(2.4)	(6.7)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(4.8)	(8.6)
Accrued investment income and other assets	1.2	1.9
Net prepaid pension expense	1.6	0.7
Postretirement benefit liabilities	4.4	3.3
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	11.5	(2.6)
Other liabilities and due to/from affiliates, net	(23.5)	(65.3)
Losses and loss expenses payable	(9.3)	11.4
Unearned premiums	5.6	14.3
Federal income taxes	(2.3)	1.5

Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	54.0	—

Net cash provided by operating activities	120.4	21.6

Cash flows from investing activities:
Purchase of fixed maturities – available for sale	(327.6)	(240.8)
Purchase of equity securities – available for sale	(38.3)	(28.9)
Purchase of other invested assets	(2.8)	(0.1)
Maturities, calls and pay downs of fixed maturities – available for sale	49.7	46.1
Sale of fixed maturities – available for sale	163.3	180.0
Sale of equity securities – available for sale	11.7	4.8
Net additions of property and equipment	(0.2)	(0.6)

Net cash used in investing activities	(144.2)	(39.5)

Cash flows from financing activities:
Proceeds from issuance of common stock	2.7	3.7
Payment of dividends	(1.3)	(1.0)
Proceeds from terminating hedge derivatives	—	2.3

Net cash provided by financing activities	1.4	5.0

Net decrease in cash and cash equivalents	(22.4)	(12.9)

Cash and cash equivalents at beginning of period	64.3	40.0

Cash and cash equivalents at end of period	$41.9	27.1

Supplemental disclosures:
Federal income taxes paid	$34.9	26.4

Interest paid (affiliates $1.3 and $0.9, respectively)	$4.6	4.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. In June 2005, the FASB issued final FSP EITF 03-1-a (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on the Company’s overall results of operations and financial position.
     In May 2005, the FASB issued FASB Statement 154 “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
3. Earnings per Common Share
     The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$38.8	34.6	$79.6	67.0

Denominator:
Basic weighted average shares outstanding	40.3	39.8	40.2	39.7
Effect of dilutive stock options	0.7	1.0	0.7	1.0

Diluted weighted average shares outstanding	41.0	40.8	40.9	40.7

Basic earnings per share	$0.96	0.87	$1.98	1.69

Diluted earnings per share	$0.94	0.85	$1.94	1.65

     The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Number of options	0.4	0.4	0.4	0.9

4. Stock Based Compensation
     The Company has stock-based employee and non-employee stock option compensation plans, which are described more fully below. The Company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

common stock on the date of grant. The Company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and non-employee director compensation.

			Six months
($ millions, except per share amounts)	Three months ended		ended
Pro-Forma Fair Value Method	June 30		June 30
	2005	2004	2005	2004
Net income, as reported	$38.8	34.6	$79.6	67.0
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(0.7)	(1.7)	(1.1)

Pro-forma, net income	$37.9	33.9	$77.9	65.9

Earnings per share:
Basic — as reported	$0.96	0.87	$1.98	1.69

Basic — pro-forma	$0.94	0.85	$1.94	1.66

Diluted — as reported	$0.94	0.85	$1.94	1.65

Diluted — pro-forma	$0.91	0.81	$1.87	1.59

     The Company has stock option plans for certain key employees (the “Key Employee Plan”), non-employee directors (the “Non-employee Directors Plan”) and certain independent insurance agencies. Through 2004, the Key Employee Plan provided that qualified stock options may be granted at an option price not less than common stock’s fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. The Company had reserved 5.0 million shares of common stock under this plan. These options typically vest over a three-year period, with one-third of the options granted vesting on each anniversary of the grant date. Normally, these options are exercisable up to ten years from the date of grant. There were 0.4 million options granted to employees during the three and six month periods ended June 30, 2004.
     On May 11, 2005, shareholders approved an amended and restated Key Employee Plan which was then renamed the Equity Incentive Compensation Plan (the “Equity Plan”). The Equity Plan provides for the granting of the following: qualified and nonqualified stock options, as described above, restricted shares, performance shares, performance units and other stock-based awards. The Company had reserved 5.0 million shares of common stock under the Key Employee Plan; this amount was reduced to 3.5 million shares of common stock under the Equity Plan. The Equity Plan terminates when the Key Employee Plan would have terminated, 10 years from the original effective date of July 1, 2000. At June 30, 2005, only qualified and nonqualified stock options had been granted to certain key employees under the Equity Plan, for a total of 0.3 million options granted.
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
     Through 2004, the Company’s Non-employee Directors Plan provided each non-employee director of the Company with an option to purchase 4,200 shares of common stock following each annual meeting of shareholders at an option price equal to the common stock’s fair market value at the close of business on the last trading day immediately prior to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

the date of the annual meeting. These non-qualified options vested upon grant and are exercisable up to 10 years from the date of grant. Effective as of May 11, 2005 (the date of the Company’s 2005 annual meeting of shareholders), the Non-employee Directors’ Plan was amended to prohibit the grant of further options under the plan.
     On May 11, 2005, shareholders approved the Outside Directors Restricted Share Unit Plan (the “RSU Plan”) which provides each non-employee director with an award of 1,400 restricted share units (“RSU”), following each annual meeting of shareholders. The RSUs vest upon grant. RSUs are not shares of common stock of the Company and, as such, no participant has any rights as a holder of common stock under the RSU Plan. RSUs represent the right to receive an amount, payable in cash or shares of common stock of the Company, equal to the value of a specified number of shares of common stock of the Company at the end of the restricted period. The restricted period for the RSUs begins on the date of grant and expires on the date the non-employee director retires from or otherwise terminates service as a director of the Company. During the restricted period, the non-employee directors are credited with dividends, equivalent in value to those declared and paid on shares of the Company’s common stock, on all RSUs granted to them. The form of distribution at the end of the restricted period is determined by each non-employee director at date of grant. The RSU Plan Administrative Committee retains the right to increase the number of RSUs granted to as many as 5,000 without seeking shareholder approval, if such increase is deemed appropriate by the Administrative Committee to keep directors’ compensation at a competitive level. The Company uses the intrinsic value based method of accounting for the RSUs, under which accumulated compensation cost is equal to 100% of the total number of the RSUs awarded, plus any dividend equivalents, multiplied by the quoted market price of the Company stock at each reporting date. The amount of the award is amortized over the vesting period. Compensation cost charged to expense with respect to RSUs was $0.3 million for the three months and six months ended June 30, 2005.
     The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term. The Company has accounted for this plan in its accompanying financial statements at fair value. Expenses of $0.2 million and $0.2 million, and $0.3 million and $0.3 million associated with this plan were recognized for the three and six month periods ended June 30, 2005 and 2004, respectively.
     The fair value of options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

	Three and six
	months ended
	June 30
	2005	2004
Fair value	$14.67	18.06
Dividend yield	0.7%	0.8%
Risk free interest rate	3.8%	4.6%
Expected volatility factor	36.9%	36.2%
Expected life in years	7.0	9.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

     A summary of the Company’s stock option activity and related information for all option plans for the three and six month periods ended June 30, 2005 and 2004, is as follows:

(number of options in millions)	Three months ended				Six months ended
	June 30				June 30
	2005		2004		2005		2004
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Outstanding, beginning	2.5	$17.11	2.5	$13.22	2.6	$16.48	2.6	$12.84
Granted	0.3	26.45	0.4	30.84	0.3	26.41	0.4	30.33
Exercised	(0.1)	10.88	(0.2)	9.62	(0.2)	8.23	(0.3)	9.41
Cancelled	—	—	—	—	—	17.45	—	—

Outstanding, ending	2.7	$18.59	2.7	$16.15	2.7	$18.59	2.7	$16.15

     A summary of information pertaining to all options outstanding and exercisable at June 30, 2005 is as follows:

(number of options in millions)	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price
$5.01 - $10.00	0.2	1.4	$7.76	0.2	$7.76
$10.01 - $20.00	1.7	5.6	15.07	1.6	14.80
Greater than $20.01	0.8	9.3	28.46	0.2	30.21

Total	2.7	6.4	$18.59	2.0	$15.35

5. Comprehensive Income
     The components of accumulated other comprehensive income, net of related tax, included in stockholders’ equity at June 30, 2005 and 2004, include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$38.8	34.6	$79.6	67.0
Unrealized holding gain (loss), net of tax	19.9	(37.2)	(0.8)	(27.2)

Comprehensive income	$58.7	(2.6)	$78.8	39.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

6. Reinsurance
     The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Premiums earned:
Assumed from other insurers and reinsurers	$1.6	1.5	$3.0	2.9
Assumed under State Auto Pool and other affiliate arrangements	250.0	234.1	498.5	462.9
Ceded to other insurers and reinsurers	(4.1)	(0.6)	(8.0)	(7.4)
Ceded under State Auto Pool and other affiliate arrangements	(171.3)	(166.8)	(340.4)	(322.8)

Net assumed premiums earned	$76.2	68.2	$153.1	135.6

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$2.3	0.7	$3.7	2.6
Assumed under State Auto Pool and other affiliate arrangements	131.7	135.9	260.0	268.5
Ceded to other insurers and reinsurers	(1.4)	0.9	(1.5)	(3.9)
Ceded under State Auto Pool and other affiliate arrangements	(95.6)	(93.7)	(186.4)	(182.0)

Net assumed losses and loss expenses incurred	$37.0	43.8	$75.8	85.2

7. Pension and Postretirement Benefit Plans
     The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$2.0	2.0	$1.1	0.9	$4.0	4.0	$2.2	1.8
Interest cost	2.8	2.6	1.6	1.3	5.6	5.2	3.2	2.6
Expected return on plan assets	(4.2)	(4.2)	(0.1)	(0.1)	(8.4)	(8.4)	(0.1)	(0.2)
Amortization of prior service costs	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Amortization of transition assets	(0.1)	(0.2)	—	—	(0.3)	(0.4)	—	—
Amortization of net loss	0.3	0.1	0.2	—	0.6	0.2	0.4	—

Net periodic cost	$0.9	0.4	$2.9	2.2	$1.7	0.8	$5.9	4.4

     The Company expects to contribute $7.5 million to its pension plan in 2005. As of June 30, 2005, this contribution had not been made.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on accounting for

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The accrued postretirement benefit obligation or net periodic postretirement costs do not reflect any amount associated with the subsidy at June 30, 2005, as the Company has not concluded whether the benefits provided by its plan are “actuarially equivalent” to Medicare Part D under the Act.
8. Segment Information
     At June 30, 2005, the Company has three reportable segments: Standard insurance, Nonstandard insurance and investment management services. Interim financial data by segment is as follows:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Revenues from external customers:
Standard insurance	$267.8	249.9	$533.9	495.4
Nonstandard insurance	14.7	20.1	30.4	40.5
Investment management services	0.7	0.7	1.4	1.4
All other	0.7	0.9	1.4	1.8

Total revenues from external customers	$283.9	271.6	$567.1	539.1

Intersegment revenues:
Standard insurance	$0.1	—	$0.1	0.1
Investment management services	1.8	1.6	3.6	3.3
All other	0.4	0.5	0.8	0.9

Total intersegment revenues	$2.3	2.1	$4.5	4.3

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Segment profit:
Standard insurance	$53.6	44.8	$109.0	83.8
Nonstandard insurance	2.1	2.7	3.3	3.7
Investment management services	2.3	2.1	4.5	4.2
All other	(0.1)	0.2	(0.3)	0.7

Total segment profit	57.9	49.8	116.5	92.4

Reconciling items:
Corporate expenses	(3.5)	(1.9)	(6.7)	(3.9)
Net realized gains	—	1.3	2.4	6.7

Total consolidated income before federal income taxes	$54.4	49.2	$112.2	95.2

Segment assets:
Standard insurance			$2,126.8	1,833.8
Nonstandard insurance			124.7	137.4
Investment management services			6.7	4.6
All other			15.3	15.7

Total segment assets			$2,273.5	1,991.5

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

     The following table sets forth the participants and participant percentage changes that have occurred in the Pooling Arrangement since January 1, 2003:

	STFC Pooled Companies					Mutual Pooled Companies
	State									Meridian
	Auto			SA	Sub		SA	SA	Meridian	Citizens	Sub
Period	P&C	Milbank	Farmers	Ohio	Total	Mutual	Wisconsin	Florida	Security	Mutual	Total
1/1/2003 – 12/31/2004	59.0%	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0%
1/1/2005 - current	59.0%	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0%
     The Pooled Companies and SA National are collectively referred to herein as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Results of Operations
     The following table summarizes for the three and six month periods ended June 30, 2005 and 2004 certain key performance indicators used to manage the operations of the Company:

($ millions)	Three months ended		Six months ended
	June 30		June 30
GAAP Basis:	2005	2004	2005	2004
Total revenue	$284.2	273.1	$570.1	546.2
Net income	$38.8	34.6	$79.6	67.0
Stockholders’ equity	$740.0	586.8	$740.0	586.8
Loss and LAE ratio*	53.3%	57.9%	53.0%	58.6%
Expense ratio*	31.7%	29.1%	31.8%	29.7%
Combined ratio	85.0%	87.0%	84.8%	88.3%
Catastrophe loss and LAE points*	1.2	5.1	2.0	3.1
Premium written growth **	4.5%	3.1%	7.9%	4.9%
Premium earned growth	4.5%	4.4%	5.1%	5.7%
Investment yield	4.3%	4.6%	4.3%	4.6%

	Twelve months ended June 30
Statutory Basis:	2005	2004
Net premiums written to surplus***	1.5	1.7

*	Defined below.

**	4.6% of the increase for the six months ended June 30, 2005 relates to the unearned premium transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement, effective January 1, 2005.

***	The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.
     The Company’s reportable segments are standard insurance, nonstandard insurance, and investment management services. The profits of these segments are monitored by management on an unconsolidated basis and therefore do not reflect adjustments for transactions with other segments or realized gains or losses on sales of investments.
     The following table reflects segment profits as of June 30, 2005 and 2004:

($ millions)	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Standard insurance	$53.6	44.8	$109.0	83.8
Nonstandard insurance	2.1	2.7	3.3	3.7
Investment management services	2.3	2.1	4.5	4.2
All other	(0.1)	0.2	(0.3)	0.7

Total segment profit	$57.9	49.8	$116.5	92.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The reader is referred to the complete disclosure on reportable segments in Note 8, Reportable Segments, of the Notes to the Company’s Consolidated Financial Statements included in this Form 10-Q.
     The following tables provide a reconciliation to the insurance segments’ GAAP net underwriting profit, GAAP Combined Ratio along with related segment net investment income, for the three and six months ended June 30, 2005 and 2004, respectively. The tabular information provided does not reflect adjustments for transactions with other segments.

($ millions)	Three Months Ended June 30, 2005
		%		%		%
	Standard	Ratio	Nonstandard	Ratio	Total	Ratio
Written premiums	$263.2		$11.0		$274.2

Earned premiums	250.0		13.7		263.7
Losses and loss expenses	131.7	52.7	9.0	66.0	140.7	53.3
Acquisition and operating expenses	80.6	32.2	3.0	21.6	83.6	31.7

Net underwriting profit/combined ratio	$37.7	84.9	$1.7	87.6	$39.4	85.0

Net investment income	16.1		0.9		17.0

($ millions)	Three Months Ended June 30, 2004
		%		%		%
	Standard	Ratio	Nonstandard	Ratio	Total	Ratio
Written premiums	$247.1		$15.3		$262.4

Earned premiums	233.4		19.0		252.4
Losses and loss expenses	133.1	57.0	12.9	68.3	146.0	57.9
Acquisition and operating expenses	70.0	30.0	3.5	18.7	73.5	29.1

Net underwriting profit/combined ratio	$30.3	87.0	$2.6	87.0	$32.9	87.0

Net investment income	14.9		1.0		15.9

($ millions)	Six Months Ended June 30, 2005
			%		%			%
	Standard		Ratio	Nonstandard	Ratio	Total		Ratio
Written premiums	$530.0	(1)		$26.2		$556.2	(1)

Earned premiums	498.5			28.3		526.8
Losses and loss expenses	259.8		52.1	19.7	69.7	279.5		53.0
Acquisition and operating expenses	161.4		32.4	6.0	21.1	167.4		31.8

Net underwriting profit/combined ratio	$77.3		84.5	$2.6	90.8	$79.9		84.8

Net investment income	32.0			1.9		33.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six Months Ended June 30, 2004
		%		%		%
	Standard	Ratio	Nonstandard	Ratio	Total	Ratio
Written premiums	$478.5		$36.8		$515.3

Earned premiums	463.0		38.1		501.1
Losses and loss expenses	265.7	57.4	28.0	73.2	293.7	58.6
Acquisition and operating expenses	141.6	30.6	7.0	18.3	148.6	29.7

Net underwriting profit/combined ratio	$55.7	88.0	$3.1	91.5	$58.8	88.3

Net investment income	29.4		2.0		31.4

(1)	Includes $23.9 million of unearned premiums transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement, effective January 1, 2005.
     During each of the three and six months ended June 30, 2005 and 2004, the Company’s insurance segments attained then record level net underwriting profit, with catastrophe losses being relatively moderate. In addition to lower catastrophe losses, the GAAP combined ratio improvements are the direct result of the Company obtaining adequate cost based rates and monitoring risk selection. Management of the Company continues to focus on growing premiums without compromising profitability.
     During the three and six month periods ended June 30, 2005, the Company generated net income of $38.8 million and $79.6 million compared to $34.6 million and $67.0 million for the same 2004 periods, respectively. Net income before federal income taxes increased $5.2 million to $54.4 million and $17.0 million to $112.2 million for the three and six month periods ended June 30, 2005, respectively, from the same periods in 2004, largely due to improvement in the Company’s core underwriting operations.
     Consolidated earned premiums increased $11.3 million (4.5%) to $263.7 million and $25.7 million (5.1%) to $526.8 million for the three and six month periods ended June 30, 2005, respectively, from the same periods in 2004. These increases were principally the result of the addition of the Meridian Insurers to the Pooling Arrangement which contributed $11.0 million or 4.4% and $21.3 million or 4.3% for the three and six month periods ended June 30, 2005. The internal growth of the standard segment increased consolidated earned premium $5.6 million or 2.2% and $14.3 million or 2.8% for the three and six month periods ended June 30, 2005 while the nonstandard segment decreased consolidated earned premiums $5.3 million or 2.1% and $9.9 million or 2.0% from the same periods in 2004, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The following table summarizes the consolidated earned premiums by segment, by line of business, for the three and six month periods ended June 30, 2005 and 2004:

($ millions)	Three months ended June 30				Six months ended June 30
	2005		2004		2005		2004
	State	% of	State	% of	State	% of	State	% of
	Auto	Total	Auto	Total	Auto	Total	Auto	Total
Standard segment:
Auto – personal	$98.1	37.2	96.5	38.2	$196.4	37.3	192.3	38.4
Auto – commercial	25.9	9.8	25.0	9.9	51.6	9.8	49.8	9.9
Homeowners and farmowners	48.5	18.4	41.3	16.4	96.4	18.3	81.8	16.3
Commercial multi-peril	20.9	7.9	19.7	7.8	41.4	7.8	39.4	7.9
Workers’ compensation	8.2	3.1	7.3	2.9	16.9	3.2	15.0	3.0
Fire and allied lines	21.3	8.1	19.2	7.6	42.5	8.1	37.4	7.5
Other & products liability	19.0	7.2	16.7	6.6	37.1	7.0	32.2	6.4
Miscellaneous personal & commercial	8.1	3.1	7.7	3.1	16.2	3.1	15.1	3.0

Total Standard	250.0	94.8	233.4	92.5	498.5	94.6	463.0	92.4
Nonstandard segment:
Auto – personal	13.7	5.2	19.0	7.5	28.3	5.4	38.1	7.6

Grand Total	$263.7	100.0	252.4	100.0	$526.8	100.0	501.1	100.0

     During the three month period ended June 30, 2005, earned premiums within the standard segment increased $16.6 million (7.1%) from the same 2004 period to $250.0 million, with $11.0 million of the increase (4.7%) resulting from the January 1, 2005 Pooling Arrangement amendment and $5.6 million (2.4%) from internal growth. During the six month period ended June 30, 2005, earned premiums increased $35.5 million (7.7%) from the same 2004 period to $498.5 million, with $21.3 million of the increase (4.6%) resulting from the January 1, 2005 Pooling Arrangement amendment, and $14.2 million (3.1%) from internal growth. Moderating rate level changes in 2004 and 2005, and rate reductions for some products, have slowed earned premium growth.
     Earned premiums within the nonstandard segment decreased $5.3 million (27.9%) to $13.7 million and $9.8 million (25.7%) to $28.3 million for the three and six month periods ended June 30, 2005, respectively, from the same periods in 2004. The nonstandard automobile industry is highly price sensitive, which can have an adverse impact on renewal business as well as new premium growth. During 2001 through 2003, this segment experienced significant top line growth which did not result in bottom line profit. As a consequence, the Company took appropriate actions in terms of rate adequacy and also suspended operations in a number of fast growing, but unprofitable agencies. Because the timing of these changes was contrary to the actions of key competitors, the Company experienced a loss of market share, but has once again returned to generating a bottom line profit. Having achieved an acceptable level of rate adequacy, the Company believes it is positioned to make targeted pricing changes designed to respond to market leaders. However, the Company remains committed to retaining actuarially sound, cost-based rate levels.
     The Company’s biggest challenge in 2005, as it is for the entire industry, is top line growth. As a consequence, the Company has implemented a number of initiatives to stimulate sales in personal lines new business and is working with its independent agency partners to strengthen personal lines sales techniques and skills. Additionally, the Company continually reviews its insurance programs in order to provide insurance to a broader segment in the markets in which it operates. For example, the Company is expanding eligibility requirements for youthful operators within its standard segment and is selectively offering higher limits within the nonstandard segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The Company continues to emphasize that it will not compromise underwriting profitability for top line growth. The Company believes that it can implement periodic rate changes in most states and remain an attractive market to its policyholders and independent agency partners by stressing the strengths it brings to the market place. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with State Auto and provide substantial value to their customers. The Company’s new internet-based upload system for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of new, standards based, user friendly technology, making it easier for agents to submit personal lines accounts to the Company. The State Auto Group recently received its XML certification from the ACORD organization. This certification validates the State Auto Group’s implementation of these industry standards within the information technology infrastructure.
     Recent statistics indicate that approximately 80% of the Company’s new personal auto and homeowners business applications and 68% of change requests in these lines are delivered and processed electronically. The new business percentage represents a 10% improvement since year end 2004 and tends to indicate that the Company’s efforts to compete on “ease of doing business” is achieving some success.
     Apollo continues to be used to apply underwriting business decision logic to all nonstandard new business and change transactions. Apollo is now being rolled out to the standard lines (auto and home) on a state by state basis. It is currently in place for new business in five of the Company’s operating states, which include two of the Company’s top ten states.
     Net investment income increased $1.5 million (8.4%) to $19.3 million and $3.0 million (8.5%) to $38.3 million for the three and six month periods ended June 30, 2005, respectively, from the same 2004 periods. An increase in the level of invested assets since June 30, 2004, along with the $54.0 million in cash received on January 1, 2005, from the Pooling Arrangement amendment contributed to these increases. Total cost of invested assets at June 30, 2005 and 2004 was $1,784.1 million and $1,526.6 million, respectively. Reflecting a decline in the interest rate environment, the annualized investment yields based on average invested assets at cost decreased to 4.3% from 4.6% for the three and six month periods ended June 30, 2005 from the same 2004 periods. See further discussion regarding investments at the “Liquidity and Capital Resources”, “Investments” and “Market Risk” sections, included herein.
     Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 53.3% and 57.9% for the three month periods ended June 30, 2005 and 2004, respectively, and 53.0% and 58.6% for the six month periods ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005, catastrophe losses totaled $3.2 million (1.2 loss ratio points) compared to $12.9 million (5.1 loss ratio points) for the same 2004 period. For the six months ended June 30, 2005, catastrophe losses totaled $10.3 million (2.0 loss ratio points) compared to $15.3 million (3.1 loss ratio points) for the same 2004 period. Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. While not meeting PCS’ definition of an industry catastrophic event, the Company has also included in these figures those losses that arise from an event, or series of related events, that it has internally defined as a catastrophic event resulting in ultimate losses to the State Auto Group in excess of $2.0 million. During June 2005, severe weather struck portions of the northern mid-west, resulting in losses identified by the Company as a catastrophic event. This event totaled $3.2 million in losses to the Company, or 1.2 and 0.6 loss ratio points for the three and six months ended June 30, 2005.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company’s insurance operating segments for the three and six month periods ended June 30, 2005 and 2004, respectively:

	Three months ended			Six months ended
	June 30			June 30
			Change			Change
	2005	2004	inc (dec)	2005	2004	inc (dec)
Standard segment	52.7%	57.0	(4.3)	52.1%	57.4	(5.3)
Nonstandard segment	66.0%	68.3	(2.3)	69.7%	73.2	(3.5)
Total GAAP Loss and LAE Ratio	53.3%	57.9	(4.6)	53.0%	58.6	(5.6)
     The standard segment’s GAAP loss and LAE ratio improved 4.3 and 5.3 loss ratio points for the three and six months ended June 30, 2005, respectively, from the same 2004 periods. Catastrophe losses represented 1.2 and 5.5 loss ratio points of this segment’s GAAP loss and LAE ratio for the three months ended June 30, 2005 and 2004, respectively, and 2.0 and 3.3 loss ratio points for the six months ended June 30, 2005 and 2004, respectively. The Company monitors all lines of business paying particular attention to auto – personal and homeowners due to the impact these lines have on the profitability of the Company. The auto – personal line continues to be the most significant line of business and therefore has the greatest influence on net income; its GAAP loss and LAE ratio increased to 60.4% for the three months ended June 30, 2005 from 55.0% for the same 2004 period. For the six months ended June 30, 2005, the GAAP loss and LAE ratio was 59.1% up from 56.2% for the same 2004 period. An increase in both the frequency and severity of losses within the bodily injury coverage of this line of business contributed largely to this increase in the current quarter. It is important to note that the Company’s auto rate levels are reviewed each year in detail for each state to adjust for changing claim patterns and claim costs. In most states, this has resulted in increasing liability rates and decreasing physical damage rates. While these loss costs trends increased for bodily injury coverage this quarter, the Company does not consider this a major deviation from the expected long term trend for the overall line. Nonetheless, the Company will continue to examine the auto trends by coverage and address any problems with appropriate pricing and underwriting action. Homeowners, the Company’s second largest line of business, reflected a 15.5 loss ratio improvement to 53.1% for the three months ended June 30, 2005 from the same 2004 period. For the six months ended June 30, 2005, the GAAP loss and LAE ratio improved 14.4 loss ratio points to 46.8% from the same 2004 period. Contributing largely to this improvement has been lower than normal catastrophe losses within the current year as compared to the same 2004 periods, as well as the Company’s commitment to cost-based rate increases that were taken in prior periods.
     The nonstandard segment’s GAAP loss and LAE ratio improved 2.3 and 3.5 loss ratio points for the three and six month periods ended June 30, 2005, respectively, from the same 2004 periods. Catastrophe losses represented 0.5 and 0.8 loss ratio points of this segment’s GAAP loss and LAE ratio for the three months ended June 30, 2005 and 2004, respectively, and 0.5 and 0.4 loss ratio points for the six months ended June 30, 2005 and 2004, respectively. The Company continually monitors this segment’s risk selection and rate adequacy as this line of business tends to be more volatile in terms of loss frequency than the standard segment. The Company’s focus on rate adequacy and monitoring its independent agency partners’ performance, in terms of both growth and profit, has significantly improved this segment’s profitability from previous years’, specifically 2003 and 2002.
     Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 31.7% and 29.1% for the three months ended June 30, 2005 and 2004, respectively, and 31.8% and 29.7% for the six months ended June 30, 2005 and 2004, respectively.
     Incentive based compensation to employees and agents are significant variable expenses tied directly to the State Auto Group’s insurance operation’s profitability and contributed to the increased GAAP expense ratio for the three and six month periods ended June 30, 2005 over the same periods in 2004. The incentive profit based compensation plans include a Quality Performance Bonus (“QPB”) Plan that covers substantially all employees and a Quality Performance Agreement (“QPA”) available to all the Company’s independent agents. QPB is earned quarterly and is based on the quarterly underwriting profit of the State Auto Group. For the three and six months ended June 30, 2005, QPB accounted for 1.7 and 1.9 expense ratio points of the GAAP expense ratio as compared to 1.0 and 1.4 expense ratio points for the same 2004 periods. As of April 1, 2005, the QPB was amended to adjust the combined ratio bonus trigger from a 100.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

statutory direct combined ratio to 98.0% and to implement an annual cap in the amount of QPB earned in any one year to 35.0% of an associate’s base compensation as defined in the QPB Plan.
     In addition to the Independent Agency Agreement that authorizes an independent agent to represent the Company and bind business on the Company’s behalf, the Company makes available the QPA, which is paid annually in the year after it is earned. This separate contract obligates the Company to share a portion of the underwriting profit generated by the independent agency’s book of business. While there is a provision in the contract that causes the percentage of the profit sharing to vary based on overall written premium, there is no bonus earned in the absence of underwriting profit, as determined by the plan. For the three and six months ended June 30, 2005, QPA accounted for 1.9 and 1.8 expense ratio points as compared to 1.3 and 1.1 expense ratio points for the same 2004 periods.
     The consolidated effective federal income tax rate for the three and six months ended June 30, 2005 was 28.8% and 29.1% as compared to a consolidated effective tax rate of 29.6% for the same 2004 periods. Tax exempt interest income is a large component of the difference between the statutory rate and the consolidated effective tax rate.
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
     At June 30, 2005 and December 31, 2004, the Company had $41.9 million and $64.3 million, respectively, of cash and cash equivalents and $1,863.5 million and $1,699.1 million, respectively, of total investments at fair market value. Substantially all of the Company’s fixed maturity and equity securities are traded on public markets.
     For the six months ended June 30, 2005, net cash provided by operating activities was $120.4 million versus $21.6 million for the same 2004 period. The current year increase is primarily due to the $54.0 million received from the January 1, 2005 Pooling Arrangement amendment described above, as well as the improvement in insurance operations and net investment income compared to the same 2004 time period. Included in Other Liabilities at June 30, 2005, is $23.5 million of amounts due to brokers relating to investment security sales, which has been reflected within the investing section of the Statement of Cash Flows.
     In September 2004, as permitted by regulations of the Internal Revenue Service, the Company contributed $5.0 million to the Company’s pension plan on behalf of its employees. The actuarially determined funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. Based on actuarially determined funding requirements of the pension plan, the Company expects to contribute approximately $7.5 million in cash during the third quarter of 2005.
     For the six months ended June 30, 2005, net cash used in investing activities was $144.2 million versus $39.5 million for the same 2004 period. The increased net investing activities during 2005 were the result of the Company having a larger amount of cash and cash equivalents available to invest at the beginning of 2005 versus 2004 ($64.3 million in 2005 compared to $40.0 million in 2004), $54.0 million as a result of the January 1, 2005 Pooling Arrangement amendment, along with the current year increase in cash provided by operating activities, as described above.
     For the six months ended June 30, 2005, net cash provided by financing activities was $1.4 million versus $5.0 million for the same 2004 period. During the first quarter 2004, the Company terminated a fair value hedge transaction, described below, for a cash settlement of $2.3 million on future net swap payments.
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
     In 1999, State Auto Financial entered into a line of credit agreement with State Auto Mutual for $45.5 million in conjunction with its stock repurchase program in effect at that time. Principal payment is due on demand but no later than December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial’s current financial position. Interest rate for 2005 is 3.50% and was 2.25% in 2004. At June 30, 2005, State Auto Financial had approximately $40.3 million in cash and invested assets to meet its current operating and debt related obligations that include interest expense and principal repayments. While the Company is considering its options with regard to its outstanding debt to State Auto Mutual, if it chooses repayment, the funding is anticipated to be derived from State Auto Financial’s current cash and invested assets as well as cash dividend payments in 2005 from its subsidiaries.
     At June 30, 2005, all of the Company’s insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. The Company believes that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements. The Company’s statutory net written premium to surplus ratio was 1.5 to 1.0 and 1.7 to 1.0 for the twelve month periods ended June 30, 2005 and 2004, respectively.
     On May 11, 2005, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.045 per share payable on June 30, 2005, to shareholders of record at the close of business on June 15, 2005. This was also the 56th consecutive quarterly cash dividend declared by the Company’s board since State Auto Financial had its initial public offering of common stock on June 28, 1991.
     In August of 2004, State Auto Mutual’s Board of Directors, acting on a recommendation of its Standing Independent Committee, adopted a resolution waiving the dividends that would otherwise be payable to it by State Auto Financial for a one-year period ending July 31, 2005, continuing a practice that had been in place for quite some time. The Standing Independent Committee of the Board of Directors of State Auto Mutual (the “Standing Independent Committee”) met in May 2005 and recommended to the Board of Directors of State Auto Mutual that the current dividend waiver be allowed to expire, which recommendation was accepted. Should the Company continue to pay a quarterly dividend at a rate of $0.045 per share, quarterly dividend payments beginning with the third quarter of 2005 would increase $1.2 million or $4.7 million annually. It is anticipated that the funding of these additional dividends will be in the form of dividends from subsidiaries to State Auto Financial.
Other Disclosures
Investments
     At June 30, 2005, the Company had no fixed maturity investments rated below investment grade. The Company’s Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of June 30, 2005 and 2004, the bond portfolio had a fair market value that totaled $1,643.0 million and $1,387.4 million, respectively. During the six months ended June 30, 2005, the Company made $27.0 million in purchases of equity securities to enhance growth of statutory surplus over the long term. The Company’s investment strategy does not rely on the use of derivative financial instruments.
     At June 30, 2005, all investments in fixed maturity and equity securities were held as available for sale and therefore were carried at fair value. Other invested assets are comprised of limited liability partnership investments and common securities of the Capital Trust (State Auto Financial’s Delaware business trust subsidiary). The unrealized holding

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.
     The following table provides the composition of the Company’s investment portfolio at fair market value at June 30, 2005 and December 31, 2004:

($ millions)	June 30, 2005		December 31, 2004
Fixed maturities, at fair value	$1,643.0	88.2%	1,502.1	88.4
Equity securities, at fair value	214.1	11.5%	193.6	11.4
Other invested assets, at fair value	6.4	0.3%	3.4	0.2

Total investments	$1,863.5	100.0%	1,699.1	100.0

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
     The Company reviewed its investments at June 30, 2005, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could negatively impact the amounts reported herein. At June 30, 2005, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at June 30, 2005. The following table provides the Company’s investment portfolio gross unrealized gains and losses at June 30, 2005:

		Gross	Number	Gross
	Cost or	unrealized	of	unrealized	Number
($ millions, except # of positions)	amortized	holding	gain	holding	of	Fair
Investment Category	cost	gains	positions	losses	loss positions	Value
Fixed Maturities
U.S. Treasury securities	$266.5	$5.4	65	$(0.6)	40	$271.3
States & political subdivisions	1,027.5	44.0	454	(0.8)	40	1,070.7
Corporate securities	23.4	1.9	15	—	1	25.3
Mortgage-backed securities of U.S. Gov. Agencies	264.7	6.4	44	(1.1)	31	270.0
Other debt securities	5.7	—	—	—	—	5.7

Total fixed maturities	1,587.8	57.7	578	(2.5)	112	1,643.0
Equity Securities
Consumer	57.1	8.2	22	(1.0)	9	64.3
Technologies	19.0	2.0	5	(0.6)	6	20.4
Pharmaceuticals	15.1	0.8	2	(0.7)	3	15.2
Financial services	51.2	7.5	21	(0.9)	6	57.8
Manufacturing & other	47.9	9.5	23	(1.0)	7	56.4

Total equity securities	190.3	28.0	73	(4.2)	31	214.1
Other invested assets	6.0	0.4	4	—	—	6.4

Total investments	$1,784.1	$86.1	655	$(6.7)	143	$1,863.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The amortized cost and fair value of fixed maturities at June 30, 2005, by contractual maturity, are as follows:

($ millions)	Amortized	Fair
	Cost	Value
Due in 1 year or less	$26.0	26.0
Due after 1 year through 5 years	57.6	58.8
Due after 5 years through 10 years	251.4	263.9
Due after 10 years	988.1	1,024.3
Mortgage-backed securities	264.7	270.0

Total	$1,587.8	1,643.0

     Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
     Included in realized losses on equity securities in the table below was the recognition of a $0.9 million loss related to other than temporary impairment on one equity position for the three and six months ended June 30, 2005. Included in realized losses on fixed maturity securities was a $0.7 million recognized loss related to other than temporary impairment on two fixed maturity positions for the six months ended June 30, 2005. There were no other than temporary impairments on fixed maturity securities for the three or six months ended June 30, 2004. There were $0.4 million in other than temporary impairments on equity securities for the six months ended June 30, 2004. There were no other than temporary impairments in other invested assets for the three or six months ended June 30, 2005 and 2004.
     The securities sold during the three and six months ended June 30, 2005, were sold to either recognize the gain available, to dispose of the security because of the Company’s opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three and six months ended June 30, 2005, are summarized as follows:

($ millions)	Three months ended		Six months ended
	June 30, 2005		June 30, 2005
	Realized	Fair Value	Realized	Fair Value
	Gains/Losses	at Sale	Gains/Losses	at Sale
Realized gains:
Fixed maturities	$2.4	$64.2	$3.2	$116.6
Equity securities	—	—	1.9	9.1

Total realized gains	2.4	64.2	5.1	125.7

Realized losses:
Fixed maturities	1.1	34.7	1.3	46.7
Equity securities	1.3	1.3	1.4	2.6

Total realized losses	2.4	36.0	2.7	49.3

Grand total	$—	$100.2	$2.4	$175.0

     The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with Company guidelines, generating net investment income, net of applicable fees. Based on terms of the agreement, the Company does not have the right to sell or re-pledge the collateral, unless there is an event of default by the borrower. At June 30, 2005 and December 31, 2004, the amount of collateral held was approximately $46.7 million and $144.7 million, respectively. During 2005, the Company’s investment portfolio has been shifting toward a greater concentration in tax-free fixed maturity securities, rather than corporate securities. Lower demand exists for tax-free securities, resulting in the decreased lending activity in 2005.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and Loss Expenses Payable
     The following table presents losses and loss expenses payable by major line of business:

($ millions)	June 30,	December 31,	January 1,	Percent
	2005	2004	2005(a)	Change(b)
Automobile – personal standard	$194.7	184.9	193.2	0.8%
Automobile – personal nonstandard	32.1	35.6	35.6	(9.8)
Automobile – commercial	91.2	86.2	90.5	0.8
Homeowners	53.7	40.4	48.3	11.2
Commercial multi-peril	90.4	89.2	93.2	(3.0)
Workers’ compensation	86.3	81.6	88.6	(2.3)
Fire and allied lines	15.7	18.2	19.0	(17.4)
Other/products liability	124.6	115.7	118.6	5.1
Miscellaneous personal/commercial lines	4.7	4.1	4.2	11.9

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $14.4 and $25.9, respectively	$693.4	655.9	691.2	0.3%

(a)	December 31, 2004 reserve balances have been adjusted for comparison purposes to reflect the loss and loss expense reserves assumed by the Company on January 1, 2005 from the Pooling Arrangement amendment discussed above.

(b)	Calculated based on June 30, 2005 change from January 1, 2005.
     As provided in the above table, total net losses and loss expenses payable increased 0.3% from January 1, 2005 to June 30, 2005. Overall, the reserve changes year-to-date are consistent with the modest growth in exposure levels.
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
Other Items
     The Terrorism Risk Insurance Act of 2002 (”TRIA”) established a temporary federal program that provides for a system of shared public and private compensation for insured losses resulting from so-called “certified” acts of terrorism which requires, in part, that such act of terrorism have been committed by or on behalf of a foreign interest. In order for a loss to be covered under the TRIA, it must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury (“subject losses”). In the case of a war declared by Congress, only workers’ compensation losses are covered by the TRIA. The Terrorism Insurance Program (the “Program”) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

that limits the amount of subject losses to $100 billion aggregate per program year. The Company’s deductible under this federal Program is approximately $63.9 million for 2005, subject to final rules to be established by the U.S. Treasury. Under the TRIA, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the TRIA and that do not arise out of nuclear, biological or chemical agents. The TRIA is currently scheduled to sunset at year end 2005. If it does not continue in place (or if it is replaced by a somewhat similar program), none of the foregoing would be applicable and each carrier would have to make its own decisions with respect to terrorism insurance. The Company’s current property reinsurance treaties exclude certified acts of terrorism. If the TRIA expires, those treaties will exclude acts of terrorism as defined within the treaties. Likewise, if the TRIA expires, the Company will pursue changes to its direct, commercial policies to exclude acts of terrorism as defined within its policies. It is uncertain if the TRIA will be extended in its current form, extended with material revision or expire as scheduled at the end of 2005.
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
     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. In June 2005, the FASB issued final FSP EITF 03-1-a (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on the Company’s overall results of operations and financial position.
     In May 2005, the FASB issued FASB Statement 154 “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. This

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
•	The Company’s current property reinsurance treaties exclude certified acts of terrorism, as defined by TRIA. If TRIA expires, those treaties will exclude acts of terrorism as defined within the treaties. Likewise, if TRIA expires, the Company will pursue changes to its direct, commercial policies to exclude acts of terrorism as defined within its policies. It is uncertain if TRIA will be extended in its current form, extended with material revision, or allowed to expire as scheduled at the end of 2005. It is also uncertain how state regulators will react to filings excluding all acts of terrorism from coverage. It is also uncertain how market pressures created by how the Company’s competitors react to changes in TRIA will affect the Company.

•	Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in the Company and in its ability to market its products. A downgrade in the Company’s financial strength ratings could, among other things, negatively affect the Company’s ability to sell certain insurance products, the Company’s relationships with agents, new sales, and the Company’s ability to compete.

•	The Company markets its insurance products through independent, non-exclusive insurance agents, whereas some of the Company’s competitors sell their insurance products through insurance agents who sell products exclusively for one insurance company. If the Company is unsuccessful in attracting and retaining productive agents to sell the Company’s insurance products, the Company’s sales and results of operations could be adversely affected. The agents that market and sell the Company’s products also sell the Company’s competitors’ products. These agents may recommend the Company’s competitors’ products over the Company’s products or may stop selling the Company’s products altogether. Additionally, the Company competes with the Company’s competitors for productive agents, primarily on the basis of the Company’s financial position, support services and compensation and product features.

•	State Auto Mutual and the Company have acquired other insurance companies, and it is anticipated that State Auto Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company’s operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company’s financial performance.

•	The Company’s operations are subject to changes occurring in the legislative, regulatory and judicial environment. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level; state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally; class action and other litigation involving the Company, its affiliates, or the insurance industry generally; and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company’s control.

•	The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents,

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The material developments to the legal proceedings discussed in Part I, Item 3, of the Form 10-K for the year ended December 31, 2004 are as follows:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Minority Shareholder Litigation – Indiana
     On July 27, 2001, Gregory M. Shepherd and American Union Insurance Company (the “Plaintiffs”) file a complaint against State Auto Financial, State Auto Mutual and various other parties in the United States District Court for the Southern District of Indiana (the “Court”). The factual basis for this lawsuit arose from circumstances surrounding the merger of Meridian Insurance Group, Inc. with and into a wholly owned subsidiary of State Auto Mutual (the “Merger”). The Merger was completed in June, 2001. On December 3, 2003, the Court granted the Plaintiffs’ request to dismiss all claims and parties to the lawsuit other than breach of contract claims against State Auto Financial and State Auto Mutual concerning a confidentiality agreement. On August 1, 2005, the Court granted State Auto Financial’s and State Auto Mutual’s motion for summary judgment, and dismissed the remainder of the Plaintiff’s claims with prejudice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be
	of Shares		Announced	Purchased
	Purchased * (in	Average Price	Plans or	under the Plans
Period	whole numbers)	Paid Per Share	Programs	or Programs
04/01/05 thru 04/30/05	—	—	—	—
05/01/05 thru 05/31/05	—	—	—	—
06/01/05 thru 06/30/05	1,358	$29.04	—	—

Total	1,358	$29.04	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of State Auto Financial Corporation was held on May 11, 2005. The total shares represented at the meeting were 38,311,218 common shares. This constituted 95.2% of the Company’s 40,232,391 common shares outstanding as March 21, 2005, the record date for the determination of shareholders entitled to notice of and to vote at the annual meeting. At the annual meeting, the shareholders voted on the following proposals:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

1.	The election of David J. D’Antoni, William J. Lhota and S. Elaine Roberts as Class II directors, each to hold office until the 2008 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

	NUMBER OF VOTES
	FOR	WITHHELD
David J. D’Antoni	37,153,684	1,157,534
William J. Lhota	37,169,227	1,141,991
S. Elaine Roberts	37,197,772	1,113,445
On the basis of this vote, each of David J. D’Antoni, William J. Lhota and S. Elaine Roberts were elected as Class II directors to serve until the 2008 annual meeting and until a successor is elected and qualified.
2.	A proposal to approve the Amended and Restated Equity Incentive Compensation Plan.

	OPPOSED		BROKER
FOR THE PROPOSAL	TO PROPOSAL	ABSTAIN	NON-VOTES
30,988,487	1,220,686	39,780	6,062,265
On the basis of this vote, the proposal to approve the Amended and Restated Equity Incentive Compensation Plan was adopted by the shareholders.
3.	A proposal to approve the Outside Directors Restricted Share Unit Plan.

	OPPOSED		BROKER
FOR THE PROPOSAL	TO PROPOSAL	ABSTAIN	NON-VOTES
31,131,258	1,083,491	34,203	6,062,266
On the basis of this vote, the proposal to approve the Outside Directors Restricted Share Unit Plan was adopted by the shareholders.
4.	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for 2005.

	OPPOSED
FOR THE PROPOSAL	TO PROPOSAL	ABSTAIN
38,217,534	75,310	18,373
On the basis of this vote, the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for 2005 was adopted by the shareholders.
Item 5. Other Information
None

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit
No.	Description of Exhibits
10.58	Amended and Restated Executive Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005

10.59	First Amendment to Employment Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005

10.60	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation

10.61	Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.62	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation

10.63	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation

10.64	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.65	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.66	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation
Date: August 5, 2005	/s/ Steven J. Johnston
Steven J. Johnston
Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibits
10.58	Amended and Restated Executive Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005

10.59	First Amendment to Employment Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005

10.60	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation

10.61	Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.62	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation

10.63	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation

10.64	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.65	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation

10.66	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002