Form 10-Q
period 2005-09-30
STATE AUTO FINANCIAL CORP
filed 2005-11-08
CIK 874977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005
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
Yes ☑          No ☐
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
          Common shares, without par value, outstanding on November 3, 2005 were 40,411,126.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2005

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	September 30	December 31
($ millions, except per share amount)	2005	2004
	(unaudited)	(see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,593.7 and $1,451.9, respectively)	$1,621.4	1,502.1
Equity securities, available for sale, at fair value (cost $206.9 and $163.4, respectively)	229.0	193.6
Other invested assets, at fair value (cost $6.1 and $3.2, respectively)	6.6	3.4

Total investments	1,857.0	1,699.1

Cash and cash equivalents	59.9	64.3
Deferred policy acquisition costs	109.8	97.5
Accrued investment income and other assets	46.3	49.9
Due from affiliate	34.5	10.5
Net prepaid pension expense	60.0	54.9
Reinsurance recoverable on losses and loss expenses payable (affiliates $5.8 and $5.7, respectively)	11.9	25.9
Prepaid reinsurance premiums (affiliates $0.8 and $3.0, respectively)	6.7	8.3
Current federal income taxes	14.9	—
Deferred federal income taxes	9.4	—
Property and equipment, at cost, net of accumulated depreciation of $4.8	13.1	13.3

Total assets	$2,223.5	2,023.7

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $303.8 and $296.9, respectively)	$741.7	681.8
Unearned premiums (affiliates $134.3 and $112.9, respectively)	448.6	415.0
Notes payable (affiliates $61.0)	164.3	164.5
Postretirement benefit liabilities	86.8	80.1
Other liabilities	46.6	20.2
Current federal income taxes	—	0.7
Deferred federal income taxes	—	3.2

Total liabilities	1,488.0	1,365.5

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.0 and 44.7 shares issued, respectively, at stated value of $2.50 per share	112.6	111.8
Treasury shares, at cost 4.6 shares	(56.7)	(56.5)
Additional paid-in capital	69.0	64.1
Accumulated other comprehensive income	33.4	53.1
Retained earnings	577.2	485.7

Total stockholders’ equity	735.5	658.2

Total liabilities and stockholders’ equity	$2,223.5	2,023.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

	Three months ended
($ millions, except per share amounts)	September 30
(unaudited)	2005	2004
Earned premiums (ceded to affiliates $172.1 and $166.7, respectively)	$262.9	253.6
Net investment income	20.1	18.0
Net realized gains on investments	4.4	0.2
Other income (affiliates $0.7 and $1.0, respectively)	1.1	1.4

Total revenues	288.5	273.2

Losses and loss expenses (ceded to affiliates $139.4 and $140.8, respectively)	182.2	189.4
Acquisition and operating expenses	81.3	77.0
Interest expense (affiliates $0.7 and $0.5, respectively)	2.2	1.8
Other expenses, net	2.6	2.4

Total expenses	268.3	270.6

Income before federal income taxes	20.2	2.6

Federal income tax (benefit) expense	3.4	(2.4)

Net income	$16.8	5.0

Earnings per common share:
Basic	$0.41	0.12

Diluted	$0.41	0.12

Dividends paid per common share	$0.090	0.045

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

	Nine months ended
($ millions, except per share amounts)	September 30
(unaudited)	2005	2004
Earned premiums (ceded to affiliates $512.5 and $489.5, respectively)	$789.7	754.7
Net investment income	58.4	53.3
Net realized gains on investments	6.8	6.9
Other income (affiliates $2.2 and $3.0, respectively)	3.7	4.5

Total revenues	858.6	819.4

Losses and loss expenses (ceded to affiliates $325.8 and $322.8, respectively)	461.7	483.1
Acquisition and operating expenses	248.7	225.6
Interest expense (affiliates $2.1 and $1.4, respectively)	6.6	5.3
Other expenses, net	9.2	7.6

Total expenses	726.2	721.6

Income before federal income taxes	132.4	97.8

Federal income tax expense	36.0	25.8

Net income	$96.4	72.0

Earnings per common share:
Basic	$2.39	1.81

Diluted	$2.35	1.77

Dividends paid per common share	$0.180	0.125

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

	Nine months ended
($ millions)	September 30
(unaudited)	2005	2004
Cash flows from operating activities:
Net income	$96.4	72.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other, net	7.1	6.7
Net realized gains on investments	(6.8)	(6.9)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(7.0)	(11.8)
Accrued investment income and other assets	3.3	0.4
Net prepaid pension expense	(5.1)	(3.9)
Postretirement benefit liabilities	6.7	4.9
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	15.6	(15.3)
Other liabilities and due to/from affiliates, net	(12.0)	(43.4)
Losses and loss expenses payable	24.6	66.7
Unearned premiums	9.5	23.8
Federal income taxes	(15.9)	(9.3)
Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	54.0	—

Net cash provided by operating activities	170.4	83.9

Cash flows from investing activities:
Purchase of fixed maturities – available for sale	(453.1)	(365.8)
Purchase of equity securities – available for sale	(70.5)	(46.8)
Purchase of other invested assets	(2.8)	(0.2)
Maturities, calls and pay downs of fixed maturities – available for sale	86.7	68.3
Sale of fixed maturities – available for sale	236.6	255.0
Sale of equity securities – available for sale	30.0	9.8
Net additions of property and equipment	(0.2)	(1.1)

Net cash used in investing activities	(173.3)	(80.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	3.4	4.2
Payment of dividends	(4.9)	(1.7)
Proceeds from terminating hedge derivatives	–	3.8

Net cash (used) provided by financing activities	(1.5)	6.3

Net (decrease) increase in cash and cash equivalents	(4.4)	9.4

Cash and cash equivalents at beginning of period	64.3	40.0

Cash and cash equivalents at end of period	$59.9	49.4

Supplemental disclosures:
Federal income taxes paid	$51.9	35.1

Interest paid (affiliates $2.0 and $1.4, respectively)	$5.1	4.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2004 Form 10-K.
          On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure only will no longer be an alternative. The Statement provides two alternative methods of adoption: the modified-prospective transition or the modified-retrospective transition. Under the modified-prospective method, unvested stock based awards that were granted prior to adoption will continue to be accounted for in accordance with Statement 123, except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified-retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under Statement 123. The Company has not yet elected a transition method. On April 14, 2005, the Securities and Exchange Commission modified the implementation of FAS 123(R) to be effective no later than the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, FAS 123(R) will be effective for the Company for calendar year 2006 reporting.
          In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two FASB Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the Company. In June 2005, the FASB issued final FSP EITF 03-1-a (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), which will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarifies when an investor should recognize an impairment loss. The provisions of FSP FAS 115-1 are effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the provisions of FSP FAS 115-1 and believes the impact will be immaterial on the Company’s overall results of operations and financial position.
          In May 2005, the FASB issued FASB Statement 154 “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe FAS 154 will have a material impact on the financial position or results of operation of the Company.

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

3.	Earnings per Common Share
          The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30		September 30
($ millions, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$16.8	5.0	$96.4	72.0

Denominator:
Basic weighted average shares outstanding	40.4	40.0	40.3	39.8
Effect of dilutive stock options	0.8	0.9	0.7	0.9

Diluted weighted average shares outstanding	41.2	40.9	41.0	40.7

Basic earnings per share	$0.41	0.12	$2.39	1.81

Diluted earnings per share	$0.41	0.12	$2.35	1.77

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

          The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	Three months		Nine months
	ended		ended
	September 30		September 30
(number of options in millions)	2005	2004	2005	2004
Number of options	—	0.4	0.4	0.4

4.	Stock Based Compensation
          The Company has stock-based employee and non-employee stock option compensation plans, which are described more fully below. The Company accounts for the employee and non-employee director plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost are currently reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounts for the remaining non-employee plans using the fair value method under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. Non-employee stock-based compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and non-employee director compensation.

	Three months		Nine months
	ended		ended
Pro-Forma Fair Value Method	September 30		September 30
($ millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$16.8	5.0	$96.4	72.0
Deduct: Total stock-based employee and non-employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(0.7)	(2.9)	(1.9)

Pro-forma, net income	$15.7	4.3	$93.5	70.1

Earnings per share:
Basic – as reported	$0.41	0.12	$2.39	1.81

Basic – pro-forma	$0.39	0.11	$2.32	1.76

Diluted – as reported	$0.41	0.12	$2.35	1.77

Diluted – pro-forma	$0.37	0.10	$2.24	1.69

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

          The fair value of the employee and non-employee director options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

	Three and nine
	months ended
	September 30
	2005	2004
Fair value	$11.26	13.73
Dividend yield	0.7%	0.8%
Risk free interest rate	3.7%	4.4%
Expected volatility factor	36.5%	35.7%
Expected life in years	7.2	8.3

          The Company has stock option plans for certain key employees (the “Key Employee Plan”), non-employee directors (the “Non-employee Directors Plan”) and certain independent insurance agencies. Through 2004, the Key Employee Plan provided that qualified stock options may be granted at an option price not less than the common stock’s fair market value at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. The Company had reserved 5.0 million shares of common stock under this plan. These options typically vest over a three-year period, with one-third of the options granted vesting on each anniversary of the grant date. Normally, these options are exercisable up to ten years from the date of grant. There were none and 0.3 million options granted during the three and nine month periods ended September 30, 2005, respectively. There were none and 0.4 million options granted to employees during the three and nine month periods ended September 30, 2004, respectively.
          On May 11, 2005, shareholders approved an amended and restated Key Employee Plan which was then renamed the Equity Incentive Compensation Plan (the “Equity Plan”). The Equity Plan provides for the granting of the following: qualified and nonqualified stock options, as described above, restricted shares, performance shares, performance units and other stock-based awards. The Company had reserved 5.0 million shares of common stock under the Key Employee Plan; this amount was reduced to 3.5 million shares of common stock under the Equity Plan. The Equity Plan terminates when the Key Employee Plan would have terminated, 10 years from the original effective date of July 1, 2000. There were no options granted in 2005 under the Equity Plan.
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
          On May 11, 2005, shareholders approved the Outside Directors Restricted Share Unit Plan (the “RSU Plan”) which provides each non-employee director with an award of 1,400 restricted share units (“RSU”), following each annual meeting of shareholders. The RSUs vest upon grant. RSUs are not shares of common stock of the Company and, as such, no participant has any rights as a holder of common stock under the RSU Plan. RSUs represent the right to receive

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

an amount, payable in cash or shares of common stock of the Company, equal to the value of a specified number of shares of common stock of the Company at the end of the restricted period. The restricted period for the RSUs begins on the date of grant and expires on the date the non-employee director retires from or otherwise terminates service as a director of the Company. During the restricted period, the non-employee directors are credited with dividends, equivalent in value to those declared and paid on shares of the Company’s common stock, on all RSUs granted to them. The form of distribution at the end of the restricted period is determined by each non-employee director at the date of grant. The RSU Plan Administrative Committee retains the right to increase the number of RSUs granted to as many as 5,000 without seeking shareholder approval, if such increase is deemed appropriate by the Administrative Committee to keep directors’ compensation at a competitive level. The Company uses the intrinsic value based method of accounting for the RSUs, under which accumulated compensation cost is equal to 100% of the total number of the RSUs awarded, plus any dividend equivalents, multiplied by the quoted market price of the Company stock at each reporting date. The amount of the award is recognized as compensation cost upon grant as vesting is immediate. Compensation cost charged to expense with respect to RSUs was none and $0.3 million for the three and nine month periods ended September 30, 2005.
          The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term. The Company has accounted for this plan in its accompanying financial statements at fair value. Expenses associated with this plan of $0.1 million for both three months ended September 30, 2005 and 2004 and $0.3 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively, were recognized.
          The fair value of the agent options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

	Three and nine
	months ended
	September 30
	2005	2004
Fair value	$14.49	16.57
Dividend yield	1.14%	0.8%
Risk free interest rate	4.3%	4.1%
Expected volatility factor	34.9%	36.6%
Expected life in years	6.7	8.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

          A summary of the Company’s stock option activity and related information for all option plans for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

	Three months ended				Nine months ended
	September 30				September 30
	2005		2004		2005		2004
		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise	of	Exercise
(number of options in millions)	Options	Price	Options	Price	Options	Price	Options	Price
Outstanding, beginning	2.7	$18.59	2.7	$16.15	2.6	$16.48	2.6	$12.84
Granted	—	30.67	—	—	0.4	26.44	0.5	30.33
Exercised	—	13.82	—	11.43	(0.3)	9.47	(0.4)	9.61
Cancelled	—	—	—	24.25	—	17.45	—	24.25

Outstanding, ending	2.7	$18.71	2.7	$16.21	2.7	$18.71	2.7	$16.21

          A summary of information pertaining to all options outstanding and exercisable at September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices		Contractual	Exercise		Exercise
(number of options in millions)	Shares	Life	Price	Shares	Price
$5.01 - $10.00	0.2	1.2	$7.79	0.2	$7.79
$10.01 - $20.00	1.6	5.4	15.07	1.5	14.79
Greater than $20.01	0.9	9.1	28.47	0.2	30.21

Total	2.7	6.2	$18.71	1.9	$15.40

5. Comprehensive Income
          The components of accumulated other comprehensive income, net of related tax, included in stockholders’ equity at September 30, 2005 and 2004, include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

	Three months ended		Nine months ended
	September 30		September 30
($ millions)	2005	2004	2005	2004
Net income	$16.8	5.0	$96.4	72.0
Unrealized holding gain (loss), net of tax	(18.9)	23.9	(19.7)	(3.3)

Comprehensive income (loss)	$(2.1)	28.9	$76.7	68.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

6.	Reinsurance
          The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

	Three months ended		Nine months ended
	September 30		September 30
($ millions)	2005	2004	2005	2004
Premiums earned:
Assumed from other insurers and reinsurers	$1.5	1.8	$4.5	4.7
Assumed under State Auto Pool and other affiliate arrangements	250.1	236.0	748.6	698.9
Ceded to other insurers and reinsurers	(4.3)	(4.0)	(12.3)	(11.4)
Ceded under State Auto Pool and other affiliate arrangements	(172.1)	(166.7)	(512.5)	(489.5)

Net assumed premiums earned	$75.2	67.1	$228.3	202.7

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$1.4	1.3	$5.1	3.9
Assumed under State Auto Pool and other affiliate arrangements	174.0	173.0	434.0	441.5
Ceded to other insurers and reinsurers	(0.2)	(13.8)	(1.7)	(17.7)
Ceded under State Auto Pool and other affiliate arrangements	(139.4)	(140.8)	(325.8)	(322.8)

Net assumed losses and loss expenses incurred	$35.8	19.7	$111.6	104.9

7.	Pension and Postretirement Benefit Plans
          The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

	Pension		Postretirement		Pension		Postretirement
	Three months ended		September 30		Nine months ended		September 30
($ millions)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$2.0	2.0	$1.1	0.9	$6.0	6.0	$3.3	2.7
Interest cost	2.8	2.6	1.6	1.3	8.4	7.8	4.8	3.9
Expected return on plan assets	(4.2)	(4.2)	—	(0.1)	(12.6)	(12.6)	(0.1)	(0.3)
Amortization of prior service costs	0.1	0.1	0.1	0.1	0.3	0.3	0.3	0.3
Amortization of transition assets	(0.2)	(0.2)	—	—	(0.5)	(0.6)	—	—
Amortization of net loss	0.3	0.1	0.2	—	0.9	0.3	0.6	—

Net periodic cost	$0.8	0.4	$3.0	2.2	$2.5	1.2	$8.9	6.6

          During September 2005, the Company contributed $7.5 million in cash to its pension plan.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (unaudited)

          On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Company and its actuarial advisors have recently completed a review of its plan provisions and concluded that the benefits provided by its plan are actuarially equivalent to Medicare Part D and will be entitled to the subsidy. The Company has determined that the enactment of the Act was not a significant event and therefore will incorporate the effect of the Act in the next measurement date pursuant to SFAS No. 106.

8.	Segment Information
          At September 30, 2005, the Company has three reportable segments: standard insurance, nonstandard insurance and investment management services. Interim financial data by segment is as follows:

	Three months ended		Nine months ended
	September 30		September 30
($ millions)	2005	2004	2005	2004
Revenues from external customers:
Standard insurance	$268.8	252.6	$802.7	748.0
Nonstandard insurance	13.8	18.6	44.2	59.1
Investment management services	0.6	0.8	2.0	2.2
All other	0.6	0.8	2.0	2.6

Total revenues from external customers	$283.8	272.8	$850.9	811.9

Intersegment revenues:
Standard insurance	$—	—	$0.1	0.1
Investment management services	1.9	1.6	5.5	4.9
All other	0.4	0.4	1.2	1.3

Segment profit:
Standard insurance	$15.1	(0.3)	$124.1	83.4
Nonstandard insurance	1.5	2.3	4.8	6.1
Investment management services	2.3	2.2	6.8	6.4
All other	(0.2)	—	(0.5)	0.7

Total segment profit	18.7	4.2	135.2	96.6

Reconciling items:
Corporate expenses	(2.9)	(1.8)	(9.6)	(5.7)
Net realized gains	4.4	0.2	6.8	6.9

Total consolidated income before federal income taxes	$20.2	2.6	$132.4	97.8

Segment assets:
Standard insurance			$2,145.6	1,928.0
Nonstandard insurance			120.8	141.0
Investment management services			6.7	5.3
All other			15.0	16.1

Total segment assets			$2,288.1	2,090.4

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
          A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto P&C, Milbank, Farmers, and SA Ohio (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Security Insurance Company (“Meridian Security”) and its affiliate, Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”) (collectively referred to as the “Mutual Pooled Companies”). Meridian Security and Meridian Citizens Mutual are collectively referred to as the “Meridian Insurers.” Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.”
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

          The following table sets forth the participants and participant percentage changes that have occurred in the Pooling Arrangement since January 1, 2003:

	STFC Pooled Companies					Mutual Pooled Companies
	State									Meridian
	Auto			SA	Sub		SA	SA	Meridian	Citizens	Sub
Period	P&C	Milbank	Farmers	Ohio	Total	Mutual	Wisconsin	Florida	Security	Mutual	Total
1/1/2003 - 12/31/2004	59.0%	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0%
1/1/2005 - current	59.0%	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0%
          The Pooled Companies and SA National are collectively referred to herein as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Results of Operations
          The following table summarizes for the three and nine month periods ended September 30, 2005 and 2004 certain key performance indicators used to manage the operations of the Company:

	Three months ended		Nine months ended
	September 30		September 30
($ millions)	2005	2004	2005	2004
GAAP Basis:
Total revenue	$288.5	273.2	$858.6	819.4
Net income	$16.8	5.0	$96.4	72.0
Stockholders’ equity	$735.5	615.9	$735.5	615.9
Loss and LAE ratio(1)	69.3%	74.7	58.5%	64.0
Expense ratio(1)	30.9%	30.4	31.5%	29.9
Combined ratio	100.2%	105.1	90.0%	93.9
Catastrophe loss and LAE points(1)	16.0%	22.7	6.6%	9.7
Premium written growth(2)	2.1%	0.5	6.0%	3.4
Premium earned growth	3.7%	3.0	4.6%	4.8
Investment yield	4.4%	4.5	4.4%	4.5

	Twelve months ended
	September 30
	2005	2004
Statutory Basis:
Net premiums written to surplus(3)	1.5	1.7

(1)	Loss and LAE Ratio is losses and loss expenses as a percentage of earned premium. Expense ratio is acquisition and operating expenses as a percentage of earned premium.

(2)	3.1 points of the increase for the nine months ended September 30, 2005 relates to the unearned premium transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement, effective January 1, 2005.

(3)	The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

          The Company’s reportable segments are standard insurance, nonstandard insurance, and investment management services. The profits of these segments are monitored by management on an unconsolidated basis and therefore do not reflect adjustments for transactions with other segments or realized gains or losses on sales of investments.
          The following table reflects segment profits as of September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30		September 30
($ millions)	2005	2004	2005	2004
Standard insurance	$15.1	(0.3)	$124.1	83.4
Nonstandard insurance	1.5	2.3	4.8	6.1
Investment management services	2.3	2.2	6.8	6.4
All other	(0.2)	—	(0.5)	0.7

Total segment profit	$18.7	4.2	$135.2	96.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          The reader is referred to the complete disclosure on reportable segments in Note 8, Reportable Segments, of the Notes to the Company’s Consolidated Financial Statements included in this Form 10-Q.

          The following tables provide reconciliations to the insurance segments’ GAAP net underwriting profit and GAAP Combined Ratio, along with related segment net investment income, for the three and nine month periods ended September 30, 2005 and 2004, respectively. The tabular information provided does not reflect adjustments for transactions with other segments.

	Three Months Ended September 30, 2005
		%		%		%
($ millions)	Standard	Ratio	Nonstandard	Ratio	Total	Ratio
Written premiums	$255.8		$12.7		$268.5

Earned premiums	250.2		12.7		262.9
Losses and loss expenses	173.7	69.5	8.5	67.1	182.2	69.3
Acquisition and operating expenses	78.2	31.2	3.1	24.3	81.3	30.9

Net underwriting profit/combined ratio	$(1.7)	100.7	$1.1	91.4	$(0.6)	100.2

Net investment income	16.8		0.9		17.7

	Three Months Ended September 30, 2004
		%		%		%
($ millions)	Standard	Ratio	Nonstandard	Ratio	Total	Ratio
Written premiums	$245.9		$17.0		$262.9

Earned premiums	236.1		17.5		253.6
Losses and loss expenses	176.9	74.9	12.5	71.5	189.4	74.7
Acquisition and operating expenses	73.4	31.1	3.6	20.5	77.0	30.4

Net underwriting profit/combined ratio	$(14.2)	106.0	$1.4	92.0	$(12.8)	105.1

Net investment income	15.1		1.0		16.1

	Nine Months Ended September 30, 2005
			%		%			%
($ millions)	Standard		Ratio	Nonstandard	Ratio	Total		Ratio
Written premiums	$785.9	(1)		$38.8		$824.7	(1)

Earned premiums	748.7			41.0		789.7
Losses and loss expenses	433.5		57.9	28.2	68.9	461.7		58.5
Acquisition and operating expenses	239.6		32.0	9.1	22.1	248.7		31.5

Net underwriting profit/combined ratio	$75.6		89.9	$3.7	91.0	$79.3		90.0

Net investment income	48.8			2.8		51.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	Nine Months Ended September 30, 2004
		%		%		%
($ millions)	Standard	Ratio	Nonstandard	Ratio	Total	Ratio
Written premiums	$724.5		$53.8		$778.3

Earned premiums	699.0		55.7		754.7
Losses and loss expenses	442.6	63.3	40.5	72.7	483.1	64.0
Acquisition and operating expenses	215.0	30.8	10.6	19.0	225.6	29.9

Net underwriting profit/combined ratio	$41.4	94.1	$4.6	91.7	$46.0	93.9

Net investment income	44.5		3.0		47.5

(1)	Includes $23.9 million of unearned premiums transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement, effective January 1, 2005.

          During each of the three and nine month periods ended September 30, 2005 and 2004, the Company’s insurance segments experienced significant weather related catastrophe losses, with such losses in 2005 being less than those in 2004. Absent these losses, the Company’s core results remain strong in comparison to the same 2004 periods. The year to date GAAP combined ratio improvement is the direct result of the Company maintaining adequate cost based rates and monitoring risk selection. Management of the Company continues to focus on achieving premium growth without compromising profitability.
          During the three and nine month periods ended September 30, 2005, the Company generated net income of $16.8 million and $96.4 million compared to $5.0 million and $72.0 million for the same 2004 periods, respectively. Net income before federal income taxes increased $17.6 million to $20.2 million and $34.6 million to $132.4 million for the three and nine month periods ended September 30, 2005, respectively, from the same periods in 2004, largely due to catastrophe losses being less than 2004 and also improved year to date core underwriting results, as discussed below.
          Consolidated earned premiums increased $9.3 million (3.7%) to $262.9 million and $35.0 million (4.6%) to $789.7 million for the three and nine month periods ended September 30, 2005, respectively, from the same periods in 2004. These increases were principally the result of the addition of the Meridian Insurers to the Pooling Arrangement, previously discussed, which resulted in earned premiums increasing by $12.0 million and $33.2 million for the three and nine month periods ended September 30, 2005.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          The following table summarizes the consolidated earned premiums by segment and by line of business for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30				Nine months ended September 30
	2005		2004		2005		2004
	State	% of	State	% of	State	% of	State	% of
($ millions)	Auto	Total	Auto	Total	Auto	Total	Auto	Total
Standard segment:
Auto – personal	$96.3	36.6	96.8	38.2	$292.6	37.0	289.1	38.3
Auto – commercial	25.9	9.9	25.0	9.8	77.5	9.8	74.8	9.9
Homeowners and farmowners	49.1	18.7	42.0	16.6	145.5	18.4	123.8	16.4
Commercial multi-peril	21.4	8.1	19.9	7.8	62.8	8.0	59.3	7.9
Workers’ compensation	8.6	3.3	8.0	3.2	25.6	3.2	23.0	3.0
Fire and allied lines	21.1	8.0	19.3	7.6	63.6	8.1	56.7	7.5
Other & products liability	19.6	7.5	17.3	6.8	56.7	7.2	49.5	6.6
Miscellaneous personal & commercial	8.2	3.1	7.8	3.1	24.4	3.1	22.8	3.0

Total Standard	250.2	95.2	236.1	93.1	748.7	94.8	699.0	92.6

Nonstandard segment:
Auto – personal	12.7	4.8	17.5	6.9	41.0	5.2	55.7	7.4

Grand Total	$262.9	100.0	253.6	100.0	$789.7	100.0	754.7	100.0

          During the three month period ended September 30, 2005, earned premiums within the standard segment increased $14.1 million (6.0%) to $250.2 million from the same 2004 period, with $12.0 million of the increase (5.1 points) resulting from the addition of the Meridian Insurers to the Pooling Arrangement, previously discussed, and $2.1 million (0.9 points) from internal growth. During the nine month period ended September 30, 2005, earned premiums increased $49.7 million (7.1%) to $748.7 million from the same 2004 period, with $33.2 million of the increase (4.8 points) resulting from the addition of the Meridian Insurers to the Pooling Arrangement and $16.5 million (2.3 points) from internal growth. The percentage increase in earned premiums from internal growth was primarily driven by more moderate base rate increases in most lines of business and actual decreases in other lines. In addition, price competition in personal lines is currently intense and it is having an adverse impact on new and renewal business. These developments are at least in part the result of an increasingly competitive market place being driven by certain insurance companies who may have different underwriting performance expectations from those of the Company. The Company remains committed to achieving its goal of a combined ratio of 96% or better, even at the expense of periodic slowdowns in earned premiums.
          Earned premiums within the nonstandard segment decreased $4.8 million (27.4%) to $12.7 million and $14.7 million (26.4%) to $41.0 million for the three and nine month periods ended September 30, 2005, respectively, from the same periods in 2004. The nonstandard automobile industry is highly price sensitive, which had and is having an adverse impact on new and renewal business. During 2001 through 2003, this segment experienced significant earned premium growth which did not generate an underwriting profit. As a consequence, the Company took a number of actions, which included addressing rate adequacy, as well as the suspension of operations of a number of fast growing, but unprofitable agencies. While a consequence of these actions has been a loss of market share in the nonstandard auto insurance industry, the Company’s nonstandard segment has once again returned to generating an underwriting profit. Having achieved an acceptable level of rate adequacy, the Company believes it is positioned to make targeted pricing and underwriting changes designed to respond to market leaders in the nonstandard auto insurance industry. Some of these changes include more competitive rate levels, including introducing transfer credits on new business, enhancements to the Company’s classification plans and credit structures, and expansion of the underwriting market to offer higher liability limits on a selective basis. The Company perceives certain market niches may be shrinking due to refined rating

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

segmentation by key competitors. For example, the definition of a nonstandard auto risk is becoming more ambiguous as this insurance market continues to evolve with more sophisticated pricing tools. The Company is responding by continuing to research and develop pricing enhancements to fit with the nonstandard auto markets it deems have a higher potential for underwriting profit.
          The Company’s biggest challenge in 2005 is top line growth. As a consequence, the Company has implemented a number of initiatives to stimulate sales in personal lines new business and is working with its independent agency partners to strengthen personal lines sales techniques and skills. Known by the acronym STAR, this Sales Training for Agency Representatives has now been delivered to almost 1,100 agency representatives, exceeding the company’s goal of at least 1,000 program participants during 2005. Additionally, the Company continually reviews its insurance programs in order to provide insurance to a broader segment in the markets in which it operates. For example, the Company has expanded eligibility requirements for youthful operators within its standard segment and, as noted, is selectively offering higher limits within the nonstandard segment.
          The Company continues to emphasize that it will not compromise underwriting profitability for top line growth. The Company believes that it can implement periodic rate changes in most states and remain an attractive market to its policyholders and independent agency partners by stressing the strengths it brings to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with State Auto and provide substantial value to their customers. The Company’s internet-based point of sale agency portal for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of standards-based, user-friendly technology, making it easier for agents to submit personal lines accounts to the Company.
          Recent statistics indicate that approximately 83% of the Company’s personal auto and homeowners new business applications and 70% of change requests in these lines are delivered and processed electronically. The new business percentage represents a 15% improvement since year end 2004 and continues to validate that the Company’s efforts to compete on “ease of doing business” is achieving some success.
          The Company is addressing ease of doing business in other ways, as well, including enhancements to its electronic portal for agents, called Agentsite, and creating ways for the Company’s internet rating and underwriting systems to “talk” with more agency management systems.
          Net investment income increased $2.1 million (11.7%) to $20.1 million and $5.1 million (9.6%) to $58.4 million for the three and nine month periods ended September 30, 2005, respectively, from the same 2004 periods. An increase in the level of invested assets since September 30, 2004, along with the $54.0 million in cash received on January 1, 2005, from the Pooling Arrangement amendment contributed to these increases. Total cost of invested assets at September 30, 2005 and 2004 was $1,866.5 million and $1,617.9 million, respectively. The annualized investment yields based on average invested assets at cost were 4.4% for the three and nine month periods ended September 30, 2005, compared to 4.5% for the same 2004 periods. See further discussion regarding investments at the “Liquidity and Capital Resources”, “Investments” and “Market Risk” sections, included herein.
          Consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 69.3% and 74.7% for the three month periods ended September 30, 2005 and 2004, respectively, and 58.5% and 64.0% for the nine month periods ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, catastrophe losses totaled $42.1 million (16.0 loss ratio points) compared to $57.6 million (22.7 loss ratio points) for the same 2004 period. For the nine months ended September 30, 2005, catastrophe losses totaled $52.6 million (6.7 loss ratio points) compared to $72.9 million (9.7 loss ratio points) for the same 2004 period. Catastrophe losses occurring during the three and nine month periods ended September, 30, 2005, were offset by net favorable development of $2.8 million (1.1 loss ratio points) and $4.3 million (0.6 loss ratio points), respectively, from weather related catastrophes that occurred primarily during the third and fourth quarters of 2004. Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. While not meeting PCS’ definition of an industry catastrophic event, the Company has also included in these figures those losses that arise from

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

an event, or series of related events, that it has internally defined as a catastrophic event resulting in ultimate losses to the State Auto Group in excess of $2.0 million.
          During the three months ended September 30, 2005, the Company experienced weather related catastrophe losses from hurricanes Cindy, Dennis, Katrina, Ophelia and Rita along with two north-central hail storms. The most significant weather related catastrophes were hurricane Katrina, accounting for $25.6 million of losses or 9.7 loss ratio points and the two hail storms totaling $16.4 million of losses or 6.2 loss ratio points for the quarter. Hurricane Katrina and the two north-central hail storms account for 5.3 loss ratio points for the nine months ended September 30, 2005. The comparable 2004 periods were impacted by catastrophe losses related to hurricanes Charley, Frances, Jean and Ivan. Collectively, these hurricanes contributed $47.2 million in catastrophe losses, or 18.6 loss ratio points in the third quarter of 2004 and 6.3 loss ratio points for the nine months ended September 30, 2004.
          In today’s market, the cost of the goods and services purchased by insurance companies in settling property claims has been steadily increasing at a rate higher than normal inflation. This increase has been driven largely by the surge in demand for building materials following the 2005 and 2004 hurricane losses as well as foreign consumption of the same materials. The Company intends to continue to adjust its pricing projections as loss cost trends change in order to ensure premiums keep pace with market conditions.
          For discussion purposes, the following table provides comparative GAAP loss and LAE ratios for the Company’s insurance operating segments for the three and nine month periods ended September 30, 2005 and 2004, respectively:

	Three months ended			Nine months ended
	September 30			September 30
			Change			Change
	2005	2004	inc (dec)	2005	2004	inc (dec)
Standard segment	69.5%	74.9	(5.4)	57.9%	63.3	(5.4)
Nonstandard segment	67.1%	71.4	(4.3)	68.9%	72.7	(3.8)
Total GAAP Loss and LAE Ratio	69.3%	74.7	(5.4)	58.5%	64.0	(5.5)

          The standard segment’s GAAP loss and LAE ratio improved 5.4 loss ratio points for both the three and nine months ended September 30, 2005, respectively, from the same 2004 periods. Catastrophe losses represented 16.8 and 24.4 loss ratio points of this segment’s GAAP loss and LAE ratio for the three months ended September 30, 2005 and 2004, respectively, and 7.0 and 10.4 loss ratio points for the nine months ended September 30, 2005 and 2004, respectively.
          The Company monitors all lines of business, but pays particular attention to auto — personal and homeowners due to the impact these lines have on the profitability of the Company. The auto - personal line continues to be the most significant line of business and therefore has the greatest influence on net income; its GAAP loss and LAE ratio decreased to 56.0% for the three months ended September 30, 2005 from 56.9% for the same 2004 period. For the nine months ended September 30, 2005, the GAAP loss and LAE ratio was 57.7%, up from 56.4% for the same 2004 period. An increase in both the frequency and severity of losses within the bodily injury coverage of this line of business largely contributed to this increase for the comparative nine month periods. It is important to note that the Company’s auto rate levels are reviewed each year in detail for each state to adjust for changing claim patterns and claim costs. In most states, this has resulted in increasing liability rates and decreasing physical damage rates. While these loss costs trends increased for bodily injury coverage over recent quarters, the Company does not consider this a major deviation from the expected long term trend for the overall line. Nonetheless, the Company will continue to examine the auto trends by coverage and address any problems with appropriate pricing and underwriting action.
          Homeowners, the Company’s second largest line of business, was largely impacted during the three months ended September 30, 2005 and 2004 by the weather related catastrophes discussed above. This line of business reflected a 24.9 loss ratio point improvement to 101.0% for the three months ended September 30, 2005 from the same

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

2004 period. For the nine months ended September 30, 2005, the GAAP loss and LAE ratio improved 18.0 loss ratio points to 65.1% from the same 2004 period. Contributing to this improvement were stronger earned premiums from homeowners rate increases as well as a reduction in catastrophe losses in 2005 as compared to 2004.
          The nonstandard segment’s GAAP loss and LAE ratio improved 4.3 and 3.8 loss ratio points for the three and nine month periods ended September 30, 2005, respectively, from the same 2004 periods. Catastrophe losses represented 0.2 and 0.7 loss ratio points of this segment’s GAAP loss and LAE ratio for the three months ended September 30, 2005 and 2004, respectively, and 0.2 and 0.5 loss ratio points for the nine months ended September 30, 2005 and 2004, respectively. The Company continually monitors this segment’s risk selection and rate adequacy as this line of business tends to be more volatile in terms of loss frequency than the standard segment. The Company’s focus on rate adequacy and monitoring its independent agency partners’ performance, in terms of both growth and profit, has significantly improved this segment’s profitability from previous years’, specifically 2003 and 2002.
          Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 30.9% and 30.4%, for the three months ended September 30, 2005 and 2004, respectively, and 31.5% and 29.9% for the nine months ended September 30, 2005 and 2004, respectively.
          Profit based incentive compensation plans for employees and agents are significant variable expenses. While the Company believes these plans contribute to positive performance, these plans also had the effect of increasing the GAAP expense ratio for the nine month period ended September 30, 2005 over the same period in 2004. The profit based incentive compensation plans include a Quality Performance Bonus (“QPB”) Plan that covers substantially all employees and a Quality Performance Agreement (“QPA”) available to all the Company’s independent agents. QPB is earned quarterly and is based on the quarterly underwriting profit of the State Auto Group. Due to the significant weather related catastrophe losses in both three month periods ended September 30, 2005 and 2004, no QPB was earned. For the nine months ended September 30, 2005, QPB accounted for 1.3 expense ratio points of the GAAP expense ratio as compared to 0.9 expense ratio points for the same 2004 period. As of April 1, 2005, the QPB was amended to adjust the combined ratio bonus trigger from a 100.0% statutory direct combined ratio to 98.0% and to implement an annual cap in the amount of QPB earned in any one year to 35.0% of an associate’s base compensation as defined in the QPB Plan.
          In addition to the Independent Agency Agreement that authorizes an independent agent to represent the Company and bind business on the Company’s behalf, the Company makes available the QPA, which is paid annually in the year after it is earned. This separate contract obligates the Company to share a portion of the underwriting profit generated by the independent agency’s book of business. While there is a provision in the contract that causes the percentage of the profit sharing to vary based on overall written premium, there is no bonus earned in the absence of underwriting profit, as determined by the plan. For the three and nine months ended September 30, 2005, QPA accounted for 2.5 and 2.1 expense ratio points as compared to 2.4 and 1.8 expense ratio points for the same 2004 periods.
          The consolidated effective federal income tax rate for the three and nine months ended September 30, 2005 was 16.8% and 27.2% as compared to a consolidated effective tax rate of (93.6)% and 26.3% for the same 2004 periods. Tax exempt interest income is a large component of the difference between the statutory rate and the consolidated effective tax rate.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          At September 30, 2005 and December 31, 2004, the Company had $59.9 million and $64.3 million, respectively, of cash and cash equivalents and $1,857.0 million and $1,699.1 million, respectively, of total investments at fair market value. Substantially all of the Company’s fixed maturity and equity securities are traded on public markets.
          For the nine months ended September 30, 2005, net cash provided by operating activities was $170.4 million versus $83.9 million for the same 2004 period. The current year increase is primarily due to the $54.0 million received from the January 1, 2005 Pooling Arrangement amendment described above, as well as the improvement in insurance operations and net investment income compared to the same 2004 time period. Included in Other Liabilities at September 30, 2005, is $14.6 million of amounts due to brokers relating to investment security sales, which has been reflected within the investing section of the Statement of Cash Flows. Negatively impacting cash flows from operations is the Company’s estimated Federal Income tax payments which increased to $51.9 million in 2005 from $35.1 million for the same 2004 period.
          In September 2005 and 2004, as permitted by regulations of the Internal Revenue Service, the Company contributed $7.5 million and $5.0 million in cash, respectively, to the Company’s pension plan on behalf of its employees. The actuarially determined funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in both 2005 and 2004 were within the minimum required funding amounts and the maximum amounts that would be deductible for tax purposes.
          For the nine months ended September 30, 2005, net cash used in investing activities was $173.3 million versus $80.8 million for the same 2004 period. The increased net investing activities during 2005 were the result of the Company having a larger amount of cash and cash equivalents available to invest at the beginning of 2005 versus 2004 ($64.3 million in 2005 compared to $40.0 million in 2004), $54.0 million as a result of the January 1, 2005 Pooling Arrangement amendment, along with the current year increase in cash provided by operating activities, as described above.
          For the nine months ended September 30, 2005, net cash used by financing activities was $1.5 million while net cash provided by financing activities was $6.3 million for the same 2004 period. Impacting cash flows from financing activities during 2004 was the Company’s termination of two separate fair value hedge transactions, described below, for a cash settlement of $3.8 million on future net swap payments. Additionally, net proceeds from the issuance of Company common stock on option exercises decreased to $3.4 million for the nine months ended September 30, 2005 from $4.2 million for the same 2004 period.
          During March 2004, State Auto Financial terminated its interest rate swap contract entered into on November 6, 2003 and received proceeds of $2.9 million. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. During August 2004, State Auto Financial terminated its interest rate swap contract entered into on May 6, 2004 and received proceeds of $1.8 million. Of the $1.8 million received, $1.5 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.3 million related to net swap payments from inception to termination was recorded as an offset to interest expense.
          Impacting cash flows used in financing activities in 2005 was an increase in the Company’s payment of shareholder dividends to $4.9 million for the nine months ended September 30, 2005 from $1.7 million in the same 2004 period. The dividends paid per common share for the nine months ended September 30, 2005 increased to $0.18 from $0.125 for the same 2004 period. Also contributing to the dividend payment increase was the expiration on July 31, 2005, of State Auto Mutual’s waiver of dividends that would otherwise been payable to it by State Auto Financial. Dividends paid by State Auto Financial to State Auto Mutual for the three and nine months ended September 30, 2005 were $2.4 million versus none in the same 2004 periods. As a result of the increase in the dividend rate and State Auto Mutual’s receipt of its dividends, quarterly dividend payments beginning in the third quarter of 2005 are expected to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

increase approximately $3.0 million. It is anticipated that the funding of these additional future dividend payments will be in the form of dividends from subsidiaries of State Auto Financial.
          On August 20, 2005, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.09 per share payable on September 30, 2005, to shareholders of record at the close of business on September 15, 2005. This dividend represented a 100.0% increase from the previous annual rate and was the 14th straight annual dividend increase declared by State Auto Financial. This was also the 57th consecutive quarterly cash dividend declared by the Company’s board since State Auto Financial had its initial public offering of common stock on June 28, 1991.
          In 1999, State Auto Financial entered into a line of credit agreement with State Auto Mutual for $45.5 million in conjunction with its stock repurchase program in effect at that time. Principal payment is due on demand but no later than December 31, 2005. The interest rate is adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial’s current financial position. The interest rate for 2005 is 3.50% and was 2.25% in 2004. It is anticipated that in December 2005 State Auto Financial will repay the entire balance of the $45.5 million to State Auto Mutual in the form of cash, substantially funded through dividends from its insurance subsidiaries. Should the entire repayment of the $45.5 million be funded from such dividends, the Company’s current statutory net written premium to surplus ratio would increase from its current 1.5 to 1.0 to 1.6 to 1.0.
          The Company has reinsurance arrangements to limit its loss exposure and contribute to its liquidity and capital resources. The State Auto Group participates in an intercompany catastrophe reinsurance program. Under this program, the members of the State Auto Group, on a combined basis, retain the first $40.0 million of catastrophe losses. For catastrophe losses incurred by the State Auto Group up to $80.0 million, in excess of $40.0 million, traditional reinsurance coverage is provided with a co-participation of 5%. For catastrophe losses incurred by the State Auto Group up to $100.0 million, in excess of $120.0 million, in exchange for a premium paid by each reinsured company, State Auto P&C acts as the catastrophe reinsurer for the State Auto Group under the terms of an intercompany catastrophe reinsurance agreement. There have been no losses assumed under this agreement.
          To provide funding if the State Auto Group were to incur catastrophe losses in excess of $120.0 million, State Auto Financial has a structured contingent financing arrangement with a financial institution and a syndicate of other lenders (the “Lenders”) to provide up to $100.0 million for reinsurance purposes. This structured contingent financing arrangement expires on November 9, 2005, and State Auto Financial anticipates replacing this arrangement with the revolving credit facility described in the next paragraph. In the event of an applicable catastrophic loss, this structured contingent financing arrangement provides that State Auto Financial would sell redeemable preferred shares to SAF Funding Corporation, a special purpose company (“SPC”), which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares, thereby preserving the statutory surplus of State Auto P&C. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the intercompany catastrophe reinsurance agreement. State Auto Financial is obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares in ten semiannual installments. In the event of a default by State Auto Financial, the obligation to repay SPC has been secured by a Put Agreement among State Auto Financial, State Auto Mutual and the Lenders, under which State Auto Mutual would be obligated to either purchase the preferred shares from SPC or repay SPC for the loan(s) outstanding. This funding arrangement, if exercised, would have the impact of adding up to $100.0 million of additional debt to the Company while providing needed cash to pay claims, while at the same time preserving the investment portfolio of the Company in the short term.
          State Auto Financial expects to replace its structured contingent financing arrangement when it expires on November 9, 2005 with a $100.0 million five-year unsecured revolving credit facility. This proposed credit facility, which is subject to execution of definitive documents, would provide the Company with greater flexibility than the current structured contingent financing arrangement. Under the proposed credit facility, State Auto Financial would be permitted to borrow funds for general corporate purposes, including working capital and acquisitions, in addition to catastrophic loss purposes. At the present time, the Company intends to use the proposed credit facility for catastrophe loss purposes. However, there can be no assurance that State Auto Financial will finalize this proposed credit facility. If that occurs, the Company believes its current catastrophe reinsurance arrangements adequately serve its needs while it would explore alternative ways to replace this layer of protection from catastrophe losses, should it elect to do so.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          SA National has a reinsurance agreement with State Auto Mutual pursuant to which State Auto Mutual assumed up to $4.9 million of each liability loss occurrence in excess of SA National’s $50,000 of retention and up to $0.5 million of each catastrophe loss occurrence in excess of SA National’s $50,000 of retention. Under this reinsurance agreement, State Auto Mutual also provided SA National with an 8.5% quota share within the $50,000 retention on liability coverages and a 20% quota share on physical damage coverages. On August 26, 2005, as permitted by the reinsurance agreement, SA National and State Auto Mutual mutually agreed to terminate the reinsurance agreement because of SA National’s stronger surplus position, relative to the commencement date of the agreement, which now makes it more efficient for SA National to retain such exposures rather than to reinsure them. The termination of the reinsurance agreement was made effective as of July 1, 2005. Under the terms of the termination, State Auto Mutual will continue to be liable, with respect to policies in force at the termination date, for occurrences until the expiration, cancellation or next anniversary, not to exceed one year.
          At September 30, 2005, all of the Company’s insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy. The Company believes that the Company has sufficient capital, cash flow and potential capital resources to meet its cash flow requirements. The Company’s statutory net written premium to surplus ratio was 1.5 to 1.0 and 1.7 to 1.0 for the twelve month periods ended September 30, 2005 and 2004, respectively.
Other Disclosures
Investments
          At September 30, 2005, the Company had no fixed maturity investments rated below investment grade. The Company’s Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of September 30, 2005 and 2004, the bond portfolio had a fair market value that totaled $1,621.4 million and $1,458.3 million, respectively. At the August 2005 Investment Committee of the Company’s Board of Directors, the Company recommended increasing its exposure allocation to equity securities, which recommendation was accepted. During the three months ended September 30, 2005, the Company increased its equity securities portfolio by $16.6 million. The Company’s investment strategy does not rely on the use of derivative financial instruments.
          At September 30, 2005, all investments in fixed maturity and equity securities were held as available for sale and therefore were carried at fair value. Other invested assets are comprised of limited liability partnership investments and common securities of the Capital Trust (State Auto Financial’s Delaware business trust subsidiary). The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.
          The following table provides the composition of the Company’s investment portfolio at fair market value at September 30, 2005 and December 31, 2004:

($ millions)	September 30, 2005		December 31, 2004
Fixed maturities, at fair value	$1,621.4	87.3%	1,502.1	88.4
Equity securities, at fair value	229.0	12.3%	193.6	11.4
Other invested assets, at fair value	6.6	0.4%	3.4	0.2

Total investments	$1,857.0	100.0%	1,699.1	100.0

          The Company regularly monitors its investment portfolio for declines in value that are other than temporary, an assessment which requires significant judgment. Among the factors that the Company considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer, and the Company’s intent and ability to hold the security to forecasted recovery or maturity. When a security in the Company’s investment portfolio has a decline in fair value which is deemed to be other than temporary, the Company adjusts the cost basis of the security to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.
          The Company, after recognition of any impairments, as discussed below, reviewed its investments at September 30, 2005, and, based on the factors described above, determined no other than temporary impairment existed in the gross unrealized holding losses, as provided in the table below. This determination could change in the future as more information becomes known which could impact the Company’s assessment of whether an other than temporary impairment exists. At September 30, 2005, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than nine months. There are no individual securities with a significant unrealized holding loss at September 30, 2005. The following table provides the Company’s investment portfolio gross unrealized gains and losses at September 30, 2005:

		Gross	Number	Gross	Number
	Cost or	unrealized	of	unrealized	of
($ millions, except # of positions)	amortized	holding	gain	holding	loss	Fair
Investment Category:	cost	gains	positions	losses	positions	Value
Fixed Maturities
U.S. Treasury securities	$251.4	$2.6	37	$(2.0)	62	$252.0
States & political subdivisions	1,074.3	30.8	339	(4.9)	172	1,100.2
Corporate securities	14.0	0.8	11	—	2	14.8
Mortgage-backed securities of U.S. Gov. Agencies	248.2	3.5	20	(3.1)	54	248.6
Other debt securities	5.8	—	—	—	—	5.8

Total fixed maturities	1,593.7	37.7	407	(10.0)	290	1,621.4
Equity Securities
Consumer	62.8	8.5	20	(1.8)	12	69.5
Technologies	22.2	2.5	7	(0.3)	5	24.4
Pharmaceuticals	15.1	0.3	2	(0.8)	3	14.6
Financial services	56.3	8.8	21	(0.9)	9	64.2
Manufacturing & other	50.5	7.2	19	(1.4)	9	56.3

Total equity securities	206.9	27.3	69	(5.2)	38	229.0

Other invested assets	6.1	0.5	4	—	—	6.6

Total investments	$1,806.7	$65.5	480	$(15.2)	328	$1,857.0

          The amortized cost and fair value of fixed maturities at September 30, 2005, by contractual maturity, are as follows:

	Amortized	Fair
($ millions)	Cost	Value
Due in 1 year or less	$2.5	2.5
Due after 1 year through 5 years	67.3	67.3
Due after 5 years through 10 years	199.6	206.7
Due after 10 years	1,076.1	1,096.3
Mortgage-backed securities	248.2	248.6

Total	$1,593.7	1,621.4

          Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

          Included in realized losses on equity securities in the table below was the recognition of a $0.9 million loss related to other than temporary impairment on one equity position for the nine months ended September 30, 2005. Included in realized losses on fixed maturity securities was a $0.7 million recognized loss related to other than temporary impairment on two fixed maturity positions for the nine months ended September 30, 2005. There were no additional other than temporary impairments in equities, fixed maturities and other invested assets for the three or nine months ended September 30, 2005 and 2004.
          The securities sold during the three and nine months ended September 30, 2005, were sold to either recognize the gain available, to dispose of the security because of the Company’s opportunity to invest in securities with greater potential return considering capital preservation, or to reposition the taxable/tax-exempt fixed maturity position of the Company. Realized gains and losses for the three and nine months ended September 30, 2005, are summarized as follows:

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005
	Realized	Fair Value	Realized	Fair Value
($ millions)	Gains/Losses	at Sale	Gains/Losses	at Sale
Realized gains:
Fixed maturities	$2.1	$67.3	$5.3	$183.9
Equity securities	3.5	12.3	5.4	21.4

Total realized gains	5.6	79.6	10.7	205.3
Realized losses:
Fixed maturities	(0.2)	17.5	(1.5)	52.7
Equity securities	(1.0)	6.0	(2.4)	8.6

Total realized losses	(1.2)	23.5	(3.9)	61.3

Grand total	$4.4	$103.1	$6.8	$266.6

          The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with Company guidelines, generating net investment income, net of applicable fees. Based on terms of the agreement, the Company does not have the right to sell or re-pledge the collateral, unless there is an event of default by the borrower. At September 30, 2005 and December 31, 2004, the amount of collateral held was approximately $120.2 million and $144.7 million, respectively. During 2005, the Company’s fixed maturity investment portfolio has been shifting toward a greater concentration in tax-free fixed maturity securities, rather than corporate securities. The Company chooses to only lend taxable securities. Since there are fewer taxable securities owned, lending activity has decreased.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and Loss Expenses Payable
          The following table presents losses and loss expenses payable by major line of business:

	September 30,	December 31,	January 1,	Percent
($ millions)	2005	2004	2005(1)	Change(2)
Automobile — personal standard	$192.3	184.9	193.2	(0.5)%
Automobile — personal nonstandard	31.3	35.6	35.6	(12.1)
Automobile — commercial	94.4	86.2	90.5	4.3
Homeowners and farmowners	73.0	40.4	48.3	51.1
Commercial multi-peril	95.4	89.2	93.2	2.4
Workers’ compensation	88.0	81.6	88.6	(0.7)
Fire and allied lines	22.4	18.2	19.0	17.9
Other/products liability	127.3	115.7	118.6	7.3
Miscellaneous personal/commercial lines	5.7	4.1	4.2	35.7

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $11.9 and $25.9, respectively	$729.8	655.9	691.2	5.6%

(1)	December 31, 2004 reserve balances have been adjusted for comparison purposes to reflect the loss and loss expense reserves assumed by the Company on January 1, 2005 from the Pooling Arrangement amendment discussed above.

(2)	Calculated based on September 30, 2005 change from January 1, 2005.

          As provided in the above table, total net losses and loss expenses payable increased 5.6% from January 1, 2005 to September 30, 2005. The reserve changes year-to-date are primarily coming from the property lines of insurance, where the increases are driven by catastrophe losses. In particular, hurricane Katrina resulted in unprecedented conditions impacting the logistics of adjusting and paying claims. Consequently, much of Katrina’s losses remain in reserve status until the settlement process can move forward. There was also a wind and hail storm in the Company’s north central operating territory very late in the quarter which called for additional property reserves. Outside of the property lines, the reserve level changes are consistent with the exposure level changes at the product level.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
          The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a temporary federal program that provides for a system of shared public and private compensation for insured losses resulting from so-called “certified” acts of terrorism which requires, in part, that such act of terrorism have been committed by or on behalf of a foreign interest. In order for a loss to be covered under TRIA, it must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury (“subject losses”). In the case of a war declared by Congress, only workers’ compensation losses are covered by TRIA. The Terrorism Insurance Program (the “Program”) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. The Company’s deductible under this federal Program is approximately $63.9 million for 2005, subject to final rules to be established by the U.S. Treasury. Under TRIA, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under TRIA and that do not arise out of nuclear, biological or chemical agents. TRIA is currently scheduled to sunset at year end 2005. If it does not continue in place (or if it is replaced by a somewhat similar program), none of the foregoing would be applicable and each carrier would have to make its own decisions with respect to terrorism insurance. The Company’s current property reinsurance treaties exclude certified acts of terrorism. If TRIA expires, those treaties will exclude acts of terrorism as defined within the treaties. Likewise, if TRIA expires, the Company will pursue changes to its direct, commercial policies to exclude acts of terrorism as defined within its policies. It is uncertain if TRIA will be extended in its current form, extended with material revision or expire as scheduled at the end of 2005.
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
•	The Company maintains loss reserves to cover its estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. The Company refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company records adjustments to reserves in the results of operations for the periods in which the estimates are changed. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate. If the Company concludes that estimates are incorrect and reserves are inadequate, the Company is obligated to increase its reserves. An increase in reserves results in an increase in losses and a reduction in the Company’s net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on the Company’s results of operations, liquidity, and financial condition.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•	The Company’s insurance operations expose it to claims arising out of catastrophic events. The Company has experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in the Company’s financial results for any fiscal quarter or year and could materially reduce the Company’s profitability or harm the Company’s financial condition. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, windstorms, earthquakes, explosions, severe winter weather, and fires, none of which are within the Company’s control. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. The geographic distribution of the Company’s business subjects it to catastrophe exposure from hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states, and Mid-Atlantic regions. In those areas most exposed to natural catastrophes, the Company does have in place strategies designed to not only provide a spread of risk but also to control aggregate exposures. Catastrophe losses can vary widely and could significantly exceed the Company’s recent historic results. The frequency and severity of catastrophes are inherently unpredictable.

•	The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect the Company’s business volume and profitability. The magnitude and number of recent catastrophes, including hurricanes Katrina and Rita, may adversely impact reinsurance market conditions in the future. Although the reinsurer is liable to the Company to the extent of the ceded reinsurance, the Company remains liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate the Company’s obligation to pay claims. The Company is subject to credit risk with respect to the Company’s ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect the Company against losses and may not be available to the Company in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in the Company’s inability to collect or recover reinsurance.

•	The Company’s current property reinsurance treaties exclude certified acts of terrorism, as defined by TRIA. If TRIA expires, those treaties will exclude acts of terrorism as defined within the treaties. Likewise, if TRIA expires, the Company will pursue changes to its direct, commercial policies to exclude acts of terrorism as defined within its policies. It is uncertain if TRIA will be extended in its current form, extended with material revision, or allowed to expire as scheduled at the end of 2005. It is also uncertain how state regulators will react to filings excluding all acts of terrorism from coverage. It is also uncertain how market pressures created by how the Company’s competitors react to changes in TRIA will affect the Company.

•	Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in the Company and in its ability to market its products. A downgrade in the Company’s financial strength ratings could, among other things, negatively affect the Company’s ability to sell certain insurance products, the Company’s relationships with agents, new sales, and the Company’s ability to compete.

•	The Company markets its insurance products through independent, non-exclusive insurance agents, whereas some of the Company’s competitors sell their insurance products through insurance agents who sell products exclusively for one insurance company. If the Company is unsuccessful in attracting and retaining productive agents to sell the Company’s insurance products, the Company’s sales and results of operations could be adversely affected. The agents that market and sell the Company’s products also sell the Company’s competitors’ products. These agents may recommend the Company’s competitors’ products over the Company’s products or may stop selling the Company’s products altogether. The Company’s strategy of not pursuing market share at rates that are not expected to produce a combined ratio that meets its goals can have the effect of making top line growth more difficult. When price competition is intense this effect is exaggerated by the fact that its independent agent distribution force has products to sell from other carriers who may be more willing to lower rates to grow top line sales. Additionally, the Company competes with the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Company’s competitors for productive agents, primarily on the basis of the Company’s financial position, support services and compensation and product features.

•	State Auto Mutual and the Company have acquired other insurance companies, and it is anticipated that State Auto Mutual and the Company will continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, including the following: obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated; integrating the acquired business may prove to be more costly or difficult than anticipated; integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated; anticipated cost savings may not be fully realized (or not realized within the anticipated time frame) or additional or unexpected costs may be incurred; loss results of the Company acquired may be worse than expected; and retaining key employees of the acquired business may prove to be more difficult than anticipated. In addition, other companies in the insurance industry have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company’s operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company’s financial performance.

•	The Company’s operations are subject to changes occurring in the legislative, regulatory and judicial environment. Risks and uncertainties related to the legislative, regulatory, and judicial environment include, but are not limited to, legislative changes at both the state and federal level; state and federal regulatory rulemaking promulgations and adjudications that may affect the Company specifically, its affiliates or the industry generally; class action and other litigation involving the Company, its affiliates, or the insurance industry generally; and judicial decisions affecting claims, policy coverages and the general costs of doing business. Many of these changes are beyond the Company’s control.

•	Class action lawsuits relating to property and casualty losses arising out of hurricane Katrina have been filed in Mississippi against several named insurers and dozens of unnamed insurers. To date, the Company has not been named as a defendant or served with process in any of these lawsuits. However, that situation could change in the future. Based on the Company’s understanding of the nature of these lawsuits, the plaintiffs are attempting to expand the scope of coverage available under their insurance policies to secure claims for compensation for an event that would otherwise not be covered by their insurance policies. The principal focus of these lawsuits, including one lawsuit being brought by the attorney general of Mississippi, is to have the insurer-defendants’ policies cover flood losses that are excluded under the typical property insurance policy. Because of the preliminary nature of these lawsuits, it cannot be determined to what extent, if any, such lawsuits will impact the Company, or even if the Company will be named as a defendant in these lawsuits.

•	The laws of the various states establish insurance departments with broad regulatory powers relative to approving intercompany arrangements, such as management, pooling, and investment management agreements, granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. In addition, although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. Furthermore, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies’ underwriting discretion. Examples of these laws include restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance and laws regulating underwriting “tools.” These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

•	The property and casualty insurance industry is highly competitive. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. The Company competes through underwriting criteria, appropriate pricing, and quality service to the policyholder and the agent and through a fully developed agency relations program.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•	The Company is subject to numerous other factors which affect its operations, including, without limitation, the development of new insurance products, geographic spread of risk, fluctuations of securities markets, economic conditions, technological difficulties and advancements, availability of labor and materials in storm hit areas, late reported claims, previously undisclosed damage, utilities and financial institution disruptions, and shortages of technical and professional employees and unexpected challenges to the control of the Company by State Auto Mutual.
Item 3. Quantitative and Qualitative Disclosure of Market Risk
          The information called for by this item is provided under the caption “Market Risk” under Item 2 — Management’s Discussion and Analysis of Financial Condition.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Part I, Item 3 (Legal Proceedings), of the 2004 Form 10-K included disclosures regarding a lawsuit filed in the United States District Court for the Southern District of Indiana by Gregory M. Shepard, who at that time was a 5% shareholder of State Auto Financial. Based upon a Schedule 13/A filed by Mr. Shepard with the Securities and Exchange Commission on May 11, 2005, Mr. Shepard is no longer a 5% shareholder of State Auto Financial. Accordingly, this and future filings by State Auto Financial under the Securities Exchange Act of 1934 (the “Exchange Act”) will not contain disclosures of litigation between Mr. Shepard and State Auto Financial unless Mr. Shepard hereafter becomes a 5% shareholder of State Auto Financial or such litigation is otherwise required to be disclosed under the rules and regulations of the Exchange Act.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total Number		Part of Publicly	Shares that May
	of Shares		Announced	Yet Be Purchased
	Purchased* (in	Average Price	Plans or	under the Plans or
Period	whole numbers)	Paid Per Share	Programs	Programs
07/01/05 thru 07/31/05	—	—	—	—
08/01/05 thru 08/31/05	5,645	$32.20	—	—
09/01/05 thru 09/30/05	—	—	—	—

Total	5,645	$32.20	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

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

State Auto Financial Corporation
Date: November 8, 2005	/s/ Steven J. Johnston
Steven J. Johnston
Treasurer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002