Form 10-K
period 2005-12-31
State Auto Financial CORP
filed 2006-03-13
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 000-19289

STATE AUTO FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	31-1324304
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

518 East Broad Street, Columbus, Ohio	43215-3976
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(614) 464-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $438,085,337.

On March 3, 2006, the Registrant had 40,699,965 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 18, 2006 (the “2006 Proxy Statement”), which will be filed within 120 days of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K (this “Form 10-K”) of State Auto Financial Corporation (“State Auto Financial” or “STFC”) or incorporated herein by reference, including, without limitation, statements regarding State Auto Financial’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

IMPORTANT DEFINED TERMS USED IN THIS FORM 10-K

As used in this Form 10-K, the following terms have the meanings ascribed below:

•	“State Auto Financial” or “STFC” refers to State Auto Financial Corporation;

•

“We” or the “Company” refers to STFC and its consolidated subsidiaries, namely State Auto Property and Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), State Auto National Insurance Company (“SA National”), Stateco Financial Services, Inc. (“Stateco”), Strategic Insurance Software, Inc. (“S.I.S.”) and 518 Property Management and Leasing, LLC (“518 PML”);

•	“Mutual” refers to State Automobile Mutual Insurance Company, which owns approximately 65% of STFC’s outstanding common shares;

•

The “Pooled Companies” refer to State Auto P&C, Milbank, Farmers and SA Ohio (referred to as the “STFC Pooled Companies”), Mutual, and certain subsidiaries and affiliates of Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”) and Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”) (Mutual, SA Florida, SA Wisconsin, Meridian Security and Meridian Citizens Mutual are referred to as the “Mutual Pooled Companies”); and

•	The “State Auto Group” refers to the Pooled Companies and SA National.

PART I

Item 1. Business

(a) General Development of Business

State Auto Financial is an Ohio property and casualty insurance holding company primarily engaged in writing both personal and commercial lines of insurance. Incorporated in 1990, State Auto Financial is headquartered in Columbus, Ohio. State Auto Financial owns 100% of State Auto P&C, Milbank, Farmers, SA Ohio, and SA National, each of which is a property and casualty insurance company.

Mutual is an Ohio mutual property and casualty insurance company organized in 1921. Mutual owns approximately 65% of State Auto Financial’s outstanding common shares. Mutual also owns 100% of SA Florida and SA Wisconsin, each which is a property and casualty insurance company. Mutual also owns 100% of Meridian Insurance Group, Inc. (“MIGI”), an insurance holding company. MIGI owns 100% of Meridian Security, a property and casualty insurance company. In 2001, Mutual merged with Meridian Mutual Insurance Company (“Meridian Mutual”), with Mutual continuing as the surviving corporation, and in a substantially concurrent transaction Mutual acquired the outstanding shares of MIGI. MIGI is also a party to an affiliation agreement with Meridian Citizens Mutual, a mutual property and casualty insurance company. Meridian Security and Meridian Citizens Mutual are hereafter referred to collectively as the “MIGI Insurers” and together with MIGI, the “MIGI Companies.”

State Auto Financial owns 100% of Stateco, which provides investment management services to affiliated insurance companies. State Auto Financial also owns 100% of S.I.S., a developer and seller of insurance-related software. State Auto P&C and Stateco are members of 518 PML, which owns and leases real and personal property to affiliated companies. The results of the operations of S.I.S. and 518 PML are not material to the total operations of State Auto Financial.

State Auto P&C has participated in a quota share reinsurance pooling arrangement with Mutual since 1987 (the “Pooling Arrangement”). Since January 1, 2005, the participants in the Pooling Arrangement have been State Auto P&C, Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio, SA Florida, Meridian Security and Meridian Citizens Mutual. See “Narrative Description of Business - Pooling Arrangement” in this Item 1 for further information regarding the Pooling Arrangement.

The State Auto Group writes a broad line of property and casualty insurance, such as standard personal and commercial automobile, nonstandard personal automobile and farmowners, commercial multi-peril, workers’ compensation, general liability and fire insurance, through approximately 22,100 independent insurance agents associated with approximately 3,050 agencies in 27 states. The Pooled Companies are rated A+ (Superior) by the A.M. Best Company.

(b) Financial Information about Segments

The Company currently operates in three segments: standard insurance, nonstandard insurance and investment management services. Beginning January 1, 2006, the investment management services segment will no longer be reported as a separate segment as the results of this segment no longer meet the quantitative thresholds for separate presentation as a reportable segment even with consideration of aggregation of other segments with similar economic characteristics, among other factors. Financial information about all these segments is set forth in Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K. Additional information regarding the Company’s insurance and noninsurance segments is provided in “Narrative Description of Business.”

(c) Narrative Description of Business

Property and Casualty Insurance

Pooling Arrangement

The Pooled Companies are parties to the Pooling Arrangement. Prior to 2005, the Pooling Arrangement was governed by the reinsurance pooling agreement known as the “2000 Pooling Agreement,” which had been amended from time to time. Since January 1, 2005, the Pooling Arrangement has been governed by the reinsurance pooling agreement known as the “2005 Pooling Arrangement.” The Pooling Arrangement covers all the property and casualty insurance written by the Pooled Companies except voluntary assumed reinsurance written by Mutual, State Auto Middle Market Insurance (as defined in the 2005 Pooling Agreement) and intercompany catastrophe reinsurance written by State Auto P&C. Under the Pooling Arrangement, each of the

Pooled Companies cedes premiums, losses and expenses on all of its business to Mutual, and Mutual in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. Mutual then retains the balance of the pooled business.

The following table sets forth a chronology of the participants and their participation percentage changes that have occurred in the Pooling Arrangement since January 1, 1994:

Year(1)	Mutual	State Auto P&C	Milbank		SA Wisconsin	Farmers	SA Ohio	SA Florida	Meridian Security	Meridian Citizens Mutual
1994	70.0	30.0	N/A		N/A	N/A	N/A	N/A	N/A	N/A
1995 - 1997	55.0	35.0	10.0	(2)	N/A	N/A	N/A	N/A	N/A	N/A
1998	52.0	37.0	10.0	(3)	1.0	N/A	N/A	N/A	N/A	N/A
1999	49.0	37.0	10.0		1.0	3.0	N/A	N/A	N/A	N/A
2000 - 9/30/2001	46.0	39.0	10.0		1.0	3.0	1.0	N/A	N/A	N/A
10/1/2001 - 2002	19.0	59.0	17.0		1.0	3.0	1.0	N/A	N/A	N/A
2003 - 2004	18.3	59.0	17.0		1.0	3.0	1.0	0.7	N/A	N/A
1/1/2005 - current	19.5	59.0	17.0		0.0	3.0	1.0	0.0	0.0	0.5

(1)	Time period is for the year ended December 31, unless otherwise noted.
(2)	At this time Milbank was a 100% owned subsidiary of Mutual.
(3)	In July 1998, Milbank became a 100% owned subsidiary of STFC.

The following table sets forth a summary of the Pooling Arrangement participation percentages of STFC and Mutual, aggregating their respective 100% owned subsidiaries:

Year(1)	STFC Pooled Companies	Mutual Pooled Companies
1994	30%	70%
1995 - 1997	35	65
1/1/1998 - 6/30/1998	37	63
7/1/1998-12/31/1998	47	53
1999	50	50
2000 - 9/30/2001	53	47
10/1/2001 - 2005	80	20

(1)	Time period is for the year ended December 31, unless otherwise noted.

As a result of the changes made to the pooling percentages in 2001, which resulted in the STFC Pooled Companies having their percentage participation changed to 80% in the aggregate, it is not management’s current intention to recommend an adjustment to the STFC Pooled Companies’ aggregate participation percentage in the foreseeable future. Under revised procedures, management of each of the Pooled Companies would make recommendations to a standing independent committee of the Board of Directors of both Mutual and STFC. These independent committees would review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Board of Directors of both Mutual and STFC. The Pooling Arrangement is terminable by any Pooled Company at any time after a 90-day notice or by mutual agreement of the Pooled Companies. None of the Pooled Companies currently intends to terminate the Pooling Arrangement.

Under the terms of the Pooling Arrangement, all premiums, incurred losses, loss expenses and other underwriting expenses are prorated among the Pooled Companies on the basis of their participation in the pool. By spreading the underwriting risk among each of the Pooled Companies, the Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of the Pooled Companies than any one company would experience individually. One effect of the Pooling Arrangement is to provide each Pooled Company with an identical mix of pooled property and casualty insurance business on a net basis.

The 2005 Pooling Agreement contains (and the 2000 Pooling Agreement contained) a provision excluding catastrophic losses and loss adjustment expenses incurred by the Pooled Companies in the amount of $100.0 million in excess of $120.0 million, as well as the premium for such exposures. State Auto P&C reinsures each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement (defined below). No losses were paid by State Auto P&C under the Catastrophe Assumption Agreement in 2005, 2004 or 2003. See “Narrative Description of Business—Reinsurance” in this Item 1 for further information regarding the Catastrophe Assumption Agreement.

Nonstandard Auto Insurance

The Company writes nonstandard auto insurance through SA National. Nonstandard auto insurance covers risks that are not considered “standard.” Nonstandard automobile programs provide insurance for private passenger automobile risks that are typically rejected or cancelled by other insurance companies because the risks have above average loss experience, a higher degree of hazard or a higher loss frequency potential than standard risks. This business is not part of the Pooling Arrangement. See “Narrative Description of Business—Marketing” and “Reportable Segments” in this Item 1 for further information regarding the Company’s nonstandard auto insurance business.

Management Agreement

State Auto P&C’s employees provide all organizational, operational and management functions for all insurance affiliates within the State Auto Group through management and cost sharing agreements. Mutual provides facilities for all the insurance affiliates under the same management and cost sharing agreements. A management and operations agreement, hereafter referred to as the “2005 Management Agreement,” is in place among State Auto P&C, Mutual, State Auto Financial, Milbank, Farmers, SA Ohio, SA National, MIGI Companies, Stateco, S.I.S. and 518 PML. The 2005 Management Agreement is a cost sharing agreement. A management agreement, hereafter referred to as the “2000 Midwest Management Agreement” is in place among State Auto P&C, Mutual and SA Wisconsin. For the performance of its services under the 2000 Midwest Management Agreement, SA Wisconsin pays State Auto P&C a quarterly management and operations services fee of 0.75% of direct written premium. A separate cost sharing agreement is in place among State Auto P&C, Mutual and SA Florida.

Each of the affiliated management and cost sharing agreements has a ten-year term and automatically renews for an additional ten-year period unless sooner terminated in accordance with its terms. If the 2005 Management Agreement would be terminated for any reason, the Company would have to re-locate its facilities to continue its operations. However, State Auto Financial does not currently anticipate the occurrence of a termination of the 2005 Management Agreement.

Reportable Segments

See Note 15, Reportable Segments, of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K and Item 7 of this Form 10-K.

Marketing

Having recently commenced operations in Arizona, the State Auto Group markets its products in 27 states, through approximately 22,100 insurance agents associated with approximately 3,050 independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies.

SA National markets nonstandard products in 22 states exclusively through the Company’s network of independent agents.

Because independent insurance agents can significantly influence which insurance company their customers select, management views the Company’s independent insurance agents as its primary customers. Management strongly supports the independent agency system and believes that maintenance of a strong agency system is essential for the Company’s present and future success. As such, the Company continually develops programs and procedures to enhance agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; travel incentives related to profit and growth; sharing a portion of the underwriting profit generated by the agent’s book of business; and an agent stock purchase plan.

The Company actively helps its agencies develop professional sales skills within their staffs. The training programs include both products and sales training in concentrated programs conducted in the Company’s home office. Further, the training programs include disciplined follow-up and coaching for an extended time. Other targeted training sessions are held in the Company’s branch office locations from time to time.

The Company has made continuing efforts to use technology to make it easier for its agents to do business with the Company. The Company offers internet-based (i) rating, (ii) policy application submission and (iii) execution of endorsements for certain products. In addition, the Company provides its agents with the opportunity to maintain policyholder records electronically, avoiding the expense of preparing and storing paper records. Software developed by S.I.S. also enhances the ability of the Company and its agents to take advantage of electronic data submission. The Company believes that, since agents and their customers realize better service and efficiency through automation, they value their relationship with the Company. Automation can make it easier for the agent to do business with the Company, which attracts prospective agents and enhances the existing agencies’ relationships with the Company.

The Company shares the cost of approved advertising with selected agencies. The Company provides agents with certain travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, the Company recognizes its very top agencies—measured by consistent profitability, achievement of written premium thresholds and growth—as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional trip and financial incentives, including additional profit sharing bonus and additional contributions to their Inner Circle Agent Stock Purchase Plan, a part of the Agent Stock Purchase Plan described below.

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

The Company receives premiums on products marketed in Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 2005, the seven states that contributed the greatest percentage of the Company’s direct premiums written were as follows: Ohio (17.8%), Kentucky (11.0%), Indiana (7.6%), Tennessee (6.7%), Minnesota (6.0%), Pennsylvania (5.1%) and Maryland (4.9%).

Claims

Insurance claims on policies written by the Company are usually investigated and settled by staff claims adjusters. The Company’s claims division emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports the Company’s marketing efforts by providing agents and policyholders with prompt and effective service.

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

Reserves

Loss reserves are management’s best estimates at a given point in time of what the Company expects to pay in claims, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. The Company’s results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

The Company maintains reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in-house claims processing costs from such losses.

Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on the Company’s reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. The Company does not discount loss reserves for financial statement purposes. For additional information regarding the Company’s reserves, see Item 7 of this Form 10-K, “Management, Discussion and Analysis of Financial Condition and Results of Operations—Loss Reserves.”

Mutual has guaranteed the adequacy of State Auto P&C’s loss and loss expense reserves as of December 31, 1990. Pursuant to the guarantee, Mutual has agreed to reimburse State Auto P&C for any losses and loss expenses in excess of State Auto P&C’s December 31, 1990 reserves ($65.5 million) that may develop from claims that have occurred on or prior to that date. This guarantee ensures that any deficiency in the reserves of State Auto P&C as of December 31, 1990, under the Pooling Arrangement percentages effective on December 31, 1990 will be reimbursed by Mutual. As of December 31, 2005, there has been no adverse development of these reserves. In the event Mutual becomes financially impaired, and subject to regulatory restrictions, it may be unable to make any such reimbursement.

The following table presents one-year development information on changes in the reserve for loss and loss expenses of the Company for each of the three years in the period ended December 31, 2005:

($ millions)	Year Ended December 31
	2005	2004	2003
Beginning of Year:
Loss and loss expenses payable	$681.8	643.0	600.9
Less: Reinsurance recoverable on losses and loss expenses payable(1)	25.9	14.2	8.8

Net losses and loss expenses payable(2)	655.9	628.8	592.1
Provision for losses and loss expenses occurring:
Current year	657.7	641.4	653.0
Prior years(3)	(44.3)	(22.2)	(1.8)

Total	613.4	619.2	651.2
Loss and loss expense payments for claims occurring during:
Current year	350.5	361.5	370.7
Prior years	242.8	230.6	243.8

Total	593.3	592.1	614.5
Impact of pooling change, January 1, 2005	35.3	—	—

End of Year:
Net losses and loss expenses payable	711.3	655.9	628.8
Add: Reinsurance recoverable on losses and loss expenses payable(4)	17.4	25.9	14.2

Losses and loss expenses payable(5)	$728.7	681.8	643.0

(1)	Includes amounts due from affiliates of $5.7 million, $5.7 million and $4.3 million in 2005, 2004 and 2003, respectively.
(2)	Includes net amounts assumed from affiliates of $296.9 million, $303.9 million and $304.0 million in 2005, 2004 and 2003, respectively.
(3)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. The decrease of $44.3 million, $22.2 million and $1.8 million in 2005, 2004 and 2003, respectively, for claims occurring in prior years is well within normal expectations for reserve development and claim settlement uncertainty. See Note 4 to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K.

(4)	Includes amounts due from affiliates of $5.5 million in 2005 and $5.7 million in both 2004 and 2003.
(5)	Includes net amounts assumed from affiliates of $302.6 million, $296.9 million and $303.9 million in 2005, 2004 and 2003, respectively.

The following table sets forth the development of reserves for losses and loss expenses from 1995 through 2005 for the Company. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to the Company.

The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2005, the Company had paid 81.6% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1996.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the 1996 calendar year reserve has developed a $1.0 million or 0.5% redundancy through December 31, 2005. That amount has been included in operations over the ten years and did not have a significant effect on income in any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1998, but incurred in 1995, will be included in the cumulative redundancy amount for years 1996, 1997 and 1998. The table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 1995, 1998, 1999, 2000 and 2001 the Pooling Arrangement was amended to increase the Company’s share of premiums, losses and expenses and in 2005 to add the business of the Meridian Insurers. An amount of assets equal to the increase in net liabilities was transferred to the Company from Mutual in 1995, 1998, 1999, 2000 and 2001 in conjunction with each year’s respective pooling change and in 2005 from the Meridian Insurers. The amount of the assets transferred in 1995, 1998, 1999, 2000, 2001 and 2005 has been netted against and has reduced the cumulative amounts paid for years prior to 1995, 1998, 1999, 2000, 2001 and 2005, respectively.

[see table on following page]

($ millions)	Years Ended December 31
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Net liability for losses and loss expenses payable	$206.3	$199.5	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3

Paid (cumulative) as of:
One year later	38.2%	39.4%	32.7%	35.4%	41.8%	5.9%	43.4%	41.2%	36.7%	31.6%	—
Two years later	55.4%	54.1%	54.6%	61.6%	43.0%	52.7%	65.3%	60.8%	53.2%
Three years later	63.3%	65.0%	70.1%	62.1%	71.9%	79.9%	78.4%	71.4%
Four years later	67.7%	73.2%	69.2%	78.8%	86.9%	95.5%	84.4%
Five years later	71.9%	69.8%	77.1%	86.3%	96.1%	101.6%
Six years later	67.1%	74.6%	81.8%	92.5%	99.0%
Seven years later	69.3%	77.1%	85.8%	94.9%
Eight years later	67.2%	79.8%	88.2%
Nine years later	68.8%	81.6%
Ten years later	70.3%

Net liability re-estimate as of:
One year later	87.0%	91.3%	93.0%	96.6%	97.5%	125.7%	102.4%	99.7%	96.5%	93.3%	—
Two years later	86.4%	87.3%	92.0%	96.7%	119.1%	129.1%	105.1%	100.6%	93.2%
Three years later	83.2%	86.7%	91.9%	111.9%	120.3%	133.1%	106.9%	98.8%
Four years later	81.6%	87.0%	102.0%	111.5%	123.2%	136.1%	106.2%
Five years later	81.3%	92.6%	101.4%	115.6%	126.7%	135.6%
Six years later	83.6%	92.9%	106.1%	118.5%	127.9%
Seven years later	83.7%	96.1%	108.9%	120.0%
Eight years later	82.5%	98.0%	110.5%
Nine years later	84.0%	99.5%
Ten years later	85.6%

Cumulative redundancy (deficiency)	$29.8	$1.0	($20.3)	($41.1)	($61.9)	($84.4)	($31.5)	$6.8	$42.7	$44.3	—

Cumulative redundancy (deficiency)	14.4%	0.5%	(10.5%)	(20.0%)	(27.9%)	(35.6%)	(6.2%)	1.2%	6.8%	6.7%	—

Gross* liability—end of year	$412.5	$410.7	$402.7	$414.2	$438.7	$457.2	$743.7	$862.4	$934.0	$1,006.4	$1,111.1
Reinsurance recoverable	$206.2	$211.2	$208.5	$209.2	$217.0	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8
Net liability—end of year	$206.3	$199.5	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3

Gross liability re-estimated—latest	86.4%	97.2%	104.6%	114.9%	116.5%	122.1%	105.9%	99.1%	95.1%	95.5%	—
Reinsurance recoverable re-estimated—latest	87.3%	95.1%	99.1%	109.8%	104.8%	107.5%	105.2%	99.7%	99.0%	99.6%	—
Net liability re-estimated—latest	85.6%	99.5%	110.5%	120.0%	127.9%	135.6%	106.2%	98.8%	93.2%	93.3%	—
*	Gross liability includes: Direct and assumed losses and loss expenses payable.

As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable ceded to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in the Company’s consolidated financial statements at each balance sheet date:

($ millions)	Years Ended December 31
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Reinsurance recoverable	$206.2	$211.2	$208.6	$209.2	$217.1	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8
Amount netted against assumed from Mutual	$193.3	$196.9	$195.3	$197.7	$206.3	$212.6	$219.9	$261.5	$291.0	$324.6	$382.4
Net reinsurance recoverable	$12.9	$14.3	$13.3	$11.5	$10.8	$7.9	$13.9	$8.8	$14.2	$25.9	$17.4

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

Each member of the State Auto Group is party to working reinsurance treaties for property, casualty and workers’ compensation lines with several reinsurers arranged through a reinsurance intermediary. Under the property per risk excess of loss treaty, each member is responsible for the first $2.0 million of each covered loss, and the reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. The rates for this reinsurance are negotiated annually.

The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 90% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of a $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

The terms of the workers’ compensation excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2.0 million per loss occurrence. The rates for this reinsurance are negotiated annually.

In addition to the workers’ compensation reinsurance program described above, each company in the State Auto Group is party to an agreement which provides an additional layer of excess of loss reinsurance for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $20.0 million of covered loss. This coverage is subject to a “Maximum Any One Life” limit of $10.0 million. The rates for this reinsurance are negotiated annually.

In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverage. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million with a maximum $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states.

The State Auto Group participates in an intercompany catastrophe reinsurance program (the “Catastrophe Assumption Agreement”). Under this program, the members of the State Auto Group, on a combined basis, retain the first $40.0 million of catastrophe losses that affect at least two individual risks. For catastrophe losses incurred by the State Auto Group up to $80.0 million, in excess of $40.0 million, traditional reinsurance coverage is provided with a co-participation of 5%. For catastrophe losses incurred by the State Auto Group up to $100.0 million, in excess of $120.0 million, in exchange for a premium paid by each reinsured company, State Auto P&C acts as the catastrophe reinsurer for the State Auto Group under the terms of the Catastrophe Assumption Agreement. There have been no losses assumed under this agreement.

In November 2005, State Auto Financial entered into a Credit Agreement (the “Credit Agreement”) with a financial institution and a syndicate of other lenders to provide for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. At the present time, the Company intends to use the Credit Facility for catastrophe loss purposes. The Credit Facility replaced a credit agreement (the “Old Credit Agreement”) between a STFC special purpose company and a syndicate of lenders which expired on November 9, 2005. The Credit Facility provides the Company with greater flexibility than the Old Credit Agreement. The Old Credit Agreement and related agreements were part of a structured contingent financing arrangement which provided State Auto Financial with up to $100.0 million of funding for reinsurance purposes if the State Auto Group incurred catastrophe losses in excess of $120.0 million. See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for additional information regarding the New Credit Agreement and the Old Credit Agreement.

As of July 1, 2005, SA National and Mutual terminated their reinsurance agreement. While this reinsurance agreement was in effect, Mutual assumed up to $4.9 million of each liability loss occurrence in excess of SA National’s $50,000 of retention and up to $0.5 million of each catastrophe loss occurrence in excess of SA National’s $50,000 of retention. Mutual also provided SA National with an 8.5% quota share within the $50,000 retention on liability coverages and a 20% quota share on physical damage coverages. SA National and Mutual mutually agreed to terminate the reinsurance agreement because of SA National’s stronger surplus position, relative to the commencement date of the agreement, which makes it more efficient for SA National to retain such exposures rather than to reinsure them. Under the terms of the termination, Mutual will continue to be liable, with respect to policies in force at the termination date, for occurrences until the expiration, cancellation or next anniversary, not to exceed one year.

See “Narrative Description of Business—Regulation” of this Item 1 for a discussion of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) and its successor, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) (collectively, the “Terrorism Acts”).

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

Dividends. STFC’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to STFC without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, a total of $121.2 million is available for payment to State Auto Financial as a dividend from State Auto P&C, Milbank, Farmers, SA Ohio and SA National during 2006, less dividend payments made in the previous twelve month period without prior approval from their respective domiciliary state insurance departments. State Auto Financial received dividends of $40.5 million and $12.0 million from its insurance subsidiaries in 2005 and 2004, respectively.

Rate and Related Regulation. In general, the Company is not aware of the adoption of any adverse legislation or regulation by any state where the Company did business during 2005 which would present material obstacles to the Company’s overall business. However, several states where the Company does business have passed or are considering more strict regulation of the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states are considering restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help the Company price its products more fairly and enhance its ability to compete for business that it believes will be profitable. Such regulations would limit the ability of the Company, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools. Insurer use of credit scores is also being studied by the Federal Trade Commission, as respects whether or not credit scoring has a disparate impact on protected classes. The results of this study, which have not been published as of the filing of this Form 10-K, could affect the industry’s use of this tool.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the National Association of Insurance Commissioners (“NAIC”) annually tests insurers’ risk-based capital requirements. As of December 31, 2005, each insurer affiliated with the Company surpassed all standards tested by the formula applying risk-based capital requirements.

The property and casualty insurance industry is also affected by court decisions. In general, premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume, including eliminating exclusions, expanding the terms of the contract, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant’s rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer’s profitability. They also create pressure on rates charged for coverages adversely affected, and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer.

The Terrorism Acts require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. Under the Terrorism Acts, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, the Company intends, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under Terrorism Acts and that do not arise out of nuclear, biological or chemical agents. In December 2005, Congress enacted the TRIEA, which extended TRIA, with some modifications, for two years beyond TRIA’s sunset date of December 31, 2005. This law removed the mandate to offer terrorism coverage for five lines of business: commercial auto, burglary and theft, surety, professional liability and farmowners multiple peril. In addition, TRIEA had the effect of increasing insurers’ deductible and co-pay percentages under this federal program. The Company’s current property reinsurance treaties exclude certified acts of terrorism. If the Terrorism Acts expire in two years, those treaties may be revised to exclude acts of terrorism as defined within the treaties. Likewise, if the Terrorism Acts expire at the end of the current extension, the Company may pursue changes to its direct commercial policies to exclude acts of terrorism as defined within its policies.

An area of regulatory focus in late 2004 and throughout 2005, and which may continue to receive additional focus in 2006, is “producer compensation arrangements.” The New York Attorney General undertook investigations and initiated lawsuits involving allegations of improper compensation arrangements between brokers and insurance companies. These actions have led several state insurance departments to initiate their own surveys or inquiries into the activities of their domestic insurers with respect to producer compensation arrangements in their respective states. Two state insurance departments have delivered inquiries to the Company, and the Company has responded to each of the inquiries. It is the Company’s understanding that these inquiries are part of an overall fact-finding process initiated by these state insurance departments, and that similar inquiries were made to a number of other domestic insurers in these states. The inquiries did not indicate or imply that the Company had done anything improper with respect to its compensation arrangements with its agents. The improper producer compensation arrangements generally involve insurance brokers, which are persons retained and compensated by the insurance customer. The Company markets its insurance products through independent insurance agents who have been appointed to act on the Company’s behalf, and the Company, not the insurance customer, compensates these agents pursuant to contractual arrangements. Under its agency agreements, the Company’s compensation arrangements with its agencies consist of commissions paid for the sale of the Company’s insurance products, usually based upon a percentage of the premium paid by the insurance customer, and a “contingent commission.” This “contingent commission” is based upon the underwriting profit generated by that agency’s book of business placed with the State Auto Group. Like many other sales organizations, the Company also offers sales incentives to its agencies. The Company believes that its agent compensation arrangements are in compliance with the law and consistent with good business practices.

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

The Company’s decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) the Company’s liquidity requirements at any given time; and (f) the Company’s current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. The Company has investment policy guidelines with respect to purchasing fixed income investments for the insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. The maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Investments, Market Risks,” for a discussion regarding the market risks related to the Company’s investment portfolio.

The Company’s fixed maturity investments are classified as available-for-sale and carried at fair market value, according to the Financial Accounting Standards Board (“FASB”) Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

The Company’s Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of December 31, 2005 and 2004, the bond portfolio had a fair market value that totaled $1,617.3 million and $1,502.1 million, respectively.

At December 31, 2005 and 2004, the Company’s equity portfolio is classified as available-for-sale and carried at fair market value that totaled $255.6 million and $193.6 million, respectively.

The following table sets forth the Company’s investment results for the periods indicated:

	Year ended December 31
($ millions)	2005	2004	2003
Average Invested Assets(1)	$1,811.6	$1,591.8	1,391.9
Net Investment Income(2)	78.7	71.8	64.6
Average Yield	4.3%	4.5%	4.6%

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

For additional discussion regarding the Company’s investments, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Investments.”

Competition

The property and casualty insurance industry is highly competitive. The Company competes with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because the Company’s products are marketed exclusively through independent insurance agencies, most of which represent more than one company, the Company faces competition within each agency. See “Narrative Description of Business – Marketing” in Item 1 of this Form 10-K. The Company competes through underwriting criteria, appropriate pricing, quality service to the policyholder and the agent, and a fully developed agency relations program.

Employees

As of February 28, 2006, the Company had 2,087 employees. Employees of the Company are not covered by any collective bargaining agreement. Management of the Company considers its relationship with its employees to be excellent.

Available Information

STFC’s website address is www.stfc.com. Through this website (found under the “SEC Filings” link), STFC makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after STFC electronically files such material with the Securities and Exchange Commission (the “SEC”). Also available on its website is information pertaining to the Company’s corporate governance, including the charters of each of the standing committees of the Company’s Board of Directors, the Company’s corporate governance guidelines and the Company’s code of business conduct.

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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	55

Chairman of the Board and Chief Executive Officer of STFC and Mutual, 2/06 to present; President of STFC and Mutual, 3/06 to present; Senior Vice President, Insurance Operations, of Main Street American Group, a property and casualty insurance company, 4/05 – 2/06; President and Chief Executive Officer for two property and casualty insurance subsidiaries of Allmerican Financial Corporation (now known as Hanover Insurance Group), 1998 – 2003; President and Chief Executive Officer, personal lines, of Travelers Property and Casualty Insurance Company, a property and casualty insurance company, 1996 – 1998; and prior thereto, various capacities with Aetna Life and Casualty Company, a life, property and casualty insurance company, 1972 – 1996.

			2006

Mark A. Blackburn, Senior Vice President	54	Senior Vice President of STFC and Mutual, 3/01 to present; Vice President of STFC and Mutual, 8/99 to 3/01	1999

Steven J. Johnston, Senior Vice President, Treasurer and Chief Financial Officer	46	Senior Vice President of STFC and Mutual, 8/99 to present; Treasurer and Chief Financial Officer of STFC and Mutual, 4/97 to present; Vice President of STFC and Mutual, 5/95 to 8/99	1994

John R. Lowther, Senior Vice President, Secretary and General Counsel	55	Senior Vice President of STFC and Mutual, 3/01 to present; Secretary and General Counsel of STFC, 5/91 to present and of Mutual 8/89 to present; Vice President of STFC, 5/91 to 3/01 and of Mutual 8/89 to 3/01	1991

Steven R. Hazelbaker, Vice President	50	Vice President of Mutual, 6/01 to present; Vice President of STFC, 6/01 to present; Chief Operating Officer of MIGI and Meridian Mutual, 8/00 to 6/01; Chief Financial Officer and Treasurer of MIGI and Meridian Mutual, 1994 to 8/00; Vice President of MIGI and Meridian Mutual, 1995 to 8/00	2001

Cathy B. Miley,(3) Vice President	56	Vice President of STFC, 3/98 to present; Vice President of Mutual, 3/95 to present; Assistant Secretary of Mutual, 8/92 to 3/95	1995

Richard L. Miley,(3) Vice President	51	Vice President of STFC, 3/98 to present; Vice President of Mutual, 5/95 to present; Assistant Vice President of Mutual, 8/87 to 5/95	1995

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)

Cynthia A. Powell, Vice President	45	Vice President of Mutual, 3/00 to present; Assistant Vice President, 8/96 to 3/00; Vice President of STFC, 5/00 to present; Assistant Vice President of STFC, 4/97 to 5/00	2000
(1)	Age is as of March 4, 2006.
(2)	Each of the foregoing officers has been designated by the Company’s Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.
(3)	Richard L. Miley and Cathy B. Miley are husband and wife.

Item 1A. Risk Factors

Statements contained in this Form 10-K may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause State Auto Financial’s operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, State Auto Financial’s actual financial performance. The terms “State Auto Financial,” “STFC,” “our company,” “we,” “us” and “our” as used in this discussion refer to State Auto Financial Corporation and its consolidated subsidiaries.

RESERVES

If our estimated liability for losses and loss expenses is incorrect, our reserves may be inadequate to cover our ultimate liability for losses and loss expenses and may have to be increased.

We establish and carry, as a liability, reserves based on actuarial estimates of how much we will need to pay in the future for claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag between the occurrence of an insured event and the time it is actually reported to the insurer. We refine reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to reserves in the results of operations for the periods in which the estimates are changed. In establishing reserves, we take into account estimated recoveries for reinsurance and salvage and subrogation.

Because estimating reserves is an inherently uncertain process, currently established reserves may not be adequate. If we conclude the estimates are incorrect and our reserves are inadequate, we are obligated to increase our reserves. An increase in reserves results in an increase in losses and a reduction in our net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on our results of operations, liquidity and financial condition.

CATASTROPHE LOSSES

The occurrence of catastrophic events could materially reduce our profitability.

Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. Catastrophe losses can vary widely and could significantly exceed our recent unprecedented results. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, other personal lines, allied lines and commercial multi peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states and Mid-Atlantic regions. In the last five years, the largest catastrophe or series of catastrophes to affect our results of operations in any one year occurred in: 2005 with losses from hurricanes Katrina and Wilma resulting in approximately $41.7 million in pre-tax losses; 2004 with losses from hurricanes Charley, Frances, Jean and Ivan resulting in approximately $39.6 million in pre-tax losses; and 2003 when tornadoes, hailstorms and windstorms caused damage in 17 of our operating states resulting in approximately $39.2 million in pre-tax losses.

We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas. Although we attempt to reduce the impact on our business of a catastrophe by controlling concentrations of values in catastrophe prone areas and through the purchase of reinsurance covering various categories of catastrophes, reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit, or an insurance subsidiary incurs a number of smaller catastrophes that, individually, fall below the subsidiary’s retention level.

UNDERWRITING

Our success depends primarily on our ability to underwrite risks effectively and to charge adequate rates to policyholders.

Our financial condition, cash flows and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks, across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.

Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors on cost of construction materials and labor;

•	our ability to monitor property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

Such risks may result in our rates being based on inadequate or inaccurate data or inappropriate assumptions or methodologies, and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, we could under price risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.

REINSURANCE

Reinsurance may not be available or adequate to protect us against losses.

We use reinsurance to help manage our exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect us against losses and may not be available to us in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in our inability to collect or recover reinsurance. Reinsurers also may reserve their right to dispute coverage with respect to specific claims. With respect to catastrophic or other loss, if we experience difficulty collecting from reinsurers or obtaining additional reinsurance in the future, we will bear a greater portion of the total financial responsibility for such loss, which could materially reduce our profitability or harm our financial condition.

NONSTANDARD SEGMENT

The nonstandard auto market may be shrinking due to refined segmentation by key competitors.

Over the last two years, we have experienced significant declines in our nonstandard auto premium, in terms of dollars and exposure units. While some of this decline was due to actions we undertook to improve the profitability of this segment, we perceive that key competitors have refined their rating segmentation, including increased utilization of multi-variant rating models, which we believe has resulted in a shrinkage of the nonstandard auto market. With the introduction of sophisticated pricing tools by our competitors, and most recently by us with the introduction of our CustomFit™ product, the criteria for qualifying for the standard auto segment is much broader, so that the standard auto segment may accommodate some insureds who, to this point, would have been nonstandard candidates only. Consequently, there is no assurance that the decline in revenues and net underwriting profits within our nonstandard segment will not continue as a result of the changes taking place in the nonstandard auto market and our own implementation of more inclusive marketing and underwriting programs in the standard segment.

CYCLICAL NATURE OF THE INDUSTRY

The property and casualty insurance industry is highly cyclical, which may cause fluctuations in our operating results.

The property and casualty insurance industry, particularly commercial lines businesses, has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that allow for attractive premiums. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results. In response to periods of intense price competition, our strategy with respect to our commercial lines business has been to adjust prices to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable returns. Accordingly, our commercial lines business tends to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return.

The personal lines businesses are characterized by an auto underwriting cycle of loss cost trends. Driving patterns, inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We and other personal lines insurers are generally unable to increase premiums unless permitted by changes in insurance laws and regulations, typically after the costs associated with the coverage have increased. Accordingly, profit margins generally decline in a period of increasing loss costs.

DISTRIBUTION SYSTEM

The independent agency system is our distribution system for our products, which may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels.

We market our insurance products through independent, non-exclusive insurance agents, whereas some of our competitors sell their insurance products through direct marketing campaigns, the internet or insurance agents who sell products exclusively for one insurance company. The State Auto Group has supported the independent agency system as our sole distribution channel for the past 85 years. However, we recognize that the number of independent agencies in the industry has dramatically shrunk over the past several years due to agency purchases, consolidations, or bankruptcies and the retirement of agents. We also recognize that it will be progressively more difficult to expand the number of independent agencies representing our company. If we are unsuccessful in maintaining and increasing the number of agencies in our independent agency distribution system, our sales and results of operations could be adversely affected.

The agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. Our strategy of not pursuing market share at rates that are not expected to produce a combined ratio that meets our goal of 96% or better can have the effect of making top line growth more difficult. When price competition is intense, this effect is exaggerated by the fact that our independent agent distribution force has products to sell from other carriers that may be more willing to lower rates to grow top line sales. Consequently, we must remain focused on attracting and retaining productive agents to market and sell our products. We compete with our competitors for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure that we have strong relationships with our independent agents and to persuade them to promote and sell our products, we may not be successful in these efforts. If we are unsuccessful in attracting and retaining these agents, our sales and results of operations could be adversely affected.

REGULATION

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are reexamining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. We cannot predict with certainty the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business. In addition, the insurance laws or regulations adopted or amended from time to time may be more restrictive or may result in materially higher costs than current requirements. Although the federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly harm the insurance industry and us.

CLAIM AND COVERAGE DEVELOPMENTS

Developing claim and coverage issues in our industry are uncertain and may adversely affect our insurance operations.

As industry practices and legislative, judicial and regulatory conditions change, unexpected and unintended issues related to claims and coverage may develop. These issues could have an adverse effect on our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. The premiums we charge for our insurance products are based upon certain risk expectations. When the legislative, judicial or regulatory authorities expand the burden of risk beyond our expectations, the premiums we previously charged or collected may no longer be sufficient to cover the risk, and we do not have the ability to retroactively modify premium amounts. Recent examples of these claims and coverage issues include:

•	changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial auto policies that broaden the definition of the named insured;

•

a growing trend of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claim-handling and other practices, particularly with respect to the handling of personal lines auto and homeowners claims; and

•	increases in the number and size of water damage claims related to expenses for testing and remediation of mold conditions.

Class action lawsuits relating to property and casualty losses arising out of hurricane Katrina have been filed in Mississippi against several named insurers and dozens of unnamed insurers. To date, we have not been named as a defendant or served with process in any of these lawsuits. However, that situation could change in the future. Based on our understanding of the nature of these lawsuits, the plaintiffs are attempting to expand the scope of coverage available under their insurance policies to secure claims for compensation for an event that would otherwise not be covered by their insurance policies. The principal focus of these lawsuits, including one lawsuit being brought by the attorney general of Mississippi, is to have the insurer-defendants’ policies cover flood losses that are excluded under the typical property insurance policy. Because of the preliminary nature of these lawsuits, it cannot be determined to what extent, if any, such lawsuits will impact us, or even if we will be named as a defendant in these lawsuits.

Many of these issues are beyond our control. The effects of these and other unforeseen claims and coverage issues are extremely hard to predict and could materially harm our business and results of operations.

TERRORISM

Terrorist attacks, and the threat of terrorist attacks, and ensuing events could have an adverse effect on us.

Terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the State Auto Group, as well as a decrease in our shareholders’ equity, net income and/or revenue. The Terrorism Acts require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from certain future terrorist attacks within the United States. Under the Terrorism Acts, we must offer our commercial policyholders coverage against certified acts of terrorism. In addition to certified acts of terrorism, we intend, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Acts and that do not arise out of nuclear, biological or chemical agents.

In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures. We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potentially decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

TECHNOLOGY

Our development of commercial automated underwriting tools may not be successful or the benefits may not be realized.

We are developing a commercial lines automation system that will build upon the success we believe we have achieved through our personal lines netXpress system. netXpress allows agents to obtain rates for applicants on-line in real time, secure consumer reports required for rating or underwriting, all of which combined enable the agent to offer a firm quote to a customer in real time at the point of sale.

It is our intention to develop similar functionality in commercial lines as we have in personal lines through netXpress. While this represents a significant commitment of resources over the next 18 to 36 months, we believe it is vitally important to our ability to maintain our prospects in commercial lines. We cannot assure shareholders that the development of this technology will be completed within the timeframe projected, or that it will be successful upon implementation. Additionally, because some of our competitors have already implemented or may be implementing similar types of underwriting tools, we may be competitively disadvantaged. A challenge during this development phase will be the utilization of today’s technology in face of a constantly changing technological landscape. There can be no assurance that the development of today’s technology for tomorrow’s use will not result in our being competitively disadvantaged, especially among the larger national carriers that have greater financial and human resources than we.

INVESTMENTS

The performance of our investment portfolios is subject to investment risks.

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings and are therefore subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices.

If the fixed-income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of our investment portfolio could also put our insurance subsidiaries at risk of failing to satisfy regulatory minimum capital requirements. If we were not at that time able to supplement our subsidiaries’ capital from STFC or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected. Also, a decline in market rates could also cause the investments in our pension plans to decrease below the accumulated benefit obligation, resulting in additional pension liability and expense and increasing required contributions to the pension plan.

In addition, both the fixed-income and the common equity portfolios are subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments held by us and our ability to liquidate investments on favorable terms or short notice may be adversely affected if those markets are disrupted or otherwise affected by local, national or international events, such as power outages, system failures, wars or terrorist attacks or by recessions or depressions, a significant change in inflation expectations, a significant devaluation of governmental or private sector credit, currencies or financial markets and other factors or events.

EMPLOYEES

Our ability to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to our success.

Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers in such a specialized industry. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business.

In addition, we must forecast the changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust hiring programs and/or employment levels accordingly. Our failure to recognize the need for such adjustments, or the failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service its ongoing and new business) in one or more business units or locations. In either event, our financial results could be materially adversely affected.

BUSINESS CONTINUITY

Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology and other business systems.

Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour claims contact centers, processing new and renewal business, and processing and paying claims. A shut-down of or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary corporate functions. This could result in a materially adverse effect on our business results and liquidity.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer systems, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business.

We have established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.

ACQUISITIONS

Acquisitions subject us to a number of financial and operational risks.

Since going public in 1991, we and Mutual have acquired other insurance companies, such as Meridian Mutual, the MIGI Insurers, Milbank, Farmers and SA Wisconsin, and it is anticipated that we and Mutual may continue to pursue acquisitions of other insurance companies in the future. Acquisitions involve numerous risks and uncertainties, such as:

•	obtaining necessary regulatory approvals of the acquisition may prove to be more difficult than anticipated;

•	integrating the acquired business may prove to be more costly than anticipated;

•	integrating the acquired business without material disruption to existing operations may prove to be more difficult than anticipated;

•	anticipated cost savings may not be fully realized (or not realized within the anticipated time frame);

•	loss results of the company acquired may be worse than expected;

•	losses may develop differently than what we expected them to; and

•	retaining key employees of the acquired business may prove to be more difficult than anticipated.

In addition, other companies in the insurance industry have similar acquisition strategies. Competition for acquisitions may intensify or we may not be able to complete such acquisitions on terms and conditions acceptable to us. Additionally, the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

FINANCIAL STRENGTH RATINGS

A downgrade in our financial strength ratings may negatively affect our business.

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are important to maintaining public confidence in our company and in our ability to market our products. A downgrade in our financial strength ratings could, among other things, negatively affect our ability to sell certain insurance products, our relationships with agents, new sales and our ability to compete.

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. The Pooled Companies currently have a rating from A.M. Best Company of A+ (Superior) (the second highest of A.M. Best’s 15 ratings). We may not be able to maintain our current A.M. Best ratings.

CONTROL BY MUTUAL

Mutual owns a significant interest in us and may exercise its control in a manner detrimental to your interests.

As of December 31, 2005, Mutual owned approximately 65% of the voting power of our company. Therefore, Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.

COMPETITION

Our industry is highly competitive, which could adversely affect our sales and profitability.

The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations, and substantially greater financial, technical and operating resources and market share than us. We may not be able to effectively compete, which could adversely affect our sales or profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, reputation and name or brand recognition. Our competitors sell through various distribution channels, including independent agents, captive agents and directly to the consumer. We compete not only for business and individual customers, employer and other group customers but also for independent agents to market and sell our products. Some of our competitors offer a broader array of products, have more competitive pricing or have higher claims paying ability ratings. In addition, other financial institutions are now able to offer services similar to our own as a result of the Gramm-Leach-Bliley Act.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company shares its operating facilities with Mutual pursuant to the terms of the 2005 Management Agreement. The Company’s corporate headquarters are located in Columbus, Ohio, in buildings owned by Mutual that contain approximately 280,000 square feet of office space. The Company and Mutual also own and lease other office facilities in numerous locations throughout the State Auto Group’s geographical areas of operation.

I tem 3. Legal Proceedings

The Company is a party to a number of lawsuits arising in the ordinary course of its insurance business. Management of the Company believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

I tem 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

The Company’s common shares are traded in the NASDAQ National Market System under the symbol STFC. As of March 3, 2006, there were 3,829 shareholders of record of the Company’s common shares.

Market Price Ranges and Dividends Declared on Common Shares(1)

Initial Public Offering—June 28, 1991, $2.25. The following table provides information with respect to the high and low sale prices of the Company’s common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by the Company with respect to its common shares for each quarterly period for the past two years:

2005	High	Low	Dividend
First Quarter	$28.43	$24.30	$0.045
Second Quarter	31.24	25.05	0.045
Third Quarter	32.63	28.22	0.090
Fourth Quarter	38.15	29.72	0.090

2004	High	Low	Dividend
First Quarter	25.86	22.12	0.040
Second Quarter	31.08	23.02	0.040
Third Quarter	31.83	28.00	0.045
Fourth Quarter	29.26	23.70	0.045

(1)	Adjusted for stock splits.

Additionally, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for additional information regarding regulatory restrictions on the payment of dividends by the Company’s insurance subsidiaries.

Purchases of Common Shares by the Company

The following table provides information with respect to purchases made by the Company of its common shares during the fourth quarter 2005:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/05 - 10/31/05	304	$31.74	—	—
11/01/05 - 11/30/05	3,325	33.57	—	—
12/01/05 - 12/31/05	511	35.76	—	—

Total	4,140	$33.71	—	—

(1)	All shares repurchased were acquired as a result of stock swap option exercises.

Item 6. Selected Consolidated Financial Data

	Year ended December 31:
	2005*	2004	2003	2002	2001*
	(dollars and shares in millions, except per share data)
Statement of Income Data – GAAP Basis:
Earned premiums	$1,050.3	1,006.8	960.6	896.6	555.2
Net investment income	$78.7	71.8	64.6	59.7	47.4
Total revenues	$1,139.5	1,092.4	1,041.7	967.5	623.3
Net income	$125.9	110.0	63.6	37.0	20.6
Earned premium growth	4.3%	4.8	7.1	61.5	39.5
Return on average invested assets(1)	4.3%	4.5	4.6	4.9	5.4

Balance Sheet Data – GAAP Basis:
Total investments	$1,879.9	1,699.1	1,570.3	1,272.3	1,138.7
Total assets	$2,274.9	2,168.4	2,029.9	1,706.8	1,410.4
Total notes payable	$118.7	164.5	161.2	75.5	45.5
Total stockholders’ equity	$763.5	658.2	542.3	463.8	400.2
Common shares outstanding	40.5	40.1	39.6	39.0	38.9
Return on average equity(2)	17.7%	18.3	12.6	8.6	5.2
Debt to stockholders’ equity	15.5%	25.0	29.7	16.3	11.4

Per Common Share Data – GAAP Basis:
Basic EPS	$3.12	2.76	1.62	0.95	0.53
Diluted EPS	$3.06	2.70	1.58	0.93	0.52
Cash dividends per share	$0.27	0.17	0.15	0.14	0.13
Book value per share	$18.86	16.42	13.71	11.89	10.28

Common Share Price:
High	$38.15	31.83	26.90	17.25	17.80
Low	$24.30	22.12	14.96	12.67	12.30
Close at December 31	$36.46	25.85	23.34	15.50	16.24
Close price to basic EPS	11.69x	9.37	14.41	16.32	30.64
Close price to book value per share	1.93x	1.57	1.70	1.30	1.58

GAAP Ratios:(3)
Loss and LAE ratio	58.4%	61.5	67.8	72.9	76.9
Expense ratio	31.7%	30.2	30.4	29.5	30.1
Combined ratio	90.1%	91.7	98.2	102.4	107.0

Statutory Ratios:(3)
Loss and LAE ratio	58.4%	61.6	67.9	73.1	77.4
Expense ratio	31.6%	30.6	30.7	29.2	27.8
Combined ratio	90.0%	92.2	98.6	102.3	105.2
Industry combined ratio(4)	102.0%	98.1	100.2	107.3	115.7
Net premiums written to surplus(5)	1.5	1.6	1.9	2.6	1.8

(1)	Invested assets include investments and cash equivalents.
(2)	Net income less preferred share dividends, if any, divided by average common stockholders’ equity.
(3)

GAAP ratios are computed using earned premiums for both the loss and LAE ratio and the expense ratio, and include the effect of eliminations in consolidation. The statutory expense ratio is computed using net written premiums. The Company uses the statutory combined ratio to compare its results to the industry statutory combined ratio as there is no industry GAAP combined ratio available.

(4)	The industry combined ratios are from A.M. Best. The 2005 industry combined ratio is preliminary.
(5)

The Company uses the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures the Company’s statutory surplus available to absorb losses.

*	Reflects change in Pooling Arrangement, effective January 1, 2005 and October 1, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

State Auto Financial is a property and casualty insurance holding company primarily engaged in writing both personal and commercial lines of insurance. The State Auto Group (defined below) writes a broad line of property and casualty insurance products through approximately 22,100 independent insurance agents associated with approximately 3,050 agencies in 27 states.

State Auto Financial’s subsidiaries are State Auto P&C, Milbank, Farmers, SA Ohio and SA National, each of which is a property and casualty insurance company; Stateco, which provides investment management services to affiliated insurance companies; S.I.S., a developer and seller of insurance-related software; and 518 PML, which owns and leases real and personal property to affiliated companies. State Auto Financial and these subsidiaries are collectively referred to as the “Company.”

Mutual owns approximately 65% of State Auto Financial’s outstanding common shares. Mutual is one of only 14 companies in the United States to have been rated A+ (Superior) or higher by A.M. Best Company every year since 1954. Mutual’s subsidiaries and affiliates are SA Florida and SA Wisconsin, each of which is a property and casualty insurance company; MIGI, an insurance holding company; Meridian Security, a property and casualty insurance company; and Meridian Citizens Mutual, a mutual property and casualty insurance company. Meridian Security and Meridian Citizens Mutual are collectively referred to as the “MIGI Insurers” and, together with MIGI, the “MIGI Companies.”

The Pooled Companies (defined below) provide a broad line of property and casualty insurance, such as standard personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard personal automobile insurance to the nonstandard insurance market. The Pooled Companies and SA National are collectively referred to as the “State Auto Group.”

State Auto P&C, Milbank, Farmers and SA Ohio (the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with Mutual, SA Wisconsin, SA Florida and the Meridian Insurers (the “Mutual Pooled Companies” and, together with the STFC Pooled Companies, the “Pooled Companies”). The Pooling Arrangement covers all the property and casualty insurance written by the Pooled Companies except voluntary assumed reinsurance written by Mutual, State Auto Middle Market Insurance (as defined in the 2005 Pooling Agreement) and intercompany catastrophe reinsurance written by State Auto P&C. Under the Pooling Arrangement, each of the Pooled Companies cedes premiums, losses and expenses on all of its business to Mutual, and Mutual in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since October 1, 2001. As of January 1, 2005, the Pooling Arrangement was amended to add the Meridian Insurers as participants. In conjunction with this amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005. The following table presents the impact on the Company’s balance sheet relating to the additional net insurance liabilities assumed on this date:

($ millions)
Losses and loss expense payable	$35.3
Unearned premiums	24.0
Deferred policy acquisition costs	(5.3)

Net cash received	$54.0

The Pooled Companies are rated A+ (Superior) by the A.M. Best Company.

The following table sets forth a chronology of the participant and participation percentage changes that have occurred in the Pooling Arrangement since January 1, 2003:

	STFC Pooled Companies					Mutual Pooled Companies
Year(1)	State Auto P&C	Milbank	Farmers	SA Ohio	Sub Total	Mutual	SA Wisconsin	SA Florida	Meridian Security	Meridian Citizens Mutual	Sub Total
2003-2004	59.0	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0
2005	59.0	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0

(1)	Time period is for the year ended December 31.

Stateco provides investment management services to the State Auto Group, which comprise the Company’s investment management services segment. S.I.S. develops and sells software for the processing of insurance transactions, database management systems for insurance agents, and electronic interfacing of information between insurance companies and agents. S.I.S. sells its services and products to insurance agencies and nonaffiliated insurers. It also delivers its services and sells its products to the State Auto Group. 518 PML is engaged in the business of owning and leasing real and personal property to the State Auto Group. The results of operations of S.I.S. and 518 PML are not material to the total operations of the Company.

The terms “State Auto Financial,” “STFC,” “our Company,” “we,” “us” and “our” as used in this discussion refer to State Auto Financial Corporation and its consolidated subsidiaries.

EXECUTIVE SUMMARY

The results of our operations from year-to-year and quarter-to-quarter are primarily driven by our ability to generate revenue through premium growth, price and sell our insurance products at levels which will generate underwriting profits, and establish appropriate loss reserves. In addition, our results are significantly impacted by the occurrence of catastrophic events, which are generally beyond our control.

•

Revenues/Underwriting Profitability: The property and casualty insurance industry is highly cyclical. Our industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that allow for attractive premiums. During periods of excess underwriting capacity, some property and casualty insurers attempt to generate additional top line growth by setting their prices at levels inappropriate for the risk underwritten. While in the short term this may result in additional revenues, this action compromises their underwriting profitability. Our strategy, however, is to adhere to disciplined and consistent underwriting principles. These principles include insistence on selecting and retaining business based on the merits of each account and a dedication to cost-based pricing, where each line of business is priced at a rate anticipated to generate a profit. It is our intention to set pricing levels so that no line of business, or classification within major lines, subsidizes another line or classification. We are committed to achieving our goal of a combined ratio of 96% or better through all market cycles, even at the expense of periodic slowdowns in written and earned premiums. We will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agency partners by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with the State Auto Group and provide substantial value to our customers.

•

Loss Reserves: We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss reserves are management’s best estimates at a given point in time of what we expect to pay to claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in-house claims processing costs from such losses. Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months are case reserved at that time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. Our objective is to set reserves that are adequate such that the amounts that we originally record as reserves reasonably approximate the ultimate liability for insured losses and loss expenses. We then periodically review and adjust loss reserves on a timely basis. This ongoing periodic review assures a consistent level of adequacy and also minimizes the impact that any required adjustment may have on our current operating results.

•

Catastrophic Events: We are exposed to claims arising out of catastrophic events. Catastrophe losses can and do cause substantial volatility in our financial results for any fiscal quarter or year. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. The frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas. However, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, other personal lines, allied lines and commercial multiple peril coverages. We deploy specific strategies designed to mitigate our exposure to catastrophe losses. We continually seek to diversify our business on a geographic basis. The number of states we operate in has increased from 17 states in 1991 to 27 states in early 2006. The concentration of gross written premiums for our property and casualty operations in our largest state, Ohio, has decreased from 28% for the year ended December 31, 1991, to 17.8% for the year ended December 31, 2005. We avoid writing insurance in states that we believe present difficult legislative, judicial and/or regulatory environments for the insurance industry. Our underwriting guidelines are designed to limit exposures for high risk insurance matters such as asbestos, workers’ compensation and environmental claims. Our catastrophe management strategies are designed to mitigate our exposure to earthquakes and hurricanes.

In addition to our adherence to cost-based pricing and risk mitigation strategies, discussed above, management of the Company focuses on several other key areas to improve the results of our operations and financial results. The following are critical areas of management’s focus:

•

Claims Service: We believe an important element of our success is our focus on claims service. The role of the claims division is to deliver the promise that we and the independent agent made to the insured — that we will strive to provide prompt and fair claims service. We have the capability of receiving claims 24 hours a day, seven days a week. Claims may be reported to our Claims Contact Center, to the policyholder’s independent agent or via the Internet. We make a pledge to our policyholders to try and make contact with them within two hours once the claim has been assigned to a claims handler (except in catastrophe loss situations).

•

Independent Insurance Agent Network: We offer our products through approximately 22,100 independent insurance agents associated with more than 3,050 agencies in 27 states. We believe the success of our independent insurance agent network, which is our only distribution channel, grows out of our commitment to promote and foster close working relationships with our agents. We seek relationships with agencies where we will be one of their top three insurers, measured on the basis of direct premiums written, for the type of business we desire. Our agents’ compensation package includes competitive commission rates and other sales inducements designed to maintain and enhance relationships with existing independent agents as well as to attract new independent agents. We provide our agents with a co-operative advertising program, sales training programs, an agent’s stock purchase program, profit-sharing and travel incentives and agency recognition. We continually monitor our agencies for compatibility with us, taking into account factors such as loss ratio, premium volume, business profiles and relationship history. This allows us to be proactive in helping the agents to enhance profitability and, thus, maintain the advantages of the State Auto affiliation. Our senior management regularly makes itself available to the agency force to reinforce this partnership commitment. We believe each of these elements creates a relationship that has resulted in our independent insurance agents placing quality insurance business with us.

•

Investment Strategy: We have a conservative investment strategy that emphasizes the quality of our fixed income portfolio, which comprised 86% of our total portfolio at December 31, 2005, and includes only investment grade securities. We have a disciplined approach to the equity portion of our portfolio, which comprised 13.6% of our total portfolio at December 31, 2005, that emphasizes large capitalization, dividend-paying companies. We select equity investments based on a stock’s potential for appreciation as well as ability to continue paying dividends.

•

Technology: Recent statistics indicate that approximately 87% of the Company’s personal automobile and homeowners new business applications and 73% of change requests in these lines of business are delivered and processed electronically. This increased utilization, specifically the new business percentage representing a 20 point increase since the 2004 fiscal year, demonstrates our success and focus with respect to competing on an “ease of doing business” factor. Our internet-based point of sale agency portal for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of standards-based, user-friendly technology, making it easier for agents to submit personal lines accounts to us. The Apollo system allows us to make consistent underwriting decisions across the standard and non-standard lines of business. In 2005, we continued to rollout this system to additional states, resulting in 171,000 total underwriting decisions rendered. This reflected a 101% increase from 2004 for new business and endorsement transactions handled by our automated underwriting systems. Management’s focus will continue on “ease of doing business” in other ways as well, such as enhancements to our electronic portal for agents, called Agentsite, and creating ways for our internet rating and underwriting systems to “talk” with more agency management systems. In 2005, “Agentsite Dashboard” was added to provide agents with quicker access to customer information and recent transactions. This new functionality helped agents transition following our decision to eliminate the printing and mailing of paper policy declarations to agents for personal lines. We have recently begun work to develop a commercial lines automation system that is intended to build upon the success we have achieved through our netXpress system for personal lines. netXpress allows agents to obtain rates for applicants on-line in real time and secure consumer reports required for rating or underwriting, all of which combined enables the agent to offer a firm quote to a customer in real time at the point of sale. In order to achieve our goal of commercial lines functionality, we will need to make a significant commitment of resources over the next 18 to 36 months. However, we believe developing such an Internet-based system is vitally important to our ability to compete for new commercial lines accounts.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 1 of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the financial entries in the accompanying notes to the financial statements. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed therein.

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

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized ratably over the contract period. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates, and accordingly, the actual realizable value may vary from the estimated realizable value.

Pension and postretirement benefit obligations are long term in nature and require management judgment in estimating the factors used to determine these amounts. Management, along with its defined benefit consulting actuary, reviews these factors, including the discount rate and expected long term rate of return on plan assets. Because these obligations are based on management estimates which could change, the ultimate benefit obligation could be different from the amount estimated.

Fixed maturity and equity security investments are classified as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income,” and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.

The Company regularly monitors its investment portfolio for declines in value that are other-than-temporary, an assessment that requires significant management judgment. Among the factors management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions and its intent and ability to hold securities until the value recovers. When a security in the Company’s investment portfolio has been determined to have a decline in fair value that is other-than-temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Item 1A of this Form 10-K under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Summary

The following table summarizes certain key performance indicators used to manage the operations of the Company for the years ended December 31, 2005, 2004 and 2003, respectively:

($ millions)	2005	2004	2003
GAAP Basis:
Total revenue	$1,139.5	1,092.4	1,041.7
Net income	$125.9	110.0	63.6
Stockholders’ equity	$763.5	658.2	542.3
Loss and LAE ratio(1)	58.4	61.5	67.8
Expense ratio(1)	31.7	30.2	30.4
Combined ratio	90.1	91.7	98.2
Catastrophe loss and LAE points(1)	6.9	7.0	6.8
Premium written growth (2)	5.0%	3.1	4.7
Premium earned growth	4.3%	4.8	7.1
Investment yield	4.3%	4.5	4.6

Statutory Basis:
Net premiums written to surplus(3)	1.5	1.6	1.9

(1)	Definition follows.
(2)	2.3 points of the increase for 2005 relates to the $24.0 million of unearned premiums transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement.
(3)

The Company uses the statutory net premiums written to surplus ratio because there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures the Company’s statutory surplus available to absorb losses.

The Company’s reportable segments are standard insurance, nonstandard insurance and investment management services. The profits of these segments are monitored by management without consideration of transactions with other segments or realized gains or losses on sales of investments.

The following table reflects segment profits (losses) for the years ended December 31, 2005, 2004 and 2003, respectively:

($ millions)	2005	2004	2003
Standard insurance	$168.7	141.5	66.4
Nonstandard insurance	9.1	10.2	7.0
Investment management services	1.7	2.0	1.5
All other	(1.0)	1.0	2.2

Total segment profit	$178.5	154.7	77.1

The reader is referred to the complete disclosure on reportable segments in Note 15, Reportable Segments, of the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K.

The investment management services segment reflects management of the investment portfolios of affiliate companies. Its significant source of segment profit is the fee generated from providing this service. This segment’s revenue is based on the average fair value of the portfolios managed. Beginning January 1, 2006, the investment management services segment will be included in the all other category as the results of this segment no longer meets the quantitative thresholds for separate presentation as a reportable segment even with consideration of aggregation of other segments with similar economic characteristics, among other factors.

A critical measure of a successful property and casualty insurance company is whether or not it consistently produces an underwriting profit during all market cycles. When underwriting is not profitable, insurance losses and related acquisition and operating expenses exceed premiums. Sustained underwriting losses can place an insurer at greater risk of insolvency than an insurer which is profitable from an underwriting standpoint. The Company has consistently focused on producing an underwriting profit and, therefore, views its underwriting results during all market cycles as the most important measure of its overall operating performance.

The Company monitors the performance of its insurance segments by concentrating on segment underwriting profit and combined ratio. Underwriting profit under Statutory Accounting Principles (“SAP”) is determined by subtracting from earned premiums, losses and loss expenses and net underwriting expenses incurred. SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. Generally Accepted Accounting Principles (“GAAP”), however, require the recognition of acquisition costs as the premiums are earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. See the discussion of deferred policy acquisition costs under Critical Accounting Policies included herein. The “GAAP Combined Ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses, as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses, as a percentage of earned premiums). When the combined ratio is less than 100%, the insurer is operating at an underwriting profit. When the combined ratio is greater than 100%, the insurer is operating at an underwriting loss.

The following tables provides a summary of the insurance segments’ GAAP underwriting profit (in dollars), GAAP Combined Ratio along with related segment net investment income, for the years 2005, 2004 and 2003, respectively. The tabular information provided is net of adjustments for transactions with other segments.

($ millions)	2005
	Standard		% Ratio	Nonstandard	% Ratio	Total		% Ratio
Written premiums	$1,020.6	(1)		$48.9		$1,069.5	(1)
Earned premiums	997.2			53.1		1,050.3
Losses and loss expenses	579.2		58.1	34.2	64.4	613.4		58.4
Acquisition and operating expenses	321.2		32.2	11.7	22.1	332.9		31.7

GAAP underwriting profit and combined ratio	96.8		90.3	7.2	86.5	104.0		90.1

Net investment income	73.1			4.1		77.2

($ millions)	2004
	Standard		% Ratio	Nonstandard	% Ratio	Total		% Ratio
Written premiums	$952.2			$65.9		$1,018.1
Earned premiums	935.3			71.5		1,006.8
Losses and loss expenses	568.8		60.8	50.4	70.5	619.2		61.5
Acquisition and operating expenses	290.7		31.1	13.6	19.0	304.3		30.2

GAAP underwriting profit and combined ratio	75.8		91.9	7.5	89.5	83.3		91.7

Net investment income	66.1			4.5		70.6

($ millions)	2003
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$906.9		$80.4		$987.3
Earned premiums	878.3		82.3		960.6
Losses and loss expenses	589.0	67.1	62.2	75.6	651.2	67.8
Acquisition and operating expenses	278.1	31.6	13.7	16.6	291.8	30.4

GAAP underwriting profit and combined ratio	11.2	98.7	6.4	92.2	17.6	98.2

Net investment income	61.0		3.3		64.3

(1)	Includes $24.0 million of unearned premium transferred to the Company in connection with the addition of the Meridian Insurers to the Pooling Arrangement.

Written premiums are recognized as earned based upon the contract terms of the underlying policies. The unearned premium represents the deferred revenues of the unexpired terms of coverage which are earned ratably over the policy period.

During each of the three years ended December 31, 2005, the Company’s insurance segments attained then record level net underwriting profit while also incurring then record level catastrophe losses in terms of dollars. Absent these losses, the Company’s core results remained strong in 2005 in comparison to the same 2004 and 2003 periods. This core improvement over the three-year period is the direct result of the Company maintaining adequate cost-based rates and monitoring risk selection. While written premium growth in 2005 was not at a rate comparable to that achieved in 2004 and 2003, the Company maintained the focus that it has demonstrated since its initial public offering in 1991—achieving premium growth without compromising underwriting profit.

2005 Compared to 2004

Income before federal income taxes for the Company increased $20.4 million (13.5%) to $172.0 million in 2005 from 2004. The most significant factors contributing to this increase were an improvement in the Company’s loss experience from 2004 along with growth in earned premium and net investment income. The Company’s GAAP loss and LAE ratio reflected an improvement to 58.4 points from 61.5 points in 2004, despite 2005 being the largest catastrophe loss year in the Company’s history in terms of dollars. As discussed in more detail below, the Company’s challenge has been to grow premiums without compromising profitability as industry-wide price competition increased.

Revenues

The following table summarizes the consolidated earned premiums by segment and by line of business for the years ended December 31, 2005 and 2004:

($ millions)	2005	% of Total	2004	% of Total
Standard segment:
Auto – personal	$385.7	36.7	384.9	38.2
Auto – commercial	103.2	9.8	99.8	9.9
Homeowners and farmowners	195.1	18.6	165.9	16.5
Commercial multi-peril	84.5	8.0	78.9	7.8
Workers’ compensation	34.4	3.3	30.9	3.1
Fire and allied lines	84.8	8.1	76.8	7.6
Other & products liability	76.7	7.3	67.2	6.7
Miscellaneous personal & commercial	32.8	3.1	30.9	3.1

Total Standard	997.2	94.9	935.3	92.9

Nonstandard segment:
Auto – personal	53.1	5.1	71.5	7.1

Grand Total	$1,050.3	100.0	1,006.8	100.0

Consolidated earned premiums increased $43.5 million (4.3%) to $1,050.3 million in 2005 from 2004. This increase was principally the result of the addition of the Meridian Insurers to the Pooling Arrangement, previously discussed. During 2005, earned premiums within the standard segment increased $61.9 million (6.6%) to $997.2 million from the same 2004 period, with $46.2 million of the increase (4.9 points) coming from the addition of the Meridian Insurers to the Pooling Arrangement and $15.7 million (1.7 points) from internal growth. Internal growth was primarily driven by more moderate base rate increases in most lines of business and actual decreases in other lines. In addition, price competition in personal lines continues to be intense and is having an adverse impact on new and renewal business. These developments are at least in part the result of an increasingly competitive market place being driven by certain insurance companies who we believe may have different underwriting performance expectations from those of the Company. The Company remains committed to achieving its goal of a combined ratio of 96% or better, even at the expense of periodic slowdowns in earned premiums.

Earned premiums within the nonstandard segment decreased $18.4 million (25.7%) to $53.1 million in 2005 from the same 2004 period. The nonstandard automobile market is highly price sensitive, which had and is having an adverse impact on new and renewal business. The Company constantly pursues rate adequacy while also working to address unprofitable agencies. For example, over the last year, the Company has been working with a number of its larger and fast growing agencies in the state of Minnesota where experience has not resulted in an underwriting profit. As a result, the Company has recently taken corrective action and has either terminated or suspended several of these Minnesota agencies which will result in a loss of both written premium and policy count in 2006 in this state. After having achieved an acceptable level of rate adequacy, the Company believes it is positioned to make targeted pricing and underwriting changes designed to respond to market leaders in the nonstandard auto market. Some of these changes include more competitive rate levels, including introducing transfer credits on new business, enhancements to the Company’s classification plans and credit structures, and expansion of the underwriting market to offer higher liability limits on a selective basis.

Also impacting this segment’s growth is the fact that many nonstandard auto insurers have chosen to reduce rates, some substantially, in an effort to compete for market share. In addition, with the increased utilization and refinement of multi-variant rate models by many competitors, the definition of a nonstandard risk is becoming more ambiguous. As a result, what may have once been perceived as a nonstandard risk may now qualify within the standard market. The Company is responding by continuing to research and develop pricing enhancements to fit with the nonstandard auto markets it deems have a higher potential for underwriting profit.

The Company’s biggest challenge in 2005 was top line growth in both the standard and nonstandard segments. As a consequence, the Company implemented a number of initiatives to stimulate sales in personal lines new business and is working with its independent agency partners to strengthen personal lines sales techniques and skills. Known by the acronym STAR, this Sales Training for Agency Representatives has now been delivered to over 1,300 agency representatives, exceeding the Company’s goal of at least 1,000 program participants during 2005. Additionally, the Company continually reviews its insurance programs in order to provide insurance to a broader segment in the markets in which it operates. For example, the Company has expanded eligibility requirements for youthful operators within its standard segment and, as noted, is selectively offering higher limits within the nonstandard segment. Most recently the Company began to roll out a new standard private passenger auto multi-variant rating program called CustomFit™—a program that is more responsive to the risk characteristics of each driver, more accurately matching price to risk, and is intended to facilitate the Company’s agency partners’ ability to sell this program to a broader segment of its customer base. The objective is to preserve the Company’s Prime of Life product, which targets the 45 year and older market, while also becoming more attractive to a broader range of personal lines accounts.

In 2005, the Company appointed 58 new agency partners. Each year the Company terminates its relationship with some agencies. On occasion the Company has had to either terminate or suspend several fast growing but unprofitable agencies, as has been the case within the Company’s nonstandard segment, but for the most part, an overwhelming number of the terminated agencies are usually those that have very little premium with the Company. The average premium for the agencies terminated in 2005 was $16,000.

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

Recent statistics indicate that approximately 87% of the Company’s personal auto and homeowners new business applications and 73% of change requests in these lines are delivered and processed electronically. This increased utilization, specifically the new business percentage representing a 20 point improvement since year end 2004, demonstrates that the Company’s efforts to compete on “ease of doing business” are achieving success. The Apollo system allows the Company to make consistent underwriting decisions across the standard and nonstandard lines of business. In 2005, the rollout of this system to additional states continued, rendering 171,000 total underwriting decisions. This was an increase of 101% over 2004 for new business and endorsement transactions.

The Company is addressing ease of doing business in other ways as well, including enhancements to its electronic portal for agents, called Agentsite, and creating ways for the Company’s internet rating and underwriting systems to “talk” with more agency management systems. In 2005, “Agentsite Dashboard” was added to provide agents with quicker access to customer information and recent transactions. This new functionality helped the agents transition following the Company’s decision to eliminate the printing and mailing of paper policy declarations to agents for personal lines.

Recently, the State Auto Group began developing a commercial lines automation system that will build upon the success the Company has achieved through its netXpress system for personal lines. netXpress allows agents to obtain rates for applicants on-line in real time and secure consumer reports required for rating or underwriting, all of which combined enables the agent to offer a firm quote to a customer in real time at the point of sale. It is the intention of the State Auto Group to develop similar functionality in commercial lines. This represents a significant commitment of resources over the next 18 to 36 months. However, the Company believes developing this functionality is vitally important to the Company’s ability to compete for new commercial lines accounts.

Net investment income increased $6.9 million (9.6%) to $78.7 million in 2005 from the same 2004 period. Strong underwriting results, which contributed positively to the Company’s cash flows during 2005, along with the $54.0 million in cash received on January 1, 2005 from the Pooling Arrangement amendment, increased the amount of investable assets from 2004. Total cost of invested assets at the end of 2005 and 2004 was $1,856.5 million and $1,682.7 million, respectively. See “Liquidity and Capital Resources” section included herein for a discussion on cash flows from operations and financing activities.

The annualized investment yields based on average invested assets at cost decreased to 4.3% in 2005 from 4.5% in 2004. The following has contributed to the current year decline:

•

The continued allocation of new monies and reinvestments to tax-exempt municipal bonds in an effort to maximize after tax profits. The Company’s target allocation is 70% of the total portfolio. Based on amortized cost, in 2005, municipal bonds accounted for $1,097.3 million (68.7%) of the fixed maturity portfolio versus $865.4 million (59.6%) in 2004.

•

In 2005, the Investment Committee of the Company’s Board of Directors approved management’s recommendation to increase its target allocation for equity securities, which typically have an investment yield less than fixed maturities, in an effort to mitigate inflation risk and increase the growth potential of the portfolio. The Company targets those equity securities that demonstrate a history of dividend payment and potential for capital appreciation. During 2005, the Company added $61.4 million, an increase of 37.6% from 2004, of new investments to the equity securities portfolio.

The combination of these portfolio actions resulted in after tax net investment income of approximately $65.2 million in 2005 versus $57.9 million in 2004 for an effective tax rate of 17.3% and 19.4%, respectively.

With the shift in the Company’s investment portfolio towards lower yielding securities before tax, the decrease in assets associated with the repayment of the $45.5 million line of credit with Mutual in December 2005 and increased dividend rate expected to be paid per common share in 2006 (discussed below), net investment income in 2006 is not expected to increase at a rate comparable to that experienced in 2005.

Realized gains and losses for the year ended December 31, 2005, are summarized as follows:

($ millions)	Realized Gains/ Losses	Fair Value at Sale
Realized gains:
Fixed maturities	$5.9	222.3
Equity securities	6.7	27.7

Total realized gains	12.6	250.0

Realized losses:
Fixed maturities	1.7	68.6
Equity securities	5.3	21.5

Total realized losses	7.0	90.1

Net realized gains on investments	$5.6	340.1

In 2005, the Company recorded $5.6 million in net realized investment gains as compared to $7.6 million in 2004. Most of the net realized gains in 2005 were in the fixed income segment of the portfolio. In many cases, taxable bonds were sold at a profit with the proceeds being reinvested in the tax-exempt segment. These transactions helped to further the goal of increasing the tax-exempt portion of the portfolio. In other cases, bonds with lower coupons were sold with the proceeds reinvested in higher coupon bonds in order to increase interest income for the Company. Equity securities were sold due to changing fundamentals, mergers or acquisitions, and changes in future prospects for the individual companies. The proceeds from these equity sales were almost entirely reinvested into equity securities of other companies.

The Company recognized a total of $1.6 million in other-than-temporary impairments in 2005 versus $0.2 million in 2004. Included in the 2005 realized losses of the fixed maturities above, was $0.6 million related to other-than-temporary impairments on two fixed maturity securities, specifically within the other debt securities investment category, which continue to be held by the Company at December 31, 2005. Included in realized losses related to equity securities is $1.0 million related to an other-than-temporary impairment on one equity position within the financial services sector of the portfolio. This particular security is no longer held by the Company at December 31, 2005. The individual circumstances involving the other-than-temporary impairments recognized in 2005 were limited to those securities.

See further discussion regarding investments at the “Liquidity and Capital Resources - Other, Investments” section, included herein.

Expenses

Losses and loss expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio”), were 58.4% and 61.5% for the years 2005 and 2004, respectively. Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with development of claims occurring in prior years. The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the respective impact on the current calendar year GAAP loss and LAE ratio for the years 2005 and 2004, respectively:

($ millions)	2005	% GAAP loss and LAE	2004	% GAAP loss and LAE
Provision for losses and loss expenses occurring:
Current year	$657.7	62.6	641.4	63.7
Prior years	(44.3)	(4.2)	(22.2)	(2.2)

Total losses and loss expenses	$613.4	58.4	619.2	61.5

Normal fluctuations and uncertainty associated with loss reserve development and claim settlement contributed to favorable development in the respective calendar years. Also contributing to the 2005 favorable development was $5.8 million favorable development of 2004 and prior catastrophe losses, discussed below, approximately $14.4 million of favorable development on ceded claim reserves, along with lower cost projections for ULAE reserves (defined below). See additional discussion at the “Other - Loss Reserves” section included herein.

Catastrophe losses in 2005 totaled $72.7 million (6.9 loss ratio points) compared to $70.7 million (7.0 loss ratio points) for the same 2004 period. Catastrophe losses occurring during 2005 were offset by net favorable development of $5.8 million (0.6 loss ratio points) from weather related catastrophes that occurred primarily during the third and fourth quarters of 2004. Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. While not meeting PCS’ definition of an industry catastrophic event, any event or series of related events resulting in ultimate losses to the State Auto Group in excess of $2.0 million have been included by the Company under its catastrophe losses.

During the third and fourth quarters of 2005, the Company experienced weather related catastrophe losses that include losses from hurricanes Cindy, Dennis, Katrina, Ophelia, Rita and Wilma along with two north-central states hail storms. The most significant losses were as follows: hurricane Katrina, totaling $32.0 million or 3.1 loss ratio points, which includes reinsurance assessments, primarily from the Mississippi Windstorm Underwriting Association, of approximately $7.9 million or 0.8 loss ratio points; two north-central states hail storms totaling $14.8 million or 1.4 loss ratio points; and hurricane Wilma, totaling $9.7 million of losses or 0.9 loss ratio points. Collectively, these three weather related catastrophes accounted for $56.5 million in losses or 5.4 loss ratio points in 2005. The comparable 2004 period was impacted by catastrophe losses related to hurricanes Charley, Frances, Jean and Ivan. Collectively, these hurricanes contributed $39.6 million in losses or 3.9 loss ratio points in 2004.

In today’s market, the cost of the goods and services purchased by insurance companies in settling property claims has been steadily increasing at a rate higher than normal inflation. This increase has been driven largely by the surge in demand for building materials both following the 2005 and 2004 hurricane losses as well as foreign consumption of the same materials. As loss cost trends change, the Company intends to continue to adjust its pricing projections in order to ensure premiums keep pace with market conditions.

The following table summarizes the consolidated GAAP loss and LAE ratio by segment and by line of business for the years ended December 31, 2005 and 2004, respectively:

	2005	2004	Improve (Deteriorate)
Standard segment:
Auto – personal	59.3	58.2	(1.1)
Auto – commercial	54.0	62.4	8.4
Homeowners and Farmowners	62.0	68.2	6.2
Commercial multi-peril	59.8	64.6	4.8
Workers’ compensation	66.9	69.8	2.9
Fire and allied lines	61.1	55.2	(5.9)
Other & products liability	48.6	70.0	21.4
Miscellaneous personal & commercial	35.2	25.5	(9.7)

Total Standard	58.1	60.8	2.7

Nonstandard segment:
Auto – personal	64.4	70.5	6.1

Consolidated	58.4	61.5	3.1

The Company monitors all lines of business, paying particular attention to personal auto (standard and nonstandard) due to the significance this line has on the profitability of the Company and the fact that it accounts for approximately 42% of total earned premium of the Company. The GAAP loss and LAE ratio of standard personal auto increased to 59.3% in 2005 from 58.2% in 2004. An increase in both the frequency and severity of losses within the bodily injury coverage of this line of business largely contributed to this increase. It is important to note that the Company’s auto rate levels are reviewed each year in detail for each state to adjust for changing claim patterns and claim costs. In most states, this has resulted in increasing liability rates and decreasing physical damage rates. While these loss costs trends increased for bodily injury coverage over recent quarters, the Company does not consider this a major deviation from the expected long term trend for the overall line. Nonetheless, the Company will continue to examine the auto trends by coverage and address any problems with appropriate pricing and underwriting action.

Nonstandard personal auto’s GAAP loss and LAE ratio improved 6.1 loss ratio points from the same 2004 period. The Company continually monitors this segment’s risk selection and rate adequacy as this line of business tends to be more volatile in terms of loss frequency than the standard segment. The Company’s focus on rate adequacy and monitoring its independent agency partners’ performance, in terms of both growth and profit, has significantly improved this segment’s GAAP loss and LAE ratio from previous years, specifically 2003 and 2002.

Largely impacting the improvement in many of the Company’s lines of business is that 2005 is the first year that the Company is earning the rate changes implemented in 2004 and 2005. The Company is benefiting from cumulative rate changes taken over the past four years.

Within the fire and allied lines, the 5.9 point increase in GAAP loss and LAE ratio from the same period in 2004 is due to the Company’s reinsurance assessment of $7.9 million related to hurricane Katrina, previously discussed, which increased this line’s loss and LAE ratio by 9.4 points. The significant improvement in other and products liability resulted from a decline in the number of large losses (in terms of both frequency and severity), including umbrella losses, as compared to 2004. While still a profitable line of business, nonetheless, the increase within the miscellaneous personal and commercial lines’ GAAP loss and LAE ratio in 2005 from 2004 is attributable to two large surety bond losses that accounted for 4.3 points of the 2005 loss ratio for those lines.

Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 31.7% and 30.2% in 2005 and 2004, respectively. The 1.5 point increase is largely due to lower than anticipated written premiums in combination with certain fixed expenses increasing.

Interest expense in 2005 was $8.8 million compared to $7.3 million in 2004. The increase in interest expense was due to higher interest rates on variable debt in 2005 and the benefit of interest rate swaps in 2004. See further discussion of the Company’s debt activity in 2005 and 2004 in the section “Liquidity and Capital Resources—Borrowing Arrangements” included herein.

The consolidated effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. The 2005 consolidated effective tax rate declined to 26.8% from 27.4% in 2004. This was principally due to a decline in the 2005 effective tax rate on net investment income to approximately 17.3% versus 19.4% in 2004. Contributing to the decline was the decision by the Company to continue to increase in 2005 its holdings of tax-exempt municipal bonds as previously discussed.

2004 Compared to 2003

Income before federal income taxes for the Company increased $68.3 million (82.0%) to $151.6 million in 2004 from 2003. The most significant factors contributing to this increase were an improvement in the Company’s loss experience from 2003 along with growth in earned premium. The Company’s GAAP loss and LAE ratio reflected a 6.3 point improvement in 2004 from 2003, despite at that time, 2004 being the largest catastrophe (in dollars) loss year in the Company’s history.

The following provides a summary of a stop loss reinsurance arrangement (the “Stop Loss”), which expired on December 31, 2003, that will assist in the discussion of the Company’s related 2003 financial results:

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

Revenues

The following table summarizes the consolidated earned premiums by segment and by line of business for the years ended December 31, 2004 and 2003:

($ millions)	2004	% of Total	2003	% of Total
Standard segment:
Auto – personal	$384.9	38.2	365.9	38.1
Auto – commercial	99.8	9.9	99.7	10.4
Homeowners and farmowners	165.9	16.5	148.6	15.5
Commercial multi-peril	78.9	7.8	79.2	8.2
Workers’ compensation	30.9	3.1	32.6	3.4
Fire and allied lines	76.8	7.6	66.7	6.9
Other & products liability	67.2	6.7	56.2	5.8
Miscellaneous personal & commercial	30.9	3.1	29.4	3.1

Total Standard	935.3	92.9	878.3	91.4

Nonstandard segment:
Auto – personal	71.5	7.1	82.3	8.6

Grand Total	$1,006.8	100.0	960.6	100.0

Consolidated earned premiums increased $46.2 million (4.8%) to $1,006.8 million in 2004 from 2003. The Company’s standard segment contributed a 4.6% increase to consolidated earned premiums in 2004 from 2003, while the nonstandard segment experienced a 1.1% decrease in the same period. The 2003 consolidated earned premiums were affected by the Stop Loss. The STFC Pooled Companies ceded $12.8 million in earned premiums to Mutual in 2003, which reduced the Company’s earned premiums in 2003 by 1.3%. The Stop Loss reinsurance agreement expired December 31, 2003 and was not renewed.

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

Earned premiums within the standard segment increased $57.0 million (6.5%) in 2004 from 2003. During 2003 and 2002, the Company took necessary and in some cases significant base rate increases, particularly within the Meridian book, in almost all lines of business. The impact of these base rate changes affects earned premium growth in the years following the implementation of these changes. After a number of years of having attained a healthy degree of rate adequacy, during 2004 the Company implemented more moderate base rate changes, which was expected to slow earned premium growth. In an effort to address personal lines growth, the Company introduced programs in 2004 focusing on increasing personal lines applications from its agency partners. Additionally, the Company introduced a specialized training program to its agency partners’ service representatives that focuses specifically on sales techniques.

Earned premiums within the nonstandard segment decreased $10.8 million (13.1%) in 2004 from 2003. The nonstandard automobile industry is highly price sensitive, which can have an adverse impact on renewal business as well as new premium growth. In an effort to provide insurance to a broader segment of the nonstandard market, the Company has modified the nonstandard program offering higher limits than have historically been the case. The Company continues to take cost-based targeted rate increases; however, some nonstandard insurers took rate decreases in 2004. This intense price competition, along with the Company’s termination or suspension during 2003 and 2002 of certain fast growing, but unprofitable agencies, has resulted in a decrease in new and renewal business, which in turn has negatively impacted the Company’s earned premiums.

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

Expenses

The GAAP loss and LAE ratios were 61.5% and 67.8% for the years 2004 and 2003, respectively. Losses and loss expenses for a calendar year represents the combined estimated ultimate liability for claims occurring in the current calendar year along with development of claims occurring in prior years. The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the respective impact on the current calendar year GAAP loss and LAE ratio for the years 2004 and 2003, respectively:

($ millions)	2004	% GAAP loss and LAE	2003	% GAAP loss and LAE
Provision for losses and loss expenses occurring:
Current year	$641.4	63.7	653.0	68.0
Prior years	(22.2)	(2.2)	(1.8)	(0.2)

Total losses and loss expenses	$619.2	61.5	651.2	67.8

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

The following table summarizes the consolidated GAAP loss and LAE ratio by segment and by line of business for the years ended December 31, 2004 and 2003, respectively:

	2004	2003	Improve (Deteriorate)
Standard segment:
Auto – personal	58.2	66.6	8.4
Auto – commercial	62.4	53.3	(9.1)
Homeowners and Farmowners	68.2	75.0	6.8
Commercial multi-peril	64.6	80.6	16.0
Workers’ compensation	69.8	93.0	23.2
Fire and allied lines	55.2	60.8	5.6
Other & products liability	70.0	67.6	(2.4)
Miscellaneous personal & commercial	25.5	28.3	2.8

Total Standard	60.8	67.1	6.3

Nonstandard segment:
Auto – personal	70.5	75.6	5.1

Consolidated	61.5	67.8	6.3

As noted in the above table, all lines of business contributed to the 6.3 point GAAP loss and LAE improvement in 2004 from 2003, except for auto—commercial and other and products liability, which combined represent 17.5% of total earned premiums in 2004. The Company monitors all lines of business paying particular attention to auto—personal, homeowners and workers’ compensation due to the significance these lines have on the profitability of the Company. The auto—personal line continues to be the most significant line of business and therefore has the greatest influence on net income. The homeowners line of business is the Company’s second largest (see earned premium table above) and has been most significantly impacted by weather-related losses in the last two years by the apparent increased severity of storms. Improvement in the loss results in both auto—personal and homeowners is the result of the Company’s efforts to obtain adequate rate increases, maintain effective underwriting guidelines along with the discipline of adhering to these guidelines. Workers’ compensation continues to be the Company’s most volatile line of business due to the risks insured. Workers’ compensation results have been volatile both for the Company and the industry and can have a significant adverse impact on earnings. The Company manages this exposure with conservative underwriting and rate levels that are based on National Council of Compensation Insurance loss costs. As a result of the Company’s conservative approach, workers’ compensation represents 3% of total earned premium.

The standard segment’s GAAP loss and LAE ratio improved 6.3 points in 2004 from 2003, despite being impacted by the record level catastrophe losses described above. For the years 2004 and 2003, catastrophe losses represent 7.5 and 7.3 points of this segment’s GAAP loss and LAE ratios, respectively. Hurricanes Charley, Frances, Jeanne and Ivan accounted for 4.2 points of the 2004 total segment catastrophe loss points and CAT 88 accounted for 4.4 points of the 2003 total catastrophe points. Absent the impact of catastrophe losses in each year, this segment’s GAAP loss and LAE ratio improved 6.4 points in 2004 from 2003.

The nonstandard segment’s GAAP loss and LAE ratio improved 5.1 points in 2004 to 70.5 from 75.6 in 2003. The 2004 and 2003 catastrophe losses represent 0.5 points and 1.4 points, respectively, of this segment’s GAAP loss and LAE ratio. Absent the impact of catastrophe losses, this segment’s GAAP loss and LAE ratio improved 4.2 points in 2004 from 2003. The nonstandard automobile segment typically is a more volatile line of business in terms of higher loss frequency than the standard segment. The Company continually monitors this segment’s underwriting performance paying particular attention to rate adequacy and risk selection in states and agencies with unusually high written premium growth.

The GAAP expense ratios were 30.2% and 30.4% for the years 2004 and 2003, respectively. As noted above, the Company ceded to Mutual in 2003 $12.8 million in earned premiums under the Stop Loss which increased the GAAP expense ratio for 2003 by 0.4 points. For the years ended December 31, 2004 and 2003, bonuses under the Quality Performance Bonus (“QPB”) Plan for employees accounted for 1.2 and 0.8 GAAP expense ratio points, respectively. As of April 1, 2005, the QPB plan was amended to adjust the targeted profitability requirement from a 100.0% statutory direct combined ratio to 98.0% and to implement an annual cap in the amount of QPB bonus earned in any one year to 35.0% of an associate’s annual salary. Based on improvement in the Company’s underwriting results in 2004 as compared to 2003, the Company increased its expected 2004 Quality Performance Agreement (“QPA”) accrual as compared to 2003. QPA obligates the Company to share a portion of the underwriting profit generated by the independent agencies’ State Auto book of business. For the years ended December 31, 2004 and 2003, QPA bonuses accounted for 1.9 and 1.6 GAAP expense ratio points, respectively.

Interest expense increased $3.6 million (97.3%) to $7.3 million in 2004 from 2003. This increase was the result of an additional $85.5 million of debt, net of repayments, obtained during the last nine months of 2003. See “Liquidity and Capital Resources—Borrowing Arrangements” for further discussion of the Company’s debt activity in 2004 and 2003.

The consolidated effective tax rate for 2004 was 27.4% and for 2003 was 23.6%. The increase in the effective tax rate was largely due to the increase in underwriting profit in 2004 versus 2003. Underwriting profit is taxed at approximately 35%. The effective tax rate on net investment income in 2004 was 19.4% versus approximately 20.0% in 2003. Late in 2003, the Company began shifting the investment portfolio to more tax exempt investments.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to the ability of the Company to generate adequate amounts of cash to meet its needs for both long-term and short-term cash obligations as they come due. The Company’s significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, the Company continually monitors its investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2005 and 2004, the Company had $28.7 million and $64.3 million, respectively, in cash and cash equivalents. See further discussion regarding investments in the “Investments” and “Market Risk” sections included herein.

The Company’s insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, because the STFC Pooled Subsidiaries participate in the Pooling Arrangement, they do not have the daily liquidity concerns normally associated with an insurance company. This is due to the fact that, under the terms of the Pooling Arrangement, Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. When settling the intercompany balances, Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by Mutual and allocated to the pool member on the basis of pool participation. As a result, the Company has an off-balance sheet credit–risk related to the balances due to Mutual from insureds, agents and reinsurers, which is offset by the unearned premium from the respective policies. The State Auto Group’s reliance on ceded reinsurance is not significant in comparison to the State Auto Group’s total statutory surplus or the Company’s total financial position. To minimize the risk of reinsurer default, the State Auto Group cedes only to third-party reinsurers who are rated A- or better by A.M. Best and also utilizes both domestic and international markets to diversify its credit risk. While the total amount due to Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit-risk exposure is not considered to be material to the Company’s financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by Mutual and allocated to the STFC Pooled Companies are included in Other Expenses in the accompanying Statements of Income.

Net cash provided by operating activities was $226.3 million, $147.6 million and $138.0 million for 2005, 2004 and 2003, respectively. The significant sources of operating cash flows are derived from underwriting operations and investment income. The increase in cash flows over the three year period is largely due to improved underwriting and investment income cash flows, offset by increases in cash paid on estimated federal income taxes, interest expense and cash contributions to the Company’s defined benefit pension plan (the “Pension Plan”). In addition, 2005 benefited from the $54.0 million received from the January 1, 2005 Pooling Arrangement amendment described above. Over the last three years, operating cash flows have been sufficient to meet the operating needs of the Company while providing increased opportunities for investment. However, should the Company’s written premium decline, the Company’s cash operating flows could be significantly impacted requiring the Company to liquidate investments. The Company utilizes reinsurance to limit its loss exposure and contribute to its liquidity and capital resources. See the discussion of “Reinsurance Arrangements” included herein.

During 2005, 2004 and 2003, as permitted by regulations of the Internal Revenue Service, the Company made cash contributions of $7.5 million, $5.0 million and $4.6 million, respectively, to the Pension Plan on behalf of its employees. The actuarially determined contribution to the Pension Plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be tax deductible. Amounts contributed in excess of the minimum are deemed voluntary while amounts in excess of the maximum would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in each of these three years were within the minimum and maximum funding amounts that would be deductible for tax purposes. The actuarially determined funding amount to the Pension Plan is generally not determined until the second quarter with respect to the contribution year, though the Company currently expects to make a cash contribution of approximately $10.0 million during 2006 to the Pension Plan. See additional discussion regarding the Company’s Pension Plan provided under the “Employee Benefit Plans” section included herein.

Net cash used in investing activities was $212.5 million, $130.4 million and $280.2 million for 2005, 2004 and 2003, respectively. The increase in net investing activities in 2005 over 2004 is primarily the result of:

•	a larger amount of cash and cash equivalents available to invest at the beginning of 2005 versus 2004 ($64.3 million in 2005 compared to $40.0 million in 2004);

•	$54.0 million from the January 1, 2005 Pooling Arrangement amendment; and

•	the current year increase in cash provided by operating activities as described above.

A smaller amount of cash and cash equivalents available to invest at the beginning of 2004 versus 2003 ($40.0 million in 2004 compared to $96.0 million in 2003), along with a decrease in cash provided by financing activities, as compared to 2003, accounted for the decreased net investing activities during 2004. The 2003 cash used in investing activities reflects the increase in cash flow provided by financing activities discussed below.

Net cash used in financing activities for 2005 was $49.4 million, which reflects:

•	State Auto Financial’s repayment of its $45.5 million line of credit with Mutual. See further discussion provided under “Borrowing Arrangements” section included herein.

•

An increase over 2004 in the Company’s payment of shareholder dividends of $6.3 million. Dividends paid per common share for 2005 increased to $0.27 from $0.17 for the same 2004 period. Also contributing to this increase was the expiration on July 31, 2005, of Mutual’s waiver of dividends that would otherwise have been payable to it by State Auto Financial. Dividends paid by State Auto Financial to Mutual in 2005 were $4.7 million versus none in 2004 and 2003. Beginning in the third quarter of 2005, with the increased dividend rate along with Mutual’s receipt of its dividends, quarterly dividend payments increased approximately $3.0 million.

Net cash provided by financing activities was $7.1 million and $86.2 million in 2004 and 2003, respectively. The lower net financing activity during 2004 compared to 2003 was due to the absence of $85.5 million in net proceeds the Company received in 2003 from the issuance of debt, discussed below. Positively impacting cash flows during 2004 was the Company’s termination of two separate fair value hedge transactions for a cash settlement of $3.8 million on future net swap payments. Impacting cash provided by financing activities during 2003 was State Auto Financial’s Board of Directors March 2002 decision to approve a plan to repurchase up to 1.0 million shares of its common stock from the public, which plan was extended through December 31, 2003. During 2003, the Company repurchased 45,000 shares from the public for a total of $0.7 million.

On March 3, 2006, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.09 per common share, payable on March 31, 2006, to shareholders of record on March 15, 2006. This is the 59th consecutive cash dividend declared by State Auto Financial’s Board since State Auto Financial had its initial public offering of common stock on June 28, 1991. State Auto Financial has increased cash dividends to shareholders for thirteen consecutive years.

Borrowing Arrangements

Line of Credit with Mutual

In 1999, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program in effect at that time. The entire principal amount was due no later than December 31, 2005, which State Auto Financial repaid in its entirety on December 27, 2005. This repayment was substantially funded through dividends from State Auto Financial’s insurance subsidiaries. The interest rate under this line of credit was 3.50% and 2.25% for 2005 and 2004, respectively.

Credit Agreement

In November 2005, State Auto Financial entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. At the present time, State Auto Financial intends to use the Credit Facility for catastrophe loss purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit Agreement contains certain covenants, including financial covenants that require State Auto Financial to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. State Auto Financial did not borrow any funds under the Credit Agreement in 2005. As of December 31, 2005, State Auto Financial was in compliance with all of its covenants under the Credit Agreement.

The Credit Facility replaced State Auto Financial’s structured contingent financing arrangement which expired on November 9, 2005. State Auto Financial believes that the Credit Facility provides it with greater flexibility than the structured contingent financing arrangement. Under this structured contingent financing arrangement, State Auto Financial would have been provided with up to $100.0 million of funding for reinsurance purposes if the State Auto Group incurred catastrophe losses in excess of $120.0 million. In the event of an applicable catastrophe loss, State Auto Financial would have sold redeemable preferred shares to a special purpose company (“SPC”), which would have borrowed the money necessary for such purchase from a syndicate of lenders. State Auto Financial would then have contributed to State Auto P&C the funds received from the sale of its preferred shares, thereby preserving the statutory surplus of State Auto P&C. State Auto P&C would have used the contributed capital to pay its direct catastrophe losses and losses assumed under the intercompany catastrophe reinsurance agreement. State Auto Financial was obligated to repay SPC (which would repay the lenders) by redeeming the preferred shares in ten semiannual installments. In the event of a default by State Auto Financial, the obligation to repay SPC was secured by a put agreement among State Auto Financial, Mutual and the lenders, under which Mutual would be obligated to either purchase the preferred shares from SPC or repay SPC for the loan(s) outstanding.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured senior notes due November 2013 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 6.25% per annum. Proceeds from the Senior Notes were used by State Auto Financial to fund cash capital contributions to certain of State Auto Financial’s insurance subsidiaries, to repay bank debt and for general corporate purposes. Interest on the Senior Notes is payable May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries’ existing and future indebtedness. As of December 31, 2005, State Auto Financial was in compliance with all of its covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods from May 2003 through December 31, 2005 ranged from 5.32% to 8.61%.

Notes Payable Summary

At December 31, 2005, the Company’s notes payable are summarized as follows:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$103.2	101.3	6.25%
Subordinated debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	8.61%

Total Notes Payable	$118.7	116.8

Related to the Company’s notes payable, the Company’s primary market risk exposure is to the change in interest rates and its credit rating. See discussion regarding the Company’s credit ratings included in the “Credit and Financial Strength Ratings” section included herein. Based upon the notes payable carrying value at December 31, 2005, the Company has $15.5 million notes payable with variable interest and $103.2 million notes payable with interest fixed at 6.25%, which equates to approximately 13.1% variable interest debt and 86.9% fixed interest debt. The Company’s decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates, (b) anticipated future market interest rates, (c) availability of fixed versus variable interest instruments, and (d) its currently existing notes payable fixed and variable interest rate position.

See the Company’s contractual obligations table in the “Contractual Obligations” section included herein.

Reinsurance Arrangements

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

Each member of the State Auto Group is party to working reinsurance treaties for property, casualty and workers’ compensation lines with several reinsurers arranged through a reinsurance intermediary. Under the property per risk excess of loss treaty, each member is responsible for the first $2.0 million of each covered loss, and the reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. The rates for this reinsurance are negotiated annually.

The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 90% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of a $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

The terms of the workers’ compensation excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2.0 million per loss occurrence. The rates for this reinsurance are negotiated annually.

In addition to the workers’ compensation reinsurance program described above, each company in the State Auto Group is party to an agreement which provides an additional layer of excess of loss reinsurance for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $20.0 million of covered loss. This coverage is subject to a “Maximum Any One Life” limit of $10.0 million. The rates for this reinsurance are negotiated annually.

In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverage. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million with a maximum $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states.

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

Contractual Obligations

Included in the table are the estimated payments to be made with respect to the Company’s notes payable and in the settlement of direct loss and ALAE (defined below) reserves:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$748.4	291.7	247.6	96.9	112.2

Notes Payable:
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.0	—	—	—	100.0
Subordinated debentures due 2033: issued $15.5, May 2003 with variable interest adjusting quarterly	15.5	—	—	—	15.5

Total Notes Payable	$115.5	—	—	—	115.5

(1)

The Company’s actuarial department derived expected payment patterns separately for the direct loss and ALAE reserves (ALAE defined below). Amounts include the STFC Pooled Companies net additional share of transactions assumed from Mutual through the Pooling Agreement (see reconciliation of management’s best estimate included in the Loss Reserves section included herein). These patterns were applied to the December 31, 2005, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

Lease and other purchase obligations are allocated to the Company through the Pooling Arrangement. Excluded from the table above are pension and postretirement benefit obligations which are described in Item 8, of the Company’s Consolidated Financial Statements, Note 9, “Pension and Postretirement Benefit Plans.”

Regulatory Considerations

At December 31, 2005, 2004 and 2003, each of the Company’s insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

The National Association of Insurance Commissioners (“NAIC”) utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools is 12 key financial ratios that are known in the insurance industry as the “IRIS” ratios. IRIS ratios are derived from financial statements prepared on a statutory accounting basis, which are accounting practices prescribed or permitted by the insurance department with regulatory authority over the Company’s insurance subsidiaries. A “defined range” of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring its operating performance on a statutory accounting basis, of which each of the respective insurance subsidiaries operates well within the defined range for the other measures, the net written premium to statutory surplus ratio (the “leverage ratio”) is monitored to ensure that each of the Company’s insurance subsidiaries continues to operate within the “defined range” of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, Management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio.

The statutory leverage ratios for the Company’s insurance subsidiaries at December 31, 2005, 2004 and 2003 are as follows:

Statutory Leverage Ratios(1)	2005	2004	2003
State Auto P&C	1.6	1.7	1.9
Milbank	1.6	1.7	2.0
Farmers	1.3	1.5	1.8
SA Ohio	1.2	1.4	1.7
SA National	0.8	1.1	1.5
Weighted Average	1.5	1.6	1.9

(1)	The Company uses the statutory leverage ratio as there is no comparable GAAP measure.

The Company’s insurance subsidiaries pay dividends to State Auto Financial which in turn are used by State Auto Financial to pay dividends to shareholders as well as to make principal and interest payments on debt. Individual states limit the amount of dividends that such subsidiaries domiciled in those states can pay without prior approval. The maximum amount of dividends that may be paid to State Auto Financial during 2006 by its insurance subsidiaries without prior approval under current law is limited to $121.2 million, adjusted for dividends paid by the insurance subsidiaries in the previous twelve months. State Auto Financial received dividends of $40.5 million and $12.0 million from its insurance subsidiaries in 2005 and 2004, respectively. The Company is required to notify the insurance subsidiaries’ respective State Insurance Commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary Commissioner of each insurer subsidiary has the authority to limit a dividend when the Commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed Risk-Based Capital (“RBC”) requirements. RBC attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2005, the risk-based adjusted surplus of State Auto Financial’s insurance subsidiaries ranged from 711% to 1400%.

Credit and Financial Strength Ratings

The following table summarizes the credit and insurance company financial strength ratings of the Company at December 31, 2005:

	A.M. Best	Moody’s	Standard & Poor’s
STFC (credit rating)	a-	Baa1	BBB
STFC Pooled Companies (financial strength)	A+	A2	A
SA National (financial strength)	A+	n/a	A

The Company is reviewed regularly by the independent rating agencies listed in the table above. Ratings provide a meaningful way for policyholders, agents, creditors and shareholders to compare the Company to its competitors. The published credit ratings on the State Auto Financial Senior Notes discussed above are opinions as to the ability of State Auto Financial to meet its ongoing obligations under the terms of the Senior Notes. Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue. State Auto Financial’s Senior Notes have been rated investment grade by each agency.

The published financial strength ratings on the insurance company subsidiaries of State Auto Financial are opinions as to the ability of those companies to meet their ongoing obligations to their policyholders. The A.M. Best financial strength ratings influence the Company’s ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof. Mutual is one of only 14 companies in the United States that have received A.M. Best’s A+ or higher rating every year since 1954. The STFC Pooled Companies collectively with the Mutual Pooled Companies are assigned a pool rating by A.M. Best while SA National is rated as a part of the total group.

The Company’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage. At December 31, 2005, the Company’s A.M. Best and Moody’s ratings were assigned stable outlooks while the Standard and Poor’s ratings were assigned positive outlooks.

OTHER

Investments

Overview

Stateco performs investment management services, which comprise the investment management services segment, on behalf of the Company and Mutual and its subsidiaries. The Investment Committee of each insurer’s Board of Directors sets investment policies to be followed by Stateco.

The primary investment objectives of the Company are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. The Company’s Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. The Company’s fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2005, the Company had no fixed maturity investments rated below investment grade, nor any mortgage loans.

Despite the volatility in the equity market during 2005 and 2004, the Company continued to moderately increase its equity portfolio investments to enhance growth of statutory surplus over the long term. Gains and losses on the sale of equity securities are computed using the first-in, first-out method. The Company’s current investment strategy does not rely on the use of derivative financial instruments.

The Company manages its equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. The Company invests only in stocks that currently pay a dividend. As of December 31, 2005, the Company’s equity portfolio consisted of approximately 100 different stocks. The largest single position was 2.2% of the equity portfolio based on fair value and the top ten positions were equal to approximately 16% of the equity portfolio. The chart below shows the industry sector breakdown of the Company’s equity portfolio versus the S&P 500 Index based on fair value as of December 31, 2005.

Industry Sector	Equity Portfolio % of Fair Value	S&P 500 Index % of Fair Value
Basic Materials	1.7	2.9
Communications	3.6	10.2
Consumer Cyclical	16.8	8.6
Consumer Non-cyclical	18.2	21.5
Energy	3.3	9.3
Financial	29.7	21.2
Industrial	18.7	11.5
Technology	8.0	11.4
Utilities	—	3.4

Total	100.0	100.0

The Company’s equity portfolio tends to consist of large cap, value oriented stocks. Therefore, when large cap stocks and/or value stocks perform well the Company’s portfolio typically performs well. Conversely, when growth stocks outperform value and/or small to mid cap stocks outperform large cap, the Company’s portfolio does not perform as well.

At December 31, 2005 and 2004, all investments in fixed maturity and equity securities were held as available-for-sale and therefore are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

The following table provides the composition of the Company’s investment portfolio at December 31, 2005 and 2004, respectively:

($ millions)	2005		2004
Fair value:
Fixed maturities	$1,617.3	86.0%	1,502.1	88.4
Equity securities	255.6	13.6	193.6	11.4
Other invested assets	7.0	0.4	3.4	0.2

Total investments	$1,879.9	100.0%	1,699.1	100.0

The Company regularly monitors its investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and the Company’s intent and ability to hold securities until recovery. When a security in the Company’s investment portfolio has been determined to have a decline in fair value that is other-than-temporary, the Company adjusts the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.

The Company reviewed its investments at December 31, 2005, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At December 31, 2005, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2005.

The following table provides detailed information on the Company’s investment portfolio for its gross unrealized gains and losses, adjusted for investments with other-than-temporary impairment at December 31, 2005:

($ millions, except number of positions) Investment Category	Cost or amortized cost	Gross unrealized holding gains	Gain number of positions	Gross unrealized holding losses	Loss number of positions	Fair value
Fixed Maturities:
U.S. Treasury securities & Obligations	$239.8	$1.7	24	$(3.0)	69	$238.5
States & political subdivisions	1,097.3	26.5	350	(5.3)	167	1,118.5
Corporate securities	14.0	0.7	11	(0.1)	2	14.6
Mortgage-backed securities of U.S. Gov. Agencies	240.3	3.1	15	(3.6)	59	239.8
Other debt securities	5.9	—	—	—	—	5.9

Total fixed maturities	1,597.3	32.0	400	(12.0)	297	1,617.3
Equity Securities:
Consumer	65.6	9.5	22	(1.0)	7	74.1
Technologies	24.8	2.6	8	(0.3)	3	27.1
Pharmaceuticals	10.3	0.3	3	(0.3)	1	10.3
Financial services	66.8	12.2	27	(0.3)	3	78.7
Manufacturing & other	57.3	8.9	21	(0.8)	7	65.4

Total equity securities	224.8	33.5	81	(2.7)	21	255.6

Other invested assets	6.2	0.8	4	—	—	7.0

Total	$1,828.3	$66.3	485	$(14.7)	318	$1,879.9

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are summarized as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$24.2	$24.3
Due after 1 year through 5 years	49.3	49.5
Due after 5 years through 10 years	284.5	292.5
Due after 10 years	999.0	1,011.2

Subtotal	1,357.0	1,377.5
Mortgage-backed securities	240.3	239.8

Total	$1,597.3	$1,617.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with Company’s guidelines, generating investment income, net of applicable fees. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on its balance sheet. At December 31, 2005 and 2004, the amount of collateral held was approximately, $99.0 million and $144.7 million, respectively, and the amount of securities lent was $96.0 million and $140.4 million, respectively.

Market Risk

At December 31, 2005, total investments at fair value comprise approximately 82.6% of the Company’s total assets. Of the Company’s total investments, 86.0% are invested in fixed maturities, 13.6% in equity securities and 0.4% in other invested assets. Cash and cash equivalents represent approximately 1.3% of the Company’s total assets at December 31, 2005.

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

The Company’s primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company’s fixed income securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. The Company manages this risk by closely monitoring the duration of the fixed income portfolio. The duration of the fixed maturity portfolio was approximately 5.14 and 5.23 as of December 31, 2005 and 2004, respectively. The table below summarizes the Company’s interest rate risk and shows the effects of a parallel change in interest rates on the fair value of the fixed income portfolio (excluding other debt securities) as of December 31, 2005:

Fair value ($ millions)	$1,772.7	$1,692.1	$1,611.4	$1,530.9	$1,434.2
Change in interest rates (bps)	-200	-100	0	+100	+200
Value as % of original value	110%	105%	100%	95%	89%

This table summarizes only the effects that a parallel change in interest rates could have on the fixed income portfolio. This change in rates would also change the value of the Company’s liabilities and possibly other financial assets. The Company cautions the reader that this analysis does not take into account nonparallel changes in interest rates. It is likely that some rates would increase or decrease more than others depending upon market conditions at the time of the change. This nonparallel change would alter the value of the fixed income portfolio. The analysis is also limited in that it does not take into account any actions that might be taken by the Company in response to these changes. As a result, the actual impact of a change in interest rates and the resulting fixed income values may differ significantly from what is shown in the table.

The Company believes that the fixed income portfolio’s exposure to credit risk is minimal as greater than 99% of the bonds owned are rated AA or better with the remaining bonds being A rated. There are no fixed securities owned rated less than A. The Company does not intend to change its investment policy on the quality of its fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. The Company also manages liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed income portfolio does not have any direct exposure to either exchange rate risk or commodity risk. The Company does not rely on the use of derivative financial instruments. To provide the Company greater flexibility in order to manage its market risk exposures, the Company categorizes its fixed maturities as available-for-sale. The Company does not maintain a trading portfolio.

As of December 31, 2005, the Company’s equity portfolio had a beta of 0.98 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The table below reflects what changes might occur in the value of the equity portfolio given a change in the S&P 500 Index:

Fair value ($ millions)	$305.7	$280.7	$255.6	$230.6	$205.5
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

The above analysis is limited in that it does not take into account any actions that might be taken by the Company in response to these changes. As a result, the actual impact of a change in equity market prices and the resulting equity values may differ significantly from what is shown in the table. By investing in mostly large cap issues the Company hopes to limit liquidity risk in the equity portfolio. The equity portfolio does not have any direct exposure to exchange rate risk since the Company does not hold any foreign stocks. The Company constantly monitors the equity portfolio holdings for any credit risk issues that may arise. The Company does not invest in any commodity futures or commodity oriented mutual funds.

Some parameters have been set by the Investment Committee to help manage the risks associated with the investment portfolio. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. The equity portfolio is diversified across industries and concentrations in any one company or industry are limited by parameters established by the Investment Committee of the Company’s Board of Directors. The total holding of a specific stock should not exceed 2% of the outstanding stock and based on market value at the time of purchase, no one equity holding should exceed 5% of the total equity portfolio. Up to 15% of the equity portfolio may deviate from these requirements allowing the Company to invest in timely special situations. Equity investments will normally be targeted to no more than 40% of total assets or 50% of statutory surplus whichever is greater. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities at December 31, 2005, is presented in tabular form above.

The Company’s total investments, at fair value, grew approximately 10.6% during 2005 to $1,879.9 million at December 31, 2005, from $1,699.1 million at December 31, 2004. This growth was generated primarily from net cash flows provided by operations, $54.0 million received from the Meridian Insurers and financing activities which were offset by a decline on the cumulative unrealized gains on investments. The net unrealized gain on the Company’s equity portfolio increased $0.6 million to $30.8 million at December 31, 2005, while the Company’s net unrealized gain on its fixed maturity portfolio declined $30.2 million to $20.0 million at December 31, 2005. Unrealized gains related to other invested assets increased $0.6 million to $0.8 million at December 31, 2005.

Employee Benefit Plans

The State Auto Group has a defined benefit pension plan and a postretirement health care plan covering substantially all employees. Key assumptions used to determine net periodic cost and the benefit obligation at the measurement date include the discount rate and expected long term rate of return on plan assets among other factors. Therefore, changes in the related costs may occur in the future due to changes in assumptions.

To calculate the State Auto Group’s pension benefit obligation as of December 31, 2005, the Company used a discount rate of 5.75% based on an evaluation of the expected future benefit cash flows of the Pension Plan used in conjunction with the Citigroup Pension Discount Curve (formerly Salomon Brothers Pension Discount Curve) at the measurement date. A lower discount rate results in, all else equal, a higher present value of the benefit obligation. The Company selected an expected long-term rate of return on its plan assets of 9.0% by considering the mix of investments, stability of investment portfolio along with actual investment experience during the lifetime of the plan. To calculate the net periodic pension cost for the year ended December 31, 2005, a discount rate of 6.50% and an expected long-term rate of return on plan assets of 9.0% were used.

The selected discount rate of 5.75% is a reduction of 0.75 points from the 6.50% rate used in the previous year which had the effect of increasing the pension benefit obligation at December 31, 2005 and related unrecognized net loss by approximately $23.2 million. Unrecognized losses of approximately $82.4 million are being recognized over approximately a 12 year period, which represents the average future service period of active participants. Unrecognized gains and losses arise from several factors including expected to actual demographic changes, assumption changes in the obligations and from the difference between expected and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with FASB Statement 87, “Employers Accounting for Pensions” (“SFAS 87”).

Key assumptions used in determining the amount of the benefit obligation and related periodic cost recognized for postretirement benefits other than pensions under FASB Statement 106, “Employers Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), include the discount rate and the assumed health care cost trend rate. To calculate the State Auto Group’s benefit obligation as of December 31, 2005, the Company decreased its selected discount rate by 0.75 points to 5.75% from the 2004 discount rate to match the anticipated stream of future benefit payments. The Company assumes that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and cost containment initiatives. At December 31, 2005, the expected rate of increase in future health care costs was 10% for 2006, trending down 1% per year to 5% thereafter. If the assumed future health care cost trend rate had been increased or decreased by one percentage point, the Company’s accumulated obligation as of 2005 would have increased by $7.3 million and decreased by $6.3 million, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provided guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Company and its actuarial advisors completed a review of its plan provisions and concluded that the benefits provided by its plan are actuarially equivalent to Medicare Part D and will be entitled to the subsidy. The Company determined that the enactment of the Act was not a significant event and incorporated the effect of the Act in the most recent measurement date pursuant to FSP 106-2.

The actuarial assumptions used by the Company in determining its pension and postretirement benefit obligations may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company’s financial position or results of operations.

Loss Reserves

The following table presents the loss and loss expenses payable by major line of business at December 31, 2005 and 2004, respectively:

($ millions)	December 31, 2005	December 31, 2004	January 1, 2005 (1)	% Change (2)
Automobile – personal standard	$192.7	184.9	193.2	(0.3)%
Automobile – personal nonstandard	27.5	35.6	35.6	(22.8)
Automobile – commercial	92.8	86.2	90.5	2.5
Homeowners and Farmowners	63.9	40.4	48.3	32.3
Commercial multi-peril	90.7	89.2	93.2	(2.7)
Workers’ compensation	87.6	81.6	88.6	(1.1)
Fire and allied lines	24.3	18.2	19.0	27.9
Other liability and products liability	124.7	115.7	118.6	5.1
Miscellaneous personal & commercial lines	7.1	4.1	4.2	69.0

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable of $17.4 and $25.9, respectively	$711.3	655.9	691.2	2.9%

(1)

December 31, 2004 reserve balances have been adjusted for comparison purposes to reflect the loss and loss expense reserves assumed by the Company on January 1, 2005 from the Pooling Arrangement amendment discussed above.

(2)	Calculated based on December 31, 2005 change from January 1, 2005.

As provided in the above table, total net losses and loss expenses payable increased 2.9% from January 1, 2005 to December 31, 2005. The reserve changes year-to-date are primarily attributable to property lines of insurance, where the increases are driven by catastrophe losses. In particular, hurricane Katrina resulted in unprecedented conditions impacting the logistics of adjusting and paying claims. Consequently, much of Katrina’s losses remain in reserve status until the settlement process can move forward. In addition, hurricane Wilma impacted fourth quarter results which also accounts for outstanding reserves in these same lines of business. Outside of the property lines, the reserve level changes are consistent with the exposure level changes at the product level. The current year development of the prior years’ ultimate liability does not reflect any changes in the Company’s fundamental claims reserving practices.

The Company’s internal actuarial staff conducts quarterly reviews of projected loss development information to assist management in making estimates of reserves for ultimate losses and loss expenses payable. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, and late reported claims. In addition, reasonableness tests are performed on measures of claim severity, loss ratio and trend factors, all of which are implicit in the liability estimates.

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

Management establishes a reserve for loss adjustment expenses contemplating functions and costs that are not attributable to a specific claim, which is called Unallocated Loss Adjustment Expense (“ULAE”). Historical ratios of paid ULAE to paid losses are developed, and then imposed on the current outstanding reserves. The method uses a traditional assumption that 50% of the expenses are realized when the claim is open, and the other 50% are incurred as the loss payments are made. The method also assumes that the underlying claims process and mix of business do not change drastically over time.

MBE for SA National and the STFC Pooled Companies’ share of the Pooled Companies’ losses and allocated loss expense reserve (“Loss and ALAE Reserve”) at December 31, 2005 is $748.4 million, compared with an actuarial point estimate of $721 million that is within a projected range of $681 million to $763 million. These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, the Company cautions the reader that these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K. Reserve ranges provide a quantification of the variability in the reserve projections, which is often referred to as the standard deviation or error term, while the point estimates establish a mean, or expected value for the ultimate reserve. MBE of loss reserves considers the actuarial point estimate and expected variation to establish an appropriate position within the range.

The potential impact of loss reserve variability on net income is quantifiable using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach the high point of $763 million, the reserve increase of $15 million is an after-tax decrease of $9.8 million on net income. Likewise, should losses decline to the low end of $681 million, the $67 million reserve decrease would add $43.6 million of after-tax net income.

An important assumption underlying the reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2005, other liability loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of two percent was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary jump could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected two percent increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other liability is an increase of $9.3 million on reserves, or a $6.1 million after-tax reduction (assuming a tax rate of 35%) to net income. Inflation changes have much more impact on the longer tail commercial lines like other liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

The following table provides a reconciliation of MBE of the Company’s direct Loss and ALAE Reserve to the Company’s net loss and loss expenses payable at December 31, 2005. The STFC Pooled Companies net additional share of transactions assumed from Mutual through the Pooling Arrangement for the year 2005 has been reflected in the table below as Assumed by STFC Pooled Companies:

($ millions)	MBE
Direct Loss and ALAE Reserve (1):
STFC Pooled Companies and SA National	$414.2
Assumed by STFC Pooled Companies	334.2

Total direct loss and ALAE reserve	748.4

Direct unallocated loss adjustment expense (“ULAE”)(1):
STFC Pooled Companies and SA National	25.4
Assumed by STFC Pooled Companies	22.9

Total direct ULAE	48.3

Direct salvage and subrogation recoverable:
STFC Pooled Companies and SA National	(19.3)
Assumed by STFC Pooled Companies	(9.0)

Total direct salvage and subrogation recoverable	(28.3)

Reinsurance recoverable	(17.4)
Assumed reinsurance	5.8
Reinsurance assumed by STFC Pooled Companies	(45.5)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $17.4	$711.3

(1)

ALAE are those costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others. ULAE are those costs incurred in settling claims, such as in-house processing costs, for which no identification can be made to specific claims. ALAE and ULAE comprise the loss expense portion of the total loss and loss expenses payable.

The property and casualty industry has had significant loss experience from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $3.7 million, and environmental reserves are $5.5 million, for a total of $9.2 million, or 1.3% of net losses and loss expenses payable. Because the Company has insured primarily product retailers and distributors, not manufacturers, incurred losses have not been significant from asbestos and environmental claims activity.

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

A tabular presentation of the current year $44.3 million favorable development broken down by accident year is shown below derived from the Company’s 2005 and 2004, 10 year loss development table, as presented in the “Reserves” section of the Company’s Form 10-K, “Narrative Description of Business” section. The development is measured in dollars and as a percentage of the total December 31, 2005, net loss and loss expense payable:

($ millions) Accident year	Current year development of ultimate liability	% of 12/31/2005 total net loss and loss expenses payable
	redundancy/(deficiency)
1995 and prior	$(3.2)	(0.45)
1996	0.3	0.04
1997	(0.2)	(0.03)
1998	(0.2)	(0.03)
1999	0.6	0.08
2000	3.6	0.51
2001	2.8	0.39
2002	6.9	0.97
2003	9.9	1.39
2004	23.8	3.35

Total	$44.3	6.22

The 6.2% current year favorable development is partly explained by normal fluctuations and uncertainty associated with loss reserve development. See related discussion regarding incurred losses and loss expenses included in the “2005 Compared to 2004” section above.

New Accounting Standards

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is to be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts that are modifications to product features that occur by the exchange of a contract for a new contract. Insurance contracts issued by the Company include nonintegrated contract features as defined in SOP 05-1, or those that provide coverage that is underwritten and priced only for that incremental insurance coverage and do not result in reunderwriting or repricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. Given the nature of the policies written, the impact of SOP 05-1 upon implementation is not expected to be material.

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion 20, “Accounting Changes” (“APB 20”) and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued FASB Statement 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amended the compliance dates for SFAS 123(R). Under the SEC’s new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006.

Generally, the approach in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. SFAS 123(R) provides two alternative methods of adoption: the modified prospective transition or the modified retrospective transition. Under the modified prospective method, unvested stock based awards, that were granted prior to adoption, will continue to be accounted for in accordance with SFAS 123 except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under SFAS 123. Effective January 1, 2006, the Company has elected to adopt the fair-value-based method of accounting for share based payments using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will be dependent on the levels and types of share-based payments granted in the future (see Note 12 for a description of share-based awards eligible under the Company’s Equity Incentive Compensation Plan and Outside Directors Restricted Share Unit Plan approved by shareholders in 2005). However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1k. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.8 million, $2.3 million and $2.1 million in 2005, 2004 and 2003, respectively.

Currently, under SFAS 123 for pro-forma disclosure, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and will continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006. Under SFAS 123, the Company recognized compensation cost over the explicit service vesting period and will continue to do so for share-based awards granted prior to the adoption of SFAS 123(R). Upon adoption of SFAS 123(R), the compensation cost attributable to an award granted to an employee who becomes eligible to retire prior to the end of the vesting period will be recognized over the period until the earliest date of eligible retirement. Had compensation expense been accelerated due to retirement eligibility, pro-forma stock compensation expense, net of tax would have been $4.2 million, $2.9 million and $2.3 million in 2005, 2004 and 2003, respectively.

Impact of Significant External Factors

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, the Company attempts to anticipate increases from inflation subject to the limitations of modeling economic variables. General inflation, as measured by the CPI, has been relatively modest over the last several years; however, price inflation on the goods and services purchased by insurance companies in settling claims has been steadily increasing. In particular, repair costs for homes, autos, and commercial buildings, and medical care costs, have risen disproportionately over the last few years. Costs for building materials typically rise dramatically following substantial natural catastrophes such as the industry experienced in Florida and adjacent states in 2004 and in Mississippi and Alabama in 2005. The Company continues to adjust its pricing projections as loss cost trends change in order to ensure premiums keep pace with inflation in all lines of business.

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

Included in the “Loss Reserves” section, the Company has offered a description of certain factors management considers in estimating the ultimate liability for losses and loss expenses. With respect to the auto line of business, which represents almost half of the Company’s total reserves, perhaps the most significant external variable is legal developments. Court decisions, as discussed below, have a significant impact on the property and casualty insurance industry. Some of these decisions have a more prospective effect as, for example, when contract provisions relating to third party coverages are construed in ways not anticipated by the Company. Other court decisions may have more of a retroactive effect which may be seen more clearly in the auto insurance line. Auto insurance tends to be a line of business more regulated by statutes; consequently, the courts tend to have more of an opportunity to construe and apply those statutes to existing contracts. Uninsured motorists and underinsured motorists (collectively “UM”) are statutory coverages in almost every state where the Company does business. When courts of appeal construe UM statutes adversely to the Company and the industry, the effect of that decision is typically retroactive, because, legally speaking, when the court interprets a statute it is as though the statute was always construed in the manner that the court determined. This retroactive effect is exacerbated in UM cases (and other first party coverage cases) because the statute of limitations applicable to UM claims and other first party coverages can be as long as 15 years. Claims that had been closed or not even presented, going back as long as fifteen years, can be re-born by an adverse court decision. The Company considers the impact of adverse court decisions of which it has become aware when it sets ultimate loss and LAE reserves for auto insurance as well as other lines to the extent those lines may be retroactively affected by such matters.

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

The reserve estimates do not contemplate substantial loss from any mass torts, including those already listed above, or others not known at this time. In addition, there is no provision in the reserves for a major retroactive expansion of coverage through judicial interpretation. If these assumptions prove to be incorrect, ultimate liabilities could increase substantially. The Company’s Claims, Underwriting and Actuarial staff track separately all claims within the family of mass torts, and respond accordingly as information becomes known.

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

See the discussion regarding the federal Terrorism Risk Insurance Act of 2002 (the “TRIA”) and its successor, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) (collectively, the “Terrorism Act”) in the “Regulation” section of Item 1 included herein.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures About Market Risk is included in Item 7 of this Form 10-K under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are as follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that State Auto Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that State Auto Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Auto Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 1, 2006

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amount)	December 31
	2005	2004
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,597.3 and $1,451.9, respectively)	$1,617.3	1,502.1
Equity securities, available-for-sale, at fair value (cost $224.8 and $163.4, respectively)	255.6	193.6
Other invested assets	7.0	3.4

Total investments	1,879.9	1,699.1
Cash and cash equivalents	28.7	64.3
Securities lending collateral	99.0	144.7
Accrued investment income and other assets	45.1	49.9
Deferred policy acquisition costs	106.0	97.5
Net prepaid pension expense	59.2	54.9
Reinsurance recoverable on losses and loss expenses payable (affiliates $5.5 and $5.7, respectively)	17.4	25.9
Prepaid reinsurance premiums (affiliates $0.2 and $3.0, respectively)	6.1	8.3
Due from affiliate	7.1	10.5
Current federal income taxes	3.7	—
Deferred federal income taxes	10.1	—
Property and equipment, at cost, (net of accumulated depreciation of $5.1 and $4.8, respectively)	12.6	13.3

Total assets	$2,274.9	2,168.4

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $302.6 and $296.9, respectively)	$728.7	681.8
Unearned premiums (affiliates $128.4 and $112.9, respectively)	432.9	415.0
Notes payable (affiliates $15.5 and $61.0, respectively)	118.7	164.5
Postretirement benefit liabilities	89.2	80.1
Securities lending obligation	99.0	144.7
Other liabilities	42.9	20.2
Current federal income taxes	—	0.7
Deferred federal income taxes	—	3.2

Total liabilities	1,511.4	1,510.2

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.1 and 44.7 shares issued, respectively, at stated value of $2.50 per share	112.8	111.8
Less 4.6 treasury shares, at cost	(56.8)	(56.5)
Additional paid-in capital	70.2	64.1
Accumulated other comprehensive income	34.3	53.1
Retained earnings	603.0	485.7

Total stockholders’ equity	763.5	658.2

Total liabilities and stockholders’ equity	$2,274.9	2,168.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2005	2004	2003
Earned premiums (ceded to affiliate $683.4, $657.8 and $603.8, respectively)	$1,050.3	1,006.8	960.6
Net investment income	78.7	71.8	64.6
Net realized gains on investments	5.6	7.6	10.6
Other income (affiliates $2.9, $3.9 and $3.7, respectively)	4.9	6.2	5.9

Total revenues	1,139.5	1,092.4	1,041.7

Losses and loss expenses (ceded to affiliate $428.2, $395.5 and $387.6, respectively)	613.4	619.2	651.2
Acquisition and operating expenses	332.9	304.3	291.8
Interest expense (affiliates $2.8, $1.9 and $2.8, respectively)	8.8	7.3	3.7
Other expenses	12.4	10.0	11.7

Total expenses	967.5	940.8	958.4

Income before federal income taxes	172.0	151.6	83.3
Federal income tax expense (benefit):
Current	49.3	40.5	17.1
Deferred	(3.2)	1.1	2.6

Total federal income taxes	46.1	41.6	19.7

Net income	$125.9	110.0	63.6

Earnings per common share:
Basic	$3.12	2.76	1.62

Diluted	$3.06	2.70	1.58

Dividends paid per common share	$0.27	0.17	0.15

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2005	2004	2003
Common shares:
Balance at beginning of year	44.7	44.2	43.5
Issuance of shares	0.4	0.5	0.7

Balance at end of year	45.1	44.7	44.2

Treasury shares:
Balance at beginning of year	4.6	4.6	4.5
Shares acquired on stock option exercises	—	—	—
Shares acquired under repurchase program	—	—	0.1

Balance at end of year	4.6	4.6	4.6

Common stock:
Balance at beginning of year	$111.8	110.4	108.8
Issuance of shares	1.0	1.4	1.6

Balance at end of year	112.8	111.8	110.4

Treasury stock:
Balance at beginning of year	$(56.5)	(55.8)	(54.3)
Shares acquired on stock option exercises	(0.3)	(0.7)	(0.8)
Shares acquired under repurchase program	—	—	(0.7)

Balance at end of year	(56.8)	(56.5)	(55.8)

Additional paid-in capital:
Balance at beginning of year	$64.1	56.7	50.4
Issuance of common stock	4.0	4.9	3.9
Tax benefit from stock options exercises	1.8	2.3	2.1
Stock options granted	0.3	0.2	0.3

Balance at end of year	70.2	64.1	56.7

Accumulated other comprehensive income:
Balance at beginning of year	$53.1	53.0	42.5
Unrealized gains (losses) on investments, net of tax and reclassification adjustment	(18.7)	0.2	9.7
Gain on derivative used in cash flow hedge	—	—	0.8
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	—

Balance at end of year	34.3	53.1	53.0

Retained earnings:
Balance at beginning of year	$485.7	378.0	316.4
Net income	125.9	110.0	63.6
Cash dividends paid	(8.6)	(2.3)	(2.0)

Balance at end of year	603.0	485.7	378.0

Total stockholders’ equity at end of year	$763.5	658.2	542.3

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$125.9	110.0	63.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9.3	8.7	8.8
Net realized gains on investments	(5.6)	(7.6)	(10.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(3.2)	(10.4)	(9.2)
Accrued investment income and other assets	4.4	2.1	0.1
Net prepaid pension expense	(4.3)	(3.5)	(4.7)
Postretirement benefit liabilities	9.1	5.8	7.5
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	10.7	(11.6)	(6.2)
Other liabilities and due to/from affiliates, net	26.3	0.2	16.5
Losses and loss expenses payable	11.6	38.8	42.1
Unearned premiums	(6.1)	10.7	26.4
Federal income taxes	(5.8)	4.4	3.7
Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	54.0	—	—

Net cash provided by operating activities	226.3	147.6	138.0

Cash flows from investing activities:
Purchase of fixed maturities – available-for-sale	(539.1)	(487.5)	(566.1)
Purchase of equity securities – available-for-sale	(109.2)	(62.5)	(72.6)
Purchase of other invested assets	(3.0)	(0.2)	(7.6)
Maturities, calls and pay downs of fixed maturities – available-for-sale	98.5	98.5	84.9
Sale of fixed maturities – available-for-sale	290.9	300.3	275.4
Sale of equity securities – available-for-sale	49.2	22.3	6.1
Net (additions) deductions of property and equipment	0.2	(1.3)	(0.3)

Net cash used in investing activities	(212.5)	(130.4)	(280.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	4.7	5.6	4.7
Payments to acquire treasury shares	—	—	(0.7)
Payment of dividends	(8.6)	(2.3)	(2.0)
Proceeds from terminating hedge derivatives	—	3.8	0.8
Proceeds from issuance of debt	—	—	115.5
Debt issuance costs	—	—	(2.1)
Change in securities lending collateral	45.7	48.5	(79.4)
Change in securities lending obligation	(45.7)	(48.5)	79.4
Payment of debt	(45.5)	—	(30.0)

Net cash (used in) provided by financing activities	(49.4)	7.1	86.2

Net increase (decrease) in cash and cash equivalents	(35.6)	24.3	(56.0)
Cash and cash equivalents at beginning of year	64.3	40.0	96.0

Cash and cash equivalents at end of year	$28.7	64.3	40.0

Supplemental disclosures:
Interest paid (affiliate $2.7, $1.9 and $2.8, respectively)	$9.0	8.2	3.2

Federal income taxes paid	$51.9	37.2	15.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

a. Principles of Consolidation

The consolidated financial statements include State Auto Financial Corporation (“State Auto Financial”) and its wholly-owned subsidiaries:

•	State Auto Property and Casualty Insurance Company (“State Auto P&C”), a South Carolina corporation

•	Milbank Insurance Company (“Milbank”), a South Dakota corporation

•	Farmers Casualty Insurance Company (“Farmers”), an Iowa corporation

•	State Auto Insurance Company of Ohio (“SA Ohio”), an Ohio corporation

•	State Auto National Insurance Company (“SA National”), an Ohio corporation

•	Stateco Financial Services, Inc. (“Stateco”), an Ohio corporation

•	Strategic Insurance Software, Inc. (“S.I.S.”), an Ohio corporation

The financial statements include the operations and financial position of 518 Property Management and Leasing, LLC (“518 PML”), whose members are State Auto P&C and Stateco.

State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of State Automobile Mutual Insurance Company (“Mutual”), an Ohio corporation. State Auto Financial and subsidiaries are referred to herein as the “Companies” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

b. Description of Business

The Company, through State Auto P&C, Milbank, Farmers and SA Ohio, provides standard personal and commercial insurance to its policyholders. The Company’s principal lines of business include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard automobile insurance. State Auto P&C, Milbank, Farmers, SA Ohio and SA National operate primarily in the central and eastern United States, excluding New York, New Jersey and the New England states, through an independent insurance agency system. State Auto P&C, Milbank, Farmers, SA Ohio and SA National are chartered and licensed as property and casualty insurers in the states of South Carolina, South Dakota, Iowa and Ohio (SA Ohio and SA National), respectively, and are licensed in various other states. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the “Departments”) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with Mutual. The nature of the underlying policies and geographical distribution of Mutual’s underwriting activity is similar to the Company.

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

c. Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting principles followed by State Auto P&C, Milbank, Farmers, SA Ohio and SA National that are prescribed or permitted by the Departments.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable. In connection with the determination of this estimate, management uses historical data, current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. These estimates by their nature are subject to uncertainties for various reasons. The Company’s results of operations and financial condition could be materially impacted in future periods should the ultimate payments required to settle claims vary from the amount of the liability currently provided.

Certain items in the prior period consolidated financial statements have been reclassified to conform to the 2005 presentation.

d. Investments

All investments in fixed maturity and equity securities are classified as available-for-sale and, therefore, are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income. Realized gains and losses on the sale of investments are computed using the first-in, first-out method.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer and the Company’s positive intent and ability to hold the security until anticipated recovery or maturity. When a decline in value is deemed to be other-than-temporary, the investment cost is written down to fair value on the date the determination is made and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value.

e. Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

f. Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses that relate to and vary with the production of new and renewal property and casualty business, are deferred and amortized ratably over the contract period. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates and accordingly, the actual realizable value may vary from the estimated realizable value. Net deferred policy acquisition costs for the year ended December 31, are:

($ millions)	2005	2004	2003
Balance, beginning of year	$97.5	87.1	77.9
Effect of January 1, 2005 pooling change (Note 6)	5.3	—	—
Acquisition costs deferred	255.0	237.7	218.1
Amortized to expense	(251.8)	(227.3)	(208.9)

Balance, end of year	$106.0	97.5	87.1

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

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $28.3 million and $27.2 million at December 31, 2005 and 2004, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

i. Premium

Premiums are recognized as earned in proportion to the insurance protection provided using the monthly pro rata method over the contract period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

j. Other Comprehensive Income

Comprehensive income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale fixed maturities, equity securities, other invested assets and derivative instruments, adjusted for deferred federal income taxes.

k. Stock Compensation

The Company follows Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee and director share based awards using the intrinsic value method to account for stock-based compensation. Had compensation cost for the Company’s plans been determined based on the fair values at the grant dates consistent with the method of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s pro-forma net earnings and net earnings per share information would have been as follows:

Pro-forma Fair Value Method:

($ millions, except per share amounts)	2005	2004	2003
Net income as reported	$125.9	110.0	63.6
Less pro-forma stock compensation expense, net of tax	(3.5)	(2.8)	(1.7)

Pro-forma net income	$122.4	107.2	61.9

Pro-forma net earnings per common share
Basic	$3.04	2.69	1.58

Diluted	$2.92	2.57	1.51

The fair value of share based awards granted to employees and directors in 2005, 2004 and 2003 were estimated at the date of grant using the Black-Scholes-Merton option-pricing model.

The weighted average fair values and related assumptions for options granted were as follows:

	2005	2004	2003
Fair value	$10.38	13.08	7.09
Expected dividend yield	0.77%	0.74%	0.79%
Risk free interest rate	3.8%	4.2%	2.7%
Expected volatility factor	35.8%	35.5%	36.7%
Expected life in years	6.7	6.8	7.2

l. New Accounting Standards

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is to be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. SOP 05-1 provides guidance on accounting for deferred

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

acquisition costs on internal replacements of insurance contracts that are modifications to product features that occur by the exchange of a contract for a new contract. Insurance contracts issued by the Company include nonintegrated contract features as defined in SOP 05-1, or those that provide coverage that is underwritten and priced only for that incremental insurance coverage and do not result in reunderwriting or repricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. Given the nature of the policies written, the impact of SOP 05-1 upon implementation is not expected to be material.

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion 20, “Accounting Changes” (“APB 20”) and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material impact on the financial position or results of operation of the Company.

In December 2004, the FASB issued FASB Statement 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amended the compliance dates for SFAS 123(R). Under the SEC’s new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006.

Generally, the approach in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. SFAS 123(R) provides two alternative methods of adoption: the modified prospective transition or the modified retrospective transition. Under the modified prospective method, unvested stock based awards, that were granted prior to adoption, will continue to be accounted for in accordance with SFAS 123 except the compensation cost attributable to the unvested portion of the awards must be recognized in the income statement. Awards that are vested will not be recognized in the income statement. Under the modified retrospective method, prior periods are restated by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures under SFAS 123. Effective January 1, 2006, the Company has elected to adopt the fair-value-based method of accounting for share-based payments using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will be dependent on the levels and types of share-based payments granted in the future (see Note 12 for a description of share-based awards eligible under

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

the Company’s Equity Incentive Compensation Plan and Outside Directors Restricted Share Unit Plan approved by shareholders in 2005). However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1k. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.8 million, $2.3 million and $2.1 million in 2005, 2004 and 2003, respectively.

Currently, under SFAS 123 for pro-forma disclosure, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and will continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006. Under SFAS 123, the Company recognized compensation cost over the explicit service vesting period and will continue to do so for share-based awards granted prior to the adoption of SFAS 123(R). Upon adoption of SFAS 123(R), the compensation cost attributable to an award granted to an employee who becomes eligible to retire prior to the end of the vesting period will be recognized over the period until the earliest date of eligible retirement. Had compensation expense been accelerated due to retirement eligibility, pro-forma stock compensation expense, net of tax would have been $4.2 million, $2.9 million and $2.3 million in 2005, 2004 and 2003, respectively.

2. Investments

During 2005, the Company recognized realized losses on other-than-temporary impairments of $0.6 million on its fixed maturity portfolio and $1.0 million on its equity security portfolio, and in 2004, $0.2 million on its fixed maturity portfolio. The Company reviewed its investments at December 31, 2005, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment.

Realized and unrealized gains and losses for the year ended December 31, are summarized as follows:

($ millions)	2005	2004	2003
Realized gains:
Fixed maturities	$5.9	7.6	12.2
Equity securities	6.7	4.0	0.7

Total realized gains	12.6	11.6	12.9

Realized losses:
Fixed maturities	1.7	2.1	0.3
Equity securities	5.3	1.9	2.0

Total realized losses	7.0	4.0	2.3

Net realized gains on investments	$5.6	7.6	10.6

Change in unrealized gains (losses):
Decrease in unrealized holding gains – fixed maturity securities	$(30.2)	(11.6)	(5.5)
Increase in unrealized holding gains – equity securities	0.6	11.9	20.4
Increase in unrealized holding gains – other invested assets	0.6	0.1	0.1
Change in deferred unrealized gain	—	—	(0.1)
Deferred federal income taxes thereon	10.3	(0.2)	(5.2)

Increase (decrease) in net unrealized holding gains	$(18.7)	0.2	9.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The cost or amortized cost and fair value of the Company’s investments are summarized as follows:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale at December 31, 2005:
U.S. Treasury securities and obligations of U.S. government agencies	$239.8	$1.7	$(3.0)	$238.5
Obligations of states and political subdivisions	1,097.3	26.5	(5.3)	1,118.5
Corporate securities	14.0	0.7	(0.1)	14.6
U.S. government agencies mortgage-backed securities	240.3	3.1	(3.6)	239.8
Other debt securities	5.9	—	—	5.9

Total fixed maturities	1,597.3	32.0	(12.0)	1,617.3
Equity securities	224.8	33.5	(2.7)	255.6
Other invested assets	6.2	0.8	—	7.0

Total	$1,828.3	$66.3	$(14.7)	$1,879.9

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale at December 31, 2004:
U.S Treasury securities and obligations of U.S. government agencies	$328.2	$4.6	$(1.9)	$330.9
Obligations of states and political subdivisions	865.4	42.8	(1.8)	906.4
Corporate securities	33.1	2.6	—	35.7
U.S. government agencies mortgage-backed securities	219.0	5.0	(1.1)	222.9
Other debt securities	6.2	—	—	6.2

Total fixed maturities	1,451.9	55.0	(4.8)	1,502.1
Equity securities	163.4	32.1	(1.9)	193.6
Other invested assets	3.2	0.2	—	3.4

Total	$1,618.5	$87.3	$(6.7)	$1,699.1

Deferred federal income taxes on the net unrealized holding gains for available-for-sale investments was $18.0 million and $28.2 million at December 31, 2005 and 2004, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

At December 31, 2005 and 2004, there were no investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2005 and 2004. The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

At December 31, 2005	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. Treasury securities and obligations of U.S. government agencies	$106.8	$(1.3)	48	$53.0	$(1.7)	21	$159.8	$(3.0)	69
Obligations of states and political subdivisions	375.4	(4.2)	150	40.9	(1.1)	17	416.3	(5.3)	167
Corporate securities	1.0	—	1	2.0	(0.1)	1	3.0	(0.1)	2
U.S. government agencies mortgage backed securities	114.2	(1.8)	38	61.5	(1.8)	21	175.7	(3.6)	59

Total fixed maturities	597.4	(7.3)	237	157.4	(4.7)	60	754.8	(12.0)	297
Equity securities	45.9	(2.3)	20	2.9	(0.4)	1	48.8	(2.7)	21

Total temporarily impaired securities	$643.3	$(9.6)	257	$160.3	$(5.1)	61	$803.6	$(14.7)	318

At December 31, 2004	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. Treasury securities and obligations of U.S. government agencies	$132.8	$(1.9)	48	$—	$—	—	$132.8	$(1.9)	48
Obligations of states and political subdivisions	137.6	(1.7)	71	2.5	(0.1)	1	140.1	(1.8)	72
Corporate securities	2.2	—	1	—	—	—	2.2	—	1
U.S. government agencies mortgage backed securities	67.4	(0.5)	13	21.1	(0.6)	8	88.5	(1.1)	21

Total fixed maturities	340.0	(4.1)	133	23.6	(0.7)	9	363.6	(4.8)	142
Equity securities	20.2	(1.9)	11	1.1	—	1	21.3	(1.9)	12

Total temporarily impaired securities	$360.2	$(6.0)	144	$24.7	$(0.7)	10	$384.9	$(6.7)	154

See Note 1d for assessment of other-than-temporary impairments. The Company believes the above fixed maturity and equity securities unrealized losses are temporary as the Company has the positive ability and intent to hold the investments for a period of time sufficient for an anticipated market price recovery up to or beyond the cost of the investment or maturity. Also, for declines in value that are not solely attributable to interest rate movements, the Company considers positive evidence indicating that the cost of the investment is recoverable

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

within a reasonable period of time and evidence to the contrary in considering the severity and duration of the impairment in relation to the anticipated market price recovery.

The amortized cost and fair value of available-for-sale fixed maturities at December 31, 2005, by contractual maturity, are summarized as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$24.2	$24.3
Due after 1 year through 5 years	49.3	49.5
Due after 5 years through 10 years	284.5	292.5
Due after 10 years	999.0	1,011.2
Mortgage-backed securities	240.3	239.8

Total	$1,597.3	$1,617.3

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $52.5 million and $52.3 million were on deposit with regulators as required by law or specific escrow agreement at December 31, 2005 and 2004, respectively.

Components of net investment income for the year ended December 31, are summarized as follows:

($ millions)	2005	2004	2003
Fixed maturities	$72.8	67.7	63.3
Equity securities	4.0	3.5	1.7
Cash and cash equivalents, and other	3.6	2.1	1.5

Investment income	80.4	73.3	66.5

Investment expenses	1.7	1.5	1.9

Net investment income	$78.7	71.8	64.6

The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral, equal to 102% of the market value of the loaned securities. Market values are determined as defined in Note 3 pertaining to investment securities. The collateral is invested by the lending agent, in accordance with Company’s guidelines, generating investment income, net of applicable fees. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on its balance sheet. At December 31, 2005 and 2004, the amount of collateral held was approximately, $99.0 million and $144.7 million, respectively, and the market value of securities lent was approximately $96.0 million and $140.4 million, respectively.

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

Notes payable and interest swap: The Mutual note and Trust Preferred note (each as defined below) carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value as the interest rates adjust annually and quarterly, respectively. The $100.0 million, 6.25% Senior Notes (defined below) have a fair value of $101.3 million and $108.0 million at December 31, 2005 and 2004, respectively. The fair value of the Senior Notes is based on the quoted market price at December 31, 2005 and 2004.

($ millions)	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed Maturities	$1,617.3	$1,617.3	$1,502.1	$1,502.1
Equity Securities	255.6	255.6	193.6	193.6
Other Invested Assets	7.0	7.0	3.4	3.4
Cash and Cash Equivalents	28.7	28.7	64.3	64.3

Notes Payable	118.7	116.8	164.5	169.0

4. Losses and Loss Expenses Payable

Activity in the liability for losses and loss expenses for the year ended December 31, are summarized as follows:

($ millions)	2005	2004	2003
Losses and loss expenses payable, at beginning of year	$681.8	643.0	600.9
Less: reinsurance recoverable on losses and loss expenses payable	25.9	14.2	8.8

Net balance at beginning of year	655.9	628.8	592.1

Incurred related to:
Current year	657.7	641.4	653.0
Prior years	(44.3)	(22.2)	(1.8)

Total incurred	613.4	619.2	651.2

Paid related to:
Current year	350.5	361.5	370.7
Prior years	242.8	230.6	243.8

Total paid	593.3	592.1	614.5

Impact of pooling change, January 1, 2005 (Note 6)	35.3	—	—

Net balance at end of year	711.3	655.9	628.8
Plus: reinsurance recoverable on losses and loss expenses payable	17.4	25.9	14.2

Losses and loss expenses payable, at end of year (affiliate $302.6, $296.9, and $303.9, respectively)	$728.7	681.8	643.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company recorded favorable loss reserve development in 2005, 2004 and 2003 of $44.3 million, $22.2 million and $1.8 million, respectively. Normal fluctuations and uncertainty associated with loss reserve development and claim settlement contributed to the favorable development in the respective calendar years. Impacting the 2005 development was favorable development of $5.8 million on 2004 and prior catastrophe losses, approximately $14.4 million of changes in ceded claim reserves along with lower cost projections for unallocated loss adjustment expense reserves.

5. Reinsurance

In the ordinary course of business, the Company assumes and cedes reinsurance with other insurers and reinsurers and is a member in various pools and associations. See Note 6a for discussion of reinsurance with affiliates. The voluntary arrangements provide greater diversification of business and limit the maximum net loss potential arising from large risks and catastrophes. Most of the ceded reinsurance is effected under reinsurance contracts known as treaties; the remainder is by negotiation on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The recoverability of these assets depends on the reinsurers’ ability to perform under the reinsurance agreements. The Company evaluates and monitors the financial condition and concentrations of credit risk associated with its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. The Company has reported ceded losses and loss expenses payable and prepaid reinsurance premiums with other insurers and reinsurers as assets. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance.

Prior to the reinsurance transaction with Mutual under the Pooling Arrangement, as discussed in Note 6a, the effect of the Company’s external reinsurance on its balance sheets and income statements, are summarized as follows:

($ millions)	December 31

	2005	2004
Losses and loss expenses payable:
Direct	$420.3	380.8
Assumed	5.8	4.1
Ceded	(11.9)	(20.2)

Net losses and loss expenses payable	$414.2	364.7

Unearned premiums:
Direct	$303.2	300.7
Assumed	1.3	1.4
Ceded	(5.9)	(5.3)

Net unearned premiums	$298.6	296.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2005	2004	2003
Written premiums:
Direct	$749.5	757.7	717.9
Assumed	6.0	6.2	5.1
Ceded	(16.9)	(16.1)	(13.4)

Net written premiums	$738.6	747.8	709.6

Earned premiums:
Direct	$746.9	738.7	679.9
Assumed	6.1	6.1	4.9
Ceded	(16.4)	(15.4)	(12.8)

Net earned premiums	$736.6	729.4	672.0

Losses and loss expenses incurred:
Direct	$455.7	459.1	447.3
Assumed	14.6	5.1	3.3
Ceded	(8.2)	(17.1)	(6.5)

Net losses and loss expenses incurred	$462.1	447.1	444.1

6. Transactions with Affiliates

a. Reinsurance

Prior to 2005, State Auto P&C, Milbank, Farmers, SA Ohio (the “STFC Pooled Companies”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”) and State Auto Florida Insurance Company (“SA Florida”) participated in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with Mutual. Effective January 1, 2005, the Pooling Arrangement was amended to add as participants Meridian Security Insurance Company (“Meridian Security”) and Meridian Citizens Mutual Insurance Company (“Meridian Citizens”), Indiana domiciled property and casualty insurers (collectively, the “Meridian Insurers”). Meridian Security is a wholly-owned subsidiary of Meridian Insurance Group, Inc. (“MIGI”), which is wholly-owned by Mutual. MIGI is party to an affiliation agreement with Meridian Citizens. SA Wisconsin and SA Florida are wholly owned subsidiaries of Mutual.

In conjunction with the Pooling Arrangement amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005. The following table presents the impact on the Company’s balance sheet relating to the additional net insurance liabilities assumed on this date:

($ millions)
Losses and loss expense payable	$35.3
Unearned premiums	24.0
Deferred policy acquisition costs	(5.3)

Net cash received	$54.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Under the Pooling Arrangement, the STFC Pooled Companies, SA Wisconsin, SA Florida and the Meridian Insurers cede to Mutual all of their insurance business and assume from Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. The STFC Pooled Companies’ pooling participation percentage remained at 80% under the amended pooling arrangement effective January 1, 2005. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each Company’s participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer; consequently, there is a concentration of credit risk arising from business ceded to Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to Mutual as assets only in situations when net amounts ceded to Mutual exceed that assumed. The STFC Pooled Companies’ participation percentage was 80% for the years 2005, 2004 and 2003. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

The following provides a summary of the reinsurance transactions on the Company’s balance sheets and income statements for the Pooling Arrangement between the STFC Pooled Companies and Mutual:

($ millions)	December 31
	2005	2004
Losses and loss expenses payable:
Ceded	$(382.4)	(324.6)
Assumed	685.0	621.5

Net assumed	$302.6	296.9

Unearned premiums:
Ceded	$(283.9)	(275.1)
Assumed	412.3	388.0

Net assumed	$128.4	112.9

($ millions)	Year ended December 31
	2005	2004	2003
Written premiums:
Ceded	$(685.8)	(671.1)	(616.6)
Assumed	993.9	949.4	917.1

Earned premiums:
Ceded	$(676.8)	(646.3)	(578.2)
Assumed	994.4	932.5	889.6

Losses and loss expenses incurred:
Ceded	$(423.4)	(388.2)	(372.9)
Assumed	579.5	567.6	594.8

The STFC Pooled Companies, SA National, Mutual, SA Wisconsin, SA Florida and the Meridian Insurers are collectively referred to as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

State Auto P&C assumes catastrophe reinsurance from the State Auto Group in the amount of $100.0 million excess of $120.0 million in exchange for a premium paid by each reinsured company. Under this agreement, the Company has assumed from Mutual and its affiliates premiums written and earned of $2.7 million, $2.7 million and $2.8 million for 2005, 2004 and 2003, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

The Credit Facility (defined below) replaces a credit agreement dated in November 2003, (the “Old Credit Agreement”), among SAF Funding Corporation, a special purpose company (“SPC”), a financial institution and a syndicate of other lenders (the “Lenders”), which expired in accordance with its terms in November 2005. The Credit Facility provides State Auto Financial with greater flexibility than this prior arrangement. The Old Credit Agreement and related agreements were part of a structured contingent financing arrangement which provided State Auto Financial with up to $100.0 million of funding for reinsurance purposes if the State Auto Group were to incur catastrophe losses in excess of $120.0 million. In the event of an applicable catastrophic loss, this structured contingent financing arrangement provided that State Auto Financial would sell redeemable preferred shares to SPC which would borrow the money necessary for such purchase from the Lenders. State Auto Financial would then contribute to State Auto P&C the funds received from the sale of its preferred shares, thereby preserving the statutory surplus of State Auto P&C. State Auto P&C would use the contributed capital to pay its direct catastrophe losses and losses assumed under the intercompany catastrophe reinsurance agreement. State Auto Financial was obligated to repay SPC (which would repay the Lenders) by redeeming the preferred shares in ten semiannual installments. In the event of a default by State Auto Financial, the obligation to repay SPC was secured by a Put Agreement among State Auto Financial, Mutual and the Lenders, under which Mutual would be obligated to either purchase the preferred shares from SPC or repay SPC for the loan(s) outstanding.

For the period October 1, 2001 through December 31, 2003, Mutual entered into a stop loss reinsurance arrangement (“Stop Loss”) with the STFC Pooled Companies. Under the Stop Loss, Mutual agreed to participate in the Pooling Arrangement’s quarterly underwriting losses and gains in the manner described. If the Pooling Arrangement’s statutory loss and loss adjustment expense ratio (loss ratio) was between 70.75% and 80% (after the application of all available reinsurance), Mutual reinsured the STFC Pooled Companies 27% of the Pooling Arrangement’s losses in excess of a loss ratio of 70.75% up to 80.00%. The STFC Pooled Companies were responsible for their share of the Pooling Arrangement’s losses over the 80% threshold. Also, Mutual had the right to participate in the profits of the Pooling Arrangement. Mutual assumed 27% of the Pooling Arrangement’s underwriting profits attributable to loss ratios less than 69.25%, but more than 59.99%. During 2003, the STFC Pooled Companies ceded to Mutual, $5.6 million in losses and $12.8 million in premiums under the Stop Loss. The Stop Loss ceased at December 31, 2003.

As of July 1, 2005, SA National and Mutual terminated a reinsurance agreement between the parties that included excess of loss and quota share coverages. SA National and Mutual mutually agreed to terminate the reinsurance agreement because of SA National’s stronger surplus position, relative to the commencement date of the agreement, which makes it more efficient for SA National to retain such exposures rather than to reinsure them. Under the terms of the termination, Mutual will continue to be liable, with respect to policies in force at the termination date, for occurrences until the expiration, cancellation or next anniversary, not to exceed one year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides a summary of the ceding reinsurance transactions on the Company’s balance sheet and income statement for the reinsurance agreement between SA National and Mutual:

($ millions)	2005	2004
Balance sheet:
Losses and loss expenses payable	$5.5	5.7
Unearned premiums	$0.2	3.0

($ millions)	2005	2004	2003
Income statement:
Written premiums	$3.8	10.7	12.8
Earned premiums	$6.6	11.5	12.8
Losses and loss expenses incurred	$4.8	7.3	9.2

b. Intercompany Balances

Pursuant to the Pooling Arrangement, Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by Mutual and allocated to the pool member on the basis of pool participation. As a result, the Company has an off-balance sheet credit–risk related to the balances due to Mutual from insureds, agents and reinsurers, which is offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to Mutual from agents and insureds at December 31, 2005 and 2004 is approximately $255.1 million and $214.2 million, respectively.

c. Notes Payable

In 1999, State Auto Financial entered into a line of credit agreement with Mutual for $45.5 million in conjunction with its stock repurchase program. Principal payment was due on demand, but not later than December 31, 2005. The interest rate was adjustable annually at January 1 to reflect adjustments in the then current prime lending rate less 1.75% as well as State Auto Financial’s current financial position and for the years 2005, 2004 and 2003 was 3.50%, 2.25% and 2.50%, respectively. On December 27, 2005, State Auto Financial repaid its $45.5 million outstanding line of credit with Mutual.

On May 22, 2003, STFC Capital Trust I, State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”), issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million included in other invested assets), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

common securities (the “Trust Securities”) is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (total 8.61% at December 31, 2005). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company’s adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are not consolidated within the accompanying financial statements of the Company.

The Trust Securities are mandatorily redeemable on May 23, 2033, and may be redeemed at any time on and after May 23, 2008, at 100% of the principal amount thereof plus unpaid interest. The Trust Securities may be redeemed in whole, but not in part, at any time within 90 days following the occurrence of a “Tax Event” or “Investment Company Event” (as defined in the declaration of trust) (a) if such Tax Event or Investment Company Event occurs on or after May 23, 2008, at a redemption price equal to 100% of the principal amount thereof plus unpaid interest, and (b) if such Tax Event or Investment Company Event occurs prior to May 23, 2008, at a redemption price equal to the greater of 100% of the principal amount thereof plus accrued interest and a “make-whole” amount. The Subordinated Debentures are subject to these same redemption terms. The obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Trust Securities. No deferments have been made under the plan.

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

The Subordinated Debentures are unsecured and subordinated to all of the Company’s existing and future senior indebtedness. As sponsor of the Capital Trust, State Auto Financial incurred security issuance costs related to the Trust Preferred Capital Securities and Subordinated Debentures of $0.5 million, which is recorded in other assets and is being amortized into interest expense ($18,000 for 2005 and 2004) as the underlying interest expense is recognized on the Trust Securities.

d. Management Services

Stateco provides Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.3 million, $2.5 million and $2.2 million in 2005, 2004 and 2003, respectively, and is included in other income (affiliates).

State Auto P&C provides management and operation services to certain of Mutual’s insurance affiliates for a fee. Revenue relating to these services amounted to $0.3 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively, and is included in other income (affiliates).

e. Other Transactions

State Auto P&C’s December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

December 31, 1990 liability, if any, is to be reimbursed by Mutual to State Auto P&C in conformance with pooling percentages in place at that time. As of December 31, 2005, there has been no adverse development of the liability.

7.	Notes Payable and Derivatives

In November 2003, State Auto Financial issued $100.0 million unsecured senior notes (“Senior Notes”) bearing interest fixed at 6.25% due November 15, 2013. Interest on the Senior Notes is payable May 15 and November 15 of each year beginning May 15, 2004. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the Company subsidiaries and thereby are effectively subordinated to all Company subsidiaries’ existing and future indebtedness. State Auto Financial may redeem the Senior Notes in whole at any time or in part from time to time at State Auto Financial’s option, on at least 30 but not more than 60 days’ prior written notice, at a redemption price equal to the greater of the principal amount of such notes being redeemed on the redemption date or the make whole amount, based on U.S. Treasury rates as defined by the Senior Notes, plus in each case, accrued and unpaid interest, if any, on the Senior Notes to the redemption date. The Senior Notes issued contain certain covenants as defined in the notes, which among other things, limit State Auto Financial and its subsidiaries ability to issue indebtedness secured by the capital stock of certain State Auto Financial subsidiaries and sell the capital stock of certain State Auto Financial subsidiaries. The Senior Notes also contain a covenant that requires State Auto Financial to take certain actions in the event it engages in mergers, consolidations or sales of all or substantially all of the assets and prohibits State Auto Financial from engaging in such transaction if the Company is in default under the Senior Notes. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets and is being amortized into interest expense ($0.1 million for 2005 and 2004) as the underlying interest expense is recognized on the Trust Securities.

In October 2003, State Auto Financial entered into an interest rate swap contract for a notional amount of $25.0 million as a hedge on the ten year treasury rate in connection with the forecasted issuance of the Senior Notes. The swap contract was designated as a cash flow hedge and settled in November 2003, the pricing date of the Senior Notes, with the Company receiving $0.8 million. The gain has been recorded in accumulated other comprehensive income and is being amortized as an offset to interest expense ($0.1 million for 2005 and 2004) as the underlying interest expense is recognized for the Senior Notes.

In November 2003, State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable rate equal to six month LIBOR plus 1.25 percent with LIBOR to be determined the last day of each interest reset period (total 2.47% at December 31, 2003). The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. Recorded in other assets at December 31, 2003, the fair market value of the fixed to floating interest rate swap was $0.5 million of which $0.2 million related to net accrued interest to be received and reduce reported interest expense in the period. During March 2004, State Auto Financial terminated its interest rate swap contract entered into in November 2003 and received proceeds of $2.9 million. Of the $2.9 million received, $2.3 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.6 million related to net swap payments from inception to termination and was recorded as an offset to interest expense.

In May 2004, State Auto Financial entered into an interest rate swap contract for a notional amount of $50.0 million, receiving semiannual payments at a fixed rate of 6.25% and making semiannual payments at a variable

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

rate equal to the six month LIBOR plus 0.94% with LIBOR to be determined the last day of each interest reset period. The swap contract was designated as a fair value hedge to protect against changes in fair value of the Senior Notes. During August 2004, State Auto Financial terminated the interest rate swap contract entered into in May 2004 and received proceeds of $1.8 million. Of the $1.8 million received, $1.5 million settled future net swap payments and was deferred in notes payable and will be amortized as an offset to interest expense over the life of the Senior Notes. The remaining $0.3 million related to net swap payments from inception to termination and was recorded as an offset to interest expense. The amount of hedge ineffectiveness, in all periods presented, was not material.

In November 2005, State Auto Financial entered into a Credit Agreement (the “Credit Agreement”) with a financial institution and a syndicate of other lenders to provide for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. At the present time, the Company intends to use the Credit Facility for catastrophe loss purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. In addition to paying a quarterly fee to have these funds available, the Credit Agreement contains certain covenants, including financial covenants that require State Auto Financial to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. As of December 31, 2005, State Auto Financial had no borrowings under the Credit Agreement and was in compliance with all its covenants.

See discussion of affiliate notes payable at Note 6c. Notes payable at December 31, consisted of the following:

($ millions, except interest rates)	2005			2004
	Carrying Value	Fair Value	Interest Rate	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$103.2	$101.3	6.25%	$103.5	$108.0	6.25%
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6c)	15.5	15.5	8.61	15.5	15.5	6.60
Affiliate note payable due on demand prior to December 31, 2005: issued $45.5, June 1999 with variable interest (see Note 6c)	—	—	—	45.5	45.5	3.50

Total Notes Payable	$118.7	$116.8		$164.5	$169.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

8. Federal Income Taxes

A reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the year ended December 31, is summarized as follows:

($ millions)	2005	%	2004	%	2003	%
Amount at statutory rate	$60.2	35	$53.1	35	$29.1	35
Tax-free interest and dividends received deduction	(14.0)	(8)	(11.2)	(7)	(9.7)	(12)
Other, net	(0.1)	—	(0.3)	(1)	0.3	1

Effective tax and rate	$46.1	27	$41.6	27	$19.7	24

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, are presented below:

($ millions)	2005	2004
Deferred tax assets:
Unearned premiums not currently deductible	$29.9	28.5
Losses and loss expenses payable discounting	24.6	23.1
Postretirement benefit liabilities	22.9	20.2
Other	7.4	5.8

Total deferred tax assets	84.8	77.6

Deferred tax liabilities:
Deferral of policy acquisition costs	37.1	34.1
Net prepaid pension expense	18.8	17.8
Unrealized holding gains on investments	18.0	28.2
Other	0.8	0.7

Total deferred tax liabilities	74.7	80.8

Net deferred tax asset (liability)	$10.1	(3.2)

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

9. Pension and Postretirement Benefit Plans

The Company provides a defined benefit plan for its eligible employees. Substantially all Company employees become eligible to participate the year after becoming 20 years of age and vest with 5 years of credited service or attained age 65. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provided guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Company and its actuarial advisors completed a review of its plan provisions and concluded that the benefits provided by its plan are actuarially equivalent to Medicare Part D and will be entitled to the subsidy. The Company determined that the enactment of the Act was not a significant event and incorporated the effect of the Act in the most recent measurement date pursuant to FSP 106-2.

The Company used September 30, 2005 and 2004, to determine the pension and postretirement benefit measurements. The accumulated benefit obligation with respect to the pension benefit plan was $171.8 million and $148.3 million as of December 31, 2005 and 2004, respectively.

Information regarding the Company’s pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status as of December 31, are as follows:

($ millions)	Pension		Postretirement
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$175.4	164.0	101.5	79.1
Change in plan provisions	—	1.9	—	—
Service cost	8.0	7.8	4.4	3.6
Interest cost	11.2	10.4	6.5	5.0
Actuarial loss	23.2	1.3	(0.3)	16.8
Contributions	—	—	(2.9)	(3.0)
Benefits paid	(11.0)	(10.0)	—	—

Benefit obligation at end of year	$206.8	175.4	109.2	101.5

Change in plan assets:
Fair value of plan assets at beginning of year	$176.8	161.0	2.1	2.0
Employer contribution	7.5	9.5	—	—
Actual gain return on plan assets	10.1	16.3	—	—
Benefits paid	(11.0)	(10.0)	—	—
Expected return on plan assets	—	—	0.1	0.2
Loss on assets	—	—	(0.1)	(0.1)

Fair value of plan assets at end of year	$183.4	176.8	2.1	2.1

Funded status	$(23.5)	1.3	(107.1)	(99.5)
Unrecognized transition asset	(3.6)	(4.2)	—	—
Unrecognized prior service cost	3.9	4.3	3.7	4.1
Unrecognized net loss	82.4	53.5	18.5	19.4

Net prepaid benefit (accrued obligation) at end of year	59.2	54.9	(84.9)	(76.0)
Amounts recognized in the statement of financial position consist of the following:
SERP (definition follows) liability	—	—	(4.3)	(4.1)

Net prepaid benefit (accrued obligation) recognized	$59.2	54.9	(89.2)	(80.1)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Information regarding the Company’s pension and postretirement benefit plans’ components of net periodic (benefit) cost for the year ended December 31, are as follows:

($ millions)	Pension			Postretirement
	2005	2004	2003	2005	2004	2003
Components of net periodic (benefit) cost:
Service cost	$8.0	7.8	7.0	4.4	3.6	3.2
Interest cost	11.2	10.4	9.9	6.5	5.0	4.7
Expected return on plan assets	(16.9)	(16.8)	(16.7)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	0.4	0.3	0.3	0.5	0.5	0.5
Amortization of transition asset	(0.6)	(0.6)	(0.7)	—	—	—
Amortization of net gain	1.1	0.4	—	0.6	—	—

Net periodic (benefit) cost	$3.2	1.5	(0.2)	11.8	8.9	8.2

The Company had no additional minimum liability included in other comprehensive income for the pension plan for 2005, 2004 and 2003.

Summarized in the following table are the weighted average assumptions used to determine the Company’s benefit obligations for the year ended December 31:

	Pension		Postretirement
	2005	2004	2005	2004
Benefit obligations weighted-average assumptions:
Discount rate	5.75%	6.50%	5.75%	6.50%
Rates of increase in compensation levels	5.00	5.00	—	—

Summarized in the following table are the weighted average assumptions used to determine the Company’s net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:

	Pension			Postretirement
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions:
Discount rate	6.50%	6.50%	6.75%	6.50%	6.50%	6.75%
Expected long-term rate of return on assets	9.00	9.00	9.00	9.00	9.00	9.00
Rates of increase in compensation levels	5.00	5.00	5.00	—	—	—

The Company’s defined benefit plan obligations are long-term in nature and consequently the investment strategies have a long-term time horizon. In establishing the long term rate of return assumption on plan assets, management, along with its pension consulting actuary, reviews the historical performance of the plan assets and the stability in mix of investment portfolio. The expected inflation rate and expected real rates of return of applicable asset classes are then determined to assist in setting appropriate assumptions. The relatively stable investment strategy between fixed maturities and equity securities has produced a 10 year average rate of return on plan assets through September 30, 2005 of 9.51%.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The assumed health care cost trend rates used for the year ended December 31, are as follows:

	Postretirement
	2005	2004	2003
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2009	2008

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A one percentage point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2005:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$2.6	$(2.0)
Effect on accumulated postretirement benefit obligation	22.6	(17.9)

The Company’s pension and postretirement benefit plans’ weighted average asset allocations by asset category at the plans’ measurement date of September 30, 2005 and 2004, respectively, are as follows:

	Pension		Postretirement
	2005	2004	2005	2004
Asset Category:
Equity securities	65.4%	59.8%	—	—
Fixed maturity securities	34.5	39.2	100.0%	100.0%
Preferred securities	—	1.0	—	—
Cash and cash equivalents	0.1	—	—	—

Total	100.0	100.0	100.0	100.0

The plan’s investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the plans’ obligations. The plans’ investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long term relatively high risk tolerance. Since the nature and timing of the plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. Therefore, the Trustees of the plan have authorized that at least 75% of the plans’ assets should be in public marketable securities. Bond investments will normally range from 10 to 20 years in maturity. Debt instruments, convertible debt and preferred stock are rated “A” or better by two major rating services. The equity portfolio is comprised primarily of large capitalization, high quality stocks with a strong earnings growth and dividends payment history. Total holding of a specific stock cannot exceed 2% of the outstanding stock. No one equity holding can be greater than 5% of the total equity portfolio. Total holdings of bonds and stocks of any one corporation cannot exceed 5% of assets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table summarizes the plans’ permitted asset allocation exposure range as a percent of total assets’ fair market value:

Investment Instrument:	Exposure Range
(0 to 100%)
Cash and cash equivalents	10
U.S. governments debt	100
U.S. government agencies debt	50
Corporate debt	20
Preferred securities	10
Equity securities	70
Convertible securities	25
Private placement and other	6

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. This range is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute approximately $10.0 million during 2006 to its pension plan, depending on the actuarially calculated funding requirements of such plan. Postretirement and SERP plan payments are deductible for tax purposes when paid.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ millions)	Pension	Postretirement
2006	$7.9	3.4
2007	7.9	3.7
2008	8.0	3.9
2009	8.2	4.3
2010	8.4	4.7
2011 and thereafter	55.2	31.0

All Company and affiliate personnel are employees of State Auto P&C. The Company, through State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The net prepaid pension expense is carried on the financial statements of the Company, and the annual periodic pension benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company’s share of the 2005 and 2004 net periodic costs were $3.2 million and $1.5 million, respectively, and for 2003 net periodic benefit was $0.2 million.

The postretirement net accrued obligation is also carried on the financial statements of the Company and the annual periodic postretirement benefit or cost is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company’s share of the 2005, 2004 and 2003 net periodic costs were $11.8 million, $8.9 million and $8.2 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Also, the Company has a supplemental executive retirement plan (“SERP”) for which the accrued obligation at December 31, 2005 and 2004 was $4.3 million and $4.1 million, respectively, that is included in the balance sheet postretirement benefit liabilities amount.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 2% of contributions of participants’ salary at the rate of 75 cents for each dollar contributed. Participant contributions of 3% to 6% are matched at a rate of 50 cents for each dollar contributed. The Company’s share of the expense under the plan totaled $2.4 million, $2.2 million and $2.1 million for the years 2005, 2004 and 2003, respectively.

10.	Stockholders’ Equity

a. Treasury Shares

On March 1, 2002, the State Auto Financial’s Board of Directors approved a plan to repurchase up to 1.0 million shares of common stock from the public over a period extending to and through December 31, 2003. Through December 31, 2003, State Auto Financial repurchased 0.5 million shares from the public under this plan of which 0.1 million was purchased during 2003. Repurchases during 2003 were funded through dividends from subsidiaries.

b. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank, Farmers, SA Ohio and SA National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $121.2 million, less any dividend payments in the preceding twelve month period, is available for payment to State Auto Financial in 2006 without prior approval. State Auto Financial received dividends of $40.5 million and $12.0 million from its insurance subsidiaries in 2005 and 2004, respectively.

Reconciliations of statutory capital and surplus and net income (loss), as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements as of December 31, are as follows:

($ millions)	2005	2004
Statutory capital and surplus of insurance subsidiaries	$706.1	628.5
Net deficit of non-insurance parent and affiliates	(67.1)	(103.6)

	639.0	524.9
Increases (decreases):
Deferred policy acquisition costs	106.0	97.5
Net prepaid pension expense	59.2	54.9
Postretirement benefit liability	(31.7)	(27.8)
Deferred federal income taxes	(34.7)	(45.1)
Fixed maturities at fair value	20.1	50.2
Other, net	5.6	3.6

Stockholders’ equity per accompanying consolidated financial statements	$763.5	658.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2005	2004	2003
Statutory net income of insurance subsidiaries	$123.7	109.8	54.5
Net income (loss) of non-insurance parent and affiliates	(2.1)	(0.6)	1.6

	121.6	109.2	56.1
Increases (decreases):
Deferred policy acquisition costs	8.5	10.4	9.2
Net prepaid pension benefit	(3.2)	(1.5)	0.2
Postretirement benefit expense	(3.9)	(3.2)	(2.6)
Deferred federal income taxes	2.7	(1.4)	(1.2)
Other, net	0.2	(3.5)	1.9

Net income per accompanying consolidated financial statements	$125.9	110.0	63.6

11.	Preferred Stock

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

The Company maintains stock-based compensation plans for its key employees and outside, or non-employee, directors. The stock-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”). In May 2005, the Company’s shareholders approved amendments to, and a restatement of, the Equity Plan, which was formerly called the 2000 Stock Option Plan. The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “Outside Directors RSU Plan”), which was approved by the Company’s shareholders in May 2005. The Outside Directors RSU Plan replaced the 2000 Directors Stock Option Plan for outside directors (the “Outside Directors Stock Option Plan”).

The 2000 Stock Option Plan provided only for the award of qualified and nonqualified stock options. The Equity Plan now provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan (5.0 million common shares under the 2000 Stock Option Plan). As of December 31, 2005, a total of 1,821,211 common shares were available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

During both 2005 and 2004, options to purchase 0.4 million common shares were granted to key employees under the Equity Plan. The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted in 2005 and 2004 generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant.

The Company also has a broad-based employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2.4 million common shares under this plan. As of December 31, 2005, a total of 2.2 million common shares have been purchased under this plan.

Under the Outside Directors Stock Option Plan, following each annual meeting of shareholders outside directors received non-qualified options to purchase 4,200 common shares at an option price equal to the fair market value of the common shares at the close of business on the last trading day immediately prior to the date of the annual meeting. These non-qualified options vested upon grant and are exercisable for 10 years from the date of grant. On May 11, 2005 (the date of the Company’s 2005 annual meeting of shareholders), the Outside Directors Stock Option Plan was amended to prohibit the grant of further options under the plan.

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. In 2005, a total of 9,800 RSU awards were made to outside directors. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the Outside Directors RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the Outside Directors RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The Outside Directors RSU Plan automatically terminates on May 31, 2015.

The Company uses the intrinsic value based method of accounting for the RSUs, under which accumulated compensation cost is equal to 100% of the total number of the RSUs awarded, plus any dividend equivalents, multiplied by the quoted market price of the Company stock at each reporting date. The amount of the award is recognized as compensation cost upon grant as vesting is immediate. Compensation cost charged to expense with respect to RSUs was $0.4 million for 2005.

The Company has a stock option incentive plan for certain designated independent insurance agencies that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

this plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term. The Company has accounted for this plan in its accompanying financial statements at fair value. Expenses associated with this plan of $0.3 million, $0.2 million and $0.3 million were recognized in 2005, 2004 and 2003, respectively.

The fair value of the agent options granted was estimated at the reporting date or vesting date using the Black-Scholes-Merton option-pricing model. The weighted average fair value and related assumptions are as follows:

	December 31
	2005	2004	2003
Fair value	$18.24	13.97	13.37
Dividend yield	0.99%	0.75%	0.78%
Risk free interest rate	4.3%	4.1%	4.1%
Expected volatility factor	33.6%	36.6%	36.4%
Expected life in years	6.4	8.6	8.9

A summary of the Company’s total stock option activity and related information for these plans for the years ended December 31, follows:

($ millions, except per share amounts)	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2.6	$16.46	2.6	$12.84	2.8	$10.98
Granted	0.4	26.48	0.4	30.33	0.4	18.51
Exercised	(0.4)	9.88	(0.4)	9.33	(0.6)	7.22
Canceled	—	23.34	—	24.25	—	16.24

Outstanding, end of year	2.6	$18.76	2.6	$16.46	2.6	$12.84

A summary of information pertaining to the total options outstanding and exercisable as of December 31, 2005 follows:

($ millions, except per share amounts)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
Less than $10.00	0.2	1.0	$7.81	0.2	$7.81
$10.01 - $20.00	1.6	5.1	15.05	1.5	14.77
$20.01 - $30.00	0.4	9.3	26.31	—	24.69
Greater than $30.01	0.4	8.4	30.86	0.2	30.86

	2.6	6.0	$18.76	1.9	$15.49

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

13.	Net Earnings Per Common Share

The following table sets forth the compilation of basic and diluted net earnings per common share for the year ended December 31:

($ millions, except per share amounts)	2005	2004	2003
Numerator:
Net earnings for basic and diluted earnings per common share	$125.9	110.0	63.6

Denominator:
Weighted average shares for basic net earnings per common share	40.3	39.9	39.3
Effect of dilutive stock options	0.8	0.9	0.9

Adjusted weighted average shares for diluted net earnings per common share	$41.1	40.8	40.2

Basic net earnings per common share	$3.12	2.76	1.62

Diluted net earnings per common share	$3.06	2.70	1.58

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price for the year ended December 31:

(in millions)	2005	2004	2003
Number of options	0.4	0.4	None

14.	Other Comprehensive Income

The related federal income tax effect of each component of other comprehensive income (loss) for the year ended December 31, is as follows:

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2005:

Net unrealized holding losses on securities:
Unrealized holding losses arising during the year	$(23.4)	8.3	(15.1)
Reclassification adjustments for gains realized in net income	5.6	(2.0)	3.6

Net unrealized holding losses	(29.0)	10.3	(18.7)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive losses	$(29.1)	10.3	(18.8)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2004:

Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$8.0	(2.9)	5.1
Reclassification adjustments for gains realized in net income	7.6	(2.7)	4.9

Net unrealized holding gains	0.4	(0.2)	0.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive income	$0.3	(0.2)	0.1

2003:

Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$25.5	(8.9)	16.6
Reclassification adjustments for gains realized in net income	10.6	(3.7)	6.9

Net unrealized holding gains	14.9	(5.2)	9.7
Gain on derivative used in cash flow hedge	0.8	—	0.8

Other comprehensive income	$15.7	(5.2)	10.5

15.	Reportable Segments

At December 31, 2005, the Company has three reportable segments: standard insurance, nonstandard insurance, and investment management services. The reportable segments are business units managed separately because of the differences in products or service they offer, type of customer they serve or because of management considerations. The standard and nonstandard segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, distributing products through the independent insurance agency system.

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

The investment management services segment manages the investment portfolios of affiliated insurance companies. Beginning January 1, 2006, this segment will no longer be reported as a separate segment as its results no longer meet the quantitative thresholds for separate presentation as a reportable segment, even with consideration of aggregation of other segments with similar economic characteristics, among other factors.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides financial information regarding the Company’s reportable segments for the year ended December 31:

($ millions)	2005	2004	2003
Revenues from external customers:
Standard insurance	$1,070.2	1,001.4	939.0
Nonstandard insurance	57.3	76.1	85.8
Investment management services	2.7	2.9	2.5
All other	2.6	3.6	3.6

Total revenues from external customers	1,132.8	1,084.0	1,030.9
Intersegment revenues:
Standard insurance	0.1	0.2	0.1
Investment management services	7.5	6.6	5.9
All other	1.4	1.7	1.9

Total intersegment revenues	9.0	8.5	7.9

Total revenue	1,141.8	1,092.5	1,038.8
Reconciling items:
Intersegment revenues	(9.0)	(8.5)	(7.9)
Corporate revenues	1.1	0.8	0.2
Net realized gains on investment	5.6	7.6	10.6

Total consolidated revenues	$1,139.5	1,092.4	1,041.7

Segment profit (loss):
Standard insurance	$168.7	141.5	66.4
Nonstandard insurance	9.1	10.2	7.0
Investment management services	1.7	2.0	1.5
All other	(1.0)	1.0	2.2

Total segment profit	178.5	154.7	77.1
Reconciling items:
Corporate expenses	(12.1)	(10.7)	(4.4)
Net realized gains on investments	5.6	7.6	10.6

Total consolidated income before federal income taxes	$172.0	151.6	83.3

Net investment income:
Standard insurance	$73.1	66.1	61.0
Nonstandard insurance	4.1	4.5	3.3
Investment management services	0.2	0.2	0.1
All other	0.2	0.2	0.1

Total net investment income	77.6	71.0	64.5
Reconciling items:
Corporate net investment income	1.1	0.8	0.1

Total consolidated net investment income	$78.7	71.8	64.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	December 31
	2005	2004
Segment assets:
Standard insurance	$2,147.4	1,970.0
Nonstandard insurance	112.9	130.5
Investment management services	7.1	8.3
All other	14.3	14.0

Total segment assets	2,281.7	2,122.8
Reconciling items:
Corporate assets	32.1	40.4
Reclassification adjustments in consolidation	(38.9)	5.2

Total consolidated assets	$2,274.9	2,168.4

Revenues from external customers include the following products and services for the year ended December 31:

($ millions)	2005	2004	2003
Earned premiums:
Standard insurance:
Automobile – Personal	$385.7	384.9	365.9
Automobile – Commercial	103.2	99.8	99.7
Homeowners and farmowners	195.1	165.9	148.6
Commercial multi-peril	84.5	78.9	79.2
Workers’ compensation	34.4	30.9	32.6
Fire and allied	84.8	76.8	66.7
Other liability and products liability	76.7	67.2	56.2
Other lines	32.8	30.9	29.4

Total standard insurance earned premiums	997.2	935.3	878.3
Total nonstandard insurance earned premiums	53.1	71.5	82.3

Total earned premiums	1,050.3	1,006.8	960.6
Investment management services	2.3	2.5	2.2
Net investment income	77.6	71.0	64.5
Other income	2.6	3.7	3.6

Total revenues from external customers	$1,132.8	1,084.0	1,030.9

The standard insurance segment participates in a reinsurance pooling agreement with other standard insurance affiliates. For discussion regarding this arrangement and this segment contribution to the pool and participation in the pool, see Note 6. Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

16.	Quarterly Financial Data (Unaudited)

($ millions, except per share amounts)	2005
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$285.9	284.2	288.5	280.9
Income before federal income taxes	57.8	54.4	20.2	39.6
Net income	40.8	38.8	16.8	29.5
Net earnings per common share:
Basic	1.02	0.96	0.41	0.73
Diluted	1.00	0.94	0.41	0.71

($ millions, except per share amounts)	2004
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$273.1	273.1	273.2	273.0
Income before federal income taxes	46.0	49.2	2.6	53.8
Net income	32.4	34.6	5.0	38.0
Net earnings per common share:
Basic	0.82	0.87	0.12	0.95
Diluted	0.80	0.85	0.12	0.93

17.	Contingencies

The Company’s insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policies at December 31, 2005. In the opinion of management, the effects, if any, of such litigation and published court decisions are not expected to be material to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The following report is provided by the Company’s management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

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

3.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in the 2006 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Form 10-K, which information is also incorporated by reference into this Item 10.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 3, 2006, the members of the Audit Committee were Richard K. Smith, David J. D’Antoni and Paul S. Williams. Mr. Smith is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Smith is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by the Company’s officers and directors and persons owning more than 10% of a registered class of the Company’s equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which shareholders may recommend nominees to the Company’s Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2006 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2005 annual meeting of shareholders.

The Company’s Board of Directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics has been posted on the Company’s website at www.stfc.com under “Corporate Governance.” Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on the Company’s website described above within four business days following its occurrence.

Item 11. Executive Compensation

Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Performance Graph” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Transactions” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Public Accountants” in the 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) LISTING	OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

(a)(2) LISTING	OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2005, 2004 and 2003 are included in Item 14(d) following the signatures and should be read in conjunction with the consolidated financial statements contained in this Form 10-K.

Schedule Number	Schedule

I.	Summary of Investments – Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)    LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

4.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation, and Articles 1, 3, 5 and 9 of the Company’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 3(A) and 3(B) therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (e) therein)

10.03*	1991 Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.04*	Amendment Number 1 to the 1991 Stock Option Plan	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.05*	Amendment Number 2 to the 1991 Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.06*	Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.01) therein)

10.07*	1991 Directors’ Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.08*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

10.09*	Second Amendment to 1991 Directors’ Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.10*	2000 Directors Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.11*	First Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.12*	Second Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.13*	Third Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.14*	Fourth Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

10.15*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.66 therein)

10.16	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.17	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Included herein

10.18	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Included herein

10.19	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Included herein

10.20	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Included herein

10.21	Credit Agreement dated as of June 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended June 30, 1999 (see Exhibit 10(LL) therein)

10.22	First Amendment to the June 1, 1999 Credit Agreement dated November 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(AA) therein)

10.23	Second Amendment to the June 1, 1999 Credit Agreement dated December 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended March 31, 2000 (see Exhibit 10(BB) therein)

10.24*	Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert H. Moone	Form 10-Q for the period ending June 30, 2003 (see 10(WW) therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.25*	First Amendment to Employment Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.59 therein)

10.26	Employment Agreement dated as of March 2, 2006, between State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Included herein

10.27*	Amended and Restated Executive Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.58 therein)

10.28*	Form of Executive Agreement between State Auto Financial Corporation and certain executive officers	Form 10-K Annual Report for the year ended December 31, 2000 (see Exhibit 10(CC) therein)

10.29	Form of Executive Agreement between State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Included herein

10.30	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q for the period ending June 30, 2003 (see 10(XX) therein)

10.31	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q for the period ending June 30, 2003 (see 10(YY) therein)

10.32	Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2004	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.43 therein)

10.33	Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2005	Included herein

10.34	Endorsement No. 1 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective November 9, 2005	Included herein

10.35	Put Agreement among State Automobile Mutual Insurance Company, State Auto Financial Corporation and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.02 therein)

10.36	Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.03 therein)

10.37	Credit Agreement Among SAF Funding Corporation, The Lenders and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.01 therein)

10.38	Standby Confirmation, effective November 10, 2004, to the Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.47 therein)

10.39	Acknowledgment of Extension and First Amendment to Put Agreement effective November 10, 2004	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.48 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.40	Confirmation of Extension and First Amendment to Credit Agreement effective November 10, 2004	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.49 therein)

10.41	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank as Trustee	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.42	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.43

Credit Agreement dated as of November 9, 2005, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as lenders, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender

Form 8-K current Report filed on November 14, 2005 (see Exhibit 10.1 therein)

10.44	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(OO) therein)

10.45

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, an Ohio corporation, State Auto Property and Casualty Insurance Company, a South Carolina corporation and Midwest Security Insurance (nka State Auto Insurance Company of Wisconsin), a Wisconsin corporation

Included herein

10.46

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company

Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.55 therein)

10.47

Management and Operations Agreement, Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance

Form 10-Q for the period ending March 31, 2005 (see Exhibit 10.56 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC
Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC

10.48*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.60 therein)

10.49	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Included herein

10.50*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.62 therein)

10.51

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Included herein

10.52*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.63 therein)

10.53*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.61 therein)

10.54	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Included herein

10.55*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.64 therein)

10.56*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.65 therein)

10.57*	Amended and Restated SERP of State Auto Mutual effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.58*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.59*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Included herein

10.60

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Included herein

10.61*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Included herein

10.62*	State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amended and restated as of March 1, 2001)	Included herein

10.63*	First Amendment to the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of November 22, 2002)	Included herein

10.64

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, and State Auto Property and Casualty Insurance Company regarding the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan

Included herein

10.65*	Form of State Auto Property & Casualty Insurance Company’s Incentive Deferred Compensation Agreement	Included herein

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney – Paul W. Huesman and David J. D’Antoni	Form 10-Q for the period ended June 30, 1997 (see Exhibit 24(C) therein)

24.02	Power of Attorney – John R. Lowther	Form 10-Q for the period ended March 31, 1998 (see Exhibit 24(D) therein)

24.03	Power of Attorney –Robert P. Restrepo, Jr.	Included herein

24.04	Power of Attorney – Richard K. Smith	Form 10-K Annual Report for the year ended December 31, 2000 (See Exhibit 24(D) therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

24.05	Power of Attorney – S. Elaine Roberts	Form 10-K Annual Report for the year ended December 31, 2002 (See Exhibit 24(F) therein)

24.06	Power of Attorney – Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2003 (See Exhibit 24.06 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*Constitutes	either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

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

STATE AUTO FINANCIAL CORPORATION

Dated: March 13, 2006	/S/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 13, 2006

/S/ STEVEN J. JOHNSTON Steven J. Johnston	Chief Financial Officer, Senior Vice President, and Treasurer (principal financial officer)	March 13, 2006

/S/ CYNTHIA A. POWELL Cynthia A. Powell	Vice President and Controller (principal accounting officer)	March 13, 2006

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 13, 2006

PAUL W. HUESMAN* Paul W. Huesman	Director	March 13, 2006

JOHN R. LOWTHER* John R. Lowther	Director	March 13, 2006

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 13, 2006

RICHARD K. SMITH* Richard K. Smith	Director	March 13, 2006

PAUL S. WILLIAMS* Paul S. Williams	Director	March 13, 2006

*	Steven J. Johnston by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/S/ STEVEN J. JOHNSTON Steven J. Johnston Attorney in Fact	March 13, 2006

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2005

($ millions)
Available for Sale Type of Investments	Cost(1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
U.S. Treasury securities & obligations	$239.8	238.5	238.5
States & political subdivisions	1,097.3	1,118.5	1,118.5
Corporate securities	14.0	14.6	14.6
Mortgage-backed securities of U.S. government agencies	240.3	239.8	239.8
Other debt securities	5.9	5.9	5.9

Total fixed maturities	1,597.3	1,617.3	1,617.3
Equity securities:
Common stocks:
Consumer	65.6	74.1	74.1
Technologies	24.8	27.1	27.1
Pharmaceuticals	10.3	10.3	10.3
Financial services	66.8	78.7	78.7
Manufacturing & other	57.3	65.4	65.4

Total equity securities	224.8	255.6	255.6
Other invested assets	6.2	7.0	7.0

Total investments	$1,828.3	1,879.9	1,879.9

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

	December 31
($ millions)	2005	2004
ASSETS
Fixed maturities, available for sale, at fair value	$13.0	10.4
Equity securities, available for sale, at fair value	8.4	8.4
Investments in common stock of subsidiaries (equity method)	846.6	777.9
Other invested assets, at fair value	1.3	1.2
Cash and cash equivalents	7.9	18.5
Real estate	—	0.3
Other assets	2.2	2.2
Federal income tax	5.3	5.6
Deferred federal income tax	0.5	0.2

Total assets	$885.2	824.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable (affiliates $15.5 and $61.0, respectively)	$118.7	164.5
Due to affiliates	0.8	0.4
Accrued expenses	2.2	1.6

Total liabilities	121.7	166.5
STOCKHOLDERS’ EQUITY
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value.
Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.1 and 44.7 issued, respectively, at stated value of $2.50 per share	112.8	111.8
Less 4.6 treasury shares, at cost	(56.8)	(56.5)
Additional paid-in capital	70.2	64.1
Accumulated other comprehensive income	34.3	53.1
Retained earnings	603.0	485.7

Total stockholders’ equity	763.5	658.2

Total liabilities and stockholders’ equity	$885.2	824.7

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Income

	Year ended December 31
($ millions)	2005	2004	2003
Investment income	$1.1	0.8	0.2
Net realized gain on investments	—	0.1	—

Total revenue	1.1	0.9	0.2
Interest expense (affiliate $2.8, $1.9, and $1.6, respectively)	8.8	7.3	3.0
Other operating expenses	3.2	2.8	3.0

Total expenses	12.0	10.1	6.0

Loss before federal income taxes	(10.9)	(9.2)	(5.8)
Federal income tax benefit	(3.3)	(4.3)	(1.5)

Net loss before equity in net income of subsidiaries	(7.6)	(4.9)	(4.3)
Equity in net income of subsidiaries	133.5	114.9	67.9

Net income	$125.9	110.0	63.6

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statements of Cash Flows

	Year Ended December 31
($ millions)	2005	2004	2003
Cash flows from operating activities:
Net income	$125.9	110.0	63.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	0.1	0.1	0.9
Net realized gain on investments	—	(0.1)	—
Equity in net income from consolidated subsidiaries	(133.5)	(114.9)	(68.0)
Changes in operating assets and liabilities:
Accrued expenses and due to affiliates	1.0	—	1.4
Other assets	(0.3)	0.2	(0.3)
Federal income taxes	1.9	0.9	1.2

Net cash used in operating activities	(4.9)	(3.8)	(1.1)

Cash flows from investing activities:
Capitalization of subsidiary	(1.5)	(0.5)	(84.0)
Dividends received from consolidated subsidiaries	47.6	16.0	2.7
Purchase fixed maturities	(9.0)	(18.7)	(9.6)
Purchase equity securities	(1.9)	(3.6)	(6.0)
Purchase other invested assets	—	—	(1.1)
Maturities of fixed maturities	2.6	—	—
Sale of fixed maturities	3.9	17.8	—
Sale of equity securities	1.7	2.0	—
Disposal of fixed assets	0.3	—	—

Net cash provided by (used in) investing activities	43.7	13.0	(98.0)

Cash flows from financing activities:
Proceeds from issuance of debt to bank	—	—	115.5
Debt issuance costs	—	—	(2.1)
Net proceeds from sale of common stock	4.7	5.6	4.7
Payments to acquire treasury stock	—	—	(0.7)
Proceeds from terminating hedge derivatives	—	3.8	0.8
Repayment of debt	(45.5)	—	(15.0)
Payment of dividends	(8.6)	(2.3)	(2.0)

Net cash (used in) provided by financing activities	(49.4)	7.1	101.2

Net increase (decrease) in cash and invested cash	(10.6)	16.3	2.1

Cash and cash equivalents at beginning of year	18.5	2.2	0.1

Cash and cash equivalents at end of year	$7.9	18.5	2.2

Supplemental Disclosures:
Cash received for federal income taxes	$5.1	5.2	2.7

Cash paid for interest	$9.0	8.2	3.2

Note to condensed financial statements:

In the parent-company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in net income from consolidated subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2005, 2004, and 2003

($ millions)	Deferred policy acquisition cost	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Segment
Year ended December 31, 2005:
Standard insurance segment	$103.0	$696.9	$418.2	—	$997.2
Nonstandard insurance segment	3.0	31.8	14.7	—	53.1

Total	106.0	728.7	432.9	—	1,050.3

Year ended December 31, 2004:
Standard insurance segment	$93.7	$641.6	$393.3	—	$935.3
Nonstandard insurance segment	3.8	40.2	21.7	—	71.5

Total	97.5	681.8	415.0	—	1,006.8

Year ended December 31, 2003:
Standard insurance segment	$82.6	$599.4	$376.1	—	$878.3
Nonstandard insurance segment	4.5	43.6	28.2	—	82.3

Total	87.1	643.0	404.3	—	960.6

($ millions) Segment	Net investment income(1)	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses(1)	Premiums written
Year ended December 31, 2005:
Standard insurance segment	$73.1	$579.2	$241.8	$79.4	$1,020.6
Nonstandard insurance segment	4.1	34.2	10.0	1.7	48.9
Investment management services	0.2	—	—	—	—
All other	0.2	—	—	—	—
Corporate	1.1	—	—	—	—

Total	78.7	613.4	251.8	81.1	1,069.5

Year ended December 31, 2004:
Standard insurance segment	$66.1	$568.8	$214.6	$76.1	$952.2
Nonstandard insurance segment	4.5	50.4	12.7	0.9	65.9
Investment management services	0.2	—	—	—	—
All other	0.2	—	—	—	—
Corporate	0.8	—	—	—	—

Total	71.8	619.2	227.3	77.0	1,018.1

Year ended December 31, 2003:
Standard insurance segment	$61.0	$589.0	$195.1	$83.0	$906.9
Nonstandard insurance segment	3.3	62.2	13.8	(0.1)	80.4
Investment management services	0.1	—	—	—	—
All other	0.1	—	—	—	—
Corporate	0.1	—	—	—	—

Total	64.6	651.2	208.9	82.9	987.3

(1)	Net investment income and other operating expenses are allocated to segments on a legal entity basis.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE IV – REINSURANCE

Years Ended December 31, 2005, 2004, and 2003

($ million, except percentages)	Gross Amount	Ceded to		Assumed from		Net Amount	Percentage of amount assumed to net(2)
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Year ended December 31, 2005:
property-casualty earned premiums	$746.9	$16.4	$683.4	$6.1	$997.1	$1,050.3	0.6%
Year ended December 31, 2004:
property-casualty earned premiums	741.4	15.4	657.8	6.1	932.5	1,006.8	0.6%
Year ended December 31, 2003:
property-casualty earned premiums	679.9	12.8	603.8	4.9	892.4	960.6	0.5%

(1) These columns include the effect of intercompany pooling.

(2) Calculated as earned premiums assumed from outside companies to net amount.

Exhibit Index

Exhibit No.		Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01		State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02		State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03		State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04		State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

4.01		State Auto Financial Corporation’s Amended and Restated Articles of Incorporation, and Articles 1, 3, 5 and 9 of the Company’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 3(A) and 3(B) therein)

10.01		Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02		Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (e) therein)

10.03	*	1991 Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.04	*	Amendment Number 1 to the 1991 Stock Option Plan	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.05	*	Amendment Number 2 to the 1991 Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.06	*	Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.01) therein)

10.07	*	1991 Directors’ Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.08	*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

10.09	*	Second Amendment to 1991 Directors’ Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.10	*	2000 Directors Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

Exhibit No.		Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.11	*	First Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.12	*	Second Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.13	*	Third Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.14	*	Fourth Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

10.15	*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.66 therein)

10.16		Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.17		Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Included herein

10.18		Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Included herein

10.19		Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Included herein

10.20		Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Included herein

10.21		Credit Agreement dated as of June 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended June 30, 1999 (see Exhibit 10(LL) therein)

10.22		First Amendment to the June 1, 1999 Credit Agreement dated November 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-K Annual Report for the year ended December 31, 1999 (see Exhibit 10(AA) therein)

10.23		Second Amendment to the June 1, 1999 Credit Agreement dated December 1, 1999 between State Auto Financial Corporation and State Automobile Mutual Insurance Company	Form 10-Q for the period ended March 31, 2000 (see Exhibit 10(BB) therein)

Exhibit No.		Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.24	*	Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert H. Moone	Form 10-Q for the period ending June 30, 2003 (see 10(WW) therein)

10.25	*	First Amendment to Employment Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.59 therein)

10.26		Employment Agreement dated as of March 2, 2006, between State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Included herein

10.27	*	Amended and Restated Executive Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.58 therein)

10.28	*	Form of Executive Agreement between State Auto Financial Corporation and certain executive officers	Form 10-K Annual Report for the year ended December 31, 2000 (see Exhibit 10(CC) therein)

10.29		Form of Executive Agreement between State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Included herein

10.30		Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q for the period ending June 30, 2003 (see 10(XX) therein)

10.31		Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q for the period ending June 30, 2003 (see 10(YY) therein)

10.32		Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2004	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.43 therein)

10.33		Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2005	Included herein

10.34		Endorsement No. 1 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective November 9, 2005	Included herein

10.35		Put Agreement among State Automobile Mutual Insurance Company, State Auto Financial Corporation and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.02 therein)

10.36		Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.03 therein)

10.37		Credit Agreement Among SAF Funding Corporation, The Lenders and KeyBank National Association dated November 12, 2003	Form 8-K Current Report filed on December 16, 2003 (see Exhibit 10.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.38	Standby Confirmation, effective November 10, 2004, to the Standby Purchase Agreement between State Auto Financial Corporation and SAF Funding Corporation dated November 12, 2003	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.47 therein)

10.39	Acknowledgment of Extension and First Amendment to Put Agreement effective November 10, 2004	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.48 therein)

10.40	Confirmation of Extension and First Amendment to Credit Agreement effective November 10, 2004	Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.49 therein)

10.41	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank as Trustee	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.42	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.43

Credit Agreement dated as of November 9, 2005, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as lenders, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender

Form 8-K current Report filed on November 14, 2005 (see Exhibit 10.1 therein)

10.44	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(OO) therein)

10.45

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, an Ohio corporation, State Auto Property and Casualty Insurance Company, a South Carolina corporation and Midwest Security Insurance (nka State Auto Insurance Company of Wisconsin), a Wisconsin corporation

Included herein

10.46

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company

Form 10-K Annual Report for the year ended December 31, 2004 (See Exhibit 10.55 therein)

Exhibit No.		Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.47

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

Form 10-Q for the period ending March 31, 2005 (see Exhibit 10.56 therein)

10.48	*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.60 therein)

10.49		Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Included herein

10.50	*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.62 therein)

10.51

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Included herein

10.52	*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.63 therein)

10.53	*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.61 therein)

10.54		First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Included herein

10.55	*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.64 therein)

10.57	*	Amended and Restated SERP of State Auto Mutual effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

Exhibit No.		Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.58	*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Included herein

10.59	*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Included herein

10.60

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Included herein

10.61	*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Included herein

10.62	*	State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amended and restated as of March 1, 2001)	Included herein

10.63	*	First Amendment to the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of November 22, 2002)	Included herein

10.64

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, and State Auto Property and Casualty Insurance Company regarding the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan

Included herein

10.65	*	Form of State Auto Property & Casualty Insurance Company’s Incentive Deferred Compensation Agreement	Included herein

21.01		List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01		Consent of Independent Registered Public Accounting Firm	Included herein

24.01		Powers of Attorney – Paul W. Huesman and David J. D’Antoni	Form 10-Q for the period ended June 30, 1997 (see Exhibit 24(C) therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

24.02	Power of Attorney – John R. Lowther	Form 10-Q for the period ended March 31, 1998 (see Exhibit 24(D) therein)

24.03	Power of Attorney –Robert P. Restrepo, Jr.	Included herein

24.04	Power of Attorney – Richard K. Smith	Form 10-K Annual Report for the year ended December 31, 2000 (See Exhibit 24(D) therein)

24.05	Power of Attorney – S. Elaine Roberts	Form 10-K Annual Report for the year ended December 31, 2002 (See Exhibit 24(F) therein)

24.06	Power of Attorney – Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2003 (See Exhibit 24.06 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein
*Constitutes	either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.