Form 10-Q
period 2006-03-31
State Auto Financial CORP
filed 2006-05-09
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 28, 2006, the Registrant had 40,767,351 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2006

Part I. Financial Information

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2006 (unaudited)	December 31 2005 (see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,602.4 and $1,597.3, respectively)	$1,601.1	1,617.3
Equity securities, available for sale, at fair value (cost $219.1 and $224.8, respectively)	257.3	255.6
Other invested assets	6.5	7.0

Total investments	1,864.9	1,879.9
Cash and cash equivalents	57.1	28.7
Securities lending collateral	113.4	99.0
Accrued investment income and other assets	45.0	45.1
Deferred policy acquisition costs	103.6	106.0
Net prepaid pension expense	57.3	59.2
Reinsurance recoverable on losses and loss expenses payable (affiliates $5.4 and $5.5, respectively)	16.2	17.4
Prepaid reinsurance premiums (affiliates none and $0.2, respectively)	5.9	6.1
Due from affiliate	2.6	7.1
Current federal income taxes	—	3.7
Deferred federal income taxes	17.2	10.1
Property and equipment, at cost (net of accumulated depreciation of $4.8)	12.6	12.6

Total assets	$2,295.8	2,274.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $294.8 and $302.6, respectively)	$699.5	728.7
Unearned premiums (affiliates $123.2 and $128.4, respectively)	425.8	432.9
Notes payable (affiliates $15.5)	118.6	118.7
Postretirement benefit liabilities	91.4	89.2
Securities lending obligation	113.4	99.0
Other liabilities	37.7	42.9
Current federal income taxes	12.8	—

Total liabilities	1,499.2	1,511.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.4 and 45.1 shares issued, respectively, at stated value of $2.50 per share	113.4	112.8
Less 4.7 and 4.6 treasury shares, at cost, respectively	(57.3)	(56.8)
Additional paid-in capital	75.9	70.2
Accumulated other comprehensive income	25.0	34.3
Retained earnings	639.6	603.0

Total stockholders’ equity	796.6	763.5

Total liabilities and stockholders’ equity	$2,295.8	2,274.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2006	2005
Earned premiums (ceded to affiliates $170.0 and $169.1, respectively)	$256.1	263.1
Net investment income	20.4	19.0
Net realized (losses) gains on investments	(0.9)	2.4
Other income (affiliates $0.7)	1.2	1.4

Total revenues	276.8	285.9

Losses and loss expenses (ceded to affiliates $85.4 and $90.8, respectively)	127.3	138.8
Acquisition and operating expenses	87.5	83.8
Interest expense (affiliates $0.3 and $0.7, respectively)	1.8	2.2
Other expenses, net	3.5	3.3

Total expenses	220.1	228.1

Income before federal income taxes	56.7	57.8

Federal income tax expense	16.5	17.0

Net income	$40.2	40.8

Earnings per common share:
Basic	$0.99	1.02

Diluted	$0.97	1.00

Dividends paid per common share	$0.090	0.045

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2006	2005
Cash flows from operating activities:
Net income	$40.2	40.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1.9	2.1
Share-based compensation	1.4	0.1
Net realized losses (gains) on investments	0.9	(2.4)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2.5	(1.2)
Accrued investment income and other assets	—	(1.1)
Net prepaid pension expense	1.8	0.8
Postretirement benefit liabilities	2.2	2.3
Other liabilities and due to/from affiliates, net	(0.6)	(19.3)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.4	9.3
Losses and loss expenses payable	(29.2)	(12.8)
Unearned premiums	(7.1)	(4.8)
Federal income taxes	16.5	16.7

Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	—	54.0

Net cash provided by operating activities	31.9	84.5

Cash flows from investing activities:
Purchase of fixed maturities – available-for-sale	(70.6)	(192.6)
Purchase of equity securities – available-for-sale	(20.7)	(23.0)
Purchase of other invested assets	(0.1)	(1.9)
Maturities, calls and pay downs of fixed maturities – available-for-sale	30.1	26.6
Sale of fixed maturities – available-for-sale	29.9	64.3
Sale of equity securities – available-for-sale	28.8	10.5
Sale of other invested assets	0.5	—
Net additions of property and equipment	(0.1)	(0.1)

Net cash used in investing activities	(2.2)	(116.2)

Cash flows from financing activities:
Proceeds from stock option exercises	2.3	0.9
Change in securities lending collateral	(14.4)	29.6
Change in securities lending obligation	14.4	(29.6)
Payment of common stock dividends	(3.6)	(0.6)

Net cash (used in) provided by financing activities	(1.3)	0.3

Net increase (decrease) in cash and cash equivalents	28.4	(31.4)

Cash and cash equivalents at beginning of period	28.7	64.3

Cash and cash equivalents at end of period	$57.1	32.9

Supplemental disclosures:
Federal income taxes paid	$—	0.3

Interest paid (affiliates $0.3 and $0.7, respectively)	$0.3	0.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2005 Form 10-K.

Certain items in the prior period consolidated financial statements have been reclassified to conform to the 2006 presentation.

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is to be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts that are modifications to product features that occur by the exchange of a contract for a new contract. Insurance contracts issued by the Company include nonintegrated contract features as defined in SOP 05-1. Those non-integrated contract features that provide coverage that is underwritten and priced only for that incremental insurance coverage do not result in reunderwriting or repricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. Given the nature of the policies written by the Company, the impact of SOP 05-1 upon implementation is not expected to be material.

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion 20, “Accounting Changes” (“APB 20”) and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the corrections of errors in previously issued financial statements and changes in accounting estimates. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material impact on its financial position or results of operations.

2. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended March 31
	2006	2005
Numerator:
Net income for basic earnings per share	$40.2	40.8

Denominator:
Basic weighted average shares outstanding	40.6	40.2
Effect of dilutive share-based awards	0.9	0.7

Diluted weighted average shares outstanding	41.5	40.9

Basic earnings per share	$0.99	1.02

Diluted earnings per share	$0.97	1.00

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended March 31
	2006	2005
Number of options	—	0.4

3. Share-Based Awards

Prior to January 1, 2006, the Company accounted for share-based compensation plans for employees and non-employee directors under the measurement and recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes. For share-based awards granted to the Company’s independent insurance agencies, the Company recognized share-based compensation within its financial statements in accordance with SFAS 123 and related Interpretations.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, share-based compensation expense in 2006 includes the expense associated with awards vesting in the period for (1) the unvested portion of all share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

For the three months ended March 31, 2006 and 2005, results of operations include pre-tax expense of $1.4 million and $0.1 million, respectively, relating to share-based awards for employees, non-employee directors and independent insurance agencies of the Company. At March 31, 2006, there was $6.4 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $2.9 million in 2006, $2.5 million in 2007, $0.9 million in 2008 and $0.1 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss expenses and acquisition and operating expenses in the accompanying Condensed Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee and non-employee director compensation for the three months ended March 31, 2005.

($ millions, except per share amounts)	2005

Net income, as reported	$40.8
Deduct: Total stock-based employee and non- employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)

Pro-forma, net income	$40.0

Earnings per share:
Basic — as reported	$1.02

Basic — pro-forma	$1.00

Diluted — as reported	$1.00

Diluted — pro-forma	$0.96

The share-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”). In May 2005, the Company’s shareholders approved amendments to, and a restatement of, the Equity Plan, which was formerly called the 2000 Stock Option Plan. The share-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “Outside Directors RSU Plan”), which was approved by the Company’s shareholders in May 2005. The Outside Directors RSU Plan replaced the 2000 Directors Stock Option Plan for outside directors (the “Outside Directors Stock Option Plan”).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Equity Plan

The 2000 Stock Option Plan provided only for the award of qualified and nonqualified stock options. The Equity Plan now provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan (5.0 million common shares under the 2000 Stock Option Plan). As of March 31, 2006, a total of 1.8 million common shares were available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for the three months ended March 31, 2006 and 2005, were 30,000 and none, respectively.

The Equity plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restricted Period. Restricted shares granted for the three months ended March 31, 2006 were 10,500 with a grant date fair value of $31.94. There were no restricted shares granted by the Company prior to January 1, 2006.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. There were no shares issued during the three months ended March 31, 2006 and 2005.

Non-Employee Directors Plan

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

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the Outside Directors RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the Outside Directors RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The Outside Directors RSU Plan automatically terminates on May 31, 2015. The Company accounts for the Outside Directors RSU Plan as a liability plan. There were 9,800 RSUs granted in 2005. There were no grants of RSUs during the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006, 1,695 units were distributed in the form of common shares of the Company.

Agent Stock Option Plan

The Company has a stock option incentive plan for certain designated independent insurance agencies (“Agent Stock Option Plan”) that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. As of March 31, 2006, a total of 0.2 million shares were available for issuance under the Agent Stock Option Plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term. Stock options granted for the three months ended March 31, 2006 and 2005 were 16,452 and 25,142, respectively.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes-Merton closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during the three months ended March 31, 2006 and 2005, respectively. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option equals the remaining contractual term of the option. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

The weighted average fair values and related assumptions for options granted to employees for the three months ended March 31, 2006 were as follows:

2006
Fair value	$14.87
Dividend yield	1.1%
Risk free interest rate	5.0%
Expected volatility factor	35.8%
Expected life in years	9.0

For options granted under the Agency Stock Option Plan the fair value was estimated at the reporting date or vesting date. The weighted average fair value and related assumptions for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Fair value	$16.86	$12.19
Dividend yield	1.1%	0.8%
Risk free interest rate	4.8%	4.4%
Expected volatility factor	36.0%	36.9%
Expected life in years	9.1	7.3

A summary of the Company’s stock option activity for the three months ended March 31, 2006 and 2005, is as follows:

(number of options in millions)	2006		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	2.6	$18.76	2.6	$16.46
Granted	0.1	33.54	—	—
Exercised	(0.2)	11.33	(0.1)	6.60
Cancelled	—	—	—	—

Outstanding, end of period	2.5	$19.71	2.5	$17.09

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the three months ended March 31, 2006 and 2005, the total intrinsic value of stock options exercised was $6.3 million and $2.6 million, respectively. The tax benefit for tax deductions from stock options exercised totaled $2.1 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

A summary of information pertaining to all options outstanding and exercisable at March 31, 2006 is as follows:

(number of options in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Less than $10.00	0.1	—	$7.93	0.1	$7.92
$10.01 - $20.00	1.5	5.0	15.27	1.4	14.98
$20.01 - $30.00	0.4	9.0	26.31	—	24.58
$30.01 - $40.00	0.5	8.3	31.13	0.2	31.00

Total	2.5	6.1	$19.71	1.7	$16.12

Aggregate intrinsic value for total options outstanding at March 31, 2006 is $34.6 million. Aggregate intrinsic value for total options exercisable at March 31, 2006 is $29.2 million.

4. Comprehensive Income

The components of accumulated other comprehensive income, net of related tax, included in stockholders’ equity at March 31, 2006 and 2005, include unrealized holding gains (losses), net of tax. The components of comprehensive income, net of related tax, are as follows:

($ millions)	Three months ended March 31
	2006	2005
Net income	$40.2	40.8
Unrealized holding losses, net of tax	(9.3)	(20.7)

Comprehensive income	$30.9	20.1

5. Reinsurance

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended March 31
	2006	2005
Premiums earned:
Assumed from non-affiliates	$2.1	1.4
Assumed under State Auto Pool and other affiliate arrangements	244.3	248.5
Ceded to non-affiliates	(4.6)	(3.9)
Ceded under State Auto Pool and other affiliate arrangements	(170.0)	(169.1)

Net assumed premiums earned	$71.8	76.9

Losses and loss expenses incurred:
Assumed from non-affiliates	$5.8	1.4
Assumed under State Auto Pool and other affiliate arrangements	119.1	128.3
Ceded to non-affiliates	0.2	(0.1)
Ceded under State Auto Pool and other affiliate arrangements	(85.4)	(90.8)

Net assumed losses and loss expenses incurred	$39.7	38.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

6. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Three months ended March 31
	Pension		Postretirement
	2006	2005	2006	2005
Service cost	$2.5	2.0	$1.2	1.1
Interest cost	2.9	2.8	1.6	1.6
Expected return on plan assets	(4.2)	(4.2)	(0.1)	—
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of transition assets	(0.2)	(0.2)	—	—
Amortization of net loss	0.7	0.3	0.1	0.2

Net periodic cost	$1.8	0.8	$2.9	3.0

The Company expects to contribute approximately $10.0 million to its pension plan in 2006. As of March 31, 2006, this contribution had not been made.

7. Segment Information

At March 31, 2006, the Company has two reportable segments: standard insurance and nonstandard insurance. Interim financial data by segment is as follows:

($ millions)	Three months ended March 31
	2006	2005
Revenues from external customers:
Standard insurance	$263.2	266.1
Nonstandard insurance	12.7	15.7
All other	1.4	1.4

Total revenues from external customers	$277.3	283.2

Intersegment revenues:
All other	$2.2	2.2

Total intersegment revenues	$2.2	2.2

Segment profit:
Standard insurance	$57.9	55.4
Nonstandard insurance	2.8	1.2
All other	(0.3)	2.0

Total segment profit	60.4	58.6

Reconciling items:
Corporate expenses	(2.8)	(3.2)
Net realized gains (losses)	(0.9)	2.4

Total consolidated income before federal income taxes	$56.7	57.8

Segment assets:
Standard insurance	$2,133.7	2,054.7
Nonstandard insurance	110.3	127.3
All other	19.0	22.0

Total segment assets	$2,263.0	2,204.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005, and for the consolidated statements of income for the three-month periods ended March 31, 2006 and 2005. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2005 (the “2005 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2005 Form 10-K, as it includes information regarding the Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of the Company’s current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although State Auto Financial believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause State Auto Financial’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2005 Form 10-K, which information is incorporated in this Form 10-Q by reference, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, State Auto Financial undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

State Auto Financial Corporation (“State Auto Financial” or “STFC”) is a property and casualty insurance holding company primarily engaged in writing both personal and commercial lines of insurance. The State Auto Group (defined below) writes a broad line of property and casualty insurance products through approximately 22,100 independent insurance agents associated with approximately 3,050 agencies in 27 states.

State Auto Financial’s insurance subsidiaries are State Auto Property and Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”) and State Auto National Insurance Company (“SA National”). State Auto Financial and its consolidated subsidiaries are collectively referred to as the “Company.”

State Automobile Mutual Insurance Company (“State Auto Mutual”) owns approximately 65% of State Auto Financial’s outstanding common shares. State Auto Mutual is one of only 14 companies in the United States to have been rated A+ (Superior) or higher by A.M. Best Company every year since 1954. State Auto Mutual’s insurance subsidiaries and affiliates are State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”) and Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”). Meridian Security and Meridian Citizens Mutual together comprise the “Meridian Insurers.”

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

State Auto P&C, Milbank, Farmers and SA Ohio (the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with State Auto Mutual, SA Wisconsin, SA Florida and the Meridian Insurers (the “Mutual Pooled Companies” and, together with the STFC Pooled Companies, the “Pooled Companies”). The Pooling Arrangement covers all the property and casualty insurance written by the Pooled Companies except voluntary assumed reinsurance written by State Auto Mutual, “State Auto Middle Market Insurance” (as defined in the current pooling agreement among the Pooled Companies) and intercompany catastrophe reinsurance written by State Auto P&C. Under the Pooling Arrangement, each of the Pooled Companies cedes premiums, losses and expenses on all of its business to State Auto Mutual, and State Auto Mutual in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since October 1, 2001.

The Company’s subsidiaries operate in two insurance segments. State Auto P&C, Milbank, Farmers and SA Ohio comprise the standard segment of the Company’s operations, and SA National comprises the nonstandard segment. As discussed above and illustrated below, State Auto P&C, Milbank, Farmers and SA Ohio participate in the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The Pooled Companies are rated A+ (Superior) by the A.M. Best Company.

The following table sets forth a chronology of the participants and participant percentage changes that have occurred in the Pooling Arrangement since January 1, 2004:

	STFC Pooled Companies					Mutual Pooled Companies
Year	State Auto P&C	Milbank	Farmers	SA Ohio	Sub Total	Mutual	SA Wisconsin	SA Florida	Meridian Security	Meridian Citizens Mutual	Sub Total
2004	59.0	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0
2005 – current	59.0	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0

The terms “State Auto Financial,” “STFC,” “our Company,” “we,” “us” and “our” as used in the following discussion refer to State Auto Financial and its consolidated subsidiaries. The term “First Quarter” as used below refers to the three months ended March 31 of the time period then ended.

RESULTS OF OPERATIONS

The following table summarizes certain key performance metrics for the First Quarter 2006 and 2005 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2006	2005
Total revenue	$276.8	285.9
Net income	$40.2	40.8
Stockholders’ equity	$796.6	679.6
Book value per share	$19.57	16.89
Loss and LAE ratio(1)	49.7%	52.7
Expense ratio(1)	34.2%	31.9
Combined ratio(1)	83.9%	84.6
Catastrophe loss and LAE points	3.7%	2.7
Premium written growth(2)	(3.5%)	11.5
Premium earned growth	(2.7%)	5.8
Investment yield	4.4%	4.4

	Twelve months ended March 31
Statutory Basis:	2006	2005
Net premiums written to surplus(3)	1.4	1.6

(1)	Loss and LAE ratio is losses and loss expenses as a percentage of earned premium. Expense ratio is acquisition and operating expenses as a percentage of earned premiums. Combined ratio is the sum of the loss and LAE ratio and the expense ratio.
(2)	9.5 points of the increase for the First Quarter 2005 relates to $24.0 million of unearned premium transferred to us in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.
(3)	We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables provides a summary of our insurance segments’ GAAP underwriting profit (in dollars) and GAAP combined ratio, along with related segment net investment income, for the First Quarter 2006 and 2005. The tabular information provided is net of adjustments for transactions with other segments.

($ millions)	Quarter ended March 31, 2006
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$236.5		$12.6		$249.1

Earned premiums	244.3		11.8		256.1
Losses and loss expenses	120.4	49.3	6.9	58.4	127.3	49.7
Acquisition and operating expenses	84.7	34.7	2.8	23.5	87.5	34.2

GAAP underwriting profit and combined ratio	$39.2	84.0	$2.1	81.9	$41.3	83.9

Net investment income	$17.0		$0.9		$17.9

($ millions)	Quarter ended March 31, 2005
	Standard		% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$266.9	(1)		$15.1		$282.0

Earned premiums	248.5			14.6		263.1
Losses and loss expenses	128.1		51.6	10.7	73.3	138.8	52.7
Acquisition and operating expenses	80.8		32.5	3.0	20.5	83.8	31.9

GAAP underwriting profit and combined ratio	$39.6		84.1	$0.9	93.8	$40.5	84.6

Net investment income	$15.9			$1.0		$16.9

(1)	Includes $24.0 million of unearned premiums transferred to us in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

________

During the First Quarter 2006, net income was $40.2 million compared to $40.8 million for the same 2005 period. Income before federal income taxes for the First Quarter 2006 was $56.7 million compared to $57.8 million for the same 2005 period. The First Quarter 2006 included net realized losses on investments of $0.9 million versus realized gains of $2.4 million for the same 2005 period. Absent net realized investment gains and losses, income from operations was $57.6 million for the First Quarter 2006 versus $55.4 million for the same 2005 period. An improvement in our loss experience between the two time periods contributed largely to this increase. Beginning in 2006, we began recognizing expenses associated with our share-based compensation plans for our employees. The amount recognized in the First Quarter 2006 was $1.2 million.

Revenues

We measure top-line growth for our insurance segments based on written premiums, which represent the premiums on the policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a summary by segment and line of business of our written premiums, net of reinsurance, for the First Quarter 2006 and 2005:

	Net Written Premiums
($ millions)	2006	2005(1)	% Change
Standard segment:
Auto – personal	$90.1	97.9	(8.0)
Auto – commercial	25.8	26.4	(2.3)
Homeowners and farmowners	42.3	41.3	2.4
Commercial multi-peril	21.7	20.9	3.8
Workers’ compensation	8.3	9.1	(8.8)
Fire and allied lines	20.3	20.3	—
Other & products liability	19.9	19.0	4.7
Miscellaneous personal & commercial	8.1	8.0	1.3

Total Standard	236.5	242.9	(2.6)

Nonstandard segment:
Auto – personal	12.6	15.1	(16.6)

Grand Total	$249.1	258.0	(3.5)

(1)	Amounts have been adjusted to exclude the unearned premium transferred in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

________

Standard segment net written premium for the First Quarter 2006 decreased $6.4 million (2.6%) to $236.5 million. The private passenger auto written premium decrease was partially offset by written premium gains in homeowners and some commercial lines of business. Over the past year, rate increases in most lines of business have moderated to a significant degree. The cumulative effect of our private passenger auto rate changes taken over the past year was a slight decrease, while base rates for homeowners and our commercial lines increased in the low single-digit range. In addition, the competition across all lines of business continued to be very intense in the First Quarter, which also adversely impacted our standard segment through decreased retention and slower new business sales. It remains our strategy that rates be cost-based, reflecting the underlying loss and expense trends, and we remain committed to achieving a combined ratio goal of 96% or better.

Similarly, net written premium in our nonstandard segment for the First Quarter 2006 decreased $2.5 million (16.6%) to $12.6 million. While we have filed rate increases in some states over the past year, our overall nonstandard segment base rate changes have resulted in a slight decrease. The nonstandard auto segment remained price competitive in the first quarter, which negatively impacted our unit counts and our resulting premium. We constantly pursue rate adequacy while working to address agencies that fail to produce profitable business for us. For example, over the last year, we have been working with a number of our larger and fast growing agencies in the state of Minnesota whose experience has not resulted in an underwriting profit. As a result, we have taken corrective action and have either terminated or suspended several of these Minnesota agencies, which resulted in a loss of both written premium and unit count during the First Quarter 2006. We continue to research and develop pricing enhancements to strengthen our ability to compete for nonstandard auto accounts.

Our biggest challenge in 2006 is top line growth. We continually review our insurance programs in order to provide insurance to a broader segment in the markets in which we operate. For example, we have expanded eligibility requirements for younger drivers within our standard segment and are offering higher limits and transfer discounts within the nonstandard segment. In addition, over the past few years, we have steadily increased the average commercial lines property limit we insure, thereby availing ourselves to a larger segment of this market. While not significant to First Quarter 2006, we began writing business in the state of Arizona for both standard personal lines and nonstandard auto. Beginning in December 2005, we began to roll out a new standard private passenger auto multi-variate rating program called CustomFitSM - a program that is more responsive to the risk characteristics of each driver, more accurately matching price to risk, and is intended to facilitate our agency partners’ ability to sell auto insurance to a broader segment of their customer base. The objective is to preserve our Prime of Life product, which targets the 45 year and older market, while also becoming more attractive to a broader range of personal lines accounts. By the end of the First Quarter 2006, we had introduced CustomFitSM in three of our operating states which together generate close to 40% of our private passenger auto volume. We anticipate a positive impact on net written premium as new private passenger auto and associated homeowners application activity in these three states has shown a marked improvement. Initial indications show that CustomFitSM is stabilizing our private passenger unit counts in the states in which it has been introduced.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We continue to emphasize that we will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agency partners by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with us and provides substantial value to our customers. Our Internet-based point of sale agency portal for personal lines business, netXpress, and our automated intelligent underwriting system, Apollo, are examples of standards-based, user-friendly technology which makes it easier for agents to submit personal lines accounts to us.

In March 2006, approximately 90% of our personal auto and homeowners new business applications and 75% of change requests in these lines were delivered and processed electronically. The Apollo system allows us to make consistent underwriting decisions across the standard and nonstandard lines of business. In 2006, Apollo approved 23% more new business applications than in the same period in 2005, a result of rolling out this system into additional states of operation.

Our policies provide a fixed amount of coverage for a stated period of time, often referred to as “the policy term.” As such, our written premiums are recognized as earned ratably over the policy term The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired terms of the policy. The following table summarizes our earned premium revenue by segment and line of business for the First Quarter 2006 and 2005:

	Earned Premiums
($ millions)	2006	2005	% Change
Standard segment:
Auto – personal	$91.1	98.3	(7.3)
Auto – commercial	25.2	25.7	(2.0)
Homeowners and farmowners	49.9	47.9	4.2
Commercial multi-peril	21.6	20.5	5.4
Workers’ compensation	8.2	8.7	(5.8)
Fire and allied lines	21.3	21.2	0.5
Other & products liability	18.8	18.1	3.9
Miscellaneous personal & commercial	8.2	8.1	1.2

Total Standard	244.3	248.5	(1.7)

Nonstandard segment:

Auto – personal	11.8	14.6	(19.2)

Grand Total	$256.1	263.1	(2.7)

Net investment income grew $1.4 million to $20.4 million in the First Quarter 2006 from the same 2005 period. Strong underwriting results in 2005, which contributed positively to cash flows, increased the amount of our investable assets from March 31, 2005. Total cost of invested assets at March 31, 2006 and 2005 was $1,882.0 million and $1,780.7 million, respectively. The annual investment yield based on average invested assets at cost was comparable at 4.4% for the First Quarters 2006 and 2005. Throughout 2005, we continued to allocate new monies and reinvestments to tax-exempt municipal bonds, targeting an allocation of 70% of our portfolio, in an effort to maximize our after tax net investment income. At the end of the First Quarter 2006, based on amortized cost, municipal bonds accounted for $1,125.3 million (70.2%) of the bond portfolio versus $969.9 million (62.0%) for the First Quarter 2005. First Quarter 2006 after tax net investment income grew to $17.1 million (16.2% effective tax rate) from First Quarter 2005 $15.6 million (18.2% effective tax rate).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Realized gains and losses for the First Quarter 2006 are summarized as follows:

($ millions)	Realized Gains (Losses)	Fair Value at Sale
Realized gains:
Fixed maturities	$0.4	$29.9
Equity securities	4.8	18.5

Total realized gains	5.2	48.4
Realized losses:
Fixed maturities	(3.8)	—
Equity securities	(2.3)	10.3

Total realized losses	(6.1)	10.3

Net realized losses on investments	$(0.9)	$58.7

We recognized a total of $4.3 million in other-than-temporary impairments in the First Quarter 2006 versus $0.7 million in the same 2005 period. The $3.8 million fixed maturities realized losses reflected in the above table represents other-than-termporary impairments recognized related to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced our estimate of future cash flows we expect to receive from these securities in light of actual default rates of the underlying collateral securities in excess of assumed defaults. Our carrying value of these securities at March 31, 2006 was $2.3 million. Included in the equity securities realized losses was $0.5 million of other-than-temporary impairment related to a change in our perception, subsequent to March 31, 2006, of the future prospects of two of our equity holdings within the consumer sector. These two equity positions were sold subsequent to March 31, 2006. The other-than-temporary impairments recognized in 2006 were limited to these securities, based on specific facts and judgements related to these particular issuers.

Most of the realized gains during the First Quarter 2006 were derived from the equity segment of the portfolio. Equity sales were executed during the quarter for various reasons, including achieving our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer dated municipal bonds.

See further discussion regarding investments at the “Liquidity and Capital Resources,” “Other,” “Investments” section included herein.

Expenses

On January 1, 2006, we began recognizing compensation expense associated with share-based awards granted to employees and non-employee directors within our financial statements in accordance with FASB Statement SFAS 123(R), “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, we accounted for these awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. We adopted the guidance provided by SFAS 123R under the modified prospective transition. Under this transition method, share-based compensation expense in 2006 includes the portion vesting in the period for (1) all share-based awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Prior to January 1, 2006, we provided pro-forma disclosures as required under SFAS 123. You may refer to the complete disclosure on share-based awards in Note 3, Share-Based Awards, of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. Our First Quarter 2005 pro forma earnings, as reported in our March 31, 2005 Form 10-Q, included $0.04 diluted per share of share-based compensation expense. First Quarter 2006 results include pre-tax expense of $1.2 million (or $0.02 diluted per share) for employee and non-employee directors share-based awards. The expense for our share-based awards are based on their fair value at date of grant and amortized over the vesting period. At March 31, 2006, there was $6.4 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $2.9 million in 2006, $2.5 million in 2007, $0.9 million in 2008 and $0.1 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss expenses and acquisition and operating expenses in the accompanying Condensed Consolidated Statements of Income.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes-Merton closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

volatility of our stock over the expected life of the option, which significantly impacts the assumed fair value. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods.

Our consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 49.7% and 52.7% for First Quarter 2006 and 2005, respectively. Largely impacting the improvement in many of our standard lines is that we continue to benefit from cumulative rate changes taken over the past several years. For our nonstandard auto segment, we continually monitor this segment’s risk selection and rate adequacy as this line of business tends to be more volatile in terms of loss frequency than the standard segment. Our focus on rate adequacy and monitoring our independent agency partners’ performance, in terms of both growth and profit, has enabled this segment to consistently generate a net underwriting profit over the last several years.

The following table provides our insurance segments’ comparative GAAP loss and LAE ratios for the First Quarter 2006 and 2005:

	GAAP Loss and LAE ratios
	2006	2005	Improve (Deteriorate)
Standard segment:
Auto – personal	56.7	57.9	1.2
Auto – commercial	30.8	57.1	26.3
Homeowners and farmowners	54.1	40.4	(13.7)
Commercial multi-peril	41.3	42.8	1.5
Workers’ compensation	28.1	65.7	37.6
Fire and allied lines	61.8	43.0	(18.8)
Other & products liability	30.3	64.2	33.9
Miscellaneous personal & commercial	47.1	25.0	(22.1)

Total Standard	49.3	51.6	2.3

Nonstandard segment:
Auto – personal	58.4	73.3	14.9

Consolidated	49.7	52.7	3.0

While there is variability within our lines between quarterly periods, there were several notable claim transactions occurring in the First Quarter 2006. The 18.8 point increase within the fire and allied lines was caused by the reinsurance assessment of $3.6 million related to hurricane Katrina, discussed below, which increased this line’s loss and LAE ratio by 16.9 points. While still a profitable line of business, the 22.1 point increase within the miscellaneous personal and commercial lines was due to additional development on a 2005 surety bond loss that increased this line’s loss and LAE ratio by 20.2 points. Additionally, the 13.7 point increase within the homeowners and farmowners lines was largely due to the fact that the First Quarter of 2005 had unusually low claim activity as compared to not only the first quarter of 2006, but also as compared to any other quarter in 2005.

Catastrophe losses for the First Quarter 2006 totaled $9.6 million (3.7 loss ratio points). Included within these losses is $1.9 million (0.7 loss ratio points) of adverse development on third and fourth quarter 2005 storm losses. This 2005 adverse development includes the following:

•	$1.7 million of favorable development (0.7 loss ratio points), primarily related to hurricane Katrina; and

•	$3.6 million of additional reinsurance assessments from the Mississippi Windstorm Underwriting Association relating to hurricane Katrina (1.4 loss ratio points).

Catastrophe losses for the First Quarter 2005 totaled $7.1 million (2.7 loss ratio points). Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. While not meeting PCS’ definition of an industry catastrophic event, the Company has also included in these figures those losses that arise from an event, or series of related events, that it has internally defined as a catastrophic event resulting in ultimate losses to the State Auto Group in excess of $2.0 million.

Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 34.2% and 31.9% for the First Quarter 2006 and 2005, respectively. The increase was largely due to recognition of share-based compensation beginning First Quarter 2006 and lower than anticipated premium writings in combination with certain fixed expenses increasing.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Interest expense in the First Quarter 2006 was $1.8 million compared to $2.2 million for the same 2005 period. The decrease in interest expense was largely due to our repayment to State Auto Mutual of a $45.5 million note at the end of 2005. The amount of First Quarter 2005 interest expense related to this $45.5 million note was $0.4 million. See further discussion of our debt arrangements in the section “Liquidity and Capital Resources,” “Borrowing Arrangements” included herein.

The effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. The First Quarter 2006 effective tax rate was 29.1% versus 29.4% for the same 2005 period. As previously discussed, the effective tax rate on net investment income has declined to 16.2% for the First Quarter 2006 versus 18.2% in the same 2005 period due to our decision to continue to increase our tax-exempt municipal bonds holdings throughout 2005.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs to pay both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

At March 31, 2006 and December 31, 2005, we had $57.1 million and $28.7 million, respectively, of cash and cash equivalents and $1,864.9 million and $1,879.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $31.9 million for the First Quarter 2006 versus $84.5 million for the same 2005 period. The significant sources of operating cash flows are derived from underwriting operations and investment income. As of January 1, 2005, the Pooling Arrangement was amended to add the Meridian Insurers as participants. In conjunction with the amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

Net cash used in investing activities was $2.2 million and $116.2 million for the First Quarter 2006 and 2005, respectively. The decrease in investing activity in 2006 versus 2005 was primarily the result of:

•	a larger amount of cash and cash equivalents available to invest at the beginning of 2005 versus 2006 ($28.7 million in 2006 compared to $64.3 million in 2005);

•	$54.0 million from the January 1, 2005 Pooling Arrangement amendment described above which was available to invest in 2005; and

•	an increase in the amount of cash and cash equivalents held at the end of the First Quarter 2006 versus the same 2005 period ($57.1 million in 2006 compared to $32.9 million in 2005). Approximately $13.0 million in securities matured near the end of First Quarter 2006 and was not reinvested before the end of the quarter.

Net cash used in financing activities was $1.3 million for First Quarter 2006, which reflects:

•	Dividends paid in the First Quarter 2006 was $3.6 million versus $0.6 million in the same 2005 period. This increase was the result of the following actions: dividends paid per common share for the First Quarter 2006 increased to $0.09 from $0.045 for the same 2005 period; the expiration on July 31, 2005, of Mutual’s waiver of dividends that would otherwise have been payable to it by us. Dividends paid to Mutual in the First Quarter 2006 was $2.4 million versus none in the same 2005 period.

•	Offsetting dividends paid in the First Quarter 2006 was cash proceeds from stock option exercises of $2.3 million.

BORROWING ARRANGEMENTS

Credit Agreement

We have a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provides for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. However, we currently intend to continue to keep $100.0 million available in the event there is a need to fund future losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangement, see

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2005 Form 10-K. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit Agreement contains certain covenants, including financial covenants that requires us to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. We have not borrowed any funds under the Credit Agreement. As of March 31, 2006, we were in compliance with all of covenants under the Credit Agreement.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured senior notes due November 2013 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries’ existing and future indebtedness. As of March 31, 2006, we were in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2005 through March 31, 2006 ranged from 6.60% to 9.02%.

Reinsurance Arrangements

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2005 Form 10-K. There have been no material changes in our reinsurance arrangements since December 31, 2005.

Regulatory Considerations

At March 31, 2006, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

OTHER

Investments

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At March 31, 2006, we had no fixed maturity investments rated below investment grade, nor any mortgage loans.

We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend. Our investment strategy does not rely on the use of derivative financial instruments.

At March 31, 2006, all investments in fixed maturity and equity securities were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides the composition of our investment portfolio at fair market value at March 31, 2006 and December 31, 2005, respectively:

($ millions)	March 31, 2006		December 31, 2005
Fixed maturities, at fair value	$1,601.1	85.9%	$1,617.3	86.0%
Equity securities, at fair value	257.3	13.8%	255.6	13.6%
Other invested assets	6.5	0.3%	7.0	0.4%

Total investments	$1,864.9	100.0%	$1,879.9	100.0%

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that we consider are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.

Other than the impairment write downs previously discussed, a review of our investments at March 31, 2006 determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At March 31, 2006, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at March 31, 2006.

The following table provides detailed information on our investment portfolio for gross unrealized gains and losses, adjusted for investments with other-than-temporary impairment at March 31, 2006:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$224.6	$0.5	14	$(5.4)	74	$219.7
States & political subdivisions	1,125.3	19.3	283	(10.9)	243	1,133.7
Corporate securities	13.4	0.5	10	(0.1)	2	13.8
Mortgage-backed securities of U.S. Gov. Agencies	236.8	2.0	10	(7.2)	64	231.6
Other debt securities	2.3	—	—	—	—	2.3

Total fixed maturities	1,602.4	22.3	317	(23.6)	383	1,601.1
Equity Securities:
Consumer	63.2	10.5	22	(0.3)	4	73.4
Technologies	27.5	2.8	7	(0.6)	5	29.7
Pharmaceuticals	12.4	0.2	2	(0.4)	3	12.2
Financial services	59.8	13.6	24	(0.2)	2	73.2
Manufacturing & other	56.2	12.7	22	(0.1)	2	68.8

Total equity securities	219.1	39.8	77	(1.6)	16	257.3
Other invested assets	5.8	0.7	4	—	—	6.5

Total investments	$1,827.3	$62.8	398	$(25.2)	399	$1,864.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The amortized cost and fair value of fixed maturities at March 31, 2006, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$7.9	8.0
Due after 1 year through 5 years	49.5	49.2
Due after 5 years through 10 years	283.4	287.7
Due after 10 years	1,024.8	1,024.6
Mortgage-backed securities	236.8	231.6

Total	$1,602.4	1,601.1

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

We participate in a securities lending program whereby certain fixed maturity and equity securities from our investment portfolio are loaned to other institutions for short periods of time. We require collateral, equal to 102% of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with our guidelines, generating investment income, net of applicable fees. We account for this program as a secured borrowing and record the collateral held and corresponding liability to return the collateral on our balance sheet. At March 31, 2006 and December 31, 2005, the amount of collateral held was approximately, $113.4 million and $99.0 million, respectively, and the amount of securities lent was $108.5 million and $96.0 million, respectively.

Loss Reserves

The following table presents losses and loss expenses payable by major line of business:

($ millions)	Loss and loss expenses payable
	March 31, 2006	December 31, 2005	% Change
Automobile – personal standard	$186.2	$192.7	(3.4)
Automobile – personal nonstandard	24.9	27.5	(9.5)
Automobile – commercial	87.0	92.8	(6.3)
Homeowners and farmowners	60.5	63.9	(5.3)
Commercial multi-peril	88.1	90.7	(2.9)
Workers’ compensation	84.3	87.6	(3.8)
Fire and allied lines	22.6	24.3	(7.0)
Other/products liability	125.5	124.7	0.6
Miscellaneous personal/commercial lines	4.2	7.1	(40.8)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $16.2 and $17.4, respectively	$683.3	$711.3	(3.9)

As provided in the above table, reserve changes since year end 2005 are primarily attributable to settlement of claims related to third and fourth quarter catastrophes on our property lines. Outside of the property lines, the reserve level changes are consistent with the exposure level changes at the product level. Decrease in the miscellaneous personal/commercial line is due to the payment of a large surety bond loss that was in reserve status at December 31, 2005. The additional development of this surety bond loss, previously discussed, was also paid during the First Quarter 2006.

We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a loss reserve measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Loss Reserves” in Item 7 of the 2005 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Market Risk

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Investments,” “Market Risk” in Item 7 of the 2005 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

1.	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

2.	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

3.	Our disclosure controls and procedures are effective in timely making known to them material information required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K under Part I, Item 1A – Risk Factors.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased * (in whole numbers)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
01/01/06 thru 01/31/06	6,093	$38.27	—	—
02/01/06 thru 02/28/06	5,382	37.83	—	—
03/01/06 thru 03/31/06	1,283	30.86	—	—

Total	12,758	$37.34	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.66	Addendum No. 1 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2004

10.67	Endorsement No. 2 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective November 9, 2005

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 8, 2006	/s/ Steven J. Johnston
Steven J. Johnston
Treasurer and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.66	Addendum No. 1 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2004

10.67	Endorsement No. 2 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective November 9, 2005

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002