Form 10-Q
period 2006-06-30
State Auto Financial CORP
filed 2006-08-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Yes  ☐    No  ☒

On August 2, 2006, the Registrant had 40,971,162 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2006

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1.	Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30 2006 (unaudited)	December 31 2005 (see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,617.1 and $1,597.3, respectively)	$1,596.1	1,617.3
Equity securities, available for sale, at fair value (cost $223.7 and $224.8, respectively)	258.0	255.6
Other invested assets	6.9	7.0

Total investments	1,861.0	1,879.9
Cash and cash equivalents	33.8	28.7
Securities lending collateral	—	99.0
Accrued investment income and other assets	44.0	45.1
Deferred policy acquisition costs	106.3	106.0
Net prepaid pension expense	55.5	59.2
Reinsurance recoverable on losses and loss expenses payable (affiliates $4.8 and $5.5, respectively)	15.3	17.4
Prepaid reinsurance premiums (affiliates none and $0.2, respectively)	5.7	6.1
Due from affiliate	16.9	7.1
Current federal income taxes	19.0	3.7
Deferred federal income taxes	28.1	10.1
Property and equipment, at cost (net of accumulated depreciation of $4.9 and $4.8, respectively)	12.6	12.6

Total assets	$2,198.2	2,274.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $312.5 and $302.6, respectively)	$729.4	728.7
Unearned premiums (affiliates $125.6 and $128.4, respectively)	436.6	432.9
Notes payable (affiliates $15.5)	118.5	118.7
Postretirement benefit liabilities	93.2	89.2
Securities lending obligation	—	99.0
Other liabilities	33.6	42.9

Total liabilities	1,411.3	1,511.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.5 and 45.1 shares issued, respectively, at stated value of $2.50 per share	113.8	112.8
Less 4.7 and 4.6 treasury shares, at cost, respectively	(57.7)	(56.8)
Additional paid-in capital	81.2	70.2
Accumulated other comprehensive income	9.6	34.3
Retained earnings	640.0	603.0

Total stockholders’ equity	786.9	763.5

Total liabilities and stockholders’ equity	$2,198.2	2,274.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2006	2005
Earned premiums (ceded to affiliates $171.2 and $171.3, respectively)	$256.7	263.7
Net investment income	20.6	19.3
Net realized gains on investments	1.4	—
Other income (affiliates $0.7)	1.3	1.2

Total revenues	280.0	284.2

Losses and loss expenses (ceded to affiliates $120.4 and $95.6, respectively)	194.0	140.7
Acquisition and operating expenses	80.9	83.6
Interest expense (affiliates $0.4 and $0.7, respectively)	1.9	2.2
Other expenses, net	3.4	3.3

Total expenses	280.2	229.8

(Loss) income before federal income taxes	(0.2)	54.4

Federal income tax (benefit) expense	(4.3)	15.6

Net income	$4.1	38.8

Earnings per common share:
Basic	$0.10	0.96

Diluted	$0.10	0.94

Dividends paid per common share	$0.090	0.045

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2006	2005
Earned premiums (ceded to affiliates $341.2 and $340.4, respectively)	$512.8	526.8
Net investment income	41.0	38.3
Net realized gains on investments	0.5	2.4
Other income (affiliates $1.5)	2.5	2.6

Total revenues	556.8	570.1

Losses and loss expenses (ceded to affiliates $205.8 and $186.4, respectively)	321.3	279.5
Acquisition and operating expenses	168.4	167.4
Interest expense (affiliates $0.7 and $1.4, respectively)	3.7	4.4
Other expenses, net	6.9	6.6

Total expenses	500.3	457.9

Income before federal income taxes	56.5	112.2

Federal income tax expense	12.2	32.6

Net income	$44.3	79.6

Earnings per common share:
Basic	$1.09	1.98

Diluted	$1.07	1.94

Dividends paid per common share	$0.180	0.090

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2006	2005
Cash flows from operating activities:
Net income	$44.3	79.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4.9	4.8
Share-based compensation	4.1	0.6
Net realized gains on investments	(0.5)	(2.4)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(0.3)	(4.8)
Accrued investment income and other assets	1.0	1.2
Net prepaid pension expense	3.7	1.6
Postretirement benefit liabilities	4.0	4.4
Other liabilities and due to/from affiliates, net	(23.7)	(24.1)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	2.5	11.5
Losses and loss expenses payable	0.7	(9.3)
Unearned premiums	3.7	5.6
Federal income taxes	(20.2)	(2.3)

Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	—	54.0

Net cash provided by operating activities	24.2	120.4

Cash flows from investing activities:
Purchase of fixed maturities – available-for-sale	(122.6)	(327.6)
Purchase of equity securities – available-for-sale	(41.9)	(38.3)
Purchase of other invested assets	(0.3)	(2.8)
Maturities, calls and pay downs of fixed maturities – available-for-sale	47.9	49.7
Sale of fixed maturities – available-for-sale	51.3	163.3
Sale of equity securities – available-for-sale	46.7	11.7
Sale of other invested assets	0.7	—
Net additions of property and equipment	(0.2)	(0.2)

Net cash used in investing activities	(18.4)	(144.2)

Cash flows from financing activities:
Proceeds from stock option exercises	4.2	2.7
Change in securities lending collateral	99.0	98.0
Change in securities lending obligation	(99.0)	(98.0)
Payment of common stock dividends	(7.3)	(1.3)
Excess tax benefits on share-based awards	2.4	—

Net cash (used in) provided by financing activities	(0.7)	1.4

Net increase (decrease) in cash and cash equivalents	5.1	(22.4)

Cash and cash equivalents at beginning of period	28.7	64.3

Cash and cash equivalents at end of period	$33.8	41.9

Supplemental disclosures:
Federal income taxes paid	$29.4	34.9

Interest paid (affiliates $0.7 and $1.3, respectively)	$3.8	4.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is to be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts that are modifications to product features that occur by the exchange of a contract for a new contract. Insurance contracts issued by the Company include nonintegrated contract features as defined in SOP 05-1. Those nonintegrated contract features that provide coverage that is underwritten and priced only for that incremental insurance coverage do not result in reunderwriting or repricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. Given the nature of the policies written by the Company, the impact of SOP 05-1 upon implementation is not expected to be material.

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion 20, “Accounting Changes” (“APB 20”) and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatement of prior period financial statements as if that accounting principle had always been used. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the corrections of errors in previously issued financial statements and changes in accounting estimates. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006 and there was no material impact on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is to be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of this new guidance, but does not believe it will be material.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)

2. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Numerator:
Net income for basic earnings per share	$4.1	38.8	$44.3	79.6

Denominator:
Basic weighted average shares outstanding	40.8	40.3	40.7	40.2
Effect of dilutive share-based awards	0.8	0.7	0.8	0.7

Diluted weighted average shares outstanding	41.6	41.0	41.5	40.9

Basic earnings per share	$0.10	0.96	$1.09	1.98

Diluted earnings per share	$0.10	0.94	$1.07	1.94

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Number of options	—	0.4	—	0.4

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

For the three months ended June 30, 2006 and 2005, results of operations include pre-tax expense of $2.7 million and $0.1 million, respectively, relating to share-based awards for employees, non-employee directors and independent insurance agencies of the Company. For the six months ended June 30, 2006 and 2005, results of operations include pre-tax expense of $4.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, basic and diluted earnings per share were both reduced by $0.05 and $0.07, respectively. At June 30, 2006, there was $8.5 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $2.5 million in 2006, $3.6 million in 2007, $2.0 million in 2008 and $0.4 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized systematically along with all other compensation expense, as either a component of loss and loss expenses and acquisition and operating expenses in the accompanying Condensed Consolidated Statements of Income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee and non-employee director compensation for the three and six months ended June 30, 2005.

($ millions, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$38.8	$79.6
Deduct: Total stock-based employee and non- employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(1.7)

Pro-forma, net income	$37.9	$77.9

Earnings per share:
Basic — as reported	$0.96	$1.98

Basic — pro-forma	$0.94	$1.94

Diluted — as reported	$0.94	$1.94

Diluted — pro-forma	$0.91	$1.87

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

Equity Plan

The 2000 Stock Option Plan provided only for the award of qualified and nonqualified stock options. The Equity Plan now provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan (5.0 million common shares under the 2000 Stock Option Plan). As of June 30, 2006, a total of 1.5 million common shares were available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for the three and six months ended June 30, 2006 were 284,800 and 314,800, respectively. Stock options granted under the Equity Plan for the three and six months ended June 30, 2005 were 376,500.

The Equity plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restricted Period. Restricted shares granted for the three and six months ended June 30, 2006 were 10,000 and 20,500 with an average grant date fair value of $33.50 and $32.72, respectively. There were no restricted shares granted by the Company prior to January 1, 2006.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. There were 37,730 and 40,644 shares issued for the three months and six months ended June 30, 2006 and 2005, respectively.

Non-Employee Directors Plan

Under the Outside Directors Stock Option Plan, following each annual meeting of shareholders outside directors received nonqualified options to purchase 4,200 common shares at an option price equal to the fair market value of the common shares at the close of business on the last trading day immediately prior to the date of the annual meeting. These nonqualified options vested upon grant and are exercisable for 10 years from the date of grant. On May 11, 2005 (the date of the Company’s 2005 annual meeting of shareholders), the Outside

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)

Directors Stock Option Plan was amended to prohibit the grant of further options under the plan.

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the Outside Directors RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the Outside Directors RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The Outside Directors RSU Plan automatically terminates on May 31, 2015. The Company accounts for the Outside Directors RSU Plan as a liability plan. There were 9,800 RSUs granted in the three and six months ended June 30 2006 and 2005. During the six months ended June 30, 2006, 1,695 units were distributed in the form of common shares of the Company. No shares were distributed during the three months ended June 30, 2006.

Agent Stock Option Plan

The Company has a stock option incentive plan for certain designated independent insurance agencies (“Agent Stock Option Plan”) that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. As of June 30, 2006, a total of 0.2 million shares were available for issuance under the Agent Stock Option Plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten year term. Stock options granted for the six months ended June 30, 2006 and 2005 were 16,452 and 27,060, respectively. Stock options granted for the three months ended June 30, 2006 and 2005 were none and 1,918, respectively.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during the three and six months ended June 30, 2006 and 2005. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

The weighted average fair values and related assumptions for options granted to employees for the three and six months ended June 30, 2006 were as follows:

	2006	2005
Fair value	$13.77	$11.26
Dividend yield	1.1%	0.7%
Risk free interest rate	5.2%	3.7%
Expected volatility factor	33.6%	36.5%
Expected life in years	7.0	7.2

For options granted under the Agency Stock Option Plan the fair value was estimated at the reporting date or vesting date. The weighted average fair value and related assumptions for the three and six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Fair value	$16.02	$14.67
Dividend yield	1.1%	0.7%
Risk free interest rate	5.2%	3.8%
Expected volatility factor	35.8%	36.9%
Expected life in years	8.9	7.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)

A summary of the Company’s stock option activity for the three and six months ended June 30, 2006 and 2005, is as follows:

(number of options in millions)	Three months ended June 30				Six months ended June 30
	2006		2005		2006		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	2.5	$19.73	2.5	$17.11	2.6	$18.72	2.6	$16.48
Granted	0.2	33.50	0.3	26.45	0.3	33.35	0.3	26.41
Exercised	(0.1)	10.63	(0.1)	10.88	(0.3)	11.09	(0.2)	8.23
Cancelled	—	27.92	—	—	—	27.92	—	17.45

Outstanding, ending	2.6	$21.65	2.7	$18.59	2.6	$21.65	2.7	$18.59

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $9.5 million and $4.1 million, respectively. For the three months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $3.1 million and $1.5 million, respectively. The tax benefit for tax deductions from share-based awards totaled $2.9 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The tax benefit for tax deductions from stock options exercised totaled $2.1 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively.

A summary of information pertaining to all options outstanding and exercisable at June 30, 2006 is as follows:

(number of options in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Less than $10.00	—	0.9	$8.55	—	$8.55
$10.01 - $20.00	1.4	4.5	15.33	1.4	15.33
$20.01 - $30.00	0.4	8.7	26.31	0.2	26.19
$30.01 - $40.00	0.8	8.7	32.05	0.3	30.94

Total	2.6	6.3	$21.65	1.9	$18.59

Aggregate intrinsic value for total options outstanding at June 30, 2006 is $28.3 million. Aggregate intrinsic value for total options exercisable at June 30, 2006 is $27.0 million.

4. Comprehensive Income

The components of accumulated other comprehensive income (loss), net of related tax, included in stockholders’ equity at June 30, 2006 and 2005, include unrealized holding gains (losses), net of tax. The components of comprehensive income (loss), net of related tax, are as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net income	$4.1	38.8	$44.3	79.6
Unrealized holding gains (losses), net of tax	(15.3)	19.9	(24.6)	(0.8)

Comprehensive (loss) income	$(11.2)	58.7	$19.7	78.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)

5. Reinsurance

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Premiums earned:
Assumed from other insurers and reinsurers	$1.8	1.6	$3.9	3.0
Assumed under State Auto Pool and other affiliate arrangements	245.2	250.0	489.5	498.5
Ceded to other insurers and reinsurers	(4.8)	(4.1)	(9.4)	(8.0)
Ceded under State Auto Pool and other affiliate arrangements	(171.2)	(171.3)	(341.2)	(340.4)

Net assumed premiums earned	$71.0	76.2	$142.8	153.1

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$2.2	2.3	$8.0	3.7
Assumed under State Auto Pool and other affiliate arrangements	185.3	131.7	304.4	260.0
Ceded to other insurers and reinsurers	(1.3)	(1.4)	(1.1)	(1.5)
Ceded under State Auto Pool and other affiliate arrangements	(120.4)	(95.6)	(205.8)	(186.4)

Net assumed losses and loss expenses incurred	$65.8	37.0	$105.5	75.8

6. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Three months ended June 30				Six months ended June 30
	Pension		Postretirement		Pension		Postretirement
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$2.5	2.0	$1.2	1.1	$5.0	4.0	$2.4	2.2
Interest cost	2.9	2.8	1.5	1.6	5.8	5.6	3.1	3.2
Expected return on plan assets	(4.3)	(4.2)	—	(0.1)	(8.5)	(8.4)	(0.1)	(0.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Amortization of transition assets	(0.1)	(0.1)	—	—	(0.3)	(0.3)	—	—
Amortization of net loss	0.8	0.3	0.2	0.2	1.5	0.6	0.3	0.4

Net periodic cost	$1.9	0.9	$3.0	2.9	$3.7	1.7	$5.9	5.9

The Company expects to contribute approximately $10.0 million to its pension plan in 2006. As of June 30, 2006, this contribution had not been made.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)

7. Segment Information

At June 30, 2006, the Company has two reportable segments: standard insurance and nonstandard insurance. Interim financial data by segment is as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Revenues from external customers:
Standard insurance	$264.4	267.8	$527.7	533.9
Nonstandard insurance	12.5	14.7	25.2	30.4
All other	1.3	1.4	2.7	2.8

Total revenues from external customers	$278.2	283.9	$555.6	567.1

Intersegment revenues:
Standard insurance	$—	0.1	$0.1	0.1
All other	2.2	2.2	4.4	4.4

Total intersegment revenues	$2.2	2.3	$4.5	4.5

Segment profit (loss):
Standard insurance	$(0.7)	53.6	$57.3	109.0
Nonstandard insurance	2.1	2.1	4.9	3.3
All other	—	2.2	(0.3)	4.2

Total segment profit	1.4	57.9	61.9	116.5

Reconciling items:
Corporate expenses	(3.0)	(3.5)	(5.9)	(6.7)
Net realized gains	1.4	—	0.5	2.4

Total consolidated income (loss) before federal income taxes	$(0.2)	54.4	$56.5	112.2

Segment assets:
Standard insurance			$2,137.9	2,126.8
Nonstandard insurance			108.3	124.7
All other			18.3	22.0

Total segment assets			$2,264.5	2,273.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, and for the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2005 (the “2005 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2005 Form 10-K, as it includes information regarding the Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of the Company’s current period financial results.

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

OVERVIEW

State Auto Financial Corporation (“State Auto Financial” or “STFC”) is a property and casualty insurance holding company primarily engaged in writing both personal and commercial lines of insurance. The State Auto Group (defined below) writes a broad line of property and casualty insurance products through approximately 22,500 independent insurance agents associated with approximately 3,000 agencies in 27 states.

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

The Pooled Companies (defined below) provide a broad line of property and casualty insurance, such as standard personal and commercial automobile, homeowners’, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard personal automobile insurance to the nonstandard insurance market. The Pooled Companies and SA National are collectively referred to as the “State Auto Group.”

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

The Pooled Companies are rated A+ (Superior) by the A.M. Best Company.

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

RESULTS OF OPERATIONS

The following table summarizes certain key performance metrics for the three- and six-month periods ended June 30, 2006 and 2005 that we use to monitor our financial performance:

($ millions)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2006	2005	2006	2005
Total revenue	$280.0	284.2	$556.8	570.1
Net income	$4.1	38.8	$44.3	79.6
Stockholders’ equity	$786.9	740.0	$786.9	740.0
Book value per share	$19.25	18.34	$19.25	18.34
Loss and LAE ratio(1)	75.6%	53.3%	62.7%	53.0%
Expense ratio(1)	31.5%	31.7%	32.8%	31.8%
Combined ratio(1)	107.1%	85.0%	95.5%	84.8%
Catastrophe loss and LAE points	23.3	1.2	13.5	2.0
Premium written growth(2)	(2.4%)	4.5%	(2.9%)	7.9%
Premium earned growth	(2.7%)	4.5%	(2.7%)	5.1%
Investment yield	4.4%	4.3%	4.4%	4.3%

			Twelve months ended June 30
Statutory Basis:			2006	2005
Net premiums written to surplus(3)			1.4	1.5

(1)

Loss and LAE ratio is losses and loss expenses as a percentage of earned premiums. Expense ratio is acquisition and operating expenses as a percentage of earned premiums. Combined ratio is the sum of the loss and LAE ratio and the expense ratio.

(2)

4.6 points of the increase for the six months ended June 30, 2005 relates to $23.9 million of unearned premium transferred to us in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

(3)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables provides a summary of our insurance segments’ GAAP underwriting profit (in dollars) and GAAP combined ratio, along with related segment net investment income, for the three- and six-month periods ended June 30, 2006 and 2005. The tabular information provided is net of adjustments for transactions with other segments.

($ millions)	Three months ended June 30, 2006
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$257.8		$9.9		$267.7

Earned premiums	245.2		11.5		256.7
Losses and loss expenses	187.0	76.3	7.0	60.8	194.0	75.6
Acquisition and operating expenses	78.0	31.8	2.9	25.5	80.9	31.5

GAAP underwriting profit and combined ratio	$(19.8)	108.1	$1.6	86.3	$(18.2)	107.1

Net investment income	$17.4		$0.9		$18.3

($ millions)	Three months ended June 30, 2005
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$263.2		$11.0		$274.2

Earned premiums	250.0		13.7		263.7
Losses and loss expenses	131.7	52.7	9.0	66.0	140.7	53.3
Acquisition and operating expenses	80.6	32.2	3.0	21.6	83.6	31.7

GAAP underwriting profit and combined ratio	$37.7	84.9	$1.7	87.6	$39.4	85.0

Net investment income	$16.1		$0.9		$17.0

($ millions)	Six months ended June 30, 2006
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$494.2		$22.6		$516.8

Earned premiums	489.6		23.2		512.8
Losses and loss expenses	307.5	62.8	13.8	59.6	321.3	62.7
Acquisition and operating expenses	162.7	33.2	5.7	24.5	168.4	32.8

GAAP underwriting profit and combined ratio	$19.4	96.0	$3.7	84.1	$23.1	95.5

Net investment income	$34.4		$1.8		$36.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2005
	Standard		% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$530.0	(1)		$26.2		$556.2
Earned premiums	498.5			28.3		526.8
Losses and loss expenses	259.8		52.1	19.7	69.7	279.5	53.0
Acquisition and operating expenses	161.4		32.4	6.0	21.1	167.4	31.8

GAAP underwriting profit and combined ratio	$77.3		84.5	$2.6	90.8	$79.9	84.8

Net investment income	$32.0			$1.9		$33.9

(1)

Includes $23.9 million of unearned premiums transferred to us in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

________

During the three- and six-month periods ended June 30, 2006, net income was $4.1 million and $44.3 million, respectively, as compared to $38.8 million and $79.6 million for the same 2005 periods. Income (loss) before federal income taxes for the three and six month periods ended June 30, 2006 was $(0.2) million and $56.5 million, respectively, as compared to $54.4 million and $112.2 for the same 2005 periods. The three- and six-month periods ended June 30, 2006 included net realized gain on investments of $1.4 million and $0.5 million, respectively, as compared to realized gains of $0.0 million and $2.4 million for the same 2005 periods. Catastrophe losses contributed largely to our second quarter and year-to-date decreases in 2006 net income. Beginning in 2006, we began recognizing expenses associated with our share-based compensation plans in accordance with FASB Statement SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). The additional amount recognized in the three- and six-month periods ended June 30, 2006 was $2.4 million and $3.6 million, respectively. SFAS 123(R) is discussed below in the Expense section.

Revenues

We measure top-line growth for our insurance segments based on written premiums, which represent the premiums on policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned.

The following table provides a summary by segment and line of business of our written premiums, net of reinsurance, for the second quarter 2006 and 2005:

($ millions)	Net Written Premiums
	Three months ended June 30			Six months ended June 30
	2006	2005	% Change	2006	2005(1)	% Change
Standard segment:
Auto – personal	$91.8	98.6	(6.9)	$181.8	196.4	(7.4)
Auto – commercial	27.3	28.3	(3.5)	53.1	54.7	(2.9)
Homeowners and farmowners	55.1	54.0	2.0	97.4	95.3	2.2
Commercial multi-peril	23.1	22.7	1.8	44.8	43.7	2.5
Workers’ compensation	9.4	8.6	9.3	17.7	17.7	0.0
Fire and allied lines	21.1	21.7	(2.8)	41.4	42.0	(1.4)
Other & products liability	20.9	20.3	3.0	40.8	39.3	3.8
Miscellaneous personal & commercial	9.1	9.0	1.1	17.2	17.0	1.2

Total Standard	257.8	263.2	(2.1)	494.2	506.1	(2.4)

Nonstandard segment:
Auto – personal	9.9	11.0	(10.0)	22.6	26.2	(13.7)

Grand Total	$267.7	274.2	(2.4)	$516.8	532.3	(2.9)

(1)

Amounts have been adjusted to exclude the unearned premium transferred in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Standard segment net written premium for the three- and six-month periods ended June 30, 2006 decreased $5.5 million (2.1%) and $11.9 million (2.3%), respectively, as compared to $257.8 million and $494.3 millionfor the same 2005 periods. The private passenger auto written premium decrease was partially offset by written premium gains in homeowners’ and some commercial lines of business.

Standard personal auto premiums are being impacted by an extremely competitive personal auto marketplace. The competitive pressures on auto not only impact new business production, but also put downward pressures on existing rates. The majority of our rate changes in the personal auto line in 2005 and 2006 were decreases based upon profitable experience and the need to address competitive pressures in the marketplace.

In December 2005, in order to improve personal auto growth opportunities, we began introducing a new auto program – CustomFitSM. CustomFitSM uses a multi-variate rating approach which broadens the underwriting and eligibility guidelines for new clients. Serving a larger percentage of the personal lines market is expected to improve new business opportunities. In the second quarter 2006, CustomFitSM was introduced into three more states - Missouri, Indiana and Tennessee. As of June 30, 2006, we had introduced CustomFitSM in a total of six of our operating states which together generate close to 54% of our private passenger auto net written premium. We anticipate a positive impact on net written premiums as new personal auto and associated homeowners’ application activity has shown a marked improvement in those states in which CustomFitSM has been introduced.

Standard homeowners’ business has shown modest growth in 2006. The competitive pressures that have impacted personal auto have also extended to homeowners’. In general, our rate actions in this line of business tend to be flat to a small decrease. In order to improve growth opportunities and broaden our homeowners’ product, a coverage enhancement was added to all homeowners’ policies in the second quarter 2006. A revised Identity Theft endorsement was introduced in all states and the coverage became effective on June 1, 2006. The new enhancement provides a set limit of liability to cover identity theft losses, as well as provides insureds with the use of an advocacy service to assist those who become the victim of identity theft.

Standard commercial business new premiums have increased modestly so far this year. Over the last few quarters the overall impact to new written premiums from rate changes has been a slight decrease. In commercial lines, we are pursuing some initiatives that we anticipate will generate additional written premium over the long term. One of our strategic priorities is to develop an easier web-based rating system for all products, beginning with those that generate most new business submissions. In addition, we are developing more sophisticated rate models to further segment our pricing of commercial lines accounts, which we anticipate will improve our growth opportunities while still achieving our profit targets. We have also increased field underwriting authority which quickens our response to our agents. Another initiative we are undertaking is the development of a total account underwriting approach that helps us offer additional products to our existing accounts.

Net written premium in our nonstandard auto segment for the three- and six-month periods ended June 30, 2006 decreased $1.1 million (9.7%) and $3.6 million (13.7%) to $9.9 million and $22.6 million, respectively, as compared to the same 2005 periods. Many factors influenced the decrease in net written premiums in our nonstandard auto segment.

Our first and primary goal is to produce a profit. In 2004 and 2005, certain agency and market actions were undertaken to improve profitability in this segment. These actions resulted in the termination of some unprofitable agencies and rate increases were implemented in certain states. Secondly, the personal auto market is changing quickly and dramatically. Many companies are moving to a single auto product which can accommodate most personal auto risks. As a result, the delineation between standard and nonstandard auto insurance is becoming blurred. The availability for new auto programs to accept a broader range of insureds has limited the nonstandard auto market for us and other insurers. The nonstandard auto profit action steps mentioned above have produced the desired results. Consequently, we believe we are positioned to grow our nonstandard business. We have lowered rates in many states and also introduced an aggressive previous insurance transfer credit in eight states. This credit works to attract and reward new nonstandard policyholders who previously carried continuous insurance with another company. A total of 11 of our 21 nonstandard states now have this new credit and the result is expected to be a more competitive rate for new insureds.

For all our products we continue to emphasize that we will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agency partners by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with us and provides substantial value to our customers. Our Internet-based point of sale agency portal for personal lines business, netXpress, and our automated intelligent underwriting system, Apollo, are examples of standards-based, user-friendly technology which makes it easier for agents to submit personal lines accounts to us.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our policies provide a fixed amount of coverage for a stated period of time, often referred to as the “policy term.” As such, our written premiums are recognized as earned ratably over the policy term The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired terms of the policy. The following table summarizes our earned premium revenue by segment and line of business for the three- and six-month periods ended June 30, 2006 and 2005:

($ millions)	Earned Premiums
	Three months ended June 30			Six months ended June 30
	2006	2005	% Change	2006	2005	% Change
Standard segment:
Auto – personal	$90.4	98.0	(7.8)	$181.6	196.4	(7.5)
Auto – commercial	25.2	25.9	(2.7)	50.4	51.6	(2.3)
Homeowners and farmowners	50.1	48.5	3.3	100.1	96.4	3.8
Commercial multi-peril	22.0	20.9	5.3	43.6	41.4	5.3
Workers’ compensation	8.4	8.3	1.2	16.6	17.0	(2.4)
Fire and allied lines	21.1	21.2	(0.5)	42.4	42.4	0.0
Other & products liability	19.8	19.0	4.2	38.5	37.1	3.8
Miscellaneous personal & commercial	8.2	8.2	—	16.4	16.2	1.2

Total Standard	245.2	250.0	(1.9)	489.6	498.5	(1.8)

Nonstandard segment:
Auto – personal	11.5	13.7	(16.1)	23.2	28.3	(18.0)

Grand Total	$256.7	263.7	(2.7)	$512.8	526.8	(2.7)

Net investment income increased $1.3 million (6.7%) to $20.6 million and $2.7 million (7.0%) to $41.0 million for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same 2005 periods. Strong underwriting results in 2005, which contributed positively to cash flows, increased the amount of our invested assets from June 30, 2005. Total cost of invested assets at June 30, 2006 and 2005 was $1,878.2 million and $1,826.1 million, respectively. The annual investment yield based on average invested assets at cost was 4.4% for the three- and six-month periods ended June 30, 2006 and 4.3% for the same 2005 periods. Throughout 2005, we continued to allocate new monies and reinvestments to tax-exempt municipal bonds, targeting an allocation of 70% of our portfolio, in an effort to maximize our after tax income. At June 30, 2006, based on amortized cost, municipal bonds accounted for 72.0% of the bond portfolio versus 69.5% at June 30, 2005. For the three- and six-month periods ended June 30, 2006, after tax net investment income grew to $17.3 million (16.1% effective tax rate) and $34.3 million (16.2% effective tax rate), respectively, from $15.9 million (17.6% effective tax rate) and $31.5 million (17.9% effective tax rate) for the same 2005 periods.

Realized gains and losses for the three- and six-month periods ended June 30, 2006 are summarized as follows:

	Three months ended June 30, 2006		Six months ended June 30, 2006
($ millions)	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
Realized gains:
Fixed maturities	$0.2	$18.7	$0.6	$48.6
Equity securities	2.4	11.8	7.2	30.3

Total realized gains	2.6	30.5	7.8	78.9
Realized losses:
Fixed maturities	—	2.7	(3.8)	2.7
Equity securities	(1.2)	6.1	(3.5)	16.4

Total realized losses	(1.2)	8.8	(7.3)	19.1

Net realized gains on investments	$1.4	$39.3	$0.5	$98.0

We recognized a total of $1.1 million and $5.4 million in other-than-temporary impairments in the three- and six-month periods ended June 30, 2006, respectively, as compared to $1.0 million and $1.6 million in the same 2005 periods, respectively. The $3.8 million fixed maturities realized losses reflected in the above table represents recognized other-than-temporary impairments related to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced our estimate of future cash flows we expect to receive from these securities in light of actual default rates of the underlying collateral securities in excess of assumed defaults. Our carrying value of these securities at June 30, 2006 was $2.1 million. Included in the equity securities realized losses through six months was $1.6 million of other-than-temporary impairment related to four of our equity holdings within the consumer sector. Two of these equity positions were sold during the second quarter and one was sold subsequent to June 30, 2006. We plan to continue to hold the fourth as the underlying fundamentals remain strong and we believe it to be a good value. The other-than-temporary impairments recognized in 2006 were limited to these securities, based on specific facts and judgements related to these particular issuers.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Most of the realized gains during the three- and six-month periods ended June 30, 2006 were derived from the equity segment of the portfolio. Equity sales were executed during this time for various reasons, including achieving our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer term municipal bonds.

See further discussion regarding investments at the “Liquidity and Capital Resources,” “Other,” “Investments” section included herein.

Expenses

On January 1, 2006, we began recognizing compensation expense associated with share-based awards granted to employees and non-employee directors within our financial statements in accordance with SFAS 123(R). Prior to January 1, 2006, we accounted for these awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. We adopted the guidance provided by SFAS 123(R) under the modified prospective transition. Under this transition method, share-based compensation expense in 2006 includes the portion vesting in the period for (1) all share-based awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, we provided pro-forma disclosures as required under SFAS 123. You may refer to the complete disclosure on share-based awards in Note 3, Share-Based Awards, of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. Our three- and six-month periods ended June 30, 2005 pro-forma earnings, as reported in our June 30, 2005 Form 10-Q, included $0.03 and $0.07 diluted per share of share-based compensation expense, respectively. For the three- and six-month periods ended June 30 2006, $0.04 diluted per share and $0.06 diluted per share for comparable share-based awards previously included in the pro-forma earnings disclosure. The expense for our share-based awards are based on their fair value at date of grant and amortized over the vesting period. At June 30, 2006, there was $8.5 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $2.5 million in the last two quarters of 2006; $3.6 million in 2007; $2.0 million in 2008; and $0.4 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss expenses and acquisition and operating expenses in a manner consistent with other employee compensation in the accompanying Condensed Consolidated Statements of Income.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of our stock over the expected life of the option, which significantly impacts the assumed fair value. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods.

Our consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 75.6% and 62.7% for the three- and six-month periods ended June 30, 2006, respectively, as compared to 53.3% and 53.0% for the same 2005 periods. Catastrophes during the quarter had a large impact on our personal and commercial property lines. Our standard personal auto line continues to benefit from cumulative rate changes taken over the past several years. Our nonstandard auto segment, as in the past, tends to be more volatile in terms of loss frequency than the standard auto segment. Our focus on rate adequacy and monitoring our independent agency partners’ performance, in terms of both growth and profit, has enabled the nonstandard segment to consistently generate a net underwriting profit over the last several years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides our insurance segments’ comparative GAAP loss and LAE ratios for the three- and six-month periods ended June 30, 2006 and 2005:

	GAAP Loss and LAE ratios
	Three months ended June 30			Six months ended June 30
	2006	2005	Improve (Deteriorate)	2006	2005	Improve (Deteriorate)
Standard segment:
Auto – personal	58.1	60.4	2.3	57.4	59.1	1.7
Auto – commercial	39.4	59.3	19.9	35.1	58.2	23.1
Homeowners and farmowners	136.4	53.1	(83.3)	95.3	46.8	(48.5)
Commercial multi-peril	76.3	48.0	(28.3)	58.9	45.4	(13.5)
Workers’ compensation	64.3	49.8	(14.5)	46.5	57.9	11.4
Fire and allied lines	111.0	35.8	(75.2)	86.3	39.4	(46.9)
Other & products liability	41.1	41.5	0.4	35.8	52.6	16.8
Miscellaneous personal & commercial	30.7	22.4	(8.3)	38.9	23.7	(15.2)
Total Standard	76.3	52.7	(23.6)	62.8	52.1	(10.7)

Nonstandard segment:
Auto – personal	60.8	66.0	5.2	59.6	69.7	10.1
Consolidated	75.6	53.3	(22.3)	62.7	53.0	(9.7)

Our second quarter 2006 loss and LAE ratio increased 22.3 points from the same 2005 period, and for the first six months of 2006 the ratio increased 9.7 points from the same 2005 period. There can be variability in losses within our lines between quarterly periods, particularly for small lines and for lines more susceptible to catastrophe losses. During the second quarter of 2006, catastrophes added 23.3 points ($59.8 million) to the loss ratio, as compared to 1.2 points ($3.2 million) for the second quarter of 2005. For the first six months of 2006, catastrophes added 13.5 points ($69.4 million) to the loss ratio, as compared to 2.0 points ($10.3 million) for the first six months of 2005.

Our homeowners’ loss experience was dramatically affected by the catastrophes occurring during the second quarter of 2006. Approximately 58% of all homeowners’ losses in the quarter were attributable to second-quarter 2006 catastrophes. We were impacted by three major storms in April 2006, which totaled $47.6 million. While these storms affected a number of states, however, the states of Indiana, Tennessee and Kentucky incurred 64% of the total second quarter 2006 homeowners’ catastrophe losses. Storms in the Midwest are not uncommon second quarter occurrences. However, the past two years had relatively small weather related losses as compared to 2006.

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

There were two new underwriting tools introduced or expanded during the second quarter of 2006 which should help to improve the loss ratios and profitability over the long run. First, for our auto risks, use of a youthful driver identification tool was expanded from three states to eleven states. This tool works to identify unknown youthful operators at the earliest possible point without the need to rely on agents or policyholders for this information. Youthful operators, as inexperienced drivers, tend to produce a disproportionate number of losses. Our ability to identify these drivers early and charge the appropriate premium should improve profit within the auto lines of business. Second, for our property risks, a new protection class tool has been introduced which verifies the accuracy of the fire protection for a given risk. This information ensures the accurate rating and appropriate underwriting of each risk. Widespread use of this product is expected to improve the accuracy of fire protection information and should positively impact pricing.

Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 31.5% and 32.8% for the three- and six-month periods ended June 30, 2006, respectively, as compared to 31.7% and 31.8% for the same 2005 periods. The second quarter 2006 expense ratio benefited from no quarterly performance bonus (“QPB”) for our Company associates, as well as a lower estimate for our agent’s contingent commission (“QPA”) accrual compared to the same period in 2005. Both QPB and QPA, are, in general, related to the level of loss activity incurred for the period. These benefits were partially offset by both the compensation cost associated with share-based awards and all costs being measured against a lower earned premium base. The six-month ratio increase was largely due to recognition of share-based compensation which began in 2006 and the lower than anticipated premium writings in combination with certain fixed expenses increasing. For the three- and six-month periods ended June 30, 2006, share based compensation increased the expense ratio points 0.7 and 0.5 points, respectively.

Interest expense in the three- and six-month periods ended June 30, 2006 was $1.9 million and $3.7 million, respectively, as compared to $2.2 million and $4.4 million for the same 2005 periods. The decrease in interest expense was largely due to our

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

repayment to State Auto Mutual of a $45.5 million note at the end of 2005. The amount of interest expense for the three- and six-month periods ended June 30, 2005 related to this $45.5 million note was $0.4 million and $0.8 million, respectively. See further discussion of our debt arrangements in the section “Liquidity and Capital Resources,” “Borrowing Arrangements” included herein.

The effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. For the three and six month periods ended June 30, 2006, the effective tax rate was (2,085.18%) and 21.6%, respectively, as compared to 28.8% and 29.1% for the same 2005 periods. The tax benefit of $4.3 million in the current quarter was caused by applying the appropriate tax rate to our underwriting loss and offsetting this with the tax expense associated with net realized investment gains and net investment income. As previously discussed, the effective tax rate on net investment income has declined to 16.1% and 16.2% for the three- and six-month periods ended June 30, 2006, respectively, as compared to 17.6% and 17.9% for the same 2005 periods, primarily due to our decision to continue increasing our tax-exempt municipal bonds holdings throughout 2005.

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

At June 30, 2006 and December 31, 2005, we had $33.8 million and $28.7 million, respectively, of cash and cash equivalents and $1,861.0 million and $1,879.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

For the six months ended June 30, 2006, net cash provided by operating activities was $24.2 million as compared to $120.4 million for the same 2005 period. The significant sources of operating cash flows are derived from underwriting operations and investment income. The decrease in cash provided by operating activities is primarily the result of:

•

As of January 1, 2005, the Pooling Arrangement was amended to add the Meridian Insurers as participants. In conjunction with the amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

•	During the first six months of 2006 there was a decline in net written premiums collected and an increase in the amount of loss and loss expenses paid over the comparable period.

For the six months ended June 30, 2006, net cash used in investing activities was $18.4 million compared to $144.2 million for the same 2005 period. The decrease in investing activity in 2006 as compared to 2005 was primarily the result of:

•	$35.6 million more cash and cash equivalents available to invest at the beginning of 2005 as compared to 2006.
•	$96.2 million more available to invest in 2005 as a result of the cash provided from operations as described above.

Net cash used in financing activities was $0.7 million for six months ended June 30, 2006, which reflects:

•

Dividends to shareholders paid in the first six months of 2006 totaled $7.3 million as compared to $1.3 million in the same 2005 period. This increase was the result of our increasing the dividend rate per share from $0.045 for the first two quarters of 2005 to $0.09 for the first two quarters of 2006. In addition, on July 31, 2005, State Auto Mutual’s waiver of dividends expired. Consequently, we paid $4.8 million in dividends to State Auto Mutual during the first six months of 2006 compared to none in the same period of 2005.

•	Offsetting dividends paid during the six–month period ended June 30, 2006 was cash proceeds from stock option exercises of $4.2 million.
•

SFAS 123(R) requires the cash tax benefit of share-based activity to be reflected within the financing section of the statement of cash flows, whereas in 2005, this activity totaling $1.1 million was reflected as an operating cash flow.

BORROWING ARRANGEMENTS

Credit Agreement

We have a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provides for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. However, we currently intend to keep the facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2005 Form 10-K. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Agreement contains certain covenants, including financial covenants that requires us to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. We have not borrowed any funds under the Credit Agreement. As of June 30, 2006, we were in compliance with all of covenants under the Credit Agreement.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured senior notes due November 2013 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries’ existing and future indebtedness. As of June 30, 2006, we were in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2005 through June 30, 2006 ranged from 6.6% to 9.4%.

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

For the first two quarters of 2006, there were no material changes in our reinsurance arrangements since December 31, 2005. However effective July 1, 2006 we made revisions to our casualty excess of loss, property per risk excess of loss, and property catastrophe excess of loss reinsurance programs.

Coverage under the casualty excess of loss program was expanded effective July 1, 2006, so that reinsurers are responsible for 95% of the excess over $2 million up to $5 million of covered loss, compared to 90% under the previous program.

The property per risk excess of loss program was revised effective July 1, 2006, so that each company within our State Auto Group is responsible for the first $3 million of each covered loss, compared to the first $2 million of each covered loss under the previous program. The previous retention of $2 million had been in place for nine years. Our capacity to retain more direct exposure has grown over that time, and raising the retention under this program tempered the effect of higher property reinsurance rates this year. Also effective July 1, 2006, coverage was expanded so that reinsurers are responsible for 100% of the excess over the retention up to $20 million of covered losses, compared to up to $10 million of covered loss during the first six months of 2006. Increasing the amount of reinsurance limit purchased under this program allows the companies to reduce the amount of facultative reinsurance purchased for property limits between $10 million and $20 million, resulting in a cost savings.

The property catastrophe excess of loss program was revised effective July 1, 2006, so that the State Auto Group retains the first $55 million of catastrophe loss per occurrence, compared to the first $40 million of catastrophe loss per occurrence under the previous program. The previous retention of $40 million had been in place for 10 years. The companies’ capacity to retain more direct exposure has grown over that time, and raising the retention under this program tempered the effect of higher property reinsurance rates this year. The amount of reinsurance coverage did not change at July 1, 2006. Excess of the retention, this program continues to provide coverage for the next $80 million of covered loss with a 5% co-participation.

The intercompany catastrophe reinsurance agreement, by which State Auto P&C acts as the catastrophe reinsurer for the State Auto Group, was revised effective July 1, 2006, so that the State Auto Group attaches at $135 million of catastrophe loss per occurrence, compared to the first $120 million of catastrophe loss per occurrence under the previous program. This change is a direct result of the change in retention under the property catastrophe excess of loss program discussed above. The amount of reinsurance coverage did not change at July 1, 2006. Excess of the retention, this program continues to provide coverage for the next $100 million of covered loss.

Along with the reinsurance programs described above, our workers’ compensation excess of loss and workers’ compensation catastrophe excess of loss programs were also renewed effective July 1, 2006 with no material revisions.

Overall, the changes to these programs will result in a modest increase in cost that is not expected to be material to our quarter or year to date results of operations.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Regulatory Considerations

At June 30, 2006, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

OTHER

Investments

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At June 30, 2006, we had no fixed maturity investments rated below investment grade, nor any mortgage loans.

We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend. Our investment strategy does not rely on the use of derivative financial instruments.

At June 30, 2006, all investments in fixed maturity and equity securities were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

The following table provides the composition of our investment portfolio at fair market value at June 30, 2006 and December 31, 2005, respectively:

($ millions)	June 30, 2006		December 31, 2005

Fixed maturities, at fair value	$1,596.1	85.8%	$1,617.3	86.0%
Equity securities, at fair value	258.0	13.8%	255.6	13.6%
Other invested assets	6.9	0.4%	7.0	0.4%

Total investments	$1,861.0	100.0%	$1,879.9	100.0%

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

Other than the impairment write downs previously discussed, a review of our investments at June 30, 2006 determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At June 30, 2006, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at June 30, 2006.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides detailed information on our investment portfolio for gross unrealized gains and losses, adjusted for investments with other-than-temporary impairment at June 30, 2006:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$224.2	$0.1	5	$(7.8)	80	$216.5
States & political subdivisions	1,150.7	14.2	243	(19.5)	294	1,145.4
Corporate securities	13.7	0.3	9	(0.1)	3	13.9
Mortgage-backed securities of U.S. Gov. Agencies	226.3	1.5	8	(9.7)	65	218.1
Other debt securities	2.2	—	—	—	—	2.2

Total fixed maturities	1,617.1	16.1	265	(37.1)	442	1,596.1
Equity Securities:
Consumer	63.9	9.7	22	(0.5)	6	73.1
Technologies	27.5	2.1	5	(1.5)	6	28.1
Pharmaceuticals	14.7	0.1	2	(0.4)	3	14.4
Financial services	56.2	12.2	22	(0.2)	3	68.2
Manufacturing & other	61.4	13.2	24	(0.4)	5	74.2

Total equity securities	223.7	37.3	75	(3.0)	23	258.0
Other invested assets	5.8	1.1	4	—	—	6.9

Total investments	$1,846.6	$54.5	344	$(40.1)	465	$1,861.0

The amortized cost and fair value of fixed maturities at June 30, 2006, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$5.2	5.2
Due after 1 year through 5 years	49.4	48.8
Due after 5 years through 10 years	280.2	281.5
Due after 10 years	1,056.0	1,042.6
Mortgage-backed securities	226.3	218.0

Total	$1,617.1	1,596.1

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

In 2005, we participated in a securities lending program whereby certain fixed maturity and equity securities from our investment portfolio were loaned to other institutions for short periods of time. We required collateral, equal to 102% of the market value of the loaned securities. The collateral was invested by the lending agent, in accordance with our guidelines, generating investment income, net of applicable fees. We accounted for this program as a secured borrowing and recorded the collateral held and corresponding liability to return the collateral on our balance sheet. During the second quarter, we terminated our participation in this program and there were no securities on loan or related collateral held as of June 30, 2006. At December 31, 2005, the amount of collateral held was approximately $99.0 million and the amount of securities lent was $96.0 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss Reserves

The following table presents losses and loss expenses payable by major line of business:

($ millions)	Losses and loss expenses payable
	June 30, 2006	December 31, 2005	% Change
Automobile – personal standard	$183.8	$192.7	(4.6)
Automobile – personal nonstandard	24.0	27.5	(12.7)
Automobile – commercial	82.2	92.8	(11.4)
Homeowners and farmowners	83.7	63.9	31.0
Commercial multi-peril	91.1	90.7	0.4
Workers’ compensation	84.6	87.6	(3.4)
Fire and allied lines	31.0	24.3	27.6
Other/products liability	127.0	124.7	1.8
Miscellaneous personal/commercial lines	6.7	7.1	(5.6)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $15.3 and $17.4, respectively	$714.1	$711.3	0.4

As provided in the above table, reserve changes since year end 2005 are primarily attributable to second quarter catastrophes on our property lines. Outside of the property lines, the reserve level changes are consistent with the exposure level changes at the product level.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company previously reported the departure of its former chief financial officer and the election of Cynthia A. Powell, Vice President and Chief Accounting Officer, as Treasurer. Ms. Powell will execute the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as the equivalent of the Company’s principal financial officer, as her expanded duties include finance and treasury.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased * (in whole numbers)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
04/01/06 thru 04/30/06	7,001	$35.97	—	—
05/01/06 thru 05/31/06	5,046	34.61	—	—
06/01/06 thru 06/30/06	777	34.11	—	—

Total	12,824	$35.32	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of State Auto Financial Corporation was held on May 18, 2006. The total shares represented at the meeting were 38,813,955 common shares. This constituted 95.3% of the Company’s 40,727,650 common shares outstanding as of March 24, 2006, the record date for the determination of shareholders entitled to notice of and to vote at the annual meeting. At the annual meeting, the shareholders voted on the following proposals:

1.

The election of Robert P. Restrepo, Jr., Richard K. Smith and Paul S. Williams as Class III directors, each to hold office until the 2009 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

	Number of Votes
	For	Withheld
Robert P. Restrepo, Jr.	38,680,889	133,067
Richard K. Smith	38,779,515	34,441
Paul S. Williams	38,786,630	27,326

On the basis of this vote, each of Robert P. Restrepo, Jr., Richard K. Smith and Paul S. Williams were elected as Class III directors to serve until the 2009 annual meeting and until a successor is elected and qualified.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

2.	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for 2006.

For the Proposal	Opposed to Proposal	Abstain
38,654,988	149,930	9,036

On the basis of this vote, the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for 2006 was adopted by the shareholders.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.68

Separation Agreement and Release among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven J. Johnston dated as of June 19, 2006.

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

State Auto Financial Corporation

Date: August 8, 2006	/s/ Cynthia A. Powell
Cynthia A. Powell Treasurer and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.68

Separation Agreement and Release among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven J. Johnston dated as of June 19, 2006.

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002