Form 10-Q
period 2006-09-30
State Auto Financial CORP
filed 2006-11-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Yes  ☐      No  ☒

On November 2, 2006, the Registrant had 41,026,790 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three- and nine-month periods ended September 30, 2006

Part I. Financial Information

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2006 (unaudited)	December 31 2005 (see note 1)

Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,608.8 and $1,597.3, respectively)	$1,626.6	1,617.3
Equity securities, available for sale, at fair value (cost $217.9 and $224.8, respectively)	257.3	255.6
Other invested assets	6.0	7.0

Total investments	1,889.9	1,879.9
Cash and cash equivalents	70.3	28.7
Securities lending collateral	—	99.0
Accrued investment income and other assets	48.1	45.1
Deferred policy acquisition costs	108.1	106.0
Net prepaid pension expense	63.6	59.2
Reinsurance recoverable on losses and loss expenses payable (affiliates $3.2 and $5.5, respectively)	14.0	17.4
Prepaid reinsurance premiums (affiliates none and $0.2, respectively)	5.7	6.1
Due from affiliate	14.9	7.1
Current federal income taxes	11.3	3.7
Deferred federal income taxes	9.7	10.1
Property and equipment, at cost (net of accumulated depreciation of $5.0 and $4.8, respectively)	12.5	12.6

Total assets	$2,248.1	2,274.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $292.4 and $302.6, respectively)	$703.9	728.7
Unearned premiums (affiliates $124.4 and $128.4, respectively)	444.7	432.9
Notes payable (affiliates $15.5 and $15.5, respectively)	118.5	118.7
Postretirement benefit liabilities	95.3	89.2
Securities lending obligation	—	99.0
Other liabilities	39.6	42.9

Total liabilities	1,402.0	1,511.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.7 and 45.1 shares issued, respectively, at stated value of $2.50 per share	114.2	112.8
Less 4.7 and 4.6 treasury shares, at cost, respectively	(58.0)	(56.8)
Additional paid-in capital	84.7	70.2
Accumulated other comprehensive income	38.1	34.3
Retained earnings	667.1	603.0

Total stockholders’ equity	846.1	763.5

Total liabilities and stockholders’ equity	$2,248.1	2,274.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2006	2005
Earned premiums (ceded to affiliates $172.6 and $172.1, respectively)	$255.8	262.9
Net investment income	20.6	20.1
Net realized gains on investments	2.0	4.4
Other income (affiliates $0.7 and $0.7, respectively)	1.2	1.1

Total revenues	279.6	288.5
Losses and loss expenses (ceded to affiliates $99.6 and $139.4, respectively)	145.0	182.2
Acquisition and operating expenses	87.6	81.3
Interest expense (affiliates $0.4 and $0.7, respectively)	1.9	2.2
Other expenses, net	2.7	2.6

Total expenses	237.2	268.3

Income before federal income taxes	42.4	20.2
Federal income tax expense	11.2	3.4

Net income	$31.2	16.8

Earnings per common share:
Basic	$0.76	0.41

Diluted	$0.75	0.41

Dividends paid per common share	$0.100	0.090

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2006	2005
Earned premiums (ceded to affiliates $513.8 and $512.5, respectively)	$768.6	789.7
Net investment income	61.6	58.4
Net realized gains on investments	2.5	6.8
Other income (affiliates $2.2 and $2.2, respectively)	3.7	3.7

Total revenues	836.4	858.6
Losses and loss expenses (ceded to affiliates $305.4 and $325.8, respectively)	466.3	461.7
Acquisition and operating expenses	256.0	248.7
Interest expense (affiliates $1.1 and $2.1, respectively)	5.6	6.6
Other expenses, net	9.6	9.2

Total expenses	737.5	726.2

Income before federal income taxes	98.9	132.4
Federal income tax expense	23.4	36.0

Net income	$75.5	96.4

Earnings per common share:
Basic	$1.85	2.39

Diluted	$1.82	2.35

Dividends paid per common share	$0.280	0.180

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2006	2005
Cash flows from operating activities:
Net income	$75.5	96.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7.5	7.1
Share-based compensation	5.4	0.6
Net realized gains on investments	(2.5)	(6.8)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.0)	(7.0)
Accrued investment income and other assets	(0.1)	3.3
Net prepaid pension expense	(4.4)	(5.1)
Postretirement benefit liabilities	6.1	6.7
Other liabilities and due to/from affiliates, net	(11.4)	(12.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	3.8	15.6
Losses and loss expenses payable	(24.8)	24.6
Unearned premiums	11.8	9.5
Federal income taxes	(8.9)	(15.9)
Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	—	54.0

Net cash provided by operating activities	56.0	171.0

Cash flows from investing activities:
Purchase of fixed maturities – available-for-sale	(172.1)	(453.1)
Purchase of equity securities – available-for-sale	(65.2)	(70.5)
Purchase of other invested assets	(0.6)	(2.8)
Maturities, calls and pay downs of fixed maturities – available-for-sale	61.0	86.7
Sale of fixed maturities – available-for-sale	86.3	236.6
Sale of equity securities – available-for-sale	77.4	30.0
Sale of other invested assets	1.7	—
Net additions of property and equipment	(0.2)	(0.2)

Net cash used in investing activities	(11.7)	(173.3)

Cash flows from financing activities:
Proceeds from stock option exercises	6.2	2.8
Change in securities lending collateral	99.0	24.5
Change in securities lending obligation	(99.0)	(24.5)
Payment of common stock dividends	(11.4)	(4.9)
Excess tax benefits on share-based awards	2.5	—

Net cash used in financing activities	(2.7)	(2.1)

Net increase (decrease) in cash and cash equivalents	41.6	(4.4)

Cash and cash equivalents at beginning of period	28.7	64.3

Cash and cash equivalents at end of period	$70.3	59.9

Supplemental disclosures:
Federal income taxes paid	$29.4	51.9

Interest paid (affiliates $1.1 and $2.0, respectively)	$4.2	5.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is to be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company will adopt this new guidance effective January 1, 2007.

In February 2006, the FASB issued FASB Statement 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”)”, which is to be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company will adopt this guidance effective January 1, 2007.

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“SFAS 157”), which is to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no requirements for additional fair-value measures in financial statements. The

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company will adopt this guidance effective January 1, 2008.

In September 2006, the FASB issued FASB 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of December 31, 2006. SFAS 158 also requires recognition of actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statements 87 and 106 as a component of other comprehensive income, net of tax. In addition, SFAS 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. But the new measurement date requirement will not be effective until fiscal years ended after December 15, 2008. Currently the Company utilizes a measurement date of September 30th. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements. Based on information available within the Company’s audited financial statements included in the 2005 Form 10-K, the Company currently estimates that its stockholders’ equity as of September 30, 2006 would have decreased by approximately $60—$65 million if SFAS 158 had been effective for the third quarter of 2006. The actual impact of implementing SFAS 158 could vary materially from this estimate based upon the completion of the Company’s actuarial valuation as of the measurement date for 2006. We do not believe implementing SFAS 158 will have a significant impact on the Company’s debt covenants. The Company plans to adopt this guidance as required on the dates indicated above.

2. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Numerator:
Net income for basic earnings per share	$31.2	16.8	$75.5	96.4

Denominator:
Basic weighted average shares outstanding	41.0	40.4	40.8	40.3
Effect of dilutive share-based awards	0.6	0.8	0.8	0.7

Diluted weighted average shares outstanding	41.6	41.2	41.6	41.0

Basic earnings per share	$0.76	0.41	$1.85	2.39

Diluted earnings per share	$0.75	0.41	$1.82	2.35

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Number of options	0.3	—	0.3	0.4

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

For the three-month periods ended September 30, 2006 and 2005, results of operations include pre-tax expense of $1.2 million and none, respectively, relating to share-based awards for employees, non-employee directors, and independent insurance agencies of the Company. For the nine-month periods ended September 30, 2006 and 2005, results of operations include pre-tax expense of $5.4 million and $0.3 million, respectively. For the three- and nine-month periods ended September 30, 2006, basic and diluted earnings per share were reduced by $0.02 and $0.10, respectively. At September 30, 2006, there was $6.9 million of total unrecognized share-based compensation expense related to non-vested awards. This expense is expected to be recognized as follows: $1.2 million in 2006, $3.5 million in 2007, $1.8 million in 2008 and $0.4 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss expenses and acquisition and operating expenses in a manner consistent with other employee compensation in the accompanying Condensed Consolidated Statements of Income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee and non-employee director compensation for the three- and nine-month periods ended September 30, 2005:

($ millions, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$16.8	96.4
Deduct: Total stock-based employee and non- employee director compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(2.9)

Pro-forma, net income	$15.7	93.5

Earnings per share:
Basic — as reported	$0.41	2.39

Basic — pro-forma	$0.39	2.32

Diluted — as reported	$0.41	2.35

Diluted — pro-forma	$0.37	2.24

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Equity Plan

The 2000 Stock Option Plan provided only for the award of qualified and nonqualified stock options. The Equity Plan now provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan (5.0 million common shares under the 2000 Stock Option Plan). As of September 30, 2006, a total of 1.5 million common shares were available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. There were no stock options granted under the Equity Plan for the three months ended September 30, 2006 and 2005. Stock options granted under the Equity Plan for the nine months ended September 30, 2006 and 2005 were 314,800 and 376,500, respectively.

The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restricted Period. There were no restricted shares granted for the three months ended September 30, 2006. Restricted shares granted for the nine months ended September 30, 2006 were 10,500 with an average grant date fair value of $31.94. There were no restricted shares granted by the Company prior to January 1, 2006.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. There were no shares issued for the three months ended September 30, 2006 and 2005. There were 37,730 and 40,644 shares issued for the nine months ended September 30, 2006 and 2005, respectively.

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

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the Outside Directors RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the Outside Directors RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

appropriate levels. The Outside Directors RSU Plan automatically terminates on May 31, 2015. The Company accounts for the Outside Directors RSU Plan as a liability plan. There were no RSUs granted in the three months ended September 30, 2006 and 2005, and 9,800 RSUs were granted in the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006, 1,695 units were distributed in the form of common shares of the Company. No shares were distributed during the three months ended September 30, 2006.

Agent Stock Option Plan

The Company has a stock option incentive plan for certain designated independent insurance agencies (“Agent Stock Option Plan”) that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. As of September 30, 2006, a total of 0.2 million shares were available for issuance under the Agent Stock Option Plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten-year term. Stock options granted for the nine months ended September 30, 2006 and 2005 were 16,452 and 29,505, respectively. Stock options granted for the three months ended September 30, 2006 and 2005 were none and 2,445, respectively.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during the three- and nine-month periods ended September 30, 2006 and 2005. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

The weighted average fair values and related assumptions for options granted to employees for the three- and nine-month periods ended September 30, 2006 were as follows:

	2006	2005
Fair value	$13.77	$11.26
Dividend yield	1.1%	0.7%
Risk free interest rate	5.2%	3.7%
Expected volatility factor	33.6%	36.5%
Expected life in years	7.0	7.2

For options granted under the Agency Stock Option Plan the fair value was estimated at the reporting date or vesting date. The weighted average fair value and related assumptions for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	2006	2005
Fair value	$13.63	$14.49
Dividend yield	1.30%	1.14%
Risk free interest rate	4.7%	4.3%
Expected volatility factor	35.4%	34.9%
Expected life in years	8.6	6.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

A summary of the Company’s stock option activity for the three- and nine-month periods ended September 30, 2006 and 2005 is as follows:

(number of options in millions)	Three months ended September 30				Nine months ended September 30
	2006		2005		2006		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning	2.6	$21.65	2.7	$18.59	2.6	$18.72	2.6	$16.48
Granted	—	—	—	30.67	0.4	33.51	0.4	26.44
Exercised	(0.1)	15.34	—	13.82	(0.5)	12.27	(0.3)	9.47
Cancelled	—	30.40	—	—	—	28.31	—	17.45

Outstanding, ending	2.5	$22.01	2.7	$18.71	2.5	$22.01	2.7	$18.71

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the three months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $2.2 million and $1.1 million, respectively. For the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $11.6 million and $5.2 million, respectively. The tax benefit for tax deductions from stock options exercised totaled $0.5 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively. The tax benefit for tax deductions from share-based awards totaled $3.4 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively.

A summary of information pertaining to all options outstanding and exercisable at September 30, 2006 is as follows:

(number of options in millions)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Less than $10.00	—	1.2	$9.30	—	$9.30
$10.01 - $20.00	1.3	4.5	15.34	1.3	15.34
$20.01 - $30.00	0.4	8.5	26.31	0.2	26.18
$30.01 - $40.00	0.8	8.5	32.07	0.3	30.94

Total	2.5	6.3	$22.01	1.8	$18.85

Aggregate intrinsic value for total options outstanding at September 30, 2006 is $54.0 million. Aggregate intrinsic value for total options exercisable at September 30, 2006 is $33.8 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Comprehensive Income

The components of accumulated other comprehensive income (loss), net of related tax, included in stockholders’ equity at September 30, 2006 and 2005, include unrealized holding gains (losses), net of tax. The components of comprehensive income (loss), net of related tax, are as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net income	$31.2	16.8	$75.5	96.4
Unrealized holding gains (losses), net of tax	28.5	(18.9)	3.9	(19.7)

Comprehensive income (loss)	$59.7	(2.1)	$79.4	76.7

5. Reinsurance

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Premiums earned:
Assumed from other insurers and reinsurers	$1.6	1.5	$5.5	4.5
Assumed under State Auto Pool and other affiliate arrangements	244.9	250.1	734.4	748.6
Ceded to other insurers and reinsurers	(4.6)	(4.3)	(14.0)	(12.3)
Ceded under State Auto Pool and other affiliate arrangements	(172.6)	(172.1)	(513.8)	(512.5)

Net assumed premiums earned	$69.3	75.2	$212.1	228.3

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.8	1.4	$8.8	5.1
Assumed under State Auto Pool and other affiliate arrangements	137.4	174.0	441.8	434.0
Ceded to other insurers and reinsurers	(1.4)	(0.2)	(2.5)	(1.7)
Ceded under State Auto Pool and other affiliate arrangements	(99.6)	(139.4)	(305.4)	(325.8)

Net assumed losses and loss expenses incurred	$37.2	35.8	$142.7	111.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Three months ended September 30				Nine months ended September 30
	Pension		Postretirement		Pension		Postretirement
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$2.5	2.0	$1.2	1.1	$7.5	6.0	$3.6	3.3
Interest cost	2.9	2.8	1.6	1.6	8.7	8.4	4.7	4.8
Expected return on plan assets	(4.2)	(4.2)	(0.1)	—	(12.7)	(12.6)	(0.2)	(0.1)
Amortization of prior service costs	0.1	0.1	0.2	0.1	0.3	0.3	0.4	0.3
Amortization of transition assets	(0.2)	(0.2)	—	—	(0.5)	(0.5)	—	—
Amortization of net loss	0.7	0.3	0.1	0.2	2.2	0.9	0.4	0.6

Net periodic cost	$1.8	0.8	$3.0	3.0	$5.5	2.5	$8.9	8.9

During September 2006, the Company contributed $10.0 million in cash to its pension plan.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Segment Information

At September 30, 2006, the Company has two reportable segments: standard insurance and nonstandard insurance. Interim financial data by segment is as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Revenues from external customers:
Standard insurance	$264.0	268.8	$791.7	802.7
Nonstandard insurance	12.0	13.8	37.2	44.2
All other	1.3	1.2	4.0	4.0

Total revenues from external customers	$277.3	283.8	$832.9	850.9

Intersegment revenues:
Standard insurance	$—	—	$0.1	0.1
All other	2.3	2.3	6.7	6.7

Total intersegment revenues	$2.3	2.3	$6.8	6.8

Segment profit (loss):
Standard insurance	$40.2	15.1	$97.5	124.1
Nonstandard insurance	2.8	1.5	7.7	4.8
All other	(0.3)	2.1	(0.6)	6.3

Total segment profit	42.7	18.7	104.6	135.2
Reconciling items:
Corporate expenses	(2.3)	(2.9)	(8.2)	(9.6)
Net realized gains	2.0	4.4	2.5	6.8

Total consolidated income before federal income taxes	$42.4	20.2	$98.9	132.4

Segment assets:
Standard insurance			$2,217.9	2,145.6
Nonstandard insurance			110.3	120.8
All other			19.4	21.7

Total segment assets			$2,347.6	2,288.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the Company’s condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, and for the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2005 (the “2005 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2005 Form 10-K, as it includes information regarding the Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of the Company’s current period financial results.

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

OVERVIEW

State Auto Financial Corporation (“State Auto Financial” or “STFC”) is a property and casualty insurance holding company primarily engaged in writing both personal and commercial lines of insurance. The State Auto Group (defined below) writes a broad line of property and casualty insurance products through approximately 22,800 independent insurance agents associated with approximately 3,000 agencies in 27 states.

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

The Pooled Companies (defined below) provide a broad line of property and casualty insurance, such as standard personal and commercial automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard personal automobile insurance to the nonstandard insurance market. The Pooled Companies and SA National are collectively referred to as the “State Auto Group” or “State Auto.”

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

RESULTS OF OPERATIONS

The following table summarizes certain key performance metrics for the three- and nine-month periods ended September 30, 2006 and 2005 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2006	2005	2006	2005
Total revenue	$279.6	288.5	$836.4	858.6
Net income	$31.2	16.8	$75.5	96.4
Stockholders’ equity	$846.1	735.5	$846.1	735.5
Book value per share	$20.63	18.20	$20.63	18.20
Loss and LAE ratio(1)	56.7%	69.3	60.7%	58.5
Expense ratio(1)	34.2%	30.9	33.3%	31.5
Combined ratio(1)	90.9%	100.2	94.0%	90.0
Catastrophe loss and LAE points	8.0	16.0	11.7	6.6
Premium written growth(2)	(1.7%)	2.1	(2.5%)	6.0
Premium earned growth	(2.7%)	3.7	(2.7%)	4.6
Investment yield	4.4%	4.4	4.4%	4.4

			Twelve months ended September 30
Statutory Basis:			2006	2005
Net premiums written to surplus(3)			1.3	1.5

(1)

Loss and LAE ratio is losses and loss expenses as a percentage of earned premiums. Expense ratio is acquisition and operating expenses as a percentage of earned premiums. Combined ratio is the sum of the loss and LAE ratio and the expense ratio.

(2)

4.6 points of the increase for the nine months ended September 30, 2005 relates to $23.9 million of unearned premium transferred to us in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

(3)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

The following table provides a summary of our insurance segments’ GAAP underwriting profit (in dollars) and GAAP combined ratio, along with related segment net investment income, for the three- and nine-month periods ended September 30, 2006 and 2005. The tabular information provided is net of adjustments for transactions with other segments.

($ millions)	Three months ended September 30, 2006
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$253.3		$10.7		$264.0
Earned premiums	244.8		11.0		255.8
Losses and loss expenses	138.8	56.7	6.2	56.3	145.0	56.7
Acquisition and operating expenses	84.9	34.7	2.7	24.5	87.6	34.2

GAAP underwriting profit and combined ratio	$21.1	91.4	$2.1	80.8	$23.2	90.9

Net investment income	$22.9		$1.1		$24.0

($ millions)	Three months ended September 30, 2005
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$255.8		$12.7		$268.5
Earned premiums	250.2		12.7		262.9
Losses and loss expenses	173.7	69.5	8.5	67.1	182.2	69.3
Acquisition and operating expenses	78.2	31.2	3.1	24.3	81.3	30.9

GAAP underwriting profit and combined ratio	$(1.7)	100.7	$1.1	91.4	$(0.6)	100.2

Net investment income	$16.8		$0.9		$17.7

($ millions)	Nine months ended September 30, 2006
	Standard	% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$747.5		$33.3		$780.8
Earned premiums	734.4		34.2		768.6
Losses and loss expenses	446.3	60.8	20.0	58.5	466.3	60.7
Acquisition and operating expenses	247.6	33.7	8.4	24.5	256.0	33.3

GAAP underwriting profit and combined ratio	$40.5	94.5	$5.8	83.0	$46.3	94.0

Net investment income	$57.3		$2.9		$60.2

($ millions)	Nine months ended September 30, 2005
	Standard		% Ratio	Nonstandard	% Ratio	Total	% Ratio
Written premiums	$785.9	(1)		$38.8		$824.7
Earned premiums	748.7			41.0		789.7
Losses and loss expenses	433.5		57.9	28.2	68.9	461.7	58.5
Acquisition and operating expenses	239.6		32.0	9.1	22.1	248.7	31.5

GAAP underwriting profit and combined ratio	$75.6		89.9	$3.7	91.0	$79.3	90.0

Net investment income	$48.8			$2.8		$51.6

(1)

Includes $23.9 million of unearned premiums transferred to us in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

During the three- and nine-month periods ended September 30, 2006, net income was $31.2 million and $75.5 million, respectively, as compared to $16.8 million and $96.4 million for the same 2005 periods. Income before federal income taxes for the three- and nine-month periods ended September 30, 2006 was $42.4 million and $98.9 million, respectively, as compared to $20.2 million and $132.4 for the same 2005 periods. The three- and nine-month periods ended September 30, 2006 included net realized gain on investments of $2.0 million and $2.5 million, respectively, as compared to net realized gain on investments of $4.4 million and $6.8 million for the same 2005 periods. Catastrophe losses were lower in the 2006 third quarter ($20.4 million) compared to the same 2005 period ($42.1 million), while on a year-to-date basis, 2006 catastrophe losses ($89.8 million) exceeded 2005 catastrophe losses ($52.6 million). Beginning in 2006, we began recognizing expenses associated with our share-based compensation plans in accordance with FASB Statement SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). The additional amount recognized in the three- and nine-month periods ended September 30, 2006 was $1.3 million and $4.9 million, respectively. SFAS 123(R) is discussed below in the Expenses section.

Revenues

We measure top-line growth for our insurance segments based on written premiums, which represent the premiums on policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned.

The following table provides a summary by segment and line of business of our written premiums, net of reinsurance, for the three- and nine-month periods ended September 30, 2006 and 2005:

($ millions)	Net Written Premiums
	Three months ended September 30			Nine months ended September 30
	2006	2005	% Change	2006	2005(1)	% Change
Standard segment:
Auto – personal	$93.0	94.1	(1.2)	$274.8	290.5	(5.4)
Auto – commercial	23.7	25.1	(5.6)	76.9	79.8	(3.6)
Homeowners and farmowners	56.2	56.1	0.2	153.6	151.4	1.5
Commercial multi-peril	22.5	22.1	1.8	67.3	65.8	2.3
Workers’ compensation	9.0	8.6	4.7	26.6	26.3	1.1
Fire and allied lines	21.9	21.6	1.4	63.3	63.6	(0.5)
Other & products liability	18.7	19.6	(4.6)	59.5	58.9	1.0
Miscellaneous personal & business	8.3	8.6	(3.5)	25.5	25.6	(0.4)

Total Standard	253.3	255.8	(1.0)	747.5	761.9	(1.9)

Nonstandard segment:
Auto – personal	10.7	12.7	(15.7)	33.3	38.8	(14.2)

Grand Total	$264.0	268.5	(1.7)	$780.8	800.7	(2.5)

(1)

Amounts have been adjusted to exclude the unearned premium transferred in connection with the addition of the Meridian Insurers to the Pooling Arrangement. The addition of the Meridian Insurers to the Pooling Arrangement was effective January 1, 2005.

Standard segment net written premiums for the three- and nine-month periods ended September 30, 2006 decreased $2.5 million (1.0%) and $14.4 million (1.9%) to $253.3 million and $747.5 million, respectively, as compared to the same 2005 periods. The decrease in net written premiums in the standard segment was attributable primarily to personal and commercial auto, which for the three- and nine-month periods ended September 30, 2006 had a combined decrease in net written premiums of $2.5 million and $18.6 million, respectively.

The personal auto market continues to be extremely competitive. The competitive pressures on standard personal auto are impacting the writing of new and renewal business and putting downward pressure on existing rates. Rate changes in the third quarter 2006 and the majority of our rate changes in the standard personal auto line in 2006 have been, and are expected to be, decreases based upon the need to address competitive pressures.

We continue to focus on attracting new business to our standard personal auto line of business. The primary product contributing to new business in standard personal auto is our CustomFitSM product which uses a multi-variate rating approach that broadens the underwriting and eligibility guidelines for new customers. Serving a larger percentage of the personal lines market is expected to improve new business opportunities. At the end of the third quarter 2006, we had implemented CustomFitSM in eleven states, which represents approximately 60% of our standard personal auto written premium volume. By the end of 2006, we expect to introduce CustomFitSM to an additional 8 states, for a total of 19 states, representing approximately 80% of our standard personal auto net written premium volume. Since introducing CustomFitSM in December 2005, we have seen an improvement in our net written premium production trend.

During the third quarter 2006, a competitor ceased operations in the state of West Virginia. Presented with this one-time opportunity, we were able to convert approximately $2.0 million in what we believe is high quality business (primarily auto and home). We believe that this is demonstrative of our field personnel’s ability to move quickly and opportunistically when we have the right kind of production and profit opportunities.

We believe independent agents value “ease of doing business” and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in the third quarter 2006, we entered into agreements with two major comparative rating companies. These companies’ products allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. Our goal is to be operational with these two rating vendors by year end and believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and policy discounts for nonstandard auto.

Homeowners net written premium has shown modest growth in 2006. We are undertaking new homeowners pricing and product initiatives, such as the introduction of the fire protection class tool described below, that will complement our CustomFitSM rollout and should position us well for continued profitability and renewed production momentum in the near future. The competitive pressures that have impacted personal auto have also extended to homeowners. In general, our rate actions in this line have been and are expected to be flat to small decreases during 2006.

Farmowners net written premium was down in the third quarter 2006 and flat on a year-to-date basis. To improve our farmowners production, we introduced our farmowners insurance products in Pennsylvania in the 2006 second quarter and continued our activity into the third quarter 2006 by increasing our farmowners distribution points through the appointment of more agency partners to support this business. Our farmowners business is now active in eleven of our operating states. A new on-line farmowners rating program was introduced in the 2006 second quarter in select states and was expanded into additional states in the third quarter 2006. All eleven farmowners states will have access to this new rating program by year-end 2006. The rating program is expected to produce more new business opportunities based upon its ease of use.

During the third quarter 2006, we enhanced our personal lines point of sale portal, netXpressSM. This is the system our agencies use to send us business electronically. We now have real time, on-line information access capabilities that streamline the new business quote and issue process. At the end of the third quarter 2006, 93% of our personal auto and homeowner lines new business was submitted electronically compared to 83% at the end of the third quarter 2005. In addition, 78% of all personal auto and homeowner lines policy changes come to us electronically from agents.

Our commercial book of business continues to be impacted by rate competition as well as ease of doing business issues. Commercial auto net written premiums continued to decrease in the third quarter 2006, with net written premium down 5.6%, while commercial multi-peril and workers’ compensation net written premiums reflected positive growth on both a quarter and year-to-date basis. In general, over the last few quarters, the overall impact to net written premiums from commercial line rate changes has been a slight decrease. We are pursuing some initiatives that we anticipate will generate additional commercial premium production over the long term. One of our strategic priorities is to develop a web-based rating system for all products, beginning with those that generate most new business submissions. In addition, we are developing more sophisticated pricing models to further segment our commercial lines accounts, which we anticipate will improve our growth opportunities while still achieving our profit targets. We have also increased field underwriting authority which quickens our response to our agents. We are also emphasizing our total account underwriting approach in which we offer additional products to our existing accounts. In addition, we are developing some product enhancements that we believe will result in increased sales. We are pursuing process efficiencies that deliver product and pricing developments to the market more quickly. In the third quarter 2006, we focused our pricing attention on our three largest commercial lines states, with a goal of introducing a more marketable pricing structure without forfeiting underwriting profits.

Net written premiums in our nonstandard personal auto segment for the three- and nine-month periods ended September 30, 2006 decreased $2.0 million (15.7%) and $5.5 million (14.2%) to $10.7 million and $33.3 million, respectively, as compared to the same 2005 periods. However, we believe the nonstandard personal auto segment is beginning to show improvement on the top line. In the third quarter 2006, new business increases were noted in two of the months compared to the same time periods in 2005. The impact of target rate decreases coupled with the introduction of new discounts has produced what appears to be an improving premium trend.

The personal auto market is changing quickly and dramatically. Many companies are moving to a single auto product (such as our CustomFitSM ) which can accommodate most personal auto risks. As a result, the delineation between standard and nonstandard auto insurance is becoming blurred. The new auto programs accepting a broader range of risks has limited and is expected to continue to limit the nonstandard auto market for us and other insurers.

For all our products, we continue to emphasize that we will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agents by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and user-friendly technology which helps agents do business with us and provides substantial value to our customers. Our Internet-based point of sale agency portal for personal lines business, netXpressSM, and our automated intelligent underwriting system, Apollo, are examples of standards-based technology which makes it easier for agents to submit personal lines accounts to us. We recently added functionality for agents to acquire underwriting information reports within netXpressSM in real time, thus streamlining their new business submission processes. Apollo has also been enhanced in several ways, including the ability to efficiently and quickly underwrite new and developing claims activity on our existing book of business.

Our policies provide a fixed amount of coverage for a stated period of time, often referred to as the “policy term.” As such, our written premiums are recognized as earned ratably over the policy term The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired terms of the policy. The following table summarizes our earned premium revenue by segment and line of business for the three- and nine-month periods ended September 30, 2006 and 2005:

($ millions)	Earned Premiums
	Three months ended September 30			Nine months ended September 30
	2006	2005	% Change	2006	2005	% Change
Standard segment:
Auto – personal	$90.6	96.3	(5.9)	$272.2	292.6	(7.0)
Auto – commercial	25.1	25.9	(3.1)	75.5	77.5	(2.6)
Homeowners and farmowners	50.1	49.1	2.0	150.2	145.5	3.2
Commercial multi-peril	21.9	21.4	2.3	65.5	62.8	4.3
Workers’ compensation	8.8	8.6	2.3	25.4	25.6	(0.8)
Fire and allied lines	21.0	21.1	(0.5)	63.4	63.6	(0.3)
Other & products liability	19.0	19.6	(3.1)	57.6	56.7	1.6
Miscellaneous personal & business	8.3	8.2	1.2	24.6	24.4	0.8

Total Standard	244.8	250.2	(2.2)	734.4	748.7	(1.9)

Nonstandard segment:
Auto – personal	11.0	12.7	(13.4)	34.2	41.0	(16.6)

Grand Total	$255.8	262.9	(2.7)	$768.6	789.7	(2.7)

Net investment income increased $0.5 million (2.5%) to $20.6 million and $3.2 million (5.5%) to $61.6 million for the three- and nine-month periods ended September 30, 2006, respectively, as compared to the same 2005 periods. Strong underwriting results in 2005, which contributed positively to cash flows, increased the amount of our invested assets from September 30, 2005. Total cost of average invested assets at September 30, 2006 and 2005 was $1,900.5 million and $1,866.5 million, respectively. The annual investment yield based on average invested assets at cost was 4.4% for the three- and nine-month periods ended September 30, 2006 and 4.4% for the same periods in 2005. We continue to allocate new monies and reinvestments to tax-exempt bonds, targeting an allocation of 70% of our portfolio, in an effort to maximize our after tax income. At September 30, 2006, based on fair value, tax-exempt bonds accounted for 60% of our portfolio versus 59% at September 30, 2005. For the three- and nine-month periods ended September 30, 2006, after tax net investment income grew to $17.4 million (16.0% effective tax rate) and $51.7 million (16.1% effective tax rate), respectively, from $16.7 million (17.0% effective tax rate) and $48.1 million (17.6% effective tax rate) for the same 2005 periods.

Realized gains and losses for the three- and nine-month periods ended September 30, 2006 are summarized as follows:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
($ millions)	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
Realized gains:
Fixed maturities	$0.4	$38.2	$1.0	$86.8
Equity securities	4.3	16.8	11.5	47.1

Total realized gains	4.7	55.0	12.5	133.9
Realized losses:
Fixed maturities	—	—	(3.8)	2.7
Equity securities	(2.7)	11.2	(6.2)	27.6

Total realized losses	(2.7)	11.2	(10.0)	30.3

Net realized gains on investments	$2.0	$66.2	$2.5	$164.2

We recognized no other-than-temporary impairments in the three-month period and $5.4 million in other-than-temporary impairments in the nine-month period ended September 30, 2006. This compares to none and $1.6 million in the same 2005 periods, respectively. In 2006, we recognized $3.8 million of other-than-temporary impairments related to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced our estimate of future cash flows we expect to receive from these securities in light of actual default rates of the underlying collateral securities in excess of assumed defaults. Our carrying value of these securities at September 30, 2006 was $2.2 million. We also recognized $1.6 million of other-than-temporary impairment related to four of our equity holdings within the consumer sector. Two of these equity positions were sold during the second quarter and one was sold in the third quarter. We plan to continue to hold the fourth as the underlying fundamentals remain strong and we believe it to be a good value. The other-than-temporary impairments recognized in 2006 were limited to these securities, based on specific facts and judgments related to these particular issuers.

Most of the realized gains during the three- and nine-month periods ended September 30, 2006 were derived from the equity segment of the portfolio. Equity sales were executed during this time for various reasons, including achieving our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer term municipal bonds.

See further discussion regarding investments at the “Liquidity and Capital Resources,” “Other,” “Investments” section included herein.

Expenses

As of January 1, 2006, we began recognizing compensation expense associated with share-based awards granted to employees and non-employee directors within our financial statements in accordance with SFAS 123(R). Prior to January 1, 2006, we accounted for these awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. We adopted the guidance provided by SFAS 123(R) under the modified prospective transition method. Under this transition method, share-based compensation expense in 2006 includes the portion vesting in the period for (1) all share-based awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, we provided pro-forma disclosures as required under SFAS 123. You may refer to the complete disclosure on share-based awards in Note 3, Share-Based Awards, of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. Our three- and nine-month periods ended September 30, 2005 pro-forma earnings, as reported in September 30, 2005 Form 10-Q, included $0.04 and $0.11 diluted per share of share-based compensation expense, respectively. For the three- and nine-month periods ended September 30, 2006, the comparable share-based awards are $0.02 and $0.10 diluted per share, respectively. The expense for our share-based awards is based on their fair value at date of grant and amortized over the vesting period. At September 30, 2006, there was $6.9 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $1.2 million in the fourth quarter of 2006; $3.5 million in 2007; $1.8 million in 2008; and $0.4 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss adjustment expenses and acquisition and operating expenses in a manner consistent with other employee compensation in the accompanying Condensed Consolidated Statements of Income.

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

Our consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 56.7% and 60.7% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to 69.3% and 58.5% for the same 2005 periods. Our property lines produced substantially better loss results during the 2006 third quarter than 2005 due to favorable catastrophe experience and the continuing quality of our underlying underwriting results. Our standard personal auto line, our largest line of business, continues to produce a favorable GAAP loss and LAE ratio benefiting from a combination of cumulative rate changes taken over the past several years as we continued adherence to consistent underwriting standards. Our focus on rate adequacy and monitoring our independent agency partners’ performance, in terms of both growth and profit, has enabled the nonstandard personal auto segment to consistently generate a net underwriting profit over the last several years.

The following table provides our insurance segments’ comparative GAAP loss and LAE ratios for the three- and nine-month periods ended September 30, 2006 and 2005:

	GAAP Loss and LAE ratios
	Three months ended September 30			Nine months ended September 30
	2006	2005	Improve (Deteriorate)	2006	2005	Improve (Deteriorate)
Standard segment:
Auto – personal	55.5	56.0	0.5	56.8	57.7	0.9
Auto – commercial	44.5	52.1	7.6	38.2	56.1	17.9
Homeowners and farmowners	81.2	101.0	19.8	90.6	65.1	(25.5)
Commercial multi-peril	65.0	97.8	32.8	61.0	63.8	2.8
Workers’ compensation	68.8	87.0	18.2	54.2	67.3	13.1
Fire and allied lines	28.5	71.0	42.5	67.1	50.0	(17.1)
Other & products liability	39.3	51.0	11.7	37.0	52.8	15.8
Miscellaneous personal & business	35.3	42.0	6.7	37.7	31.2	(6.5)
Total Standard	56.7	69.5	12.8	60.8	57.9	(2.9)

Nonstandard segment:
Auto – personal	56.3	67.2	10.9	58.5	68.9	10.4
Consolidated	56.7	69.3	12.6	60.7	58.5	(2.2)

Our third quarter 2006 loss and LAE ratio decreased 12.6 points from the same 2005 period, and for the first nine months of 2006 the loss and LAE ratio increased 2.2 points from the same 2005 period. Our catastrophe loss experience between these two time periods accounts for much of these differences. During the third quarter of 2006, catastrophes added 8.0 points ($20.4 million) to the loss ratio, as compared to 16.0 points ($42.1 million) for the third quarter of 2005. Third quarter 2005 was impacted by Hurricane Katrina, which accounted for $25.6 million of catastrophe losses (9.7 points). Our property lines catastrophe experience improved in the 2006 third quarter. However, 2006 third quarter results were impacted by adverse development of second quarter catastrophe losses. Most notably, we continue to have hail losses reported with respect to a major storm in April 2006 which impacted Indiana, our third largest state of operations. Overall, development of prior period catastrophe losses in the 2006 third quarter accounted for $4.4 million (1.7 points) of the total $20.4 million in third quarter catastrophe losses.

For the first nine months of 2006, catastrophes added 11.7 points ($89.8 million) to the loss ratio, as compared to 6.7 points ($52.6 million) for the first nine months of 2005. Our 2006 year-to-date catastrophe losses included $52.7 million (6.9 points) in losses relating to three major Midwestern storms that occurred in April 2006. Hurricane Katrina accounted for 3.2 catastrophe loss points ($25.6 million) in 2005.

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

We continued to expand the use of two new underwriting tools during the third quarter of 2006 which should help to improve our loss ratios through more accurate pricing over the long run. First, for our auto risks, use of a youthful driver identification tool was expanded into 9 of our nonstandard auto states, in addition to the 11 standard auto states noted in the second quarter. This tool works to identify undisclosed youthful operators at the earliest possible point without the need to rely on agents or policyholders for this information. Youthful operators, as inexperienced drivers, tend to produce a disproportionate number of losses. Our ability to identify these drivers early and charge the appropriate premium should improve profit within the auto lines of business. Second, for our property risks, a new protection class tool has been introduced which verifies the accuracy of the fire protection class for a given risk. This information ensures more accurate rating and more appropriate underwriting of each risk. The use of this tool was expanded to 13 additional states in the third quarter 2006 and it is now in place in 20 states.

Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 34.2% and 33.3% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to 30.9% and 31.5% for the same 2005 periods. The increase in our 2006 expense ratios is a result of lower premiums compared to the same 2005 periods as well as 2006 reflecting the recognition of expenses associated with share-based awards under SFAS 123(R) (see previous discussion above). Our 2006 third quarter expense ratio also reflects higher accruals for our quarterly performance bonus and the agency profit sharing programs as compared to the same 2005 period. These programs, in general, are related to the level of loss activity incurred for the period.

Interest expense in the three- and nine-month periods ended September 30, 2006 was $1.9 million and $5.6 million, respectively, as compared to $2.2 million and $6.6 million for the same 2005 periods. The decrease in interest expense was largely due to our repayment to State Auto Mutual of a $45.5 million note at the end of 2005. The amount of interest expense for the three- and nine-month periods ended September 30, 2005 related to this $45.5 million note was $0.4 million and $1.2 million, respectively. See further discussion of our debt arrangements in the section “Liquidity and Capital Resources,” “Borrowing Arrangements” included herein.

The effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. For the three- and nine-month periods ended September 30, 2006, the effective tax rate was 26.5% and 23.7%, respectively, as compared to 16.8% and 27.2% for the same 2005 periods. As previously discussed, the effective tax rate on net investment income has declined to 16.0% and 16.1% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to 17.0% and 17.6% for the same 2005 periods, primarily due to our continuing to increase our tax-exempt municipal bond holdings throughout 2005 and 2006. The increase in the 2006 quarterly effective tax rate compared to 2005 was caused by an underwriting gain in 2006 compared to an underwriting loss in the same 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs to pay both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, and interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

At September 30, 2006 and December 31, 2005, we had $70.3 million and $28.7 million, respectively, of cash and cash equivalents and $1,889.9 million and $1,879.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

For the nine months ended September 30, 2006, net cash provided by operating activities was $56.0 million as compared to $171.0 million for the same 2005 period. The significant sources of operating cash flows are derived from underwriting operations and investment income. The decrease in cash provided by operating activities is primarily the result of:

•

As of January 1, 2005, the Pooling Arrangement was amended to add the Meridian Insurers as participants. In conjunction with the amendment, the STFC Pooled Companies received $54.0 million in cash from the Meridian Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

•	During the first nine months of 2006 there was a decline in net written premiums and an increase in the amount of loss and loss expenses paid over the comparable 2005 period.

For the nine months ended September 30, 2006, net cash used in investing activities was $11.7 million compared to $173.3 million for the same 2005 period. The decrease in investing activity in 2006 as compared to 2005 was primarily the result of:

•	$35.6 million more cash and cash equivalents available to invest at the beginning of 2005 as compared to 2006.

•	$115.0 million more available to invest in 2005 as a result of the cash provided from operations as described above.

Net cash used in financing activities was $2.7 million for nine months ended September 30, 2006 compared to $2.1 million for the same 2005 period. This change includes:

•

Dividends to shareholders paid in the first nine months of 2006 totaled $11.4 million as compared to $4.9 million in the same 2005 period. This increase was the result of our increasing the dividend rate per share from $0.18 for the first three quarters of 2005 to $0.28 for the first three quarters of 2006. In addition, on July 31, 2005, State Auto Mutual’s waiver of dividends expired. Consequently, we paid $7.4 million in dividends to State Auto Mutual during the first nine months of 2006 compared to $2.4 million in the same period of 2005.

•	Offsetting dividends paid during the nine-month period ended September 30, 2006 was cash proceeds from stock option exercises of $6.2 million.

•

SFAS 123(R) requires the cash tax benefit of share-based activity to be reflected within the financing section of the statement of cash flows, whereas in 2005, this activity totaling $1.1 million was reflected as an operating cash flow.

BORROWING ARRANGEMENTS

Credit Agreement

We have a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provides for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophe loss purposes. However, we currently intend to keep the facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2005 Form 10-K. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit Agreement contains certain covenants, including financial covenants that requires us to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. We have not borrowed any funds under the Credit Agreement. As of September 30, 2006, we were in compliance with all of the covenants under the Credit Agreement.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured senior notes due November 2013 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the State Auto Financial subsidiaries and thereby are effectively subordinated to all State Auto Financial subsidiaries’ existing and future indebtedness. As of September 30, 2006, we were in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2005 through September 30, 2006 ranged from 6.6% to 9.6%.

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

The property per risk excess of loss program was revised effective July 1, 2006, so that each company within our State Auto Group is responsible for the first $3 million of each covered loss, compared to the first $2 million of each covered loss under the previous program. The previous retention of $2 million had been in place for nine years. Our capacity to retain more direct exposure has grown over that time, and raising the retention under this program tempered the effect of higher property reinsurance rates this year. Also effective July 1, 2006, coverage was expanded so that reinsurers are responsible for 100% of the excess over the retention up to $20 million of covered losses, compared to up to $10 million of covered loss during the first nine months of 2005. Increasing the amount of reinsurance limit purchased under this program allows the companies to reduce the amount of facultative reinsurance purchased for property limits between $10 million and $20 million, resulting in a cost savings.

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

The intercompany catastrophe reinsurance agreement, by which State Auto P&C acts as the catastrophe reinsurer for the State Auto Group, was revised effective July 1, 2006, so that the coverage attaches at $135 million of catastrophe loss per occurrence, compared to the first $120 million of catastrophe loss per occurrence under the previous program. This change is a direct result of the change in retention under the property catastrophe excess of loss program discussed above. The amount of reinsurance coverage did not change at July 1, 2006. Excess of the retention, this program continues to provide coverage for the next $100 million of covered loss.

Along with the reinsurance programs described above, our workers’ compensation excess of loss and workers’ compensation catastrophe excess of loss programs were also renewed effective July 1, 2006 with no material revisions.

Overall, the changes to these programs will result in a modest increase in cost that is not expected to be material to our quarter or year-to-date results of operations.

Regulatory Considerations

At September 30, 2006, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

OTHER

Investments

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At September 30, 2006, we had no fixed maturity investments rated below investment grade, nor any mortgage loans.

We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend. Our investment strategy does not rely on the use of derivative financial instruments.

At September 30, 2006, all investments in fixed maturity and equity securities were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

The following table provides the composition of our investment portfolio at fair market value at September 30, 2006 and December 31, 2005, respectively:

($ millions)	September 30, 2006		December 31, 2005

Fixed maturities, at fair value	$1,626.6	86.1%	$1,617.3	86.0%
Equity securities, at fair value	257.3	13.6%	255.6	13.6%
Other invested assets	6.0	0.3%	7.0	0.4%

Total investments	$1,889.9	100.0%	$1,879.9	100.0%

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

Other than the impairment write downs previously discussed, a review of our investments at September 30, 2006 determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At September 30, 2006, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at September 30, 2006.

The following table provides detailed information on our investment portfolio for gross unrealized gains and losses, adjusted for investments with other-than-temporary impairment at September 30, 2006:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value

Investment Category:
Fixed Maturities:
U.S. Treasury securities	$222.3	$0.8	21	$(3.2)	64	$219.9
States & political subdivisions	1,148.0	24.8	417	(2.4)	115	1,170.4
Corporate securities	17.6	0.5	13	—	2	18.1
Mortgage-backed securities of U.S. Gov. Agencies	218.7	2.0	10	(4.7)	62	216.0
Other debt securities	2.2	—	—	—	—	2.2

Total fixed maturities	1,608.8	28.1	461	(10.3)	243	1,626.6
Equity Securities:
Consumer	66.9	13.4	25	(0.2)	2	80.1
Technologies	20.7	2.1	6	(0.9)	4	21.9
Pharmaceuticals	15.8	1.3	4	(0.5)	1	16.6
Financial services	59.9	17.3	22	(0.3)	4	76.9
Manufacturing & other	54.6	7.5	20	(0.3)	3	61.8

Total equity securities	217.9	41.6	77	(2.2)	14	257.3
Other invested assets	5.2	0.8	4	—	—	6.0

Total investments	$1,831.9	$70.5	542	$(12.5)	257	$1,889.9

The amortized cost and fair value of fixed maturities at September 30, 2006, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value

Due in 1 year or less	$5.2	5.2
Due after 1 year through 5 years	49.4	49.3
Due after 5 years through 10 years	280.5	286.9
Due after 10 years	1,055.0	1,069.2
Mortgage-backed securities	218.7	216.0

Total	$1,608.8	1,626.6

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

In 2005, we participated in a securities lending program whereby certain fixed maturity and equity securities from our investment portfolio were loaned to other institutions for short periods of time. We required collateral, equal to 102% of the market value of the loaned securities. The collateral was invested by the lending agent, in accordance with our guidelines, generating investment income, net of applicable fees. We accounted for this program as a secured borrowing and recorded the collateral held and corresponding liability to return the collateral on our balance sheet. During the second quarter of 2006, we terminated our participation in this program and there were no securities on loan or related collateral held as of September 30, 2006. At December 31, 2005, the amount of collateral held was approximately $99.0 million and the amount of securities lent was $96.0 million.

Loss Reserves

The following table presents losses and loss expenses payable by major line of business:

($ millions)	Losses and loss expenses payable
	September 30, 2006	December 31, 2005	% Change
Automobile – personal standard	$177.4	$192.7	(7.9)
Automobile – personal nonstandard	23.3	27.5	(15.3)
Automobile – commercial	80.7	92.8	(13.0)
Homeowners and farmowners	77.2	63.9	20.8
Commercial multi-peril	89.5	90.7	(1.3)
Workers’ compensation	85.6	87.6	(2.3)
Fire and allied lines	23.4	24.3	(3.7)
Other/products liability	125.6	124.7	0.7
Miscellaneous personal/business lines	7.2	7.1	1.4

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $14.0 and $17.4, respectively	$689.9	$711.3	(3.0)

As provided in the above table, reserve changes since year end 2005 are primarily attributable to second and third quarter catastrophes on our property lines that remain outstanding at quarter end. Within the casualty lines, the automobile reserves have declined commensurately with the decreases in exposures. Automobile – commercial has realized additional reductions from the runoff of older claims settling in 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased * (in whole numbers)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
07/01/06 thru 07/31/06	371	$32.60	—	—
08/01/06 thru 08/31/06	8,740	30.94	—	—
09/01/06 thru 09/30/06	307	31.34	—	—

Total	9,418	$31.01	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.69	Property Catastrophe Overlying Excess of Loss Reinsurance Contract.

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 7, 2006	/s/ Cynthia A. Powell
Cynthia A. Powell Treasurer and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.69	Property Catastrophe Overlying Excess of Loss Reinsurance Contract

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002