Form 10-K
period 2006-12-31
State Auto Financial CORP
filed 2007-03-12
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006 or

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

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $465,863,913.

On March 2, 2007, the Registrant had 41,079,773 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of stockholders to be held May 4, 2007 (the “2007 Proxy Statement”), which will be filed within 120 days of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

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

•

“We,” “us,” “our” or the “Company” refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), State Auto National Insurance Company (“SA National”), Stateco Financial Services, Inc. (“Stateco”), Strategic Insurance Software, Inc. (“S.I.S.”) and 518 Property Management and Leasing, LLC (“518 PML”);

•	“State Auto Mutual” or “our parent company” refers to State Automobile Mutual Insurance Company, which owns approximately 65% of STFC’s outstanding common shares;

•

The “Pooled Companies” or “our Pooled Companies” refer to State Auto P&C, Milbank, Farmers, SA Ohio (referred to as the “STFC Pooled Companies”), State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”) and Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”) (State Auto Mutual, SA Florida, SA Wisconsin, Meridian Security and Meridian Citizens Mutual are referred to as the “Mutual Pooled Companies”); and

•	The “State Auto Group” or “our Group” refers to the Pooled Companies and SA National.

PART I

Item 1. Business

(a) General Development of Business

State Auto Financial is an Ohio domiciled super-regional property and casualty insurance holding company incorporated in 1990. We are primarily engaged in writing both personal and business lines of insurance. State Auto Financial owns 100% of State Auto P&C, Milbank, Farmers, SA Ohio, and SA National, each of which is a property and casualty insurance company. Our operations are headquartered in Columbus, Ohio.

Our parent company, State Auto Mutual, is an Ohio domiciled super-regional mutual property and casualty insurance company organized in 1921. It owns approximately 65% of State Auto Financial’s outstanding common shares. It also owns 100% of SA Florida and SA Wisconsin, each of which is a property and casualty insurance company. It also owns 100% of Meridian Insurance Group, Inc. (“MIGI”), an insurance holding company. MIGI owns 100% of Meridian Security, a property and casualty insurance company. MIGI is also a party to an affiliation agreement with Meridian Citizens Mutual, a mutual property and casualty insurance company. Meridian Security and Meridian Citizens Mutual are hereafter referred to collectively as the “MIGI Insurers” and together with MIGI, the “MIGI Companies.”

State Auto Financial owns 100% of Stateco, which provides investment management services to affiliated insurance companies. State Auto Financial also owns 100% of S.I.S., a developer and seller of insurance-related software. State Auto P&C and Stateco share ownership of 518 PML, which owns and leases property to affiliated companies. The results of the operations of S.I.S. and 518 PML are not material to our total operations.

State Auto P&C has participated in a quota share reinsurance pooling arrangement with our parent company since 1987 (the “Pooling Arrangement”). Since January 1, 2005, the participants in the Pooling Arrangement have been State Auto P&C, State Auto Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio, SA Florida, Meridian Security and Meridian Citizens Mutual. See “Narrative Description of Business—Pooling Arrangement” in this Item 1 for further information regarding the Pooling Arrangement.

The State Auto Group writes a broad line of property and casualty insurance, such as standard personal and commercial automobile, nonstandard personal automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, general liability and property insurance, through approximately 2,900 independent insurance agencies in 28 states. Our Pooled Companies and SA National are rated A+ (Superior) by the A.M. Best Company.

(b) Financial Information about Segments

During 2006, we continued to operate our business in two significant reportable segments: standard insurance and nonstandard insurance. Financial information about our segments for 2006 is set forth in Note 15 to our Company’s Consolidated Financial Statements included in Item 8 of our Form 10-K. Additional information regarding our Company’s insurance and noninsurance segments is provided in “Narrative Description of Business.” Under the leadership of Robert P. Restrepo, Jr., our new Chairman, President and Chief Executive Officer, 2006 became a transitional year for the State Auto Group as we undertook initiatives to realign our internal organization, specifically our people, processes, internal reporting systems and compensation reward programs to become more focused within the business and personal insurance markets. While 2007 will continue to be a transitional year in certain areas of our Company, we have already implemented integrated personal and business insurance teams with product, profit and production responsibilities for their respective areas. As a result of these transitional efforts, beginning in 2007, our significant reportable segments will change from standard and nonstandard insurance to personal insurance and business insurance along with a third segment for investment operations, and we will begin reporting on those bases to our chief operating decision makers.

(c) Narrative Description of Business

Property and Casualty Insurance

Pooling Arrangement

Our Pooled Companies are parties to the Pooling Arrangement. Prior to 2005, the Pooling Arrangement was governed by the reinsurance pooling agreement known as the “2000 Pooling Agreement.” Since January 1, 2005, the Pooling Arrangement has been governed by the reinsurance pooling agreement known as the “2005 Pooling Agreement.” The Pooling Arrangement covers all the property and casualty insurance written by our Pooled Companies except voluntary assumed reinsurance written by our parent company, State Auto Middle Market

Insurance (as defined in the 2005 Pooling Agreement) and intercompany catastrophe reinsurance written by State Auto P&C. Under the Pooling Arrangement, each of our Pooled Companies cedes premiums, losses and expenses on all of their business to State Auto Mutual, which in turn cedes to each of our Pooled Companies a specified portion of premiums, losses and expenses based on each of their respective pooling percentages. State Auto Mutual then retains the balance of the pooled business.

The following table sets forth a chronology of the participants and their participation percentage changes that have occurred in the Pooling Arrangement since January 1, 1996:

Year(1)	State Auto Mutual	State Auto P&C	Milbank		SA Wisconsin	Farmers	SA Ohio	SA Florida	Meridian Security	Meridian Citizens Mutual
1996 - 1997	55.0	35.0	10.0		N/A	N/A	N/A	N/A	N/A	N/A
1998	52.0	37.0	10.0	(2)	1.0	N/A	N/A	N/A	N/A	N/A
1999	49.0	37.0	10.0		1.0	3.0	N/A	N/A	N/A	N/A
2000-9/30/2001	46.0	39.0	10.0		1.0	3.0	1.0	N/A	N/A	N/A
10/1/2001-2002	19.0	59.0	17.0		1.0	3.0	1.0	N/A	N/A	N/A
2003 - 2004	18.3	59.0	17.0		1.0	3.0	1.0	0.7	N/A	N/A
1/1/2005 - current	19.5	59.0	17.0		0.0	3.0	1.0	0.0	0.0	0.5

(1)	Time period is for the year ended December 31, unless otherwise noted.
(2)	In July 1998, Milbank became a 100% owned subsidiary of STFC. Previously, Milbank was a 100% owned subsidiary of State Auto Mutual.

The following table sets forth a summary of the Pooling Arrangement participation percentages of STFC and State Auto Mutual, aggregating their respective 100% owned subsidiaries:

Year(1)	STFC Pooled Companies	Mutual Pooled Companies
1996 - 1997	35	65
1/1/1998 - 6/30/1998	37	63
7/1/1998 - 12/31/1998	47	53
1999	50	50
2000 - 9/30/2001	53	47
10/1/2001 - 2006	80	20

(1)	Time period is for the year ended December 31, unless otherwise noted.

In the aggregate, the pooling percentages for our Pooled Companies have remained at an 80% participation level since 2001. It is not management’s current intention to recommend an adjustment to our Pooled Companies’ aggregate participation percentage in the foreseeable future. Under applicable governance procedures, if the 2005 Pooling Arrangement were to be amended, management would make recommendations to the independent committees of the Board of Directors of both State Auto Mutual and STFC. The independent committees review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Board of Directors of both State Auto Mutual and us. The Pooling Arrangement is terminable by any of our Pooled Companies at any time after a 90-day notice or by mutual agreement of our Pooled Companies. None of our Pooled Companies currently intends to terminate the Pooling Arrangement.

Under the terms of the Pooling Arrangement, all subject premiums, incurred losses, loss expenses and other underwriting expenses are prorated among our Pooled Companies on the basis of their participation in the pool. By spreading the underwriting risk among each of our Pooled Companies, the Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of our Pooled Companies than any one company would experience individually. One effect of the Pooling Arrangement is to provide each of our Pooled Companies with an identical mix of pooled property and casualty insurance business on a net basis.

The 2005 Pooling Agreement contains (and the 2000 Pooling Agreement contained) a provision excluding catastrophic losses and loss adjustment expenses incurred by our Pooled Companies in the amount of $100.0 million in excess of $135.0 million after June 30, 2006 ($120.0 million prior to July 1, 2006), as well as the premium for such exposures. State Auto P&C reinsures each insurer in the State Auto Group for this layer of reinsurance under a Catastrophe Assumption Agreement (defined below). No losses were paid by State Auto P&C under the Catastrophe Assumption Agreement in 2006, 2005 or 2004. See “Narrative Description of Business—Reinsurance” in this Item 1 for further information regarding the Catastrophe Assumption Agreement.

Nonstandard Auto Insurance

We write nonstandard auto insurance through SA National. Nonstandard automobile programs provide insurance for private passenger automobile risks which do not qualify for the standard or preferred automobile insurance market. Typically, nonstandard risks have higher than average loss experience and an overall higher degree of risk than standard or preferred automobile business. We do not include the business of SA National in our Pooling Agreement. See “Narrative Description of Business—Marketing” and “Reportable Segments” in this Item 1 for further information regarding our nonstandard auto insurance business.

Management Agreement

The employees of our subsidiary, State Auto P&C, provide all organizational, operational and management functions for all insurance affiliates within the State Auto Group through management and cost sharing agreements. State Auto Mutual provides facilities for all of our insurance affiliates under the same management and cost sharing agreements. A management and operations agreement, referred to as the “2005 Management Agreement,” is in place among State Auto Mutual, State Auto P&C, State Auto Financial, Milbank, Farmers, SA Ohio, SA National, the MIGI Companies, Stateco, S.I.S. and 518 PML. The 2005 Management Agreement is a cost sharing agreement. A management agreement, referred to as the “2000 Midwest Management Agreement” is in place among State Auto Mutual, State Auto P&C and SA Wisconsin. For the performance of SA Wisconsin’s services under the 2000 Midwest Management Agreement, SA Wisconsin pays State Auto P&C a quarterly management and operations services fee of 0.75% of direct written premium. A separate cost sharing agreement is in place among State Auto Mutual, State Auto P&C and SA Florida.

Each of the affiliated management and cost sharing agreements has a ten-year term, except for the SA Florida cost sharing agreement, which has a five-year term. The SA Florida cost sharing agreement expires in 2007 and is renewed by mutual consent of the parties. The other cost sharing agreements automatically renew for an additional ten-year period unless terminated sooner in accordance with their terms. If the 2005 Management Agreement would be terminated for any reason, we would have to relocate our facilities to continue our operations. However, we do not currently anticipate the termination of the 2005 Management Agreement.

Reportable Segments

See Note 15, Reportable Segments, of the Notes to our Consolidated Financial Statements included in Item 8 of our Form 10-K and Item 7 of our Form 10-K.

Marketing

As of January 31, 2007, the State Auto Group marketed its standard products in 28 states (Colorado being our 28th state of operation beginning January 2007) through approximately 2,900 independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies. As of January 31, 2007, SA National marketed its nonstandard auto products in 22 states exclusively through our network of independent agents. We anticipate continued state expansion for our products during 2007.

Because independent insurance agents generally choose which products they recommend and provide their customers, we view our independent insurance agents as our primary customers. We strongly support the independent agency system and believe that maintenance of a strong agency system is essential to our present and future success. As such, we continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; travel incentives related to profit and growth; sharing a portion of the underwriting profit generated by the agent’s book of business; and an agent stock purchase plan.

We actively help our agencies develop professional sales skills within their staffs. Our training programs include both products and sales training conducted in our home office. Further, our training programs include disciplined follow-up and coaching for an extended time. Other targeted training sessions are held in our branch office locations from time to time.

We have made continuing efforts to use technology to make it easier for our agents to do business with us. We offer internet-based (i) rating, (ii) policy application submission and (iii) execution of changes to policies for certain products. In addition, we provide our agents with the opportunity to maintain policyholder records electronically, avoiding the expense of preparing and storing paper records. Software developed by S.I.S. also enhances the ability of our agents and us to take advantage of electronic data submission. We believe that, since agents and their customers realize better service and efficiency through automation, they value their relationship with us. Automation can make it easier for an agent to do business with us, which attracts prospective agents and enhances existing agencies’ relationships with us.

We share the cost of approved advertising with selected agencies. We provide our agents with defined travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, we recognize our very top agencies—measured by consistent profitability, achievement of written premium thresholds and growth—as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional trip and financial incentives, including additional profit sharing bonus and additional contributions to their Inner Circle Agent Stock Purchase Plan, a part of our Agent Stock Purchase Plan described below.

To strengthen agency commitment to producing profitable business and further develop our agency relationships, our Agent Stock Purchase Plan offers the opportunity to use commission income to purchase our stock. Our transfer agent administers the plan using commission dollars assigned by the agents to purchase shares on the open market through a stockbroker. We also make available to certain top performing agents the opportunity to vest grants of options in our common shares provided the participants meet performance targets described in our Agent Stock Option Plan.

We receive premiums on products marketed in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Virginia, West Virginia and Wisconsin. During 2006, the seven states that contributed the greatest percentage of our direct premiums written were as follows: Ohio (17.6%), Kentucky (11.2%), Indiana (7.6%), Tennessee (6.7%), Minnesota (5.5%), Pennsylvania (5.0%) and Maryland (5.0%).

Claims

Insurance claims on policies written by us are usually investigated and settled by staff claims adjusters. Our claims division emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.

Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. Our claims division is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Generally, property or casualty claims estimated to reach $150,000 or above are sent to our home office to be supervised by claims division specialists. Branches with low volumes of large claims are assigned a lower dollar threshold for referring claims to the home office. In territories in which there is not sufficient volume to justify having full-time adjusters, we use independent appraisers and adjusters to evaluate and settle claims under the supervision of claims division personnel.

We attempt to minimize claims adjusting costs by settling as many claims as possible through our internal claims staff and, if possible, by settling disputes regarding automobile physical damage and property insurance claims (first party claims) through arbitration. In addition, selected agents have authority to settle small first party claims, which improves claims service.

Our claim representatives use third party, proprietary bodily injury evaluation software to help them value bodily injury claims, except for the most severe injury cases. Our Claims Contact Centers allow us to improve claims efficiency and economy by concentrating the handling of smaller, less complex claims in a centralized environment. We provide 24 hour, seven days a week claim service, either through associates in our Claims Contact Centers, which are located in Des Moines, Iowa and Columbus, Ohio, or, for a few overnight hours, through a third party service provider.

Reserves

Loss reserves are management’s best estimates at a given point in time of what we expect to pay in claims, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. The results of our operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in-house claims processing costs from such losses.

Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our reserves, see Item 7 of this Form 10-K, “Management, Discussion and Analysis of Financial Condition and Results of Operations—Loss and Loss Expense Reserves.”

State Auto P&C’s December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by State Auto Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by State Auto Mutual to State Auto P&C in conformance with pooling percentages in place at that time. Through December 31, 2006, there has been no adverse development of the guaranteed liability. As of December 31, 2006, the remaining loss and loss expense liability is estimated to be $0.9 million.

The following table presents our one-year development information on changes in the reserve for loss and loss expenses for each of the three years in the period ended December 31, 2006:

($ millions)	Year Ended December 31
	2006	2005	2004
Beginning of Year:
Loss and loss expenses payable	$728.7	681.8	643.0
Less: Reinsurance recoverable on losses and loss expenses payable(1)	17.4	25.9	14.2

Net losses and loss expenses payable(2)	711.3	655.9	628.8
Provision for losses and loss expenses occurring:
Current year	659.3	657.7	641.4
Prior years(3)	(71.7)	(44.3)	(22.2)

Total	587.6	613.4	619.2
Loss and loss expense payments for claims occurring during:
Current year	389.4	350.5	361.5
Prior years	248.5	242.8	230.6

Total	637.9	593.3	592.1
Impact of pooling change, January 1, 2005	—	35.3	—

End of Year:
Net losses and loss expenses payable	661.0	711.3	655.9
Add: Reinsurance recoverable on losses and loss expenses payable(4)	13.5	17.4	25.9

Losses and loss expenses payable(5)	$674.5	728.7	681.8

(1)	Includes amounts due from affiliates of $5.5 million, $5.7 million, and $5.7 million at beginning of year 2006, 2005, and 2004, respectively.
(2)	Includes net amounts assumed from affiliates of $302.6 million, $296.9 million, and $303.9 million at beginning of year 2006, 2005, and 2004, respectively.
(3)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of our Form 10-K Management’s Discussion and Analysis section at “2006 Compared to 2005—Expenses” and “2005 Compared to 2004 – Expenses.”

(4)	Includes amounts due from affiliates of $2.7 million, $5.5 million, and $5.7 million at end of year 2006, 2005, and 2004, respectively.
(5)	Includes net amounts assumed from affiliates of $281.7 million, $302.6 million, and $296.9 million at end of year 2006, 2005, and 2004, respectively.

The following table sets forth our development of reserves for losses and loss expenses from 1996 through 2006. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us.

The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2006, we have paid 90.0% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1997.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the 1997 calendar year reserve has developed a $23.2 million or 11.9% deficiency through December 31, 2006. That amount has been included in operations over the ten years and did not have a significant effect on income in any one year. The effects on income caused by changes in estimates of the reserves for losses and loss expenses for the most recent three years are shown in the foregoing three-year loss development table.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 1999, but incurred in 1996, will be included in the cumulative redundancy or deficiency amounts for years 1997, 1998 and 1999. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 1998, 1999, 2000 and 2001 the Pooling Arrangement was amended to increase our share of premiums, losses and expenses and in 2005 to add the business of two companies within the State Auto Group, the MIGI Insurers. An amount of assets equal to the increase in net liabilities was transferred to us from our parent company in 1998, 1999, 2000 and 2001 in conjunction with each year’s respective pooling change and in 2005 from our subsidiaries, the MIGI Insurers. The amount of the assets transferred in 1998, 1999, 2000, 2001 and 2005 has been netted against and has reduced the cumulative amounts paid for years prior to 1998, 1999, 2000, 2001 and 2005, respectively.

($ millions)	Years Ended December 31
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Net liability for losses and loss expenses payable	$199.5	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0

Paid (cumulative) as of:
One year later	39.4%	32.7%	35.4%	41.8%	5.9%	43.4%	41.2%	36.7%	31.6%	34.9%	—
Two years later	54.1%	54.6%	61.6%	43.0%	52.7%	65.3%	60.8%	53.2%	48.4%
Three years later	65.0%	70.1%	62.1%	71.9%	79.9%	78.4%	71.4%	63.3%
Four years later	73.2%	69.2%	78.8%	86.9%	95.5%	84.4%	77.3%
Five years later	69.8%	77.1%	86.3%	96.1%	101.6%	88.5%
Six years later	74.6%	81.8%	92.5%	99.0%	107.0%
Seven years later	77.1%	85.8%	94.9%	102.4%
Eight years later	79.8%	88.2%	97.4%
Nine years later	81.6%	90.0%
Ten years later	82.7%

Net liability re-estimate as of:
One year later	91.3%	93.0%	96.6%	97.5%	125.7%	102.4%	99.7%	96.5%	93.3%	89.9%	—
Two years later	87.3%	92.0%	96.7%	119.1%	129.1%	105.1%	100.6%	93.2%	87.6%
Three years later	86.7%	91.9%	111.9%	120.3%	133.1%	106.9%	98.8%	91.0%
Four years later	87.0%	102.0%	111.5%	123.2%	136.1%	106.2%	98.5%
Five years later	92.6%	101.4%	115.6%	126.7%	135.6%	107.1%
Six years later	92.9%	106.1%	118.5%	127.9%	138.2%
Seven years later	96.1%	108.9%	120.0%	128.9%
Eight years later	98.0%	110.5%	121.5%
Nine years later	99.5%	111.9%
Ten years later	100.9%

Cumulative redundancy (deficiency)	$(1.8)	$(23.2)	$(44.1)	$(64.1)	$(90.5)	$(36.3)	$8.7	$56.4	$81.2	$71.7	—

Cumulative redundancy (deficiency)	(0.9%)	(11.9%)	(21.5%)	(28.9%)	(38.2%)	(7.1%)	1.5%	9.0%	12.4%	10.1%	—

Gross* liability—end of year	$410.7	$402.7	$414.2	$438.7	$457.2	$743.7	$862.4	$934.0	$1,006.4	$1,111.1	$1,032.7
Reinsurance recoverable	$211.2	$208.5	$209.2	$217.0	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7
Net liability—end of year	$199.5	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0

Gross liability re-estimated—latest	98.6%	106.0%	116.4%	117.5%	123.7%	106.5%	98.7%	93.1%	90.4%	91.9%	—
Reinsurance recoverable re-estimated—latest	96.3%	100.4%	111.5%	105.8%	108.2%	105.2%	99.2%	97.4%	95.5%	95.3%	—
Net liability re-estimated—latest	100.9%	111.9%	121.5%	128.9%	138.2%	107.1%	98.5%	91.0%	87.6%	89.9%	—
*	Gross liability includes: Direct and assumed losses and loss expenses payable.

As the Pooling Arrangement provides for the right of offset, we have reported losses and loss expenses payable ceded to our parent company as assets only in situations when net amounts ceded to our parent company exceed that assumed. The following table provides a reconciliation of the reinsurance recoverable to the amount reported in our consolidated financial statements at each balance sheet date:

($ millions)	Years Ended December 31
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Reinsurance recoverable	$211.2	$208.6	$209.2	$217.1	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7
Amount netted against assumed from State Auto Mutual	$196.9	$195.3	$197.7	$206.3	$212.6	$219.9	$261.5	$291.0	$324.6	$382.4	$358.2
Net reinsurance recoverable	$14.3	$13.3	$11.5	$10.8	$7.9	$13.9	$8.8	$14.2	$25.9	$17.4	$13.5

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

Each member of the State Auto Group is party to working reinsurance treaties for property, casualty and workers’ compensation lines with several reinsurers arranged through a reinsurance intermediary. Under the property per risk excess of loss treaty, each member is responsible for the first $3.0 million of each covered loss, and the reinsurers are responsible for 100% of the excess over $3.0 million up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually.

The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 95% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

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

Members of the State Auto Group maintain property catastrophe reinsurance for catastrophic events affecting at least two risks. On a combined basis, the members of the State Auto Group retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $80 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $135.0 million of covered losses, each occurrence. The rates for this reinsurance are negotiated annually.

Excess of the property catastrophe reinsurance described immediately above, the members of the State Auto Group participate in an intercompany catastrophe reinsurance program (the “Catastrophe Assumption Agreement”). Under the terms of the Catastrophe Assumption Agreement our subsidiary, State Auto P&C, acts as the catastrophe reinsurer for the State Auto Group, and is responsible for up to $100.0 million of covered loss, each occurrence in excess of $135.0 million of covered loss, each occurrence. Each reinsured company pays a premium to our subsidiary, State Auto P&C, in exchange for the reinsurance coverage provided. There have been no losses assumed under this agreement.

In 2005, we entered into a credit agreement with a financial institution and a syndicate of other lenders which provides us with a $100.0 million five-year unsecured revolving credit facility referred to as the “Credit Facility”. During the term of the Credit Facility, we have the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. At the present time, we intend to use the Credit Facility for catastrophe loss purposes. See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for additional information regarding the Credit Facility.

As of July 1, 2005, SA National and State Auto Mutual terminated their reinsurance agreement. While this reinsurance agreement was in effect, State Auto Mutual assumed up to $4.95 million of each liability loss occurrence in excess of SA National’s $50,000 of retention and up to $450,000 of each catastrophe loss occurrence in excess of SA National’s $50,000 of retention. State Auto Mutual also provided SA National with an 8.5% quota share within the $50,000 retention on liability coverages and a 20% quota share on physical damage coverages. SA National and State Auto Mutual mutually agreed to terminate the reinsurance agreement because of SA National’s stronger surplus position, relative to the commencement date of the agreement, which makes it more efficient for SA National to retain such exposures rather than to reinsure them. Under the terms of the termination, State Auto Mutual continued to be liable, for up to one year, with respect to policies in force at the termination date, for occurrences until the expiration, cancellation, or next anniversary of each such policy.

See “Narrative Description of Business—Regulation” of this Item 1 for a discussion of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) and its successor, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) (collectively, the “Terrorism Acts”).

Regulation

Most states, including all the domiciliary states of the State Auto Group, have enacted legislation that regulates insurance holding company systems. Each insurance company in our holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within our holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine any members of the State Auto Group, at any time, require disclosure of material transactions involving insurer members of our holding company system, and require prior notice and an opportunity to disapprove of certain “extraordinary” transactions, including, but not limited to, extraordinary dividends to stockholders. Pursuant to these laws, all transactions within our holding company system affecting any members of the State Auto Group must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer. The insurance laws of all the domiciliary states of the State Auto Group provide that no person may acquire direct or indirect control of a domestic insurer without obtaining the prior written approval of the state insurance commissioner for such acquisition.

In addition to being regulated by the insurance department of its state of domicile, each of our insurance companies is subject to supervision and regulation in the states in which we transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business operations and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, setting reserve requirements, determining the form and content of required statutory financial statements, prescribing the types and amount of investments permitted and requiring minimum levels of statutory capital and surplus. Although premium rate regulation varies among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates. In addition, all of the states in which the State Auto Group transacts business have enacted laws which restrict these companies’ underwriting discretion. Examples of these laws include restrictions on policy terminations, restrictions on agency terminations and laws requiring companies to accept any applicant for automobile insurance. These laws may adversely affect the ability of the insurers in the State Auto Group to earn a profit on their underwriting operations.

We are required to file detailed annual reports with the supervisory agencies in each of the states in which we do business, and our business and accounts are subject to examination by such agencies at any time.

There can be no assurance that such regulatory requirements will not become more stringent in the future and have an adverse effect on the operations of the State Auto Group.

Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, a total of $140.8 million is available for payment as a dividend from our subsidiaries, State Auto P&C, Milbank, Farmers, SA Ohio and SA National during 2007, less dividend payments made in the previous twelve month period without prior approval from our respective domiciliary state insurance departments. STFC received no dividends in 2006 from its insurance subsidiaries. In 2005 and 2004, STFC received dividends of $40.5 million and $12.0 million respectively, from its insurance subsidiaries.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any adverse legislation or regulation in any state in which we conducted business during 2006 which would materially impact our business.

During an emergency session in January 2007, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.” This new law makes fundamental changes to the property and casualty insurance business in Florida and undertakes a multi-pronged approach to address the cost of residential property insurance in Florida. First, the new law requires insurance companies to lower their Florida premium rates for residential property insurance. The new law also authorizes the state-owned insurance company, Citizens Property Insurance Corporation (“Citizens”), to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. Previously, Citizens was the insurer of last resort for residential property insurance because its required premium rates were higher than those generally available in the market place from private insurers. The new law also empowers the State of Florida to assess Citizens’ underwriting losses against many lines of property and casualty insurance written for Florida residents, including auto insurance. The State of Florida also issued an order that essentially prevents insurance companies from non-renewing residential property insurance policies until after the 2007 hurricane season. We are evaluating the ramifications of CS/HB-1A, specifically regarding property insurance rates that we believe are inadequate to cover the related underwriting risk. Additionally, we are concerned about competing against a state-owned insurance company and the expansion of this possible type of solution to other states where the affordability and, in some instances, the availability of coastal property insurance is an issue. When the cost or availability of insurance becomes a political issue, we believe it can disrupt the marketplace and make underwriting results more volatile.

Several states where we write business have passed or are considering more strict regulation of the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states are considering restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help us price our products more fairly and enhance our ability to compete for business that we believe will be profitable. Such regulations would limit our ability, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools. Insurer use of credit scores is also being studied by the Federal Trade Commission, as respects to whether or not credit scoring has a disparate impact on protected classes. The results of this study, which have not been published as of our filing of this Form 10-K, could affect the industry’s use of this tool.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the National Association of Insurance Commissioners (“NAIC”) annually tests insurers’ risk-based capital requirements. As of December 31, 2006, each insurer affiliated with us surpassed all standards tested by the formula applying risk-based capital requirements.

The property and casualty insurance industry is also affected by court decisions. In general, premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume, including eliminating exclusions, expanding the terms of the contract, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant’s rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer’s profitability. They also create pressure on rates charged for coverages adversely affected, and this can cause a legislative response resulting in rate suppression that can unfavorably impact an insurer.

The Terrorism Acts require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. Under the Terrorism Acts, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, we intend, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under Terrorism Acts and that do not arise out of nuclear, biological or chemical agents. In December 2005, Congress enacted the TRIEA, which extended TRIA, with some modifications, for two years beyond TRIA’s sunset date of December 31, 2005. This law removed the mandate to offer terrorism coverage for five lines of business: commercial auto, burglary and theft, surety, professional liability and farmowners multi-peril. In addition, TRIEA had the effect of increasing insurers’ deductible and co-pay percentages under this federal program. Our current property reinsurance treaties exclude certified acts of terrorism. If the Terrorism Acts expire at the end of 2007 those treaties may be revised to exclude acts of terrorism as defined within the treaties. Likewise, if the Terrorism Acts expire, we may pursue changes to our direct commercial policies to exclude acts of terrorism as defined within our policies.

An area of regulatory focus in recent years and which may continue to receive additional attention in 2007 is “producer compensation arrangements.” The New York Attorney General as well as other states’ Attorneys General undertook investigations and initiated lawsuits involving allegations of improper compensation arrangements between brokers and insurance companies. These actions led several state insurance departments to initiate their own surveys or inquiries into the activities of their domestic insurers with respect to producer compensation arrangements in their respective states. Three state insurance departments delivered inquiries to us, and we responded to each of the inquiries. It is our understanding that these inquiries were part of an overall fact-finding process initiated by these state insurance departments, and that similar inquiries were made to a number of other domestic insurers in these states. The inquiries did not indicate or imply that we had done anything improper with respect to our compensation arrangements with our agents. No action has been taken against us by any of the states which made these inquiries.

Improper producer compensation arrangements generally involve insurance brokers, who are persons retained and compensated by the insurance customer. We market our insurance products through independent insurance agents who have been appointed to act on our behalf, and we, not the insurance customer, compensate these agents pursuant to contractual arrangements. Under our agency agreements, our compensation arrangements with our agencies consist of commissions paid for the sale of our insurance products, usually based upon a percentage of the premium paid by the insurance customer, and a “contingent commission.” This “contingent commission” is based upon the underwriting profit and production volume generated by that agency’s book of business placed with the State Auto Group. Like many other sales organizations, we also offer sales incentives to our agencies. We believe that our agent compensation arrangements are in compliance with the law and consistent with good business practices.

The Attorneys General of New York, Illinois and Connecticut settled producer compensation issues with some insurers we compete against and these settlements included an obligation for these insurers to terminate contingent commission compensation with their agents and brokers under certain circumstances. One such circumstance was a determination by the Attorneys General party to these settlements that companies with at least a 65% market share of property casualty insurance did not pay contingent commission. In the fall of 2006, that threshold was passed and two major insurers we compete against, Travelers and Chubb, announced their intention to terminate contingent commission compensation for agents and brokers in most lines of personal and business insurance, respectively, in compliance with the terms of the settlement agreement described above. This is a potentially significant development, the consequences of which cannot be fully foreseen at this time; nevertheless, we continue to believe that our agent compensation programs comply with applicable law.

Investments

Our investment portfolio is managed to provide growth of statutory surplus in order to facilitate increased premium writings over the long term while maintaining the ability to service current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. Our investment portfolio is managed separately from that of our parent company and its subsidiaries, and investment results are not shared by our Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for us and our parent company and our subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of our Board of Directors.

Our decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) our liquidity requirements at any given time; and (f) our current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments. We have investment policy guidelines with respect to purchasing fixed income investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. Our maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. See Item 7 of our Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Investments, Market Risks,” for a discussion regarding the market risks related to our investment portfolio.

Our fixed maturity investments are classified as available-for-sale and carried at fair value, according to the Financial Accounting Standards Board (“FASB”) Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

Our Investment Policy and Guidelines permit investment in debt issues rated A or better by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of December 31, 2006 and 2005, our bond portfolio had a fair value that totaled $1,647.4 million and $1,617.3 million, respectively.

At December 31, 2006 and 2005, our equity portfolio was classified as available-for-sale and carried at fair value totaling $284.2 million and $255.6 million, respectively.

The following table sets forth our investment results for the periods indicated:

	Year ended December 31
($ millions)	2006	2005	2004
Average Invested Assets(1)	$1,891.6	$1,811.6	1,591.8
Net Investment Income(2)	83.1	78.7	71.8
Average Yield	4.4%	4.3%	4.5%

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

For additional discussion regarding our investments, see Item 7 of our Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Investments.”

Competition

The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency. See “Narrative Description of Business—Marketing” in Item 1 and “Distribution System” and “Competition” included Item 1A of our Form 10-K. We compete through underwriting criteria, appropriate pricing, quality service to our policyholders and our agents, and a fully developed agency relations program.

Employees

As of February 28, 2007, we had 2,060 employees. Our employees are not covered by any collective bargaining agreement. Management considers the relationship with our employees to be excellent.

Available Information

Our website address is www.stfc.com. Through this website (found under the “SEC Filings” link), we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). Also available on our website is information pertaining to our corporate governance, including the charters of each of our standing committees of our Board of Directors, our corporate governance guidelines, our employees’ code of business conduct and our directors’ ethical principles.

Any of the materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	56

Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and Mutual, 3/06 to present; Senior Vice President, Insurance Operations, of Main Street America Group, a property and casualty insurance company, 4/05 – 2/06; President and Chief Executive Officer for two property and casualty insurance subsidiaries of Allmerica Financial Corporation (now known as Hanover Insurance Group), 1998 – 2003; President and Chief Executive Officer, personal lines, of Travelers Property and Casualty Insurance Company, a property and casualty insurance company, 1996 – 1998.

			2006

Mark A. Blackburn, Executive Vice President and Chief Operating Officer	55	Executive Vice President and Chief Operating Officer of STFC and State Auto Mutual, 11/06 to present; Senior Vice President of STFC and State Auto Mutual, 3/01 to 11/06; Vice President of STFC and State Auto Mutual, 8/99 to 3/01.	1999

Steven E. English, Vice President and Chief Financial Officer	46	Vice President of STFC and State Auto Mutual, 5/06 to present; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present; Assistant Vice President of State Auto Mutual, 6/01 to 5/06; Chief Financial Officer and Treasurer of the MIGI Companies, 8/00 to 6/01.	2006

Steven R. Hazelbaker, Vice President	51	Vice President of State Auto Mutual, 6/01 to present; Vice President of STFC, 6/01 to present; Chief Operating Officer of the MIGI Companies, 8/00 to 6/01; Chief Financial Officer and Treasurer of the MIGI Companies, 1994 to 8/00; Vice President of the MIGI Companies, 1995 to 8/00.	2001

Noreen W. Johnson Vice President	58	Vice President of STFC and State Auto Mutual, 3/98 to present.	2006

Cathy B. Miley, Vice President	57	Vice President of STFC, 3/98 to present; Vice President of State Auto Mutual, 3/95 to present.	1995

Cynthia A. Powell, Vice President, Treasurer and Chief Accounting Officer	46	Treasurer and Chief Accounting Officer of STFC and State Auto Mutual, 6/06 to present; Vice President of State Auto Mutual, 3/00 to present; Vice President of STFC, 5/00 to present.	2000

Lorraine M. Siegworth, Vice President	39	Vice President of STFC and State Auto Mutual, 11/06 to present; Vice President of Nationwide Insurance or its affiliates, 9/00 to 3/06, most recently serving as Vice President of Corporate HR of Nationwide Insurance.	2006
(1)	Age is as of March 5, 2007.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

Item 1A. Risk Factors

Statements contained in our Form 10-K may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance.

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

Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. Catastrophe losses can vary widely and could significantly impact our results. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and other perils may produce significant damage in larger areas, especially those that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners and farmowners, other personal lines, allied lines and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from tornadoes, hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states and Mid-Atlantic regions. In the last three years, the largest catastrophe or series of catastrophes to affect STFC’s results of operations in any one year were as follows: 2006 with losses that occurred in April from a series of tornadoes, hailstorms and windstorms that caused damage in several of our Midwest operating states resulting in approximately $51.8 million in pre-tax losses; 2005 with losses from hurricanes Katrina and Wilma resulting in approximately $41.7 million in pre-tax losses; and 2004 with losses from hurricanes Charley, Frances, Jean and Ivan resulting in approximately $39.6 million in pre-tax losses.

We believe that increases in the value and geographic concentration of insured properties and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas. Although we attempt to reduce the impact on our business of a catastrophe by controlling concentrations of exposures in catastrophe prone areas and through the purchase of reinsurance covering various categories of catastrophes, reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit, or an insurance subsidiary incurs a number of smaller catastrophes that, individually, fall below the subsidiary’s retention level.

UNDERWRITING

Our financial results depend primarily on our ability to underwrite risks effectively and to charge adequate rates to policyholders.

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

NONSTANDARD PERSONAL LINES AUTO MARKET

The nonstandard personal lines auto market may be shrinking due to refined segmentation by key competitors

In recent years, we have experienced significant declines in our nonstandard auto premium, in terms of dollars and exposure units. While some of this decline was due to actions we undertook to improve the profitability of this segment, we perceive that key competitors have refined their rating segmentation, including increased utilization of multi-variate rating models, which we believe has resulted in a shrinking of the nonstandard auto market. With the introduction of sophisticated pricing tools by our competitors, and most recently by us with the introduction of our CustomFit™ product, the criteria for qualifying for the standard private passenger auto line is much broader, so that the standard auto segment may accommodate some insureds who, to this point, would have been nonstandard candidates only. Consequently, there is no assurance that the decline in revenues and net underwriting profits within our nonstandard auto lines will not continue as a result of the changes taking place in the nonstandard auto market and our own implementation of more inclusive marketing and underwriting programs in the standard auto lines.

CYCLICAL NATURE OF THE INDUSTRY

The property and casualty insurance industry is highly cyclical, which may cause fluctuations in our operating results.

The property and casualty insurance industry, particularly business insurance, has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results. In response to periods of intense price competition, our strategy with respect to our commercial lines business has been to adjust prices to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable returns. Accordingly, our commercial lines business tends to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return.

The personal lines businesses are characterized by an auto underwriting cycle of loss cost trends. Driving patterns, inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. Our Company and other personal lines insurers may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins generally decline in periods of increasing loss costs.

DISTRIBUTION SYSTEM

The independent agency system is the distribution system for our products, which may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels.

We market our insurance products through independent, non-exclusive insurance agents, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. The State Auto Group has supported the independent agency system as our sole distribution channel for the past 85 years. However, we recognize that the number of independent agencies in the industry has dramatically shrunk over the past several years due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it will be progressively more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing the number of agencies in our independent agency distribution system, our sales and results of operations could be adversely affected.

The agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. Our strategy of not pursuing market share at prices that are not expected to produce a combined ratio that meets our goal of 96% or better can have the effect of making top line growth more difficult. When price competition is intense, this effect is exaggerated by the fact that our independent agent distribution force has products to sell from other carriers that may be more willing to lower prices to grow top line sales. Consequently, we must remain focused on attracting and retaining productive agents to market and sell our products. We compete for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure that we have strong relationships with our independent agents and to persuade them to promote and sell our products, we may not be successful in these efforts. If we are unsuccessful in attracting and retaining these agents, our sales and results of operations could be adversely affected.

We also expect that there will be consequences from certain of our competitors eliminating contingent commissions to agents as a result of legal actions undertaken by certain states’ Attorneys General. It may be that these or other Attorneys General will pursue other insurers who are continuing to pay contingent commissions or it may be that these insurers will develop alternative compensation structures to replace contingent commissions that may be perceived as more attractive to independent agents, thus driving the marketplace to move in that direction. It may also be that these large insurers will seek to level the playing field for independent agent compensation by lobbying for regulatory or legal changes to prohibit or restrict so-called contingent commissions and other sales incentive compensation.

REGULATION

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. For example, Florida recently enacted legislation that requires us to charge rates for homeowners insurance that we believe are inadequate to cover the related underwriting risk. This same legislation authorizes a state-owned insurance company to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market.

Currently the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly impact the insurance industry and us.

We cannot predict with certainty the effect any enacted, proposed or future state or federal legislation or NAIC initiatives may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher costs than current requirements. Changes in the regulation of our business may reduce our profitability, limit our growth or otherwise adversely affect our operations.

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

Class action lawsuits relating to property and casualty losses arising out of hurricane Katrina have been filed in Mississippi against several named insurers and dozens of unnamed insurers. To date, we have not been named as a defendant or served with process in any of these lawsuits. However, that situation could change in the future. Based on our understanding of the nature of these lawsuits, the plaintiffs are attempting to expand the scope of coverage available under their insurance policies making claims for an event that would otherwise not be covered by their insurance policies. The principal focus of these lawsuits, including one lawsuit being brought by the attorney general of Mississippi, is to have the insurer-defendants’ policies cover flood losses that are excluded under the typical property insurance policy. Because of the preliminary nature of these lawsuits, it cannot be determined to what extent, if any, such lawsuits will impact us, or even if we will be named as a defendant in these lawsuits.

Many of these issues are beyond our control. The effects of these and other unforeseen claims and coverage issues are extremely hard to predict and could materially harm our business and results of operations.

TERRORISM

Terrorist attacks, and the threat of terrorist attacks, and ensuing events could have an adverse effect on us.

Terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause loss of life, property damage, reduced economic activity, and additional disruptions to commerce. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the State Auto Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The Terrorism Acts require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from certain future terrorist attacks within the United States. Under the Terrorism Acts, we must offer our commercial policyholders coverage against certified acts of terrorism. If the policyholder rejects coverage for certified acts of terrorism, we intend, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Acts and that do not arise out of nuclear, biological or chemical agents. See “Narrative Description of Business-Regulation” of this Item 1 for a discussion of the Terrorism Acts.

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

TECHNOLOGY

Our development of business insurance lines automated underwriting tools may not be successful or the benefits may not be realized.

We are developing a business insurance lines automation system that will build upon the success we believe we have achieved through our personal lines netXpress system. Our netXpress allows agents to obtain personal lines rates for applicants on-line in real time and secure consumer reports required for rating or underwriting. This report availability enables our agents to offer a firm quote to a customer in real time at the point of sale. It is our intention to develop similar functionality for business insurance lines as we have in personal lines through netXpress.

While this represents a significant commitment of resources over the next 18 to 36 months, we believe it is vitally important to our ability to maintain our prospects in business lines. We cannot be sure that the development of this technology will be completed within the timeframe projected, or that it will be successful upon implementation. Additionally, because some of our competitors have already implemented or may be implementing similar types of underwriting tools, we may be competitively disadvantaged. A challenge during this development phase will be the utilization of today’s technology in face of a constantly changing technological landscape. There can be no assurance that the development of today’s technology for tomorrow’s use will not result in our being competitively disadvantaged, especially among the larger national carriers that have greater financial and human resources than we.

INVESTMENTS

The performance of our investment portfolios is subject to investment risks.

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings and are therefore subject to market risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices.

If the fixed-income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of our investment portfolio could also put our insurance subsidiaries at risk of failing to satisfy regulatory minimum capital requirements. If we were not at that time able to supplement our subsidiaries’ capital from STFC or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected. Also, a decline in market rates could cause the investments in our pension plans to decrease below the accumulated benefit obligation, resulting in additional expense and increasing required contributions to the pension plan.

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

Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers in a specialized industry. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business.

In addition, we must forecast the changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust hiring programs and/or employment levels accordingly. Our failure to recognize the need for such adjustments, or the failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our ongoing and new business) in one or more business units or locations. In either event, our financial results could be materially adversely affected.

BUSINESS CONTINUITY

Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology and other business systems.

Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour claims contact centers, processing new and renewal business, and processing and paying claims. A shut-down of or inability to access one or more of our facilities, a power outage, a pandemic, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary corporate functions. This could result in a materially adverse effect on our business results and liquidity.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer infrastructure, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business.

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

Since going public in 1991, we and State Auto Mutual have acquired other insurance companies, such as Meridian Mutual, the MIGI Insurers, Milbank, Farmers and SA Wisconsin, and it is anticipated that we and State Auto Mutual will continue to pursue acquisitions of other insurance companies in the future. In December 2006, State Auto Mutual, through MIGI, announced its intent to acquire the Beacon Insurance Group of Wichita Falls, Texas. A first quarter 2007 closing is anticipated, conditional upon regulatory approval.

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

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders and creditors. Ratings are important to maintaining public confidence in our Company and in our ability to market our products. A downgrade in our financial strength ratings could, among other things, negatively affect our ability to sell certain insurance products, our relationships with agents, new sales and our ability to compete.

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. Our Pooled Companies and SA National currently have a rating from A.M. Best Company of A+ (Superior) (the second highest of A.M. Best’s 15 ratings). We may not be able to maintain our current A.M. Best ratings.

CONTROL BY OUR PARENT COMPANY

Our parent company owns a significant interest in us and may exercise its control in a manner detrimental to your interests.

As of December 31, 2006, our parent company owned approximately 65% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to stockholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC stockholders.

COMPETITION

Our industry is highly competitive, which could adversely affect our sales and profitability.

The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations, and substantially greater financial, technical and operating resources and market share than we. We may not be able to effectively compete, which could adversely affect our sales or profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, reputation and name or brand recognition. Our competitors sell through various distribution channels, including independent agents, captive agents and directly to the consumer. We compete not only for business insurance customers and personal insurance customers, but also for independent agents to market and sell our products. Some of our competitors offer a broader array of products, have more competitive pricing or have higher claims paying ability ratings. In addition, other financial institutions are now able to offer services similar to our own as a result of the Gramm-Leach-Bliley Act.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We share our operating facilities with State Auto Mutual pursuant to the terms of the 2005 Management Agreement. Our corporate headquarters are located in Columbus, Ohio, in buildings owned by State Auto Mutual that contain approximately 280,000 square feet of office space. Our Company and State Auto Mutual also own and lease other office facilities in numerous locations throughout the State Auto Group’s geographical areas of operation.

Item 3. Legal Proceedings

We are a party to a number of lawsuits arising in the ordinary course of our insurance business. Our Management believes that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material, adverse effect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

Our common shares are traded in the NASDAQ National Market System under the symbol STFC. As of February 20, 2007, there were 3,835 stockholders of record of our common shares.

Market Price Ranges and Dividends Declared on Common Shares(1)

Initial Public Offering—June 28, 1991, $2.25. The following table provides information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2006	High	Low	Dividend
First Quarter	$39.94	$30.59	$0.090
Second Quarter	36.33	31.11	0.090
Third Quarter	32.90	28.40	0.100
Fourth Quarter	35.15	29.25	0.100

2005	High	Low	Dividend
First Quarter	$28.43	24.30	$0.045
Second Quarter	31.24	25.05	0.045
Third Quarter	32.63	28.22	0.090
Fourth Quarter	38.15	29.72	0.090

(1)	Adjusted for stock splits.

Additionally, see Item 7 of our Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for additional information regarding regulatory restrictions on the payment of dividends by our insurance subsidiaries.

Purchases of Common Shares by the Company

The following table provides information with respect to purchases made by us of our common shares during the fourth quarter 2006:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
10/01/06 - 10/31/06	—	$—	—	—
11/01/06 - 11/30/06	—	—	—	—
12/01/06 - 12/31/06	408	34.05	—	—

Total	408	$34.05	—	—

(1)	All shares repurchased were acquired as a result of stock swap option exercises.

Performance Graph

The line graph below compares the total return on $100 invested on December 31, 2001, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

Item 6. Selected Consolidated Financial Data

	Year ended December 31:
	2006	2005*	2004	2003	2002
	(dollars and shares in millions, except per share data)
Statement of Income Data – GAAP Basis:
Earned premiums	$1,023.8	1,050.3	1,006.8	960.6	896.6
Net investment income	$83.1	78.7	71.8	64.6	59.7
Total revenues	$1,117.4	1,139.5	1,092.4	1,041.7	967.5
Net income	$120.4	125.9	110.0	63.6	37.0
Earned premium growth	(2.5)%	4.3	4.8	7.1	61.5
Return on average invested assets(1)	4.4%	4.3	4.5	4.6	4.9

Balance Sheet Data – GAAP Basis:
Total investments	$1,937.9	1,879.9	1,699.1	1,570.3	1,272.3
Total assets	$2,255.1	2,274.9	2,168.4	2,029.9	1,706.8
Total notes payable	$118.4	118.7	164.5	161.2	75.5
Total stockholders’ equity	$834.2	763.5	658.2	542.3	463.8
Common shares outstanding	41.1	40.5	40.1	39.6	39.0
Return on average equity(2)	15.1%	17.7	18.3	12.6	8.6
Debt to stockholders’ equity	14.2%	15.5	25.0	29.7	16.3

Per Common Share Data – GAAP Basis:
Basic EPS	$2.95	3.12	2.76	1.62	0.95
Diluted EPS	$2.90	3.06	2.70	1.58	0.93
Cash dividends per share	$0.38	0.27	0.17	0.15	0.14
Book value per share	$20.32	18.86	16.42	13.71	11.89

Common Share Price:
High	$39.94	38.15	31.83	26.90	17.25
Low	$28.40	24.30	22.12	14.96	12.67
Close at December 31	$34.68	36.46	25.85	23.34	15.50
Close price to basic EPS	11.76x	11.69	9.37	14.41	16.32
Close price to book value per share	1.71x	1.93	1.57	1.70	1.30

GAAP Ratios:(3)
Loss and LAE ratio	57.4%	58.4	61.5	67.8	72.9
Expense ratio	34.0%	31.7	30.2	30.4	29.5
Combined ratio	91.4%	90.1	91.7	98.2	102.4

Statutory Ratios:(3)
Loss and LAE ratio	56.8%	58.4	61.6	67.9	73.1
Expense ratio	32.9%	31.6	30.6	30.7	29.2
Combined ratio	89.7%	90.0	92.2	98.6	102.3
Industry combined ratio(4)	93.3%	100.9	98.5	100.2	107.3
Net premiums written to surplus(5)	1.2	1.5	1.6	1.9	2.6

(1)	Invested assets include investments and cash equivalents.
(2)	Net income less preferred share dividends, if any, divided by average common stockholders’ equity.
(3)

GAAP ratios are computed using earned premiums for both the loss and LAE ratio and the expense ratio, and include the effect of eliminations in consolidation. The statutory expense ratio is computed using net written premiums. We use the statutory combined ratio to compare our results to the industry statutory combined ratio as there is no industry GAAP combined ratio available.

(4)	The industry combined ratios are from A.M. Best. The 2006 industry combined ratio is preliminary.
(5)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures our statutory surplus available to absorb losses.

*	Reflects change in Pooling Arrangement, effective January 1, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalized terms used in this Item 7 and not otherwise defined have the meanings ascribed to such terms under the caption “Important Defined Terms Used in this Form 10-K” which immediately precedes Part I of this Form 10-K.

OVERVIEW

State Auto Financial is a property and casualty insurance holding company primarily engaged in writing both personal and business lines of insurance. The State Auto Group writes a broad line of property and casualty insurance products through approximately 2,900 agencies in 28 states.

State Auto Financial’s subsidiaries are State Auto P&C, Milbank, Farmers, SA Ohio and SA National, each of which is a property and casualty insurance company; Stateco, which provides investment management services to affiliated insurance companies; S.I.S., a developer and seller of insurance-related software; and 518 PML, which owns and leases property to affiliated companies. S.I.S and 518 PML are not material to our total operations.

State Auto Mutual owns approximately 65% of State Auto Financial’s outstanding common shares. State Auto Mutual is one of only 14 companies in the United States to have been rated A+ (Superior) or higher by A.M. Best Company every year since 1954. State Auto Mutual’s subsidiaries and affiliates are SA Florida and SA Wisconsin, each of which is a property and casualty insurance company; MIGI, an insurance holding company; Meridian Security, a property and casualty insurance company; and Meridian Citizens Mutual, a mutual property and casualty insurance company. Meridian Security and Meridian Citizens Mutual are collectively referred to as the “MIGI Insurers” and, together with MIGI, the “MIGI Companies.”

The Pooled Companies provide a broad line of property and casualty insurance, such as standard personal and commercial automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, general liability and property insurance. SA National provides nonstandard personal automobile insurance to the nonstandard insurance market.

Our Pooled Companies and SA National are rated A+ (Superior) by the A.M. Best Company.

The STFC Pooled Companies participate in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with the Mutual Pooled Companies. The Pooling Arrangement covers all the property and casualty insurance written by the Pooled Companies except voluntary assumed reinsurance written by State Auto Mutual, State Auto Middle Market Insurance (as defined in the current pooling agreement among the Pooled Companies) and intercompany catastrophe reinsurance written by State Auto P&C. Under the Pooling Arrangement, each of the Pooled Companies cedes premiums, losses and expenses on all of its business to State Auto Mutual, and State Auto Mutual in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since October 1, 2001.

As of January 1, 2005, the Pooling Arrangement was amended to add the MIGI Insurers as participants. In conjunction with this amendment, the STFC Pooled Companies received $54.0 million in cash from the MIGI Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

The following table sets forth a chronology of the participant and participation percentage changes that have occurred in the Pooling Arrangement since January 1, 2004:

	STFC Pooled Companies					Mutual Pooled Companies
Year(1)	State Auto P&C	Milbank	Farmers	SA Ohio	Sub Total	State Auto Mutual	SA Wisconsin	SA Florida	Meridian Security	Meridian Citizens Mutual	Sub Total
2004	59.0	17.0	3.0	1.0	80.0	18.3	1.0	0.7	N/A	N/A	20.0
2005 - 2006	59.0	17.0	3.0	1.0	80.0	19.5	0.0	0.0	0.0	0.5	20.0

(1)	Time period is for the year ended December 31.

Prior to January 1, 2007, we operated in two significant reportable segments. State Auto P&C, Milbank, Farmers and SA Ohio comprised the standard segment of our operations, and SA National comprised the nonstandard segment. Under the leadership of Robert P. Restrepo, Jr., as our new Chairman, President and Chief Executive Officer, 2006 became a transitional year for the State Auto Group as we undertook initiatives to realign our internal organization, specifically our people, processes, internal reporting systems and compensation reward programs, to become more focused within the business and personal insurance markets. While 2007 will continue to be a transitional year in certain areas of our Company, we have now established integrated personal and business insurance teams with product, profit and production responsibilities for their respective areas. As a result of these transitional efforts, beginning in 2007, our significant reportable segments will be personal and business insurance along with a third segment for investment operations, and we will begin reporting on these bases to our chief operating decision makers. Financial information about our segments for 2006 is set forth in Note 15 to the Company’s Consolidated Financial Statements included in Item 8 of the Form 10-K.

EXECUTIVE SUMMARY

The results of our operations from year-to-year and quarter-to-quarter are primarily driven by our ability to generate revenue through selecting and pricing risks in a manner that permits premium growth without adversely affecting underwriting profits, and disciplined investment strategy. We also recognize that our results will be periodically impacted, sometimes significantly, by the occurrence of catastrophic events, which are generally beyond our control.

•

Premium Growth/Underwriting Profitability: The property and casualty insurance industry is highly cyclical. Our industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in increased prices and more favorable underwriting terms. During periods of excess underwriting capacity, some property and casualty insurers attempt to generate additional top line growth by setting their prices at levels inappropriate for the risk underwritten. While in the short term this may result in additional revenues, this action compromises their long term underwriting profitability. Our strategy is to adhere to disciplined and consistent underwriting principles. These principles include insistence on selecting and retaining business based on the merits of each account and a dedication to cost-based pricing, where each line of business is priced to generate a profit. It is our intention to set pricing levels so that no line of business, or classification within major lines, subsidizes another line or classification. We are committed to achieving our goal of a combined ratio of 96% or better through all market cycles, even at the expense of periodic slowdowns in written and earned premiums. We will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agency partners by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which makes it easier for the agent to do business with the State Auto Group and provide substantial value to our customers.

•	Investment Strategy: We have a disciplined approach to our investment strategy that emphasizes the quality of our fixed income portfolio, which comprised 85% of our total portfolio at fair value at

December 31, 2006, and includes only investment grade securities. Our equity portfolio, which comprised approximately 15% at fair value of our total portfolio at December 31, 2006, emphasizes large capitalization, dividend-paying companies. We select equity investments based on a stock’s potential for appreciation as well as ability to continue paying dividends.

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

•

Catastrophic Events: We are exposed to claims arising out of catastrophic events. Catastrophe losses can and do cause substantial volatility in our financial results for any fiscal quarter or year. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. The frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Many catastrophes are restricted to small geographic areas. However, hurricanes, earthquakes and other perils may produce significant damage in larger areas, especially those that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, other personal lines, allied lines and commercial multiple peril coverages. We deploy specific strategies designed to mitigate our exposure to catastrophe losses, which include obtaining reinsurance. We continually seek to diversify our business on a geographic basis. The number of states we operate in has increased from 17 states in 1991 to 28 states in 2007. In early 2007, we began writing personal insurance in the state of Colorado, our 28th state of operation. The concentration of gross written premiums for our property and casualty operations in our largest state, Ohio, has decreased from 28% for the year ended December 31, 1991, to 17.6% for the year ended December 31, 2006. We carefully monitor writing insurance in states that we believe present difficult legislative, judicial and/or regulatory environments for the insurance industry. Our underwriting guidelines are designed to limit exposures for high risk insurance matters such as asbestos and environmental claims. Our catastrophe management strategies are designed to mitigate our exposure to earthquakes and hurricanes.

In addition to our adherence to our cost-based pricing, investment and risk mitigation strategies, discussed above, our management focuses on several other key areas with the intention of continually improving the results of our operations and financial results, including the following:

•

Claims Service: We believe an important element of our success is our focus on claims service. We expect our claim service to be fair, fast and friendly. The role of the claims division is to deliver the promise that we and the independent agent made to the insured. We have the capability of receiving claims 24 hours a day, seven days a week. Claims may be reported to our Claims Contact Center, to the policyholder’s independent agent or via the Internet. We make a pledge to our policyholders to try and make contact with them within two hours of a claim being assigned to a claims handler (except in catastrophe loss situations).

•

Independent Insurance Agent Network: We offer our products through approximately 2,900 agencies in 28 states. We believe the success of our independent insurance agent network, which is our only distribution channel, grows out of our commitment to promote and foster close working relationships with our agents. We seek relationships with agencies where we will be one of their top three insurers, measured on the basis of direct premiums written, for the type of business we desire. Our agents’ compensation package includes competitive commission rates and other sales inducements designed to maintain and enhance relationships with existing independent agents as well as to attract new independent agents. We provide our agents with a co-operative advertising program, sales training programs, an agent’s stock purchase program, profit-sharing and travel incentives and agency recognition. We continually monitor our agencies for compatibility with us, taking into account factors such as loss ratio, premium volume, business profiles and relationship history. This allows us to be proactive in helping the agents to enhance profitability and, thus, maintain the advantages of the State Auto agency relationship. Our senior management regularly makes themselves available to the agency force to reinforce this partnership commitment. We believe each of these elements creates a relationship that has resulted in our independent insurance agents placing quality insurance business with us.

•

Technology: Our internet-based point of sale agency portal for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of standards-based, user-friendly technology which improves the agents “ease of doing business” with us.

Statistics for 2006 indicate that 94% (up from 84% in 2005) of our personal automobile and homeowners new business applications were delivered to us electronically. This resulted in an additional 19,000 policies being sent to us electronically in 2006 over 2005. In regards to policy change requests, 78% were processed electronically by our agents in 2006 compared to 67% in 2005. This represents 32,000 more policy changes done electronically by agents in 2006 over 2005.

The Apollo system allows us to be better able to make consistent underwriting decisions across personal auto and homeowners products. In 2006, we expanded the use of this system to additional states, additional products, and added the automated review of claims transactions. In 2006, more than 282,000 transactions (new business, endorsements, cancellations, and claims transactions) were reviewed by Apollo. Of those, 174,000 of them were automatically accepted by business rules established within Apollo.

Management continued to focus in 2006 on improving our ease of doing business in other ways as well, such as enhancements to our electronic portal for agents, called AgentSite, and creating ways for our internet rating and underwriting systems to “talk” with more agency management systems and third party application tools that our agents use.

We added two new underwriting tools in 2006. Our youthful driver identification tool, which works to identify youthful operators at the earliest possible point without the need to rely on agents or policyholders, is now being used in nine of our nonstandard personal automobile insurance states and 11 of our standard personal automobile insurance states. Youthful operators, as inexperienced drivers, tend to produce a disproportionate number of losses. Our ability to identify these drivers early and charge the appropriate premium should improve our profitability on these accounts. We also introduced a property protection class tool in 20 states. This tool verifies the accuracy of the fire protection class for a given risk which will assist in providing more appropriate underwriting.

The “AgentSite Dashboard” was enhanced to provide agents with even quicker access to customer information and their recent transactions. This new functionality has helped agents transition following our decision to eliminate the printing and mailing of paper policy declarations to agents for personal insurance.

In 2006, we upgraded our enterprise billing and claims systems. Both of these applications now utilize browser- based technology which replaced older, hard to maintain technology. We also increased the methods by which insureds can make premium payments. Insureds can now pay online via our website portal and by credit and debit cards. All of these methods have resulted in increased flexibility and more satisfied customers. We also now receive nearly 15% of our new claims via our website portal.

In 2006, we began work to develop business insurance automation systems that are intended to build upon the success we have achieved through our netXpress system for personal insurance. We modernized our business insurance policy administration system to allow straight through processing which now results in a real time update capability. In order to achieve our goal of commercial lines functionality equivalent to that provided by netXpress in personal insurance, we are making necessary and appropriate investments in people and systems. We believe developing such an internet-based system is vitally important to our ability to compete for new business insurance accounts. The goal is to enable agents to offer a firm quote to a customer in real time at the point of sale for three of our major business insurance products.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 of the Notes to our Consolidated Financial Statements included in Item 8 of this Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the financial entries in the accompanying notes to the financial statements. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed therein. We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations.

Investments

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

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment that requires significant management judgment. Among the factors management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions and its intent and ability to hold securities until the value recovers. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. For a further discussion regarding our investments see “Other—Investments” included herein.

Deferred Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates, and accordingly, the actual realizable value may vary from the estimated realizable value.

Losses and Loss Expenses Payable

Losses and loss expenses payable are management’s best estimates at a given point in time of what we expect to pay claimants, based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Case and formula basis loss reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time.

Loss and loss expense reserves for incurred claims that have not yet been reported (IBNR) are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. The process for calculating IBNR is to develop an estimate of the ultimate losses incurred, and then subtract all amounts already paid or held in tabular case reserves. Although management uses many internal and external resources, as well as multiple established methodologies to calculate IBNR, there is no method for determining the exact ultimate liability. See further discussion regarding our losses and loss expense reserves and our reserving methods see “Other—Loss and Loss Expense Reserves” included herein.

Pension and Postretirement Benefit Obligations

Pension and postretirement benefit obligations are long term in nature and require management’s judgment in estimating the factors used to determine these amounts. Management reviews these factors annually, including the discount rate and expected long term rate of return on plan assets. Because these obligations are based on management estimates which could change, the ultimate benefit obligation could be different from the amount estimated. For a further discussion regarding our pension and postretirement benefit obligations see “Other—Employee Benefit Plans” included herein.

Share-Based Compensation

We have share-based compensation plans which authorize the granting of various equity-based incentives including stock options, restricted stock and restricted share units to employees and non-employee directors and agents. The expense for these equity-based incentives is based on their fair value at date of grant or each reporting date and amortized over their vesting period. The fair value of each stock option granted is estimated on the date of grant or each reporting date using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of our stock over the expected life of the option, which significantly impacts the assumed fair value. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods. For a discussion regarding our adoption of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), effective January 1, 2006, see “2006 Compared to 2005—Expenses” included herein.

Other

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Item 1A of this Form 10-K under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Summary

The following table summarizes certain key performance indicators used to manage our operations for the years ended December 31, 2006, 2005 and 2004, respectively:

($ millions)	2006	2005	2004
GAAP Basis:
Total revenues	$1,117.4	1,139.5	1,092.4
Net income	$120.4	125.9	110.0
Stockholders’ equity(1)	$834.2	763.5	658.2
Book value per share(1)	$20.32	18.86	16.42
Loss and LAE ratio(2)	57.4	58.4	61.5
Expense ratio(2)	34.0	31.7	30.2
Combined ratio	91.4	90.1	91.7
Catastrophe loss and LAE points(2)	8.9	6.9	7.0
Premium written growth(3)	(2.5)%	5.0	3.1
Premium earned growth	(2.5)%	4.3	4.8
Investment yield	4.4%	4.3	4.5

Statutory Basis:
Net premiums written to surplus(4)	1.2	1.5	1.6

(1)

For 2006, accumulated comprehensive income, a component of stockholders’ equity, was reduced by $63.9 million and book value per share by $1.56, respectively, for the initial impact of the adoption of SFAS 158 (defined below) at December 31, 2006. For a further discussion of the impact of SFAS 158, see “Other—Employee Benefit Plans” included herein.

(2)	See “2006 Compared to 2005—Expenses” section below for a definition of catastrophes.
(3)	2.3 points of the increase for 2005 related to the $24.0 million of unearned premiums transferred to us in connection with the addition of the MIGI Insurers to the Pooling Arrangement.
(4)

We use the statutory net premiums written to surplus ratio because there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures our statutory surplus available to absorb losses.

Our reportable segments are standard insurance and nonstandard insurance. The profits of these segments are monitored by management without consideration of transactions with other segments or realized gains or losses on sales of investments.

The following table reflects segment profits (loss) for the years ended December 31, 2006, 2005 and 2004, respectively:

($ millions)	2006	2005	2004
Standard insurance	$157.7	168.7	141.5
Nonstandard insurance	9.4	9.1	10.2
All other	(0.7)	0.7	3.0

Total segment profit	$166.4	178.5	154.7

The reader is referred to the complete disclosure on reportable segments in Note 15, Reportable Segments, of the Notes to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

A critical measure of a successful property and casualty insurance company is whether or not it consistently produces an underwriting profit during all market cycles. When underwriting is not profitable, insurance losses and related acquisition and operating expenses exceed premiums. Sustained underwriting losses can place an insurer at greater risk of insolvency than an insurer which is consistently profitable from an underwriting standpoint. We have consistently focused on producing an underwriting profit and, therefore, we view our underwriting results during all market cycles as the most important measure of our overall operating performance.

We monitor the performance of our insurance segments by concentrating on segment underwriting profit and combined ratio. Underwriting profit under Statutory Accounting Principles (“SAP”) is determined by subtracting from earned premiums, losses and loss expenses and net underwriting expenses incurred. SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. U.S. Generally Accepted Accounting Principles (“GAAP”), however, require the recognition of acquisition costs as the premiums are earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies—Deferred Acquisition Costs” included herein. The “GAAP Combined Ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses, as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses, as a percentage of earned premiums). When the combined ratio is less than 100%, the insurer is operating at an underwriting profit. When the combined ratio is greater than 100%, the insurer is operating at an underwriting loss.

The following tables provides a summary of the insurance segments’ GAAP underwriting profit (in dollars), GAAP Combined Ratio along with related segment net investment income, for the years 2006, 2005 and 2004, respectively. The tabular information provided is net of adjustments for transactions with other segments.

($ millions)	2006
	Standard		% Ratio	Nonstandard	% Ratio	Total		% Ratio
Written premiums	$977.1			$42.4		$1,019.5
Earned premiums	979.0			44.8		1,023.8
Losses and loss expenses	560.7		57.3	26.9	60.0	587.6		57.4
Acquisition and operating expenses	336.9		34.4	11.1	24.7	348.0		34.0

GAAP underwriting profit and combined ratio	$81.4		91.7	$6.8	84.7	$88.2		91.4

Net investment income	$77.3			$3.9		$81.2

($ millions)	2005
	Standard		% Ratio	Nonstandard	% Ratio	Total		% Ratio
Written premiums	$1,020.6	(1)		$48.9		$1,069.5	(1)
Earned premiums	997.2			53.1		1,050.3
Losses and loss expenses	579.2		58.1	34.2	64.4	613.4		58.4
Acquisition and operating expenses	321.2		32.2	11.7	22.1	332.9		31.7

GAAP underwriting profit and combined ratio	$96.8		90.3	$7.2	86.5	$104.0		90.1

Net investment income	$73.1			$4.1		$77.2

($ millions)	2004
	Standard		% Ratio	Nonstandard	% Ratio	Total		% Ratio
Written premiums	$952.2			$65.9		$1,018.1
Earned premiums	935.3			71.5		1,006.8
Losses and loss expenses	568.8		60.8	50.4	70.5	619.2		61.5
Acquisition and operating expenses	290.7		31.1	13.6	19.0	304.3		30.2

GAAP underwriting profit and combined ratio	$75.8		91.9	$7.5	89.5	$83.3		91.7

Net investment income	$66.1			$4.5		$70.6

(1)	Includes $24.0 million of unearned premium transferred to us in connection with the addition of the MIGI Insurers to the Pooling Arrangement.

Written premiums are recognized as earned based upon the contract terms of the underlying policies. The unearned premium represents the deferred revenues of the unexpired terms of coverage which are earned ratably over the policy period.

During each of the three years ended December 31, 2006, our insurance segments attained an underwriting profit while also incurring significant levels of catastrophe losses in terms of dollars. Despite these catastrophe losses, our core results remained strong which was the direct result of our maintaining adequate cost-based rates and monitoring risk selection.

2006 Compared to 2005

Income before federal income taxes decreased $10.3 million (6.0%) to $161.7 million in 2006 from 2005. The most significant factors contributing to this decrease relate to a decline in our revenues, specifically our premiums, an increased level of catastrophe losses, and the recognition of share-based compensation expenses beginning in 2006. In the face of increased industry-wide price competition, we did not grow the top line in 2006. Our earned premiums declined $26.5 million or 2.5%, in 2006 from 2005. Catastrophe losses in 2006 were $91.2 million compared to $72.7 million in 2005. Share-based compensation expense, which we began to recognize in 2006, was $6.6 million. Each of these components is discussed more fully below.

Revenues

We measure top-line growth for our insurance segments based on written premiums, which represent the premiums on policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. The following table provides a summary by segment and line of business of our written premiums, net of reinsurance, for the years ended December 31, 2006 and 2005:

($ millions)	2006	2005(1)	% Change
Standard segment:
Auto – personal	$361.7	$379.7	(4.7)
Auto – commercial	98.7	102.2	(3.4)
Homeowners and farmowners	201.3	199.3	1.0
Commercial multi-peril	87.8	86.6	1.4
Workers’ compensation	34.3	34.2	0.3
Fire and allied lines	83.1	84.8	(2.0)
Other & products liability	77.2	76.9	0.4
Miscellaneous personal & commercial	33.0	33.0	—

Total Standard	977.1	996.7	(2.0)

Nonstandard segment:
Auto – personal	42.4	48.9	(13.3)

Grand Total	$1,019.5	$1,045.6	(2.5)

(1)

Amounts have been adjusted to exclude the unearned premium transferred in connection with the addition of the MIGI Insurers to the Pooling Arrangement. The addition of the MIGI Insurers to the Pooling Arrangement was effective January 1, 2005.

Standard segment net written premiums for 2006 decreased $19.6 million (2.0%) compared to 2005. The decrease in net written premiums in the standard segment was attributable primarily to personal and commercial auto which had a combined decrease in net written premiums of $21.5 million or 4.5%.

Competitive pressures within the standard personal auto market are impacting the writing of new and renewal business and putting downward pressure on our existing rates. Standard personal auto, which accounts for 35.5% of our book of business, continues to be our most profitable line of business. As a result of the competitive market, we reduced our rates approximately 2.7% during 2006 in order to remain competitive without significantly compromising our profitability.

We continue to focus on attracting new business to our standard personal auto line of business. The primary product contributing to new business in standard personal auto is our CustomFitSM product which uses a multi-variate rating approach that broadens the underwriting and eligibility guidelines for new customers. Having price points for a larger percentage of the personal lines market is expected to improve new business opportunities. As of the end of 2006, we had implemented CustomFitSM in 19 states, which represented approximately 80% of our standard personal auto written premium volume. Since introducing CustomFitSM in December 2005, we have seen a significant improvement in our net written premium production trend for new business.

We believe independent agents value “ease of doing business” and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in 2006, we entered into agreements with two major comparative rating companies. These companies’ products allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. We worked diligently in the fourth quarter with these two vendors with a launch date for implementation expected in early 2007. We believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and new policy discounts introduced in 2006 for nonstandard auto.

Homeowners net written premium grew 1.6% in 2006. We are undertaking new homeowners pricing and product initiatives, such as a new home purchase discount and an expanded new home discount that will complement our CustomFitSM rollout and should position us well for the future. The competitive pressures that have impacted personal auto have also extended to homeowners. In general, our homeowner rate level was impacted (2.0)% due to downward rate changes.

Farmowners net written premium was down 5.4% in 2006. To improve our farmowners production, we introduced our farmowners insurance products in Pennsylvania during the second quarter of 2006. Our farmowners business is now active in eleven of our operating states. In addition, a new on-line farmowners rating program was introduced in all eleven states during 2006. The rating program is expected to produce more new business opportunities because we think this new system makes it easier for farm insurance agents to do business with us.

During 2006, we enhanced our personal lines point of sale portal, netXpressSM. This is the system our agencies use to send us business electronically. We now have real time, on-line information access capabilities that streamline the new business quote and issue process. Approximately 94% of our personal auto and homeowner lines new business was submitted electronically in 2006 compared to 84% in 2005. In addition in 2006, 78% of all personal auto and homeowner lines policy changes came to us electronically from agents.

Our business insurance book of business continues to be impacted by rate competition as well as ease of doing business issues. Commercial auto net written premiums decreased 3.4% in 2006. However, commercial multi-peril and workers’ compensation net written premiums reflected positive growth. In general, during 2006 the overall impact to net written premiums from business insurance line rate changes was a slight decrease.

We are pursuing initiatives that we anticipate will generate additional business insurance premium production over the long term. One of our current strategic priorities is to develop a web-based rating system for the three products that generate the most new business submissions. In addition, we are developing more sophisticated pricing models to further segment our business insurance accounts, which we anticipate will improve our growth opportunities while still achieving our profit targets. We are also emphasizing a total account underwriting approach in which we offer additional products to our existing accounts. We are developing product enhancements that we believe will result in increased sales while pursuing process efficiencies to deliver product and pricing developments to the market more quickly. During 2006, we focused on introducing a more marketable pricing structure without forfeiting underwriting profits. Finally, we increased field underwriting authority which quickens our response to our agents.

Net written premiums in our nonstandard personal auto segment decreased $6.5 million (13.3%) in 2006. However, the nonstandard personal auto segment is beginning to stabilize; in the fourth quarter of 2006, new business increased 14.6% compared to the same period in 2005. The impact of target rate decreases coupled with the introduction of new discounts has produced what appears to be an improving premium situation.

However, we believe the personal auto market is changing quickly and dramatically. Many companies are moving to a single auto product (such as our CustomFitSM) which can accommodate most personal auto risks. As a result, the delineation between standard and nonstandard auto insurance is becoming blurred. The new auto programs accepting a broader range of risks has limited and is expected to continue to limit the nonstandard auto market for us and other insurers.

For all our products, we continue to emphasize that we will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agents by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and user-friendly technology which help agents do business with us and provide substantial value to our customers. Our Internet-based point of sale agency portal for personal lines business, netXpressSM, and our automated intelligent underwriting system, Apollo, are examples of standards-based technology which makes it easier for agents to submit personal lines accounts to us. During 2006, we added functionality for agents to acquire underwriting information reports within netXpressSM in real time, thus streamlining their new business submission processes. Apollo has also been enhanced in several ways, including the ability to efficiently and quickly underwrite new and developing claims activity on our existing book of business.

Our policies provide a fixed amount of coverage for a stated period of time, often referred to as the “policy term.” As such, our written premiums are recognized as earned ratably over the policy term The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired terms of the policy. The following table summarizes our earned premium revenue by segment and line of business for the years ended December 31, 2006 and 2005:

($ millions)	2006	2005	% Change
Standard segment:
Auto – personal	$362.1	$385.7	(6.1)
Auto – commercial	100.3	103.2	(2.8)
Homeowners and farmowners	200.7	195.1	2.9
Commercial multi-peril	87.5	84.5	3.6
Workers’ compensation	33.8	34.4	(1.7)
Fire and allied lines	84.2	84.8	(0.7)
Other & products liability	77.5	76.7	1.0
Miscellaneous personal & commercial	32.9	32.8	0.3

Total Standard	979.0	997.2	(1.8)

Nonstandard segment:
Auto – personal	44.8	53.1	(15.6)

Grand Total	$1,023.8	$1,050.3	(2.5)

Net investment income increased $4.4 million (5.6%) to $83.1 million in 2006 compared to the same 2005 period. Strong underwriting results in 2005 and 2006 contributed favorably to cash flows, which allowed us to increase the amount of our invested assets during 2006. Total cost of invested assets at December 31, 2006 and 2005 was $1,940.7 million and $1,856.5 million, respectively. Also impacting our 2006 results was the fact that STFC paid off its $45.5 million line of credit with State Auto Mutual at the end of 2005, which had the effect of decreasing net investment income for the year by approximately $2.0 million. The annual investment yield based on average invested assets at cost was 4.4% in 2006 and 4.3% in 2005. We continue to allocate new monies and reinvestments to tax-exempt bonds, targeting an allocation of 70% of our total portfolio, in an effort to maximize our after tax investment income. During the fourth quarter of 2006, the Investment Committee of the Board of Directors of each of our insurers approved a $50.0 million repositioning of the current taxable and tax-exempt holdings intending to reach the targeted 70% tax-exempt allocation at a quicker pace. At December 31, 2006, tax-exempt bonds accounted for 62% of our total portfolio versus 58% at December 31, 2005. Our after tax net investment income grew to $69.8 million (16.1% effective tax rate) in 2006 compared to $65.2 million (17.3% effective tax rate) in 2005.

Realized gains and losses for the year ended December 31, 2006, are summarized as follows:

($ millions)	Realized Gains/ Losses	Fair Value at Sale
Realized gains:
Fixed maturities	$1.8	130.1
Equity securities	15.6	72.0

Total realized gains	17.4	202.1

Realized losses:
Fixed maturities	(4.8)	41.3
Equity securities	(7.0)	31.8

Total realized losses	(11.8)	73.1

Net realized gains on investments	$5.6	275.2

We recognized $5.4 million in other-than-temporary impairments in 2006 compared to $1.6 million in 2005. In 2006, we recognized $3.8 million of other-than-temporary impairments related to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced our estimate of future cash flows we expect to receive from these securities in light of actual default rates of the underlying collateral securities in excess of assumed defaults. Our carrying value of these securities at December 31, 2006 was $1.6 million. We also recognized $1.6 million of other-than-temporary impairment related to four of our equity holdings within the consumer sector. All four of these equity positions were sold during 2006. The other-than-temporary impairments recognized in 2006 were limited to these securities, based on specific facts and judgments related to these particular issuers.

Most of the realized gains during 2006 were derived from the equity segment of the portfolio. Equity sales were executed during this time for various reasons, including achieving our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer term municipal bonds.

For a further discussion regarding investments see “Other—Investments” included herein.

Expenses

Our consolidated losses and loss adjustment expenses, as a percentage of earned premiums (the “GAAP loss and LAE ratio” or “loss ratio points”), were 57.4% and 58.4% for the years ended December 31, 2006 and 2005, respectively. Our auto and liability lines produced better loss results during 2006 while the property lines deteriorated due mostly to catastrophes. Our standard personal and commercial auto lines continued to produce favorable GAAP loss and LAE ratios benefiting from a combination of cumulative rate changes taken over the past several years along with improvement in claim frequency and severity. In addition, our focus on rate adequacy and monitoring our independent agency partners’ performance, in terms of both growth and profit, has enabled the nonstandard personal auto segment to consistently generate a net underwriting profit over the last several years.

The following table provides our insurance segments’ comparative GAAP loss and LAE ratios for the years ended December 31, 2006 and 2005:

	2006	2005	Improvement (Deterioration)
Standard segment:
Auto – personal	57.7	59.3	1.6
Auto – commercial	40.8	54.0	13.2
Homeowners and farmowners	78.2	62.0	(16.2)
Commercial multi-peril	49.2	59.8	10.6
Workers’ compensation	58.5	66.9	8.4
Fire and allied lines	58.6	61.1	2.5
Other & products liability	38.1	48.6	10.5
Miscellaneous personal & commercial	36.9	35.2	(1.7)

Total Standard	57.3	58.1	0.8

Nonstandard segment:
Auto – personal	60.0	64.4	4.4

Consolidated	57.4	58.4	1.0

Catastrophes added 8.9 points ($91.2 million) to the 2006 loss ratio compared to 6.9 points ($72.7 million) for 2005. During 2006, catastrophe losses included $51.8 million (5.1 points) in losses relating to three major Midwestern storms that occurred in April. In 2005, hurricanes accounted for $42.9 million (4.1 points) of total catastrophe losses.

Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. While not meeting PCS’ definition of an industry catastrophic event, we have also included in these figures those losses that arise from an event, or series of related events, that we have internally defined as a catastrophic event resulting in ultimate losses to the State Auto Group in excess of $2.0 million.

Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with development of claims occurring in prior years. The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the respective impact on the current calendar year GAAP loss and LAE ratio for the years 2006 and 2005, respectively:

($ millions)	2006	% GAAP loss and LAE	2005	% GAAP loss and LAE
Provision for losses and loss expenses occurring:
Current year	$659.3	64.4	$657.7	62.6
Prior years	(71.7)	(7.0)	(44.3)	(4.2)

Total losses and loss expenses	$587.6	57.4	$613.4	58.4

A tabular presentation of the 2006 $71.7 million favorable development broken down by accident year is shown below. The development is measured in dollars and as a percentage of the total December 31, 2006, net loss and loss expense payable:

($ millions) Accident year	Current year development of ultimate liability	% of 12/31/2006 total net loss and loss expenses payable
	redundancy /(deficiency)
1996 and prior	$(2.8)	(0.42)
1997	(0.1)	(0.02)
1998	(0.1)	(0.02)
1999	0.8	0.12
2000	(3.9)	(0.59)
2001	1.3	0.20
2002	6.7	1.01
2003	11.8	1.79
2004	23.2	3.51
2005	34.8	5.26

Total	$71.7	10.85

Normal fluctuations and uncertainty associated with loss reserve development and claim settlement contributed to favorable development in the respective calendar years. As shown in the table above, the favorable development of $71.7 million in 2006 came primarily from accident years 2003-2005. The following are the notable items contributing to the 2006 development:

•

We hold ceded loss reserves in anticipation of transferring liabilities to reinsurers and other pools and associations. In 2006, ceded loss reserves developed favorably by $23.7 million, meaning the actual ceded losses were above anticipated levels. Historically, we have had less ceded loss activity because our reinsurance retention levels are generally high enough to exclude most claims. This favorable development occurred primarily in the auto and commercial multi-peril lines.

•

Favorable development at the product level is primarily from the personal auto and commercial auto liability lines, where current loss projections using more mature claim data resulted in lower expected average claim severities than past projections. The impact is $24.7 million for these two lines combined.

•

Adjusting and other expense reserves(1) accounted for approximately $13.5 million of prior year reserve change. These expense reserves have a proportional relationship to the overall claim inventory and held reserves by accident year, as they move up or down in relation to carried loss reserves. Since reserves decreased for the prior accident years, the expense reserves declined in a similar fashion.

•

The remaining favorable development is spread across several lines of business and is generally the result of having fewer claims emerge and lower claim severity, than anticipated in the estimates developed as of December 31, 2005.

(1)

“Adjusting and other expense” is that component of loss expenses (ALAE and ULAE (both defined below)) that relate to costs other than defense, litigation, and medical cost containment. Allocated loss adjustment expenses (“ALAE”) are those costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others. Unallocated loss adjustment expenses (“ULAE”) are those costs incurred in settling claims, such as in-house processing costs, for which no identification can be made to specific claims.

See discussion regarding the 2005 calendar year development at “2005 Compared to 2004—Expenses” section included herein. See additional discussion regarding loss and loss expense reserves at the “OTHER—Loss and Loss Expense Reserves” section included herein.

As of January 1, 2006, we began recognizing compensation expense associated with share-based awards granted to employees and non-employee directors within our financial statements in accordance with SFAS 123(R). Consequently, our 2006 expenses include additional share-based awards of $6.6 million associated with the adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for these awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. We adopted the guidance provided by SFAS 123(R) under the modified prospective transition method. Under this transition method, share-based compensation expense in 2006 includes the portion vesting in the period for (1) all share-based awards granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, we provided pro-forma disclosures as required under SFAS 123. The reader is referred to the complete disclosure on share-based awards in Note 12, Share-Based Awards, of the Notes to our Condensed Consolidated Financial Statements included in this Form 10-K. Our 2005 pro-forma earnings, as reported in December 31, 2005 Form 10-K, included $0.14 diluted per share of share-based compensation expense. For the year ended December 31, 2006, the comparable share-based awards are $0.12 diluted per share. The expense for our share-based awards is based on their fair value at date of grant and amortized over the vesting period. At December 31, 2006, there was $5.6 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $3.5 million in 2007; $1.7 million in 2008; and $0.4 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss adjustment expenses and acquisition and operating expenses in a manner consistent with other employee compensation in the accompanying Condensed Consolidated Statements of Income.

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

Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 34.0% and 31.7% for the years ended December 31, 2006 and 2005, respectively. The increase in our 2006 expense ratio is due in part to lower premiums in 2006 compared to 2005, expenses associated with share-based awards under SFAS 123(R) (see previous discussion above), as well as expenses related to our incentive programs, both agency and employee. These incentive programs are directly related to our loss experience. We do not anticipate meaningful reductions in our expense ratio during 2007 as it relates to our incentive compensation programs as well as our investment in new technologies and products as we position ourselves to be more competitive in the market place.

Interest expense in 2006 was $7.4 million compared to $8.8 million in 2005. The decrease in interest expense was largely due to our repayment to State Auto Mutual of a $45.5 million note at the end of 2005. The amount of interest expense related to this $45.5 million note was $1.6 million in 2005. For a further discussion of our debt arrangements, see “Liquidity and Capital Resources Borrowing Arrangements” included herein.

The effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. For 2006, the effective tax rate was 25.5% compared to 26.8% for 2005. As previously discussed, the effective tax rate on net investment income has declined to 16.1% in 2006 compared to 17.3% in 2005, primarily due to increasing our tax-exempt municipal bond holdings throughout 2006.

2005 Compared to 2004

Our income before federal income taxes increased $20.4 million (13.5%) to $172.0 million in 2005 from 2004. The most significant factors contributing to this increase were an improvement in our loss experience from 2004 along with growth in earned premium and net investment income. Our GAAP loss and LAE ratio reflected an improvement to 58.4 points from 61.5 points in 2004, despite 2005 being the largest catastrophe loss year in our history in terms of dollars. As discussed in more detail below, our challenge has been to grow premiums without compromising profitability as industry-wide price competition increased.

Revenues

The following table summarizes the consolidated earned premiums by segment and by line of business for the years ended December 31, 2005 and 2004:

($ millions)	2005	2004	% of Change
Standard segment:
Auto – personal	$385.7	384.9	0.2
Auto – commercial	103.2	99.8	3.4
Homeowners and farmowners	195.1	165.9	17.6
Commercial multi-peril	84.5	78.9	7.1
Workers’ compensation	34.4	30.9	11.3
Fire and allied lines	84.8	76.8	10.4
Other & products liability	76.7	67.2	14.1
Miscellaneous personal & commercial	32.8	30.9	6.1

Total Standard	997.2	935.3	6.6

Nonstandard segment:
Auto – personal	53.1	71.5	(25.7)

Grand Total	$1,050.3	1,006.8	4.3

Consolidated earned premiums increased $43.5 million (4.3%) to $1,050.3 million in 2005 from 2004. This increase was principally the result of the addition of the MIGI Insurers to the Pooling Arrangement, previously discussed. During 2005, earned premiums within the standard segment increased $61.9 million (6.6%) to $997.2 million from the same 2004 period, with $46.2 million of the increase (4.9 points) coming from the addition of the MIGI Insurers to the Pooling Arrangement and $15.7 million (1.7 points) from internal growth. Internal growth was primarily driven by more moderate base rate increases in most lines of business and actual decreases in other lines. In addition, price competition in personal lines continues to be intense and is having an adverse impact on new and renewal business. These developments are at least in part the result of an increasingly competitive market place being driven by certain insurance companies who we believe may have different underwriting performance expectations from ours. We remain committed to achieving our goal of a combined ratio of 96% or better, even at the expense of periodic slowdowns in earned premiums.

Earned premiums within the nonstandard segment decreased $18.4 million (25.7%) to $53.1 million in 2005 from the same 2004 period. The nonstandard automobile market is highly price sensitive, which had and is having an adverse impact on new and renewal business. We constantly pursue rate adequacy while also working to address unprofitable agencies. For example, over the last year, we have been working with a number of our larger and fast growing agencies in the state of Minnesota where experience has not resulted in an underwriting profit. As a result, we have recently taken corrective action and have either terminated or suspended several of these Minnesota agencies which will result in a loss of both written premium and policy count in 2006 in this state. After having achieved an acceptable level of rate adequacy, we believe we are positioned to make targeted pricing and underwriting changes designed to respond to market leaders in the nonstandard auto market. Some of these changes include more competitive rate levels, including introducing transfer credits on new business, enhancements to our classification plans and credit structures, and expansion of the underwriting market to offer higher liability limits on a selective basis.

Also impacting this segment’s growth is the fact that many nonstandard auto insurers have chosen to reduce rates, some substantially, in an effort to compete for market share. In addition, with the increased utilization and refinement of multi-variate rate models by many competitors, the definition of a nonstandard risk is becoming more nebulous. As a result, what may have once been perceived as a nonstandard risk may now qualify within the standard market. We are responding by continuing to research and develop pricing enhancements to fit with the nonstandard auto markets which have a higher potential for underwriting profit.

Our biggest challenge in 2005 was top line growth in both the standard and nonstandard segments. As a consequence, we implemented a number of initiatives to stimulate sales in personal lines new business and are working with our independent agency partners to strengthen personal lines sales techniques and skills. Known by the acronym STAR, this Sales Training for Agency Representatives has now been delivered to over 1,300 agency representatives, exceeding our goal of at least 1,000 program participants during 2005. Additionally, we continually review our insurance programs in order to provide insurance to a broader segment in the markets in which we operate. For example, we have expanded eligibility requirements for youthful operators within our standard segment and, as noted, are selectively offering higher limits within the nonstandard segment. Most recently we began to roll out a new standard private passenger auto multi-variate rating program called CustomFitSM—a program that is more responsive to the risk characteristics of each driver, more accurately matching price to risk, and is intended to facilitate our agency partners’ ability to sell this program to a broader segment of its customer base. The objective is to preserve our Prime of Life product, which targets the 45 year and older market, while also becoming more attractive to a broader range of personal lines accounts.

In 2005, we appointed 58 new agency partners. Each year we terminate our relationship with some agencies. On occasion we have had to either terminate or suspend several fast growing but unprofitable agencies, as has been the case within our nonstandard segment, but for the most part, an overwhelming number of the terminated agencies are usually those that have very little premium with us. The average premium for the agencies terminated in 2005 was $16,000.

We continue to emphasize that we will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agency partners by stressing the strengths we brings to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which make it easier for the agent to do business with State Auto and provide substantial value to their customers. Our Internet-based point of sale agency portal for personal lines business, netXpress, and an automated intelligent underwriting system, Apollo, are examples of standards-based, user-friendly technology, making it easier for agents to submit personal lines accounts to us.

Recent statistics indicate that approximately 87% of our personal auto and homeowners new business applications and 73% of change requests in these lines are delivered and processed electronically. This increased utilization, specifically the new business percentage representing a 20 point improvement since year end 2004, demonstrates that our efforts to compete on “ease of doing business” are achieving success. The Apollo system allows us to make consistent underwriting decisions across the standard and nonstandard lines of business. In 2005, the rollout of this system to additional states continued, rendering 171,000 total underwriting decisions. This was an increase of 101% over 2004 for new business and endorsement transactions.

We are addressing ease of doing business in other ways as well, including enhancements to our electronic portal for agents, called AgentSite, and creating ways for our internet rating and underwriting systems to “talk” with more agency management systems. In 2005, “AgentSite Dashboard” was added to provide agents with quicker access to customer information and recent transactions. This new functionality helped the agents’ transition following our decision to eliminate the printing and mailing of paper policy declarations to agents for personal lines.

Recently, the State Auto Group began developing a business insurance line automation system that will build upon the success we have achieved through our netXpress system for personal lines. netXpress allows agents to obtain rates for applicants on-line in real time and secure consumer reports required for rating or underwriting, all of which combined enables the agent to offer a firm quote to a customer in real time at the point of sale. It is the intention of the State Auto Group to develop similar functionality in business insurance lines. This represents a significant commitment of resources over the next 18 to 36 months. However, we believe developing this functionality is vitally important to our ability to compete for new business insurance accounts.

Net investment income increased $6.9 million (9.6%) to $78.7 million in 2005 from the same 2004 period. Strong underwriting results, which contributed positively to our cash flows during 2005, along with the $54.0 million in cash received on January 1, 2005 from the Pooling Arrangement amendment, increased the amount of investable assets from 2004. Total cost of invested assets at the end of 2005 and 2004 was $1,856.5 million and $1,682.7 million, respectively. See “Liquidity and Capital Resources” included herein for a discussion on cash flows from operations and financing activities.

The annualized investment yields based on average invested assets at cost decreased to 4.3% in 2005 from 4.5% in 2004. The following has contributed to the current year decline:

•

The continued allocation of new monies and reinvestments to tax-exempt municipal bonds in an effort to maximize after tax profits. Our target allocation is 70% of the total portfolio. Tax-exempt bonds in 2005 accounted for 58% of our portfolio compared to 52% in 2004.

•

In 2005, the Investment Committee of the Board of Directors of each of our insurers approved management’s recommendation to increase its target allocation for equity securities, which typically have an investment yield less than fixed maturities, in an effort to mitigate inflation risk and increase the growth potential of the portfolio. We target those equity securities that demonstrate a history of dividend payment and potential for capital appreciation. During 2005, we added $61.4 million, an increase of 37.6% from 2004, of new investments to the equity securities portfolio.

The combination of these portfolio actions resulted in after tax net investment income of approximately $65.2 million in 2005 versus $57.9 million in 2004 for an effective tax rate of 17.3% and 19.4%, respectively.

With the shift in our investment portfolio towards lower yielding securities before tax, the decrease in assets associated with the repayment of the $45.5 million line of credit with State Auto Mutual in December 2005 and increased dividend rate expected to be paid per common share in 2006 (discussed below), net investment income in 2006 is not expected to increase at a rate comparable to that experienced in 2005.

Realized gains and losses for the year ended December 31, 2005, are summarized as follows:

($ millions)	Realized Gains/(Losses)	Fair Value at Sale
Realized gains:
Fixed maturities	$5.9	222.3
Equity securities	6.7	27.7

Total realized gains	12.6	250.0

Realized losses:
Fixed maturities	(1.7)	68.6
Equity securities	(5.3)	21.5

Total realized losses	(7.0)	90.1

Net realized gains on investments	$5.6	340.1

In 2005, we recorded $5.6 million in net realized investment gains as compared to $7.6 million in 2004. Most of the net realized gains in 2005 were in the fixed income segment of the portfolio. In many cases, taxable bonds were sold at a profit with the proceeds being reinvested in the tax-exempt segment. These transactions helped to further the goal of increasing the tax-exempt portion of the portfolio. In other cases, bonds with lower coupons were sold with the proceeds reinvested in higher coupon bonds in order to increase our interest income. Equity securities were sold due to changing fundamentals, mergers or acquisitions, and changes in future prospects for the individual companies. The proceeds from these equity sales were almost entirely reinvested into equity securities of other companies.

We recognized a total of $1.6 million in other-than-temporary impairments in 2005 versus $0.2 million in 2004. Included in the 2005 realized losses of the fixed maturities above, was $0.6 million related to other-than-temporary impairments on two fixed maturity securities, specifically within the other debt securities investment category, which we continued to hold at December 31, 2005. Included in realized losses related to equity securities is $1.0 million related to an other-than-temporary impairment on one equity position within the financial services sector of the portfolio. At December 31, 2005, we no longer held this particular security. The individual circumstances involving the other-than-temporary impairments recognized in 2005 were limited to those securities.

For a further discussion regarding investments, see “Liquidity and Capital Resources—Other, Investments” included herein.

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

A tabular presentation of the 2005 year $44.3 million favorable development broken down by accident year is shown below derived from our 2005 and 2004, 10 year loss development table, as presented in the “Reserves” section of our Form 10-K, “Narrative Description of Business” section. The development is measured in dollars and as a percentage of the total December 31, 2005, net loss and loss expense payable:

($ millions) Accident Year	Current year development of ultimate liability	% of 12/31/2005 total net loss and loss expenses Payable
	redundancy/(deficiency)
1995 and prior	$(3.2)	(0.45)
1996	0.3	0.04
1997	(0.2)	(0.03)
1998	(0.2)	(0.03)
1999	0.6	0.08
2000	3.6	0.51
2001	2.8	0.39
2002	6.9	0.97
2003	9.9	1.39
2004	23.8	3.35

Total	$44.3	6.22

Normal fluctuations and uncertainty associated with loss reserve development and claim settlement contributed to favorable development in the respective calendar years. The favorable development of $44.3 million in 2005 resulted in $23.8 million of favorable development occurring in the 2004 accident year, with smaller amounts spread out over several accident years. The following are the notable items contributing to the 2005 development:

•

We hold ceded loss reserves in anticipation of transferring liabilities to a reinsurer. In 2005, ceded loss reserves developed favorably by $14.8 million, meaning the actual ceded losses were above anticipated levels. Historically we have had less ceded loss activity because our reinsurance retention levels are generally high enough to exclude most claims. However, several liability claims emerged due to higher claim frequency and severity for our umbrella, commercial auto and other liability coverages than originally estimated. The frequency and severity assumptions for loss activity in the ceded loss layers have been increased for future periods.

•

Catastrophe losses also developed favorably in 2005, contributing $5.8 million in reserve decreases. Better than expected claim severity on the four Florida hurricanes from 2004 was the main reason for the change. We initially applied a similar claim average amount to all four storms, but found later that there were differences in claim averages between each storm.

•

Adjusting and other expense reserves accounted for $13.7 million of prior year reserve change. These expense reserves have a proportional relationship to the overall claim inventory and held reserves by accident year, as they move up or down in relation to carried loss reserves. Since reserves for both catastrophes and non-catastrophes decreased for the prior accident years, the expense reserves declined in a similar fashion.

•

The remaining favorable development is spread across several lines of business and is generally the result of having fewer claims emerge and small claim sizes, than was anticipated in the estimates developed as of December 31, 2004

Catastrophe losses in 2005 totaled $72.7 million (6.9 loss ratio points) compared to $70.7 million (7.0 loss ratio points) for the same 2004 period. Catastrophe losses occurring during 2005 were offset by net favorable development of $5.8 million (0.6 loss ratio points) from weather related catastrophes that occurred primarily during the third and fourth quarters of 2004.

During the third and fourth quarters of 2005, we experienced weather related catastrophe losses that include losses from hurricanes Cindy, Dennis, Katrina, Ophelia, Rita and Wilma along with two north-central states hail storms. The most significant losses were as follows: hurricane Katrina, totaling $32.0 million or 3.1 loss ratio points, which includes reinsurance assessments, primarily from the Mississippi Windstorm Underwriting Association, of approximately $7.9 million or 0.8 loss ratio points; two north-central states hail storms totaling $14.8 million or 1.4 loss ratio points; and hurricane Wilma, totaling $9.7 million of losses or 0.9 loss ratio points. Collectively, these three weather related catastrophes accounted for $56.5 million in losses or 5.4 loss ratio points in 2005. The comparable 2004 period was impacted by catastrophe losses related to hurricanes Charley, Frances, Jean and Ivan. Collectively, these hurricanes contributed $39.6 million in losses or 3.9 loss ratio points in 2004.

In today’s market, the cost of the goods and services purchased by insurance companies in settling property claims has been steadily increasing at a rate higher than normal inflation. This increase has been driven largely by the surge in demand for building materials both following the 2005 and 2004 hurricane losses as well as foreign consumption of the same materials. As loss cost trends change, we intend to continue to adjust our pricing projections in order to ensure premiums keep pace with market conditions.

The following table summarizes the consolidated GAAP loss and LAE ratio by segment and by line of business for the years ended December 31, 2005 and 2004, respectively:

	2005	2004	Improvement (Deterioration)
Standard segment:
Auto – personal	59.3	58.2	(1.1)
Auto – commercial	54.0	62.4	8.4
Homeowners and farm owners	62.0	68.2	6.2
Commercial multi-peril	59.8	64.6	4.8
Workers’ compensation	66.9	69.8	2.9
Fire and allied lines	61.1	55.2	(5.9)
Other & products liability	48.6	70.0	21.4
Miscellaneous personal & commercial	35.2	25.5	(9.7)

Total Standard	58.1	60.8	2.7

Nonstandard segment:
Auto – personal	64.4	70.5	6.1

Consolidated	58.4	61.5	3.1

We monitor all lines of business, paying particular attention to personal auto (standard and nonstandard) due to the significance this line has on our profitability and the fact that it accounts for approximately 42% of our total earned premium. The GAAP loss and LAE ratio of standard personal auto increased to 59.3% in 2005 from 58.2% in 2004. An increase in both the frequency and severity of losses within the bodily injury coverage of this line of business largely contributed to this increase. It is important to note that our auto rate levels are reviewed each year in detail for each state to adjust for changing claim patterns and claim costs. In most states, this has resulted in increasing liability rates and decreasing physical damage rates. While these loss costs trends increased for bodily injury coverage over recent quarters, we do not consider this a major deviation from the expected long term trend for the overall line. Nonetheless, we will continue to examine the auto trends by coverage and address any problems with appropriate pricing and underwriting action.

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

Largely impacting the improvement in many of our lines of business is that 2005 is the first year that we are earning the rate changes implemented in 2004 and 2005. We are benefiting from cumulative rate changes taken over the past four years.

Within the fire and allied lines, the 5.9 point increase in GAAP loss and LAE ratio from the same period in 2004 is due to our reinsurance assessment of $7.9 million related to hurricane Katrina, previously discussed, which increased this line’s loss and LAE ratio by 9.4 points. The significant improvement in other and products liability resulted from a decline in the number of large losses (in terms of both frequency and severity), including umbrella losses, as compared to 2004. While still a profitable line of business, nonetheless, the increase within the miscellaneous personal and commercial lines’ GAAP loss and LAE ratio in 2005 from 2004 is attributable to two large surety bond losses that accounted for 4.3 points of the 2005 loss ratio for those lines.

For a further discussion regarding loss and loss expense reserves see “Other—Loss and Loss Expense Reserves” included herein.

Acquisition and operating expenses, as a percentage of earned premiums (the “GAAP expense ratio” or “expense ratio points”), were 31.7% and 30.2% in 2005 and 2004, respectively. The 1.5 point increase is largely due to lower than anticipated written premiums in combination with certain fixed expenses increasing.

Interest expense in 2005 was $8.8 million compared to $7.3 million in 2004. The increase in interest expense was due to higher interest rates on variable debt in 2005 and the benefit of interest rate swaps in 2004. For a further discussion of our debt activity in 2005 and 2004, see “Liquidity and Capital Resources—Borrowing Arrangements” included herein.

The consolidated effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. The 2005 consolidated effective tax rate declined to 26.8% from 27.4% in 2004. This was principally due to a decline in the 2005 effective tax rate on net investment income to approximately 17.3% versus 19.4% in 2004. Contributing to the decline was our decision to continue to increase in 2005 our holdings of tax-exempt municipal bonds as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs for both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2006 and 2005, we had $73.4 million and $28.7 million, respectively, in cash and cash equivalents and $1,937.9 million and $1,879.9 million, respectively, of total investments at fair value. Substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments see “Investments” and “Market Risk” included herein.

Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, because the STFC Pooled Companies participate in the Pooling Arrangement, they do not have the daily liquidity concerns normally associated with an insurance company. This is due to the fact that, under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end.

When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, we have an off-balance sheet credit–risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premium from the respective policies.

The State Auto Group’s reliance on ceded reinsurance is not significant in comparison to the State Auto Group’s total statutory surplus or our total financial position. To minimize the risk of reinsurer default, the State Auto Group cedes only to third-party reinsurers who are rated A- or better by A.M. Best and also utilizes both domestic and international markets to diversify its credit risk. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit-risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in Other Expenses in the accompanying Statements of Income.

Net cash provided by operating activities was $93.5 million, $226.9 million and $147.6 million for 2006, 2005 and 2004, respectively. The significant sources of operating cash flows are derived from underwriting operations and investment income. The positive cash flows over the three year period is largely due to favorable underwriting and investment income cash flows, offset by increases in cash paid on estimated federal income taxes, interest expense and cash contributions to our defined benefit pension plan (the “Pension Plan”). Cash from operations for 2006 decreased from 2005 due to our decline in net written premiums as previously discussed along with an increase in the amount of loss and loss expenses paid from the increased level of catastrophe losses between the two years. In addition, 2005 benefited from the $54.0 million received from the January 1, 2005 Pooling Arrangement amendment described above. Over the last three years, operating cash flows have been sufficient to meet our operating needs while providing increased opportunities for investment. However, should our written premium decline or paid losses increase significantly our cash flows from operations could be impacted requiring us to liquidate investments. We utilize reinsurance to limit our loss exposure and contribute to our liquidity and capital resources. For a discussion of our reinsurance arrangements, see “Reinsurance Arrangements” included herein.

During 2006, 2005 and 2004, as permitted by regulations of the Internal Revenue Service, we made cash contributions of $10.0 million, $7.5 million and $5.0 million, respectively, to the Pension Plan on behalf of our employees. The actuarially determined contribution to the Pension Plan ranges from the minimum amount we would be required to contribute to the maximum amount that would be tax deductible. Amounts contributed in excess of the minimum are deemed voluntary while amounts in excess of the maximum would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in each of these three years were within the minimum and maximum funding amounts that would be deductible for tax purposes. The actuarially determined funding amount to the Pension Plan is generally not determined until the second quarter with respect to the contribution year, though we currently expect to make a cash contribution to the Pension Plan of approximately $12.0 million during 2007. For a further discussion regarding our Pension Plan see “Employee Benefit Plans” included herein.

Net cash used in investing activities was $43.2 million, $212.5 million and $130.4 million for 2006, 2005 and 2004, respectively. The decline in 2006 versus 2005 is principally the result of:

•	a lesser amount of cash and cash equivalents available to invest at the beginning of 2006 versus 2005 ($28.7 million in 2006 compared to $64.3 million in 2005);

•	$54.0 million in cash available from operations in 2005 from the January 1, 2005 Pooling Arrangement amendment; and

•	a current year decline in cash provided by operating activities as described above.

The increase in net investing activities in 2005 over 2004 was primarily the result of:

•	a larger amount of cash and cash equivalents available to invest at the beginning of 2005 versus 2004 ($64.3 million in 2005 compared to $40.0 million in 2004);

•	$54.0 million in cash available from operations from the January 1, 2005 Pooling Arrangement amendment; and

•	an increase in cash provided by operating activities.

Our financing activities for 2006 and 2005 produced a net cash outflow of $5.6 million and $50.0 million, respectively, whereas for 2004, we had a net cash inflow of funds of $7.1 million. The following contributed to the fluctuations between years:

•	In December 2005, we repaid a $45.5 million line of credit loan from State Auto Mutual.

•	In 2004, we received $3.8 million associated with our termination of two separate fair value hedge transactions, and

•	Dividends paid to shareholders totaled $15.4 million, $8.6 million and $2.3 million for 2006, 2005 and 2004, respectively.

The increase in dividends between the years is due to the following:

•

In July 2005, State Auto Mutual’s waiver of its receipt of STFC dividends expired and was not renewed. State Auto Mutual was paid $12.4 million and $2.4 million in dividends for 2006 and 2005, respectively and none in 2004; and

•	Dividends paid per common share increased over the three year period and were: $0.38 in 2006; $0.27 in 2005 and $0.17 in 2004.

On March 2, 2007, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.10 per common share, payable on March 30, 2007, to stockholders of record on March 16, 2007. This is the 63rd consecutive quarterly cash dividend declared by State Auto Financial’s Board since we had our initial public offering of common stock on June 28, 1991. We have increased cash dividends to stockholders for fourteen consecutive years.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2006 and outstanding at December 31, 2006:

Credit Agreement

We have a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provides for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophe loss purposes. However, we currently intend to keep the facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangements, see the “Reinsurance Arrangements” section included herein. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit Agreement contains certain covenants, including financial covenants that require us to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. We have not borrowed any funds under the Credit Agreement. As of December 31, 2006, we were in compliance with all of the covenants under the Credit Agreement.

Senior Notes

In 2003, we issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all our subsidiaries’ existing and future indebtedness. As of December 31, 2006, we were in compliance with all covenants related to the Senior Notes.

Trust Securities

In 2003, our Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities due in 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by us of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), we have issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods from January 2004 through December 31, 2006 ranged from 5.37% to 9.60%.

Notes Payable Summary

At December 31, 2006, our notes payable are summarized as follows:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$102.9	$99.1	6.25%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	9.57%

Total Notes Payable	$118.4	$114.6

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included herein. Based upon the notes payable carrying value at December 31, 2006, we had $15.5 million notes payable with variable interest and $102.9 million notes payable with interest fixed at 6.25%, which equated to approximately 13.1% variable interest debt and 86.9% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates (b) anticipated future market interest rates (c) availability of fixed versus variable interest instruments and (d) our currently existing notes payable fixed and variable interest rate position.

See our contractual obligations table included in “Contractual Obligations”.

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

For the first two quarters of 2006, there were no material changes in our reinsurance arrangements from those in place as of December 31, 2005. However, as of July 1, 2006 we made revisions to our casualty excess of loss, property per risk excess of loss, and property catastrophe excess of loss reinsurance programs through treaties arranged through a reinsurance intermediary with several reinsurers.

The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. Coverage under the casualty excess of loss program was expanded as of July 1, 2006, so that reinsurers became responsible for 95% of a covered loss in excess of $2.0 million, up to $5.0 million of covered loss, compared to 90% under the previous program. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

The property per risk excess of loss program was revised as of July 1, 2006, so that each company within the our State Auto Group became responsible for the first $3.0 million of each covered loss, compared to the first $2.0 million of each covered loss under the previous program. The previous retention of $2.0 million had been in place for nine years. The State Auto Group’s capacity to retain more direct exposure has grown over that time, and raising the retention under this program tempered the effect of higher property reinsurance rates in 2006. Also as of July 1, 2006, coverage was expanded so that reinsurers became responsible for 100% of the excess over the retention up to $20.0 million of covered losses, compared to up to $10.0 million of covered loss previously. Increasing the amount of reinsurance limits purchased under this program allowed the State Auto Group to reduce the amount of facultative reinsurance purchased for property limits between $10.0 million and $20.0 million, resulting in a cost savings. The rates for this reinsurance are negotiated annually.

The property catastrophe excess of loss program was revised as of July 1, 2006, so that the State Auto Group began to retain the first $55.0 million of catastrophe loss per occurrence, compared to the first $40.0 million of catastrophe loss per occurrence under the previous program. The previous retention of $40.0 million had been in place for 10 years. The State Auto Group’s capacity to retain more direct exposure has grown over that time, and raising the retention under this program tempered the effect of higher property reinsurance rates in 2006. The amount of reinsurance coverage did not change at July 1, 2006. Excess of the $55.0 million retention, this program which provides traditional catastrophe reinsurance coverage continues to provide coverage for the next $80.0 million of covered loss with a 5% co-participation. The rates for this reinsurance are negotiated annually.

We also participate in an intercompany catastrophe reinsurance agreement by which State Auto P&C acts as the catastrophe reinsurer for the State Auto Group. This agreement was revised as of July 1, 2006, so that the coverage attaches at $135.0 million of catastrophe loss per occurrence, compared to the first $120.0 million of catastrophe loss per occurrence under the previous program. This change is a direct result of the change in retention under the property catastrophe excess of loss program discussed in the previous paragraph. The amount of reinsurance coverage did not change at July 1, 2006. Excess of the $135.0 million retention, this program continues to provide coverage for the next $100.0 million of covered loss. There have been no losses assumed under this agreement.

In addition to the treaties described above, the State Auto Group is also party to treaties for workers’ compensation excess of loss and workers’ compensation catastrophe excess of loss. These treaties were renewed July 1, 2006 with no material revisions. The terms of the workers’ compensation excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. Net retentions under this contract may be submitted to the casualty excess of loss program, subject to a limit of $2.0 million per loss occurrence. The rates for this reinsurance are negotiated annually.

The workers’ compensation catastrophe excess of loss treaty provides an additional layer of excess of loss reinsurance for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $20.0 million of covered loss. This coverage is subject to a “Maximum Any One Life” limit of $10.0 million. The rates for this reinsurance are negotiated annually.

The State Auto Group has also secured other reinsurance to limit the net cost of large loss events for certain types of coverage. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million with a maximum $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states.

Contractual Obligations

Our significant contractual obligations as of December 31, 2006, are as follows:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and reserves(1)	$709.5	281.1	232.1	80.9	115.4

Notes payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.0	—	—	—	100.0
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest adjusting quarterly	15.5	—	—	—	15.5

Total notes payable	$115.5	—	—	—	115.5

Interest payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$43.8	6.3	12.5	12.5	12.5
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest adjusting quarterly	39.3	1.5	3.0	3.0	31.8

Total interest payable	$83.1	7.8	15.5	15.5	44.3

Postretirement benefits	$52.6	3.6	8.2	9.7	31.1

Pension funding(3)	$80.3	—	18.7	24.7	36.9

Total	$1,041.0	292.5	274.5	130.8	343.2

(1)

We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Agreement. For a reconciliation of management’s best estimate see Loss and Loss Expense Reserves included herein. These patterns were applied to the December 31, 2006, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included herein.
(3)

These amounts are estimates of ERISA minimum funding levels for our Pension Plan and do not represent an estimate of our expected contributions. For a further discussion regarding the Pension Plan see “Liquidity and Capital Resources—General” included herein. See Note 9, “Pension and Postretirement Benefits Plans” to our consolidated Financial Statements included in Item 8 for a tabular presentation of expected benefit payments from the State Auto Group’s Pension Plan.

Lease and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.

Regulatory Considerations

At December 31, 2006, 2005 and 2004, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

The National Association of Insurance Commissioners (“NAIC”) utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools is 12 key financial ratios that are known in the insurance industry as the “IRIS” ratios. IRIS ratios are derived from financial statements prepared on a statutory accounting basis, which are accounting practices prescribed or permitted by the insurance department with regulatory authority over our insurance subsidiaries. A “defined range” of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring our insurance companies’ operating performance on a statutory accounting basis (each of our insurance subsidiaries operates within the defined range for the other measures), the net written premium to statutory surplus ratio (the “leverage ratio”) is monitored to ensure that each of our insurance subsidiaries continue to operate within the “defined range” of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio.

The statutory leverage ratios for our insurance subsidiaries at December 31, 2006, 2005 and 2004 were as follows:

Statutory Leverage Ratios(1)	2006	2005	2004
State Auto P&C	1.2	1.6	1.7
Milbank	1.2	1.6	1.7
Farmers	1.1	1.3	1.5
SA Ohio	1.0	1.2	1.4
SA National	0.6	0.8	1.1
Weighted Average	1.2	1.5	1.6

(1)	We use the statutory leverage ratio as there is no comparable GAAP measure.

Our insurance subsidiaries pay dividends to State Auto Financial which in turn may be used by State Auto Financial to pay dividends to stockholders or to make principal and interest payments on debt. Individual states limit the amount of dividends that our insurance subsidiaries domiciled in those states can pay without prior approval. The maximum amount of dividends that may be paid to State Auto Financial during 2007 by its insurance subsidiaries without prior approval under current law is limited to $140.8 million, adjusted for dividends paid by the insurance subsidiaries in the previous twelve months. State Auto Financial received no dividends from its insurance subsidiaries in 2006 and $40.5 million and $12.0 million in 2005 and 2004, respectively. We are required to notify the insurance subsidiaries’ applicable state insurance commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary state commissioner of each insurance subsidiary has the authority to limit a dividend when the commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed Risk-Based Capital (“RBC”) requirements. RBC attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to authorized control level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2006, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 912% to 1,679%.

Credit and Financial Strength Ratings

The following table summarizes our credit and insurance company financial strength ratings at December 31, 2006:

	A.M. Best	Moody’s	Standard & Poor’s
STFC (credit rating)	a-	Baa1	BBB
STFC Pooled Companies (financial strength)	A+	A2	A
SA National (financial strength)	A+	n/a	A

We are reviewed regularly by the independent rating agencies listed in the table above. Ratings provide a meaningful way for policyholders, agents, creditors and stockholders to compare us to our competitors. The published credit ratings on State Auto Financial Senior Notes discussed above are opinions as to the ability of State Auto Financial to meet its ongoing obligations under the terms of the Senior Notes. Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue. State Auto Financial’s Senior Notes have been rated investment grade by each agency.

The published financial strength ratings on the insurance company subsidiaries of State Auto Financial are opinions as to the ability of those companies to meet their ongoing obligations to their policyholders. The A.M. Best financial strength ratings influence our ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof. State Auto Mutual is one of only 14 companies in the United States that have received A.M. Best’s A+ or higher rating every year since 1954. The STFC Pooled Companies and the Mutual Pooled Companies are collectively assigned a pool rating by A.M. Best while SA National is rated by A. M. Best as a part of the total group.

Our ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage. At December 31, 2006, our A.M. Best and Moody’s ratings were assigned stable outlooks while the Standard and Poor’s ratings were assigned positive outlooks.

OTHER

Investments

Overview

Stateco performs investment management services on our behalf and that of State Auto Mutual and its subsidiaries. The Investment Committee of the Board of Directors of each of our insurers sets investment policies to be followed by Stateco.

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our current investment strategy does not rely on the use of derivative financial instruments. Our investment policy and guidelines permit investment in debt issues rated A or better by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. We do not hold any mortgage loans.

We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend. As of December 31, 2006, our equity portfolio consisted of approximately 100 different stocks. The largest single position was 2.8% of the equity portfolio based on fair value and the top ten positions were equal to approximately 20% of the equity portfolio. The chart below shows the industry sector breakdown of our equity portfolio versus the S&P 500 Index based on fair value as of December 31, 2006.

Industry Sector	Equity Portfolio % of Fair Value	S&P 500 Index % of Fair Value
Basic Materials	1.7	2.9
Communications	4.1	11.6
Consumer Cyclical	22.7	8.2
Consumer Non-cyclical	12.0	20.0
Energy	1.8	9.9
Financial	30.3	22.2
Industrial	20.5	11.1
Technology	6.9	10.6
Utilities	—	3.5

Total	100.0	100.0

Our equity portfolio tends to consist of large cap, value oriented stocks. Therefore, when large cap stocks and/or value stocks perform well our portfolio typically performs well. Conversely, when growth stocks outperform value and/or small to mid cap stocks outperform large cap, our portfolio does not perform as well.

At December 31, 2006 and 2005, all investments in fixed maturity and equity securities were held as available-for-sale and therefore are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity, specifically within “accumulated other comprehensive (loss) income” and as such are not included in the determination of net income.

The following table provides the composition of our investment portfolio at December 31, 2006 and 2005, respectively:

($ millions)	2006		2005
Fair value:
Fixed maturities	$1,647.4	85.0%	$1,617.3	86.0%
Equity securities	284.2	14.7	255.6	13.6
Other invested assets	6.3	0.3	7.0	0.4

Total investments	$1,937.9	100.0%	$1,879.9	100.0%

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

Other than the impairment write downs previously discussed, a review of our investments at December 31, 2006 determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. At December 31, 2006, there were no investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2006.

The following table provides detailed information on our investment portfolio for our gross unrealized gains and losses, adjusted for investments with other-than-temporary impairment at December 31, 2006:

($ millions, except number of positions) Investment Category	Cost or amortized cost	Gross unrealized holding gains	Gain number of positions	Gross unrealized holding losses	Loss number of positions	Fair value
Fixed Maturities:
U.S. Treasury securities & Obligations	$180.1	$0.6	19	$(2.8)	58	$177.9
States & political subdivisions	1,229.8	23.7	440	(2.5)	124	1,251.0
Corporate securities	15.8	0.4	11	(0.1)	2	16.1
Mortgage-backed securities of U.S. Gov. Agencies	204.9	1.7	12	(4.2)	59	202.4

Total fixed maturities	1,630.6	26.4	482	(9.6)	243	1,647.4
Equity Securities:
Consumer	69.4	15.8	25	(0.2)	1	85.0
Technologies	23.3	3.2	7	(0.9)	3	25.6
Pharmaceuticals	6.6	0.4	4	—	—	7.0
Financial services	64.8	22.9	24	(0.1)	3	87.6
Manufacturing & other	66.7	12.3	24	—	2	79.0

Total equity securities	230.8	54.6	84	(1.2)	9	284.2
Other invested assets	5.8	0.5	4	—	—	6.3

Total	$1,867.2	$81.5	570	$(10.8)	252	$1,937.9

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are summarized as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$8.4	8.3
Due after 1 year through 5 years	60.7	60.9
Due after 5 years through 10 years	380.5	388.7
Due after 10 years	976.1	987.1

Subtotal	1,425.7	1,445.0
Mortgage-backed securities	204.9	202.4

Total	$1,630.6	1,647.4

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

In 2005 and part of 2006, we participated in a securities lending program whereby certain fixed maturity and equity securities from our investment portfolio were loaned to other institutions for short periods of time. We required collateral, equal to 102% of the market value of the loaned securities. The collateral was invested by the lending agent, in accordance with our guidelines, generating investment income, net of applicable fees. We accounted for this program as a secured borrowing and recorded the collateral held and corresponding liability to return the collateral on our balance sheet. During the second quarter of 2006, we terminated our participation in this program and there were no securities on loan or related collateral held as of September 30, 2006. At December 31, 2005, the amount of collateral held was approximately $99.0 million and the amount of securities lent was $96.0 million.

Market Risk

At December 31, 2006, total investments at fair value comprise approximately 86% of our total assets. Of our total investments, 85.0% were invested in fixed maturities, 14.7% in equity securities, and 0.3% in other invested assets. Cash and cash equivalents represented approximately 3.3% of our total assets at December 31, 2006.

Our decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) our liquidity requirements at any given time; and (f) our current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed income investments.

Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed income securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed income portfolio. The duration of the fixed maturity portfolio was approximately 5.35 and 5.14 as of December 31, 2006 and 2005, respectively. The table below summarizes our interest rate risk and shows the effects of a parallel change in interest rates on the fair value of the fixed income portfolio (excluding other debt securities) as of December 31, 2006:

Fair value ($ millions)	$1,812.1	$1,729.8	$1,647.4	$1,548.6	$1,449.7
Change in interest rates (bps)	-200	-100	0	+100	+200
Value as % of original value	110%	105%	100%	94%	88%

This table summarizes only the effects that a parallel change in interest rates could have on the fixed income portfolio. This change in rates would also change the value of our liabilities and possibly other financial assets. We caution the reader that this analysis does not take into account nonparallel changes in interest rates. It is likely that some rates would increase or decrease more than others depending upon market conditions at the time of the change. This nonparallel change would alter the value of the fixed income portfolio. The analysis is also limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in interest rates and the resulting fixed income values may differ significantly from what is shown in the table.

We believe that the fixed income portfolio’s exposure to credit risk is minimal as greater than 99% of the bonds owned are rated AA or better with the remaining bonds being A rated. We do not intend to change our investment policy on the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed income portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. To provide us greater flexibility in order to manage our market risk exposures, we categorize our fixed maturities as available-for-sale. We do not maintain a trading portfolio.

As of December 31, 2006, our equity portfolio had a beta of 1.00 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The table below reflects what changes might occur in the value of the equity portfolio given a change in the S&P 500 Index:

Fair value ($ millions)	$341.0	$312.6	$284.2	$255.8	$227.4
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

The above analysis is limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in equity market prices and the resulting equity values may differ significantly from what is shown in the table. By investing in mostly large cap issues we hope to limit liquidity risk in the equity portfolio. The equity portfolio does not have any direct exposure to exchange rate risk since we do not hold any foreign stocks. We constantly monitor the equity portfolio holdings for any credit risk issues that may arise. We do not invest in any commodity futures or commodity oriented mutual funds.

Some parameters have been set by the Investment Committee of the Board of Directors of each of our insurers to help manage the risks associated with the investment portfolio. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. The equity portfolio is diversified across industries and concentrations in any one company or industry are limited by parameters established by the Investment Committee of the Board of Directors of each of our insurers. The total holding of a specific stock should not exceed 2% of the outstanding stock and based on market value at the time of purchase, no one equity holding should exceed 5% of the total equity portfolio. Up to 15% of the equity portfolio may deviate from these requirements allowing us to invest in timely special situations. Equity investments will normally be targeted to no more than 40% of total assets or 50% of statutory surplus whichever is greater. Additional information regarding the composition of investments, along with maturity schedules regarding investments in fixed maturities at December 31, 2006, is presented in tabular form above.

Our total investments, at fair value, grew approximately 3.1% during 2006 to $1,937.9 million at December 31, 2006, from $1,879.9 million at December 31, 2005. This growth was generated primarily from net cash flows provided by operations, along with an increase of $19.1 million in the cumulative net unrealized gains on investments. The net unrealized gain on our equity portfolio increased $22.6 million to $53.4 million at December 31, 2006, while our net unrealized gains on our fixed maturity portfolio declined $3.2 million to $16.8 million at December 31, 2006. Cumulative unrealized gains related to other invested assets decreased $0.3 million to $0.5 million at December 31, 2006.

Employee Benefit Plans

The State Auto Group has a defined benefit pension plan (“Pension Plan”) and a postretirement health care plan covering substantially all employees (collectively “the benefit plans”). Several factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the benefit plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions. We use a measurement date of September 30 as currently permitted under SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”) when determining our liabilities at December 31.

To calculate the State Auto Group’s December 31, 2006 pension projected benefit obligation (“PBO”) we used a discount rate of 6.0% based on an evaluation of the expected future benefit cash flows of the Pension Plan used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else equal, a higher present value of the benefit obligation. We selected an expected long-term rate of return on our plan assets of 9.0% by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plan. To calculate the net periodic benefit cost for the year ended December 31, 2006, a discount rate of 5.75% and an expected long-term rate of return on plan assets of 9.0% were used.

The selected discount rate of 6.0% increased 0.25 points from the 5.75% rate used in 2005 which had the effect of decreasing the 2006 PBO and related unrecognized net actuarial loss by approximately $7.8 million. Cumulative unrecognized actuarial losses of approximately $77.4 million, which are now being recognized on our balance sheet pursuant to SFAS 158 (defined below), are being systematically recognized as an increase in net periodic cost over approximately a 12 year period, which represents the average future service period of active participants. Unrecognized gains and losses arise from several factors including expected to actual demographic changes, assumption changes in the obligations and from the difference between expected and actual returns on plan assets.

The accumulated benefit obligation (“ABO”) of a defined benefit plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the PBO is the ABO plus a factor for future compensation levels. At December 31, 2006, the ABO and PBO were $190.9 million and $213.4 million, respectively. The amount of PBO was reflected on our balance sheet at December 31, 2006 with our adoption of the first phase of SFAS 158 (defined below) as measured against the Pension Plan assets. At December 31, 2006 the fair value of the Pension Plan assets was $197.3 million, which resulted in an underfunding status within our balance sheet of $16.1 million. The State Auto Group has consistently targeted contributions to the Pension Plan with the objective of maintaining a fully funded status on an ABO basis. Historically our plan assets have exceeded our ABO. The ABO, which considers current compensations level only, provides information about the obligation an employer would have if the plan were discontinued at the date of measurement date. This funding objective has served our plan participants well knowing that we were fully funded on a current basis as well as the fact that we have not had to recognize in 2006 or anytime prior an additional minimum liability as would have been previously required under SFAS 87.

Key assumptions used in determining the amount of the benefit obligation and related periodic cost recognized for postretirement benefits other than pensions under SFAS 106 include the discount rate and the assumed health care cost trend rate. To calculate the State Auto Group’s 2006 benefit obligation for our health care plan, we increased our selected discount rate by 0.25 points to 6.00% from the 2005 discount rate to match the anticipated stream of future benefit payments. This change in the discount rate had the effect of decreasing the benefit obligation and related unrecognized net actuarial loss by $4.9 million. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and cost containment initiatives. For 2006 the expected rate of increase in future health care costs was 10% for 2007, trending down 1% per year to 5% thereafter. If the assumed future health care cost trend rate had been increased or decreased by one percentage point, our benefit obligation for 2006 would have increased by $24.3 million and decreased by $19.4 million, respectively. The benefit obligation under our health care plan was $122.7 million at December 31, 2006 which exceeded the fair value of plan assets of $2.2 million, resulting in an underfunding status of $120.5 million in our balance sheet.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires employers with defined benefit pension and other postretirement benefit plans, such as health care, to recognize the funded status of its benefit plans on its balance sheet and measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and to provide additional disclosures. The new measurement date requirement is not effective until fiscal years ended after December 15, 2008. Adopting SFAS 158 required us to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) on our balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of SFAS 158 at December 31, 2006 had the impact of decreasing accumulated comprehensive income by $63.9 million, net of tax, which was represented by the following:

•

For our Pension Plan: net unrecognized actuarial losses of $77.4 million ($50.3 million net of tax); unrecognized prior service costs of $3.4 million ($2.2 million net of tax); unrecognized transition asset remaining from the initial adoption of SFAS 87 of $3.0 million ($1.9 million net of tax), all of which were previously netted against the plan’s funded status on our balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as a component of our net periodic cost (benefit) pursuant to our historical accounting policy for amortizing and allocating such amounts. The amount of amortization expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $3.9 million ($2.5 million net of tax), $0.5 million ($0.3 million net of tax), and a benefit of $0.6 million ($0.4 million net of tax), respectively.

•

For our postretirement health care plan: net unrecognized actuarial losses of $23.6 million ($15.3 million net of tax); unrecognized prior service costs of $3.2 million ($2.1 million net of tax), all of which were previously netted against the plan’s funded status in our balance sheet pursuant to the provisions of SFAS 106. These amounts will be subsequently recognized as a component of our net periodic cost (benefit) pursuant to our historical accounting policy for amortizing and allocating such amounts. The amount of amortization expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $0.8 million ($0.5 million net of tax) and $0.5 million ($0.3 million net of tax), respectively.

The following table provides the incremental effects of adopting the provisions of SFAS 158 on our balance sheet at December 31, 2006. The adoption of SFAS 158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in the future.

($ millions)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at 12/31/2006
Assets:
Net prepaid pension expense	$61.8	$(61.8)	$—
Deferred federal income taxes	5.6	40.7	46.3

Liabilities:
Postretirement benefits	98.1	26.7	124.8
Pension benefits	—	16.1	16.1

Stockholders’ Equity:
Accumulated other comprehensive income (loss)	46.6	(63.9)	(17.3)

With regard to the adoption of the new measurement guidelines, we are continuing to review the transition alternatives available to us. The adoption of SFAS 158 did not have an impact on our debt covenants.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provided guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We and our actuarial advisors completed a review of its plan provisions and concluded that the benefits provided by its plan are actuarially equivalent to Medicare Part D and will be entitled to the subsidy. We determined that the enactment of the Act was not a significant event and incorporated the effect of the Act in the 2005 measurement date pursuant to FSP 106-2.

The actuarial assumptions used by us in determining benefit obligations may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

Loss and Loss Expense Reserves

Our loss and loss expense reserves include the accumulation of unpaid individual case estimates for claims that have been reported and estimates of claims that have been incurred but not reported (“IBNR”) as well as estimates of the expenses associated with processing and settling all reported and unreported claims. Our loss and loss expense reserves are not discounted to present value.

Losses and allocated loss expense reserves (“Loss and ALAE Reserve”) are management’s best estimates (“MBE”) at a given point in time of what we expect to pay claimants, based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and policy provisions relating to types of loss. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Case and formula basis loss reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. The process for calculating the IBNR component of the Loss and ALAE Reserve is to develop an estimate of the ultimate losses and allocated loss expenses incurred, and then subtract all amounts already paid and held in case and formula reserves.

The ultimate determination of MBE integrates information and analysis provided by several disciplines within our Company, including claims, actuarial and accounting. This assessment requires considerable judgment in understanding how claims mature, which lines of business are the most volatile, and how trends change over time. Loss and ALAE Reserves represent an estimate at a given point in time based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. Although we consider many different sources of information, as well as a number of actuarial methodologies to estimate our Loss and ALAE Reserve, there is no single method for determining the exact ultimate liability.

Our internal actuarial staff conducts quarterly reviews of projected loss development information to assist management in making estimates of ultimate losses and loss expenses. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, and late reported claims. In addition, reasonableness tests are performed on many of the assumptions underlying each reserving methodology, such as claim frequency, claim severity and loss ratios. Nonetheless, changes, which are not contemplated, do occur over time, and those changes are incorporated in subsequent valuations of the loss reserves.

We use a number of different methodologies to estimate the IBNR component of the Loss and ALAE Reserves. Our reserves include amounts related to short tail and long tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The reserving methods and strengths and weaknesses of each are described below.

Short-Tail Business: For short-tailed contracts, the claims are typically settled within five years, and the most common actuarial estimates are based on techniques using link ratio projections of incurred losses, paid losses, claim counts and claim severities. Each of these methods is described below in detail. Separate projections are made for catastrophes that are in the very early stages of development based on specific information known through the reporting date.

Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting indicated IBNR reserves. This method uses paid loss experience as well as the outstanding estimates (average & case reserves) for claims that have been reported and are still open. The underlying assumption of the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s advantage is its responsiveness to changes in reported losses, which is particularly valuable in the less mature accident years. The disadvantage of the Incurred Loss Development Method is that case reserve adequacy changes will distort the IBNR projections.

Paid Loss Development Method: The Paid Loss Development Methods use calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in paid methods excludes the case reserve estimates, so only paid losses are utilized. With these methods, a payment pattern is estimated to project ultimate settlement values for each accident year, with the underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern might influence the payment pattern) is relevant to the results of this method. This method’s advantage is the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that the paid method does not use all of the available information, and in some cases the liability payment patterns require the application of very large development factors to relatively small payments in the immature years.

Claim Counts and Severities Methods: The Counts and Severities Method calculations are very similar to the other methods. The incurred claim counts reported to date are projected to an ultimate value. Similarly, the incurred loss severities are projected to ultimate. The ultimate incurred count is multiplied by the ultimate incurred severity, for each accident year, to arrive at the ultimate incurred loss. Finally, as with the other loss development methods, an estimate of the IBNR reserve is calculated by subtracting the reported losses from the estimated ultimate losses.

Long-Tail Business: Reserve estimates for long-tailed contracts use the same methods listed above for short-tailed lines, along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio, Bornhuetter-Ferguson, and Least-Squares techniques as described below. We also use statistical models when the historical patterns can be reasonably approximated.

Expected Loss Ratio Method: The Expected Loss Ratio Method generates indicated IBNR by multiplying an expected loss ratio by earned premium, then subtracting incurred-to-date losses. For slower reporting lines of business, new products, or data that is very immature, the actual claim data is often too thin for traditional projections. With this method the premiums are used as a measure of loss exposure, and the loss ratios can be derived from pricing expectations.

Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Incurred Loss Development Method, using the percentage of losses reported as the weight. This method is particularly useful where there is a low volume of data in the current accident period, or where the experience is volatile. In general this method produces estimates that are very similar to the Incurred Loss Development Method.

Least Square Loss Development Method: In the Least Squares Loss Development Method the statistical technique of least squares regression is applied to a triangle of reported loss ratios to project the ultimate loss ratio in each accident year. Using historical loss ratios puts the data for each time period on a more consistent exposure basis, because premium levels generally correlate well with insured exposures. A by-product of the regression function is an estimate of credibility for each stage of development. In cases where the regression parameters fall outside of a reasonable range, the projection defaults to the incurred loss method.

Selection Process: In determining which reserving method to use for a particular line of business or accident year, diagnostic tests of loss ratios and severity trends are considered, as well as the historic case reserve adequacy and claim settlement rate. In general the Incurred Loss Development Method is used if the projections are stable, the data is credible, historic case reserve adequacy is consistent, and the loss ratios and loss severities are reasonable. Other reserving methods are considered as well for particular lines of business or accident years, given supplementary information like open claim counts and prior period development. For example, if more than one method provides a reasonable projection, the actuary may select an average of those methods. There is considerable judgment applied in the analysis of the historical patterns and in applying business knowledge that reflects our underwriting and claims risk.

Reserve ranges provide a quantification of the variability in the reserve projections, which is often referred to as the standard deviation or error term, while the point estimates establish a mean, or expected value for the ultimate reserve. The primary determinant in estimating the reserve range boundaries are the variances measured within the historical reserving data for lines of business. Property lines typically have smaller variances, while liability lines can experience significant variability. MBE of loss reserves considers the actuarial point estimate and expected variation to establish an appropriate position within a range. MBE for SA National and the STFC Pooled Companies’ share of the Pooled Companies’ Loss and ALAE Reserves at December 31, 2006 is $709.5 million, compared with an actuarial point estimate of $688.3 million that is within a projected range of $652.4 million to $726.1 million. (These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K.)

The potential impact of the reserve variability on net income is quantifiable using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach the high point of $726.1 million, the reserve increase of $16.6 million is an after-tax decrease of $10.8 million on net income. Likewise, should losses decline to the low end of $652.4 million, the $57.1 million reserve decrease would add $37.1 million of after-tax net income.

An important assumption underlying the reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2006, other liability Loss and ALAE Reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary jump could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other liability is an increase of $56.1 million on reserves, or a $36.4 million after-tax reduction (assuming a tax rate of 35%) to net income. Inflation changes have much more impact on the longer tail commercial lines like other liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

In addition to establishing Loss and ALAE Reserves, as described above, we establish reserves for loss adjustment expenses contemplating functions and costs that are not attributable to a specific claim, which is called Unallocated Loss Adjustment Expense (“ULAE”). Historical ratios of paid ULAE to paid losses are developed, and then imposed on the current outstanding reserves. Consequently, this component of the loss expense reserve has a proportional relationship to the overall claim inventory and held reserves by accident year, as they move up or down in sync with carried reserves. The method uses a traditional assumption that 50% of the expenses are realized when the claim is open, and the other 50% are incurred as the loss payments are made and also assumes that the underlying claims process and mix of business do not change drastically over time.

The following table provides a reconciliation of MBE of our direct Loss and ALAE Reserve to our net loss and loss expenses payable at December 31, 2006. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the year 2006 has been reflected in the table below as assumed by STFC Pooled Companies:

($ millions)	MBE
Direct Loss and ALAE Reserve(1):
STFC Pooled Companies and SA National	$384.2
Assumed by STFC Pooled Companies	325.3

Total direct loss and ALAE reserve	709.5

Direct unallocated loss adjustment expense (“ULAE”)(1):
STFC Pooled Companies and SA National	23.5
Assumed by STFC Pooled Companies	21.7

Total direct ULAE	45.2

Direct salvage and subrogation recoverable:
STFC Pooled Companies and SA National	(20.5)
Assumed by STFC Pooled Companies	(8.5)

Total direct salvage and subrogation recoverable	(29.0)

Reinsurance recoverable	(13.5)
Assumed reinsurance	5.6
Reinsurance assumed by STFC Pooled Companies	(56.8)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $13.5	$661.0

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

The following table presents the loss and loss expenses payable by major line of business at December 31, 2006 and 2005, respectively:

($ in millions)	Ending Loss & ALAE Case	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2006
Automobile – personal standard	$118.4	42.1	11.3	171.8
Automobile – personal nonstandard	16.0	4.0	1.6	21.6
Automobile – commercial	46.4	31.3	4.3	82.0
Homeowners and farmowners	43.9	17.8	2.1	63.8
Commercial multi-peril	34.3	40.5	4.4	79.2
Workers compensation	37.8	40.1	7.7	85.6
Fire and allied lines	19.3	1.8	0.7	21.8
Other liability and products liability	40.2	75.2	12.3	127.7
Miscellaneous personal and commercial lines	2.9	3.8	0.8	7.5

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$359.2	256.6	45.2	661.0

($ in millions)	Ending Loss & ALAE Case	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2005
Automobile – personal standard	$126.7	53.3	12.7	192.7
Automobile – personal nonstandard	19.2	6.3	2.0	27.5
Automobile – commercial	49.0	38.7	5.1	92.8
Homeowners and farmowners	45.6	16.1	2.2	63.9
Commercial multi-peril	43.0	42.9	4.8	90.7
Workers compensation	38.3	41.8	7.5	87.6
Fire and allied lines	20.3	3.2	0.8	24.3
Other liability and products liability	39.9	72.4	12.4	124.7
Miscellaneous personal and commercial lines	3.9	2.4	0.8	7.1

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$385.9	277.1	48.3	711.3

Net losses and loss expenses payable at December 31, 2006 decreased $50.3 million (7.1%) from 2005 due to a combination of the following:

•	Declining exposure base throughout 2006 on many lines of business, as previously discussed;

•	Improved claim severity trends, primarily on the liability lines, also previously discussed;

•

At the end of 2005, losses, primarily on the property lines, related to Hurricane Katrina remained in reserve status due to the unprecedented conditions making the logistics of adjusting and settling claims difficult;

•	Hurricane Wilma, which occurred in the fourth quarter of 2005, also accounted for outstanding reserves at the end of 2005 in the same property lines as reserves relating to Hurricane Katrina.

The property and casualty industry has had significant loss experience from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $3.3 million, and environmental reserves are $6.6 million, for a total of $9.9 million, or 1.5% of net losses and loss expenses payable. Our environmental reserves increased approximately $1.0 million from 2005 primarily from the state of Indiana where there was an adverse court ruling several years ago. Because we have insured primarily product retailers and distributors, we do not expect to incur the same level of liability as companies that have insured manufacturing risks.

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience being different from historical data and trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. See additional discussion relating to Losses and Loss Expense Reserves at Impact of Significant External Factors, included herein.

New Accounting Standards

For a discussion regarding our adoption of SFAS 158 at December 31, 2006 see “Employee Benefits Plans” included herein.

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”)

which requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ended after December 15, 2008. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 had no effect on our consolidated statement of income for year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Adopting SFAS 158 required us to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of our benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The $63.9 million adjustment to accumulated other comprehensive income at adoption represents the following:

•

For the defined benefit pension plan: net unrecognized actuarial losses of $77.4 million ($50.3 million net of tax); unrecognized prior service costs of $3.4 million ($2.2 million net of tax); unrecognized transition asset remaining from the initial adoption of SFAS 87 of $3.0 million ($1.9 million net of tax), all of which were previously netted against the plan’s funded status in our balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as a component of our net periodic pension cost (benefit) pursuant to our historical accounting policy for amortizing and allocating such amounts. The amount expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $3.9 million ($2.5 million net of tax), $0.5 million ($0.3 million net of tax), and a benefit of $0.6 million ($0.4 million net of tax), respectively.

•

For the postretirement benefit plan other than pensions: net unrecognized actuarial losses of $23.6 million ($15.3 million net of tax); unrecognized prior service costs of $3.2 million ($2.1 million net of tax), all of which were previously netted against the plan’s funded status in our balance sheet pursuant to the provisions of SFAS 106. These amounts will be subsequently recognized as a component of our net periodic pension cost (benefit) pursuant to our historical accounting policy for amortizing and allocating such amounts. The amount expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $0.8 million ($0.5 million net of tax) and $0.5 million ($0.3 million net of tax), respectively.

At December 31, 2006, we continued to use the earlier measurement date of September 30, 2006, and are currently reviewing the transition alternatives available. The adoption did not have an impact on our debt covenants.

In December 2004, the FASB issued SFAS 123(R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts. In accordance with SFAS 123(R), we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion or previously granted awards that remain outstanding at the date of adoption. As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 are $6.6 million and $4.9 million lower, respectively, than if we had continued to account for share-based payments under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.12 and $0.12 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

Pending Adoption of Accounting Pronouncements

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“SFAS 157”), which is to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no requirements for additional fair-value measures in financial statements. We are currently assessing the impact of this new guidance, but do not believe it will be material. We plan to adopt this guidance effective January 1, 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is to be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently assessing the impact of this new guidance, but do not believe it will be material. We plan to adopt this new guidance effective January 1, 2007.

In February 2006, the FASB issued FASB Statement 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which is to be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We have assessed the impact of this new guidance, and it will not be material. We plan to adopt this guidance effective January 1, 2007.

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is to be effective for fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting for deferred acquisition costs associated with modifications to or the internal replacement of insurance contracts. SOP 05-1 focuses on modifications to contracts with integrated product features and internal replacement of contracts in which the new contract offers product features not included in the old contract when both were priced together. Our insurance contracts include only nonintegrated contract features as defined in SOP 05-1, which are contract features that provide coverage that is underwritten and priced only for that incremental insurance coverage and that do not result in re-underwriting or re-pricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. Given the nature of the policies written by us, the impact of SOP 05-1 upon implementation will not be material. We plan to adopt this guidance effective January 1, 2007.

Impact of Significant External Factors

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, we attempt to anticipate increases from inflation subject to the limitations of modeling economic variables. General inflation, as measured by the Consumer Price Index, has been relatively modest over the last several years. However, price inflation on the goods and services purchased by insurance companies in settling claims has been steadily increasing. In particular, repair costs for homes, autos, commercial buildings, and medical care costs, have risen disproportionately over the last few years. Costs for building materials typically rise dramatically following substantial natural catastrophes such as the industry experienced in Florida and adjacent states in 2004 and in Mississippi and Alabama in 2005. We continue to adjust our pricing projections as loss cost trends change in order to ensure premiums keep pace with inflation in all lines of business.

We consider inflation when estimating liabilities for losses and loss expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss expenses are management’s best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

In “Loss and Loss Expenses Reserves,” we include a discussion of certain factors management considers in estimating the ultimate liability for losses and loss expenses. With respect to the auto line of business, which represents approximately 50% of our total reserves, perhaps the most significant external variable is legal developments. Court decisions, as discussed below, have had significant impact on the property and casualty insurance industry. Some of these decisions have a more prospective effect, for example, when contract provisions relating to third party coverages are construed in ways not anticipated by us. Other court decisions may have more of a retroactive effect which may be seen more clearly in the auto insurance line. Auto insurance tends to be a line of business more regulated by statutes; consequently, the courts tend to have more of an opportunity to construe and apply those statutes to existing contracts. Uninsured motorists and underinsured motorists (collectively “UM”) are statutory coverages in almost every state where we do business. If a court construes a UM statute adversely to us and the industry, the decision typically has a retroactive effect with the court’s interpretation being applied as if the UM statute has always been interpreted that way. This retroactive application is exacerbated in UM cases (and other first party coverage cases) because the statute of limitations applicable to UM claims and other first party coverages can be as long as 15 years. Claims that had been closed or not even presented, going back as long as fifteen years, can be restored by an adverse court decision. We consider the impact of adverse court decisions of which we have become aware when we set ultimate loss and loss expense reserves for auto insurance as well as other lines to the extent those lines may be retroactively affected by such matters.

The effect of court decisions is also apparent in the commercial lines of coverages such as commercial multi-peril and other liability and products liability. Courts can expand coverage or void exclusions which can increase our exposure to claims. Some of these third party claims may still be brought within the statute of limitations applicable to such third party claims and expose us to some retroactive liabilities. These liabilities are sought to be addressed by the ultimate loss and loss expense reserve that is our estimate of loss and loss expenses payable.

It is not feasible to quantify the impact of judicial decisions that may have retroactive effect because we cannot foresee, among the range of issues that are litigated every day in courts in each state in which we do business, which cases will be decided adversely and how such decisions will actually apply to us.

The reserve estimates do not contemplate substantial loss from any mass torts, including those already listed above, or others not known at this time. In addition, there is no provision in the reserves for a major retroactive expansion of coverage through judicial interpretation. If these assumptions prove to be incorrect, ultimate liabilities could increase substantially. Our claims, underwriting and actuarial staff track separately all claims within the family of mass torts, and respond accordingly as information becomes known.

Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may modify, in a number of ways, the level of risk which insurers had expected to assume including eliminating exclusions, multiplying limits of coverage, creating rights for policyholders not intended to be included in the contract and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. Courts have also undone legal reforms passed by legislatures, which reforms were intended to reduce a litigant’s rights of action or amounts recoverable and so reduce the costs borne by the insurance mechanism. These court decisions can adversely affect an insurer’s profitability. They also create pressure on rates charged for coverages adversely affected, and this can cause a legislative response resulting in rate suppression that can adversely affect an insurer. We may also be adversely affected by regulatory actions on matters within the jurisdiction of the various insurance departments where we do business or have entities domiciled.

For a discussion regarding the federal Terrorism Risk Insurance Act of 2002 (the “TRIA”) and its successor, the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) (collectively, the “Terrorism Act”) see “Regulation” in Item 1 of this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are as follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation expense as of January 1, 2006, to adopt Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.” As discussed in Note 9 to the consolidated financial statements, the Company also changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, to adopt Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that State Auto Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that State Auto Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Auto Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of State Auto Financial Corporation and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 2, 2007

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amount)	December 31
	2006	2005
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,630.6 and $1,597.3, respectively)	$1,647.4	1,617.3
Equity securities, available-for-sale, at fair value (cost $230.8 and $224.8, respectively)	284.2	255.6
Other invested assets	6.3	7.0

Total investments	1,937.9	1,879.9
Cash and cash equivalents	73.4	28.7
Securities lending collateral	—	99.0
Accrued investment income and other assets	43.7	45.1
Deferred policy acquisition costs	104.0	106.0
Net prepaid pension expense	—	59.2
Reinsurance recoverable on losses and loss expenses payable (affiliates $2.7 and $5.5, respectively)	13.5	17.4
Prepaid reinsurance premiums (affiliates none and $0.2, respectively)	6.0	6.1
Due from affiliate	17.9	7.1
Current federal income taxes	—	3.7
Deferred federal income taxes	46.3	10.1
Property and equipment, at cost (net of accumulated depreciation of $5.1)	12.4	12.6

Total assets	$2,255.1	2,274.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $281.7 and $302.6, respectively)	$674.5	728.7
Unearned premiums (affiliates $118.4 and $128.4, respectively)	428.8	432.9
Notes payable (affiliates $15.5)	118.4	118.7
Postretirement benefits	124.8	89.2
Pension benefits	16.1	—
Securities lending obligation	—	99.0
Current federal income taxes	7.2	—
Other liabilities	51.1	42.9

Total liabilities	1,420.9	1,511.4

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.7 and 45.1 shares issued, respectively, at stated value of $2.50 per share	114.3	112.8
Treasury stock, 4.7 and 4.6 shares, respectively, at cost	(58.1)	(56.8)
Additional paid-in capital	87.3	70.2
Accumulated other comprehensive (loss) income	(17.3)	34.3
Retained earnings	708.0	603.0

Total stockholders’ equity	834.2	763.5

Total liabilities and stockholders’ equity	$2,255.1	2,274.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2006	2005	2004
Earned premiums (ceded to affiliate $687.8, $683.4 and $657.8, respectively)	$1,023.8	1,050.3	1,006.8
Net investment income	83.1	78.7	71.8
Net realized gains on investments	5.6	5.6	7.6
Other income (affiliates $3.0, $2.9 and $3.9, respectively)	4.9	4.9	6.2

Total revenues	1,117.4	1,139.5	1,092.4

Losses and loss expenses (ceded to affiliate $389.1, $428.2 and $395.5, respectively)	587.6	613.4	619.2
Acquisition and operating expenses	348.0	332.9	304.3
Interest expense (affiliates $1.5, $2.8 and $1.9, respectively)	7.4	8.8	7.3
Other expenses	12.7	12.4	10.0

Total expenses	955.7	967.5	940.8

Income before federal income taxes	161.7	172.0	151.6
Federal income tax expense (benefit):
Current	43.5	49.3	40.5
Deferred	(2.2)	(3.2)	1.1

Total federal income taxes	41.3	46.1	41.6

Net income	$120.4	125.9	110.0

Earnings per common share:
Basic	$2.95	3.12	2.76

Diluted	$2.90	3.06	2.70

Dividends paid per common share	$0.38	0.27	0.17

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2006	2005	2004
Common shares:
Balance at beginning of year	45.1	44.7	44.2
Issuance of shares	0.6	0.4	0.5

Balance at end of year	45.7	45.1	44.7

Treasury shares:
Balance at beginning of year	4.6	4.6	4.6
Shares acquired on stock option exercises	0.1	—	—

Balance at end of year	4.7	4.6	4.6

Common stock:
Balance at beginning of year	$112.8	$111.8	$110.4
Issuance of shares	1.5	1.0	1.4

Balance at end of year	114.3	112.8	111.8

Treasury stock:
Balance at beginning of year	(56.8)	(56.5)	(55.8)
Shares acquired on stock option exercises	(1.3)	(0.3)	(0.7)

Balance at end of year	(58.1)	(56.8)	(56.5)

Additional paid-in capital:
Balance at beginning of year	70.2	64.1	56.7
Issuance of common stock	7.2	4.0	4.9
Tax benefit from stock options exercises	3.2	1.8	2.3
Stock options granted	6.7	0.3	0.2

Balance at end of year	87.3	70.2	64.1

Accumulated other comprehensive (loss) income:
Balance at beginning of year	34.3	53.1	53.0
Unrealized gains (losses) on investments, net of tax and reclassification adjustment	12.4	(18.7)	0.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)

Accumulated other comprehensive income before SFAS No. 158 adjustment	46.6	34.3	53.1
Adjustment to initially apply SFAS No. 158, net of tax	(63.9)	—	—

Balance at end of year	(17.3)	34.3	53.1

Retained earnings:
Balance at beginning of year	603.0	485.7	378.0
Net income	120.4	125.9	110.0
Cash dividends paid	(15.4)	(8.6)	(2.3)

Balance at end of year	708.0	603.0	485.7

Total stockholders’ equity at end of year	$834.2	$763.5	$658.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$120.4	125.9	110.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9.6	9.3	8.7
Share-based compensation	7.0	0.6	—
Net realized gains on investments	(5.6)	(5.6)	(7.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2.0	(3.2)	(10.4)
Accrued investment income and other assets	1.6	4.4	2.1
Net prepaid pension expense	59.2	(4.3)	(3.5)
Postretirement and pension benefit liabilities	(53.0)	9.1	5.8
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	4.0	10.7	(11.6)
Other liabilities and due to/from affiliates, net	(2.8)	26.3	0.2
Losses and loss expenses payable	(54.2)	11.6	38.8
Unearned premiums	(4.1)	(6.1)	10.7
Excess tax benefits on share-based awards	(2.4)	—	—
Federal income taxes	11.8	(5.8)	4.4
Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective 1/1/2005	—	54.0	—

Net cash provided by operating activities	93.5	226.9	147.6

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(293.8)	(539.1)	(487.5)
Purchases of equity securities – available-for-sale	(101.2)	(109.2)	(62.5)
Purchases of other invested assets	(0.9)	(3.0)	(0.2)
Maturities, calls and pay downs of fixed maturities – available-for-sale	76.0	98.5	98.5
Sales of fixed maturities – available-for-sale	171.4	290.9	300.3
Sales of equity securities – available-for-sale	103.8	49.2	22.3
Sales of other invested assets	1.7	—	—
Net (additions) deductions of property and equipment	(0.2)	0.2	(1.3)

Net cash used in investing activities	(43.2)	(212.5)	(130.4)

Cash flows from financing activities:
Proceeds from issuance of common stock	7.4	4.1	5.6
Excess tax benefits on share-based awards	2.4	—	—
Payments of dividends	(15.4)	(8.6)	(2.3)
Proceeds from terminating hedge derivatives	—	—	3.8
Change in securities lending collateral	99.0	45.7	48.5
Change in securities lending obligation	(99.0)	(45.7)	(48.5)
Payment of debt	—	(45.5)	—

Net cash (used in) provided by financing activities	(5.6)	(50.0)	7.1

Net increase (decrease) in cash and cash equivalents	44.7	(35.6)	24.3
Cash and cash equivalents at beginning of year	28.7	64.3	40.0

Cash and cash equivalents at end of year	$73.4	28.7	64.3

Supplemental disclosures:
Interest paid (affiliate $1.4 and $2.7 respectively)	$7.7	9.0	8.2

Federal income taxes paid	$29.4	51.9	37.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

a. Principles of Consolidation

The consolidated financial statements include State Auto Financial Corporation (“State Auto Financial”) and its wholly-owned subsidiaries:

•	State Auto Property and Casualty Insurance Company (“State Auto P&C”), an Iowa corporation

•	Milbank Insurance Company (“Milbank”), a South Dakota corporation

•	Farmers Casualty Insurance Company (“Farmers”), an Iowa corporation

•	State Auto Insurance Company of Ohio (“SA Ohio”), an Ohio corporation

•	State Auto National Insurance Company (“SA National”), an Ohio corporation

•	Stateco Financial Services, Inc. (“Stateco”), an Ohio corporation

•	Strategic Insurance Software, Inc. (“S.I.S.”), an Ohio corporation

Effective November 14, 2006, State Auto P&C was redomesticated from South Carolina to Iowa.

The financial statements include the operations and financial position of 518 Property Management and Leasing, LLC (“518 PML”), whose members are State Auto P&C and Stateco.

State Auto Financial, an Ohio corporation, is a majority-owned subsidiary of State Automobile Mutual Insurance Company (“State Auto Mutual”), an Ohio corporation. State Auto Financial and subsidiaries are referred to herein as the “Companies” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

b. Description of Business

The Company, through State Auto P&C, Milbank, Farmers and SA Ohio, provides standard personal and business insurance to its policyholders. The Company’s principal lines of insurance include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard automobile insurance. State Auto P&C, Milbank, Farmers, SA Ohio and SA National operate primarily in the central and eastern United States, excluding New York, New Jersey and the New England states, through an independent insurance agency system. State Auto P&C, Milbank, Farmers, SA Ohio and SA National are chartered and licensed property and casualty insurers. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the “Departments”) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with State Auto Mutual and its affiliates. The nature of the underlying policies and geographical distribution of State Auto Mutual’s and its affiliates’ underwriting activity is similar to the Company.

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

518 PML, an Ohio limited liability company, was formed to engage in the business of owning and leasing property to the Company’s affiliates.

c. Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in certain respects from statutory accounting principles followed by State Auto P&C, Milbank, Farmers, SA Ohio and SA National that are prescribed or permitted by the Departments.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the periods then ended, and the accompanying notes to the financial statements. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

Certain items in the prior period consolidated statement of cash flows have been reclassified to conform to the 2006 presentation.

d. Investments

All investments in fixed maturity and equity securities are classified as available-for-sale and, therefore, are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as a part of “accumulated other comprehensive (loss) income” and, as such, are not included in the determination of net income. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other–than-temporary impairment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer and the Company’s positive intent and ability to hold the security until anticipated recovery or maturity. When a decline in value is deemed to be other-than-temporary, the investment cost is written down to fair value on the date the determination is made and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

e. Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

f. Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses that relate to and vary with the production of new and renewal property and casualty business, are deferred and amortized ratably over the contract period. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, losses and loss expenses to be incurred, and certain other costs expected to be incurred as premium is earned. These amounts are based on estimates and accordingly, the actual realizable value may vary from the estimated realizable value. Net deferred policy acquisition costs for the years ended December 31 are:

($ millions)	2006	2005	2004
Balance, beginning of year	$106.0	97.5	87.1
Effect of January 1, 2005 pooling change (Note 6)	—	5.3	—
Acquisition costs deferred	246.1	255.0	237.7
Amortized to expense	(248.1)	(251.8)	(227.3)

Balance, end of year	$104.0	106.0	97.5

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

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $20.5 million and $28.3 million at December 31, 2006 and 2005, respectively, has been established to cover the estimated ultimate cost of insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

i. Premiums

Premiums are recognized as earned in proportion to the insurance protection provided using the monthly pro rata method over the contract period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

j. Other Comprehensive Income

Comprehensive income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale fixed maturities, equity securities, other invested assets and derivative instruments, adjusted for deferred federal income taxes. See New Accounting Standards regarding the Company’s adoption of SFAS No. 158 (defined below) at December 31, 2006.

k. Share-Based Compensation

See Note 1I—New Accounting Standards regarding the Company’s adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) on January 1, 2006. The Company’s share-based compensation plans authorize the granting of various equity-based incentives including stock options, restricted stock and restricted share units to employees and non-employee directors and agents. The expense for these equity-based incentives is based on their fair value at date of grant or each reporting date and amortized over their vesting period. The fair value of each stock option is estimated on the date of grant or each reporting date using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of the Company’s stock over the expected life of the option, which significantly impacts the assumed fair value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods.

Prior to January 1, 2006, the Company accounted for share-based compensation plans for employees and non-employee directors under the measurement and recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (SFAS 123”). Had compensation cost of the employee and non-employee directors plans for 2005 and 2004 been determined based on the fair values at the grant dates consistent with the method of SFAS 123, the Company’s pro-forma net earnings and net earnings per share information would have been as follows:

Pro-forma Fair Value Method:

($ millions, except per share amounts)	2005	2004
Net income as reported	125.9	110.0
Less pro-forma stock compensation expense, net of tax	(3.5)	(2.8)

Pro-forma net income	122.4	107.2

Pro-forma net earnings per common share
Basic	3.04	2.69

Diluted	2.92	2.57

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The fair value of stock option awards granted to employees and directors in 2005 and 2004 were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

	2005	2004
Fair value	10.38	13.08
Expected dividend yield	0.77%	0.74%
Risk free interest rate	3.8%	4.2%
Expected volatility factor	35.8%	35.5%
Expected life in years	6.7	6.8

l. New Accounting Standards

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ended after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its postretirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The $63.9 million adjustment to accumulated other comprehensive income at adoption represents the following:

•

For the defined benefit pension plan: net unrecognized actuarial losses of $77.4 million ($50.3 million net of tax); unrecognized prior service costs of $3.4 million ($2.2 million net of tax); unrecognized transition asset remaining from the initial adoption of SFAS 87 of $3.0 million ($1.9 million net of tax), all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as a component of the Company’s net periodic pension cost (benefit) pursuant to the Company’s historical accounting policy for amortizing and allocating such amounts. The amount expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $3.9 million ($2.5 million net of tax), $0.5 million ($0.3 million net of tax), and a benefit of $0.6 million ($0.4 million net of tax), respectively.

•

For the postretirement benefit plan other than pensions: net unrecognized actuarial losses of $23.6 million ($15.3 million net of tax); unrecognized prior service costs of $3.2 million ($2.1 million net of tax), all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS 106. These amounts will be subsequently recognized as a component of the Company’s net periodic pension cost (benefit) pursuant to the Company’s historical accounting policy for amortizing and allocating such amounts. The amount expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $0.8 million ($0.5 million net of tax) and $0.5 million ($0.3 million net of tax), respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

At December 31, 2006, the Company continues to use the earlier measurement date of September 30, and is currently reviewing the transition alternatives available. The adoption did not have an impact on the Company’s debt covenants.

In December 2004, the FASB issued SFAS 123(R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on January 1, 2006, using the modified prospective method and, accordingly, the financial statements for prior periods do not reflect any restated amounts. In accordance with SFAS 123(R), the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion or previously granted awards that remain outstanding at the date of adoption. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $6.6 million and $4.9 million lower, respectively, than if the Company had continued to account for share-based payments under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.12 and $0.12 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Pending Adoption of Accounting Pronouncements

In September 2006, the FASB issued FASB Statement 157, “Fair Value Measurements” (“SFAS 157”), which is to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no requirements for additional fair-value measures in financial statements. The Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company plans to adopt this guidance effective January 1, 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is to be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company plans to adopt this new guidance effective January 1, 2007.

In February 2006, the FASB issued FASB Statement 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which is to be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company assessed the impact of this new guidance, and it will not be material. The Company plans to adopt this guidance effective January 1, 2007.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is to be effective for fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting for deferred acquisition costs associated with modifications to or the internal replacement of insurance contracts. SOP 05-1 focuses on modifications to contracts with integrated product features and internal replacement of contracts in which the new contract offers product features not included in the old contract when both were priced together. The Company’s insurance contracts include only nonintegrated contract features as defined in SOP 05-1, which are contract features that provide coverage that is underwritten and priced only for that incremental insurance coverage and that do not result in re-underwriting or re-pricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. Given the nature of the policies written by the Company, the impact of SOP 05-1 upon implementation will not be material. The Company plans to adopt this guidance effective January 1, 2007.

2. Investments

The Company recognized realized losses on other-than-temporary impairments of $3.8 million, $0.6 million and $0.2 million on its fixed maturity portfolio in 2006, 2005, and 2004, respectively. The Company recognized realized losses on other-than-temporary impairments of $1.6 million and $1.0 million in 2006 and 2005, respectively on its equity security portfolio. There were no realized losses on other-than-temporary impairments on the Company’s equity portfolio in 2004. The Company reviewed its investments at December 31, 2006, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses, as provided in the table below, due to the evidence that would indicate temporary impairment.

Realized and unrealized gains and losses for the years ended December 31 are summarized as follows:

($ millions)	2006	2005	2004
Realized gains:
Fixed maturities	$1.8	5.9	7.6
Equity securities	15.6	6.7	4.0

Total realized gains	17.4	12.6	11.6

Realized losses:
Fixed maturities	4.8	1.7	2.1
Equity securities	7.0	5.3	1.9

Total realized losses	11.8	7.0	4.0

Net realized gains on investments	$5.6	5.6	7.6

Change in unrealized gains (losses):
Decrease in unrealized holding gains – fixed maturity securities	$(3.2)	(30.2)	(11.6)
Increase in unrealized holding gains – equity securities	22.6	0.6	11.9
(Decrease) increase in unrealized holding gains – other invested assets	(0.3)	0.6	0.1
Deferred federal income taxes thereon	(6.7)	10.3	(0.2)

Increase (decrease) in net unrealized holding gains	$12.4	(18.7)	0.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The cost or amortized cost and fair value of the Company’s investments are summarized as follows:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale at December 31, 2006:
U.S. Treasury securities and obligations of U.S. government agencies	$180.1	$0.6	$(2.8)	$177.9
Obligations of states and political subdivisions	1,229.8	23.7	(2.5)	1,251.0
Corporate securities	15.8	0.4	(0.1)	16.1
U.S. government agencies mortgage-backed securities	204.9	1.7	(4.2)	202.4

Total fixed maturities	1,630.6	26.4	(9.6)	1,647.4
Equity securities	230.8	54.6	(1.2)	284.2
Other invested assets	5.8	0.5	—	6.3

Total	$1,867.2	$81.5	$(10.8)	$1,937.9

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale at December 31, 2005:
U.S. Treasury securities and obligations of U.S. government agencies	$239.8	$1.7	$(3.0)	$238.5
Obligations of states and political subdivisions	1,097.3	26.5	(5.3)	1,118.5
Corporate securities	14.0	0.7	(0.1)	14.6
U.S. government agencies mortgage-backed securities	240.3	3.1	(3.6)	239.8
Other debt securities	5.9	—	—	5.9

Total fixed maturities	1,597.3	32.0	(12.0)	1,617.3
Equity securities	224.8	33.5	(2.7)	255.6
Other invested assets	6.2	0.8	—	7.0

Total	$1,828.3	$66.3	$(14.7)	$1,879.9

Deferred federal income taxes on the net unrealized holding gains for available-for-sale investments were $24.7 million and $18.0 million at December 31, 2006 and 2005, respectively.

During 2006 the Company continued to allocate new monies and reinvestments to tax-exempt bonds, targeting an allocation of 70% of the total portfolio, in an effort to maximize after tax investment income. During the fourth quarter of 2006, the Investment Committee of the Board of Directors of each of State Auto’s insurers approved a $50.0 million repositioning of the current taxable and tax-exempt holdings intending to reach the targeted 70% tax-exempt allocation at a quicker pace.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

At December 31, 2006 and 2005, there were no investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individually material securities with an unrealized holding loss at December 31, 2006 and 2005. The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

At December 31, 2006	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. Treasury securities and obligations of U.S. government agencies	$11.9	$(0.1)	7	$111.3	$(2.7)	51	$123.2	$(2.8)	58
Obligations of states and political subdivisions	90.0	(0.6)	35	232.8	(1.9)	89	322.8	(2.5)	124
Corporate securities	—	—	—	3.0	(0.1)	2	3.0	(0.1)	2
U.S. government agencies mortgage backed securities	17.2	(0.4)	8	135.2	(3.8)	51	152.4	(4.2)	59

Total fixed maturities	119.1	(1.1)	50	482.3	(8.5)	193	601.4	(9.6)	243
Equity securities	21.6	(1.2)	9	—	—	—	21.6	(1.2)	9

Total temporarily impaired securities	$140.7	$(2.3)	59	$482.3	$(8.5)	193	$623.0	$(10.8)	252

At December 31, 2005	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. Treasury securities and obligations of U.S. government agencies	$106.8	$(1.3)	48	$53.0	$(1.7)	21	$159.8	$(3.0)	69
Obligations of states and political subdivisions	375.4	(4.2)	150	40.9	(1.1)	17	416.3	(5.3)	167
Corporate securities	1.0	—	1	2.0	(0.1)	1	3.0	(0.1)	2
U.S. government agencies mortgage backed securities	114.2	(1.8)	38	61.5	(1.8)	21	175.7	(3.6)	59

Total fixed maturities	597.4	(7.3)	237	157.4	(4.7)	60	754.8	(12.0)	297
Equity securities	45.9	(2.3)	20	2.9	(0.4)	1	48.8	(2.7)	21

Total temporarily impaired securities	$643.3	$(9.6)	257	$160.3	$(5.1)	61	$803.6	$(14.7)	318

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

See Note 1d for assessment of other-than-temporary impairments. The Company believes the above fixed maturity and equity securities’ unrealized losses are temporary as the Company has the positive ability and intent to hold the investments for a period of time sufficient for an anticipated market price recovery up to or beyond the cost of the investment or maturity. Also, for declines in value that are not solely attributable to interest rate movements, the Company considers positive evidence indicating that the cost of the investment is recoverable within a reasonable period of time and evidence to the contrary in considering the severity and duration of the impairment in relation to the anticipated market price recovery.

The amortized cost and fair value of available-for-sale fixed maturities at December 31, 2006, by contractual maturity, are summarized as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$8.4	$8.3
Due after 1 year through 5 years	60.7	60.9
Due after 5 years through 10 years	380.5	388.7
Due after 10 years	976.1	987.1
Mortgage-backed securities	204.9	202.4

Total	$1,630.6	$1,647.4

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $52.5 million were on deposit with regulators as required by law or specific escrow agreement at both December 31, 2006 and 2005.

Components of net investment income for the year ended December 31 are summarized as follows:

($ millions)	2006	2005	2004
Fixed maturities	$73.6	72.8	67.7
Equity securities	5.1	4.0	3.5
Cash and cash equivalents, and other	5.7	3.6	2.1

Investment income	84.4	80.4	73.3

Investment expenses	1.3	1.7	1.5

Net investment income	$83.1	78.7	71.8

The Company participated in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio were loaned to other institutions for short periods of time. The Company required collateral, equal to 102% of the market value of the loaned securities. Market values were determined as defined in Note 3 pertaining to investment securities. The collateral was invested by the lending agent, in accordance with Company’s guidelines, generating investment income, net of applicable fees. The Company accounted for this program as a secured borrowing and recorded the collateral held and corresponding liability to return the collateral on its balance sheet. The Company discontinued its participation in the securities

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

lending program effective June 30, 2006. At December 31, 2005, the amount of collateral held was approximately $99.0 million and the market value of securities lent was approximately $96.0 million. At December 31, 2006, the Company had no securities on loan to others.

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

Notes payable: The carrying amount of the Trust Preferred note (defined in Note 6c) in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The $100.0 million, 6.25% Senior Notes (defined in Note 7) have a fair value of $99.1 million and $101.3 million at December 31, 2006 and 2005, respectively. The fair value of the Senior Notes is based on the quoted market price at December 31, 2006 and 2005.

($ millions)	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities	$1,647.4	$1,647.4	$1,617.3	$1,617.3
Equity securities	284.2	284.2	255.6	255.6
Other invested assets	6.3	6.3	7.0	7.0
Cash and cash equivalents	73.4	73.4	28.7	28.7
Notes Payable	118.4	114.6	118.7	116.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

4. Losses and Loss Expenses Payable

Activity in the liability for losses and loss expenses for the year ended December 31 is summarized as follows:

($ millions)	2006	2005	2004
Losses and loss expenses payable, at beginning of year	$728.7	681.8	643.0
Less: reinsurance recoverable on losses and loss expenses payable	17.4	25.9	14.2

Net balance at beginning of year	711.3	655.9	628.8

Incurred related to:
Current year	659.3	657.7	641.4
Prior years	(71.7)	(44.3)	(22.2)

Total incurred	587.6	613.4	619.2

Paid related to:
Current year	389.4	350.5	361.5
Prior years	248.5	242.8	230.6

Total paid	637.9	593.3	592.1

Impact of pooling change, January 1, 2005 (Note 6)	—	35.3	—

Net balance at end of year	661.0	711.3	655.9
Plus: reinsurance recoverable on losses and loss expenses payable	13.5	17.4	25.9

Losses and loss expenses payable, at end of year (affiliate $281.7, $302.6, and $296.9, respectively)	$674.5	728.7	681.8

The Company recorded favorable loss and loss expense reserve development in 2006, 2005, and 2004 of $71.7 million, $44.3 million and $22.2 million, respectively. The favorable development in 2006 was primarily due to ceded losses being above previously anticipated levels by $23.7 million, auto liability losses being $24.7 million less than anticipated because more mature claim data resulted in lower average claim severities than in past projections, and loss adjusting expenses declining by $13.5 million in proportion to losses. The favorable development in 2005 was largely due to ceded reserves being above previously anticipated levels by $14.8 million, catastrophe losses associated with the 2004 hurricanes developing $5.8 million better than previous estimates, and loss adjustment expenses developing favorably by $13.7 million in proportion to losses. The 2004 favorable development relates to normal fluctuations associated with the loss development and claim settlement process.

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

Prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a, the effect of the Company’s external reinsurance on its balance sheets and income statements is summarized as follows:

($ millions)	December 31

	2006	2005
Losses and loss expenses payable:
Direct	$387.2	420.3
Assumed	5.6	5.8
Ceded	(10.8)	(11.9)

Net losses and loss expenses payable	$382.0	414.2

Unearned premiums:
Direct	$309.2	303.2
Assumed	1.2	1.3
Ceded	(6.0)	(5.9)

Net unearned premiums	$304.4	298.6

($ millions)	Year ended December 31
	2006	2005	2004
Written premiums:
Direct	$748.8	749.5	757.7
Assumed	7.1	6.0	6.2
Ceded	(17.7)	(16.9)	(16.1)

Net written premiums	$738.2	738.6	747.8

Earned premiums:
Direct	$743.1	746.9	738.7
Assumed	7.1	6.1	6.1
Ceded	(17.6)	(16.4)	(15.4)

Net earned premiums	$732.6	736.6	729.4

Losses and loss expenses incurred:
Direct	$415.0	455.7	459.1
Assumed	10.8	14.6	5.1
Ceded	(3.5)	(8.2)	(17.1)

Net losses and loss expenses incurred	$422.3	462.1	447.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

6. Transactions with Affiliates

a. Reinsurance

Prior to 2005, State Auto P&C, Milbank, Farmers, SA Ohio (the “STFC Pooled Companies”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”) and State Auto Florida Insurance Company (“SA Florida”) participated in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with State Auto Mutual. Effective January 1, 2005, the Pooling Arrangement was amended to add as participants Meridian Security Insurance Company (“Meridian Security”) and Meridian Citizens Mutual Insurance Company (“Meridian Citizens”), Indiana domiciled property and casualty insurers. Meridian Security is a wholly-owned subsidiary of Meridian Insurance Group, Inc. (“MIGI”), which is wholly-owned by State Auto Mutual. MIGI is party to an affiliation agreement with Meridian Citizens. Meridian Security and Meridian Citizens Mutual are hereafter referred to collectively as the “MIGI Insurers” and together with MIGI as the “MIGI Companies”. SA Wisconsin and SA Florida are wholly owned subsidiaries of State Auto Mutual.

In conjunction with the Pooling Arrangement amendment, the STFC Pooled Companies received $54.0 million in cash from the MIGI Insurers which related to the additional net insurance liabilities assumed on January 1, 2005. The following table presents the impact on the Company’s balance sheet relating to the additional net insurance liabilities assumed on this date:

($ millions)
Losses and loss expense payable	$35.3
Unearned premiums	24.0
Deferred policy acquisition costs	(5.3)

Net cash received	$54.0

Under the Pooling Arrangement, the STFC Pooled Companies, SA Wisconsin, SA Florida and the MIGI Insurers cede to State Auto Mutual all of their insurance business and assume from State Auto Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. The STFC Pooled Companies’ pooling participation percentage remained at 80% under the amended pooling arrangement effective January 1, 2005. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each Company’s participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer; consequently, there is a concentration of credit risk arising from business ceded to State Auto Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed that assumed. The STFC Pooled Companies’ pooling percentage has remained at an 80% participation level since 2001. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides a summary of the reinsurance transactions on the Company’s balance sheets and income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual:

($ millions)	December 31
	2006	2005
Losses and loss expenses payable:
Ceded	$(358.2)	(382.4)
Assumed	639.9	685.0

Net assumed	$281.7	302.6

Unearned premiums:
Ceded	$(292.3)	(283.9)
Assumed	410.7	412.3

Net assumed	$118.4	128.4

($ millions)	Year ended December 31
	2006	2005	2004
Written premiums:
Ceded	$(695.7)	(685.8)	(671.1)
Assumed	974.1	993.9	949.4
Earned premiums:
Ceded	$(687.6)	(676.8)	(646.3)
Assumed	976.0	994.4	932.5
Losses and loss expenses incurred:
Ceded	$(388.4)	(423.4)	(388.2)
Assumed	554.4	579.5	567.6

The STFC Pooled Companies, SA National, State Auto Mutual, SA Wisconsin, SA Florida and the MIGI Insurers are collectively referred to as the “State Auto Group.”

State Auto P&C assumes catastrophe reinsurance from the State Auto Group in the amount of $100.0 million excess of $135.0 million ($120 million prior to July 1, 2006) in exchange for a premium paid by each reinsured company. Under this agreement, the Company has assumed from State Auto Mutual and its affiliates premiums written and earned of $3.0 million, $2.7 million and $2.7 million for 2006, 2005 and 2004, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

As of July 1, 2005, SA National and State Auto Mutual terminated a reinsurance agreement between the parties that included excess of loss and quota share coverages. SA National and State Auto Mutual mutually agreed to terminate the reinsurance agreement because of SA National’s stronger surplus position, relative to the commencement date of the agreement, which makes it more efficient for SA National to retain such exposures rather than to reinsure them. Under the terms of the termination, State Auto Mutual will continue to be liable, with respect to policies in force at the termination date, for occurrences until the expiration, cancellation or next anniversary, not to exceed one year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides a summary of the ceding reinsurance transactions on the Company’s balance sheet and income statement for the reinsurance agreement between SA National and State Auto Mutual:

($ millions)	2006	2005
Balance sheet:
Losses and loss expenses payable	$2.7	5.5
Unearned premiums	$—	0.2

($ millions)	2006	2005	2004
Income statement:
Written premiums	$—	3.8	10.7
Earned premiums	$0.2	6.6	11.5
Losses and loss expenses incurred	$0.7	4.8	7.3

b. Intercompany Balances

Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, the Company has an off-balance sheet credit–risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2006 and 2005 is approximately $250.3 million and $255.1 million, respectively.

c. Notes Payable

In May 2003, STFC Capital Trust I, State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”), issued $15.0 million liquidation amount of its capital securities to a third party. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million included in other invested assets), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities (the “Trust Securities”) is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly (total 9.57% at December 31, 2006). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, effective for reporting periods beginning after June 15, 2003. As a result of the Company’s adopting FIN 46 effective July 1, 2003, the financial statements of the Capital Trust are not consolidated within the accompanying financial statements of the Company.

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

The Subordinated Debentures are unsecured and subordinated to all of the Company’s existing and future senior indebtedness. As sponsor of the Capital Trust, State Auto Financial incurred security issuance costs related to the Trust Preferred Capital Securities and Subordinated Debentures of $0.5 million, which is recorded in other assets and is being amortized into interest expense ($18,000 for 2006, 2005, and 2004) as the underlying interest expense is recognized on the Trust Securities.

On December 27, 2005, State Auto Financial repaid a $45.5 million line of credit it had with State Auto Mutual. This repayment was funded through dividends from State Auto Financial’s insurance subsidiaries. The interest rate under this line of credit was 3.50% and 2.25% for 2005 and 2004, respectively.

d. Management Services

Stateco provides State Auto Mutual and it’s affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.5 million, $2.3 million and $2.5 million in 2006, 2005 and 2004, respectively, and is included in other income (affiliates).

State Auto P&C provides management and operation services to certain of State Auto Mutual’s insurance affiliates for a fee. Revenue relating to these services amounted to $0.2 million, $0.3 million and $1.0 million in 2006, 2005 and 2004, respectively, and is included in other income (affiliates).

e. Other Transactions

State Auto P&C’s December 31, 1990 liability for losses and loss expenses of $65.5 million has been guaranteed by State Auto Mutual. Pursuant to the guaranty agreement, all ultimate adverse development of the December 31, 1990 liability, if any, is to be reimbursed by State Auto Mutual to State Auto P&C in conformance with pooling percentages in place at that time. Through December 31, 2006, there has been no adverse development of the guaranteed liability. As of December 31, 2006, the remaining loss and loss expense liability is approximately $0.9 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

7. Notes Payable and Credit Facility

In November 2003, State Auto Financial issued $100.0 million unsecured senior notes (“Senior Notes”) bearing interest fixed at 6.25% due November 15, 2013. Interest on the Senior Notes is payable May 15 and November 15 of each year beginning May 15, 2004. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of the Company subsidiaries and thereby are effectively subordinated to all Company subsidiaries’ existing and future indebtedness. State Auto Financial may redeem the Senior Notes in whole at any time or in part from time to time at State Auto Financial’s option, on at least 30 but not more than 60 days’ prior written notice, at a redemption price equal to the greater of the principal amount of such notes being redeemed on the redemption date or the make whole amount, based on U.S. Treasury rates as defined by the Senior Notes, plus in each case, accrued and unpaid interest, if any, on the Senior Notes to the redemption date. The Senior Notes issued contain certain covenants as defined in the notes, which among other things, limit State Auto Financial and its subsidiaries ability to issue indebtedness secured by the capital stock of certain State Auto Financial subsidiaries and sell the capital stock of certain State Auto Financial subsidiaries. The Senior Notes also contain a covenant that requires State Auto Financial to take certain actions in the event it engages in mergers, consolidations or sales of all or substantially all of the assets and prohibits State Auto Financial from engaging in such transaction if the Company is in default under the Senior Notes. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets and is being amortized into interest expense ($0.1 million for 2006, 2005 and 2004) as the underlying interest expense is recognized on the Trust Securities.

In November 2005, State Auto Financial entered into a Credit Agreement (the “Credit Agreement”) with a financial institution and a syndicate of other lenders to provide for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophic loss purposes. At the present time, the Company intends to use the Credit Facility for catastrophe loss purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to paying a quarterly fee to have these funds available, the Credit Agreement contains certain covenants, including financial covenants that require State Auto Financial to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. As of December 31, 2006, State Auto Financial had no borrowings under the Credit Agreement and was in compliance with all its covenants.

See discussion of affiliate notes payable at Note 6c. Notes payable at December 31 consisted of the following:

($ millions, except interest rates)	2006			2005
	Carrying Value	Fair Value	Interest Rate	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$102.9	$99.1	6.25%	$103.2	$101.3	6.25%
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6c)	15.5	15.5	9.57	15.5	15.5	8.61

Total Notes Payable	$118.4	$114.6		$118.7	$116.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

8. Federal Income Taxes

The reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the year ended December 31 is summarized as follows:

($ millions)	2006	%	2005	%	2004	%
Amount at statutory rate	$56.6	35	$60.2	35	$53.1	35
Tax-free interest and dividends received deduction	(15.7)	(10)	(14.0)	(8)	(11.2)	(7)
Other, net	0.4	—	(0.1)	—	(0.3)	(1)

Federal income tax expense and rate	$41.3	25	$46.1	27	$41.6	27

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

($ millions)	2006	2005
Deferred tax assets:
Unearned premiums not currently deductible	$28.8	29.9
Losses and loss expenses payable discounting	20.7	24.6
Postretirement and pension benefits	47.9	22.9
Other	10.0	7.4

Total deferred tax assets	107.4	84.8
Deferred tax liabilities:
Deferral of policy acquisition costs	36.4	37.1
Net prepaid pension expense	—	18.8
Unrealized holding gains on investments	24.7	18.0
Other	—	0.8

Total deferred tax liabilities	61.1	74.7

Deferred federal income taxes	$46.3	10.1

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established at December 31, 2006 and 2005.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

In addition to the pension benefit plan, the Company provides a postretirement benefit plan including certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company’s employees may become eligible for these postretirement benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service. The defined benefits and postretirement benefit plans are referred to herein as “the benefit plans.”

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status of its plans (collectively “the benefit plans”) in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of SFAS 87 and 106, all of which were previously netted against the plans’ funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87 and 106. These amounts will be subsequently recognized as net periodic cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The following table provides the incremental effects of adopting the provisions of SFAS 158 on the Company’s balance sheet at December 31, 2006. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in the future.

($millions)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at 12/31/2006
Assets:
Net prepaid pension expense	$61.8	$(61.8)	$—
Deferred federal income taxes	5.6	40.7	46.3

Liabilities:
Postretirement benefits	98.1	26.7	124.8
Pension benefits	—	16.1	16.1

Stockholders’ Equity:
Accumulated other comprehensive Income (loss)	46.6	(63.9)	(17.3)

Included in accumulated other comprehensive (loss) income at December 31, 2006 is the following amounts that have not yet been recognized in net periodic cost:

•

For the Company’s defined benefit plan: net unrecognized actuarial losses of $77.4 million ($50.3 million net of tax); unrecognized prior service costs of $3.4 million ($2.2 million net of tax); unrecognized transition asset remaining from the initial adoption of SFAS 87 of $3.0 million ($1.9 million net of tax). The amount of amortization expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $3.9 million ($2.5 million net of tax), $0.5 million ($0.3 million net of tax), and a benefit of $0.6 million ($0.4 million net of tax), respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

•

For the Company’s postretirement benefit plans other than pension: net unrecognized actuarial losses of $23.6 million ($15.3 million net of tax); unrecognized prior service costs of $3.2 million ($2.1 million net of tax). The amount of amortization expected to be recognized during the fiscal year ending December 31, 2007 for the State Auto Group is $0.8 million ($0.5 million net of tax) and $0.5 million ($0.3 million net of tax), respectively.

The Company uses September 30 as its measurement date to determine the pension and postretirement benefit obligations.

Information regarding the Company’s pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status as of December 31 are as follows:

($ millions)	Pension		Postretirement
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$206.8	175.4	109.2	101.5
Service cost	10.0	8.0	4.9	4.4
Interest cost	11.7	11.2	6.2	6.5
Actuarial (gain) loss	(4.3)	23.2	5.5	(0.3)
Contributions	—	—	(3.1)	(2.9)
Benefits paid	(10.8)	(11.0)	—	—

Benefit obligation at end of year	$213.4	206.8	122.7	109.2

Change in plan assets:
Fair value of plan assets at beginning of year	$183.4	176.8	2.1	2.1
Employer contribution	10.0	7.5	—	—
Actual gain return on plan assets	14.7	10.1	0.1	—
Benefits paid	(10.8)	(11.0)	—	—
Expected return on plan assets	—	—	—	0.1
Loss on assets	—	—	—	(0.1)

Fair value of plan assets at end of year	$197.3	183.4	2.2	2.1

Funded status	$(16.1)	(23.4)	(120.5)	(107.1)
Unrecognized transition asset	—	(3.6)	—	—
Unrecognized prior service costs	—	3.9	—	3.7
Unrecognized actuarial loss	—	82.3	—	18.5

Postretirement/pension benefits (net prepaid pension expense) at end of year	(16.1)	59.2	(120.5)	(84.9)
SERP (defined below)	—	—	(4.3)	(4.3)

Postretirement/pension benefits (net prepaid pension expense) recognized	$(16.1)	59.2	(124.8)	(111.4)

Accumulated benefit obligation—end of year	$190.9	171.8

The underfunded status of the Company’s benefit plans at December 31, 2006 is recognized in the accompanying balance sheet as postretirement or pension benefits. No assets are expected to be returned to the Company during the fiscal year-ended December 31, 2007. The Company had no additional minimum liability included in other comprehensive income for the pension plan for 2006 (prior to adoption of SFAS 158), 2005 and 2004.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Information regarding the Company’s pension and postretirement benefit plans’ components of net periodic cost for the year ended December 31 is as follows:

($ millions)	Pension			Postretirement
	2006	2005	2004	2006	2005	2004
Components of net periodic cost:
Service cost	$10.0	8.0	7.8	4.9	4.4	3.6
Interest cost	11.7	11.2	10.4	6.2	6.5	5.0
Expected return on plan assets	(17.0)	(16.9)	(16.8)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	0.4	0.4	0.3	0.5	0.5	0.5
Amortization of transition asset	(0.6)	(0.6)	(0.6)	—	—	—
Amortization of net gain	2.9	1.1	0.4	0.6	0.6	—

Net periodic cost	$7.4	3.2	1.5	12.0	11.8	8.9

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ millions)	Pension	Postretirement
2007	$8.7	3.6
2008	8.9	3.9
2009	9.3	4.2
2010	9.8	4.6
2011	10.4	5.1
2012 and thereafter	68.1	31.1

All Company and affiliate personnel are employees of State Auto P&C. The Company, through State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The annual periodic costs related to the Company’s benefit plans is allocated to affiliated companies based on allocations pursuant to intercompany management agreements. The Company’s share of the 2006, 2005, and 2004 net periodic costs for the defined benefit plan were $7.4 million, $3.2 million, and $1.5 million, respectively. For postretirement benefits other than pensions, the Company’s share of the 2006, 2005 and 2004 net periodic costs were $12.0 million, $11.8 million and $8.9 million, respectively.

Summarized in the following table are the weighted average assumptions used to determine the Company’s benefit obligations for the year ended December 31:

	Pension		Postretirement
	2006	2005	2006	2005
Benefit obligations weighted-average assumptions:
Discount rate	6.00%	5.75%	6.00%	5.75%
Rates of increase in compensation levels	4.00	5.00	—	—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Summarized in the following table are the weighted average assumptions used to determine the Company’s net periodic cost for the years ended December 31, 2006, 2005 and 2004:

	Pension			Postretirement
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions:
Discount rate	5.75%	6.50%	6.50%	5.75%	6.50%	6.50%
Expected long-term rate of return on assets	9.00	9.00	9.00	9.00	9.00	9.00
Rates of increase in compensation levels	5.00	5.00	5.00	—	—	—

The Company’s defined benefit plan obligations are long-term in nature and consequently the investment strategies have a long-term time horizon. In establishing the long term rate of return assumption on plan assets, management, along with its pension consulting actuary, reviews the historical performance of the plan assets and the stability in mix of investment portfolio. The expected inflation rate and expected real rates of return of applicable asset classes are then determined to assist in setting appropriate assumptions. The relatively stable investment strategy between fixed maturities and equity securities has produced a 10 year average rate of return on plan assets through September 30, 2006 of 8.9%.

The assumed health care cost trend rates used for the year ended December 31 are as follows:

	Postretirement
	2006	2005	2004
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010	2009

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A one percentage point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2006:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$2.7	$(2.1)
Effect on accumulated postretirement benefit obligation	24.3	(19.4)

The Company also has a supplemental executive retirement plan (“SERP”) for certain executives for which the accrued obligation at December 31, 2006 and 2005 was $4.3 million that is included in the balance sheet postretirement benefit liabilities amount.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May of 2004, the FASB issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provided guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Company and its actuarial advisors completed a review of its plan provisions and concluded that the benefits provided by its plan are actuarially equivalent to Medicare Part D and will be entitled to the subsidy. The Company determined that the enactment of the Act was not a significant event and incorporated the effect of the Act in the 2005 measurement date pursuant to FSP 106-2.

The Company’s benefit plans’ weighted average asset allocations by asset category at the plans’ measurement date of September 30, 2006 and 2005, respectively, are as follows:

	Pension		Postretirement
	2006	2005	2006	2005
Asset Category:
Equity securities	64.6%	65.4%	—	—
Fixed maturity securities	35.4	34.5	100.0%	100.0%
Cash and cash equivalents	—	0.1	—	—

Total	100.0	100.0	100.0	100.0

The plan’s investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the plans’ obligations. The plans’ investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long term relatively high risk tolerance. Since the nature and timing of the plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. Therefore, the Trustees of the plan have authorized that at least 75% of the plans’ assets should be in publicly marketable securities. Bond investments will normally range from 10 to 20 years in maturity. Debt instruments, convertible debt and preferred stock are rated “A” or better by two major rating services. The equity portfolio is comprised primarily of large capitalization, high quality stocks with a strong earnings growth and dividends payment history. Total holding of a specific stock cannot exceed 2% of the outstanding stock. No one equity holding can be greater than 5% of the total equity portfolio. Total holdings of bonds and stocks of any one corporation cannot exceed 5% of assets.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. This range is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute approximately $12.0 million during 2007 to its pension plan, depending on the actuarially calculated funding requirements of such plan. Postretirement and SERP plan payments are deductible for tax purposes when paid.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 2% of contributions of participants’ salary at the rate of 75 cents for each dollar contributed. Participant contributions of 3% to 6% are matched at a rate of 50 cents for each dollar contributed. The Company’s share of the expense under the plan totaled $2.5 million, $2.4 million and $2.2 million for the years 2006, 2005 and 2004, respectively.

10.	Stockholders’ Equity

a. Treasury Shares

The Company currently has no approved plans to repurchase shares of common stock from the public.

b. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank, Farmers, SA Ohio and SA National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $140.8 million, less any dividend payments in the preceding twelve month period, is available for payment to State Auto Financial in 2007 without prior approval. State Auto Financial received no dividends in 2006 from its insurance subsidiaries while in 2005 it received $40.5 million.

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements as of December 31 are as follows:

($ millions)	2006	2005
Statutory capital and surplus of insurance subsidiaries	$856.2	706.1
Net liabilities of non-insurance parent and affiliates	(71.4)	(67.1)

	784.8	639.0
Increases (decreases):
Deferred policy acquisition costs	104.0	106.0
Postretirement and pension obligations	(38.2)	27.5
Deferred federal income taxes	(38.8)	(34.7)
Fixed maturities at fair value	16.8	20.1
Other, net	5.6	5.6

Stockholders’ equity per accompanying consolidated financial statements	$834.2	763.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2006	2005	2004
Statutory net income of insurance subsidiaries	$140.1	123.7	109.8
Net income (loss) of non-insurance parent and affiliates	(0.1)	(2.1)	(0.6)

	140.0	121.6	109.2
Increases (decreases):
Deferred policy acquisition costs	(2.0)	8.5	10.4
Postretirement and pension benefit	(11.8)	(7.1)	(4.7)
Deferred federal income taxes	0.3	2.7	(1.4)
Share-based compensation expense	(6.5)	—	—
Other, net	0.4	0.2	(3.5)

Net income per accompanying consolidated financial statements	$120.4	125.9	110.0

11.	Preferred Stock

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

12.	Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation plans for employees and non-employee directors under the measurement and recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes (See Note 1k—Share-Based Compensation). For share-based awards granted to the Company’s independent insurance agencies, the Company recognized share-based compensation within its financial statements in accordance with SFAS 123 and related Interpretations.

The Company maintains share-based compensation plans for its key employees and outside, or non-employee, directors. The share-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”). In May 2005, the Company’s shareholders approved amendments to, and a restatement of, the Equity Plan, which was formerly called the 2000 Stock Option Plan. The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “Outside Directors RSU Plan”), which was approved by the Company’s shareholders in May 2005. The Outside Directors RSU Plan replaced the 2000 Directors Stock Option Plan for outside directors (the “Outside Directors Stock Option Plan”).

Equity Plan

The 2000 Stock Option Plan provided only for the award of qualified and nonqualified stock options. The Equity Plan now provides for the award of qualified and nonqualified stock options, restricted shares,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan (5.0 million common shares under the 2000 Stock Option Plan). As of December 31, 2006, a total of 1,502,147 common shares were available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2006 and 2005 were 0.3 million and 0.4 million, respectively.

The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restricted Period. Restricted shares granted for 2006 were 10,500 with an average grant date fair value of $31.94. There were no restricted shares granted by the Company prior to January 1, 2006.

A summary of the status of the Company’s non-vested restricted shares, and changes during the years is as follows:

	2006
	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—
Granted	10,500	31.94
Vested	—	—
Forfeited	—	—

Outstanding, end of year	10,500	$31.94

As of December 31, 2006, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 2.25 years. No shares vested during the year ended December 31, 2006.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan with a dividend reinvestment feature, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 2.4 million common shares under this plan. As of December 31, 2006, a total of 2.3 million common shares have been purchased under this plan.

Outside Directors Plan

Under the Outside Directors Stock Option Plan, following each annual meeting of shareholders, outside directors received nonqualified options to purchase 4,200 common shares at an option price equal to the fair market value of the common shares at the close of business on the last trading day immediately prior to the date of the annual meeting. These nonqualified options vested upon grant and are exercisable for 10 years from the date of grant. On May 11, 2005 (the date of the Company’s 2005 annual meeting of shareholders), the Outside Directors Stock Option Plan was amended to prohibit the grant of further options under the plan.

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the Outside Directors RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the Outside Directors RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The Outside Directors RSU Plan automatically terminates on May 31, 2015. The Company accounts for the Outside Directors RSU Plan as a liability plan. There were 9,800 RSUs granted in both 2006 and 2005.

The Company distributed shares worth approximately $60,000 under the Outside Directors RSU Plan in 2006. No distributions were made in 2005.

Agent Stock Option Plan

The Company has a stock option incentive plan for certain designated independent insurance agencies (“Agent Stock Option Plan”) that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. As of September 30, 2006, a total of 0.2 million shares were available for issuance under the Agent Stock Option Plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten-year term. Stock options granted for the years 2006 and 2005 were 16,452 and 29,505, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during 2006, 2005, and 2004. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

The fair value of the agent options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows for 2006, 2005 and 2004:

	2006	2005	2004
Fair value per share	$16.61	18.24	13.97
Dividend yield	1.15%	0.99%	0.75%
Risk free interest rate	4.7%	4.3%	4.1%
Expected volatility factor	34.7%	33.6%	36.6%
Expected life in years	8.4	6.4	8.6

The fair value of share-based awards granted to employees in 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

2006
Fair value per share	$12.41
Expected dividend yield	1.12%
Risk free interest rate	5.1%
Expected volatility factor	32.4%
Expected life in years	6.4

As of December 31, 2006, there was $5.4 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 3 years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

A summary of the Company’s total stock option activity and related information for these plans for the years ended December 31, follows:

($ millions, except per share amounts)	2006		2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2.6	$18.76	2.6	$16.46	2.6	$12.84
Granted	0.3	33.49	0.4	26.48	0.4	30.33
Exercised	(0.5)	12.35	(0.4)	9.88	(0.4)	9.33
Canceled	—	27.14	—	23.34	—	24.25

Outstanding, end of year	2.4	$22.09	2.6	$18.76	2.6	$16.46

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of stock options exercised was $11.9 million, $6.0 million and $8.6 million, respectively. The tax benefit for tax deductions from share-based awards totaled $3.2 million, $1.8 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of information pertaining to the total options outstanding and exercisable as of December 31, 2006 follows:

($ millions, except per share amounts)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
Less than $10.00	—	1.0	$9.30	—	$9.30
$10.01 - $20.00	1.3	4.2	15.36	1.3	15.36
$20.01 - $30.00	0.4	8.3	23.32	0.2	26.18
Greater than $30.01	0.7	8.3	32.09	0.3	31.06

	2.4	6.1	$22.09	1.8	$18.96

Aggregate intrinsic value for total options outstanding at December 31, 2006 is $53.9 million. Aggregate intrinsic value for total options exercisable at December 31, 2006 is $34.0 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

13.	Net Earnings Per Common Share

The following table sets forth the compilation of basic and diluted net earnings per common share for the year ended December 31:

($ millions, except per share amounts)	2006	2005	2004
Numerator:
Net earnings for basic and diluted earnings per common share	$120.4	125.9	110.0

Denominator:
Weighted average shares for basic net earnings per common share	40.9	40.3	39.9
Effect of dilutive stock options	0.7	0.8	0.9

Adjusted weighted average shares for diluted net earnings per common share	41.6	41.1	40.8

Basic net earnings per common share	$2.95	3.12	2.76

Diluted net earnings per common share	$2.90	3.06	2.70

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price for the year ended December 31:

(in millions)	2006	2005	2004
Number of options	0.3	0.4	0.4

14.	Other Comprehensive Income

The related federal income tax effect of each component of other comprehensive income (loss) for the year ended December 31, is as follows:

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2006:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$24.7	(8.7)	16.0
Reclassification adjustments for gains realized in net income	5.6	(2.0)	3.6

Net unrealized holding gains	19.1	(6.7)	12.4
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive income	$19.0	(6.7)	12.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2005:
Net unrealized holding losses on securities:
Unrealized holding losses arising during the year	$(23.4)	8.3	(15.1)
Reclassification adjustments for gains realized in net income	5.6	(2.0)	3.6

Net unrealized holding losses	(29.0)	10.3	(18.7)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive losses	$(29.1)	10.3	(18.8)

2004:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the year	$8.0	(2.9)	5.1
Reclassification adjustments for gains realized in net income	7.6	(2.7)	4.9

Net unrealized holding gains	0.4	(0.2)	0.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive income	$0.3	(0.2)	0.1

15.	Reportable Segments

At December 31, 2006, the Company has two significant reportable segments: standard insurance and nonstandard insurance. The reportable segments are business units managed separately because of the differences in products or service they offer, type of customer they serve or because of management considerations. The standard and nonstandard segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, distributing products through the independent insurance agency system.

Due to internal reorganization efforts that occurred throughout 2006 the Company’s significant reportable segments will change, beginning with the first quarter of 2007, to personal insurance, business insurance and investment operations. Prior reporting periods will be conformed to the new segment presentation.

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

Revenue from segments in the other category is attributable to three other operating segments of the Company, which individually are not material: management and operations services segment, an insurance software development and resale segment and a property management and leasing segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides financial information regarding the Company’s reportable segments for the year ended December 31:

($ millions)	2006	2005	2004
Revenues from external customers:
Standard insurance	$1,056.3	1,070.2	1,001.4
Nonstandard insurance	48.8	57.3	76.1
All other	5.3	5.3	6.5

Total revenues from external customers	1,110.4	1,132.8	1,084.0
Intersegment revenues:
Standard insurance	0.1	0.1	0.2
All other	8.9	8.9	8.3

Total intersegment revenues	9.0	9.0	8.5

Total revenue	1,119.4	1,141.8	1,092.5
Reconciling items:
Intersegment revenues	(9.0)	(9.0)	(8.5)
Corporate revenues	1.4	1.1	0.8
Net realized gains on investment	5.6	5.6	7.6

Total consolidated revenues	$1,117.4	1,139.5	1,092.4

Segment profit (loss):
Standard insurance	$157.7	168.7	141.5
Nonstandard insurance	9.4	9.1	10.2
All other	(0.7)	0.7	3.0

Total segment profit	166.4	178.5	154.7
Reconciling items:
Corporate expenses	(10.3)	(12.1)	(10.7)
Net realized gains on investments	5.6	5.6	7.6

Total consolidated income before federal income taxes	$161.7	172.0	151.6

Net investment income:
Standard insurance	$77.3	73.1	66.1
Nonstandard insurance	3.9	4.1	4.5
All other	0.5	0.4	0.4

Total net investment income	81.7	77.6	71.0
Reconciling items:
Corporate net investment income	1.4	1.1	0.8

Total consolidated net investment income	$83.1	78.7	71.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	December 31
	2006	2005
Segment assets:
Standard insurance	$2,182.7	2,147.4
Nonstandard insurance	109.1	112.9
All other	20.2	21.4

Total segment assets	2,312.0	2,281.7
Reconciling items:
Corporate assets	26.2	32.1
Reclassification adjustments in consolidation	(83.1)	(38.9)

Total consolidated assets	$2,255.1	2,274.9

Revenues from external customers include the following products and services for the year ended December 31:

($ millions)	2006	2005	2004
Earned premiums:
Standard insurance:
Automobile – Personal	$362.1	385.7	384.9
Automobile – Commercial	100.3	103.2	99.8
Homeowners and farmowners	200.7	195.1	165.9
Commercial multi-peril	87.5	84.5	78.9
Workers’ compensation	33.8	34.4	30.9
Fire and allied	84.2	84.8	76.8
Other liability and products liability	77.5	76.7	67.2
Other lines	32.9	32.8	30.9

Total standard insurance earned premiums	979.0	997.2	935.3
Total nonstandard insurance earned premiums	44.8	53.1	71.5

Total earned premiums	1,023.8	1,050.3	1,006.8
Net investment income	81.7	77.6	71.0
Other income	4.9	4.9	6.2

Total revenues from external customers	$1,110.4	1,132.8	1,084.0

The standard insurance segment participates in a reinsurance pooling agreement with other standard insurance affiliates. For discussion regarding this arrangement and this segment contribution to the pool and participation in the pool, see Note 6. Revenues from external customers are derived entirely within the United States. Also, all long-lived assets are located within the United States.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

16.	Quarterly Financial Data (unaudited)

($ millions, except per share amounts)	2006
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$276.8	280.0	279.6	281.0
Income (loss) before federal income taxes	56.7	(0.2)	42.4	62.8
Net income	40.2	4.1	31.2	44.9
Net earnings per common share:
Basic	$0.99	0.10	0.76	1.10
Diluted	$0.97	0.10	0.75	1.08

($ millions, except per share amounts)	2005
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$285.9	284.2	288.5	280.9
Income before federal income taxes	57.8	54.4	20.2	39.6
Net income	40.8	38.8	16.8	29.5
Net earnings per common share:
Basic	$1.02	0.96	0.41	0.73
Diluted	$1.00	0.94	0.41	0.71

17.	Contingencies

The Company’s insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policies at December 31, 2006. In the opinion of management, the effects, if any, of such litigation and published court decisions are not expected to be material to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K follows. The attestation report of our independent registered public accounting firm required by Item 308(b) of Regulation S-K is found under the caption “Report of the Independent Registered Public Accounting Firm” in Item 8 of this Form 10-K.

The following report is provided by our management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

2.

Our management has used the Committee Of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of our internal control over financial reporting. Our management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting.

4.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in our 2007 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of our Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 3, 2007, the members of our Audit Committee were Richard K. Smith, David J. D’Antoni, David R. Meuse and Paul S. Williams. Mr. Smith is Chairman of our Audit Committee. Our Board of Directors has determined that Mr. Smith is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in our 2007 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2006 annual meeting of stockholders.

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics has been posted on our website at www.stfc.com under “Corporate Governance.” Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our website described above within four business days following its occurrence.

Item 11. Executive Compensation

Our 2007 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Compensation of Directors,” “Compensation of Executive Officers”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report”. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in our 2007 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in our 2007 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Transactions” in our 2007 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in our 2007 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Public Accountants” in our 2007 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2006, 2005 and 2004 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

Schedule Number	Schedule

I.	Summary of Investments—Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)    LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

4.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation, and Articles 1, 3, 5 and 9 of the Company’s Amended and Restated Code of Regulations	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 3(A) and 3(B) therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (e) therein)

10.03*	1991 Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.04*	Amendment Number 1 to the 1991 Stock Option Plan	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.05*	Amendment Number 2 to the 1991 Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.06*	Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001	Form 10-Q for the period ending September 30, 2003 (see 10.01) therein)

10.07*	1991 Directors’ Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.08*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

10.09*	Second Amendment to 1991 Directors’ Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.10*	2000 Directors Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.11*	First Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.12*	Second Amendment to 2000 Directors Stock Option Plan	Form 10-Q for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.13*	Third Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.14*	Fourth Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

10.15*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.66 therein)

10.16	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.17	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005

10.18	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Form 10-K Annual Report for the year ended December 31, 2005

10.19	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005

10.20	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005

10.21*	Employment Agreement dated as of May 22, 2003, between State Auto Financial Corporation and Robert H. Moone	Form 10-Q for the period ending June 30, 2003 (see 10(WW) therein)

10.22*	First Amendment to Employment Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.59 therein)

10.23*

Employment Agreement dated as of March 2, 2006, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005

10.24*	Amendment to Employment Agreement dated as of January 24, 2007, among State Auto	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

10.25*	Amended and Restated Executive Agreement between State Auto Financial Corporation and Robert H. Moone dated as of May 11, 2005	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.58 therein)

10.26*	Executive Agreement dated as of March 2, 2006, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005

10.27*	Executive Agreement dated as of March 2, 2001, between State Auto Financial Corporation and Mark A. Blackburn	Included herein

10.28*

Separation Agreement and Release dated as of June 19, 2006 among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven J. Johnston

Form 10-Q for the period ended June 30, 2006 (see Exhibit 10.68 therein)

10.29*

Retirement Agreement dated as of November 3, 2006, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and John R. Lowther

Included herein

10.30	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q for the period ending June 30, 2003 (see 10(XX) therein)

10.31	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q for the period ending June 30, 2003 (see 10(YY) therein)

10.32

Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective as of July 1, 2005 among State Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company, and State Auto Property and Casualty Insurance Company

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.33 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.33	Endorsement No. 1 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract effective November 9, 2005 among State	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.34 therein)

Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company, and State Auto Property and Casualty Insurance Company

10.34

Endorsement No. 2 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract (effective July 1, 2005) (with respect to State Auto Insurance Company of Wisconsin) among State Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company, and State Auto Property and Casualty Insurance Company

Form 10-Q for the period ended March 31, 2006 (see Exhibit 10.67 therein)

10.35

Property Catastrophe Overlying Excess of Loss Reinsurance Contract (effective July 1, 2006) among State Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company and State Auto Property and Casualty Insurance Company

Form 10-Q for the period ended September 30, 2006 (see Exhibit 10.69 therein)

10.36	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1/4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.37	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.38

Credit Agreement dated as of November 9, 2005, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as lenders, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender

Form 8-K current Report filed on November 14, 2005 (see Exhibit 10.1 therein)

10.39	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(OO) therein)

10.40

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, an Ohio corporation, State Auto Property and Casualty Insurance Company, a South Carolina corporation and Midwest Security Insurance (nka State Auto Insurance Company of Wisconsin), a Wisconsin corporation

Form 10-K Annual Report for the year ended December 31, 2005

10.41

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

10.42

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

Form 10-Q for the period ending March 31, 2005 (see Exhibit 10.56 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.43*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.60 therein)

10.44*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005

10.45*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.62 therein)

10.46*

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005

10.47*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.63 therein)

10.48*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.61 therein)

10.49*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005

10.50*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.64 therein)

10.51*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q for the period ending June 30, 2005 (see Exhibit 10.65 therein)

10.52*	Amended and Restated SERP of State Auto Mutual effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.53*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005

10.54*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.55

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005

10.56*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005

10.57*	State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005

10.58*	First Amendment to the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of November 22, 2002)	Form 10-K Annual Report for the year ended December 31, 2005

10.59

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, and State Auto Property and Casualty Insurance Company regarding the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005

10.60*	Form of State Auto Property & Casualty Insurance Company’s Incentive Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney – Robert P. Restrepo, Jr., David J. D’Antoni, Paul W. Huesman, David R. Meuse, S. Elaine Roberts, Richard K. Smith, Alexander B. Trevor and Paul S. Williams	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS

The exhibits included with this Form 10-K, as indicated in Item 15(a)(3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules follow the signatures to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused our report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 12, 2007	/s/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, our report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 12, 2007

/s/ STEVEN E. ENGLISH Steven E. English	Vice President and Chief Financial Officer (principal financial officer)	March 12, 2007

/s/ CYNTHIA A. POWELL Cynthia A. Powell	Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	March 12, 2007

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 12, 2007

PAUL W. HUESMAN* Paul W. Huesman	Director	March 12, 2007

DAVID R. MEUSE* David R. Meuse	Director	March 12, 2007

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 12, 2007

RICHARD K. SMITH* Richard K. Smith	Director	March 12, 2007

ALEXANDER B. TREVOR* Alexander B. Trevor	Director	March 12, 2007

PAUL S. WILLIAMS* Paul S. Williams	Director	March 12, 2007

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ STEVEN E. ENGLISH Steven E. English	Attorney in Fact	March 12, 2007

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2006

($ millions)
Available-for-Sale Type of Investments	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
U.S. Treasury securities & obligations	$180.1	$177.9	$177.9
States & political subdivisions	1,229.8	1,251.0	1,251.0
Corporate securities	15.8	16.1	16.1
Mortgage-backed securities of U.S. government agencies	204.9	202.4	202.4

Total fixed maturities	1,630.6	1,647.4	1,647.4

Equity securities:
Common stocks:
Consumer	69.4	85.0	85.0
Technologies	23.3	25.6	25.6
Pharmaceuticals	6.6	7.0	7.0
Financial services	64.8	87.6	87.6
Manufacturing & other	66.7	79.0	79.0

Total equity securities	230.8	284.2	284.2
Other invested assets	5.8	6.3	6.3

Total investments	$1,867.2	$1,937.9	$1,937.9

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

($ millions)	December 31
	2006	2005
ASSETS

Fixed maturities, available for sale, at fair value	$1.0	13.0
Equity securities, available for sale, at fair value	10.0	8.4
Investments in common stock of subsidiaries (equity method)	920.9	846.6
Other invested assets, at fair value	1.5	1.3
Cash and cash equivalents	12.3	7.9
Other assets	1.9	2.2
Federal income tax	6.3	5.3
Deferred federal income tax	2.0	0.5

Total assets	$955.9	885.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable (affiliates $15.5)	$118.4	118.7
Due to affiliates	0.7	0.8
Accrued expenses	2.6	2.2

Total liabilities	121.7	121.7

STOCKHOLDERS’ EQUITY
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	-	-
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	-	-
Common stock, without par value. Authorized 100.0 shares; 45.7 and 45.1 issued, respectively, at stated value of $2.50 per share	114.3	112.8
Less 4.7 and 4.6 treasury shares, respectively, at cost	(58.1)	(56.8)
Additional paid-in capital	87.3	70.2
Accumulated other comprehensive income	(17.3)	34.3
Retained earnings	708.0	603.0

Total stockholders’ equity	834.2	763.5

Total liabilities and stockholders’ equity	$955.9	885.2

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Income

	Year ended December 31
($ millions)	2006	2005	2004
Investment income	$1.4	1.1	0.8
Net realized gain on investments	0.1	-	0.1

Total revenue	1.5	1.1	0.9

Interest expense (affiliate $1.5, $2.8, and $1.9, respectively)	7.4	8.8	7.3
Other operating expenses	3.2	3.2	2.8

Total expenses	10.6	12.0	10.1

Loss before federal income taxes	(9.1)	(10.9)	(9.2)

Federal income tax benefit	(4.8)	(3.3)	(4.3)

Net loss before equity in net income of subsidiaries	(4.3)	(7.6)	(4.9)

Equity in net income of subsidiaries	124.7	133.5	114.9

Net income	$120.4	125.9	110.0

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year Ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$120.4	125.9	110.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	(0.2)	0.1	0.1
Share-based compensation	0.4	0.6	-
Net realized gain on investments	(0.1)	-	(0.1)
Equity in net income from consolidated subsidiaries	(124.7)	(133.5)	(114.9)
Changes in operating assets and liabilities:
Accrued expenses and due to affiliates	-	1.0	-
Other assets	0.1	(0.3)	0.2
Excess tax benefits on share-based awards	(0.1)	-	-
Federal income taxes	(6.2)	1.9	0.9

Net cash provided by (used in) operating activities	(10.4)	(4.3)	(3.8)

Cash flows from investing activities:
Capitalization of subsidiary	4.4	(1.5)	(0.5)
Dividends received from consolidated subsidiaries	7.1	47.6	16.0
Purchase fixed maturities	(2.0)	(9.0)	(18.7)
Purchase equity securities	(3.9)	(1.9)	(3.6)
Purchase other invested assets	(0.1)	-	-
Maturities of fixed maturities	14.0	2.6	-
Sale of fixed maturities	-	3.9	17.8
Sale of equity securities	3.2	1.7	2.0
Disposal of fixed assets	-	0.3	-

Net cash provided by investing activities	22.7	43.7	13.0

Cash flows from financing activities:
Net proceeds from sale of common stock	7.4	4.1	5.6
Proceeds from terminating hedge derivatives	-	-	3.8
Repayment of debt	-	(45.5)	-
Payment of dividends	(15.4)	(8.6)	(2.3)
Excess tax benefits on share-based awards	0.1	-	-

Net cash (used in) provided by financing activities	(7.9)	(50.0)	7.1

Net increase (decrease) in cash and invested cash	4.4	(10.6)	16.3
Cash and cash equivalents at beginning of year	7.9	18.5	2.2

Cash and cash equivalents at end of year	$12.3	7.9	18.5

Supplemental Disclosures:
Cash received for federal income taxes	$5.3	5.1	5.2

Cash paid for interest	$7.7	9.0	8.2

Note to condensed financial statements:

In our parent-company-only financial statements, our Company’s investment in subsidiaries is stated at cost plus equity in net income from consolidated subsidiaries since the date of acquisition. Our Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Our parent-company-only financial statements should be read in conjunction with our Company’s consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2006, 2005, and 2004

($ millions)
Segment	Deferred policy acquisition cost	Future benefits, claims and loss	Unearned premiums	Other claims and benefits payable	Premium revenue
Year ended December 31, 2006:
Standard insurance segment	$101.5	$650.6	$416.7	-	$979.0
Nonstandard insurance segment	2.5	23.9	12.1	-	44.8

Total	104.0	674.5	428.8	-	1,023.8

Year ended December 31, 2005:
Standard insurance segment	$93.7	$641.6	$393.3	-	$935.3
Nonstandard insurance segment	3.0	31.8	14.7	-	53.1

Total	106.0	728.7	432.9	-	1,050.3

Year ended December 31, 2004:
Standard insurance segment	$82.6	$599.4	$376.1	-	$878.3
Nonstandard insurance segment	3.8	40.2	21.7	-	71.5

Total	97.5	681.8	415.0	-	1,006.8

Segment	Net investment income (1)	Benefits, losses and settlement expenses	Amort. of deferred policy Acquisition costs	Other operating expenses (1)	Premiums written
Year ended December 31, 2006:
Standard insurance segment	$77.3	$560.1	$239.3	$97.6	$977.1
Nonstandard insurance segment	3.9	27.5	8.8	2.3	42.4
All other	0.5	-	-	-	-
Corporate	1.4	-	-	-	-

Total	83.1	587.6	248.1	99.9	1,019.5

Year ended December 31, 2005:
Standard insurance segment	$73.1	$579.2	$241.8	$79.4	$1,020.6
Nonstandard insurance segment	4.1	34.2	10.0	1.7	48.9
All other	0.4	-	-	-	-
Corporate	1.1	-	-	-	-

Total	78.7	613.4	251.8	81.1	1,069.5

Year ended December 31, 2004:
Standard insurance segment	$66.1	$568.8	$214.6	$76.1	$952.3
Nonstandard insurance segment	4.5	50.4	12.7	0.9	65.9
All other	0.4	-	-	-	-
Corporate	0.8	-	-	-	-

Total	71.8	619.2	227.3	77.0	1,018.2

(1)	Net investment income and other operating expenses are allocated to segments on a legal entity basis.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2006, 2005, and 2004

($ million, except percentages)
	Ceded to			Assumed from		Net Amount	Percentage of amount assumed to net(2)
	Gross Amount	Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Year ended December 31, 2006:
Property-casualty earned premiums	$743.1	$17.6	$687.8	$7.1	$979.0	$1,023.8	0.7%

Year ended December 31, 2005:
Property-casualty earned premiums	746.9	16.4	683.4	6.1	997.1	1,050.3	0.6%

Year ended December 31, 2004:
Property-casualty earned premiums	738.7	15.4	657.8	6.1	935.2	1,006.8	0.6%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

(b)	EXHIBITS

Our exhibits have been submitted as a separate section of our report following the financial statement schedules.

(c)	FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules have been submitted as a separate section of our report following the signatures and certifications.