Form 10-Q
period 2007-03-31
State Auto Financial CORP
filed 2007-05-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐    No  ☒

On May 2, 2007, the Registrant had 41,114,766 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2007

Part I. Financial Information

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2007 (unaudited)	December 31 2006 (see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,630.8 and $1,630.6, respectively)	$1,646.0	1,647.4
Equity securities, available for sale, at fair value (cost $235.8 and $230.8, respectively)	287.1	284.2
Other invested assets	5.6	6.3

Total investments	1,938.7	1,937.9
Cash and cash equivalents	115.3	73.4
Accrued investment income and other assets	44.1	43.7
Deferred policy acquisition costs	102.2	104.0
Reinsurance recoverable on losses and loss expenses payable (affiliates $2.4 and $2.7, respectively)	12.8	13.5
Prepaid reinsurance premiums	6.2	6.0
Due from affiliate	—	17.9
Deferred federal income taxes	48.8	46.3
Property and equipment, at cost (net of accumulated depreciation of $5.3 and $5.1, respectively)	12.4	12.4

Total assets	$2,280.5	2,255.1

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $272.6 and $281.7, respectively)	$666.5	674.5
Unearned premiums (affiliates $114.7 and $118.4, respectively)	424.6	428.8
Notes payable (affiliates $15.5)	118.3	118.4
Postretirement benefits	127.3	124.8
Pension benefits	17.9	16.1
Current federal income taxes	10.7	7.2
Other liabilities	49.7	51.1
Due to affiliate	5.3	—

Total liabilities	1,420.3	1,420.9
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.8 and 45.7 shares issued, respectively, at stated value of $2.50 per share	114.4	114.3
Less 4.7 treasury shares, at cost	(58.3)	(58.1)
Additional paid-in capital	89.1	87.3
Accumulated other comprehensive loss	(19.6)	(17.3)
Retained earnings	734.6	708.0

Total stockholders’ equity	860.2	834.2

Total liabilities and stockholders’ equity	$2,280.5	2,255.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2007	2006
Earned premiums (ceded to affiliates $172.6 and $170.0, respectively)	$251.9	256.1
Net investment income	21.3	20.4
Net realized gains (losses) on investments	1.1	(0.9)
Other income (affiliates $0.8 and $0.7, respectively)	1.2	1.2

Total revenues	275.5	276.8
Losses and loss expenses (ceded to affiliates $97.6 and $85.4, respectively)	143.0	127.3
Acquisition and operating expenses	87.0	87.5
Interest expense (affiliates $0.4 and $0.3, respectively)	1.9	1.8
Other expenses, net	2.8	3.5

Total expenses	234.7	220.1

Income before federal income taxes	40.8	56.7
Federal income tax expense	10.0	16.5

Net income	$30.8	40.2

Earnings per common share:
Basic	$0.75	0.99

Diluted	$0.74	0.97

Dividends paid per common share	$0.10	0.09

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2007	2006
Cash flows from operating activities:
Net income	$30.8	40.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2.6	1.9
Share-based compensation	1.2	1.4
Net realized (gains) losses on investments	(1.1)	0.9
Changes in operating assets and liabilities:
Deferred policy acquisition costs	1.8	2.5
Accrued investment income and other assets	(0.5)	—
Net prepaid pension expense	—	1.8
Postretirement and pension benefit liabilities	4.7	2.2
Other liabilities and due to/from affiliates, net	4.6	(0.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.5	1.4
Losses and loss expenses payable	(8.0)	(29.2)
Unearned premiums	(4.2)	(7.1)
Excess tax benefits on share based awards	—	(2.1)
Federal income taxes	2.2	16.5

Net cash provided by operating activities	34.6	29.8

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(119.1)	(70.6)
Purchases of equity securities – available-for-sale	(22.3)	(20.7)
Purchases of other invested assets	(0.4)	(0.1)
Maturities, calls and pay downs of fixed maturities – available-for-sale	20.2	30.1
Sales of fixed maturities – available-for-sale	112.6	29.9
Sales of equity securities – available-for-sale	19.2	28.8
Sales of other invested assets	1.1	0.5
Net additions of property and equipment	(0.2)	(0.1)

Net cash provided by (used in) investing activities	11.1	(2.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	0.2	2.3
Excess tax benefits on share based awards	0.1	2.1
Payment of dividends	(4.1)	(3.6)
Change in securities lending collateral	—	(14.4)
Change in securities lending obligation	—	14.4

Net cash (used in) provided by financing activities	(3.8)	0.8

Net increase in cash and cash equivalents	41.9	28.4

Cash and cash equivalents at beginning of period	73.4	28.7

Cash and cash equivalents at end of period	$115.3	57.1

Supplemental disclosures:
Federal income taxes paid	$7.7	0.2

Interest paid (affiliates $0.4 and $0.3, respectively)	$0.4	0.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2006 Form 10-K.

Certain items in the prior period consolidated financial statements have been reclassified to conform to the 2007 presentation.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ended after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for year ended December 31, 2006, or for any prior period presented in the 2006 Form 10-K, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its postretirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. At December 31, 2006, the Company continued to use the earlier measurement date of September 30, and is currently reviewing the transition alternatives available. The adoption did not have an impact on the Company’s debt covenants.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. See Note 7 for additional required disclosures.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s statements of income or financial position.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which is effective for fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting for deferred acquisition costs associated with modifications to or the internal replacement of insurance contracts. SOP 05-1 focuses on modifications to contracts with integrated product features and internal replacement of contracts in which the new contract offers product features not included in the old contract when both were priced together. The Company’s insurance contracts include only nonintegrated contract features as defined in SOP 05-1, which are contract features that provide coverage that is underwritten and priced only for that incremental insurance coverage and that do not result in re-underwriting or re-pricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s statements of income or financial position.

Pending Adoption of Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 (defined below) to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company plans to adopt this guidance effective January 1, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no new requirements for additional fair-value measures in financial statements. The Company is currently assessing the impact of this new guidance, but does not believe it will be material. The Company plans to adopt this guidance effective January 1, 2008.

2. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended March 31
	2007	2006
Numerator:
Net income for basic earnings per share	$30.8	40.2

Denominator:
Basic weighted average shares outstanding	41.1	40.6
Effect of dilutive share-based awards	0.7	0.9

Diluted weighted average shares outstanding	41.8	41.5

Basic earnings per share	$0.75	0.99

Diluted earnings per share	$0.74	0.97

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended March 31
	2007	2006
Number of options	0.3	—

3. Comprehensive Income

The components of comprehensive income, net of related tax for the three months ended March 31, 2007 and 2006 are as follows:

($ millions)	Three months ended March 31
	2007	2006
Net income	$30.8	40.2
Change in unrealized holding gains, net of tax	(2.3)	(9.3)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—
Amortization of pension and postretirement benefit obligations, net of tax	0.1	—

Comprehensive income	$28.5	30.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Reinsurance

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended March 31
	2007	2006
Premiums earned:
Assumed from non-affiliates	$1.5	2.1
Assumed under State Auto Pool and other affiliate arrangements	241.2	244.3
Ceded to non-affiliates	(4.5)	(4.6)
Ceded under State Auto Pool and other affiliate arrangements	(172.6)	(170.0)

Net assumed premiums earned	$65.6	71.8

Losses and loss expenses incurred:
Assumed from non-affiliates	$(0.5)	5.8
Assumed under State Auto Pool and other affiliate arrangements	135.4	119.1
Ceded to non-affiliates	(0.9)	0.2
Ceded under State Auto Pool and other affiliate arrangements	(97.6)	(85.4)

Net assumed losses and loss expenses incurred	$36.4	39.7

5. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Three months ended March 31
	Pension		Postretirement
	2007	2006	2007	2006
Service cost	$2.3	2.5	$1.4	1.2
Interest cost	3.1	2.9	1.8	1.6
Expected return on plan assets	(4.5)	(4.2)	—	(0.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of transition assets	(0.2)	(0.2)	—	—
Amortization of net loss	1.0	0.7	0.2	0.1

Net periodic cost	$1.8	1.8	$3.5	2.9

The Company expects to contribute approximately $12.0 million to its pension plan in 2007. As of March 31, 2007, this contribution had not been made.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Segment Information

Effective January 1, 2007, the Company had three significant reportable segments: personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, distributing products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market. The Company’s investable assets, the investment operations segment, are managed by Stateco Financial Services, Inc (“Stateco”), a subsidiary of the Company. The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities.

Due to internal reorganization efforts which occurred throughout most of 2006, that included realigning people, processes, systems and compensation programs, the Company changed its significant reportable segments from standard insurance and nonstandard insurance to the new segments described above. Prior reporting periods have been restated to conform to the new segment presentation.

The Company evaluates the performance of its insurance segments using industry financial measurements determined based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. One of the most significant differences between SAP and Generally Accepted Accounting Principles (“GAAP”) is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period the premium is earned.

Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally. The investment operations segment is evaluated based on investment returns of assets managed by Stateco.

The all other category is attributable to three operating segments of the Company, which individually are not material: management and operations services segment, a developer and seller of insurance-related software segment, and a property management and leasing segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the quarters ended March 31:

($ millions)	Three months ended March 31
	2007	2006
Revenues from external sources:
Insurance segments
Personal insurance	$151.6	154.6
Business insurance	100.3	101.5

Total insurance segments	251.9	256.1

Investment operations segment
Net investment income	21.3	20.4
Realized capital gains (losses)	1.1	(0.9)

Total investment operations segment	22.4	19.5

All other	1.2	1.2

Total revenues from external sources	275.5	276.8

Intersegment revenues	2.3	2.2

Total revenues	277.8	279.0
Reconciling items:
Intersegment revenues	(2.3)	(2.2)

Total consolidated revenues	$275.5	276.8

Segment income (loss) before federal income tax:
Insurance segments
Personal insurance SAP underwriting gain	$16.9	26.7
Business insurance SAP underwriting gain	10.7	20.9

Total insurance segments	27.6	47.6
Investment operations segment
Net investment income	21.3	20.4
Realized capital gains (losses)	1.1	(0.9)

Total investment operations segment	22.4	19.5

All other segments	(0.7)	(0.8)

Total segment income before taxes	49.3	66.3
Reconciling items:
GAAP expense adjustments	(6.2)	(7.4)
Interest expense on corporate debt	(1.9)	(1.8)
Corporate expenses	(0.4)	(0.4)

Total consolidated income before federal income taxes	$40.8	56.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the quarters ended March 31:

	Three months ended March 31
	2007	2006
Revenues from significant reportable segments:
Insurance Segments - Premiums earned:
Standard personal auto	$88.7	91.1
Nonstandard personal auto	10.7	11.8
Homeowners	46.5	46.0
Other personal	5.7	5.7

Total personal insurance	151.6	154.6

Commercial auto	24.4	25.2
Commercial multi-peril	21.8	21.6
Fire & allied lines	20.8	21.3
Other and product liability	19.0	18.8
Workers’ compensation	8.1	8.2
Other business	6.2	6.4

Total business insurance	100.3	101.5

Total premiums earned	251.9	256.1

Net investment income	21.3	20.4
Realized capital gain (loss)	1.1	(0.9)

Total investment operations	22.4	19.5

Total revenues from significant reportable segments	$274.3	275.6

Investable assets attributable to our investment operations segment totaled $2,054.0 million at March 31, 2007 and $2,011.3 million at December 31, 2006.

7. Federal Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007 and as a result recognized no material adjustment in the liability for unrecognized income tax benefits. At March 31, 2007, the Company carries no balance for unrecognized tax benefits that it believes are uncertain tax positions.

During the year ended December 31, 2006, the Company recognized only de minimus amounts in interest and penalties. The Company had no accrual for the payment of interest and penalties at March 31, 2007 or December 31, 2006.

The Company is currently not under audit by either the Internal Revenue Service or any state jurisdiction for income tax purposes and all prior audits were settled in years prior to 2007. Tax years 2003 through 2006 remain open for audit.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. The term “SAP” as used below refers to Statutory Accounting Principles and the term “GAAP” as used below refers to U.S. Generally Accepted Accounting Principles.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2007 and December 31, 2006, and for the consolidated statements of income for the three-month periods ended March 31, 2007 and 2006. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2006 (the “2006 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2006 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2006 Form 10-K, which information is incorporated in this Form 10-Q by reference, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Prior to January 1, 2007, we operated in two significant reportable segments, a standard segment and a nonstandard segment. In 2006, we undertook initiatives to realign our internal organization, specifically our people, processes, internal reporting systems and compensation reward programs, to become more focused within the business and personal insurance markets. We have now established integrated personal and business insurance teams with product, profit and production responsibilities for their respective areas. We also recognize that our insurance segments’ pricing of products is risked-based and should not rely on returns from our invested assets to support underwriting results. Consequently, beginning with first quarter 2007, our significant reportable segments became personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations, and we have begun reporting to our principal operating decision makers on these bases, analyzing each segment separately, to support our risk-based pricing focus. Financial information about our segments for 2007 is set forth in Note 6 of our Company’s Condensed Consolidated Financial Statements included in Item 1 of the Form 10-Q. Prior period segment information has been restated to conform to current period presentation.

RESULTS OF OPERATIONS

During the first quarter 2007, net income was $30.8 million compared to $40.2 million for the same 2006 period. Income before federal income taxes for first quarter 2007 was $40.8 million compared to $56.7 million for the same 2006 period. The decline in our income was primarily attributable to an increase in our loss and loss adjustment expenses in comparison to our first quarter 2006, which quarter’s loss experience produced unusually favorable results for us. Our GAAP loss and loss expense ratio for the first quarter 2007 increased to 56.8% from 49.7% in the same 2006 period.

The following table summarizes certain key performance metrics for first quarters 2007 and 2006 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2007	2006
Total revenue	$275.5	276.8
Net income	$30.8	40.2
Stockholders’ equity	$860.2	796.6
Book value per share(1)	$20.94	19.57
Loss and LAE ratio(2)	56.8%	49.7
Expense ratio(2)	34.5%	34.2
Combined ratio(2)	91.3%	83.9
Catastrophe loss and LAE points	3.2	3.7
Premium written growth	(0.6)%	(3.5)
Premium earned growth	(1.6)%	(2.7)
Investment yield	4.3%	4.4

	Three months ended March 31
SAP Basis:	2007	2006
Loss and LAE ratio(3)	56.3%	49.2
Expense ratio(3)	33.3%	33.1
Combined ratio(3)	89.6%	82.3
Net premiums written to surplus(4)	1.1	1.4

(1)

At March 31, 2007, accumulated other comprehensive income, a component of stockholders’ equity, was reduced by $63.8 million and book value per share by $1.55, respectively, for the impact of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which we adopted at December 31, 2006.

(2)	Defined below.

(3)

SAP loss and LAE ratio is losses and loss expenses as a percentage of net earned premium. SAP expense ratio is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. SAP combined ratio is the sum of the SAP loss and LAE ratio and the SAP expense ratio.

(4)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

Insurance Segments

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments and reward our employees. The more common financial measures used are loss and LAE ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is the sum of the loss and LAE ratio and the underwriting ratio. When the combined ratio is less than 100%, the insurer is operating at an underwriting gain and when it is greater than 100%, the insurer is operating at an underwriting loss. Underwriting gain (loss) is determined by subtracting from net earned premiums, losses and loss expenses and underwriting expenses.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies — Deferred Acquisition Costs” included in our 2006

Form 10-K. The “GAAP combined ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums).

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP combined ratio for first quarter 2007 and 2006:

($ millions)	Quarter ended March 31, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$144.7		$102.8		$247.5
Net earned premiums	151.6		100.3		251.9
Losses and loss expenses	91.5	60.3	50.4	50.3	141.9	56.3
Underwriting expenses	43.2	29.9	39.2	38.1	82.4	33.3

SAP underwriting gain and SAP combined ratio	$16.9	90.2	$10.7	88.4	$27.6	89.6

($ millions)	Quarter ended March 31, 2006
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$146.6		$102.5		$249.1
Net earned premiums	154.6		101.5		256.1
Losses and loss expenses	84.7	54.8	41.3	40.7	126.0	49.2
Underwriting expenses	43.2	29.5	39.3	38.3	82.5	33.1

SAP underwriting gain and SAP combined ratio	$26.7	84.3	$20.9	79.0	$47.6	82.3

Revenue

We measure our top-line growth for our insurance segments based on net written premiums, which represent the premiums on the policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as “the policy term.” As such, our written premiums are recognized as earned ratably over the policy term. The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired terms of the policy.

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 40.6% of our total consolidated net written premium.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for first quarter 2007 and 2006:

($ millions)	Net Written Premiums
	2007	2006	% Change
Personal insurance segment:
Standard auto	$88.3	90.1	(2.0)
Nonstandard auto	12.3	12.6	(2.4)
Homeowners	38.6	38.5	0.3
Other personal	5.5	5.4	1.9

Total Personal	$144.7	146.6	(1.3)

	Net Earned Premiums
Personal insurance segment:
Standard auto	$88.7	91.1	(2.6)
Nonstandard auto	10.7	11.8	(9.3)
Homeowners	46.5	46.0	1.1
Other personal	5.7	5.7	—

Total Personal	$151.6	154.6	(1.9)

In total, personal insurance segment net written premium for the first quarter 2007 decreased $1.3 million despite an increase in the number of new personal auto policies written compared to the same 2006 period. The decrease in net written premium was primarily the result of price reductions we took in 2006 to address competitive concerns as well as a reflection of positive loss trends. It remains our strategy that rates be cost-based, reflecting the underlying loss and expense trends.

We continue to focus on attracting new business to our standard personal auto line. The primary product contributing to new business in standard personal auto is our CustomFitSM product which uses a multi-variate rating approach that broadens the underwriting and eligibility guidelines for new customers. By having price points for a larger percentage of the personal auto market, we expect to improve new business opportunities. As of the end of first quarter 2007, we had introduced CustomFitSM in 20 states, which represented approximately 82% of our standard personal auto written premium volume. Since introducing CustomFitSM in December 2005, we have seen a significant improvement in our net written premium production trend for new business. We continue to refine CustomFitSM and in January 2007, we introduced the second generation of this product into its first state. This second generation product includes approximately 300 additional price points to further improve rating sophistication.

We believe independent agents value “ease of doing business” and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in 2006, we entered into agreements with two major comparative rating companies. These comparative rating tools, which we began implementing in early 2007, allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. We believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and new policy discounts introduced in 2006 for nonstandard auto.

Net written premiums in nonstandard personal auto decreased 2.4% in first quarter 2007 compared to the same 2006 period. Nonstandard personal auto production continues to stabilize. During the past two quarters, new business premium increased compared to the same periods a year earlier. The impact of targeted rate decreases coupled with the introduction of new discounts has produced what appears to be an improving premium situation. During first quarter 2007, nonstandard auto policy counts increased.

Homeowners net written premium increased 0.3% in first quarter 2007 compared to the same 2006 period. We have undertaken new homeowners pricing and product initiatives, such as various new home discounts that will complement our CustomFitSM automobile rollout. These initiatives should better position us for the future. The competitive pressures that have impacted personal auto have also extended to homeowners. In 2006, we reduced homeowners rates by an average of approximately

2% which is impacting this year’s premium level. Policy counts were down slightly during the first quarter 2007, although new business policy counts have been increasing.

During first quarter 2007, we continued to enhance our personal lines point of sale portal, netXpressTM, by adding several new integration options with a variety of third party tools used by our independent agents. We also have added a number of internal integration points through the use of web services technology. One example of this is real time integration with our enterprise billing system to provide accurate installment information via netXpressTM. The goal of these technology investments is to streamline quoting and policy issuance for our agents. We strive to be their carrier of choice and ease of doing business is a major driver toward that goal.

At the end of first quarter 2007, we were receiving 95% of our personal auto and homeowners new business applications electronically compared to 90% at the end of first quarter 2006. In addition, we received 83% of our personal auto and homowners endorsements electronically compared to 75% a year ago.

We have also focused on initiatives towards improving our policyholders’ “ease of doing business” with us with respect to bill payment and claim reporting and settlement. In December 2006, we expanded our premium payment method options to include credit and debit card payment options via www.stateauto.com. In March 2007 alone, we received approximately 14,000 payments through our website.

Additionally, we recently completed several strategic initiatives to enhance our claims handling ability and better manage major catastrophes. Field claims personnel are now equipped with mobile devices that permit adjusting property claims at the loss site. We believe that our professional claims service backed by reliable technology will continue to distinguish us from our competitors.

Business Insurance Segment Revenue

We focus our business insurance sales on small to medium sized exposures and offer a broad range of both property and liability coverages such as commercial auto, commercial multi-peril, fire and allied lines, products liability and workers’ compensation.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line for our business insurance segment for first quarters 2007 and 2006:

($ millions)	Net Written Premiums
	2007	2006	% Change
Business insurance segment:
Commercial auto	$25.3	25.8	(1.9)
Commercial multi-peril	21.9	21.7	0.9
Fire & allied lines	20.3	20.3	—
Other & product liability	20.5	19.9	3.0
Workers’ compensation	8.1	8.3	(2.4)
Other commercial	6.7	6.5	3.1

Total business	$102.8	102.5	0.3

	Net Earned Premiums
Business insurance segment:
Commercial auto	$24.4	25.2	(3.2)
Commercial multi-peril	21.8	21.6	0.9
Fire & allied lines	20.8	21.3	(2.3)
Other & product liability	18.9	18.8	0.5
Workers’ compensation	8.1	8.2	(1.2)
Other commercial	6.3	6.4	(1.6)

Total business	$100.3	101.5	(1.2)

The business insurance segment net written premium for first quarter 2007 remained relatively flat in comparison to the same 2006 period. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and new pricing tools that support the production of profitable new business. In fact, during first quarter 2007, new business premiums were up and our policy retention remains comparable to the same 2006 period.

We continue to invest in products, processes and systems that we believe will increase our writings in the small business sector. We have broadened the marketability of our businessowners product by making it available for more types of businesses, adding 31 new classifications and continuing work on additional future improvements to the product. We are also pursuing a more granular pricing structure that we believe will help us price risks more accurately and improve account retention. To strengthen our ability to compete for small retail, wholesale and office accounts, we introduced a new workers’ compensation tier that specifically targets these low-hazard operations.

We also continue to enhance our back office systems which enables us to more effectively support our agents. We recently implemented the technology to provide real time functionality in our business insurance policy administration systems for quote and issuance transactions. Also known as straight through processing (“STP”), our associates are now able to more effectively and accurately handle typical business insurance processing. The policy service time has been greatly reduced as a result of this new technology.

To make it easier for our agents to submit business insurance accounts, we plan to introduce bizXpressSM, our web-based quote and issuance system for businessowners policies in the second quarter. This has been a highly collaborative initiative that has included agent focus group input throughout the project lifecycle. It also leverages the STP technology investment mentioned above. The first line of business supported will be our businessowners product. Two additional lines of business are planned for 2007. This technology investment will better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance.

Losses and Expenses

Our GAAP loss and LAE ratio was 56.8% and 49.7% for the first quarters of 2007 and 2006, respectively. The quarter over quarter comparison was impacted by the exceptional loss and LAE ratio we reported in 2006.

Catastrophe losses for the first quarter 2007 totaled $8.1 million (3.2 loss ratio points) compared to $9.6 million (3.7 loss ratio points) in the first quarter 2006. Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

The following table provides our insurance segments’ comparative SAP loss and LAE ratios by major line of business for first quarter 2007 and 2006:

	SAP Loss and LAE ratios
	2007	2006	Improve (Deteriorate)
Personal insurance segment:
Standard auto	65.7	56.0	(9.7)
Nonstandard auto	61.3	58.4	(2.9)
Homeowners	56.1	54.3	(1.8)
Other personal	10.0	31.9	21.9
Total personal	60.3	54.8	(5.5)

Business insurance segment:
Commercial auto	49.7	30.3	(19.4)
Commercial multi-peril	56.5	40.7	(15.8)
Fire & allied lines	56.2	61.5	5.3
Product & other liability	40.1	29.8	(10.3)
Workers’ compensation	73.1	27.4	(45.7)
Other business	12.6	60.7	48.1
Total business	50.3	40.7	(9.6)
Total SAP personal & business	56.3	49.2	(7.1)

Considering our product lines and size of any one line of business, there tends to be variability in line of business loss results between quarters. It is noteworthy to recognize the increased loss ratio in standard auto in the first quarter 2007 compared to the same 2006 period since it is our largest line of business. Property damage and collision losses due to weather patterns throughout our operating regions during the first quarter 2007 contributed to this loss ratio increase. Also contributing to the increased loss ratios in certain lines was the impact of rate decreases taken in 2006 to reflect positive loss trends from previous periods and to remain competitive, without compromising our overall objective of operating within a targeted combined ratio of 96%.

Loss and loss expenses payable by major line of business at March 31, 2007 and December 31, 2006, respectively, are shown in the following table:

($ millions)	March 31, 2007	December 31, 2006	$ Change
Personal insurance segment:
Standard auto	$172.4	171.8	0.6
Nonstandard auto	20.6	21.6	(1.0)
Homeowners	57.4	57.1	0.3
Other personal	7.2	7.6	(0.4)

Total personal	257.6	258.1	(0.5)

Business insurance segment:
Commercial auto	79.4	82.0	(2.6)
Commercial multi-peril	78.4	79.2	(0.8)
Fire & allied lines	20.0	21.8	(1.8)
Product & other liability	127.9	127.7	0.2
Workers’ compensation	84.7	85.6	(0.9)
Other business	5.6	6.6	(1.0)

Total business	396.0	402.9	(6.9)

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$653.6	661.0	(7.4)

As shown in the table above, there was a small decrease in loss and loss expense reserves in total during the first quarter of 2007. Reserve changes are consistent with exposure level change at the product level. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Loss Reserves” in Item 7 of the 2006 Form 10-K.

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 34.5% and 34.2% for the first quarters of 2007 and 2006, respectively. Our current period expense ratio was being impacted by lower than anticipated premiums, resulting in a higher expense ratio. Employee bonuses, which are related to our level of profitability for the quarter, were lower in the first quarter 2007 in comparison to the same 2006 period. However, this expense component improvement was offset by an increase in expenses related to technological and process improvement initiatives, as previously discussed.

Investment Operations Segment

Our investment portfolio and the investment portfolios of our parent, State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries are managed by our subsidiary Stateco Financial Services, Inc. (“Stateco”). The Investment Committee of the Board of Directors of each of our insurers sets investment policies to be followed by Stateco.

At March 31, 2007, all investments in fixed maturity and equity securities were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our current investment strategy does not rely on the use of derivative financial instruments. Our Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At March 31, 2007, we had no fixed maturity investments rated below investment grade, nor any mortgage loans. We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversitification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend.

See further discussion regarding management of investment portfolio at “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Investments,” “ Overview” and “Market Risk” in Item 7 of the 2006 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our investment portfolio at fair market value at March 31, 2007 and December 31, 2006, respectively:

($ millions)	March 31, 2007		December 31, 2006
Fixed maturities, at fair value	$1,646.0	84.9%	1,647.4	85.0
Equity securities, at fair value	287.1	14.8	284.2	14.7
Other invested assets	5.6	0.3	6.3	0.3

Total investments	$1,938.7	100.0%	1,937.9	100.0

The amortized cost and fair value of fixed maturities at March 31, 2007, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$8.4	8.3
Due after 1 year through 5 years	55.5	55.7
Due after 5 years through 10 years	339.5	347.5
Due after 10 years	1,025.2	1,034.1
Mortgage-backed securities	202.2	200.4

Total	$1,630.8	1,646.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

During 2004, with our improving loss experience, we began allocating a higher proportion of new monies and reinvestments to tax-exempt fixed maturities. In 2005, the Investment Committee of State Auto Financial’s Board of Directors (“the Committee”) approved a targeted allocation of 70% tax-exempt fixed maturities, 15% taxable fixed maturities and 15% equities. This reallocation effort would result in lower pre-tax investment yields but higher after tax investment income than if we had continued under the then current allocation percentages. However, because we had not made significant progress over the 2005 and 2006 periods, primarily due to the lack of new monies to invest resulting from a decline in net written premium and increased level of catastrophe losses paid in recent periods, in November 2006, the Committee approved a $50.0 million repositioning of the then-current taxable and tax-exempt holdings to reach our targeted percentage at a quicker pace. During the Committee’s March 2007 meeting, the allocation status was reviewed and the Committee approved a $100.0 million repositioning of the then-current taxable and tax-exempt holdings. Based on this action, the sale of taxable securities was completed by March 31, 2007; however, some proceeds from the sale were yet to be reinvested into tax-exempt securities at March 31, 2007. Having completed this targeted rebalancing, we assessed the securities held at March 31, 2007, and confirmed our intent to hold these remaining securities until either recovery of fair value or maturity.

The following table provides a breakdown of our investment relative to our targeted allocated percentages provided above at March 31, 2007 and December 31, 2006. Note that we measure our investment portfolio allocation with fixed maturities at amortized cost and equities at fair value.

($ in millions)	March 31, 2007	% of Total	December 31, 2006	% of Total
Taxable fixed maturities (amortized cost)	$303.5	14.9	400.8	20.0
Tax-exempt fixed maturities (amortized cost)	1,327.3	65.1	1,229.8	61.7
Equities (fair value)	287.1	14.1	284.2	14.2
Other invested assets	5.6	0.3	6.3	0.3
Cash and cash equivalents	115.3	5.6	73.4	3.7

Total portfolio	$2,038.8	100.0	1,994.5	100.0

Investment Operations Revenue

Net investment income increased $0.9 million in first quarter 2007 compared to the same 2006 period. An increase in the average invested assets due to our insurance segments’ favorable underwriting cash flows caused the growth in net investment income. The pretax investment yield decreased slightly due partially to the shift over the last year to a higher percentage of tax-exempt securities as previously discussed. Due to our reallocation efforts over the last several years, our after tax net investment income grew to $18.2 million (14.6% effective tax rate) in first quarter 2007 compared to $17.1 million (16.2% effective tax rate) in first quarter 2006, an increase of $1.1 million on an after-tax basis.

($ in millions)	Three months ended March 31
	2007	2006
Gross investment income:
Fixed income securities	$18.8	18.3
Equity securities	1.4	1.1
Other	1.5	1.2

Total gross investment income	21.7	20.6
Investment expenses	0.4	0.2

Net investment income	$21.3	20.4

Average invested assets (at cost)	$1,964.0	1,869.3
Annualized investment yield	4.3%	4.4

Realized gains and losses on investment sales for first quarter 2007 are summarized as follows:

($ millions)	Realized Gains (Losses)	Proceeds Received on Sale
Realized gains:
Fixed maturities	$0.4	$42.1
Equity securities	3.0	14.1

Total realized gains	3.4	56.2
Realized losses:
Fixed maturities	(1.3)	70.4
Equity securities	(1.0)	5.1

Total realized losses	(2.3)	75.5

Net realized gains on investments	$1.1	$131.7

Most of the realized gains during the first quarter 2007 were derived from the equity segment of the portfolio. Equity sales were executed during the quarter for various reasons, including achieving our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer dated municipal bonds as well as selling of taxable securities to reinvest into the tax-exempt fixed securities as described above. The realized losses on the fixed maturities relates primarily to selling taxable securities to support our shift into tax-exempt securities. The realized losses on equity securities relate to the sale of two equity positions where changes in government policy and business conditions, in our opinion, greatly diminished future business prospects.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income. We recognized no other-than-temporary impairments in first quarter 2007 versus $4.3 million in the same 2006 period.

Gross Unrealized Investment Gains and Losses

A review of our investments at March 31, 2007 determined that there were no other-than-temporary impairments in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. In addition, there were no investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There were also no individually material securities with an unrealized holding loss at March 31, 2007.

The following table provides detailed information on our investment portfolio for our gross unrealized gains and losses at March 31, 2007:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$87.5	$0.5	21	$(0.8)	29	$87.2
States & political subdivisions	1,327.3	20.9	411	(4.0)	200	1,344.2
Corporate securities	13.8	0.4	10	(0.0)	3	14.2
Mortgage-backed securities of U.S. Gov. Agencies	202.2	2.0	12	(3.8)	59	200.4

Total fixed maturities	1,630.8	23.8	454	(8.6)	291	1,646.0
Equity Securities:
Consumer	75.2	15.8	25	(0.1)	5	90.9
Technologies	20.4	3.4	8	(0.1)	1	23.7
Pharmaceuticals	7.0	0.4	2	(0.2)	1	7.2
Financial services	59.8	19.8	22	(0.5)	4	79.1
Manufacturing & other	73.4	13.3	21	(0.5)	5	86.2

Total equity securities	235.8	52.7	78	(1.4)	16	287.1
Other invested assets	4.7	0.9	4	—	—	5.6

Total investments	$1,871.3	$77.4	536	$(10.0)	307	$1,938.7

Other Income Statement Items

Our effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. The first quarter 2007 effective tax rate was 24.6% versus 29.1% for the same 2006 period. As previously discussed, the effective tax rate on net investment income declined to 14.6% for first quarter 2007 versus 16.2% in the same 2006 period due to our decision to continue to increase our position in tax-exempt securities.

Interest expense on our debt was $1.9 million versus $1.8 million for the three months ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

At March 31, 2007 and December 31, 2006, we had $115.3 million and $73.4 million, respectively, of cash and cash equivalents and $1,938.7 million and $1,937.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $34.6 million during first quarter 2007 versus $29.8 million for the same 2006 period. Previous quarter activity related to net written premium and paid loss and lae impacts current quarter cash flow from operation activity since this is settled up between us and State Auto Mutual in the month following each quarter end. Despite the fact that net premiums written were down in fourth quarter 2006 versus fourth quarter 2005, paid loss and LAE was also down which more than offset the decline in net written premium and consequently contributed to increase in cash from operations for the three month period ending March 31, 2007 versus the same 2006 period. Offsetting operating cash inflows were estimated federal income tax payments in first quarter 2007 of $7.7 million compared to $0.2 million in the same 2006 period.

Net cash provided by investing activities was $11.1 million during first quarter 2007 compared to net cash used in investing activities of $2.2 million in the same 2006 period. This change in cash flow in the first quarter 2007 was primarily due to the fixed securities repositioning program described above, where we have sold taxable fixed securities but have not yet reinvested all of the proceeds into the targeted tax-exempt fixed securities market.

Net cash used in financing activities was $3.8 million during the first quarter 2007 compared to $0.8 million in cash provided during the same 2006 period. Contributing to this change in cash flows was that there were fewer stock option exercises during the first quarter of 2007 which resulted in $2.1 million in less proceeds on excercises along with $2.0 million less in related tax benefits. Our quarterly shareholder dividend rate for the first quarter 2007 was $0.10 per share compared to $0.09 per share from the same 2006 period.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2007 and outstanding at March 31, 2007.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of March 31, 2007, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2006 through March 31, 2007 ranged from 8.61% to 9.60%.

Credit Agreement

State Auto Financial has a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provides for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility amount by $25.0 million, up to a maximum total facility amount of $125.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes, including working capital and acquisitions, and for catastrophe loss purposes. However, we currently intend to keep the facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangements, see the “Reinsurance Arrangements” section included herein. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit Agreement contains certain covenants, including financial covenants that require us to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. State Auto Financial has not borrowed any funds under the Credit Agreement. As of March 31, 2007, State Auto Financial was in compliance with all of the covenants under the Credit Agreement.

Reinsurance Arrangements

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2006 Form 10-K. There have been no material changes in our reinsurance arrangements since December 31, 2006.

Regulatory Considerations

At March 31, 2007, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Investments,” “Market Risk” in Item 7 of the 2006 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2006 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased * (in whole numbers)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
01/01/07 thru 01/31/07	1,935	$33.87	—	—
02/01/07 thru 02/28/07	—	—	—	—
03/01/07 thru 03/31/07	4,395	31.88	—	—

Total	6,330	$32.68	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.61	Retention Agreement dated as of February 9, 2004, between State Auto Property & Casualty Insurance Company and Steven E. English

10.62	Retention Agreement dated as of May 3, 2004, between State Auto Property & Casualty Insurance Company and Steven R. Hazelbaker

10.63

Investment Management Agreement dated March 29, 2007, between Stateco Financial Services, Inc. and Beacon National Insurance Company, First Preferred Insurance Company, Petrolia Insurance Company and Beacon Lloyds Insurance Company.

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

State Auto Financial Corporation

Date: May 7, 2007	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)