Form 10-Q/A
period 2007-03-31
State Auto Financial CORP
filed 2007-05-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes  ☐    No  ☒

On May 2, 2007, the Registrant had 41,114,766 Common Shares outstanding.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002 (Corrected)

27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 7, 2007	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)