Form 10-Q
period 2007-06-30
State Auto Financial CORP
filed 2007-08-07
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐    No  ☒

On July 31, 2007, the Registrant had 41,178,924 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2007

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1.  Condensed Consolidated Balance Sheets

	June 30 2007	December 31 2006
($ millions, except per share amount)	(unaudited)	(see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,705.1 and $1,630.6, respectively)	$1,691.0	1,647.4
Equity securities, available for sale, at fair value (cost $224.8 and $230.8, respectively)	287.3	284.2
Other invested assets	5.7	6.3

Total investments	1,984.0	1,937.9
Cash and cash equivalents	26.4	73.4
Accrued investment income and other assets	44.7	43.7
Deferred policy acquisition costs	105.8	104.0
Reinsurance recoverable on losses and loss expenses payable (affiliates $2.2 and $2.7, respectively)	12.6	13.5
Prepaid reinsurance premiums	6.5	6.0
Due from affiliate	45.9	17.9
Current federal income taxes	3.0	—
Deferred federal income taxes	58.7	46.3
Property and equipment, at cost (net of accumulated depreciation of $5.4 and $5.1, respectively)	12.3	12.4

Total assets	$2,299.9	2,255.1

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $279.0 and $281.7, respectively)	$682.0	674.5
Unearned premiums (affiliates $119.0 and $118.4, respectively)	439.3	428.8
Notes payable (affiliates $15.5)	118.2	118.4
Postretirement benefits	129.8	124.8
Pension benefits	19.6	16.1
Current federal income taxes	—	7.2
Other liabilities	39.3	51.1

Total liabilities	1,428.2	1,420.9
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.9 and 45.7 shares issued, respectively, at stated value of $2.50 per share	114.7	114.3
Less 4.7 treasury shares, at cost	(58.6)	(58.1)
Additional paid-in capital	93.0	87.3
Accumulated other comprehensive loss	(31.2)	(17.3)
Retained earnings	753.8	708.0

Total stockholders’ equity	871.7	834.2

Total liabilities and stockholders’ equity	$2,299.9	2,255.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2007	2006
Earned premiums (ceded to affiliates $173.9 and $171.2, respectively)	$253.3	256.7
Net investment income	20.6	20.6
Net realized gains on investments	3.6	1.4
Other income (affiliates $0.8 and $0.7, respectively)	1.2	1.3

Total revenues	278.7	280.0
Losses and loss expenses (ceded to affiliates $102.9 and $120.4, respectively)	160.4	194.0
Acquisition and operating expenses	84.4	80.9
Interest expense (affiliates $0.4 )	1.8	1.9
Other expenses, net	3.2	3.4

Total expenses	249.8	280.2

Income (loss) before federal income taxes	28.9	(0.2)
Federal income tax expense (benefit)	5.5	(4.3)

Net income	$23.4	4.1

Earnings per common share:
Basic	$0.57	0.10

Diluted	$0.56	0.10

Dividends paid per common share	$0.10	0.09

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2007	2006
Earned premiums (ceded to affiliates $346.5 and $341.2, respectively)	$505.2	512.8
Net investment income	41.9	41.0
Net realized gains on investments	4.7	0.5
Other income (affiliates $1.6 and $1.5, respectively)	2.4	2.5

Total revenues	554.2	556.8
Losses and loss expenses (ceded to affiliates $200.5 and $205.8, respectively)	303.4	321.3
Acquisition and operating expenses	171.4	168.4
Interest expense (affiliates $0.7 )	3.7	3.7
Other expenses, net	6.0	6.9

Total expenses	484.5	500.3

Income before federal income taxes	69.7	56.5
Federal income tax expense	15.5	12.2

Net income	$54.2	44.3

Earnings per common share:
Basic	$1.32	1.09

Diluted	$1.30	1.07

Dividends paid per common share	$0.20	0.18

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2007	2006
Cash flows from operating activities:
Net income	$54.2	44.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5.3	4.9
Share-based compensation	3.6	4.1
Net realized gains on investments	(4.7)	(0.5)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(1.8)	(0.3)
Accrued investment income and other assets	(1.3)	1.0
Net prepaid pension expense	—	3.7
Postretirement and pension benefit liabilities	9.3	4.0
Other liabilities and due to/from affiliates, net	(43.3)	(23.7)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.4	2.5
Losses and loss expenses payable	7.5	0.7
Unearned premiums	10.5	3.7
Excess tax benefits on share based awards	0.1	0.4
Federal income taxes	(15.3)	(20.6)

Net cash provided by operating activities	24.5	24.2
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(243.1)	(122.6)
Purchases of equity securities – available-for-sale	(25.8)	(41.9)
Purchases of other invested assets	(0.6)	(0.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	38.6	47.9
Sales of fixed maturities – available-for-sale	127.4	51.3
Sales of equity securities – available-for-sale	37.1	46.7
Sales of other invested assets	1.3	0.7
Net additions of property and equipment	(0.2)	(0.2)

Net cash used in investing activities	(65.3)	(18.4)
Cash flows from financing activities:
Proceeds from issuance of common stock	1.9	4.2
Excess tax benefits on share based awards	0.1	2.4
Payment of dividends	(8.2)	(7.3)
Change in securities lending collateral	—	99.0
Change in securities lending obligation	—	(99.0)

Net cash used in financing activities	(6.2)	(0.7)

Net (decrease) increase in cash and cash equivalents	(47.0)	5.1
Cash and cash equivalents at beginning of period	73.4	28.7

Cash and cash equivalents at end of period	$26.4	33.8

Supplemental disclosures:
Federal income taxes paid	$30.5	29.4

Interest paid ($0.7 to affiliates)	$3.9	3.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.

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

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158 which had no effect on the Company’s consolidated statement of income for year ended December 31, 2006, or for any prior period presented in the 2006 Form 10-K, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its postretirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. The adoption did not have an impact on the Company’s debt covenants. At December 31, 2006, the Company continued to use the earlier measurement date of September 30, and is currently reviewing the transition alternatives available and the related impact.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. See Note 8 for additional required disclosures.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which was effective for fiscal years beginning after December 15, 2006. SOP 05-1 provides guidance on accounting for deferred acquisition costs associated with modifications to or the internal replacement of insurance contracts. SOP 05-1 focuses on modifications to contracts with integrated product features and internal replacement of contracts in which the new contract offers product features not included in the old contract when both were priced together. The Company’s insurance contracts include only nonintegrated contract features as defined in SOP 05-1, which are contract features that provide coverage that is underwritten and priced only for that incremental insurance coverage and that do not result in re-underwriting or re-pricing of other components of the contract. Nonintegrated contract features do not change the existing base contract and do not require further evaluation under SOP 05-1. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s financial statements.

Pending Adoption of Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 (defined below) to provide entities a one-time election to measure existing financial instruments and certain other items at fair value at the date of adoption. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of this new guidance and plans to adopt this guidance effective January 1, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no new requirements for additional fair-value measures in financial statements. The Company is currently assessing the impact of this new guidance and plans to adopt this guidance effective January 1, 2008.

2.  Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30		Six months ended June 30
($ millions, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income for basic earnings per share	$23.4	4.1	$54.2	44.3

Denominator:
Basic weighted average shares outstanding	41.1	40.8	41.1	40.7
Effect of dilutive share-based awards	0.7	0.8	0.7	0.8

Diluted weighted average shares outstanding	41.8	41.6	41.8	41.5

Basic earnings per share	$0.57	0.10	$1.32	1.09

Diluted earnings per share	$0.56	0.10	$1.30	1.07

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	Three months ended June 30		Six months ended June 30
(number of options in millions)	2007	2006	2007	2006
Number of options	0.3	—	0.3	—

3.  Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax are as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net income	$23.4	4.1	$54.2	44.3
Change in unrealized holding gains, net of tax	(12.0)	(15.3)	(14.3)	(24.6)
Amortization of gain on derivative used in cash flow hedge	0.1	—	—	—
Amortization of pension and postretirement benefit obligations, net of tax	0.3	—	0.4	—

Comprehensive income (loss)	$11.8	(11.2)	$40.3	19.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4.  Reinsurance

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

	Three months ended June 30		Six months ended June 30
($ millions)	2007	2006	2007	2006
Premiums earned:
Assumed from other insurers and reinsurers	$1.6	1.8	$3.1	3.9
Assumed under State Auto Pool and other affiliate arrangements	242.4	245.2	483.6	489.5
Ceded to other insurers and reinsurers	(4.5)	(4.8)	(9.0)	(9.4)
Ceded under State Auto Pool and other affiliate arrangements	(173.9)	(171.2)	(346.5)	(341.2)

Net assumed premiums earned	$65.6	71.0	$131.2	142.8

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.6	2.2	$0.1	8.0
Assumed under State Auto Pool and other affiliate arrangements	151.4	185.3	286.8	304.4
Ceded to other insurers and reinsurers	(0.9)	(1.3)	(1.8)	(1.1)
Ceded under State Auto Pool and other affiliate arrangements	(102.9)	(120.4)	(200.5)	(205.8)

Net assumed losses and loss expenses incurred	$48.2	65.8	$84.6	105.5

5. Pension	and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies’ pension and postretirement benefit plans:

	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
($ millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2.2	2.5	$1.4	1.2	$4.5	5.0	$2.8	2.4
Interest cost	3.1	2.9	1.8	1.5	6.2	5.8	3.6	3.1
Expected return on plan assets	(4.5)	(4.3)	(0.1)	—	(9.0)	(8.5)	(0.1)	(0.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Amortization of transition assets	(0.1)	(0.1)	—	—	(0.3)	(0.3)	—	—
Amortization of net loss	1.0	0.8	0.2	0.2	2.0	1.5	0.4	0.3

Net periodic cost	$1.8	1.9	$3.4	3.0	$3.6	3.7	$6.9	5.9

The Company expects to contribute approximately $11.5 million to its pension plan in 2007. As of June 30, 2007, this contribution had not been made.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6.  Share-Based Compensation

The Company maintains share-based compensation plans for its key employees and outside, or non-employee, directors. The share-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”). The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “Outside Directors RSU Plan”).

Equity Plan

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan during the three and six months ended June 30, 2007 and 2006 were 0.4 million and 0.3 million, respectively.

Outside Directors RSU Plan

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year. The RSU awards are fully vested upon grant. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, The Company accounts for the Outside Directors RSU Plan as a liability plan. In total, there were 11,200 and 9,800 RSUs granted for the three and six months ended June 30, 2007 and 2006, respectively.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees during 2007 and 2006.

	2007	2006
Fair value per share	$11.28	13.77
Expected dividend yield	1.35%	1.10
Risk free interest rate	4.67%	5.16
Expected volatility factor	32.49%	33.64
Expected life in years	7.0	7.0

As of June 30, 2007, there was $7.4 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 3 years.

Aggregate intrinsic value for total options outstanding at June 30, 2007 is $21.5 million. Aggregate intrinsic value for total options exercisable at June 30, 2007 is $20.3 million. Compensation expense recognized during the three months ended June 30, 2007 and 2006 was $2.1 million and $2.4 million, respectively and for the six months ended June 30, 2007 and 2006 was $3.2 million and $3.6 million, respectively.

7.  Segment Information

The Company has three significant reportable segments: personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and the New England states, distributing products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

other and product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market. The Company’s investable assets, the investment operations segment, are managed by Stateco Financial Services, Inc (“Stateco”), a subsidiary of the Company. The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities.

Due to internal reorganization efforts which occurred throughout most of 2006, that included realigning people, processes, systems and compensation programs, the Company changed its significant reportable segments from standard insurance and nonstandard insurance to the new segments described above, effective January 1, 2007. Prior reporting periods have been restated to conform to the new segment presentation.

The Company evaluates the performance of its insurance segments using industry financial measurements determined based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. One of the most significant differences between SAP and U. S. Generally Accepted Accounting Principles (“GAAP”) is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period the premium is earned.

Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally. The investment operations segment is evaluated based on investment returns of assets managed by Stateco.

The all other category is attributable to three other operating segments of the Company, which individually are not material: management and operations services segment, a developer and seller of insurance-related software segment, and a property management and leasing segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the periods ended June 30:

	Three months ended June 30		Six months ended June 30
($ millions)	2007	2006	2007	2006
Revenues from external sources:
Insurance segments
Personal insurance	$152.6	153.9	$304.2	308.5
Business insurance	100.7	102.8	201.0	204.3

Total insurance segments	253.3	256.7	505.2	512.8
Investment operations segment
Net investment income	20.6	20.6	41.8	41.0
Realized capital gains	3.5	1.4	4.7	0.5

Total investment operations segment	24.1	22.0	46.5	41.5
All other	1.3	1.3	2.5	2.5

Total revenues from external sources	278.7	280.0	554.2	556.8
Intersegment revenues	2.1	2.2	4.4	4.5

Total revenues	280.8	282.2	558.6	561.3
Reconciling items:
Intersegment expenses	(2.1)	(2.2)	(4.4)	(4.5)

Total consolidated revenues	$278.7	280.0	$554.2	556.8

Segment income (loss) before federal income tax:
Insurance segments:
Personal insurance SAP underwriting gain (loss)	$4.7	(15.6)	$21.7	11.1
Business insurance SAP underwriting gain (loss)	4.9	(0.5)	15.6	20.4

Total insurance segments	9.6	(16.1)	37.3	31.5
Investment operations segment:
Net investment income	20.6	20.6	41.9	41.0
Realized capital gains	3.6	1.4	4.7	0.5

Total investment operations segment	24.2	22.0	46.6	41.5
All other segments	(0.7)	(0.4)	(1.4)	(1.2)

Total segment income before taxes	33.1	5.5	82.5	71.8
Reconciling items:
GAAP expense adjustments	(1.8)	(3.1)	(8.0)	(10.5)
Interest expense on corporate debt	(1.8)	(1.9)	(3.7)	(3.7)
Corporate expenses	(0.6)	(0.7)	(1.1)	(1.1)

Total consolidated income (loss) before federal income taxes	$28.9	(0.2)	$69.7	56.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the period ended June 30:

	Three months ended June 30		Six months ended June 30
($ millions)	2007	2006	2007	2006
Revenues from significant reportable segments:
Insurance Segments – Premiums earned:
Standard personal auto	$89.2	90.5	$177.9	181.6
Nonstandard personal auto	10.9	11.4	21.6	23.2
Homeowners	46.8	46.2	93.3	92.2
Other personal	5.7	5.8	11.4	11.5

Total personal insurance	152.6	153.9	304.2	308.5
Commercial auto	24.4	25.2	48.8	50.4
Commercial multi-peril	21.7	22.0	43.5	43.6
Fire & allied lines	20.4	21.1	41.2	42.4
Other & product liability	19.2	19.7	38.1	38.5
Workers’ compensation	8.5	8.4	16.6	16.6
Other business	6.5	6.4	12.8	12.8

Total business insurance	100.7	102.8	201.0	204.3

Total premiums earned	253.3	256.7	505.2	512.8

Net investment income	20.6	20.6	41.9	41.0
Realized capital gain	3.6	1.4	4.7	0.5

Total investment operations	24.2	22.0	46.6	41.5

Total revenues from significant reportable segments	$277.5	278.7	$551.8	554.3

Investable assets attributable to the Company’s investment operations segment totaled $2,010.4 million at June 30, 2007 and $2,011.3 million at December 31, 2006.

8.  Federal Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, and as a result recognized no material adjustment in the liability for unrecognized income tax benefits. At June 30, 2007, the Company carried no balance for unrecognized tax benefits that it believes are uncertain tax positions.

During the year ended December 31, 2006, the Company recognized only de minimus amounts in interest and penalties. The Company had no accrual for the payment of interest and penalties at June 30, 2007 or December 31, 2006.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9.  Subsequent Event

On July 12, 2007, the Company entered into a new credit agreement (“New Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“New Credit Facility”). During the term of the New Credit Facility, the Company has the right to increase the total facility to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. The New Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes. However, the Company currently intends to keep $100.0 million of the New Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto Property and Casualty Company. The New Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The New Credit Facility replaced the $100.0 million revolving credit facility in place through July 12, 2007, which was terminated in connection with entering into this New Credit Agreement. The New Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “second quarter” as used below refers to the three months ended June 30 for the time period then ended. The term “SAP” as used below refers to Statutory Accounting Principles and the term “GAAP” as used below refers to U.S. Generally Accepted Accounting Principles.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2007 and December 31, 2006, and for the consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2006 (the “2006 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2006 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

Prior to January 1, 2007, we operated in two significant reportable segments, a standard segment and a nonstandard segment. In 2006, we undertook initiatives to realign our internal organization, specifically our people, processes, internal reporting systems and compensation reward programs, to become more focused within the business and personal insurance markets. We have now established integrated personal and business insurance teams with product, profit and production responsibilities for their respective areas. We also recognize that our insurance segments’ pricing of products is risked-based and should not rely on returns from our invested assets to support underwriting results. Consequently, beginning with first quarter 2007, our significant reportable segments became personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations, and we have begun reporting to our principal operating decision makers on these bases, analyzing each segment separately, to support our risk-based pricing focus. Financial information about our segments for 2007 is set forth in Note 7 of our Company’s Condensed Consolidated Financial Statements included in Item 1 of the Form 10-Q. Prior period segment information has been restated to conform to current period presentation.

RESULTS OF OPERATIONS

During the three- and six-month periods ended June 30, 2007, net income was $23.4 million and $54.2 million, respectively, as compared to $4.1 million and $44.3 million, respectively for the same 2006 periods. Income (loss) before federal income taxes for the three- and six-month periods ended June 30, 2007 was $28.9 million and $69.7 million, respectively, as compared to $(0.2) million and $56.5 million, respectively for the same 2006 periods. The improvement for the quarter and first six months of 2007 was primarily the result of a reduction in catastrophe losses compared to the same periods a year ago. Our GAAP loss and loss expense ratio for the three- and six-month periods ended June 30, 2007 was 63.3% and 60.1%, respectively, as compared to 75.6% and 62.7%, respectively for the same 2006 periods.

The following table summarizes certain key performance metrics for the three- and six-month periods ended June 30, 2007 and 2006 that we use to monitor our financial performance:

	Three months ended June 30		Six months ended June 30
($ millions, except per share amounts)	2007	2006	2007	2006
GAAP Basis:
Total revenue	$278.7	280.0	$554.2	556.8
Net income	$23.4	4.1	$54.2	44.3
Stockholders’ equity	$871.7	786.9	$871.7	786.9
Book value per share(1)	$21.17	19.25	$21.17	19.25
Loss and LAE ratio(2)	63.3%	75.6%	60.1%	62.7%
Expense ratio(2)	33.4%	31.5%	33.9%	32.8%
Combined ratio(2)	96.7%	107.1%	94.0%	95.5%
Catastrophe loss and LAE points	8.2	23.3	5.7	13.5
Premium written growth	0.0%	(2.4%)	(0.3%)	(2.9%)
Premium earned growth	(1.3%)	(2.7%)	(1.5%)	(2.7%)
Investment yield	4.2%	4.4%	4.3%	4.4%

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
SAP Basis:
Loss and LAE ratio(3)	62.7%	75.0%	59.5%	62.1%
Expense ratio(3)	31.7%	30.0%	32.5%	31.5%
Combined ratio(3)	94.4%	105.0%	92.0%	93.6%

			Twelve months ended June 30
			2007	2006
Net premiums written to surplus(4)			1.1	1.4

(1)

At June 30, 2007, accumulated other comprehensive loss, a component of stockholders’ equity included a loss of $63.6 million which reduced book value per share $1.54 for the impact of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which we adopted at December 31, 2006.

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

Insurance Segments

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments and reward our employees. The more common financial measures used are loss and LAE ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. When the combined ratio is less than 100%, the insurer is operating at an underwriting gain and when it is greater than 100%, the insurer is operating at an underwriting loss. Underwriting gain (loss) is determined by subtracting from net earned premiums, losses and loss expenses and underwriting expenses.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies – Deferred Acquisition Costs” included in our 2006 Form 10-K. The “GAAP combined ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums). All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP combined ratio for the three- and six-month periods ended June 30, 2007 and 2006:

	Three months ended June 30, 2007
($ millions)	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$159.7		$107.9		$267.6
Net earned premiums	152.6		100.7		253.3
Losses and loss expenses	102.2	66.9	56.7	56.3	158.8	62.7
Underwriting expenses	45.7	28.6	39.1	36.3	84.8	31.7

SAP underwriting gain and SAP combined ratio	$4.7	95.5	$4.9	92.6	$9.6	94.4

	Three months ended June 30, 2006
($ millions)	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$158.9		$108.8		$267.7
Net earned premiums	153.9		102.8		256.7
Losses and loss expenses	126.8	82.4	65.6	63.8	192.4	75.0
Underwriting expenses	42.7	26.9	37.7	34.6	80.4	30.0

SAP underwriting loss and SAP combined ratio	$(15.6)	109.3	$(0.5)	98.4	$(16.1)	105.0

	Six months ended June 30, 2007
($ millions)	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$304.4		$210.7		$515.1
Net earned premiums	304.2		201.0		505.2
Losses and loss expenses	193.6	63.6	107.1	53.3	300.7	59.5
Underwriting expenses	88.9	29.2	78.3	37.2	167.2	32.5

SAP underwriting gain and SAP combined ratio	$21.7	92.8	$15.6	90.5	$37.3	92.0

	Six months ended June 30, 2006
($ millions)	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$305.5		$211.3		$516.8
Net earned premiums	308.5		204.3		512.8
Losses and loss expenses	211.5	68.6	106.9	52.3	318.4	62.1
Underwriting expenses	85.9	28.1	77.0	36.4	162.9	31.5

SAP underwriting gain and SAP combined ratio	$11.1	96.7	$20.4	88.7	$31.5	93.6

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

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 39.2% of our total consolidated net written premium at June 30, 2007.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for 2007 and 2006:

	Three months ended June 30			Six months ended June 30
	2007	2006	% Change	2007	2006	% Change
($ millions)	Net Written Premiums
Personal insurance segment:
Standard Auto	$91.6	91.8	(0.2)	$179.8	181.9	(1.2)
Nonstandard Auto	10.0	9.9	1.0	22.3	22.6	(1.3)
Homeowners	52.0	51.2	1.6	90.6	89.7	1.0
Other personal	6.1	6.0	1.7	11.7	11.3	3.5

Total personal	$159.7	158.9	0.5	$304.4	305.5	(0.4)

	Net Earned Premiums
Personal insurance segment:
Standard auto	$89.2	90.5	(1.4)	$177.9	181.6	(2.0)
Nonstandard auto	10.9	11.4	(4.4)	21.6	23.3	(7.3)
Homeowners	46.8	46.2	1.3	93.3	92.2	1.2
Other personal	5.7	5.8	(1.7)	11.4	11.4	—

Total personal	$152.6	153.9	(0.8)	$304.2	308.5	(1.4)

In total, the personal insurance segment net written premium for the first six months of 2007 decreased $1.1 million compared to the same period a year ago. This decrease is attributable to some modest price reductions taken to address competitive concerns as well as a reflection of favorable loss trends. In particular, competition remains intense in the personal auto arena, which is contributing to the small decline in written premium. It remains our strategy that rates be cost-based, reflecting the underlying loss and expense trends. Second quarter 2007 net written premiums were $0.8 million above second quarter 2006, reflecting an improving premium trend. Personal auto policy counts have increased from year end, while counts for other personal products have remained stable.

Net written premiums for our standard auto products decreased 0.2% and 1.2% for the three- and six-months ended June 30, 2007, respectively, compared to the same periods a year ago. We continue to focus on attracting new business to our standard personal auto line. The primary product contributing to new business in standard personal auto is our CustomFitSM product which uses a multi-variate rating approach that broadens the underwriting and eligibility guidelines for new customers. By having price points for a larger percentage of the personal auto market, we expect an increase in new business opportunities. As of the end of second quarter 2007, we had introduced CustomFitSM in 20 states, which represented approximately 82% of our standard personal auto written premium volume. Since introducing CustomFitSM in December 2005, we have seen a significant improvement in our net written premium production trend for new business. We continue to refine CustomFitSM and introduced the second generation of this product into our first state in 2007 with additional states to follow before year-end. This second generation product includes approximately 300 additional price points to further improve rating sophistication.

We believe independent agents value “ease of doing business” and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. During the second quarter we introduced two new “real time” comparative rating tools which can be used by our agents to prepare comparative rate quotes from multiple insurance companies by entering the rating information only one time. We believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process. Easier rating processes combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and new policy discounts introduced in 2006 for nonstandard auto are expected to produce more new business opportunities.

Net written premiums for nonstandard personal auto increased 1.0% in the second quarter 2007 compared to the same 2006 period and decreased 1.3% for the first six months of 2007 compared to the same 2006 period. Nonstandard personal auto production continues to improve. During the past quarter, new business premium increased compared to the same period a year earlier. The impact of targeted rate decreases coupled with the introduction of new discounts has produced an improving premium situation. During the first half of 2007, nonstandard auto policy counts increased.

Homeowners net written premium increased 1.6% and 1.0% in the three and six months ended June 30, 2007, respectively as compared to the same 2006 periods. We have undertaken new homeowners pricing and product initiatives, such as various new home discounts that complement our CustomFitSM automobile rollout. Homeowner policy counts were down slightly during the first half of 2007, but new business policy premiums increased in each of the first two quarter of 2007.

During the first half of 2007, we continued to enhance our personal lines point of sale portal, netXpressTM, by adding several new integration options with a variety of third party tools used by our independent agents. We also have added a number of internal integration points through the use of web services technology. One example of this is real time integration with our enterprise billing system to provide accurate installment information via netXpressTM. The goal of these technology investments is to streamline quoting and policy issuance for our agents. We strive to be their carrier of choice and ease of doing business is a major driver toward that goal.

We have also focused on improving our policyholders’ “ease of doing business” with us with respect to bill payment and claim reporting and settlement. In December 2006, we expanded our premium payment method options to include credit and debit card payment options via www.stateauto.com. During the first half of 2007, we received over 80,000 payments through our website. Late in the second quarter, we also deployed an Interactive Voice Response (“IVR”) solution to accept premium payments over the phone providing yet another option for policyholders. The IVR solution provides a more efficient business process for our payment services department and is expected to drive better policy retention results.

Additionally, we recently completed several strategic initiatives to enhance our claims handling ability and better manage major catastrophes. Field claims personnel are now equipped with mobile devices that permit adjusting property claims at the loss site. We believe that our professional claims service backed by reliable technology will continue to distinguish us from our competitors.

During the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from this state’s personal lines insurance market beginning with January 1, 2008 renewals. After careful analysis of recent regulatory changes in Florida, we concluded that we could no longer operate our personal lines on a profitable basis in that state. We will continue to write commercial lines business in Florida. See the “Regulation – Rates and Related Regulation” section included in Item 1 of our 2006 Form 10-K for a further discussion of the Florida regulatory changes.

Business Insurance Segment Revenue

We focus our business insurance sales on small to medium sized exposures and offer a broad range of both property and liability coverages such as commercial auto, commercial multi-peril, fire and allied lines, products liability and workers’ compensation.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line for our business insurance segment for 2007 and 2006:

	Three months ended June 30			Six months ended June 30
	2007	2006	% Change	2007	2006	% Change

($ millions)	Net Written Premiums
Business insurance segment:
Commercial auto	$26.4	27.3	(3.3)	$51.7	53.1	(2.6)
Commercial multi-peril	22.5	23.1	(2.6)	44.3	44.8	(1.1)
Fire & allied lines	21.0	21.2	(0.9)	41.3	41.4	(0.2)
Other & product liability	20.6	20.9	(1.4)	41.0	40.8	0.5
Workers’ compensation	10.3	9.4	9.6	18.5	17.7	4.5
Other commercial	7.1	6.9	2.9	13.9	13.5	3.0

Total business	$107.9	108.8	(0.8)	$210.7	211.3	(0.3)

	Net Earned Premiums
Business insurance segment:
Commercial auto	$24.4	25.2	(3.2)	$48.8	50.4	(3.2)
Commercial multi-peril	21.7	22.0	(1.4)	43.5	43.6	(0.2)
Fire & allied lines	20.4	21.1	(3.3)	41.2	42.4	(2.8)
Other & product liability	19.2	19.7	(2.5)	38.1	38.5	(1.0)
Workers’ compensation	8.5	8.4	1.2	16.6	16.6	(0.0)
Other commercial	6.5	6.4	1.6	12.8	12.8	(0.0)

Total business	$100.7	102.8	(2.0)	$201.0	204.3	(1.6)

The business insurance segment net written premium for second quarter 2007 decreased slightly in comparison to the same 2006 period. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our writings in the small business sector. We have broadened the marketability of our business owners product by making it available for more types of businesses by increasing the exposure value per location we insure, and adding 31 new retail and distributor classifications. In addition, we have developed several risk specific packages which will make our business owners product easier to present to prospects. We are also pursuing a more granular pricing structure that we believe will help us price risks more accurately and improve account retention. To strengthen our ability to compete for small retail, wholesale and office accounts, we introduced a new workers’ compensation tier that specifically targets these low-hazard operations.

We also continue to enhance our back office systems which enable us to more effectively support our agents. We recently implemented the technology to provide real time functionality in our business insurance policy administration systems for quote and issuance transactions. Also known as straight through processing (“STP”), our associates are now able to more effectively and accurately handle typical business insurance processing. The policy service time has been greatly reduced as a result of this new technology.

To make it easier for our agents to submit business insurance accounts, we introduced bizXpressSM, our web-based quote and issuance system for business owners policies, to the first two states during the second quarter. We plan to make bizXpressSM available in 27 more states by the end of the year. In addition, we plan to add our workers’ compensation and business auto products to bizXpressSM. This has been a highly collaborative initiative that has included agent focus group input throughout the project lifecycle. It also leverages the STP technology investment mentioned above. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. In the second quarter 2007, we also introduced our business owners product in Arizona and Colorado, strengthened our underwriting staff with additional loss control positions, and obtained the endorsement of three new state business associations.

Losses and Expenses

Our GAAP loss and LAE ratio was 63.3% and 60.1% for the three and six months ended June 30, 2007, respectively as compared to 75.6% and 62.7% for the same 2006 periods. The improvement in the 2007 ratios was primarily due to a reduction in catastrophe losses.

Catastrophe losses for the three and six months ended June 30, 2007 totaled $20.7 million (8.2 loss ratio points) and $28.8 million (5.7 loss ratio points) compared to $59.8 million (23.3 loss ratio points) and $69.4 million (13.5 loss ratio points) in the same 2006 periods. During the second quarter of 2007, our catastrophe losses resulted primarily from wind and hail in Ohio, Minnesota, and Wisconsin and mostly impacted our homeowners business. In addition, we experienced adverse development on prior year weather related catastrophes. Catastrophe activity during the second quarter of 2007 was less intense than second quarter of 2006 in which we experienced wind and hail storms throughout our Midwestern operating states. The 2006 storms had a significant impact on both our personal and business insurance property lines. Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

The following table provides our insurance segments’ comparative SAP loss and LAE ratios by major line of business for 2007 and 2006:

	SAP Loss and LAE Ratios
	Three months ended June 30			Six months ended June 30
	2007	2006	Improve (Deteriorate)	2007	2006	Improve (Deteriorate)
Personal insurance segment:
Standard auto	57.7	57.2	(0.5)	61.7	56.6	(5.1)
Nonstandard auto	65.9	60.8	(5.1)	63.7	59.6	(4.1)
Homeowners	86.9	133.8	46.9	71.5	94.2	22.7
Other personal	50.1	108.8	58.7	30.1	70.2	40.1
Total personal	66.9	82.4	15.5	63.6	68.6	5.0
Business insurance segment:
Commercial auto	49.2	38.7	(10.5)	49.5	34.5	(15.0)
Commercial multi-peril	59.7	75.6	15.9	58.1	58.3	0.2
Fire & allied lines	53.0	110.6	57.6	54.6	86.0	31.4
Other & product liability	45.3	40.5	(4.8)	42.7	35.3	(7.4)
Workers’ compensation	113.1	63.4	(49.7)	93.6	45.7	(47.9)
Other commercial	39.5	40.2	0.7	26.1	50.4	24.3
Total business	56.3	63.8	7.5	53.3	52.3	(1.0)
Total SAP personal & business	62.7	75.0	12.3	59.5	62.1	2.6

The personal insurance segment’s loss ratio for 2007 second quarter was 15.5 points better than the same 2006 period. Catastrophes accounted for 11.8 loss ratio points in the 2007 second quarter compared to 29.5 loss ratio points in the same 2006 period. Standard auto results closely tracked our experience from the comparable prior year period . Our nonstandard auto loss ratios deteriorated but remained within acceptable ranges. Homeowners results were substantially better than last year due primarily to a decrease in catastrophe losses during the quarter. The catastrophe impact to the homeowners’ loss ratio for the second quarter 2007 was 32.0 points compared to 79.1 points in the same 2006 period.

For the first six months of 2007 the personal insurance segment loss ratio was 5.0 points better than for the same 2006 period. Catastrophes accounted for 8.1 loss ratio points in the first half of 2007 compared to 16.0 points in the same 2006 period. Excluding the impact of catastrophes, the personal lines loss ratio for the six months of 2007 was 2.9 loss ratio points higher than for the same 2006 period. The increase in both the standard and nonstandard auto loss ratios can be attributed mostly to the rate reductions taken in 2006 as well as to an increase in the average severity of claims. The improvement in the homeowners loss ratio can be attributed primarily to the reduction of catastrophe losses. For the first six months of 2007, catastrophes added 23.0 points to the homeowners loss ratio compared to 43.1 points for the same 2006 period.

The 2007 second quarter loss ratio for the business insurance segment improved 7.5 loss ratio points from the same 2006 period. Property lines performed substantially better, resulting from more normal catastrophe experience. Catastrophes accounted for 2.6 loss ratio points in the 2007 second quarter compared to 14.0 loss ratio points in the same 2006 period. Results for business automobile, commercial multi peril, other property and liability lines, except for workers’ compensation, continue to produce strong results. Our workers’ compensation line of business, which comprises approximately 3.6% of our book of business, produced a loss for the quarter. Frequency for this line of business is flat, but we have experienced a modest rise in severity, primarily related to coverage for lost income. Medical severity is up somewhat, but not significantly. The cause for the significant loss ratio increase for workers’ compensation was unfavorable development on case reserves from prior years. Overall, business insurance, with the exception of workers’ compensation, had a strong performance during the second quarter.

The business insurance segment’s loss ratio for the first six months of 2007 was 1.0 point higher than for the same 2006 period. Catastrophes accounted for 2.0 loss ratio points in the first half of 2007 compared to 9.8 points in the first half of 2006. Excluding the impact of catastrophes, the business lines loss ratio for the first six months of 2007 was 8.7 points higher than for the same 2006 period. Worsening workers’ compensation results accounts for 3.9 points of the increase. The remaining increase is attributed to various other business lines reflecting rate reductions in 2006 along with normal fluctuations in the loss ratios between reporting periods.

Loss and loss expenses payable by major line of business at June 30, 2007 and December 31, 2006, respectively, are shown in the following table:

($ millions)	June 30, 2007	December 31, 2006	$ Change
Personal insurance segment:
Standard auto	$170.1	171.8	(1.7)
Nonstandard auto	20.1	21.6	(1.5)
Homeowners	68.4	57.1	11.3
Other personal	8.1	7.6	0.5

Total personal	266.7	258.1	8.6
Business insurance segment:
Commercial auto	78.7	82.0	(3.3)
Commercial multi-peril	80.3	79.2	1.1
Fire & allied lines	21.3	21.8	(0.5)
Product & other liability	128.1	127.7	0.4
Workers’ compensation	88.3	85.6	2.7
Other business	6.0	6.6	(0.6)

Total business	402.7	402.9	(0.2)

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$669.4	661.0	8.4

As shown in the table above, there was an $8.4 million increase in total loss and loss expense reserves during the first half of 2007. The increase relates primarily to the homeowners line which was impacted by second quarter 2007 catastrophes that occurred near the end of the quarter and that had not settled and the workers’ compensation line where we experienced adverse case reserve development on several prior year claims. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 33.4% and 33.9% for the three and six months ended June 30, 2007, respectively, as compared to 31.5% and 32.8% in the same 2006 periods. Our second quarter 2007 ratio was higher than the comparable period in 2006 primarily due to agent and employee bonuses, which are related to our level of profitability, which was lower in the second quarter of 2006. The increase in the 2007 six month expense ratio relates mostly to the agent bonuses as well as an increase in expenses associated with technological and process improvement initiatives.

Investment Operations Segment

Our investment portfolio and the investment portfolios of our parent, State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries are managed by our subsidiary Stateco Financial Services, Inc. (“Stateco”). The Investment Committee of the Board of Directors of each of our insurers sets investment policies to be followed by Stateco.

At June 30, 2007, all investments in fixed maturity and equity securities were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive loss” and as such are not included in the determination of net income.

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our current investment strategy does not rely on the use of derivative financial instruments. Our Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At June 30, 2007, we had no fixed maturity investments rated below investment grade, nor any mortgage loans. We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend

For further discussion regarding management of investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Investments,” “Overview” and “Market Risk” in Item 7 of the 2006 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our investment portfolio at fair market value at June 30, 2007 and December 31, 2006, respectively:

($ millions)	June 30, 2007		December 31, 2006
Fixed maturities, at fair value	$1,691.0	85.2%	1,647.4	85.0
Equity securities, at fair value	287.3	14.5	284.2	14.7
Other invested assets	5.7	0.3	6.3	0.3

Total investments	$1,984.0	100.0%	1,937.9	100.0

The amortized cost and fair value of fixed maturities at June 30, 2007, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$6.2	6.2
Due after 1 year through 5 years	54.0	53.8
Due after 5 years through 10 years	338.8	342.4
Due after 10 years	1,106.9	1,095.2
Mortgage-backed securities	199.2	193.4

Total	$1,705.1	1,691.0

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

In November 2006, the Committee approved a $50.0 million repositioning of the then-current taxable and tax-exempt holdings to reach our targeted percentage at a quicker pace than if we just used new monies. Based on this action, the sale of approximately $50.0 million of taxable securities was completed by December 31, 2006. Reinvestment into tax-exempt securities of the proceeds from these actions was completed during the 2007 first quarter.

During the Committee’s March 2007 meeting, the allocation status was reviewed and the Committee approved an additional $100.0 million repositioning of the then-current taxable and tax-exempt holdings. Based on this action, the sale of approximately $100.0 million of taxable securities was completed by March 31, 2007. Reinvestment into tax-exempt securities of the proceeds from these actions was completed during the 2007 second quarter. After completion of the targeted rebalancing, we assessed the securities held at June 30, 2007, and confirmed our intent to hold the remaining securities until either recovery of fair value or maturity.

The following table provides a breakdown of our investment relative to our targeted allocated percentages provided above at June 30, 2007 and December 31, 2006. Note that we measure our investment portfolio allocation with fixed maturities at amortized cost and equities at fair value.

($ millions)	June 30, 2007	% of Total	December 31, 2006	% of Total
Taxable fixed maturities (amortized cost)	$296.9	14.7	400.8	20.0
Tax-exempt fixed maturities (amortized cost)	1,408.2	69.5	1,229.8	61.7
Equities (fair value)	287.3	14.2	284.2	14.2
Other invested assets	5.7	0.3	6.3	0.3
Cash and cash equivalents	26.4	1.3	73.4	3.7

Total portfolio	$2,024.5	100.0	1,994.5	100.0

Investment Operations Revenue

Net investment income for the three and six months ended June 30, 2007 was the same as the comparable 2006 periods. In 2007 our average invested assets increased due to our insurance segments’ favorable underwriting cash flows. However, our return on investments declined due to rebalancing our bond portfolio as described above toward tax-exempt bonds, which have a lower yield on a pre-tax basis. After tax, our net investment income for the three- and six-months periods ended June 30, 2007 was $18.0 million (12.4% effective tax rate) and $36.2 million (13.5% effective tax rate), respectively, as compared to $17.3 million (16.1% effective tax rate) and $34.3 million (16.2% effective tax rate) for the same 2006 periods.

	Three months ended June 30		Six months ended June 30
($ millions)	2007	2006	2007	2006
Gross investment income:
Fixed income securities	$18.7	18.2	$37.5	36.5
Equity securities	1.4	1.1	2.8	2.2
Other	0.9	1.9	2.5	3.1

Total gross investment income	21.0	21.2	42.8	41.8
Investment expenses	0.4	0.6	0.9	0.9

Net investment income	$20.6	20.6	$41.9	40.9

Average invested assets (at cost)	$1,973.6	1,880.1	$1,962.6	1,872.2
Annualized investment yield	4.2%	4.4	4.3%	4.4
Annualized investment yield after tax	3.7%	3.7	3.7%	3.7

Realized gains and losses on investment sales for three- and six-month periods ended June 30, 2007 are summarized as follows:

	Three months ended June 30, 2007		Six months ended June 30, 2007
($ millions)	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$0.2	$14.9	$0.6	$57.0
Equity securities	3.9	10.6	6.9	24.7

Total realized gains	4.1	25.5	7.5	81.7
Realized losses:
Fixed maturities	—	—	(1.3)	70.4
Equity securities	(0.5)	7.3	(1.5)	12.4

Total realized losses	(0.5)	7.3	(2.8)	82.8

Net realized gains on investments	$3.6	$32.8	$4.7	$164.5

Most of the realized gains in 2007 were derived from the equity segment of the portfolio. Equity sales were executed for various reasons, including the achievement of our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer dated municipal bonds as well as selling of taxable securities to reinvest into the tax-exempt fixed securities as described above. For the six- month period ended June 30, 2007, the realized losses on the fixed maturities related primarily to selling taxable securities to support our shift into tax-exempt securities. The realized losses on equity securities related primarily to the sale of equity positions where changes in government policy or business conditions, in our opinion, greatly diminished future business prospects.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income. We recognized no other-than-temporary impairments in second quarter 2007 versus $1.1 million in the same 2006 period. For the six months ended June 30, 2007, we recognized no other-than-temporary impairments compared to $5.4 million for the same 2006 period. The 2006 write-downs related primarily to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced the estimate of future cash flows we expected to receive from these securities in light of actual default rates of the underlying collateral securities exceeding the assumed defaults.

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at June 30, 2007 determined that there were no other-than-temporary impairments in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. In addition, there were no investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There were also no individually material securities with an unrealized holding loss at June 30, 2007.

The following table provides detailed information on our investment portfolio for our gross unrealized gains and losses at June 30, 2007:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$85.0	$0.1	8	$(1.3)	39	$83.8
States & political subdivisions	1,408.2	12.1	269	(19.4)	374	1,400.9
Corporate securities	12.7	0.3	8	(0.1)	5	12.9
Mortgage-backed securities of U.S. Gov. Agencies	199.2	1.3	10	(7.1)	61	193.4

Total fixed maturities	1,705.1	13.8	295	(27.9)	479	1,691.0
Equity Securities:
Consumer	75.0	18.4	29	(0.3)	2	93.1
Technologies	18.0	5.0	8	—	—	23.0
Pharmaceuticals	7.0	0.5	2	(0.1)	1	7.4
Financial services	53.4	20.4	22	(0.0)	1	73.8
Manufacturing & other	71.4	18.6	27	(0.0)	2	90.0

Total equity securities	224.8	62.9	88	(0.4)	6	287.3
Other invested assets	4.7	1.0	4	—	—	5.7

Total investments	$1,934.6	$77.7	387	$(28.3)	485	$1,984.0

Other Income Statement Items

Interest expense on our debt was $1.8 million and $3.7 million versus $1.9 million and $3.7 million for the three and six months ended June 30, 2007 and 2006, respectively.

Our effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. For the three- and six-month periods ended June 30, 2007, the effective tax rate was 19.0% and 22.2%, respectively, as compared to (2,085.2)% and 21.6% for the same 2006 periods. As previously discussed, the effective tax rate on net investment income declined to 12.4% and 13.5%, respectively for three and six months ended June 30, 2007 versus 16.1% and 16.2% in the same 2006 periods due to our decision to increase our position in tax-exempt securities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs to pay both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments as well as funds available under our Credit Facility (defined below). The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

At June 30, 2007 and December 31, 2006, we had $26.4 million and $73.4 million, respectively, of cash and cash equivalents and $1,984.0 million and $1,937.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $24.5 million during the first six months of 2007 versus $24.2 million for the same 2006 period. Premium collections were lower during the first six months of 2007 compared to the same 2006 period. However loss and expenses paid in the first half of 2007 were lower than during the first half of 2006, netting to similar cash from operations for both periods.

Net cash used in investing activities was $65.3 million during the first six months of 2007 compared to $18.4 million in the same 2006 period. The increased cash flow in 2007 was primarily due to the $50.0 million fixed securities repositioning program described above that occurred during the 2006 fourth quarter. At the beginning of 2007, we had $44.7 more in cash than at the beginning of 2006 as the reinvestment into tax-exempt securities of proceeds resulting from the 2006 fourth quarter action had not been completed until the 2007 first quarter.

Net cash used in financing activities was $6.2 million during the first six months of 2007 compared to $0.7 million during the same 2006 period. Contributing to this change in cash flows were fewer stock option exercises during the second quarter of 2007 which resulted in $2.3 million less in proceeds along with a related $2.3 million cash flow decline in tax benefits. Our quarterly shareholder dividend rate for the six months ended June 30, 2007 was $0.20 per share compared to $0.18 per share from the same 2006 period.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2007 and outstanding at June 30, 2007.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of June 30, 2007, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2006 through June 30, 2007 ranged from 8.61% to 9.60%.

Credit Agreement

Through July 12, 2007, State Auto Financial had a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provided for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). Interest was based on a London interbank market rate or a base rate plus a calculated margin amount. In addition to requiring the payment of a monthly fee to maintain availability of funds, the Credit Agreement contained certain covenants, including financial covenants that required us to (i) maintain a minimum net worth, (ii) not exceed a certain debt to capitalization ratio and (iii) not go below a certain fixed charge coverage ratio. State Auto Financial intended to use the funds available under the Credit Agreement in connection with its catastrophe reinsurance program with State Auto Property & Casualty Insurance Company (“State Auto P&C”). State Auto Financial did not borrow any funds under the Credit Agreement. As of June 30, 2007, State Auto Financial was in compliance with all of the covenants under the Credit Agreement.

On July 12, 2007, State Auto Financial terminated the Credit Agreement and entered into a new credit agreement (“New Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“New Credit Facility”). During the term of the New Credit Facility, we have the right to increase the total facility to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. While the New Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we presently intend to keep $100.0 million of the New Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangements, see the “Reinsurance Arrangements” section included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2006 Form 10-K. The New Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The New Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio.

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

For the first two quarters of 2007, there were no material changes in our reinsurance arrangements since December 31, 2006. As of July 1, 2007 we made revisions to our casualty excess of loss program. Coverage under the casualty excess of loss program was expanded as of July 1, 2007, so that reinsurers are responsible for 100% of the excess over $2 million up to $5 million of covered loss, compared to 95% under the previous program. Our property per risk, property catastrophe excess of loss, intercompany catastrophe reinsurance agreement, workers’ compensation excess of loss and workers’ compensation catastrophe excess of loss programs were also renewed, as is usual and customary annually, as of July 1, 2007 with no material revisions. Overall, the changes to these programs will result in a modest decrease in cost that is not expected to be material to our quarter or year to date results of operations.

Regulatory Considerations

At June 30, 2007, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased * (in whole numbers)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
04/01/07 thru 04/30/07	4,264	$33.21	—	—
05/01/07 thru 05/31/07	1,710	29.81	—	—
06/01/07 thru 06/30/07	3,418	30.94	—	—

Total	9,392	$31.73	—	—

*	All shares repurchased were acquired as a result of stock swap option exercises.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of State Auto Financial Corporation was held on May 4, 2007. The total shares represented at the meeting were 39,281,833 common shares. This constituted 95.6% of the Company’s 41,079,773 common shares outstanding as of March 9, 2007, the record date for the determination of shareholders entitled to notice of and to vote at the annual meeting. Items below without broker non-vote counts are considered routine matters, and broker non-votes do not apply to routine matters. At the annual meeting, the shareholders voted on the following proposals:

1.

The election of Robert E. Baker, Thomas E. Markert, and Alexander B. Trevor as Class I directors, each to hold office until the 2010 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

	Number of Votes
	For	Withheld
Robert E. Baker	39,078,108	203,726
Thomas E. Markert	39,078,664	203,170
Alexander B. Trevor	33,801,272	5,480,561

On the basis of this vote, each of Robert E. Baker, Thomas E. Markert, and Alexander B. Trevor was elected as a Class I director to serve until the 2010 annual meeting and until a successor is elected and qualified.

2.	A proposal to approve an Amendment to the Company’s 1991 Employee Stock Purchase and Dividend Reinvestment Plan and Trust.

For the Proposal	Opposed to Proposal	Abstain	Broker Non-Vote
36,666,163	122,668	416,999	2,076,033

On the basis of this vote, the proposal to approve the Amendment to the Company’s 1991 Employee Stock Purchase and Dividend Reinvestment Plan and Trust was adopted by the shareholders.

3.	A proposal to approve the material terms of Company’s Leadership Bonus Plan.

For the Proposal	Opposed to Proposal	Abstain
35,910,051	2,939,286	432,493

On the basis of this vote, the proposal to approve the material terms of the Company’s Leadership Bonus Plan was adopted by the shareholders.

4.	A proposal to approve the material terms of the Company’s Long-Term Incentive Plan.

For the Proposal	Opposed to Proposal	Abstain	Broker Non-Vote
34,361,567	2,413,828	430,436	2,076,002

On the basis of this vote, the proposal to approve the material terms of the Company’s Long-Term Incentive Plan was adopted by the shareholders.

5.	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007.

For the Proposal	Opposed to Proposal	Abstain
37,206,262	2,052,682	22,887

On the basis of this vote, the proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for 2007 was adopted by the shareholders.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibits

10.64	State Auto Financial Corporation Leadership Bonus Plan

10.65	State Auto Financial Corporation Long-Term Incentive Plan

10.66	First Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005

10.67	First Amendment to Management and Operations Agreement Amended and Restated as of January 1, 2005

10.68

Employment Agreement among BroadStreet Capital Partners, Inc., State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Richard L. Miley

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

State Auto Financial Corporation

Date: August 7, 2007	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)