Form 10-Q
period 2007-09-30
State Auto Financial CORP
filed 2007-11-07
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Yes  ☐     No  ☒

On November 1, 2007, the Registrant had 40,922,302 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2007

Part I. Financial Information

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2007 (unaudited)	December 31 2006 (see note 1)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $1,689.3 and $1,630.6, respectively)	$1,694.5	1,647.4
Equity securities, available for sale, at fair value (cost $199.6 and $230.8, respectively)	258.3	284.2
Other invested assets	5.6	6.3

Total investments	1,958.4	1,937.9
Cash and cash equivalents	115.2	73.4
Accrued investment income and other assets	44.5	43.7
Deferred policy acquisition costs	108.0	104.0
Reinsurance recoverable on losses and loss expenses payable (affiliates $1.9 and $2.7, respectively)	12.4	13.5
Prepaid reinsurance premiums	5.6	6.0
Due from affiliate	24.5	17.9
Current federal income taxes	6.2	—
Deferred federal income taxes	53.3	46.3
Property and equipment, at cost (net of accumulated depreciation of $5.5 and $5.1, respectively)	12.3	12.4

Total assets	$2,340.4	2,255.1

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $275.5 and $281.7, respectively)	$690.5	674.5
Unearned premiums (affiliates $121.6 and $118.4, respectively)	448.6	428.8
Notes payable (affiliates $15.5)	118.1	118.4
Postretirement benefits	132.2	124.8
Pension benefits	9.9	16.1
Current federal income taxes	—	7.2
Other liabilities	42.6	51.1

Total liabilities	1,441.9	1,420.9
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 45.9 and 45.7 shares issued, respectively, at stated value of $2.50 per share	114.8	114.3
Less 4.8 and 4.7 treasury shares, respectively, at cost	(61.3)	(58.1)
Additional paid-in capital	95.0	87.3
Accumulated other comprehensive loss	(20.9)	(17.3)
Retained earnings	770.9	708.0

Total stockholders’ equity	898.5	834.2

Total liabilities and stockholders’ equity	$2,340.4	2,255.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2007	2006
Earned premiums (ceded to affiliates $174.1 and $172.6, respectively)	$252.1	255.8
Net investment income	21.1	20.6
Net realized gains on investments	6.4	2.0
Other income (affiliates $0.8 and $0.7, respectively)	1.3	1.2

Total revenues	280.9	279.6

Losses and loss expenses (ceded to affiliates $115.4 and $99.6, respectively)	164.6	145.0
Acquisition and operating expenses	82.6	87.6
Interest expense (affiliates $0.4)	1.9	1.9
Other expenses, net	3.2	2.7

Total expenses	252.3	237.2

Income before federal income tax	28.6	42.4

Federal income tax expense	5.4	11.2

Net income	$23.2	31.2

Earnings per common share:
Basic	$0.56	0.76

Diluted	$0.55	0.75

Dividends paid per common share	$0.15	0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2007	2006
Earned premiums (ceded to affiliates $520.6 and $513.8, respectively)	$757.3	768.6
Net investment income	63.0	61.6
Net realized gains on investments	11.1	2.5
Other income (affiliates $2.4 and $2.2, respectively)	3.7	3.7

Total revenues	835.1	836.4

Losses and loss expenses (ceded to affiliates $315.9 and $305.4, respectively)	468.0	466.3
Acquisition and operating expenses	254.0	256.0
Interest expense (affiliates $1.1)	5.6	5.6
Other expenses, net	9.2	9.6

Total expenses	736.8	737.5

Income before federal income tax	98.3	98.9

Federal income tax expense	20.9	23.4

Net income	$77.4	75.5

Earnings per common share:
Basic	$1.88	1.85

Diluted	$1.86	1.82

Dividends paid per common share	$0.35	0.28

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2007	2006
Cash flows from operating activities:
Net income	$77.4	75.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8.3	7.5
Share-based compensation	4.9	5.4
Net realized gains on investments	(11.1)	(2.5)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(3.9)	(2.0)
Accrued investment income and other assets	(1.1)	(0.1)
Net prepaid pension expense	—	(4.4)
Postretirement and pension benefit liabilities	2.4	6.1
Other liabilities and due to/from affiliates, net	(18.5)	(11.4)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.5	3.8
Losses and loss expenses payable	16.0	(24.8)
Unearned premiums	19.8	11.8
Excess tax benefits on share based awards	0.2	—
Federal income taxes	(18.8)	(8.9)

Net cash provided by operating activities	77.1	56.0

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(280.6)	(172.1)
Purchases of equity securities – available-for-sale	(34.9)	(65.2)
Purchases of other invested assets	(0.7)	(0.6)
Maturities, calls and pay downs of fixed maturities – available-for-sale	68.6	61.0
Sales of fixed maturities – available-for-sale	148.0	86.3
Sales of equity securities – available-for-sale	77.5	77.4
Sales of other invested assets	1.7	1.7
Net additions of property and equipment	(0.4)	(0.2)

Net cash used in investing activities	(20.8)	(11.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	2.5	6.2
Payments to acquire treasury shares	(2.7)	—
Excess tax benefits on share based awards	0.2	2.5
Payment of dividends	(14.5)	(11.4)
Change in securities lending collateral	—	99.0
Change in securities lending obligation	—	(99.0)

Net cash used in financing activities	(14.5)	(2.7)

Net increase in cash and cash equivalents	41.8	41.6

Cash and cash equivalents at beginning of period	73.4	28.7

Cash and cash equivalents at end of period	$115.2	70.3

Supplemental disclosures:
Federal income taxes paid	$39.3	29.4

Interest paid (affiliates $1.1)	$4.2	4.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“GAAP”) have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.

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

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers with defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which had no effect on the Company’s consolidated statement of income for year ended December 31, 2006, or for any prior period presented in the 2006 Form 10-K, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. The adoption did not have an impact on the Company’s debt covenants. At December 31, 2006, the Company continued to use the earlier measurement date of September 30, and is currently reviewing the transition alternatives available and the related impact.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. See Note 7 for additional required disclosures.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which was effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities with a one-time election to measure existing financial instruments and certain other items at fair value at the date of adoption. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of this new guidance and plans to adopt this guidance effective January 1, 2008.

2. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

(in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Numerator:
Net income for basic earnings per share	$23.2	31.2	$77.4	75.5

Denominator:
Basic weighted average shares outstanding	41.2	41.0	41.1	40.8
Effect of dilutive share-based awards	0.5	0.6	0.7	0.8

Diluted weighted average shares outstanding	41.7	41.6	41.8	41.6

Basic earnings per share	$0.56	0.76	$1.88	1.85

Diluted earnings per share	$0.55	0.75	$1.86	1.82

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Number of options	1.1	0.3	0.3	0.3

3. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Net income	$23.2	31.2	$77.4	75.5
Change in unrealized holding gains (losses), net of tax	10.2	28.5	(4.1)	3.9
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)	—
Amortization of pension and postretirement benefit obligations, net of tax	0.2	—	0.6	—

Comprehensive income	$33.5	59.7	$73.8	79.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Reinsurance

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Premiums earned:
Assumed from other insurers and reinsurers	$1.6	1.6	$4.7	5.5
Assumed under State Auto Pool and other affiliate arrangements	241.3	244.9	724.9	734.4
Ceded to other insurers and reinsurers	(5.6)	(4.6)	(14.6)	(14.0)
Ceded under State Auto Pool and other affiliate arrangements	(174.1)	(172.6)	(520.6)	(513.8)

Net assumed premiums earned	$63.2	69.3	$194.4	212.1

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.9	0.8	$1.0	8.8
Assumed under State Auto Pool and other affiliate arrangements	156.7	137.4	443.5	441.8
Ceded to other insurers and reinsurers	(0.8)	(1.4)	(2.6)	(2.5)
Ceded under State Auto Pool and other affiliate arrangements	(115.4)	(99.6)	(315.9)	(305.4)

Net assumed losses and loss expenses incurred	$41.4	37.2	$126.0	142.7

5. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies’ pension and postretirement benefit plans:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2.3	2.5	$1.4	1.2	$6.8	7.5	$4.2	3.6
Interest cost	3.1	2.9	1.8	1.6	9.3	8.7	5.4	4.7
Expected return on plan assets	(4.5)	(4.2)	—	(0.1)	(13.5)	(12.7)	(0.1)	(0.2)
Amortization of prior service costs	0.1	0.1	0.1	0.2	0.3	0.3	0.3	0.4
Amortization of transition assets	(0.2)	(0.2)	—	—	(0.5)	(0.5)	—	—
Amortization of net actuarial loss	1.0	0.7	0.2	0.1	3.0	2.2	0.6	0.4

Net periodic cost	$1.8	1.8	$3.5	3.0	$5.4	5.5	$10.4	8.9

During September 2007, the Company contributed $11.5 million in cash to its pension plan.

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

The Company evaluates the performance of its insurance segments using industry financial measurements determined based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. One of the most significant differences between SAP and GAAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred and amortized over the same period the premium is earned as under GAAP.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the periods ended September 30:

($ millions)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Revenues from external sources:
Insurance segments
Personal insurance	$152.4	153.5	$456.6	462.0
Business insurance	99.7	102.3	300.7	306.6

Total insurance segments	252.1	255.8	757.3	768.6
Investment operations segment
Net investment income	21.1	20.6	63.0	61.6
Net realized gains on investments	6.4	2.0	11.1	2.5

Total investment operations segment	27.5	22.6	74.1	64.1
All other	1.3	1.2	3.7	3.7

Total revenues from external sources	280.9	279.6	835.1	836.4
Intersegment revenues	2.3	2.2	7.0	6.7

Total revenues	283.2	281.8	842.1	843.1

Reconciling items:
Eliminate intersegment revenue	(2.3)	(2.2)	(7.0)	(6.7)

Total consolidated revenues	$280.9	279.6	$835.1	836.4

Segment income (loss) before federal income tax:
Insurance segments:
Personal insurance SAP underwriting gain	$0.8	8.9	$22.5	20.0
Business insurance SAP underwriting gain	5.9	16.2	21.5	36.6

Total insurance segments	6.7	25.1	44.0	56.6
Investment operations segment:
Net investment income	21.1	20.6	63.0	61.6
Net realized gains on investments	6.4	2.0	11.1	2.5

Total investment operations segment	27.5	22.6	74.1	64.1
All other segments (loss)	(0.6)	(0.6)	(2.0)	(1.7)

Total segment income before taxes	33.6	47.1	116.1	119.0

Reconciling items:
GAAP adjustments	(2.2)	(2.5)	(10.2)	(13.0)
Interest expense on corporate debt	(1.9)	(1.9)	(5.6)	(5.6)
Corporate expenses	(0.9)	(0.3)	(2.0)	(1.5)

Total consolidated income before federal income taxes	$28.6	42.4	$98.3	98.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the period ended September 30:

($ millions)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Revenues from significant reportable segments:
Insurance Segments – Premiums earned:

Standard personal auto	$89.7	90.6	$267.6	272.2
Nonstandard personal auto	10.7	11.0	32.3	34.2
Homeowners	46.3	46.3	139.6	138.5
Other personal	5.7	5.6	17.1	17.1

Total personal insurance	152.4	153.5	456.6	462.0
Commercial auto	24.1	25.1	72.9	75.5
Commercial multi-peril	21.6	21.9	65.1	65.5
Fire & allied lines	20.7	21.0	61.9	63.4
Other & product liability	18.7	19.1	56.8	57.6
Workers’ compensation	8.1	8.8	24.7	25.4
Other business	6.5	6.4	19.3	19.2

Total business insurance	99.7	102.3	300.7	306.6

Total insurance segments	252.1	255.8	757.3	768.6

Net investment income	21.1	20.6	63.0	61.6

Net realized gains on investments	6.4	2.0	11.1	2.5

Total investment operations	27.5	22.6	74.1	64.1

Total revenues from significant reportable segments	$279.6	278.4	$831.4	832.7

Investable assets attributable to the Company’s investment operations segment totaled $2,073.6 million at September 30, 2007 and $2,011.3 million at December 31, 2006.

7. Federal Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, and as a result recognized no material adjustment in the liability for unrecognized income tax benefits. At September 30, 2007, the Company carried no balance for unrecognized tax benefits that it believes are uncertain tax positions.

During the year ended December 31, 2006, the Company recognized only de minimus amounts in interest and penalties. The Company had no accrual for the payment of interest and penalties at September 30, 2007 or December 31, 2006.

The Company is currently not under audit by either the Internal Revenue Service or any state jurisdiction for income tax purposes and all prior audits have been settled. Tax years 2003 through 2006 remain open for audit for federal income tax purposes.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “third quarter” as used below refers to the three months ended September 30 for the time period then ended. The term “SAP” as used below refers to Statutory Accounting Principles and the term “GAAP” as used below refers to U.S. Generally Accepted Accounting Principles.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2007 and December 31, 2006, and for the consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2006 (the “2006 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2006 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

Prior to January 1, 2007, we operated in two significant reportable segments, a standard segment and a nonstandard segment. In 2006, we undertook initiatives to realign our internal organization, specifically our people, processes, internal reporting systems and compensation reward programs, to become more focused within the business and personal insurance markets. We have now established integrated personal and business insurance teams with product, profit and production responsibilities for their respective areas. We also recognize that our insurance segments’ pricing of products is risk-based and should not rely on returns from our invested assets to support underwriting results. Consequently, beginning with first quarter 2007, our significant reportable segments became personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations, and we have begun reporting to our principal operating decision makers on these bases, analyzing each segment separately, to support our risk-based pricing focus. Financial information about our segments for 2007 is set forth in Note 6 of our Company’s Condensed Consolidated Financial Statements included in Item 1 of the Form 10-Q. Prior period segment information has been restated to conform to current period presentation.

RESULTS OF OPERATIONS

During the three- and nine-month periods ended September 30, 2007, net income was $23.2 million and $77.4 million, respectively, as compared to $31.2 million and $75.5 million, respectively for the same 2006 periods. Income before federal income taxes for the three- and nine-month periods ended September 30, 2007 was $28.6 million and $98.3 million, respectively, as compared to $42.4 million and $98.9 million, respectively for the same 2006 periods. Our GAAP loss and loss expense ratio for the three- and nine-month periods ended September 30, 2007 was 65.3% and 61.8%, respectively, as compared to 56.7% and 60.7%, respectively for the same 2006 periods. In the third quarter 2007, we experienced a higher frequency of large property losses, which contributed to the increase in the loss and loss expense ratios and decline in net income for the period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table summarizes certain key performance metrics for the three- and nine-month periods ended September 30, 2007 and 2006 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2007	2006	2007	2006
Total revenue	$280.9	279.6	$835.1	836.4
Net income	$23.2	31.2	$77.4	75.5
Stockholders’ equity	$898.5	846.1	$898.5	846.1
Book value per share(1)	$21.85	20.63	$21.85	20.63
Loss and LAE ratio(2)	65.3%	56.7%	61.8%	60.7%
Expense ratio(2)	32.7%	34.2%	33.5%	33.3%
Combined ratio(2)	98.0%	90.9%	95.3%	94.0%
Catastrophe loss and LAE points	5.6	8.0	5.7	11.7
Premium written growth	(0.6%)	(1.7%)	(0.4%)	(2.5%)
Premium earned growth	(1.4%)	(2.7%)	(1.5%)	(2.7%)
Investment yield	4.3%	4.4%	4.3%	4.4%

	Three months ended September 30		Nine months ended September 30
SAP Basis:	2007	2006	2007	2006
Loss and LAE ratio(3)	64.8%	56.2%	61.3%	60.1%
Expense ratio(3)	31.3%	33.0%	32.0%	32.0%
Combined ratio(3)	96.1%	89.2%	93.3%	92.1%

			Twelve months ended September 30
			2007	2006
Net premiums written to surplus(4)			1.1	1.3

(1)

At September 30, 2007, accumulated other comprehensive loss, a component of stockholders’ equity, included a loss of $63.4 million which reduced book value per share $1.54 for the impact of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which we adopted at December 31, 2006.

(2)	Defined below.
(3)

SAP loss and LAE ratio is losses and loss expenses as a percentage of net earned premium. SAP expense ratio is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. SAP combined ratio is the sum of the SAP loss and LAE ratio and the SAP expense ratio.

(4)

We use the statutory net premiums written to surplus ratio (based on the last twelve months of premiums written) as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

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

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP combined ratio for the three- and nine-month periods ended September 30, 2007 and 2006:

($ millions)	Three months ended September 30, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$162.4		$100.0		$262.4

Net earned premiums	152.4		99.7		252.1
Losses and loss expenses	105.5	69.2	57.8	58.0	163.3	64.8
Underwriting expenses	46.1	28.4	36.0	36.0	82.1	31.3

SAP underwriting gain and SAP combined ratio	$0.8	97.6	$5.9	94.0	$6.7	96.1

($ millions)	Three months ended September 30, 2006
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$161.9		$102.1		$264.0

Net earned premiums	153.5		102.3		255.8
Losses and loss expenses	96.6	62.9	47.1	46.1	143.7	56.2
Underwriting expenses	48.0	29.6	39.0	38.2	87.0	33.0

SAP underwriting loss and SAP combined ratio	$8.9	92.5	$16.2	84.2	$25.1	89.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended September 30, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$466.8		$310.7		$777.5

Net earned premiums	456.6		300.7		757.3
Losses and loss expenses	299.1	65.5	164.9	54.8	464.0	61.3
Underwriting expenses	135.1	28.9	114.3	36.8	249.4	32.0

SAP underwriting gain and SAP combined ratio	$22.5	94.4	$21.5	91.6	$44.0	93.3

($ millions)	Nine months ended September 30, 2006
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$467.4		$313.4		$780.8

Net earned premiums	462.0		306.6		768.6
Losses and loss expenses	308.2	66.7	154.0	50.2	462.2	60.1
Underwriting expenses	133.9	28.6	116.0	37.0	249.9	32.0

SAP underwriting gain and SAP combined ratio	$20.0	95.3	$36.6	87.2	$56.6	92.1

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

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 39.4% of our total consolidated net written premium at September 30, 2007.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the three- and nine-month periods ended September 30, 2007 and 2006:

($ millions)	Three months ended September 30			Nine months ended September 30
	2007	2006	% Change	2007	2006	% Change

	Net Written Premiums
Personal insurance segment:
Standard Auto	$92.9	93.0	(0.1)	$272.7	274.9	(0.8)
Nonstandard Auto	11.1	10.7	3.7	33.4	33.3	0.3
Homeowners	52.6	52.5	0.2	143.2	142.2	0.7
Other personal	5.8	5.7	1.8	17.5	17.0	2.9

Total personal	$162.4	161.9	0.3	$466.8	467.4	(0.1)

	Net Earned Premiums
Personal insurance segment:
Standard auto	$89.7	90.6	(1.0)	$267.6	272.2	(1.7)
Nonstandard auto	10.7	11.0	(2.7)	32.3	34.2	(5.6)
Homeowners	46.3	46.3	0.0	139.6	138.5	0.8
Other personal	5.7	5.6	1.8	17.1	17.1	0.0

Total personal	$152.4	153.5	(0.7)	$456.6	462.0	(1.2)

In total, the personal insurance segment net written premium for the first nine months of 2007 decreased $0.6 million compared to the same period a year ago. This decrease is attributable to some modest price reductions taken in 2006 and 2007 to address competitive concerns as well as a reflection of favorable loss trends. In particular, competition remains intense in the personal auto arena, which is contributing to the small decline in written premium. It remains our strategy that rates be risk-based, reflecting the underlying loss and expense trends. Third quarter 2007 net written premiums were $0.5 million or 0.3% above third quarter 2006, reflecting an improving premium trend.

Net written premiums for our standard auto products decreased 0.1% and 0.8% for the three- and nine-months ended September 30, 2007, respectively, compared to the same periods a year ago. We continue to focus on attracting new business to our standard personal auto line. The primary product contributing to new business in standard personal auto is our CustomFitSM product which uses a multi-variate rating approach that broadens the underwriting and eligibility guidelines for new customers. By having price points for a larger percentage of the personal auto market, we expect an increase in new business opportunities. As of the end of third quarter 2007, we had introduced CustomFitSM in 22 states. Almost 17% of our standard auto written premium is now in the CustomFitSM program. Since introducing CustomFitSM in December 2005, we have seen a significant improvement in our net written premium production trend for new business. We continue to refine CustomFitSM and introduced the second generation of this product into our first state in 2007 with additional states to follow before year-end. This second generation product includes approximately 300 additional price points to further improve rating sophistication.

We believe independent agents value “ease of doing business” and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. During the second quarter we introduced into five states two new “real time” comparative rating tools which can be used by our agency partners to prepare comparative rate quotes from multiple insurance companies by entering the rating information only one time. During the third quarter, we expanded the use of these tools to 10 more states. We believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process. Easier rating processes combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and new policy discounts introduced in 2006 for nonstandard auto are expected to produce more new business opportunities.

Net written premiums for nonstandard personal auto increased 3.7% in the third quarter 2007 compared to the same 2006 period and increased 0.3% for the first nine months of 2007 compared to the same 2006 period. The impact of targeted rate decreases

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

coupled with the introduction of new discounts has produced an improving premium situation. During the past quarter, new business premium increased compared to the same period a year earlier.

Homeowners net written premium increased 0.2% and 0.7% in the three and nine months ended September 30, 2007, respectively, as compared to the same 2006 periods. During the quarter we introduced a home purchase discount and expanded our age of dwelling discounts to help attract new business. New business premiums were down slightly for the quarter but are up for the nine-month period.

During the nine months of 2007, we continued to enhance our personal lines point of sale portal, netXpressTM, by adding several new integration options with a variety of third party tools used by our independent agents including a joint credit ordering tool introduced during the third quarter. We also have added a number of internal integration points through the use of web services technology. One example of this is real time integration with our enterprise billing system to provide accurate installment information via netXpressTM. The goal of these technology investments is to streamline quoting and policy issuance for our agents. We strive to be their carrier of choice and ease of doing business is a major driver toward that goal.

We have also focused on improving our policyholders’ “ease of doing business” with us with respect to bill payment and claim reporting and settlement. In December 2006, we expanded our premium payment method options to include credit and debit card payment options via www.stateauto.com. Late in the second quarter, we also deployed an Interactive Voice Response (“IVR”) solution to accept premium payments over the phone providing yet another option for policyholders. The IVR solution provides a more efficient business process for our payment services department and is expected to drive better policy retention results. During the 2007 third quarter the total number of payments made by policyholders through self service technologies such as these increased 19% over the second quarter.

Additionally, we recently completed several strategic initiatives to enhance our claims handling ability and better manage major catastrophes. Field claims personnel are now equipped with mobile devices that permit adjusting property claims at the loss site. We believe that our professional claims service backed by reliable technology will continue to distinguish us from our competitors.

During the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from the state’s personal lines insurance market beginning with January 1, 2008 renewals. After careful analysis of recent regulatory changes in Florida, we concluded that we could no longer operate our personal lines on a profitable basis in that state. We will continue to write commercial lines business in Florida. See the “Regulation – Rates and Related Regulation” section included in Item 1 of our 2006 Form 10-K for a further discussion of the Florida regulatory changes.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a summary of written and earned premium, net of reinsurance, by major product line for our business insurance segment for the three- and nine-month periods ended September 30, 2007 and 2006:

($ millions)	Three months ended September 30			Nine months ended September 30
	2007	2006	% Change	2007	2006	% Change

	Net Written Premiums
Business insurance segment:
Commercial auto	$22.7	23.8	(4.6)	$74.4	76.9	(3.3)
Commercial multi-peril	21.9	22.5	(2.7)	66.2	67.3	(1.6)
Fire & allied lines	21.9	21.9	0.0	63.2	63.3	(0.2)
Other & product liability	17.8	18.7	(4.8)	58.8	59.5	(1.1)
Workers’ compensation	9.1	9.0	1.1	27.6	26.7	3.4
Other commercial	6.6	6.2	6.5	20.5	19.7	4.1

Total business	$100.0	102.1	(2.1)	$310.7	313.4	(0.9)

	Net Earned Premiums
Business insurance segment:
Commercial auto	$24.1	25.1	(4.0)	$72.9	75.5	(3.4)
Commercial multi-peril	21.6	21.9	(1.4)	65.1	65.5	(0.6)
Fire & allied lines	20.7	21.0	(1.4)	61.9	63.4	(2.4)
Other & product liability	18.7	19.1	(2.1)	56.8	57.6	(1.4)
Workers’ compensation	8.1	8.8	(8.0)	24.7	25.4	(2.8)
Other commercial	6.5	6.4	1.6	19.3	19.2	0.5

Total business	$99.7	102.3	(2.5)	$300.7	306.6	(1.9)

The business insurance segment net written premium for third quarter 2007 decreased in comparison to the same 2006 period. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our writings in the small business sector. We have broadened the marketability of our businessowners product, making it available for more types of businesses by increasing the exposure value per location we insure, and adding 30 new retail and distributor classifications. In addition, we have developed several risk specific packages which will make our businessowners product easier to present to prospects. We are also pursuing a more granular pricing structure that we believe will help us price risks more accurately and improve account retention. To strengthen our ability to compete for small retail, wholesale and office accounts, we introduced a new workers’ compensation tier in 10 states specifically targeting these low-hazard operations.

We also continue to enhance our back office systems which enable us to more effectively support our agency partners. We recently implemented the technology to provide real time functionality in our business insurance policy administration systems for quote and issuance transactions. Also known as straight through processing (“STP”), our associates are now able to more effectively and accurately handle typical business insurance processing. The policy service time has been greatly reduced as a result of this new technology.

To make it easier for our agents to submit business insurance accounts, we have introduced bizXpressSM, our web-based quote and issuance system, to agents in all of our operating states except Florida. We currently utilize bizXpressSM for businessowners policies. We are working to expand bizXpressSM functionality to our business auto and workers’ compensation products and we plan to roll this out during the first half of 2008. This has been a highly collaborative initiative that has included agent focus group input throughout the project lifecycle. It also leverages the STP technology investment mentioned above. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

model much like we have seen in personal insurance. In the third quarter 2007, we introduced our businessowners product in Texas. In addition, we announced other product enhancements to our package and auto products in all states.

Losses and Expenses

Our GAAP loss and LAE ratio was 65.3% and 61.8% for the three and nine months ended September 30, 2007, respectively as compared to 56.7% and 60.7% for the same 2006 periods. Loss results for the year and quarter have been mixed. Our core auto (personal and commercial) and other and product liability lines continue to perform well. On the property side, catastrophe losses for the 2007 third quarter were lower than the same 2006 period, but we experienced significantly higher frequency of large fire losses within our personal and business lines.

Catastrophe losses for the three and nine months ended September 30, 2007 totaled $14.2 million (5.6 loss ratio points) and $43.0 million (5.7 loss ratio points) compared to $20.4 million (8.0 loss ratio points) and $89.8 million (11.7 loss ratio points) in the same 2006 periods. During the third quarter of 2007, our catastrophe losses resulted primarily from wind and hail in several of our midwestern states and mostly impacted our homeowners business. Catastrophe activity during the third quarter of 2007 was less intense than third quarter of 2006. The 2006 storms had a significant impact on both our personal and business insurance property lines. Catastrophe losses discussed herein include those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

The following table provides our insurance segments’ comparative SAP loss and LAE ratios (“loss ratios”) by major line of business for 2007 and 2006:

	SAP Loss and LAE Ratios
	Three months ended September 30			Nine months ended September 30
	2007	2006	Improve (Deteriorate)	2007	2006	Improve (Deteriorate)
Personal insurance segment:
Standard auto	58.2	54.8	(3.4)	60.5	56.0	(4.5)
Nonstandard auto	62.2	56.3	(5.9)	63.2	58.5	(4.7)
Homeowners	90.1	76.6	(13.5)	77.7	88.3	10.6
Other personal	85.9	93.7	7.8	48.8	78.0	29.2
Total personal	69.2	62.9	(6.3)	65.5	66.7	1.2
Business insurance segment:
Commercial auto	53.6	44.0	(9.6)	50.9	37.7	(13.2)
Commercial multi-peril	82.0	64.4	(17.6)	66.0	60.3	(5.7)
Fire & allied lines	56.1	28.2	(27.9)	55.1	66.8	11.7
Other & product liability	45.1	38.9	(6.2)	43.5	36.5	(7.0)
Workers’ compensation	71.7	68.1	(3.6)	86.4	53.5	(32.9)
Other commercial	20.5	41.3	20.8	24.2	47.4	23.2
Total business	58.0	46.1	(11.9)	54.8	50.2	(4.6)
Total SAP personal and business	64.8	56.2	(8.6)	61.3	60.1	(1.2)

The personal insurance segment’s loss ratio for 2007 third quarter was 6.3 points higher than the same 2006 period. Catastrophes accounted for 7.4 loss ratio points in the 2007 third quarter compared to 12.8 loss ratio points in the same 2006 period. Standard auto’s loss ratio increased partially due to rate decreases taken in 2006 but remained profitable. Our nonstandard auto loss ratios increased but remained within an acceptable range. Homeowners loss ratios, absent catastrophes, increased from the same 2006 period due to an increase in the number of large fire losses and weather events not classified as catastrophes. Catastrophes added 22 points to the homeowners’ loss ratio for the third quarter 2007 compared to 37.6 points in the same 2006 period.

For the first nine months of 2007, the personal insurance segment loss ratio was 1.2 points lower than for the same 2006 period. Catastrophes accounted for 7.9 loss ratio points in the first nine months of 2007 compared to 14.9 points in the same 2006

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

period. Excluding the impact of catastrophes, the personal lines loss ratio for the first nine months of 2007 was 5.9 loss ratio points higher than for the same 2006 period. The increase in both the standard and nonstandard auto loss ratios can be attributed partially to rate reductions taken in 2006 and 2007. The improvement in the homeowners loss ratio can be attributed primarily to the reduction of catastrophe losses. For the first nine months of 2007, catastrophes added 22.7 points to the homeowners loss ratio compared to 41.3 points for the same 2006 period.

The 2007 third quarter loss ratio for the business insurance segment was 58.0% including 2.3 points for catastrophes compared to a very favorable 46.1% including 0.7 points for catastrophes for the same 2006 period. Property lines performed worse due to an increase in large property claims and an increase in catastrophe losses. Business automobile as well as other and product liability lines continue to produce strong results. Our workers’ compensation loss ratio increased primarily due to one large loss that occurred in the quarter. Overall, business insurance had a strong performance during the third quarter.

The business insurance segment’s loss ratio for the first nine months of 2007 was 4.6 points higher than for the same 2006 period. Catastrophes accounted for 2.3 loss ratio points in the first nine months of 2007 compared to 6.8 points in the first nine months of 2006. Excluding the impact of catastrophes, the business lines loss ratio for the first nine months of 2007 was 9 points higher than for the same 2006 period. The increase reflects rate reductions in premium per exposure on business written in 2006 and 2007, adverse development of prior period worker’s compensation claims and an increase in the number of large property losses.

Loss and loss expenses payable by major line of business at September 30, 2007 and December 31, 2006, respectively, are shown in the following table:

($ millions)	September 30, 2007	December 31, 2006	$ Change
Personal insurance segment:
Standard auto	$169.0	171.8	(2.8)
Nonstandard auto	19.2	21.6	(2.4)
Homeowners	69.9	57.1	12.8
Other personal	9.9	7.6	2.3

Total personal	268.0	258.1	9.9

Business insurance segment:
Commercial auto	78.6	82.0	(3.4)
Commercial multi-peril	83.6	79.2	4.4
Fire & allied lines	22.4	21.8	0.6
Product & other liability	131.4	127.7	3.7
Workers’ compensation	88.8	85.6	3.2
Other business	5.3	6.6	(1.3)

Total business	410.1	402.9	7.2

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$678.1	661.0	17.1

As shown in the table above, there was a $17.1 million increase in total loss and loss expense reserves during the nine months ended September 30, 2007. The increase relates primarily to the homeowners line which was impacted significantly by third quarter catastrophes that occurred near the end of the quarter. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 32.8% and 33.5% for the three and nine months ended September 30, 2007, respectively, as compared to 34.2% and 33.3% in the same 2006 periods. Our third quarter 2007 ratio was lower than the comparable period in 2006 primarily due to agent and employee bonuses, which are related to our level of profitability, which was lower in the third quarter of 2007. The 2007 nine month expense ratio was also favorably impacted by lower agent and employee bonuses but was offset by an increase in expenses associated with technological and process improvement initiatives.

Investment Operations Segment

Our investment portfolio and the investment portfolios of our parent, State Automobile Mutual Insurance Company (“State Auto Mutual”), and its subsidiaries are managed by our subsidiary Stateco Financial Services, Inc. (“Stateco”). The Investment Committee of the Board of Directors of each of our insurers sets investment policies to be followed by Stateco.

At September 30, 2007, all investments in fixed maturity and equity securities were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive loss” and as such are not included in the determination of net income.

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims. Our current investment strategy does not rely on the use of derivative financial instruments. Our Investment Policy and Guidelines permit investment in debt issues rated A, or better, by two major rating services. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At September 30, 2007, we had no fixed maturity investments rated below investment grade, nor any mortgage loans. We manage our equity portfolio by investing in a large, but manageable, number of stocks from many different industries. This diversification across companies and industries reduces volatility in the value of the equity portfolio. We invest only in stocks that currently pay a dividend

For further discussion regarding management of investment portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Other,” “Investments,” “Overview” and “Market Risk” in Item 7 of the 2006 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Composition of Investment Portfolio

The following table provides the composition of our investment portfolio at fair market value at September 30, 2007 and December 31, 2006, respectively:

($ millions)	September 30, 2007		December 31, 2006
Fixed maturities, at fair value	$1,694.5	86.5%	1,647.4	85.0
Equity securities, at fair value	258.3	13.2	284.2	14.7
Other invested assets	5.6	0.3	6.3	0.3

Total investments	$1,958.4	100.0%	1,937.9	100.0

The amortized cost and fair value of fixed maturities at September 30, 2007, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$—	—
Due after 1 year through 5 years	52.4	52.9
Due after 5 years through 10 years	333.6	341.3
Due after 10 years	1,112.7	1,112.5
Mortgage-backed securities	190.6	187.8

Total	$1,689.3	1,694.5

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

During the Committee’s March 2007 meeting, the allocation status was reviewed and the Committee approved an additional $100.0 million repositioning of the then-current taxable and tax-exempt holdings. Based on this action, the sale of approximately $100.0 million of taxable securities was completed by March 31, 2007. Reinvestment into tax-exempt securities of the proceeds from these actions was completed during the 2007 second quarter. After completion of the targeted rebalancing, we assessed the securities held and confirmed our intent to hold the remaining securities until either recovery of fair value or maturity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a breakdown of our investments relative to our targeted allocated percentages provided above at September 30, 2007 and December 31, 2006. Note that we measure our investment portfolio allocation with fixed maturities at amortized cost and equities at fair value.

($ millions)	September 30, 2007	% of Total	December 31, 2006	% of Total
Taxable fixed maturities (amortized cost)	$279.8	13.5	400.8	20.1
Tax-exempt fixed maturities (amortized cost)	1,409.5	68.1	1,229.8	61.7
Equities (fair value)	258.3	12.5	284.2	14.2
Other invested assets	5.6	0.3	6.3	0.3
Cash and cash equivalents	115.2	5.6	73.4	3.7

Total portfolio	$2,068.4	100.0	1,994.5	100.0

In August 2007, we completed a portfolio diversification study with the objective to reduce the volatility of the returns and improve our overall after-tax return while continuing to maintain a high-quality portfolio. Based on this study, the Committee approved the following target asset allocation:

Cash and cash equivalents	3.5%
Core fixed maturities	69.0
Treasury inflation protected securities	10.0
Large-cap equities	10.5
Small-cap equities	3.0
International equities	4.0

Total portfolio	100.0%

Beginning in the fourth quarter of 2007, we will invest available funds moving toward these targets over the next 12 to 18 months.

Investment Operations Revenue

Net investment income for the three and nine months ended September 30, 2007 was $21.1 million and $63.0 million, respectively. Net investment income for the three and nine months ended September 30, 2006 was $20.6 million and 61.6 million, respectively. In 2007 our average invested assets increased due to our insurance segments’ favorable underwriting cash flows. However, our pre-tax return on investments declined due to rebalancing our bond portfolio as described above toward tax-exempt bonds, which have a lower yield on a pre-tax basis. After tax, our net investment income for the three- and nine-months periods ended September 30, 2007 was $18.3 million (13.5% effective tax rate) and $54.5 million (13.5% effective tax rate), respectively, as compared to $17.3 million (16.0% effective tax rate) and $51.7 million (16.1% effective tax rate) for the same 2006 periods.

($ millions)	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Gross investment income:
Fixed income securitites	$18.7	18.5	$56.3	55.0
Equity securities	1.4	1.1	4.1	3.3
Other	1.4	1.4	3.9	4.6

Total gross investment income	21.5	21.0	64.3	62.9
Investment expenses	0.4	0.4	1.3	1.3

Net investment income	$21.1	20.6	$63.0	61.6

Average invested assets (at cost)	$1,983.8	1,889.3	$1,973.9	1,879.3
Annualized investment yield	4.3%	4.4	4.3%	4.4
Annualized investment yield after tax	3.7%	3.7	3.7%	3.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Realized gains and losses on investment sales for three- and nine-month periods ended September 30, 2007 are summarized as follows:

	Three months ended September 30, 2007		Nine months ended September 30, 2007
($ millions)	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$0.1	$19.6	$0.7	$76.6
Equity securities	7.9	33.5	14.7	58.2

Total realized gains	8.0	53.1	15.4	134.8
Realized losses:
Fixed maturities	—	1.0	(1.2)	71.4
Equity securities	(1.6)	7.2	(3.1)	19.6

Total realized losses	(1.6)	8.2	(4.3)	91.0

Net realized gains on investments	$6.4	$61.3	$11.1	$225.8

	Three months ended September 30, 2006		Nine months ended September 30, 2006
($ millions)	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received on Sale
Realized gains:
Fixed maturities	$0.4	$38.2	$1.0	$86.8
Equity securities	4.3	16.8	11.5	47.1

Total realized gains	4.7	55.0	12.5	133.9
Realized losses:
Fixed maturities	—	—	(3.8)	2.7
Equity securities	(2.7)	11.2	(6.2)	27.6

Total realized losses	(2.7)	11.2	(10.0)	30.3

Net realized gains on investments	$2.0	$66.2	$2.5	$164.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Most of the realized gains in 2007 were derived from the equity segment of the portfolio. Equity sales were executed for various reasons, including the achievement of our price target and raising funds within two of our insurance subsidiaries to fund cash dividends to State Auto Financial. (See “Other Capital Transactions” section below.) The realized gains on the fixed income portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer dated municipal bonds as well as selling of taxable securities to reinvest into the tax-exempt fixed securities as described above. For the nine-month period ended September 30, 2007, the realized losses on the fixed maturities related primarily to selling taxable securities to support our shift into tax-exempt securities. The realized losses on equity securities related primarily to the sale of equity positions where changes in government policy or business conditions, in our opinion, greatly diminished future business prospects.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income. We recognized no other-than-temporary impairments in third quarter 2007 or the same 2006 period. For the nine-months ended September 30, 2007, we recognized no other-than-temporary impairments compared to $5.4 million for the same 2006 period. The 2006 write-downs related primarily to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced the estimate of future cash flows we expected to receive from these securities in light of actual default rates of the underlying collateral securities exceeding the assumed defaults.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at September 30, 2007 determined that there were no other-than-temporary impairments in the gross unrealized holding losses, as provided in the table below, due to the evidence that exists indicating temporary impairment. In addition, there were no investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There were also no individually material securities with an unrealized holding loss at September 30, 2007. We do not have any direct exposure to the sub-prime mortgage issue through our bond holdings. However, we do have minimal indirect exposure through our equity ownership of major market banks and investment banks.

The following table provides detailed information on our investment portfolio for our gross unrealized gains and losses at September 30, 2007:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$78.5	$0.9	25	$(0.5)	15	$78.9
States and political subdivisions	1,409.5	17.2	325	(9.9)	319	1,416.8
Corporate securities	10.7	0.3	10	—	2	11.0
Mortgage-backed securities of U.S. Gov. Agencies	190.6	1.5	11	(4.3)	59	187.8

Total fixed maturities	1,689.3	19.9	371	(14.7)	395	1,694.5
Equity Securities:
Consumer	70.8	18.6	27	(0.4)	3	89.0
Technologies	17.7	5.4	8	(0.1)	1	23.0
Pharmaceuticals	6.6	0.5	2	—	1	7.1
Financial services	42.3	12.6	18	(0.1)	2	54.8
Manufacturing and other	62.2	22.2	26	—	—	84.4

Total equity securities	199.6	59.3	81	(0.6)	7	258.3
Other invested assets	4.4	1.2	4	—	—	5.6

Total investments	$1,893.3	$80.4	456	$(15.3)	402	$1,958.4

Other Income Statement Items

Interest expense on our debt was $1.9 million and $5.6 million for the three and nine months ended September 30, 2007 and 2006, respectively.

Our effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. For the three- and nine-month periods ended September 30, 2007, the effective tax rate was 19.0% and 21.3% respectively, as compared to 26.5% and 23.7% for the same 2006 periods. As previously discussed, the effective tax rate on net investment income declined to 13.5% for three and nine months ended September 30, 2007 versus 16.0% and 16.1% in the same 2006 periods.

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

At September 30, 2007 and December 31, 2006, we had $115.2 million and $73.4 million, respectively, of cash and cash equivalents and $1,958.4 million and $1,937.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $77.1 million during the first nine months of 2007 versus $56.0 million for the same 2006 period. Cash from operations increased in the first nine months of 2007 due largely to a reduction in the amount of loss and expenses paid during the first nine months of 2007 compared to the same 2006 period. The increased cash flow in 2007 was offset by a decline in premium collections from the same 2006 period as well as an increase in federal income tax payments. Additionally, during the 2007 third quarter, we made an $11.5 million cash contribution to our defined benefit pension plan compared to a $10.0 million cash contribution in the same 2006 time period.

Net cash used in investing activities was $20.8 million during the first nine months of 2007 compared to $11.7 million in the same 2006 period. The increased activity within fixed maturities relates to the security repositioning programs described in the Investments Operations Segment section above.

Net cash used in financing activities increased to $14.5 million during the first nine months of 2007 from $2.7 million during the same 2006 period. Factors contributing to this increase were:

•	There have been fewer stock options exercised and a corresponding reduction in the related tax benefit.
•	We repurchased 93,000 common shares for a total of $2.7 million under our 2007 Repurchase Plan (defined under Other Capital Transactions).
•

Payment of dividends increased because we paid $0.35 per share in the nine months ended September 30, 2007 compared to $0.28 per share in the same 2006 period. See additional discussion under Other Capital Transactions.

Other Capital Transactions

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009 (the “2007 Repurchase Plan”). State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 65%, and other shareholders. During the quarter and year to date ended September 30, 2007, State Auto Financial repuchased 93,000 common shares at a total cost of $2.7 million.

Our share repurchase activity from September 30, 2007 through November 1, 2007 was 256,343 common shares at an average repurchase price of $27.62 per share for a total of $7.1 million.

On August 17, 2007, State Auto Financial’s board of directors also declared an increase in our regular quarterly cash dividend from $0.10 to $0.15 per share. The dividend was payable September 28, 2007 to shareholders of record at the close of business on September 14, 2007. This is the 65th consecutive quarterly cash dividend declared since STFC had its initial public offering in 1991, and represents a 50% increase in the annual dividend rate. The board also announced changing its annual dividend policy review from the third quarter to the fourth quarter, beginning in 2008.

To fund these capital transactions and provide additional working capital to State Auto Financial, on September 12, 2007, State Auto Property and Casualty Insurance Company (“State Auto P&C”) and Milbank Insurance Company (“Milbank”) declared cash dividends of $40.0 million and $10.0 million, respectively, to State Auto Financial. The cash transfer of dividends was completed in October 2007. The dividends from State Auto P&C and Milbank were paid from unassigned statutory surplus and were considered to be not extraordinary for regulatory purposes.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2007 and outstanding at September 30, 2007.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of September 30, 2007, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2006 through September 30, 2007 ranged from 8.61% to 9.78%.

Credit Agreement

Through July 12, 2007, State Auto Financial had a Credit Agreement (the “Credit Agreement”) with a syndicate of lenders which provided for a $100.0 million five-year unsecured revolving credit facility (the “Credit Facility”). State Auto Financial did not borrow any funds under the Credit Agreement.

On July 12, 2007, State Auto Financial terminated the Credit Agreement and entered into a new credit agreement (“New Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“New Credit Facility”). During the term of the New Credit Facility, we have the right to increase the total facility to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. While the New Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we presently intend to keep $100.0 million of the New Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangements, see the “Reinsurance Arrangements” section included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2006 Form 10-K. The New Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The New Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2007, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the New Credit Agreement.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the first two quarters of 2007, there were no material changes in our reinsurance arrangements since December 31, 2006. As of July 1, 2007 we made revisions to our casualty excess of loss program. Coverage under the casualty excess of loss program was expanded so that reinsurers are responsible for 100% of the excess over $2 million up to $5 million of covered loss, compared to 95% under the previous program. As of July 1, 2007, our property per risk, property catastrophe excess of loss, intercompany catastrophe reinsurance agreement, workers’ compensation excess of loss and workers’ compensation catastrophe excess of loss programs were also annually renewed, as is usual and customary with no material revisions. Overall, the changes to these programs will result in a modest decrease in cost that is not expected to be material to our quarter or year to date results of operations.

Regulatory Considerations

At September 30, 2007, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
07/01/07 thru 07/31/07	—		$—	—	—
08/01/07 thru 08/31/07	661	(2)	29.10	—	4,000,000
09/01/07 thru 09/30/07	93,000		29.47	93,000	3,907,000

Total	93,661		$29.29	93,000	3,907,000

(1)

On August 17, 2007, State Auto Financial announced that its board of directors had authorized the repurchase, from time to time, of up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 65%, and other shareholders.

(2)	These shares acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.69

Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

10.70	Amended and Restated Executive Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Mark A. Blackburn

10.71	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of October 4, 2007, between State Auto Financial Corporation and Mark A. Blackburn

10.72	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007

10.73	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 7, 2007	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)