Form 10-K
period 2007-12-31
State Auto Financial CORP
filed 2008-03-14
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $443,201,023.

On March 7, 2008, the Registrant had 40,167,853 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of stockholders to be held May 7, 2008 (the “2008 Proxy Statement”), which will be filed within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2007

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

•	“State Auto Mutual” or “our parent company” refers to State Automobile Mutual Insurance Company, which owns approximately 64% of STFC’s outstanding common shares;

•

The “Pooled Companies” or “our Pooled Companies” refer to State Auto P&C, Milbank, Farmers, SA Ohio (referred to as the “STFC Pooled Companies”), State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”) Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Fire Mutual Insurance Company (“Litchfield”), (State Auto Mutual, SA Florida, SA Wisconsin, Meridian Security, Meridian Citizens Mutual, Beacon National, Patrons Mutual and Litchfield are referred to as the “Mutual Pooled Companies”);

•	The “MIGI Insurers” refer to Meridian Security and Meridian Citizens Mutual, and the “MIGI Companies” refer to the MIGI Insurers and Meridian Insurance Group, Inc. (“MIGI”);

•	The “Beacon Insurance Group” or “Beacon Group” refers to Beacon National and Beacon Lloyds Insurance Company (“Beacon Lloyds”);

•

The “Patrons Insurance Group” or “Patrons Group” refers to Patrons Mutual, Litchfield, Patrons Fire Insurance Company of Rhode Island (“Patrons Fire”) and Provision State Insurance Company (“Provision State”); and

•	The “State Auto Group” refers to the Pooled Companies and the non-pooled insurance companies including SA National, Beacon Lloyds, Provision State and Patrons Fire.

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

Our parent company is State Auto Mutual, an Ohio domiciled super-regional mutual property and casualty insurance company organized in 1921. It owns approximately 64% of State Auto Financial’s outstanding common shares. It also owns 100% of SA Florida and SA Wisconsin, each of which is a property and casualty insurance company. It also owns 100% of MIGI, an insurance holding company. MIGI owns 100% of Meridian Security, a property and casualty insurance company. MIGI is also a party to an affiliation agreement with Meridian Citizens Mutual, a mutual property and casualty insurance company. MIGI also owns 100% of State Auto Holdings, Inc., an insurance holding company, which owns 100% of the Beacon Insurance Group. In March 2007, State Auto Mutual completed its purchase of the Beacon Insurance Group of Wichita Falls, Texas. With this acquisition, Texas became the State Auto Group’s 29th state of operation. The Beacon Insurance Group is comprised of Beacon National and Beacon Lloyds, which are affiliated through a trust agreement. Beacon National and Beacon Lloyds wrote premiums during 2007 in Texas and Arkansas. In December 2007, State Auto Mutual completed its affiliation with the Patrons Insurance Group. This affiliation expanded the State Auto Group’s operations to 33 states by adding Connecticut, Massachusetts, Rhode Island and Vermont.

State Auto P&C has participated in a quota share reinsurance pooling arrangement with State Auto Mutual since 1987 (the “Pooling Arrangement”). Since January 1, 2005, the participants in the Pooling Arrangement have been State Auto P&C, State Auto Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio, SA Florida, Meridian Security and Meridian Citizens Mutual. On January 1, 2008, Beacon National, Patrons Mutual and Litchfield became participants in the Pooling Arrangement. See “Narrative Description of Business—Pooling Arrangement” in this Item 1 for further information regarding the Pooling Arrangement.

The State Auto Group markets a broad line of property and casualty insurance, such as standard personal and commercial automobile, nonstandard personal automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, general liability and property insurance, through independent insurance agencies in 33 states. Our Pooled Companies and SA National are rated A+ (Superior) by the A.M. Best Company.

(b) Financial Information about Segments

We have three significant reportable segments: personal insurance and business insurance (the “insurance segments”), and investment operations. The insurance segments are managed separately because of the differences in types of customers served, products provided or services offered. In 2007, the insurance segments distributed their products through the independent agency system in 29 states. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market, which in 2008 includes middle market business. The investment operations segment, managed by Stateco, provides investment services for our Company’s invested assets.

Prior to 2007, we reported our financial information in two segments, a standard insurance segment and a nonstandard insurance segment. We believe that our new segments better reflect the manner in which we manage our business and report our results internally to our principal operating decision makers. We established integrated personal and business insurance teams with product and profit responsibilities for their respective areas. We evaluate the performance of our insurance segments using industry financial measurements based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. Prior reporting periods have been restated to conform to the new segment presentation.

(c) Narrative Description of Business

Property and Casualty Insurance

Pooling Arrangement

Our Pooled Companies are parties to the “Pooling Arrangement.” In general, under the Pooling Arrangement, each of the Pooled Companies cedes premiums, losses and expenses on all of its business to State Auto Mutual, and State Auto Mutual in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since 2001. Prior to 2008, the Pooling Arrangement covered all property and casualty insurance written by the Pooled Companies except State Auto Mutual’s voluntary assumed reinsurance, middle market business insurance written by State Auto Mutual and Meridian Security and intercompany catastrophe reinsurance written by State Auto P&C.

In 2008, we made the following changes to the Pooling Arrangement:

•	Added Beacon National to the pool with a participation percentage of 0.0%;

•	Added Patrons Mutual and Litchfield to the pool with participation percentages of 0.4% and 0.1%, respectively;

•	Reduced State Auto Mutual’s participation percentage from 19.5% to 19.0% to accommodate the participation percentages allocated to Patrons Mutual and Litchfield;

•	Included State Auto middle market business insurance written by State Auto Mutual and Meridian Security.

The following table sets forth a chronology of the participants and their participation percentage changes that have occurred in the Pooling Arrangement since January 1, 1997:

Year(1)	State Auto Mutual	State Auto P&C	Milbank		SA Wisconsin	Farmers	SA Ohio	SA Florida	Meridian Security	Meridian Citizens Mutual	Beacon National	Patrons Mutual	Litchfield Mutual
1997	55.0	35.0	10.0		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
1998	52.0	37.0	10.0	(2)	1.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
1999	49.0	37.0	10.0		1.0	3.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2000 – 9/30/2001	46.0	39.0	10.0		1.0	3.0	1.0	N/A	N/A	N/A	N/A	N/A	N/A
10/1/2001 – 2002	19.0	59.0	17.0		1.0	3.0	1.0	N/A	N/A	N/A	N/A	N/A	N/A
2003 – 2004	18.3	59.0	17.0		1.0	3.0	1.0	0.7	N/A	N/A	N/A	N/A	N/A
1/1/2005 – 2007	19.5	59.0	17.0		0.0	3.0	1.0	0.0	0.0	0.5	N/A	N/A	N/A
1/1/2008 – current	19.0	59.0	17.0		0.0	3.0	1.0	0.0	0.0	0.5	0.0	0.4	0.1

(1)	Time period is for the year ended December 31, unless otherwise noted.
(2)	In July 1998, Milbank became a 100% owned subsidiary of STFC. Previously, Milbank was a 100% owned subsidiary of State Auto Mutual.

The following table sets forth a summary of the Pooling Arrangement participation percentages of STFC and State Auto Mutual, aggregating their respective 100% owned subsidiaries:

Year(1)	STFC Pooled Companies	State Auto Mutual Pooled Companies
1997	35	65
1/1/1998 – 6/30/1998	37	63
7/1/1998 – 12/31/1998	47	53
1999	50	50
2000 – 9/30/2001	53	47
10/1/2001 – current	80	20

(1)	Time period is for the year ended December 31, unless otherwise noted.

It is not management’s intention to recommend an adjustment to the STFC Pooled Companies’ 80% participation level in the foreseeable future. Under applicable governance procedures, if the Pooling Arrangement were to be amended, management would make recommendations to the independent committees of the Board of Directors of both State Auto Mutual and STFC. The independent committees review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Board of Directors of both State Auto Mutual and STFC. The Pooling Arrangement is terminable by any of our Pooled Companies at any time by any party by giving twelve months notice to the other parties and their respective domiciliary insurance departments. None of our Pooled Companies currently intends to terminate the Pooling Arrangement.

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

The Pooling Arrangement excludes catastrophic losses and loss adjustment expenses that are reinsured under our Catastrophe Assumption Agreement (defined below), as well as the premium for such exposures. State Auto P&C reinsures each insurer in the State Auto Group for this layer of reinsurance in the amount of $100.0 million in excess of $135.0 million. No losses were paid by State Auto P&C under the Catastrophe Assumption Agreement in 2007, 2006 or 2005. The State Auto Group does not currently intend to renew the Catastrophe Assumption Agreement upon its expiration on July 1, 2008. The State Auto Group is considering other alternatives, such as securing replacement coverage from a third party reinsurer or relying upon the $100 million set aside under the Credit Agreement (defined below) to fund this layer of catastrophe reinsurance, but currently no decision has been reached. See “Narrative Description of Business—Reinsurance” in this Item 1 for further information regarding the Catastrophe Assumption Agreement.

Our nonstandard automobile programs, written through SA National, provide insurance for private passenger automobile risks which do not qualify for the standard or preferred automobile insurance market. Typically, nonstandard risks have higher than average loss experience and an overall higher degree of risk than standard or preferred automobile business. We do not include the business of SA National in the Pooling Arrangement. See “Narrative Description of Business—Marketing” for further information regarding our nonstandard auto insurance business.

Management Agreement

With the exception of the Patrons Group (discussed below), our subsidiary, State Auto P&C, provides the employees to perform all organizational, operational and management functions for the State Auto Group and

State Auto Mutual provides certain operating facilities, including our corporate headquarters, for the State Auto Group through management and cost sharing agreements. Each of the affiliated management and cost sharing agreements has a ten-year term and renews for an additional ten-year period unless terminated sooner in accordance with their terms. If our primary management agreement, which we refer to as our 2005 Management Agreement, were terminated for any reason, we would have to relocate our facilities to continue our operations. However, we do not currently anticipate the termination of the 2005 Management Agreement. See also Item 2 (Property) of this Form 10-K.

On December 14, 2007, State Auto Mutual and State Auto P&C became parties to various management and/or cost sharing agreements in conjunction with State Auto Mutual’s affiliation with the Patrons Insurance Group. Each of these management and/or cost sharing agreements apportions among the parties the actual costs of the services provided. Employees of the Patrons Group will remain employees of Patrons Mutual until January 1, 2009, at which time it is expected that they will become employees of State Auto P&C. The insurance operations of the Patrons Group will continue to be conducted at facilities owned by Patrons Mutual and Litchfield.

Marketing

As of January 1, 2008, the State Auto Group marketed its products in 33 states through independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies.

We view our independent insurance agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. As such, we continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and branch office staff to meet with agents, in person, in their home states; training opportunities; travel incentives related to profit and growth; contingent commissions; and an agent stock purchase plan.

We actively help our agencies develop professional sales skills within their staffs. Our training programs include both products and sales training conducted in our home office. Further, our training programs include disciplined follow-up and coaching for an extended time. Other targeted training sessions are held in our branch office locations from time to time, as well as in our agents’ offices.

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

We share the cost of approved advertising with selected agencies. We provide our agents with defined travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, we recognize our very top agencies—measured by consistent profitability, achievement of written premium thresholds and growth—as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional trip and financial incentives, including additional contingent commissions and additional contributions to their Inner Circle Agent Stock Purchase Plan, a part of our Agent Stock Purchase Plan described below.

To strengthen agency commitment to producing profitable business and further develop our agency relationships, we make available to our agents a stock purchase plan which provides them with the opportunity to use their commission income to purchase our stock. Our transfer agent administers this stock purchase plan using commission dollars assigned by the agents to purchase shares on the open market through a stockbroker. We also make available to our top performing agents a stock option plan which provides them with the opportunity to vest grants of options in our stock if they meet certain performance targets.

During 2007, the State Auto Group, which includes the Beacon and Patrons Groups, received premiums on products marketed in Alabama, Arizona, Arkansas, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. During 2007, the eight states that contributed the greatest percentage of our direct premiums written were as follows: Ohio (17.1%), Kentucky (10.2%), Indiana (6.9%), Tennessee (6.3%), Pennsylvania (4.6%), Minnesota (4.6%), Maryland (4.4%) and Arkansas (4.1%).

Claims

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

Our claim representatives use third party, proprietary bodily injury evaluation software to help them value bodily injury claims, except for the most severe injury cases. Our Claims Contact Centers allow us to improve claims efficiency and economy by concentrating the handling of smaller, less complex claims in a centralized environment. We provide claim service 24 hours a day, seven days a week, either through associates in our Claims Contact Centers, which are located in Des Moines, Iowa and Columbus, Ohio, or, for a few overnight hours, through a third party service provider.

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

The following table presents our one-year development information on changes in the reserve for loss and loss expenses for each of the three years in the period ended December 31:

($ millions)	Year Ended December 31
	2007	2006	2005
Beginning of Year:
Loss and loss expenses payable	$674.5	728.7	681.8
Less: Reinsurance recoverable on losses and loss expenses payable(1)	13.5	17.4	25.9

Net losses and loss expenses payable(2)	661.0	711.3	655.9

Provision for losses and loss expenses occurring:
Current year	645.5	659.3	657.7
Prior years(3)	(54.7)	(71.7)	(44.3)

Total	590.8	587.6	613.4

Loss and loss expense payments for claims occurring during:
Current year	368.7	389.4	350.5
Prior years	236.0	248.5	242.8

Total	604.7	637.9	593.3

Impact of pooling change, January 1, 2005	—	—	35.3

End of Year:
Net losses and loss expenses payable	647.1	661.0	711.3
Add: Reinsurance recoverable on losses and loss expenses payable(4)	11.2	13.5	17.4

Losses and loss expenses payable(5)	$658.3	674.5	728.7

(1)	Includes amounts due from affiliates of $2.7 million, $5.5 million, and $5.7 million at beginning of year 2007, 2006, and 2005, respectively.
(2)	Includes net amounts assumed from affiliates of $281.7 million, $302.6 million, and $296.9 million at beginning of year 2007, 2006, and 2005, respectively.
(3)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “2007 Compared to 2006—Expenses” and “2006 Compared to 2005—Expenses.”

(4)	Includes amounts due from affiliates of $1.2 million, $2.7 million, and $5.5 million at end of year 2007, 2006, and 2005, respectively.
(5)	Includes net amounts assumed from affiliates of $257.2 million, $281.7 million, and $302.6 million at end of year 2007, 2006, and 2005, respectively.

The following table sets forth our development of reserves for losses and loss expenses from 1997 through 2007. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverables, for each of the indicated years. This liability represents the estimated amount of losses and loss expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2007, we have paid 92.4% of the currently estimated losses and loss expenses that had been incurred, but not paid, as of December 31, 1997.

The lower portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the 1997 calendar year reserve has developed a $28.0 million or 14.4% deficiency through December 31, 2007. This $28.0 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy related to losses settled in 2000, but incurred in 1997, will be included in the cumulative redundancy or deficiency amounts for years 1997, 1998 and 1999. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 1998, 1999, 2000 and 2001 the Pooling Arrangement was amended to increase our share of premiums, losses and expenses and in 2005 to add the business of two companies within the State Auto Group, the MIGI Insurers. An amount of assets equal to the increase in net liabilities was transferred to us from our parent company in 1998, 1999, 2000 and 2001 in conjunction with each year’s respective pooling change and in 2005 from the MIGI Insurers. The amount of the assets transferred on the reserve liabilities assumed in 1998, 1999, 2000, 2001 and 2005 has been netted against and has reduced the cumulative amounts paid for years prior to 1998, 1999, 2000, 2001 and 2005, respectively.

($ millions)	Years Ended December 31
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Net liability for losses and loss expenses payable	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1

Paid (cumulative) as of:
One year later	32.7%	35.4%	41.8%	5.9%	43.4%	41.2%	36.7%	31.6%	34.9%	34.9%	—
Two years later	54.6%	61.6%	43.0%	52.7%	65.3%	60.8%	53.2%	48.4%	51.1%
Three years later	70.1%	62.1%	71.9%	79.9%	78.4%	71.4%	63.3%	59.6%
Four years later	69.2%	78.8%	86.9%	95.5%	84.4%	77.3%	70.6%
Five years later	77.1%	86.3%	96.1%	101.6%	88.5%	82.3%
Six years later	81.8%	92.5%	99.0%	107.0%	92.3%
Seven years later	85.8%	94.9%	102.4%	112.2%
Eight years later	88.2%	97.4%	106.0%
Nine years later	90.0%	100.3%
Ten years later	92.4%

Net liability re-estimate as of:
One year later	93.0%	96.6%	97.5%	125.7%	102.4%	99.7%	96.5%	93.3%	89.9%	91.7%	—
Two years later	92.0%	96.7%	119.1%	129.1%	105.1%	100.6%	93.2%	87.6%	86.4%
Three years later	91.9%	111.9%	120.3%	133.1%	106.9%	98.8%	91.0%	86.9%
Four years later	102.0%	111.5%	123.2%	136.1%	106.2%	98.5%	90.6%
Five years later	101.4%	115.6%	126.7%	135.6%	107.1%	98.8%
Six years later	106.1%	118.5%	127.9%	138.2%	107.7%
Seven years later	108.9%	120.0%	128.9%	140.1%
Eight years later	110.5%	121.5%	131.1%
Nine years later	111.9%	123.9%
Ten years later	114.4%

Cumulative redundancy (deficiency)	$(28.0)	$(49.0)	$(68.8)	$(95.0)	$(39.0)	$7.1	$59.1	$86.2	$96.9	$54.7	—

Cumulative redundancy (deficiency)	(14.4)%	(23.9)%	(31.1)%	(40.1)%	(7.7)%	1.2%	9.4%	13.1%	13.6%	8.3%	—

Gross* liability – end of year	$402.7	$414.2	$438.7	$457.2	$743.7	$862.4	$934.0	$1,006.4	$1,111.1	$1,032.7	$1,029.9
Reinsurance recoverable	$208.5	$209.2	$217.0	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8
Net liability – end of year	$194.2	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1

Gross liability re-estimated – latest	107.7%	118.1%	119.4%	125.5%	107.5%	99.3%	93.1%	90.2%	89.0%	93.2%	—
Reinsurance recoverable re-estimated – latest	101.4%	112.5%	107.4%	109.9%	107.1%	100.4%	98.3%	96.4%	93.8%	95.8%	—
Net liability re-estimated – latest	114.4%	123.9%	131.1%	140.1%	107.7%	98.8%	90.6%	86.9%	86.4%	91.7%	—

*	Gross liability includes: Direct and assumed losses and loss expenses payable.

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

($ millions)	Years Ended December 31
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Reinsurance recoverable	$208.6	$209.2	$217.1	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8
Amount netted against assumed from State Auto Mutual	$195.3	$197.7	$206.3	$212.6	$219.9	$261.5	$291.0	$324.6	$382.4	$358.2	$371.6
Net reinsurance recoverable	$13.3	$11.5	$10.8	$7.9	$13.9	$8.8	$14.2	$25.9	$17.4	$13.5	$11.2

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

During 2007, the Beacon Group was added to the State Auto Group’s reinsurance programs described below and as of January 1, 2008, the Patrons Group was added to these programs.

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

The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of the $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

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

In addition, the State Auto Group has secured other reinsurance to limit the net cost of large loss events for certain types of coverage and certain companies. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million with a maximum $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states. (Facultative reinsurance provides for a separate reinsurance agreement that is negotiated for a particular risk or insurance policy.)

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

Excess of the property catastrophe reinsurance described immediately above, the members of the State Auto Group participate in an intercompany catastrophe reinsurance program (the “Catastrophe Assumption Agreement”). Under the terms of the Catastrophe Assumption Agreement our subsidiary, State Auto P&C, acts as the catastrophe reinsurer for the State Auto Group, and is responsible for up to $100.0 million of covered loss, each occurrence in excess of $135.0 million of covered loss, each occurrence. Each reinsured company pays a premium to our subsidiary, State Auto P&C, in exchange for the reinsurance coverage provided. There have been no losses assumed under this agreement. The State Auto Group does not currently intend to renew the Catastrophe Assumption Agreement upon its expiration on July 1, 2008. The State Auto Group is considering other alternatives, such as securing replacement coverage from a third party reinsurer or relying upon the $100 million set aside under the Credit Agreement, discussed below, to fund this layer of catastrophe reinsurance, but currently no decision has been reached.

On July 12, 2007, State Auto Financial terminated its then-current credit agreement and entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility amount by $50.0 million, up to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. While the Credit Facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we presently intend to keep $100 million of the Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for additional information regarding the Credit Facility.

See “Narrative Description of Business—Regulation” of this Item 1 for a discussion of the Terrorism Risk Insurance Act of 2002, and its successor, the Terrorism Risk Insurance Extension Act of 2005.

Regulation

Most states, including all the domiciliary states of the State Auto Group, have enacted legislation that regulates insurance holding company systems. Each insurance company in our holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within our holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the respective insurance departments may examine any members of the State Auto Group, at any time, require disclosure of material transactions involving insurer members of our holding company system, and require prior notice and an opportunity to disapprove of certain “extraordinary” transactions, including, but not limited to, extraordinary dividends to stockholders. Pursuant to these laws, all transactions within our holding company system affecting any insurance subsidiary within the State Auto Group must be fair and equitable. In addition, approval of the applicable Insurance Commissioner is required prior to the consummation of transactions affecting the control of an insurer. The insurance laws of all the domiciliary states of the State Auto Group provide that no person may acquire direct or indirect control of a domestic insurer without obtaining the prior written approval of the state insurance commissioner for such acquisition.

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

Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law at December 31, 2007, adjusted for dividend payments made in the previous twelve-month period, a total of $79.6 million is available in 2008 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $50.0 million, $0.0, and $40.5 million in 2007, 2006, and 2005, respectively, from its insurance subsidiaries.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any adverse legislation or regulation in any state in which we conducted business during 2007 which would materially impact our business.

In January 2007, the Florida legislature enacted new legislation which made fundamental changes to the property and casualty insurance business in Florida. This legislation was intended to address the cost of residential property insurance in Florida. After careful analysis of this legislation, we concluded that we could no longer operate our personal lines on a profitable basis in that state. Accordingly, during the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from this state’s personal lines insurance market effective January 1, 2008. Non-renewals on our personal lines business are in process. We will continue to write commercial lines business in Florida.

Many of the states in which we operate have passed or are considering legislation restricting or banning the use of “credit scoring” in the rating and risk selection process. In July 2007, the Federal Trade Commission (“FTC”) released a report on credit scoring and its impact on automobile insurance. The FTC concluded that credit-based scoring is an effective predictor of risk with respect to the issuance of automobile insurance policies to consumers, but has little effect as an indicator of racial or ethnic status of consumers. Despite the FTC’s conclusions, some consumer groups and certain regulatory and legislative entities continue to resist the use of credit scoring in the rating and risk selection process. Banning or restricting this practice or data mining would limit our ability, and the ability of other carriers, to take advantage of the predictive value of this information. An FTC study reviewing the impact of credit scoring on homeowners insurance is pending. The homeowners insurance study could affect the future use of credit scoring based upon the findings of the FTC.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the National Association of Insurance Commissioners (“NAIC”) annually tests insurers’ risk-based capital requirements. As of December 31, 2007, each insurer affiliated with us surpassed all standards tested by the formula applying risk-based capital requirements.

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

The Terrorism Risk Insurance Act of 2002 and its successor, the Terrorism Risk Insurance Extension Act of 2005 (collectively, the “Terrorism Acts”) require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from future terrorist attacks within the United States. Under the Terrorism Acts, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, we intend, subject to the approval of the state regulators, to cover only such acts of terrorism that are not certified acts under the Terrorism Acts and that do not arise out of nuclear, biological or chemical agents. In December 2007, The United States Congress extended the Terrorism Acts through December 31, 2014. At the same time, Congress made modest changes to the Terrorism Acts—for example, deleting the distinction between certified and non-certified (essentially foreign and domestic) acts of terrorism. Lines of business covered, as well as certain important coverage features (such as loss triggers, company deductibles and industry retentions) were not changed. We are evaluating these recent changes to the Terrorism Acts and are taking actions to comply. Our current property reinsurance treaties exclude certified acts of terrorism.

An area of regulatory focus in recent years and which may continue to receive additional attention in 2008 is “producer compensation arrangements.” Beginning in 2006, the New York Attorney General as well as other states’ Attorneys General undertook investigations and initiated lawsuits involving allegations of improper compensation arrangements between brokers and insurance companies. Improper producer compensation arrangements generally involve insurance brokers, who are persons retained and compensated by the insurance customer. We market our insurance products through independent insurance agents who have been appointed to act on our behalf, and we, not the insurance customer, compensate these agents pursuant to contractual arrangements. Under our agency agreements, our compensation arrangements with our agencies consist of commissions paid for the sale of our insurance products, usually based upon a percentage of the premium paid by the insurance customer, and a “contingent commission.” This “contingent commission” is based upon the underwriting profit and production volume generated by that agency’s book of business placed with the State Auto Group. Like many other sales organizations, we also offer sales incentives to our agencies. We believe that our agent compensation arrangements are in compliance with the law and consistent with good business practices.

Investments

Our investment portfolio is managed to provide growth of statutory surplus to facilitate increased premium writings over the long term while maintaining the ability to fund current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. Our investment portfolio is managed separately from that of our parent company and its subsidiaries, and investment results are not shared by our Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for us and our parent company and its subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its respective Board of Directors.

Our decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) our liquidity requirements at any given time; and (f) our current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed maturity investments. We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of December 31, 2007 and 2006, our bond portfolio had a fair value that totaled $1,745.4 million and $1,647.4 million, respectively.

Our fixed maturity investments are classified as available-for-sale and carried at fair value, according to the Financial Accounting Standards Board (“FASB”) Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Our maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Generally, investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2007 Compared to 2006—Investment Operations Segment—Market Risks,” for a discussion regarding the market risks related to our investment portfolio.

At December 31, 2007 and 2006, our equity portfolio was classified as available-for-sale and carried at fair value totaling $254.2 million and $284.2 million, respectively.

The following table sets forth our investment results for the periods indicated:

($ millions)	Year ended December 31
	2007	2006	2005
Average Invested Assets(1)	$1,987.1	1,891.6	1,811.6
Net Investment Income(2)	84.7	83.1	78.7
Average Yield	4.3%	4.4%	4.3%

(1)

Average of the aggregate invested assets at the beginning and end of each period, including interim quarter ends. Invested assets include fixed maturities at amortized cost, equity securities and other invested assets at cost and cash equivalents.

(2)	Net investment income is net of investment expenses and does not include realized or unrealized investment gains or losses or provision for income taxes.

For additional discussion regarding our investments, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Operations Segment.”

Competition

The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, many of which are substantially larger and have considerably greater financial resources. In addition, because our products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency. See “Narrative Description of Business—Marketing” in Item 1 and “Distribution System” and “Competition” in Item 1A of this Form 10-K. We compete through underwriting criteria, appropriate pricing, quality service to our policyholders and our agents, and a fully developed agency relations program.

Employees

As of February 28, 2008, we had 2,185 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be excellent.

Available Information

Our website address is www.stfc.com. Through this website (found by clicking the “Investors” link, then the “All SEC Filings” link), we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). Also available on our website is information pertaining to our corporate governance, including the charters of each of our standing committees of our Board of Directors, our corporate governance guidelines, our employees’ code of business conduct and our directors’ ethical principles.

Any of the materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	57	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present; Senior Vice President, Insurance Operations, of Main Street America Group, a property and casualty insurance company, 4/05 – 2/06; President and Chief Executive Officer for two property and casualty insurance subsidiaries of Allmerica Financial Corporation (now known as Hanover Insurance Group), 1998 – 2003.	2006

Mark A. Blackburn, Executive Vice President and Chief Operating Officer	56	Executive Vice President and Chief Operating Officer of STFC and State Auto Mutual, 11/06 to present; Senior Vice President of STFC and State Auto Mutual, 03/01 to 11/06.	1999

Steven E. English, Vice President and Chief Financial Officer	47	Vice President of STFC and State Auto Mutual, 05/06 to present; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present; Assistant Vice President of State Auto Mutual, 06/01 to 05/06.	2006

James E. Duemey, Vice President and Investment Officer	61	Vice President and Investment Officer of State Auto Mutual, 5/91 to present.	1991

Clyde H. Fitch, Jr. Senior Vice President and Chief Sales Officer	57	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present. Senior Vice President of Travelers Companies, Inc. for more than five years prior to 11/07.	2007

Steven R. Hazelbaker, Vice President and Director of Corporate Enterprise Risk Management	52	Vice President of State Auto Mutual and STFC, 6/01 to present.	2001

Cathy B. Miley, Vice President and Director of Corporate Development	58	Vice President of STFC, 3/98 to present; Vice President of State Auto Mutual, 3/95 to present.	1995

Cynthia A. Powell, Vice President and Treasurer	47	Treasurer of STFC and State Auto Mutual, 06/06 to present; Vice President of State Auto Mutual, 3/00 to present; Vice President of STFC, 5/00 to present.	2000

Lorraine M. Siegworth, Vice President	40	Vice President of STFC and State Auto Mutual, 11/06 to present; Vice President of Nationwide Insurance or its affiliates, 09/00 to 03/06, most recently serving as Vice President of Corporate HR of Nationwide Insurance.	2006

James A. Yano, Vice President, Secretary and General Counsel	56	Vice President, Secretary and General Counsel of STFC and State Auto Mutual 4/07 to present; Senior Vice President, Secretary and General Counsel of Abercrombie & Fitch Co. 5/05 to 3/07; Partner, law firm of Vorys, Sater, Seymour and Pease LLP for more than five years prior.	2007

(1)	Age is as of March 5, 2008.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

Item 1A. Risk Factors

Statements contained in this Form 10-K may be “forward-looking” within the meaning of the Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance.

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

CATASTROPHE LOSSES AND GEOGRAPHIC CONCENTRATIONS

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas. However, hurricanes, earthquakes and other perils may produce significant damage in larger areas, especially those that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from tornadoes, hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes in Florida and the Gulf Coast, southern coastal states and Mid-Atlantic regions. See “Narrative Description of Business—Regulation” in Item 1 of this Form 10-K for a discussion regarding our recent personal lines action with respect to Florida. In the last three years, the largest catastrophe or series of catastrophes to affect STFC’s results of operations in any one year were as follows: 2007 with losses that occurred from hailstorms and windstorms in the Midwest resulting in approximately $10.8 million in pre-tax losses; 2006 with losses that occurred in April from a series of tornadoes, hailstorms and windstorms that caused damage in several of our Midwest operating states resulting in approximately $51.8 million in pre-tax losses; 2005 with losses from hurricanes Katrina and Wilma resulting in approximately $41.7 million in pre-tax losses.

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

UNDERWRITING AND PRICING

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

Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors on cost of construction materials and labor;

•	our ability to monitor property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

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

The property and casualty insurance industry, particularly business insurance, has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable returns. Accordingly, our commercial lines business tends to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return.

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

DISTRIBUTION SYSTEM

The independent agency system is the distribution system for our products. Use of this distribution system may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels. In addition, consumers may prefer to purchase insurance products through alternative channels, such as through the internet, rather than through agents.

We market our insurance products through independent, non-exclusive insurance agents, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. The State Auto Group has supported the independent agency system as our sole distribution channel for the past 86 years. However, we recognize that although the number of distribution locations has expanded, the number of independent agencies in the industry has dramatically shrunk over the past several years due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it will be progressively more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing the number of agencies in our independent agency distribution system, our sales and results of operations could be adversely affected.

The agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. Our strategy of not pursuing market share at prices that are not expected to produce an underwriting profit can have the effect of making top line growth more difficult. When price competition is intense, this effect is exaggerated by the fact our independent agent distribution force has products to sell from other carriers that may be more willing to lower prices to grow top line sales. Consequently, we must remain focused on attracting and retaining productive agents to market and sell our products. We compete for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure we have strong relationships with our independent agents and to persuade them to promote and sell our products, we may not be successful in these efforts. If we are unsuccessful in attracting and retaining these agents, our sales and results of operations could be adversely affected.

In addition, consumers are increasingly using the internet and other alternative channels to purchase insurance products. While our website provides a significant amount of information about our insurance products, consumers cannot purchase insurance through our website. Instead, consumers must contact one of our independent agents in order to purchase any of our insurance products or make changes to their existing policies. This sole distribution system may place us at a disadvantage with consumers who prefer to purchase insurance products online or through other alternative distributions channels.

We also expect there will be consequences from certain of our competitors eliminating contingent commissions to agents as a result of legal actions undertaken by certain states’ Attorneys General. It may be that these or other Attorneys General will pursue other insurers who are continuing to pay contingent commissions or it may be that these insurers will develop alternative compensation structures to replace contingent commissions that could be perceived as more attractive to independent agents, thus driving the marketplace to move in that direction. It may also be that these large insurers will seek to level the playing field for independent agent compensation by lobbying for regulatory or legal changes to prohibit or restrict so-called contingent commissions and other sales incentive compensation.

REGULATION

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, (See “Narrative Description of Business-Regulation-Dividends” in Item 1), changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. For example, in 2007, Florida enacted legislation that required us to charge rates for homeowners insurance that we believed were inadequate to cover the related underwriting risk. After careful analysis of this legislation, we concluded that we could no longer operate our personal lines on a profitable basis in that state. Accordingly, during the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from this state’s personal lines insurance market effective January 1, 2008. Non-renewals on our personal lines business are in process. We will continue to write commercial lines business in Florida.

Nearly all states require licensed insurers to participate in guaranty funds through assessments covering a portion of insurance claims against impaired or insolvent insurers. An increase in the magnitude of impaired companies could result in an increase in our share of such assessments. Residual market or pooling arrangements exist in many states to provide certain types of insurance coverage to those that are otherwise unable to find private insurers willing to insure them. Licensed insurers voluntarily writing such coverage are required to participate in these residual markets or pooling mechanisms. Such participation exposes the Company to possible assessments. The potential availability of recoupments or premium rate increases, if applicable, may not offset such assessments in the financial statements nor do so in the same fiscal periods.

Many of the states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states are considering restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help us price our products more fairly and enhance our ability to compete for business that we believe will be profitable. Such regulations would limit our ability, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.

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

As industry practices and legislative, judicial and regulatory conditions change, unexpected and unintended issues related to claims and coverage may develop. These issues could have an adverse effect on our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. The premiums we charge for our insurance products are based upon certain risk expectations. When the legislative, judicial or regulatory authorities expand the burden of risk beyond our expectations, the premiums we previously charged or collected may no longer be sufficient to cover the risk, and we do not have the ability to retroactively modify premium amounts. An example would be a trend of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claim-handling and other practices. Many of these issues are beyond our control. The effects of these and other unforeseen claims and coverage issues are extremely hard to predict and could materially harm our business and results of operations.

TERRORISM

Terrorist attacks, and the threat of terrorist attacks, and ensuing events could have an adverse effect on us.

Terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause loss of life, property damage, reduced economic activity, and additional disruptions to commerce. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the State Auto Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The Terrorism Acts require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from certain future terrorist attacks within the United States. Under the Terrorism Acts, we must offer our commercial policyholders coverage against certified acts of terrorism. In December 2007, the United States Congress extended the Terrorism Acts through December 31, 2014, and made some modest changes to the Terrorism Acts. We are evaluating these changes to the Terrorism Act and are taking actions to comply. See “Narrative Description of Business—Regulation” of this Item 1 for a discussion of the Terrorism Acts.

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

We are developing a business insurance lines automation system that will build upon the success we believe we have achieved through our personal lines netXpress™ system. Our netXpress™ allows agents to obtain personal lines rates for applicants on-line in real time and secure consumer reports required for rating or underwriting. This report availability enables our agents to offer a firm quote to a customer in real time at the point of sale. It is our intention to develop similar functionality for business insurance lines as we have in personal lines through netXpress™.

While this represents a significant commitment of resources over the next 6 to 24 months, we believe it is vitally important to our ability to maintain our prospects in business lines. Such automation was successfully put into production for businessowners products during the latter part of 2007. We expect to introduce such automation for commercial auto coverage during 2008, to be followed by development of this technology for workers compensation products. We cannot be sure that the development of this technology will be completed within the timeframe projected, or that it will be successful upon implementation. Additionally, because some of our competitors have already implemented or may be implementing similar types of underwriting tools, we may be competitively disadvantaged. A challenge during this development phase will be the utilization of today’s technology in face of a constantly changing technological landscape. There can be no assurance that the development of today’s technology for tomorrow’s use will not result in our being competitively disadvantaged, especially among the larger national carriers that have greater financial and human resources than we.

INVESTMENTS

The performance of our investment portfolios is subject to investment risks.

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a portion of our revenues and earnings and are therefore subject to market risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices. Individual securities in our fixed-income portfolio are subject to credit risk. Downgrades in the credit ratings of fixed maturities can have a significant negative effect of the market valuation of such securities.

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

In addition, our investments are subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments held by us and our ability to liquidate investments on favorable terms or short notice may be adversely affected if those markets are disrupted or otherwise affected by local, national or international events, such as power outages, system failures, wars or terrorist attacks or by recessions or depressions, a significant change in inflation expectations, a significant devaluation of governmental or private sector credit, currencies or financial markets and other factors or events.

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

Since going public in 1991, we and State Auto Mutual have acquired or affiliated with other insurance companies, such as the MIGI Insurers, Milbank, Farmers, SA Wisconsin, and most recently the Beacon and Patrons Groups. It is anticipated that we and State Auto Mutual will continue to pursue acquisitions or affiliations of other insurance companies in the future.

Acquisitions and affiliations involve numerous risks and uncertainties, such as:

•	obtaining necessary regulatory approvals may prove to be more difficult than anticipated;

•	integrating the business may prove to be more costly than anticipated;

•	integrating the business without material disruption to existing operations may prove to be more difficult than anticipated;

•	anticipated cost savings may not be fully realized (or not realized within the anticipated time frame);

•	loss results of the acquired or affiliated company or business may be worse than expected;

•	losses may develop differently than what we expected them to; and

•	retaining key employees of the acquired company or business may prove to be more difficult than anticipated.

In addition, other companies in the insurance industry have similar acquisition and affiliation strategies. Competition for target companies or businesses may intensify or we may not be able to complete such acquisitions or affiliations on terms and conditions acceptable to us. Additionally, the costs of unsuccessful acquisition and affiliation efforts may adversely affect our financial performance.

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

As of December 31, 2007, our parent company owned approximately 64% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to stockholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC stockholders.

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

The increased transparency that arises from information available from the use of tools such as comparative rater software, could work to our disadvantage. We may have difficulty differentiating our products or becoming among the lowest cost providers. Expense efficiencies are important to maintaining and increasing our growth and profitability. If we are unable to realize future expense efficiencies, it could affect our ability to establish competitive pricing and could have a negative effect on new business growth and retention of existing policyholders.

VOLATILITY OF OUR COMMON STOCK

The price of our common stock could be volatile.

The trading price of our common stock may fluctuate substantially due to a variety of factors, certain of which may not be related to our operating performance and are beyond our control. Such factors include, but are not limited to, the following: variations in our actual or anticipated operating results or changes in the expectations of financial market analysts; investor perceptions of our Company and/or the property and casualty industry; market conditions in the insurance industry and any significant volatility in the market; and major catastrophic events.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 21, 2008, there were 3,951 stockholders of record of our common shares.

Market Price Ranges and Dividends Declared on Common Shares

Initial Public Offering—June 28, 1991 – $2.25(1). The following table provides information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2007	High	Low	Dividend
First Quarter	$35.22	$30.61	$0.10
Second Quarter	34.00	28.67	0.10
Third Quarter	32.25	23.99	0.15
Fourth Quarter	32.38	25.39	0.15

2006	High	Low	Dividend
First Quarter	$39.94	$30.59	$0.09
Second Quarter	36.33	31.11	0.09
Third Quarter	32.90	28.40	0.10
Fourth Quarter	35.15	29.25	0.10

(1)	Adjusted for stock splits.

Additionally, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for additional information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Purchases of Common Shares by the Company

The following table provides information with respect to purchases made by us of our common shares during the fourth quarter 2007:

Period	Total number of shares purchased(1)		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/01/07 – 10/31/07	256,343		$27.62	256,343	3,650,657
11/01/07 – 11/30/07	388,175	(2)	26.45	380,705	3,269,952
12/01/07 – 12/31/07	85,026	(3)	27.27	83,482	3,186,470

Total	729,544		26.96	720,530

(1)

On August 17, 2007, State Auto Financial announced that its board of directors had authorized the repurchase, from time to time, of up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending until

December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders.

(2)	7,470 shares acquired as a result of stock swap option exercises.
(3)	1,544 shares acquired as a result of stock swap option exercises.

Performance Graph

The line graph below compares the total return on $100 invested on December 31, 2002, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
STFC	100.000	148.984	162.136	165.583	181.920	197.280
NASDAQ Index	100.000	122.725	149.000	166.399	188.819	189.206
NASDAQ Ins. Index	100.000	151.548	168.949	240.058	230.840	178.389

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31:
	2007	2006	2005*	2004	2003
Statement of Income Data – GAAP Basis:
Earned premiums	$1,011.6	1,023.8	1,050.3	1,006.8	960.6
Net investment income	$84.7	83.1	78.7	71.8	64.6
Total revenues	$1,113.4	1,117.4	1,139.5	1,092.4	1,041.7
Net income	$119.1	120.4	125.9	110.0	63.6
Earned premium growth	(1.2)%	(2.5)	4.3	4.8	7.1
Return on average invested assets(1)	4.3%	4.4	4.3	4.5	4.6

Balance Sheet Data – GAAP Basis:
Total investments	$2,021.2	1,937.9	1,879.9	1,699.1	1,570.3
Total assets	$2,337.9	2,255.1	2,274.9	2,168.4	2,029.9
Total notes payable	$118.0	118.4	118.7	164.5	161.2
Total stockholders’ equity	$935.5	834.2	763.5	658.2	542.3
Common shares outstanding	40.5	41.0	40.5	40.1	39.6
Return on average equity(2)	13.5%	15.1	17.7	18.3	12.6
Debt to stockholders’ equity	12.6%	14.2	15.5	25.0	29.7

Per Common Share Data – GAAP Basis:
Basic EPS	$2.90	2.95	3.12	2.76	1.62
Diluted EPS	$2.86	2.90	3.06	2.70	1.58
Cash dividends per share	$0.50	0.38	0.27	0.17	0.15
Book value per share	$23.10	20.32	18.86	16.42	13.71

Common Share Price:
High	$35.22	39.94	38.15	31.83	26.90
Low	$23.99	28.40	24.30	22.12	14.96
Close at December 31	$26.30	34.68	36.46	25.85	23.34
Close price to basic EPS	9.07	11.76	11.69	9.37	14.41
Close price to book value per share	1.14	1.71	1.93	1.57	1.70

GAAP Ratios:(3)
Loss and LAE ratio	58.4%	57.4	58.4	61.5	67.8
Expense ratio	34.4%	34.0	31.7	30.2	30.4
Combined ratio	92.8%	91.4	90.1	91.7	98.2

Statutory Ratios:(3)
Loss and LAE ratio	57.9%	56.8	58.4	61.6	67.9
Expense ratio	33.2%	32.9	31.6	30.6	30.7
Combined ratio	91.1%	89.7	90.0	92.2	98.6
Industry combined ratio(4)	93.8%	92.7	101.2	98.9	100.1
Net premiums written to surplus(5)	1.1	1.2	1.5	1.6	1.9

(1)	Invested assets include investments and cash equivalents.
(2)	Net income divided by average common stockholders’ equity.
(3)

GAAP ratios are computed using earned premiums for both the loss and LAE ratio and the expense ratio, and include the effect of eliminations in consolidation. The statutory expense ratio is computed using net written premiums. We use the statutory combined ratio to compare our results to the industry statutory combined ratio as there is no industry GAAP combined ratio available.

(4)	The industry combined ratios are from A.M. Best. The 2007 industry combined ratio is an estimate.
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

OVERVIEW

State Auto Financial is a property and casualty insurance holding company primarily engaged in writing both personal and business lines of insurance. The State Auto Group markets a broad line of property and casualty insurance products through independent agencies in 33 states.

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

State Auto Mutual owns approximately 64% of State Auto Financial’s outstanding common shares.

State Auto P&C, Milbank, Farmers and SA Ohio (“STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with State Auto Mutual, SA Florida, SA Wisconsin, Meridian Security and Meridian Citizens Mutual, which together with STFC Pooled Companies are referred to as the “Pooled Companies”. The Pooled Companies provide a broad line of property and casualty insurance, such as standard personal and commercial automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, general liability and property insurance. SA National, which is not included in the Pooling Arrangement, provides nonstandard personal automobile insurance. Our Pooled Companies and SA National are rated A+ (Superior) by the A.M. Best Company.

Under the Pooling Arrangement, each of the Pooled Companies cedes premiums, losses and expenses on all of its business to State Auto Mutual, and State Auto Mutual in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since 2001. In general, the Pooling Arrangement covers all the property and casualty insurance written by the Pooled Companies except State Auto Mutual’s voluntary assumed reinsurance, middle market business insurance written by State Auto Mutual and Meridian Security and intercompany catastrophe reinsurance written by State Auto P&C.

As of January 1, 2005, the Pooling Arrangement was modified to add Meridian Security and Meridian Citizens Mutual as participants. In conjunction with this modification, the STFC Pooled Companies received $54.0 million in cash from these two companies which related to the additional net insurance liabilities assumed on January 1, 2005.

As of January 1, 2008, the Pooling Arrangement was further modified to add Patrons Mutual, Litchfield and Beacon National as participants and to include the middle market business insurance written by State Auto Mutual and Meridian Security. Concurrently with the addition of Patrons Mutual, Litchfield and Beacon National, the participating percentages of certain participants were adjusted as presented in the table below; however the STFC Pooled Companies continue to maintain an overall share of the pool at 80% and State Auto Mutual and its subsidiaries and affiliates continue to maintain 20%. In conjunction with this modification, the STFC Pooled Companies will receive approximately $92.0 million in cash from State Auto Mutual and its subsidiaries and affiliates.

The following table sets forth a chronology of the participant and participation percentages for the Pooling Arrangement since January 1, 2005:

	2005-2007(1)	2008(1)
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0

Subtotal	80.0	80.0

Mutual Pooled Companies:
State Auto Mutual	19.5	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	N/A	0.0
Patrons Mutual	N/A	0.4
Litchfield	N/A	0.1

Subtotal	20.0	20.0

(1)	Time period is for the year ended December 31, except for 2008, which is as of January 1, 2008.

The remainder of this discussion refers to the Pooling Arrangement in effect prior to January 1, 2008, unless otherwise noted.

Prior to January 1, 2007, we operated in two significant reportable segments, a standard segment and a nonstandard segment. In 2006, we undertook initiatives to realign our internal organization, specifically our people, processes, internal reporting systems and compensation reward programs, to become more focused within the business and personal insurance markets. We established integrated personal and business insurance teams with product, profit and production responsibilities for their respective areas. Consequently, beginning with first quarter 2007, our significant reportable segments are personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations, and we have begun reporting to our principal operating decision makers on these bases, analyzing each segment separately, to support our risk-based pricing focus.

We evaluate the performance of our insurance segments using industry financial measurements determined based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. One of the most significant differences between SAP and Generally Accepted Accounting Principles (“GAAP”) is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period the premium is earned. We evaluate our investment operations segment based on investment returns of assets. Financial information about our segments for 2007 is set forth in Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Prior period segment information has been restated to conform to current period presentation.

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

•

Premium Growth/Underwriting Profitability: The property and casualty insurance industry is highly cyclical. Our industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in increased prices and more favorable underwriting terms. During periods of excess underwriting capacity, some property and casualty insurers attempt to generate additional top line growth by setting their prices at levels inappropriate for the risk underwritten. While in the short term this may result in additional revenues, this action compromises their long term underwriting profitability. Our strategy is to insure personal and small-to-medium business risks while adhering to disciplined and consistent underwriting principles through all market cycles.

Our underwriting principles include insistence on selecting and retaining business based on the merits of each account and a dedication to cost-based pricing, where each line of business is priced to generate a profit. It is our intention to set pricing levels so that no line of business, or classification within major lines, subsidizes another line or classification. We are committed to achieving an underwriting profit through all market cycles, even at the expense of periodic slowdowns in written and earned premiums. We will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agents by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and technology which make it easier for the agent to do business with the State Auto Group and provide substantial value to our customers. We carefully monitor writing insurance in states that we believe present difficult legislative, judicial and/or regulatory environments for the insurance industry.

•

Investment Strategy: We have a disciplined approach to our investment strategy that emphasizes the quality of our fixed maturity portfolio, which comprised 86% of our total portfolio at fair value at December 31, 2007, and includes only investment grade securities. During the last year our strategy has included increasing our positions in tax-exempt fixed maturities in an effort to maximize after tax investment income in conjunction with diversifying into additional asset classes, such as treasury inflation protected securities. Our only investments in asset-backed securities are in federal agency pools and government guaranteed GNMAs. Our internally managed equity portfolio, which comprised approximately 13% at fair value of our total portfolio at December 31, 2007, emphasizes large-cap, dividend-paying companies selected based upon their potential for appreciation as well as ability to continue paying dividends. During the fourth quarter, 2007, we began to diversify our equity portfolio, and utilize outside managers to invest in U.S. small-cap equities and international instruments. By diversifying, we hope to achieve a greater total return with reduced volatility.

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

•

Catastrophic Events: We are exposed to claims arising out of catastrophic events. Catastrophe losses can and do cause substantial volatility in our financial results for any fiscal quarter or year. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. The frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Many catastrophes are restricted to small geographic areas. However, hurricanes, earthquakes and other perils may produce significant damage in larger areas, especially those that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, other personal lines, allied lines and commercial multiple peril coverages. We deploy specific strategies designed to mitigate our exposure to catastrophe losses, which include obtaining reinsurance. We continually seek to diversify our business on a geographic basis. The number of states we operate in has increased from 17 states in 1991 to 33 states as of January 1, 2008. As we begin 2008, the concentration of our direct written premiums for our property and casualty operations in our largest state, Ohio, has decreased from 28% for the year ended December 31, 1991, to approximately 17% at January 1, 2008. Our underwriting guidelines are designed to limit exposures to high risk insurance matters such as asbestos and environmental claims. Our catastrophe management strategies are designed to mitigate our exposure to earthquakes and hurricanes.

In addition to our adherence to our cost-based pricing, investment and risk mitigation strategies discussed above, our management focuses on several other key areas with the intention of continually improving the results of our operations and financial results, including the following:

•

Claims Service: We believe an important element of our success is our focus on claims service. We expect our claim service to be fair, fast and friendly. The role of the claims division is to deliver the promise that we and the independent agent made to the insured. We have the capability of receiving claims 24 hours a day, seven days a week. Claims may be reported to our Claims Contact Center, to the policyholder’s independent agent or via the Internet. We make a pledge to our policyholders to try and make contact with them within two hours of a claim being assigned to a claims handler (except in catastrophe loss situations). In 2007, we established claims catastrophe teams to enhance our response to policyholders in catastrophe loss situations.

•

Independent Insurance Agent Network: We offer our products through over 3,000 agencies in 33 states. We believe the success of our independent insurance agent network, which is our only distribution channel, grows out of our commitment to promote and foster close working relationships with our agents. We seek relationships with agencies where we will be one of their top three insurers, measured on the basis of direct premiums written, for the type of business we desire. Our agents’ compensation package includes competitive commission rates and other sales inducements designed to maintain and enhance relationships with existing independent agents as well as to attract new independent agents. We provide our agents with a co-operative advertising program, sales training programs, contingent commissions, travel incentives and agency recognition. We continually monitor our agencies for compatibility with us, taking into account factors such as loss ratio, premium volume, business profiles and relationship history. This allows us to be proactive in helping our agents grow their book of business with us profitably and, thus, enhance the long-term value of our relationship. Our senior management meets frequently with agents to encourage mutual growth and demonstrate our commitment. We believe each of these elements creates a relationship that has resulted in our independent insurance agents placing quality insurance business with us.

•

Technology: Our technology efforts are focused on making us as efficient and effective as possible. In 2007, our personal insurance segment technology leveraged past successes with our netXpress™ agency portal by putting emphasis on the integration between various third party technologies and netXpress™. One such example was adding functionality to “bridge” data directly into our netXpress™ portal from comparative rating tools thus eliminating the re-keying effort and increasing the data quality level. Agency personnel have welcomed this functionality and rewarded us with increased quote opportunities and submissions. It has also positioned us to be more effective on book rollover opportunities. Other integration examples include agency management systems and services that dynamically order underwriting products like motor vehicle reports, credit reports, and geographic data used in our pricing algorithms.

Our business insurance segment benefited by the introduction of our bizXpressSM portal. The bizXpressSM portal was deployed in all of our states of operation (except Florida) in 2007. During the course of 2007, several disciplines were more effectively used in our technology efforts. Quality assurance practices were formalized and used resulting in less defects in applications once deployed. Additionally, more project management rigor and application governance allowed our project delivery to be more predictable for all business segments. Finally, we implemented performance testing tools and application monitoring technologies so we can increase our responsiveness and operate our information systems infrastructure efficiently.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 of the Notes to our Consolidated Financial Statements included in Item 8 of this Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period then ended and the financial entries in the accompanying notes to the financial statements. Such estimates and assumptions could change in the future, as more information becomes known which could impact the amounts reported and disclosed in this Item 7. We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations.

Investments

Our fixed maturity, equity security and certain other invested asset investments are classified as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive income,” and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment that requires significant management judgment. Among the factors we consider are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions and our intent and ability to hold securities until the value recovers. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. For a further discussion regarding our investments see “2007 Compared to 2006” and “2006 Compared to 2005” included in this Item 7.

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

Loss and loss expense reserves for incurred claims that have not yet been reported (“IBNR”) are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. The process for calculating IBNR is to develop an estimate of the ultimate losses incurred, and then subtract all amounts already paid or held in tabular case reserves. Although we use many internal and external resources, as well as multiple established methodologies to calculate IBNR, there is no method for determining the exact ultimate liability. For a further discussion regarding our losses and loss expense reserves and our reserving methods see “Other—Loss and Loss Expense Reserves” included in this Item 7.

Pension and Postretirement Benefit Obligations

Pension and postretirement benefit obligations are long term in nature and require management’s judgment in estimating the factors used to determine these amounts. We review these factors annually, including the discount rate and expected long term rate of return on plan assets. Because these obligations are based on estimates which could change, the ultimate benefit obligation could be different from the amount estimated. For a further discussion regarding our pension and postretirement benefit obligations see “Other—Employee Benefit Plans” included in this Item 7.

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

RESULTS OF OPERATIONS

Summary

The following table summarizes certain key performance indicators used to manage our operations for the years ended December 31, 2007, 2006 and 2005, respectively:

($ millions, except per share data)	2007	2006	2005
GAAP Basis:
Total revenues	$1,113.4	1,117.4	1,139.5
Net income	$119.1	120.4	125.9
Stockholders’ equity(1)	$935.5	834.2	763.5
Book value per share(1)	$23.10	20.32	18.86
Loss and LAE ratio(2)	58.4	57.4	58.4
Expense ratio(2)	34.4	34.0	31.7
Combined ratio	92.8	91.4	90.1
Catastrophe loss and LAE points(2)	3.7%	8.9	6.9
Premium written growth(3)	0.0%	(2.5)	5.0
Premium earned growth	(1.2)%	(2.5)	4.3
Investment yield	4.3%	4.4	4.3

SAP Basis:
Loss and LAE ratio(4)	57.9	56.8	58.4
Expense ratio(4)	33.2	32.9	31.6
Combined ratio(4)	91.1	89.7	90.0
Net premiums written to surplus(5)	1.1	1.2	1.5

(1)

At December 31, 2006, accumulated comprehensive income was reduced by $63.9 million and book value per share was reduced by $1.56, respectively, in connection with the initial adoption of SFAS 158 (defined below) at December 31, 2006. For a further discussion of the impact of SFAS 158, see “Other—Employee Benefit Plans” included in this Item 7.

(2)	See “2007 Compared to 2006” section below for definitions.
(3)

2.3 points of the increase for 2005 related to the $24.0 million of unearned premiums transferred to us in connection with the addition of the Meridian Security and Meridian Citizens Mutual to the Pooling Arrangement.

(4)

SAP loss and LAE ratio is statutory losses and loss expenses as a percentage of net earned premium. SAP expense ratio is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. SAP combined ratio is the sum of the SAP loss and LAE ratio and the SAP expense ratio.

(5)

We use the statutory net premiums written to surplus ratio because there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures our statutory surplus available to absorb losses.

2007 Compared to 2006

Income before federal income tax decreased $6.4 million (4.0%) to $155.3 million from 2006. The most significant factors contributing to this decrease related to a decline in our revenues, specifically our premiums, and an increase in our loss and loss expenses. Our GAAP loss and loss expense ratio for 2007 was 58.4% compared to 57.4% in 2006.

Insurance Segments

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments and reward our employees. The more common financial measures used are loss and LAE ratio, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. When the combined ratio is less than 100%, the insurer is operating at an underwriting gain and when it is greater than 100%, the insurer is operating at an underwriting loss. Underwriting gain (loss) is determined by subtracting from net earned premiums, losses and loss expenses and underwriting expenses.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies—Deferred Acquisition Costs” included in this Form 10-K. The “GAAP combined ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums). All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP combined ratio for the years ended December 31, 2007 and 2006:

($ millions)	2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$615.1		$404.7		$1,019.8
Earned premiums	609.6		402.0		1,011.6
Losses and loss expenses	378.4	62.1	207.2	51.5	585.6	57.9
Underwriting expenses	183.9	29.9	154.2	38.1	338.1	33.2

SAP underwriting profit and SAP combined ratio	$47.3	92.0	$40.6	89.6	$87.9	91.1

($ millions)	2006
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$612.8		$406.7		$1,019.5
Earned premiums	614.8		409.0		1,023.8
Losses and loss expenses	389.6	63.4	192.4	47.0	582.0	56.8
Underwriting expenses	180.4	29.4	155.1	38.1	335.5	32.9

SAP underwriting profit and SAP combined ratio	$44.8	92.8	$61.5	85.1	$106.3	89.7

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

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners’ products, with personal auto representing approximately 40% of our total consolidated net written premium in

2007 and 2006. The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the years ended December 31, 2007 and 2006:

($ millions)	2007	2006	% Change
Personal Insurance Segment:

Net Written Premium
Standard auto	$361.5	361.7	(0.1)
Nonstandard auto	42.7	42.4	0.7
Homeowners	187.7	186.1	0.9
Other personal	23.2	22.6	2.7

Total personal	$615.1	612.8	0.4

Net Earned Premium
Standard auto	$357.3	362.1	(1.3)
Nonstandard auto	42.9	44.8	(4.2)
Homeowners	186.5	185.2	0.7
Other personal	22.9	22.7	0.9

Total personal	$609.6	614.8	(0.8)

In total, the personal insurance segment net written premium increased from 2006 by 0.4%. While a modest increase, it does represent an improvement from 2006 which declined approximately 3.5% from 2005. In particular, competition remains intense within the personal auto market, which is contributing to our overall modest growth. It remains our strategy that rates be risk-based, reflecting the underlying loss and expense trends.

Net written premiums for our standard auto products decreased 0.1% in 2007 compared to 2006. The competitive marketplace combined with some rate reductions in 2007 contributed to this result. However, we have seen increasing new business production related to the introduction of our CustomFitSM product into new states. CustomFitSM uses a multi-variate rating approach that broadens the underwriting eligibility for new customers. In 2007, we began introducing the second generation of CustomFitSM, which further improves our rating sophistication.

Net written premiums for nonstandard personal auto increased 0.7% in 2007 compared 2006. This represents a significant improvement compared to the 2006 premium result which declined 13.3% from 2005. Targeted rate decreases coupled with the introduction of new discounts and an increased marketing effort contributed to an increased level of new policy submissions leading to an increase in premiums.

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. During 2007, we introduced in 17 states various “real time” comparative rating tools which can be used by our independent agents to prepare comparative rate quotes from multiple insurance companies by entering the rating information once. We believe our independent agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process.

Homeowners’ net written premium increased 0.9% in 2007 compared to 2006. In 2007, we introduced a home purchase discount and expanded our age of dwelling discounts to help attract new business which we believe contributed favorably to increased new homeowners policy submission levels.

During 2007, we continued to enhance our personal lines point of sale portal, netXpress™, by adding several new integration options with a variety of third party tools used by our independent agents including a joint credit ordering tool, integrated report ordering, and the comparative rating tools mentioned above. We also have added a number of internal integration points through the use of web services technology. One example of this is real time integration with our enterprise billing system to provide accurate installment information via netXpressTM . The goal of these technology investments is to streamline quoting and policy issuance for our agents. We strive to be their carrier of choice and ease of doing business is a major driver toward that goal.

We have also focused on improving our policyholders’ ease of doing business with respect to bill payment and claim reporting and settlement. In 2006, we expanded our premium payment options to include credit and debit card via www.stateauto.com. In 2007, we deployed an Interactive Voice Response (“IVR”) solution to accept premium payments over the phone providing yet another option for policyholders. The IVR solution provides a more efficient business process for our payment services department and is expected to drive better policy retention results. During 2007, nearly 189,000 payments were made through self-service technologies such as these representing over $76 million of premium payments.

Additionally, we recently completed several strategic initiatives to enhance our claims handling ability and better manage major catastrophes. Field claims personnel are now equipped with mobile devices that permit adjusting property claims at the loss site. We believe that our professional claims service backed by reliable technology will continue to distinguish us from our competitors.

During the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from the state’s personal lines insurance market effective January 1, 2008. After a careful analysis of recent regulatory changes in Florida, we concluded that we could no longer operate our personal lines on a profitable basis in that state. Non-renewals on this business are in process. We will continue to write commercial lines business in Florida. During 2007, we wrote $12.5 million of personal lines premium in Florida.

Business Insurance Segment Revenue

We focus our business insurance sales on small to medium sized exposures and offer a broad range of both property and liability coverages such as commercial auto, commercial multi-peril, fire and allied lines, products liability and workers’ compensation. The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our business insurance segment for the years ended December 31, 2007 and 2006:

($ millions)	2007	2006	% Change
Business Insurance Segment:

Net Written Premium
Commercial auto	$95.8	98.7	(2.9)
Commercial multi-peril	86.6	87.8	(1.4)
Fire & allied lines	84.0	83.1	1.1
Other & product liability	75.6	77.2	(2.1)
Workers’ compensation	36.1	34.3	5.2
Other commercial	26.6	25.6	3.9

Total business	$404.7	406.7	(0.5)

Net Earned Premium
Commercial auto	$96.9	100.3	(3.4)
Commercial multi-peril	86.8	87.5	(0.8)
Fire & allied lines	83.4	84.2	(1.0)
Other & product liability	75.5	77.5	(2.6)
Workers’ compensation	33.4	33.8	(1.2)
Other commercial	26.0	25.7	1.2

Total business	$402.0	409.0	(1.7)

The business insurance segment net written premium for 2007 decreased 0.5% from 2006. Business insurance continues to be impacted by rate competition and ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

In 2007, we began offering our business products in two new states—Colorado and Texas—and increased the number of business products offered in Arizona.

We also continue to enhance our back office systems which enable us to more effectively support our independent agents. We recently implemented the technology to provide real time functionality in our business insurance policy administration systems for quote and issuance transactions. Also known as straight through processing (“STP”), our associates are now able to more effectively and accurately handle typical business insurance processing. The policy service time has been greatly reduced as a result of this new technology.

To make it easier for our agents to submit business insurance accounts, in 2007, we introduced bizXpressSM, our web-based quote and issuance system, to agents in all of our operating states except Florida. We currently utilize bizXpressSM for businessowners policies. We are working to expand bizXpressSM functionality to our business auto products in the first half of 2008, while we develop the same functionality for workers compensation business for introduction at a later date. This has been a highly collaborative initiative that has included agent focus group input throughout the project lifecycle. It also leverages the STP technology investment mentioned above. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance.

Losses and Expenses

Our GAAP loss and LAE ratio was 58.4% in 2007 compared to 57.4% in 2006. Loss results for the year have been mixed. Our core auto (personal and business) and other and product liability lines continue to perform well. On the property side, catastrophe losses for 2007 were lower than in 2006, but we experienced significantly higher frequency of large fire losses within our personal and business lines during 2007.

Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with development of claims occurring in prior years. The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the GAAP loss and LAE ratio for the years 2007 and 2006, respectively:

($ millions)	2007	% GAAP loss and LAE	2006	% GAAP loss and LAE
Provision for losses and loss expenses occurring:
Current year	$645.5	62.7	659.3	64.4
Prior years	(54.7)	(4.3)	(71.7)	(7.0)

Total losses and loss expenses	$590.8	58.4	587.6	57.4

A tabular presentation of the 2007 $54.7 million favorable development broken down by accident year is shown below.

($ millions) Accident year	Current year development of ultimate liability
Redundancy /(Deficiency)
1997 and prior	$(4.8)
1998	(0.1)
1999	0.2
2000	0.2
2001	1.8
2002	1.1
2003	4.3
2004	2.3
2005	20.2
2006	29.5

Total	$54.7

Normal fluctuations and uncertainty associated with loss reserve development and claim settlement contributed to favorable development in the respective calendar years. The favorable development of $54.7 million in 2007 came primarily from accident years 2005-2006. The more notable items contributing to the 2007 development are:

•

Favorable development at the product level is primarily from the auto liability and other liability lines, where current loss projections using more mature claim data resulted in lower expected average claim severities than past projections. The impact is approximately $23.5 million for these two lines combined.

•

Adjusting and other expense reserves accounted for approximately $11.8 million of prior year reserve change. These expense reserves have a proportional relationship to the overall claim inventory and held reserves by accident year, as they move up or down in relation to carried loss reserves. Since reserves decreased for the prior accident years, the expense reserves declined in a similar fashion. (Allocated loss adjustment expenses (“ALAE”) are those costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others. Unallocated loss adjustment expenses (“ULAE”) are those costs incurred in settling claims, such as in-house processing costs, for which no identification can be made to specific claims. “Adjusting and other expenses” are the components of ALAE and ULAE that relate to costs other than defense, litigation, and medical cost containment.)

•

We hold ceded loss reserves in anticipation of transferring liabilities to reinsurers and other pools and associations. Ceded loss reserves were above previously anticipated levels by approximately $10.0 million. Historically, we have had less ceded loss activity because our reinsurance retention levels are generally high enough to exclude most claims. This favorable development occurred primarily in the fire, auto liability and workers’ compensation lines.

•

Favorable catastrophe loss development of approximately $4.6 million is attributable to the 2006 accident year. This development occurred primarily within our homeowners, other personal and commercial multi-peril lines of business.

•

The remaining favorable development is spread across several lines of business and is generally the result of having fewer claims emerge and lower claim severity than anticipated in the estimates developed as of December 31, 2006.

See discussion regarding the 2006 calendar year development at “2006 Compared to 2005—Losses and Expenses” section included herein. See additional discussion regarding loss and loss expense reserves at the “Other—Loss and Loss Expense Reserves” section included herein.

Catastrophe losses in 2007 totaled $37.1 million (3.7 loss ratio points) compared to $91.2 million (8.9 loss ratio points) in 2006. During 2007, our catastrophe losses resulted primarily from wind and hail in several Midwestern states and mostly impacted our homeowners business. Catastrophe activity in 2006 had a significant impact on both our personal and business insurance property lines. The discussion of catastrophe losses includes those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

The following table provides our insurance segments’ comparative SAP loss and LAE ratios (“loss ratios”) by major line of business for 2007 and 2006:

	2007	2006	Improve (Deteriorate)
Personal insurance segment:
Standard auto	61.5	57.0	(4.5)
Nonstandard auto	63.2	60.0	(3.2)
Homeowners	64.6	78.1	13.5
Other personal	48.2	51.1	2.9
Total personal	62.1	63.4	1.3
Business insurance segment:
Commercial auto	52.2	40.3	(11.9)
Commercial multi-peril	59.3	48.6	(10.7)
Fire & allied lines	49.1	58.3	9.2
Other & product liability	43.5	37.5	(6.0)
Workers’ compensation	74.6	57.5	(17.1)
Other commercial	24.8	46.3	21.5
Total business	51.5	47.0	(4.5)
Total SAP personal and business	57.9	56.8	(1.1)

The personal insurance segment loss ratio was 1.3 points lower in 2007 than in 2006. Catastrophes accounted for 5.0 loss ratio points in 2007 compared to 11.9 points in 2006 period. Excluding the impact of catastrophes, the personal lines loss ratio in 2007 was 5.5 points higher than in 2006 period. The increase in both the standard and nonstandard auto loss ratios can be attributed partially to rate reductions taken in 2006 and 2007. The improvement in the homeowners loss ratio can be attributed primarily to the reduction of catastrophe losses. In 2007, catastrophes added 14.2 points to the homeowners loss ratio compared to 32.2 points in 2006 period.

The business insurance segment’s loss ratio for 2007 was 4.5 points higher than in 2006. Catastrophes accounted for 1.6 loss ratio points in 2007 compared to 4.3 points in 2006. Excluding the impact of catastrophes, the business lines loss ratio in 2007 was 7.2 points higher than in 2006. The overall increase reflects rate reductions in premium per exposure on business written in 2006 and 2007 and an increase in the number of large property losses. Workers’ compensation, which represents approximately 9.0% of our business insurance portfolio and less than 4.0% of our overall insurance segment portfolio, tends to be a more volatile line of business due to its size and risks written. We do not write mono-line workers’ compensation, but make our product available as part of the business package policy. The increase in the level of 2007 losses as compared to 2006 was driven largely by an increase in severity rather than frequency. We regularly monitor frequency and severity trends, as well as the overall construction of our workers compensation book of business. In addition, we promote the writing of the low-hazard risk types that have developed a consistent pattern of profitability.

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 34.4% in 2007 compared to 34.0% in 2006. The 2007 expense ratio was largely impacted by a lower premium base in 2007 compared to 2006.

Investment Operations Segment

Our investment portfolio and the investment portfolios of State Auto Mutual, and its subsidiaries and affiliates are managed by our subsidiary, Stateco. The Investment Committee of the Board of Directors of each of our insurers sets investment policies to be followed by Stateco.

At December 31, 2007, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive loss” and as such are not included in the determination of net income.

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims and expenses. Our current investment strategy does not rely on the use of derivative financial instruments.

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2007, we had no fixed maturity investments rated below investment grade. Our only investments in asset-backed securities are in federal agency pools and government guaranteed GNMAs.

Our internally managed equity portfolio invests in U.S. large-cap, dividend-paying companies across many different industries selected based upon their potential for appreciation as well as ability to continue paying dividends. This diversification across companies and industries reduces volatility in the value of the large-cap equity portfolio. In addition, our investment policy guidelines limit the purchase of a specific stock to no more than 2% of the market value of the stock at the time of purchase, and no single equity holding should exceed 5% of the total equity portfolio.

During the fourth quarter 2007, we began to diversify our equity portfolio and utilize outside money managers to invest in U.S. small-cap equities and international instruments. These managers are permitted to manage the portfolios according to their own respective portfolio objectives. In selecting our outside money managers we confirm that their portfolio objectives, including risk tolerance, are acceptable to us; however, there may be slight differences in their objectives with respect to dividend payments and other constraints that we apply to our large cap equity holdings. By further diversifying our portfolio into small-cap equities and international instruments, we hope to achieve a greater total return with reduced volatility.

In August 2007, we completed a portfolio diversification study with the objective to reduce the volatility of the returns and improve our overall after-tax return while continuing to maintain a high-quality portfolio. Based on this study, the Committee (defined below) approved the following target asset allocation:

Cash and cash equivalents	3.5%
Core fixed maturities	69.0
Treasury inflation protected securities	10.0
Large-cap equities	10.5
Small-cap equities	3.0
International instruments	4.0

Total portfolio	100.0%

Composition of Investment Portfolio

Beginning in the fourth quarter of 2007, we began investing funds as they became available moving toward our targeted asset allocations over the next 12 to 18 months. The following table provides a breakdown of our investments relative to our targeted allocated percentages provided above at December 31, 2007. We measure our investment portfolio allocation with fixed maturities at amortized cost and equities and international instruments at fair value.

($ millions)		% of Total
Cash and cash equivalents	$70.9	3.4
Core fixed maturities	1,710.0	82.6
Treasury inflation protected securities	12.9	0.6
Large-cap equities	242.7	11.7
Small-cap equities	11.5	0.6
International instruments	15.9	0.8
Other invested assets	5.7	0.3

Total portfolio	$2,069.6	100.0

The following table provides the composition of our available-for-sale investment portfolio at December 31, 2007 and 2006, respectively:

($ millions)	2007		2006
Fixed maturities	$1,745.4	86.4%	1,647.4	85.1
Equity securities	254.2	12.6	284.2	14.7
Other invested assets	20.3	1.0	4.5	0.2

Total investments, at fair value	$2,019.9	100.0%	1,936.1	100.0

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$16.9	16.9
Due after 1 year through 5 years	60.5	62.5
Due after 5 years through 10 years	437.5	451.1
Due after 10 years	1,019.4	1,025.4
U.S. government agencies mortgage-backed securities	188.6	189.5

Total	$1,722.9	1,745.4

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

At December 31, 2007, our equity portfolio consisted of approximately 80 different large-cap stocks and 325 small-cap stocks. The largest single position was 3.2% of the equity portfolio based on fair value and the top ten positions were equal to approximately 25.1% of the equity portfolio.

Our equity portfolio consists primarily of large-cap, value-oriented stocks with a small allocation to small-cap equities. Therefore, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks. This is due to the significant overweighting in large-cap, value-oriented stocks versus small-cap and growth stocks in the portfolio.

The chart below shows the industry sector breakdown of our large-cap equity portfolio versus the S&P 500 Index based on fair value as of December 31, 2007.

Industry Sector	Equity Portfolio % of Fair Value	S&P 500 Index % of Fair Value
Basic Materials	2.1	3.4
Communications	5.6	11.3
Consumer Cyclical	16.3	7.1
Consumer Non-cyclical	16.8	20.5
Energy	9.9	12.9
Financial	16.6	17.6
Industrial	24.4	11.8
Technology	8.3	11.8
Utilities	—	3.6

Total	100.0	100.0

In 2005, the Investment Committee of State Auto Financial’s Board of Directors (“the Committee”) approved a targeted allocation of 70% tax-exempt fixed maturities, 15% taxable fixed maturities and 15% equities. This reallocation effort would result in lower pre-tax investment yields but higher after tax investment income than if we had continued under the then current allocation percentages.

In November 2006, the Committee approved a $50.0 million repositioning of the then-current taxable and tax-exempt holdings to reach our targeted percentage at a quicker pace than if we just used new monies. Based on this action, the sale of approximately $50.0 million of taxable securities was completed by December 31, 2006. Reinvestment into tax-exempt securities of the proceeds from these actions was completed during the first quarter 2007.

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

Market Risk

Our decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment instruments; (d) general market interest rates; (e) our liquidity requirements at any given time; and (f) our current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed maturity investments.

Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 5.10 and 5.35 as of December 31, 2007 and 2006, respectively. The table below summarizes our interest rate risk and shows the effects of a parallel change in interest rates on the fair value of the fixed maturity portfolio (excluding other debt securities) as of December 31, 2007:

Fair value ($ millions)	$1,952.8	$1,849.1	$1,745.4	$1,641.7	$1,520.7
Change in interest rates (bps)	-200	-100	0	+100	+200
Value as % of original value	112%	106%	100%	94%	87%

This table summarizes only the effects that a parallel change in interest rates could have on the fixed maturity portfolio. This change in rates would also change the value of our liabilities and possibly other financial assets. We caution the reader that this analysis does not take into account nonparallel changes in interest rates. It is likely that some rates would increase or decrease more than others depending upon market conditions at the time of the change. This nonparallel change would alter the value of the fixed maturity portfolio. The analysis is also limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in interest rates and the resulting fixed maturity values may differ significantly from what is shown in the table.

We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as greater than 94% of the bonds we own are rated AA or better and the remaining bonds are rated A. We do not intend to change our investment policy on the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. To provide us greater flexibility in order to manage our market risk exposures, we categorize our fixed maturities as available-for-sale. We do not maintain a trading portfolio. We have no asset-backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage-backed securities. We only invest in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, our only investment in asset-backed securities (approximately $189.4 million or 9.4% of our available-for-sale investment portfolio) are in federal agency pool and government guaranteed GNMAs, of which 63.8% are GNMAs, which are guaranteed by the full faith and credit of the U.S. Government.

Our fixed maturity investment portfolio at December 31, 2007 included securities issued by numerous municipalities with a total carrying value of $1,452.0 million. Approximately $829.4 million or 57% of these securities were enhanced by third-party insurance (the “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. Such insurance generally results in a rating of “AAA” being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from “AAA” to the underlying rating of the respective security without giving effect to the benefit of the Credit Enhancement. Credit Enhancement is not a primary consideration to us when purchasing a municipality security as we consider the underlying credit rating of the security by Moody’s and S&P as a more important factor in our evaluation process. Of the total $829 million of insured municipal securities in our investment portfolio, approximately 82% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities.

As of December 31, 2007, our large-cap equity portfolio had a beta of 0.99 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The table below reflects what changes might occur in the value of the large-cap equity portfolio given a change in the S&P 500 Index:

Fair value ($ millions)	$290.8	$266.7	$242.7	$218.7	$194.6
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

The above analysis is limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in equity market prices and the resulting equity values may differ significantly from what is shown in the table. By investing in mostly large-cap issues we hope to limit liquidity risk in the equity portfolio. The equity portfolio does not have any direct exposure to exchange rate risk since we do not directly hold any foreign stocks. We constantly monitor the equity portfolio holdings for any credit risk issues that may arise. We do not invest in any commodity futures or commodity oriented mutual funds.

Investment Operations Revenue

Net investment income for 2007 was $84.7 million compared to $83.1 million in 2006. In 2007 our average invested assets increased due to our insurance segments’ favorable underwriting cash flows. However, our pre-tax return on investments declined slightly as provided in the table below due largely to rebalancing our fixed maturity portfolio as described above toward tax-exempt bonds, which have a lower yield on a pre-tax basis. After tax, our net investment income for 2007 was $73.6 million (13.2% effective tax rate) compared to $69.8 million (16.1% effective tax rate) for 2006.

($ millions)	Year Ended December 31
	2007	2006
Gross investment income:
Fixed maturities	$75.3	73.6
Equity securities	5.7	5.1
Other	5.5	6.1

Total gross investment income	86.5	84.8
Less: Investment expenses	1.8	1.7

Net investment income	$84.7	83.1

Average invested assets (at cost)	$1,987.1	1,891.6
Annualized investment yield	4.3%	4.4
Annualized investment yield, after tax	3.7%	3.7

Realized gains and losses on investments for the years ended December 31, 2007 and 2006, respectively are summarized as follows:

($ millions)	2007		2006
	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$0.8	$82.5	$1.8	$130.1
Equity securities	19.7	76.2	15.6	72.0

Total realized gains	20.5	158.7	17.4	202.1

Realized losses:
Fixed maturities	(1.3)	72.7	(4.8)	41.3
Equity securities	(7.1)	30.8	(7.0)	31.8

Total realized losses	(8.4)	103.5	(11.7)	73.1

Net realized gains on investments	$12.1	$262.2	$5.6	$275.2

Most of the realized gains in 2007 were derived from the equity segment of the portfolio. Equity sales were executed for various reasons, including the achievement of our price target and raising funds within two of our insurance subsidiaries to fund cash dividends to State Auto Financial. (See “Other Capital Transactions” section below.) The realized gains on the fixed maturity portfolio were achieved by selling shorter-term tax-exempt securities and subsequently reinvesting those funds into longer-term tax-exempt securities as well as selling taxable securities to reinvest the proceeds into the tax-exempt securities as described above. For the year ended December 31, 2007, realized losses of $1.3 million on the fixed maturities related primarily to selling taxable securities to support our shift into tax-exempt securities. Realized losses of $7.1 million on equity securities related primarily to the sale of equity positions where changes in government policy or business conditions, in our opinion, greatly diminished future business prospects.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment. Among the factors considered by management are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.

For the year ended December 31, 2007, we recognized $1.9 million other-than-temporary impairments compared to $5.4 million for the same 2006 period. During 2007 we recognized no other-than-temporary impairments on our fixed maturity portfolio; however, we recognized $1.9 million in realized losses related to other-than-temporary impairments within our equity portfolio. Of the $1.9 million in realized losses, $1.1 million related to two equity positions within the consumer cyclical sector impacted by the downturn in the housing industry. The remaining $0.8 million in realized losses was limited to our externally managed U.S. small cap portfolio for which we were unable to make the assertion regarding our intent to hold particular securities that were currently valued below cost until recovery in the near term. The other-than-temporary impairments recognized in 2007 were limited to these securities, based on specific facts and judgments related to these particular issuers. The 2006 write-downs related primarily to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced the estimate of future cash flows we expected to receive from these securities in light of actual default rates of the underlying collateral securities exceeding the assumed defaults.

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at December 31, 2007 determined there were no individual investments with an unrealized loss that had a fair value significantly below cost continually for more than one year. There were also no individual material securities with an unrealized holding loss at December 31, 2007.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses at December 31, 2007.

($ millions, except number of positions) Investment Category:	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Fixed Maturities:
U.S. Treasury securities	$90.9	$2.2	34	$(0.1)	6	$93.0
States and political subdivisions	1,432.7	23.6	469	(4.3)	181	1,452.0
Corporate securities	10.7	0.3	11	—	1	11.0
Mortgage-backed securities of U.S. Gov. Agencies	188.6	2.6	23	(1.8)	48	189.4

Total fixed maturities	1,722.9	28.7	537	(6.2)	236	1,745.4
Equity Securities:
Consumer	65.3	18.1	78	(1.7)	5	81.7
Technologies	24.7	5.4	71	(0.3)	2	29.8
Pharmaceuticals	8.4	0.6	9	(0.2)	2	8.8
Financial services	35.6	7.9	79	(0.7)	3	42.8
Manufacturing and other	76.2	15.4	149	(0.5)	4	91.1

Total equity securities	210.2	47.4	386	(3.4)	16	254.2
Other invested assets	20.1	0.3	2	(0.1)	2	20.3

Total investments	$1,953.2	$76.4	925	$(9.7)	254	$2,019.9

Other Income Statement Items

Interest expense on our debt was $7.6 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively.

Our effective tax rate is largely affected by the amount of underwriting profit or loss and net realized investment gains or losses that are taxed at approximately 35% relative to the amount of net investment income at its effective tax rate. For the year ended December 31, 2007, the effective tax rate was 23.3% compared to 25.5% for the same 2006 period. As previously discussed, the effective tax rate on net investment income declined to 13.2% for 2007 versus 16.1% for 2006.

2006 Compared to 2005

Income before federal income taxes decreased $10.3 million (6.0%) to $161.7 million in 2006 from 2005. The most significant factors contributing to this decrease relate to a decline in our revenues, specifically our premiums, an increased level of catastrophe losses and the recognition of share-based compensation expenses beginning in 2006. Catastrophe losses in 2006 were $91.2 million compared to $72.7 million in 2005. Share-based compensation expense, which we began to recognize in 2006, was $6.6 million. Each of these components is discussed more fully below.

Insurance Segments

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP combined ratio for the years ended December 31, 2006 and 2005:

($ millions)	2006
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$612.8		$406.7		$1,019.5
Earned premiums	614.8		409.0		1,023.8
Losses and loss expenses	389.6	63.4	192.4	47.0	582.0	56.8
Underwriting expenses	180.4	29.4	155.1	38.1	335.5	32.9

SAP underwriting profit And SAP combined ratio	$44.8	92.8	$61.5	85.1	$106.3	89.7

($ millions)	2005
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums(1)	$651.0		$418.6		$1,069.5
Earned premiums	641.0		409.3		1,050.3
Losses and loss expenses	383.7	59.9	230.2	56.1	613.8	58.5
Underwriting expenses	184.9	28.4	152.6	36.5	337.6	31.6

SAP underwriting profit And SAP combined ratio	$72.4	88.3	$26.5	92.6	$98.8	90.1

(1)

Includes approximately $16.0 million and $8.0 million of unearned premium transferred on personal and business segments, respectively, in connection with the addition of the Meridian Security and Meridian Citizens Mutual to the Pooling Arrangement as of January 1, 2005.

Revenue

Personal Insurance Segment Revenue

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the years ended December 31, 2006 and 2005:

($ millions)	2006	2005(1)	% Change
Personal insurance segment:

Net Written Premium
Standard Auto	$361.7	379.7	(4.7)
Nonstandard Auto	42.4	48.9	(13.3)
Homeowners	186.1	183.2	1.6
Other personal	22.6	23.2	(2.6)

Total personal	$612.8	635.0	(3.5)

Net Earned Premium
Standard auto	$362.1	385.7	(6.1)
Nonstandard auto	44.8	53.1	(15.6)
Homeowners	185.2	178.7	3.6
Other personal	22.7	23.5	(3.4)

Total personal	$614.8	641.0	(4.1)

(1)

Net written premium amounts for 2005 have been adjusted to exclude the unearned premium transferred in connection with the addition of the Meridian Security and Meridian Citizens Mutual to the Pooling Arrangement as of January 1, 2005.

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

Net written premiums in nonstandard personal auto decreased $6.5 million (13.3%) in 2006. However, nonstandard personal auto is beginning to stabilize; in the fourth quarter of 2006, new business increased 14.6% compared to the same period in 2005. The impact of target rate decreases coupled with the introduction of new discounts has produced what appears to be an improving premium situation.

The personal auto market appears to be changing quickly and dramatically. Many companies are moving to a single auto product (such as our CustomFitSM) which can accommodate most personal auto risks. As a result, the delineation between standard and nonstandard auto insurance is becoming blurred. The new auto programs accepting a broader range of risks has limited and is expected to continue to limit the nonstandard auto market for us and other insurers.

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in 2006, we entered into agreements with two major comparative rating companies. These companies’ products allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. We worked diligently in the fourth quarter with these two vendors with a launch date for implementation expected in early 2007. We believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and new policy discounts introduced in 2006 for nonstandard auto.

Homeowners net written premium grew 1.6% in 2006. We are undertaking new homeowners pricing and product initiatives, such as a new home purchase discount and an expanded new home discount that will complement our CustomFitSM rollout and should position us well for the future. The competitive pressures that have impacted personal auto have also extended to homeowners. In general, our homeowner rate level was impacted (2.0) % due to downward rate changes.

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

Business Insurance Segment Revenue

The following table provides a summary of written and earned premium, net of reinsurance, by major product line for our business insurance segment for the years ended December 31, 2006 and 2005:

($ millions)	2006	2005(1)	% Change
Business insurance segment:

New Written Premium
Commercial auto	$98.7	102.2	(3.4)
Commercial multi-peril	87.8	86.6	1.4
Fire & allied lines	83.1	84.8	(2.0)
Other & product liability	77.2	76.9	0.4
Workers’ compensation	34.3	34.2	0.3
Other commercial	25.6	25.9	(1.2)

Total business	$406.7	410.6	(0.9)

Net Earned Premium
Commercial auto	$100.3	103.2	(2.8)
Commercial multi-peril	87.5	84.6	3.4
Fire & allied lines	84.2	84.8	(0.7)
Other & product liability	77.5	76.7	1.0
Workers’ compensation	33.8	34.5	(2.0)
Other commercial	25.7	25.5	0.8

Total business	$409.0	409.3	(0.1)

(1)

Net written premium amounts for 2005 have been adjusted to exclude the unearned premium transferred in connection with the addition of the Meridian Security and Meridian Citizens Mutual to the Pooling Arrangement as of January 1, 2005.

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

For both our personal and business products, we continue to emphasize that we will not compromise underwriting profitability for top line growth. We believe that we can implement periodic rate changes in most states and remain an attractive market to our policyholders and independent agents by stressing the strengths we bring to the marketplace. These strengths include stability, financial soundness, prompt and fair claims service, and user-friendly technology which help agents do business with us and provide substantial value to our customers.

Losses and Expenses

Our GAAP loss and LAE ratios were 57.4% and 58.4% for the years ended December 31, 2006 and 2005, respectively. Our auto and liability lines produced better loss results during 2006 while the property lines deteriorated due mostly to catastrophes. Our personal and commercial auto lines continued to produce favorable GAAP loss and LAE ratios benefiting from a combination of cumulative rate changes taken over the past several years along with improvement in claim frequency and severity.

The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the GAAP loss and LAE ratio for the years 2006 and 2005, respectively:

($ millions)	2006	% GAAP loss and LAE	2005	% GAAP loss and LAE
Provision for losses and loss expenses occurring:
Current year	$659.3	64.4	$657.7	62.6
Prior years	(71.7)	(7.0)	(44.3)	(4.2)

Total losses and loss expenses	$587.6	57.4	$613.4	58.4

A tabular presentation of the 2006 $71.7 million favorable development broken down by accident year is shown below.

($ millions) Accident year	Current year development of ultimate liability
Redundancy /(Deficiency)
1996 and prior	$(2.8)
1997	(0.1)
1998	(0.1)
1999	0.8
2000	(3.9)
2001	1.3
2002	6.7
2003	11.8
2004	23.2
2005	34.8

Total	$71.7

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

•

Adjusting and other expense reserves accounted for approximately $13.5 million of prior year reserve change. These expense reserves have a proportional relationship to the overall claim inventory and held reserves by accident year, as they move up or down in relation to carried loss reserves. Since reserves decreased for the prior accident years, the expense reserves declined in a similar fashion.

•

The remaining favorable development is spread across several lines of business and is generally the result of having fewer claims emerge and lower claim severity, than anticipated in the estimates developed as of December 31, 2005.

The following table provides our insurance segments’ comparative SAP loss and LAE ratios for the years ended December 31, 2006 and 2005:

	2006	2005	Improve (Deteriorate)
Personal insurance segment:
Standard auto	57.0	59.3	2.3
Nonstandard auto	60.0	64.4	4.4
Homeowners	78.1	62.6	(15.5)
Other personal	51.1	40.6	(10.5)
Total personal	63.4	59.9	(3.5)

Business insurance segment:
Commercial auto	40.3	54.2	13.9
Commercial multi-peril	48.6	59.8	11.2
Fire & allied lines	58.3	61.1	2.8
Other & product liability	37.5	48.6	11.1
Workers’ compensation	57.5	66.9	(9.4)
Other commercial	46.3	43.5	(2.8)
Total business	47.0	57.4	10.4
Total SAP personal and business	56.8	58.4	1.6

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

Prior to January 1, 2006, we provided pro-forma disclosures as required under SFAS 123. The reader is referred to the complete disclosure on share-based awards in Note 12, Share-Based Awards, of the Notes to our Consolidated Financial Statements included in this Form 10-K. Our 2005 pro-forma earnings, as reported in December 31, 2005 Form 10-K, included $0.14 diluted per share of share-based compensation expense. For the year ended December 31, 2006, the comparable share-based awards are $0.12 diluted per share. The expense for our share-based awards is based on their fair value at date of grant and amortized over the vesting period. At December 31, 2006, there was $5.6 million of total unrecognized share-based compensation expense related to non-vested service based awards. This expense is expected to be recognized as follows: $3.5 million in 2007; $1.7 million in 2008; and $0.4 million in 2009. Unearned share-based compensation is amortized over the vesting period for the particular grant and is recognized as a component of loss and loss adjustment expenses and acquisition and operating expenses in a manner consistent with other employee compensation in the accompanying Consolidated Statements of Income.

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

The GAAP expense ratio was 34.0% and 31.7% for the years ended December 31, 2006 and 2005, respectively. The increase in our 2006 expense ratio is due in part to lower premiums in 2006 compared to 2005, expenses associated with share-based awards under SFAS 123(R) (see previous discussion above), as well as expenses related to our incentive programs, both agency and employee. These incentive programs are directly related to our loss experience. We do not anticipate meaningful reductions in our expense ratio during 2007 as it relates to our incentive compensation programs as well as our investment in new technologies and products as we position ourselves to be more competitive in the market place.

Investment Operations Segment

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at December 31, 2006 and 2005, respectively:

($ millions)	2006		2005
Fixed maturities	$1,647.4	85.0%	$1,617.3	86.2%
Equity securities	284.2	14.7	255.6	13.6
Other invested assets	4.5	0.3	3.8	0.2

Total investments	$1,936.1	100.0%	$1,876.7	100.0%

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are summarized as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$8.4	8.3
Due after 1 year through 5 years	60.7	60.9
Due after 5 years through 10 years	380.5	388.7
Due after 10 years	976.1	987.1

Subtotal	1,425.7	1,445.0
Mortgage-backed securities	204.9	202.4

Total	$1,630.6	1,647.4

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

Our equity portfolio consists of large-cap, value-oriented stocks. Therefore, when large-cap stocks and/or value-oriented stocks perform well our portfolio typically performs well. Conversely, when growth stocks outperform value stocks and/or small- to mid-cap stocks outperform large-cap stocks, our portfolio does not perform as well.

Investment Operations Revenue

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

($ millions)	Year Ended December 31
	2006	2005
Gross investment income:
Fixed maturities	$73.6	72.8
Equity securities	5.1	4.0
Other	6.1	3.6

Total gross investment income	84.8	80.4
Less: Investment expenses	1.7	1.7

Net investment income	$83.1	78.7

Average invested assets (at cost)	$1,891.6	1,802.5
Annualized investment yield	4.4%	4.3
Annualized investment yield, after tax	3.7%	3.6

We continue to allocate new monies and reinvestments to tax-exempt bonds, targeting an allocation of 70% of our total portfolio, in an effort to maximize our after tax investment income. During the fourth quarter of 2006, the Investment Committee of the Board of Directors of each of our insurance subsidiaries approved a $50.0 million repositioning of the current taxable and tax-exempt holdings intending to reach the targeted 70% tax-exempt allocation at a quicker pace. At December 31, 2006, tax-exempt bonds accounted for 62% of our total portfolio versus 58% at December 31, 2005. Our after tax net investment income grew to $69.8 million (16.1% effective tax rate) in 2006 compared to $65.2 million (17.3% effective tax rate) in 2005.

Realized gains and losses for the year ended December 31, 2006, are summarized as follows:

($ millions)	Realized Gains/Losses	Fair Value at Sale
Realized gains:
Fixed maturities	$1.8	130.1
Equity securities	15.6	72.0

Total realized gains	17.4	202.1

Realized losses:
Fixed maturities	4.8	41.3
Equity securities	7.0	31.8

Total realized losses	11.8	73.1

Net realized gains on investments	$5.6	275.2

Most of the realized gains during 2006 were derived from the equity segment of the portfolio. Equity sales were executed during this time for various reasons, including achieving our price target. The proceeds from these sales were mostly reinvested into equity securities of other companies. The realized gains on the fixed maturity portfolio were achieved by selling shorter-term municipal bonds and subsequently reinvesting those funds into longer term municipal bonds.

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

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at December 31, 2006 determined there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There were also no individual material securities with an unrealized holding loss at December 31, 2006.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses, adjusted for investments with other-than-temporary impairment at December 31, 2006:

($ millions, except number of positions) Investment Category	Cost or amortized cost	Gross unrealized holding gains	Gain number of positions	Gross unrealized holding losses	Loss number of positions	Fair value
Fixed Maturities:
U.S. Treasury securities & Obligations	$180.1	$0.6	19	$(2.8)	58	$177.9
States & political subdivisions	1,229.8	23.7	440	(2.5)	124	1,251.0
Corporate securities	15.8	0.4	11	(0.1)	2	16.1
Mortgage-backed securities of U.S. Gov. Agencies	204.9	1.7	12	(4.2)	59	202.4

Total fixed maturities	1,630.6	26.4	482	(9.6)	243	1,647.4

Equity Securities:
Consumer	69.4	15.8	25	(0.2)	1	85.0
Technologies	23.3	3.2	7	(0.9)	3	25.6
Pharmaceuticals	6.6	0.4	4	—	—	7.0
Financial services	64.8	22.9	24	(0.1)	3	87.6
Manufacturing & other	66.7	12.3	24	—	2	79.0

Total equity securities	230.8	54.6	84	(1.2)	9	284.2
Other invested assets	4.0	0.5	4	—	—	4.5

Total	$1,865.4	$81.5	570	$(10.8)	252	$1,936.1

Other Income Statement Items

Interest expense in 2006 was $7.4 million compared to $8.8 million in 2005. The decrease in interest expense was largely due to our repayment to State Auto Mutual of a $45.5 million note at the end of 2005. The amount of interest expense related to this $45.5 million note was $1.6 million in 2005. For a further discussion of our debt arrangements, see “Liquidity And Capital Resources—Borrowing Arrangements” included in this Item 7.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs for both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments, as well as funds available under our Credit Facility (as defined below). The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2007 and 2006, we had $70.9 million and $73.4 million, respectively, in cash and cash equivalents, and $2,019.9 million and $1,936.1 million, respectively, of total available-for-sale investments at fair value. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments see “Investments Operations Segment” included in this Item 7.

Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, because the STFC Pooled Companies participate in the Pooling Arrangement, they do not have the daily liquidity concerns normally associated with an insurance company. This is due to the fact that, under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies within 45 days following each quarter end.

When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, we have an off-balance sheet credit—risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premium from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit-risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in Other Expenses in the accompanying Statements of Income.

The State Auto Group’s reliance on ceded reinsurance is not significant in comparison to the State Auto Group’s total statutory surplus or our total financial position. To minimize the risk of reinsurer default, the State Auto Group cedes only to third-party reinsurers who are rated A- or better by A.M. Best and also utilizes both domestic and international markets to diversify its credit risk. We utilize reinsurance to limit our loss exposure and contribute to our liquidity and capital resources. For a discussion of our reinsurance arrangements, see “Reinsurance Arrangements” included in this Item 7.

Net cash provided by operating activities was $121.7 million, $93.5 million and $226.9 million for 2007, 2006 and 2005, respectively. The significant sources of operating cash flows are derived from underwriting operations and investment income. The positive cash flows over the three year period is largely due to favorable underwriting and investment income cash flows, offset by increases in cash paid on estimated federal income taxes, interest expense and cash contributions to our defined benefit pension plan. Cash from operations in 2007 increased $28.2 million over 2006 primarily due to a reduction in claim payments from a lower level of catastrophe losses in 2007 compared to 2006 offset partially by an increase in taxes paid. Cash from operations for 2006 decreased from 2005 due to our decline in net written premiums as previously discussed along with an increase in the amount of loss and loss expenses paid from the increased level of catastrophe losses between the two years. In addition, 2005 benefited from the $54.0 million received by the STFC Pooled Companies in connection with adding Meridian Security and Meridian Citizens Mutual to the Pooling Arrangement. Over the last three years, operating cash flows have been sufficient to meet our operating needs while providing increased opportunities for investment. However, should our written premium decline or paid losses increase significantly our cash flows from operations could be impacted requiring us to liquidate investments.

During 2007, 2006 and 2005, as permitted by regulations of the Internal Revenue Service, we made cash contributions of $11.5 million, $10.0 million and $7.5 million, respectively, to our defined benefit pension plan on behalf of our employees. The actuarially determined contribution to our defined benefit pension plan ranges from the minimum amount we would be required to contribute to the maximum amount that would be tax deductible. Amounts contributed in excess of the minimum are deemed voluntary while amounts in excess of the maximum would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in each of these three years were within the minimum and maximum funding amounts that would be deductible for tax purposes. The actuarially determined funding amount to the Pension Plan is generally not determined until the second quarter with respect to the contribution year, though we currently expect to make a cash contribution to our defined benefit pension plan of approximately $12.0 million during 2008. For a further discussion regarding our defined benefit pension plan see “Employee Benefit Plans” included in this Item 7.

Net cash used in investing activities was $86.1 million, $43.2 million and $212.5 million for 2007, 2006 and 2005, respectively.

The increase in 2007 versus 2006 is principally the result of:

•	a greater amount of cash and cash equivalents available to invest at the beginning of 2007 versus 2006 ($73.4 million in 2007 compared to $28.7 million in 2006);

•	an increase in the level of cash provided from operations between the two years.

The decline in 2006 versus 2005 is principally the result of:

•	a lesser amount of cash and cash equivalents available to invest at the beginning of 2006 versus 2005 ($28.7 million in 2006 compared to $64.3 million in 2005);

•	$54.0 million in cash available from operations in 2005 in connection with adding Meridian Security and Meridian Citizens Mutual to the Pooling Arrangement; and

•	a decline in the 2006 level of cash provided by operating activities as described above.

Our financing activities for 2007, 2006 and 2005 produced net cash outflows of $38.0 million, $5.6 million, and $50.0 million, respectively. The following contributed to the fluctuations between years:

•	In December 2005, we repaid a $45.5 million line of credit from State Auto Mutual.

•	Dividends paid to shareholders totaled $20.5 million, $15.4 million and $8.6 million for 2007, 2006 and 2005, respectively.

•	$22.1 million in cash used to repurchase common shares under our stock repurchase program. See “Other Capital Transactions” below.

The increase in dividends paid between the years is due to the following:

•

In July 2005, State Auto Mutual’s waiver of its receipt of STFC dividends expired and was not renewed. State Auto Mutual was paid $13.2 million, $12.4 million and $2.4 million in dividends for 2007, 2006 and 2005, respectively; and

•	Dividends paid per common share have increased over the three year period: $0.50 in 2007; $0.38 in 2006 and $0.27 in 2005.

Other Capital Transactions

On August 17, 2007, State Auto Financial’s Board of Directors authorized the repurchase, from time to time, of up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State

Auto Mutual, which is approximately 64%, and other shareholders. Our total share repurchase activity in 2007 was 0.8 million common shares at an average repurchase price of $27.21 per share for a total of $22.1 million.

On March 7, 2008, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.15 per common share, payable on March 31, 2008, to stockholders of record on March 17, 2008. This is the 67th consecutive quarterly cash dividend declared by State Auto Financial’s Board since we had our initial public offering of common stock on June 28, 1991. We have increased cash dividends to stockholders for fifteen consecutive years.

To fund these capital transactions and provide additional working capital to State Auto Financial, on September 12, 2007, State Auto P&C and Milbank declared cash dividends of $40.0 million and $10.0 million, respectively, to State Auto Financial. The cash transfer of dividends was completed in October 2007.

Other Events

On February 14, 2008, we issued a press release announcing preliminary estimates of 2008 catastrophe storm activity through February 8, 2008. This press release disclosed our expectation that first quarter 2008 earnings will include between $32.0 and $36.0 million in pre-tax catastrophe losses related to unusual January and early February storm activity. Severe wind and tornado activity which impacted the Midwest during the first five weeks of this year are expected to contribute significantly more losses to our first quarter 2008 results than are normal. Over the past five years, we have experienced an average of $6.7 million in catastrophe losses during the first quarter. We reported $8.1 million in catastrophe losses for the first quarter of 2007. While the 2008 January and February catastrophe storm losses will be significant to our first quarter results, we do not expect these losses to have a significant impact on our overall financial position.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2007 and outstanding at December 31, 2007:

Credit Agreement

Through July 12, 2007, State Auto Financial had a credit agreement with a syndicate of lenders which provided for a $100.0 million five-year unsecured revolving credit facility. State Auto Financial did not borrow any funds under the credit facility.

On July 12, 2007, State Auto Financial terminated its then-current credit agreement and entered into a new credit agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. While the Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we presently intend to keep $100.0 million of the Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangements, see the “Reinsurance Arrangements” section included in this Item 7. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2007, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all our subsidiaries’ existing and future indebtedness. As of December 31, 2007, we were in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2005 through December 31, 2007 ranged from 8.61% to 9.78%.

Notes Payable Summary

At December 31, 2007, our notes payable are summarized as follows:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$102.5	$103.6	6.25%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	9.32%

Total Notes Payable	$118.0	$119.1

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2007, we had $15.5 million notes payable with variable interest and $102.5 million notes payable with interest fixed at 6.25%, which equated to approximately 13.1% variable interest debt and 86.9% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates (b) anticipated future market interest rates (c) availability of fixed versus variable interest instruments and (d) our currently existing notes payable fixed and variable interest rate position.

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

During 2007, the Beacon Group was added to the State Auto Group’s reinsurance programs described below and as of January 1, 2008, the Patrons Group was added to these reinsurance programs.

The terms of the casualty excess of loss program provide that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. Coverage under the casualty excess of loss program was expanded as of July 1, 2007, so that reinsurers became responsible for 100% of a covered loss in excess of $2.0 million, up to $5.0 million of covered loss, compared to 95% under the previous program. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

Under our property per risk excess of loss program, each company within the our State Auto Group is responsible for the first $3.0 million of each covered loss and reinsurers are responsible for 100% of the excess over the retention up to $20.0 million of covered losses. The rates for this reinsurance are negotiated annually.

Under our property catastrophe excess of loss program, the State Auto Group retains the first $55.0 million of catastrophe loss per occurrence. Outside reinsures provide coverage for the next $80.0 million of covered loss with a 5% co-participation. The rates for this reinsurance are negotiated annually.

We also participate in an intercompany catastrophe reinsurance agreement by which State Auto P&C acts as the catastrophe reinsurer for the State Auto Group. The coverage attaches at $135.0 million of catastrophe loss per occurrence. Excess of the $135.0 million retention, this program continues to provide coverage for the next $100.0 million of covered loss. There have been no losses assumed under this agreement. The State Auto Group does not currently intend to renew this intercompany catastrophe reinsurance arrangement upon its expiration on July 1, 2008. The State Auto Group is considering other alternatives, which include securing replacement coverage from a third party reinsurer or relying upon the $100.0 million set aside under the Credit Agreement, discussed above, to fund this layer of catastrophe reinsurance.

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

The State Auto Group has also secured other reinsurance to limit the net cost of large loss events for certain types of coverage and certain companies. Included are umbrella liability losses which are reinsured up to a limit of $10.0 million with a maximum $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations and participates in involuntary pools and associations in certain states. (Facultative reinsurance provides for a separate reinsurance agreement that is negotiated for a particular risk or insurance policy.)

Contractual Obligations

Our significant contractual obligations as of December 31, 2007, were as follows:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and reserves(1)	$697.5	275.7	230.6	85.7	105.5
Notes payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	$100.0	—	—	—	100.0
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.5	—	—	—	15.5

Total notes payable	$115.5	—	—	—	115.5
Interest payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	$37.6	6.3	12.5	12.5	6.3
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	35.2	1.4	2.8	2.8	28.2

Total interest payable	$72.8	7.7	15.3	15.3	34.5
Postretirement benefits	$59.5	4.0	9.0	10.8	35.7
Pension funding(5)	$83.7	—	20.8	20.5	42.4

Total	$1,029.0	287.4	275.7	132.3	333.6

(1)

We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate see “Loss and Loss Expense Reserves” included in this Item 7. These patterns were applied to the December 31, 2007, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15.
(4)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2007 of 4.7025% plus 4.20%, or 8.9025%.
(5)

These amounts are estimates of ERISA minimum funding levels for our defined benefit pension plan and do not represent an estimate of our expected contributions. See Note 9, “Pension and Postretirement Benefits Plans” to our Consolidated Financial Statements included in Item 8 of this Form 10-K for a tabular presentation of expected benefit payments from the State Auto Group’s defined benefit pension plan.

Lease and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.

Regulatory Considerations

At December 31, 2007, 2006 and 2005, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

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

The statutory leverage ratios for our insurance subsidiaries at December 31, 2007, 2006 and 2005 were as follows:

Statutory Leverage Ratios(1)	2007	2006	2005
State Auto P&C	1.2	1.2	1.6
Milbank	1.2	1.2	1.6
Farmers	1.0	1.1	1.3
SA Ohio	1.0	1.0	1.2
SA National	0.6	0.6	0.8
Weighted Average	1.1	1.2	1.5

(1)	We use the statutory leverage ratio as there is no comparable GAAP measure.

Our insurance subsidiaries pay dividends to State Auto Financial which in turn may be used by State Auto Financial to pay dividends to stockholders or to make principal and interest payments on debt. Individual states limit the amount of dividends that our insurance subsidiaries domiciled in those states can pay without prior approval. Under current law, at December 31, 2007, after adjustment for dividend payments made in the previous twelve month period, a total of $79.6 million is available in 2008 for payment as a dividend from our insurance subsidiaries to State Auto Financial, without prior approval from our respective domiciliary state insurance departments. In 2007, 2006, and 2005, State Auto Financial received $50 million, $0, and $40.5 million in dividends from its insurance subsidiaries, respectively. We are required to notify the insurance subsidiaries’ applicable state insurance commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary state commissioner of each insurance subsidiary has the authority to limit a dividend when the commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed Risk-Based Capital (“RBC”) requirements. RBC attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to authorized control level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2007, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 969% to 1,859%.

Credit and Financial Strength Ratings

The following table summarizes our credit and insurance company financial strength ratings at December 31, 2007:

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

Our ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage. At December 31, 2007, our A.M. Best, Moody’s and Standard & Poor’s ratings were assigned stable outlooks.

OTHER

Employee Benefit Plans

The State Auto Group has a defined benefit pension plan and a postretirement health care plan covering substantially all employees (collectively “the benefit plans”). Several factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the benefit plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions. We use a measurement date of September 30 as currently permitted under SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”) when determining our liabilities at December 31.

To calculate the State Auto Group’s December 31, 2007 pension projected benefit obligation (“PBO”) we used a discount rate of 6.25% based on an evaluation of the expected future benefit cash flows of our defined benefit pension plan used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else equal, a higher present value of the benefit obligation. We selected an expected long-term rate of return on our plan assets of 9.0% by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plan. To calculate the net periodic benefit cost for the year ended December 31, 2007, a discount rate of 6.0% and an expected long-term rate of return on plan assets of 9.0% were used.

The selected discount rate of 6.25% increased 0.25 points from the 6.00% rate used in 2006 which had the effect of decreasing the 2007 PBO and related unrecognized net actuarial loss by approximately $7.8 million. Cumulative unrecognized actuarial losses of approximately $62.6 million, which are now being recognized on our balance sheet pursuant to SFAS 158 (defined below), are being systematically recognized as an increase in net periodic cost over the average future service period of active participants. Unrecognized gains and losses arise from several factors including expected to actual demographic changes, assumption changes in the obligations and from the difference between expected and actual returns on plan assets.

The accumulated benefit obligation (“ABO”) of a defined benefit plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the PBO is the ABO plus a factor for future compensation levels. At December 31, 2007, the ABO and PBO were $194.3 million and $217.3 million, respectively. At December 31, 2007 the fair value of the assets of our defined benefit pension plan was $220.0 million, which resulted in an overfunding status within our balance sheet of $2.7 million. The State Auto Group has consistently targeted contributions to our defined benefit pension plan with the objective of maintaining a fully funded status on an ABO basis. Historically our plan assets have exceeded our ABO. The ABO, which considers current compensations level only, provides information about the obligation an employer would have if the plan were discontinued at the date of measurement date. This funding objective has served our plan participants well knowing that we were fully funded on a current basis as well as the fact that we have not had to recognize in 2006 or anytime prior an additional minimum liability as would have been previously required under SFAS 87.

Key assumptions used in determining the amount of the benefit obligation and related periodic cost recognized for postretirement benefits other than pensions under SFAS 106 include the discount rate and the assumed health care cost trend rate. To calculate the State Auto Group’s 2007 benefit obligation for our health care plan, we increased our selected discount rate by 0.25 points to 6.25% from the 2006 discount rate to match the anticipated stream of future benefit payments. We assume that the relative increase in health care costs will generally trend downward over the next several years, reflecting assumed increases in efficiency in the health care system and cost containment initiatives. For 2007 the expected rate of increase in future health care costs was 10% for 2007, trending down 1% per year to 5% thereafter. The change in the discount rate and adjustment for the assumed health care cost trend rate had the effect of increasing the benefit obligation and related unrecognized net actuarial loss by approximately $0.6 million. The benefit obligation under our health care plan was $123.0 million at December 31, 2007 which exceeded the fair value of plan assets of $2.3 million, resulting in an underfunding status of $120.7 million in our balance sheet.

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

The following table provides the incremental effects of adopting the provisions of SFAS 158 on our balance sheet at December 31, 2006. The adoption of SFAS 158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented.

($ millions)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Assets:
Net prepaid pension expense	$61.8	$(61.8)	$—
Deferred federal income taxes	5.6	40.7	46.3

Liabilities:
Postretirement benefits	98.1	26.7	124.8
Pension benefits	—	16.1	16.1

Stockholders’ Equity:
Accumulated other comprehensive Income (loss)	46.6	(63.9)	(17.3)

With regard to the adoption of the new measurement guidelines, we are continuing to review the transition alternatives available to us but intend to adopt the required December 31 measurement at December 31, 2008. The adoption of SFAS 158 did not have an impact on our debt covenants.

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

Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting indicated IBNR reserves. This method uses paid loss experience as well as the outstanding estimates (average and case reserves) for claims that have been reported and are still open. The underlying assumption of the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s advantage is its responsiveness to changes in reported losses, which is particularly valuable in the less mature accident years. The disadvantage of the Incurred Loss Development Method is that case reserve adequacy changes will distort the IBNR projections.

Paid Loss Development Method: The Paid Loss Development Method uses calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in paid methods excludes the case reserve estimates, so only paid losses are utilized. With these methods, a payment pattern is estimated to project ultimate settlement values for each accident year, with the underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern might influence the payment pattern) is relevant to the results of this method. This method’s advantage is the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that the paid method does not use all of the available information, and in some cases the liability payment patterns require the application of very large development factors to relatively small payments in the immature years.

Claim Counts and Severities Method: The Counts and Severities Method calculations are very similar to the other methods. The incurred claim counts reported to date are projected to an ultimate value. Similarly, the incurred loss severities are projected to ultimate. The ultimate incurred count is multiplied by the ultimate incurred severity, for each accident year, to arrive at the ultimate incurred loss. Finally, as with the other loss development methods, an estimate of the IBNR reserve is calculated by subtracting the reported losses from the estimated ultimate losses.

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

Reserve ranges provide a quantification of the variability in the reserve projections. The primary determinant in estimating the reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. Property lines typically have smaller variances, while liability lines can experience significant variability. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. MBE for SA National and the STFC Pooled Companies’ share of the Pooled Companies’ Loss and ALAE Reserves at December 31, 2007 was $697.5 million, within a projected range of $640.6 million to $714.1 million. (These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, these values cannot be compared to many of the other loss and loss expenses payable tables included elsewhere within this Form 10-K.)

The potential impact of the reserve variability on net income is quantifiable using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach the high point of $714.1 million, the reserve increase of $16.5 million is an after-tax decrease of $10.7 million on net income. Likewise, should losses decline to the low end of $640.6 million, the $57.0 million reserve decrease would add $37.0 million of after-tax net income.

An important assumption underlying the reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2007, other liability Loss and ALAE Reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary jump could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other liability is an increase of $54.2 million on reserves, or a $35.3 million after-tax reduction (assuming a tax rate of 35%) to net income. Inflation changes have much more impact on the longer tail commercial lines like other liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

In addition to establishing Loss and ALAE Reserves, as described above, we establish reserves for loss adjustment expenses contemplating functions and costs that are not attributable to a specific claim, which is called Unallocated Loss Adjustment Expense (“ULAE”). Based on historical patterns, selected ratios of paid ULAE to paid losses are imposed on the current outstanding reserves. Consequently, this component of the loss expense reserve has a proportional relationship to the overall claim inventory and held reserves by accident year, as they move up or down in sync with carried reserves. The method uses a traditional assumption that 50% of the expenses are incurred when the claim is open, and the other 50% are incurred when the claim is closed, and also assumes that the underlying claims process and mix of business do not change drastically over time.

The following table provides a reconciliation of MBE of our direct Loss and ALAE Reserve to our net loss and loss expenses payable at December 31, 2007 and 2006, respectively. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2007 and 2006, respectively, has been reflected in the table below as assumed by STFC Pooled Companies:

($ millions)	2007	2006
Direct Loss and ALAE Reserve:
STFC Pooled Companies and SA National	$393.1	$384.2
Assumed by STFC Pooled Companies	304.4	325.3

Total direct loss and ALAE reserve	697.5	709.5

Direct unallocated loss adjustment expense (“ULAE”)
STFC Pooled Companies and SA National	23.8	23.5
Assumed by STFC Pooled Companies	20.3	21.7

Total direct ULAE	44.1	45.2

Direct salvage and subrogation recoverable:
STFC Pooled Companies and SA National	(20.9)	(20.5)
Assumed by STFC Pooled Companies	(8.4)	(8.5)

Total direct salvage and subrogation recoverable	(29.3)	(29.0)

Reinsurance recoverable	(11.2)	(13.5)
Assumed reinsurance	5.1	5.6
Reinsurance assumed by STFC Pooled Companies	(59.1)	(56.8)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $11.2 in 2007 and $13.5 in 2006	$647.1	$661.0

The following tables present the loss and loss expenses payable by major line of business at December 31, 2007 and 2006, respectively:

($ in millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2007
Personal insurance segment:
Standard auto	$120.4	$37.5	$11.2	$169.1
Nonstandard auto	13.9	3.0	1.4	18.3
Homeowners	36.4	15.3	1.7	53.4
Other personal	6.3	2.3	0.3	8.9

Total personal	177.0	58.1	14.6	249.7

Business insurance segment:
Commercial auto	44.8	28.9	4.1	77.8
Commercial multi-peril	37.8	36.9	4.1	78.8
Fire & allied lines	18.7	1.0	0.6	20.3
Product & other liability	46.0	71.7	12.4	130.1
Workers’ compensation	38.3	39.4	7.8	85.5
Other business	2.0	2.4	0.5	4.9

Total business	187.6	180.3	29.5	397.4

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$364.6	$238.4	$44.1	$647.1

	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2006

Personal insurance segment:
Standard auto	118.4	42.1	11.3	171.8
Nonstandard auto	16.0	4.0	1.6	21.6
Homeowners	38.6	16.6	1.9	57.1
Other personal	5.7	1.7	0.2	7.6

Total personal	178.7	64.4	15.0	258.1

Business insurance segment:
Commercial auto	46.3	31.4	4.3	82.0
Commercial multi-peril	34.4	40.4	4.4	79.2
Fire & allied lines	19.3	1.8	0.7	21.8
Product & other liability	40.2	75.3	12.3	127.8
Workers’ compensation	37.7	40.2	7.7	85.6
Other business	2.5	3.3	0.7	6.5

Total business	180.4	192.4	30.1	402.9

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	359.1	256.8	45.1	661.0

Net losses and loss expenses payable at December 31, 2007 decreased $13.9 million (2.1%) from 2006 due to a combination of the following:

•	Improved claim severity trends, primarily on the auto liability lines as previously discussed;

•

At the end of 2006, catastrophe loss reserves, primarily on homeowners and commercial multi- peril lines, remained in reserve status, but were paid during 2007 resulting in some of the reserve decreases.

The property and casualty industry has had significant loss experience from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $3.2 million, and environmental reserves are $7.9 million, for a total of $11.1 million, or 1.7% of net losses and loss expenses payable. Our environmental reserves increased approximately $1.2 million from 2006 primarily from the state of Indiana where there was an adverse court ruling several years ago. Because we have insured primarily product retailers and distributors, we do not expect to incur the same level of liability as companies that have insured manufacturing risks.

The risks and uncertainties inherent in the estimates include, but are not limited to, actual settlement experience being different from historical data and trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For an additional discussion relating to losses and loss expense reserves see “Impact of Significant External Factors”, included in this Item 7.

New Accounting Standards:

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers with defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which had no effect on the Company’s consolidated statement of income for year ended December 31, 2006, or for any prior period presented in the 2006 Form 10-K, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. The adoption did not have an impact on the Company’s debt covenants. At December 31, 2007 and 2006, the Company continued to use the earlier measurement date of September 30, and is currently reviewing the transition alternatives available and the related impact.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. See Note 8 for additional required disclosures.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which was effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s financial statements.

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

Pending Adoption of Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no new requirements for additional fair-value measures in financial statements. The Company adopted this guidance effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities with a one-time election to measure existing financial instruments and certain other items at fair value at the date of adoption. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company adopted this guidance on January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In June 2007, the FASB issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses how a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options, and (b) charged to retained earnings under FAS 123(R). The tax benefit received on dividends paid to employees associated with their share-based awards should be recorded in additional paid-in capital until the award is settled through exercise (if the award is an option) or vesting (if the award is non-vested stock). This will be effective for tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company adopted this guidance effective January 1, 2008 and it had no material impact on the Company’s financial statements.

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

In “Loss and Loss Expenses Reserves,” we include a discussion of certain factors management considers in estimating the ultimate liability for losses and loss expenses. With respect to the auto line of business, which represents approximately 40% of our total reserves, perhaps the most significant external variable is legal developments. Court decisions, as discussed below, have had significant impact on the property and casualty insurance industry. Some of these decisions have a more prospective effect, for example, when contract provisions relating to third party coverages are construed in ways not anticipated by us. Other court decisions may have more of a retroactive effect which may be seen more clearly in the auto insurance line. Auto insurance tends to be a line of business more regulated by statutes; consequently, the courts tend to have more of an opportunity to construe and apply those statutes to existing contracts. Uninsured motorists and underinsured motorists (collectively “UM”) are statutory coverages in almost every state where we do business. If a court construes a UM statute adversely to us and the industry, the decision typically has a retroactive effect with the court’s interpretation being applied as if the UM statute has always been interpreted that way. This retroactive application is exacerbated in UM cases (and other first party coverage cases) because the statute of limitations applicable to UM claims and other first party coverages can be as long as 15 years. Claims that had been closed or not even presented, going back as long as fifteen years, can be restored by an adverse court decision. We consider the impact of adverse court decisions of which we have become aware when we set ultimate loss and loss expense reserves for auto insurance as well as other lines to the extent those lines may be retroactively affected by such matters.

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

For a discussion regarding the federal Terrorism Risk Insurance Act of 2002 and 2005 (collectively, the “Terrorism Acts”) see “Regulation” in Item 1 of this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures about Market Risk are included in Item 7 of this Form 10-K under “2007 Compared to 2006—Investment Operations Segment—Market Risk.”

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation expense as of January 1, 2006, to adopt Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.” As discussed in Note 1 to the consolidated financial statements, the Company also changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, to adopt Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, State Auto Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of State Auto Financial Corporation and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 7, 2008

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amounts)	December 31
	2007	2006
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,722.9 and $1,630.6 respectively)	$1,745.4	1,647.4
Equity securities, available-for-sale, at fair value (cost $210.2 and $230.8 respectively)	254.2	284.2
Other invested assets, available-for-sale, at fair value (cost $20.1 and $4.0 respectively)	20.3	4.5
Other invested assets	1.3	1.8

Total investments	2,021.2	1,937.9

Cash and cash equivalents	70.9	73.4
Accrued investment income and other assets	42.1	43.7
Deferred policy acquisition costs	105.8	104.0
Pension asset	2.7	—
Reinsurance recoverable on losses and loss expenses payable (affiliates $1.2 and $2.7 respectively)	11.2	13.5
Prepaid reinsurance premiums (affiliates none)	6.0	6.0
Due from affiliate	19.4	17.9
Net deferred federal income taxes	46.1	46.3
Property and equipment, at cost, (net of accumulated depreciation of $5.6 and $5.1, respectively)	12.5	12.4

Total assets	$2,337.9	2,255.1

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $257.2 and $281.7, respectively)	$658.3	674.5
Unearned premiums (affiliates $119.5 and $118.4, respectively)	436.0	428.8
Notes payable (affiliates $15.5 and $15.5, respectively)	118.0	118.4
Postretirement and pension benefits	125.2	140.9
Current federal income taxes	7.8	7.2
Other liabilities	57.1	51.1

Total liabilities	1,402.4	1,420.9

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.0 and 45.7 shares issued, respectively, at stated value of $2.50 per share	115.0	114.3
Treasury stock, 5.5 and 4.7 shares, respectively, at cost	(81.0)	(58.1)
Additional paid-in capital	98.2	87.3
Accumulated other comprehensive loss	(3.3)	(17.3)
Retained earnings	806.6	708.0

Total stockholders’ equity	935.5	834.2

Total liabilities and stockholders’ equity	$2,337.9	2,255.1

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2007	2006	2005
Earned premiums (ceded to affiliate $695.7, $687.8 and $683.4, respectively)	$1,011.6	1,023.8	1,050.3
Net investment income	84.7	83.1	78.7
Net realized gains on investments	12.1	5.6	5.6
Other income (affiliates $3.3, $3.0 and $2.9, respectively)	5.0	4.9	4.9

Total revenues	1,113.4	1,117.4	1,139.5

Losses and loss expenses (ceded to affiliate $405.0, $389.1 and $428.2, respectively)	590.8	587.6	613.4
Acquisition and operating expenses	347.9	348.0	332.9
Interest expense (affiliates $1.5, $1.5 and $2.8, respectively)	7.6	7.4	8.8
Other expenses	11.8	12.7	12.4

Total expenses	958.1	955.7	967.5

Income before federal income taxes	155.3	161.7	172.0
Federal income tax expense (benefit):
Current	43.5	43.5	49.3
Deferred	(7.3)	(2.2)	(3.2)

Total federal income taxes	36.2	41.3	46.1

Net income	$119.1	120.4	125.9

Earnings per common share:
Basic	$2.90	2.95	3.12

Diluted	$2.86	2.90	3.06

Dividends paid per common share	$0.50	0.38	0.27

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2007	2006	2005
Common shares:
Balance at beginning of year	45.7	45.1	44.7
Issuance of shares	0.3	0.6	0.4

Balance at end of year	46.0	45.7	45.1

Treasury shares:
Balance at beginning of year	(4.7)	(4.6)	(4.6)
Shares acquired on stock option exercises	—	(0.1)	—
Shares acquired under repurchase program	(0.8)	—	—

Balance at end of year	(5.5)	(4.7)	(4.6)

Common stock:
Balance at beginning of year	$114.3	112.8	111.8
Issuance of shares	0.7	1.5	1.0

Balance at end of year	115.0	114.3	112.8

Treasury stock:
Balance at beginning of year	(58.1)	(56.8)	(56.5)
Shares acquired on stock option exercises	(0.8)	(1.3)	(0.3)
Shares acquired under repurchase program	(22.1)	—	—

Balance at end of year	(81.0)	(58.1)	(56.8)

Additional paid-in capital:
Balance at beginning of year	87.3	70.2	64.1
Issuance of common stock	4.4	7.2	4.0
Tax benefit from stock options exercises	0.7	3.2	1.8
Stock options granted	5.8	6.7	0.3

Balance at end of year	98.2	87.3	70.2

Accumulated other comprehensive (loss) income:
Balance at beginning of year	(17.3)	34.3	53.1
Change in unrealized (losses) gains on investments, net of tax and reclassification adjustment	(2.6)	12.4	(18.7)
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustment	16.7	—	—

Accumulated other comprehensive (loss) income before SFAS No. 158 adjustment	(3.3)	46.6	34.3
Cumulative effect of adoption of SFAS No. 158, net of tax	—	(63.9)	—

Balance at end of year	(3.3)	(17.3)	34.3

Retained earnings:
Balance at beginning of year	708.0	603.0	485.7
Net income	119.1	120.4	125.9
Cash dividends paid	(20.5)	(15.4)	(8.6)

Balance at end of year	806.6	708.0	603.0

Total stockholders’ equity at end of year	$935.5	834.2	763.5

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$119.1	120.4	125.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	11.0	9.6	9.3
Share-based compensation	6.0	7.0	0.6
Net realized gains on investments	(12.1)	(5.6)	(5.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(1.7)	2.0	(3.2)
Accrued investment income and other assets	1.0	1.6	4.4
Postretirement and pension benefits (assets)	7.3	6.2	4.8
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	2.3	4.0	10.7
Other liabilities and due to/from affiliates, net	4.0	(2.8)	26.3
Losses and loss expenses payable	(16.2)	(54.2)	11.6
Unearned premiums	7.2	(4.1)	(6.1)
Excess tax benefits on share-based awards	0.4	(2.4)	—
Federal income taxes	(6.7)	11.8	(5.8)
Cash provided from adding Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company business to the reinsurance pool, effective January 1, 2005	—	—	54.0

Net cash provided by operating activities	121.6	93.5	226.9

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(331.6)	(293.8)	(539.1)
Purchases of equity securities – available-for-sale	(73.7)	(101.2)	(109.2)
Purchases of other invested assets	(17.1)	(0.9)	(3.0)
Maturities, calls and pay downs of fixed maturities – available-for-sale	73.1	76.0	98.5
Sales of fixed maturities – available-for-sale	155.2	171.4	290.9
Sales of equity securities – available-for-sale	107.0	103.8	49.2
Sales of other invested assets	1.8	1.7	—
Net (additions) disposals of property and equipment	(0.8)	(0.2)	0.2

Net cash used in investing activities	(86.1)	(43.2)	(212.5)

Cash flows from financing activities:
Proceeds from issuance of common stock	4.3	7.4	4.1
Payments to acquire treasury shares	(22.1)	—	—
Excess tax benefits on share-based awards	0.3	2.4	—
Payments of dividends	(20.5)	(15.4)	(8.6)
Change in securities lending collateral	—	99.0	45.7
Change in securities lending obligation	—	(99.0)	(45.7)
Payment of debt	—	—	(45.5)

Net cash used in financing activities	(38.0)	(5.6)	(50.0)

Net (decrease) increase in cash and cash equivalents	(2.5)	44.7	(35.6)
Cash and cash equivalents at beginning of year	73.4	28.7	64.3

Cash and cash equivalents at end of year	$70.9	73.4	28.7

Supplemental disclosures:
Interest paid (affiliates $1.5, $1.4 and $2.7 respectively)	$7.8	7.7	9.0

Federal income taxes paid	$42.3	29.4	51.9

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

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation. This includes reclassifications in the consolidated balance sheet that consist of separately presenting certain other invested assets that are included in the Company’s available-for-sale portfolio from all other invested assets as well as aggregating the Company’s benefit plans where permitted, namely postretirement and pension liability or asset presentation. Consistent with balance sheet reclassifications, 2006 and 2005 line items in the consolidated statement of cash flows have been combined to conform with balance sheet presentation, specifically postretirement and pension benefits (assets).

d. Investments

Investments in fixed maturities, equity securities and certain other invested assets are classified as available-for-sale and, therefore, are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as a part of “accumulated other comprehensive (loss) income” and, as such, are not included in the determination of net income. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment. Among the factors that management considers are market conditions, the amount, timing and length of decline in fair value, events impacting the issuer and the Company’s positive intent and ability to hold the security until anticipated recovery or maturity. For declines in value that are not

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

solely attributable to interest rate movements, the Company considers positive evidence indicating that the cost of the investment is recoverable within a reasonable period of time and evidence to the contrary in considering the severity and duration of the impairment in relation to the anticipated market price recovery. When a decline in fair value is deemed to be other-than-temporary, the investment cost is written down to fair value on the date the determination is made and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value.

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

($ millions)	2007	2006	2005
Balance, beginning of year	$104.0	106.0	97.5
Effect of January 1, 2005 pooling change (Note 6)	—	—	5.3
Acquisition costs deferred	244.5	246.1	255.0
Amortized to expense	(242.7)	(248.1)	(251.8)

Balance, end of year	$105.8	104.0	106.0

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

Interest and penalties related to unrecognized tax obligations are recorded in the balance sheet as other liabilities, and recognized in the income statement as other expenses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $29.3 million and $29.0 million at December 31, 2007 and 2006, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are necessarily based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

i. Premiums

Premiums are recognized as earned in proportion to the insurance protection provided using the monthly pro rata method over the contract period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

j. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes net income and other comprehensive income (loss). Other comprehensive income (loss) includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale investments, derivative instruments and unrecognized benefit plan obligations, adjusted for deferred federal income taxes.

k. Share-Based Compensation

See Note 12—Share-Based Compensation regarding the Company’s adoption of SFAS 123(R) “Share-Based Payment” (SFAS 123(R)) on January 1, 2006. The Company’s share-based compensation plans authorize the granting of various equity-based incentives including stock options, restricted stock and restricted share units to employees and non-employee directors and agents. The expense for these equity-based incentives is based on their fair value at date of grant and amortized over their vesting period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of the Company’s stock over the expected life of the option, which significantly impacts the assumed fair value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Prior to January 1, 2006, the Company accounted for share-based compensation plans for employees and non-employee directors under the measurement and recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation cost of the employee and non-employee directors’ plans for 2005 been determined based on the fair values at the grant dates consistent with the method of SFAS 123, the Company’s pro-forma net earnings and net earnings per share information would have been as follows:

Pro-forma Fair Value Method:

($ millions, except per share amounts)	2005
Net income as reported	$125.9
Less pro-forma stock compensation expense, net of tax	(3.5)

Pro-forma net income	$122.4

Pro-forma net earnings per common share
Basic	$3.04

Diluted	$2.92

The fair value of stock option awards granted to employees and directors in 2005 were estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

2005
Fair value	$10.38
Expected dividend yield	0.77%
Risk free interest rate	3.8%
Expected volatility factor	35.8%
Expected life in years	6.7

l. New Accounting Standards

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers with defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which had no effect on the Company’s consolidated statement of income for year ended December 31, 2006, or for any prior period presented in the 2006 Form 10-K, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. The adoption did not have an impact on the Company’s debt covenants. At December 31, 2007 and 2006, the Company continued to use the earlier measurement date of September 30, and is currently reviewing the transition alternatives available and the related impact.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. See Note 8 for additional required disclosures.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which was effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year after September 15, 2006. SFAS 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted this guidance effective January 1, 2007 and there was no impact on the Company’s financial statements.

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

Pending Adoption of Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no new requirements for additional fair-value measures in financial statements. The Company adopted this guidance effective January 1, 2008.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities with a one-time election to measure existing financial instruments and certain other items at fair value at the date of adoption. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company adopted this guidance on January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In June 2007, the FASB issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses how a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options, and (b) charged to retained earnings under FAS 123(R). The tax benefit received on dividends paid to employees associated with their share-based awards should be recorded in additional paid-in capital until the award is settled through exercise (if the award is an option) or vesting (if the award is non-vested stock). This will be effective for tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company adopted this guidance effective January 1, 2008 and it had no material impact on the Company’s financial statements.

2. Investments

The following tables summarize the cost or amortized cost of available-for-sale securities at December 2007 and 2006:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale at December 31, 2007:
U.S. treasury securities and obligations of U.S. government agencies	$90.9	$2.2	$(0.1)	$93.0
Obligations of states and political subdivisions	1,432.7	23.6	(4.3)	1,452.0
Corporate securities	10.7	0.3	—	11.0
U.S. government agencies mortgage-backed securities	188.6	2.6	(1.8)	189.4

Total fixed maturities	1,722.9	28.7	(6.2)	1,745.4
Equity securities	210.2	47.4	(3.4)	254.2
Other invested assets	20.1	0.3	(0.1)	20.3

Total	$1,953.2	$76.4	$(9.7)	$2,019.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available-for-sale at December 31, 2006:
U.S. treasury securities and obligations of U.S. government agencies	$180.1	$0.6	$(2.8)	$177.9
Obligations of states and political subdivisions	1,229.8	23.7	(2.5)	1,251.0
Corporate securities	15.8	0.4	(0.1)	16.1
U.S. government agencies mortgage-backed securities	204.9	1.7	(4.2)	202.4

Total fixed maturities	1,630.6	26.4	(9.6)	1,647.4
Equity securities	230.8	54.6	(1.2)	284.2
Other invested assets	4.0	0.5	—	4.5

Total	$1,865.4	$81.5	$(10.8)	$1,936.1

Deferred federal income taxes on the net unrealized holding gains for available-for-sale investments were $23.3 million and $24.7 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, there were no individual investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individual material securities with an unrealized holding loss at December 31, 2007 and 2006. The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

At December 31, 2007	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. treasury securities and obligations of U.S. government agencies	$5.4	$—	2	$6.5	$(0.1)	4	$11.9	$(0.1)	6
Obligations of states and political subdivisions	204.1	(1.8)	75	283.2	(2.5)	106	487.3	(4.3)	181
Corporate securities	—	—	—	1.0	—	1	1.0	—	1
U.S. government agencies mortgage backed securities	2.8	(0.1)	2	101.2	(1.7)	46	104.0	(1.8)	48

Total fixed maturities	212.3	(1.9)	79	391.9	(4.3)	157	604.2	(6.2)	236
Equity securities	36.6	(3.4)	16	—	—	—	36.6	(3.4)	16
Other invested assets	15.9	(0.1)	2	—	—	—	15.9	(0.1)	2

Total temporarily impaired securities	$264.8	$(5.4)	97	$391.9	$(4.3)	157	$656.7	$(9.7)	254

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

At December 31, 2006	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. treasury securities and obligations of U.S. government agencies	$11.9	$(0.1)	7	$111.3	$(2.7)	51	$123.2	$(2.8)	58
Obligations of states and political subdivisions	90.0	(0.6)	35	232.8	(1.9)	89	322.8	(2.5)	124
Corporate securities	—	—	—	3.0	(0.1)	2	3.0	(0.1)	2
U.S. government agencies mortgage backed securities	17.2	(0.4)	8	135.2	(3.8)	51	152.4	(4.2)	59

Total fixed maturities	119.1	(1.1)	50	482.3	(8.5)	193	601.4	(9.6)	243
Equity securities	21.6	(1.2)	9	—	—	—	21.6	(1.2)	9

Total temporarily impaired securities	$140.7	$(2.3)	59	$482.3	$(8.5)	193	$623.0	$(10.8)	252

The amortized cost and fair value of available-for-sale fixed maturities at December 31, 2007, by contractual maturity, are summarized as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$16.9	$16.9
Due after 1 year through 5 years	60.5	62.5
Due after 5 years through 10 years	437.5	451.1
Due after 10 years	1,019.4	1,025.5
U.S. Government agencies mortgage-backed securities	188.6	189.4

Total	$1,722.9	$1,745.4

Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $55.1 million and $52.5 million were on deposit with regulators as required by law or specific escrow agreement at December 31, 2007 and 2006, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Components of net investment income for the year ended December 31 are summarized as follows:

($ millions)	2007	2006	2005
Fixed maturities	$75.3	73.6	72.8
Equity securities	5.7	5.1	4.0
Cash and cash equivalents, and other	5.5	6.1	3.6

Investment income	86.5	84.8	80.4

Investment expenses	1.8	1.7	1.7

Net investment income	$84.7	83.1	78.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

The Company recognized realized losses on other-than-temporary impairments of $0, $3.8 million and $0.6 million on its fixed maturity portfolio in 2007, 2006 and 2005, respectively. The Company recognized realized losses on other-than-temporary impairments of $1.9 million, $1.6 million and $1.0 million in 2007, 2006 and 2005, respectively on its equity security portfolio. During 2007 the Company outsourced a segment of its investment portfolio to external money managers. When assessing other-than-temporary impairment on this segment of the investment portfolio, management considers its inability to make the assertion regarding its intent to hold a particular security that is currently valued below cost until recovery in the near term. The Company reviewed its investments at December 31, 2007, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses due to the evidence that would indicate only temporary impairment.

Proceeds on sales of available-for-sale securities in 2007, 2006, and 2005 were $262.2 million, $275.2 million and $340.1 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Realized and unrealized gains and losses for the years ended December 31 are summarized as follows:

($ millions)	2007	2006	2005
Realized gains:
Fixed maturities	$0.8	1.8	5.9
Equity securities	19.7	15.6	6.7

Total realized gains	20.5	17.4	12.6
Realized losses:
Fixed maturities	1.3	4.8	1.7
Equity securities	7.1	7.0	5.3

Total realized losses	8.4	11.8	7.0

Net realized gains on investments	$12.1	5.6	5.6

Change in unrealized gains (losses):
Increase (decrease) in unrealized holding gains – fixed maturity securities	$5.7	(3.2)	(30.2)
(Decrease) increase in unrealized holding gains – equity securities	(9.4)	22.6	0.6
(Decrease) increase in unrealized holding gains – other invested assets	(0.3)	(0.3)	0.6
Deferred federal income taxes (benefits) thereon	1.4	(6.7)	10.3

(Decrease) increase in net unrealized holding gains	$(2.6)	12.4	(18.7)

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

Cash and cash equivalents: The carrying amounts reported for these instruments approximate their fair value.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Notes payable: The carrying amount of the Trust Preferred note (defined in Note 6b) in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The $100.0 million, 6.25% Senior Notes (defined in Note 7) have a fair value of $103.6 million and $99.1 million at December 31, 2007 and 2006, respectively. The fair value of the Senior Notes is based on the quoted market price at December 31, 2007 and 2006, respectively.

($ millions)	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed maturities	$1,745.4	$1,745.4	$1,647.4	$1,647.4
Equity securities	254.2	254.2	284.2	284.2
Other invested assets	21.6	21.6	6.3	6.3
Cash and cash equivalents	70.9	70.9	73.4	73.4
Notes payable	118.0	119.1	118.4	114.6

4. Losses and Loss Expenses Payable

Activity in the liability for losses and loss expenses for the year ended December 31 is summarized as follows:

($ millions)	2007	2006	2005
Losses and loss expenses payable, at beginning of year	$674.5	728.7	681.8
Less: reinsurance recoverable on losses and loss expenses payable	13.5	17.4	25.9

Net balance at beginning of year	661.0	711.3	655.9

Incurred related to:
Current year	645.5	659.3	657.7
Prior years	(54.7)	(71.7)	(44.3)

Total incurred	590.8	587.6	613.4

Paid related to:
Current year	368.7	389.4	350.5
Prior years	236.0	248.5	242.8

Total paid	604.7	637.9	593.3

Impact of pooling change, January 1, 2005 (Note 6a)	—	—	35.3

Net balance at end of year	647.1	661.0	711.3
Plus: reinsurance recoverable on losses and loss expenses payable	11.2	13.5	17.4

Losses and loss expenses payable, at end of year (affiliate $257.2, $281.7 and $302.6, respectively)	$658.3	674.5	728.7

The Company recorded favorable loss and loss expense reserve development in 2007, 2006, and 2005 of $54.7 million, $71.7 million and $44.3 million, respectively. The favorable development in 2007 was primarily due to auto liability and other liability losses being approximately $23.5 million less than anticipated as current loss projections using more mature claim data resulted in lower claim severity than in past projections, loss adjustment expenses being approximately $11.8 million lower than anticipated in proportion to losses and ceded

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

losses being above previously anticipated levels by approximately $10.0 million. The favorable development in 2006 was largely due to ceded reserves being above previously anticipated levels by $23.7 million, auto liability losses being $24.7 million less than anticipated as current loss projections using more mature claim data resulted in lower average claim severities than in past projections, and loss adjustment expenses declining by $13.5 million in proportion to losses. The favorable development in 2005 was largely due to ceded reserves being above previously anticipated levels by $14.8 million, catastrophe losses associated with the 2004 hurricanes developing $5.8 million better than previous estimates, and loss adjustment expenses developing favorably by $13.7 million in proportion to losses.

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

Prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a, the effect of the Company’s external reinsurance on its balance sheets and income statements is summarized as follows:

($ millions)	December 31
	2007	2006
Losses and loss expenses payable:
Direct	$396.0	387.2
Assumed	5.1	5.6
Ceded	(10.1)	(10.8)

Net losses and loss expenses payable	$391.0	382.0

Unearned premiums:
Direct	$315.3	309.2
Assumed	1.2	1.2
Ceded	(6.0)	(6.0)

Net unearned premiums	$310.5	304.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2007	2006	2005
Written premiums:
Direct	$757.4	748.8	749.5
Assumed	6.5	7.1	6.0
Ceded	(18.8)	(17.7)	(16.9)

Net written premiums	$745.1	738.2	738.6

Earned premiums:
Direct	$751.0	743.1	746.9
Assumed	6.5	7.1	6.1
Ceded	(18.8)	(17.6)	(16.4)

Net earned premiums	$738.7	732.6	736.6

Losses and loss expenses incurred:
Direct	$438.5	415.0	455.7
Assumed	2.0	10.8	14.6
Ceded	(2.9)	(3.5)	(8.2)

Net losses and loss expenses incurred	$437.6	422.3	462.1

6. Transactions with Affiliates

a. Reinsurance

Prior to 2005, State Auto P&C, Milbank, Farmers, SA Ohio (the “STFC Pooled Companies”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”) and State Auto Florida Insurance Company (“SA Florida”) participated in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with State Auto Mutual. Effective January 1, 2005, the Pooling Arrangement was amended to add as participants Meridian Security Insurance Company (“Meridian Security”) and Meridian Citizens Mutual Insurance Company (“Meridian Citizens”), Indiana domiciled property and casualty insurers. Meridian Security is a wholly-owned subsidiary of Meridian Insurance Group, Inc. (“MIGI”), which is wholly-owned by State Auto Mutual. MIGI is party to an affiliation agreement with Meridian Citizens. Meridian Security and Meridian Citizens Mutual are hereafter referred to collectively as the “MIGI Insurers” and together with MIGI as the “MIGI Companies.” SA Wisconsin and SA Florida are wholly owned subsidiaries of State Auto Mutual.

In conjunction with the Pooling Arrangement amendment, the STFC Pooled Companies received $54.0 million in cash from the MIGI Insurers which related to the additional net insurance liabilities assumed on January 1, 2005.

In general, under the Pooling Arrangement, the STFC Pooled Companies, SA Wisconsin, SA Florida and the MIGI Insurers cede to State Auto Mutual all of their insurance business and assume from State Auto Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. The STFC Pooled Companies’ pooling participation percentage remained at 80% under the amended pooling arrangement effective January 1, 2005. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each Company’s participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer; consequently, there is a concentration of credit risk arising from business ceded to State Auto Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed net amounts assumed. The STFC Pooled Companies’ pooling percentage has remained at an 80% participation level since 2001. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A+ (Superior).

The following provides a summary of the reinsurance transactions on the Company’s balance sheets and income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual:

($ millions)	December 31
	2007	2006
Losses and loss expenses payable:
Ceded	$(371.6)	(358.2)
Assumed	628.8	639.9

Net assumed	$257.2	281.7

Unearned premiums:
Ceded	$(298.6)	(292.3)
Assumed	418.1	410.7

Net assumed	$119.5	118.4

($ millions)	Year ended December 31
	2007	2006	2005
Written premiums:
Ceded	$(702.3)	(695.7)	(685.8)
Assumed	973.9	974.1	993.9
Earned premiums:
Ceded	$(695.7)	(687.6)	(676.8)
Assumed	965.5	976.0	994.4
Losses and loss expenses incurred:
Ceded	$(405.6)	(388.4)	(423.4)
Assumed	558.2	554.4	579.5

The STFC Pooled Companies, SA National, State Auto Mutual, SA Wisconsin, SA Florida and the MIGI Insurers are collectively referred to as the “State Auto Group.”

State Auto P&C assumes catastrophe reinsurance from the State Auto Group and Beacon National Insurance Company (“Beacon National”), a subsidiary of State Auto Mutual, in the amount of $100.0 million excess of $135.0 million in exchange for a premium paid by each reinsured company. Under this agreement, the Company has assumed from State Auto Mutual and its affiliates premiums written and earned of $3.1 million, $3.0 million and $2.7 million for 2007, 2006 and 2005, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C has been excluded from the Pooling Arrangement.

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

The following provides a summary of the ceded reinsurance transactions on the Company’s balance sheet and income statement for the reinsurance agreement between SA National and State Auto Mutual:

($ millions)	2007	2006
Balance sheet:
Losses and loss expenses payable	$1.1	2.7

($ millions)	2007	2006	2005
Income statement:
Written premiums	$—	—	3.8
Earned premiums	$—	0.2	6.6
Losses and loss expenses incurred	$(0.6)	0.7	4.8

Intercompany Balances

Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, the Company has an off-balance sheet credit–risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2007 and 2006 is approximately $266.9 million and $250.3 million, respectively.

b. Notes Payable

In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust) that issued $15.0 million mandatorily redeemable preferred capital securities to a third party and $0.5 million of its common securities representing all outstanding common securities to State Auto Financial (collectively, the capital and common securities are referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million in proceeds from the issuance of its Trust Securities to State Auto Financial in the form of a Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures are the Capital Trust’s only assets along with any interest accrued thereon. Interest on the Trust Securities are payable

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 9.32% at December 31, 2007). Prior to May 2008, the interest rate may not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, thereby payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 23, 2008. In accordance with FASB Interpretation No. 46(R), (and related amendments and interpretations) “Consolidation of Variable Interest Entities,” State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets.

In December 2005, State Auto Financial repaid a $45.5 million line of credit it had with State Auto Mutual. This repayment was funded through dividends from State Auto Financial’s insurance subsidiaries. The interest rate under this line of credit was 3.50% for 2005.

c. Management Services

Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.8 million, $2.5 million and $2.3 million in 2007, 2006 and 2005, respectively, and is included in other income (affiliates).

7. Notes Payable and Credit Facility

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all subsidiaries’ existing and future indebtedness. As of December 31, 2007, State Auto Financial was in compliance with all covenants related to the Senior Notes. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets and is being amortized into interest expense ($0.1 million each for 2007, 2006 and 2005) as the underlying interest expense is recognized on the Senior Notes.

On July 12, 2007, State Auto Financial terminated its previous credit agreement which provided for a $100.0 million five-year unsecured revolving credit facility and entered into a new credit agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“Credit Facility”). State Auto did not borrow any funds under the previous credit agreement. During the term of the Credit Facility, the Company has the right to increase the total facility to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. While the Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes, the Company presently intends to keep $100.0 million of the Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

based on either a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2007, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement. State Auto Financial incurred $0.5 million in issuance costs related to the Credit Agreement, which is recorded in other assets and is being amortized into expense ($0.1 million for 2007) over the life of the Credit Agreement.

See discussion of affiliate notes payable at Note 6c. Notes payable at December 31 consisted of the following:

($ millions, except interest rates)	2007			2006
	Carrying Value	Fair Value	Interest Rate	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$102.5	$103.6	6.25%	$102.9	$99.1	6.25%
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6c)	15.5	15.5	9.32	15.5	15.5	9.57

Total Notes Payable	$118.0	$119.1		$118.4	$114.6

8. Federal Income Taxes

At December 31, 2007, the Company carried no balance for uncertain tax positions.

The Company had no accrual for the payment of interest and penalties at December 31, 2007 or 2006.

The Company is currently not under audit by either the Internal Revenue Service or any state jurisdiction for income tax purposes and all prior audits have been settled. Tax years 2004 through 2006 remain open for audit for federal income tax purposes.

The reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the year ended December 31 is summarized as follows:

($ millions)	2007	%	2006	%	2005	%
Amount at statutory rate	$54.4	35	$56.6	35	$60.2	35
Tax-free interest and dividends received deduction	(18.5)	(12)	(15.7)	(10)	(14.0)	(8)
Other, net	0.3	—	0.4	—	(0.1)	—

Federal income tax expense and rate	$36.2	23	$41.3	25	$46.1	27

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

($ millions)	2007	2006
Deferred tax assets:
Unearned premiums not currently deductible	$29.6	28.8
Losses and loss expenses payable discounting	20.1	20.7
Postretirement and pension benefits	42.4	47.9
Other	14.3	10.0

Total deferred tax assets	106.4	107.4
Deferred tax liabilities:
Deferral of policy acquisition costs	37.0	36.4
Unrealized holding gains on investments	23.3	24.7

Total deferred tax liabilities	60.3	61.1

Net deferred federal income taxes	$46.1	46.3

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established at December 31, 2007 or 2006.

9. Pension and Postretirement Benefit Plans

All Company personnel are employees of State Auto P&C. The Company, through State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The annual periodic costs related to the Company’s benefit plans are allocated to affiliated companies based on allocations pursuant to intercompany management agreements.

The Company provides a defined benefit pension plan for its eligible employees. Substantially all Company employees become eligible to participate the year after becoming 20 years of age and vest with 5 years of credited service or attained age 65. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.

In addition to the defined benefit pension plan, the Company provides a postretirement benefit plan including certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company’s employees may become eligible for these postretirement benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service. The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status of its benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

SFAS 87 and SFAS 106, all of which were previously netted against the plans’ funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87 and SFAS 106. These amounts will be subsequently recognized as net periodic cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The following table provides the incremental effects of adopting the provisions of SFAS 158 on the Company’s balance sheet at December 31, 2006. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented.

($ millions)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Assets:
Net prepaid pension expense	$61.8	$(61.8)	$—
Deferred federal income taxes	5.6	40.7	46.3

Liabilities:
Postretirement benefits	98.1	26.7	124.8
Pension benefits	—	16.1	16.1

Stockholders’ Equity:
Accumulated other comprehensive income (loss)	46.6	(63.9)	(17.3)

The Company uses September 30 as its measurement date to determine its pension and postretirement benefit obligations.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Information regarding the Company’s pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status as of December 31 are as follows:

($ millions)	Pension		Postretirement
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$213.4	206.8	122.7	109.2
Service cost	9.0	10.0	5.6	4.9
Interest cost	12.5	11.7	7.3	6.2
Actuarial (gain) loss	(5.6)	(4.3)	(9.7)	5.5
Contributions	—	—	(2.9)	(3.1)
Benefits paid	(12.0)	(10.8)	—	—

Benefit obligation at end of year	$217.3	213.4	123.0	122.7

Change in plan assets:
Fair value of plan assets at beginning of year	$197.3	183.4	2.2	2.1
Employer contribution	11.5	10.0	—	—
Actual return on plan assets	23.2	14.7	0.1	0.1
Benefits paid	(12.0)	(10.8)	—	—

Fair value of plan assets at end of year	$220.0	197.3	2.3	2.2

Contribution received during fourth quarter	—	—	(0.2)	—
SERP (defined below)	—	—	(4.3)	(4.3)

Funded status at end of year	$2.7	(16.1)	(125.2)	(124.8)

Accumulated benefit obligation – end of year	$194.3	190.9

No assets are expected to be returned during the fiscal year-ended December 31, 2008. The Company had no additional minimum liability included in other comprehensive income for the pension plan for 2006 (prior to adoption of SFAS 158) and 2005.

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic cost:

($ millions)	December 31
	2007	2006
Net actuarial loss	$75.7	101.0
Prior service cost	5.7	6.6
Transition asset	(2.4)	(3.0)

Total	$79.0	104.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The amount of amortization expected to be recognized during the fiscal year ending December 31, 2008 for the State Auto Group is as follows:

($ millions)	2008
Net actuarial loss	$3.2
Prior service cost	0.9
Transition asset	(0.6)

Total	$3.5

Information regarding the State Auto Group’s pension and postretirement benefit plans’ components of net periodic cost for the year ended December 31 is as follows:

($ millions)	Pension			Postretirement
	2007	2006	2005	2007	2006	2005
Components of net periodic cost:
Service cost	$9.0	10.0	8.0	5.6	4.9	4.4
Interest cost	12.5	11.7	11.2	7.3	6.2	6.5
Expected return on plan assets	(17.8)	(17.0)	(16.9)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost	0.4	0.4	0.4	0.5	0.5	0.5
Amortization of transition asset	(0.6)	(0.6)	(0.6)	—	—	—
Amortization of net gain	3.9	2.9	1.1	0.8	0.6	0.6

Net periodic cost	$7.4	7.4	3.2	14.0	12.0	11.8

The following benefit payments, which reflect expected future service, are expected to be paid:

($ millions)	Pension	Postretirement
2008	$9.0	$4.0
2009	9.3	4.3
2010	9.7	4.7
2011	10.2	5.2
2012	11.2	5.6
2013 - 2017	72.9	35.7

The Company’s share of the 2007, 2006, and 2005 net periodic costs for the defined benefit plan were $7.4 million, $7.4 million, and $3.2 million, respectively. For postretirement benefits other than pensions, the Company’s share of the 2007, 2006 and 2005 net periodic costs were $11.6 million, $10.3 million and $10.2 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Summarized in the following table are the weighted average assumptions used to determine the Company’s benefit obligations for the year ended December 31:

	Pension		Postretirement
	2007	2006	2007	2006
Benefit obligations weighted-average assumptions:
Discount rate	6.25%	6.00%	6.25%	6.00%
Rates of increase in compensation levels	4.00	4.00	—	—

Summarized in the following table are the weighted average assumptions used to determine the Company’s net periodic cost:

	Pension			Postretirement
	2007	2006	2005	2007	2006	2005
Weighted-average assumptions:
Discount rate	6.00%	5.75%	6.50%	6.00%	5.75%	6.50%
Expected long-term rate of return on assets	9.00	9.00	9.00	9.00	9.00	9.00
Rates of increase in compensation levels	4.00	5.00	5.00	—	—	—

The Company’s benefit plan obligations are long-term in nature and consequently the investment strategies have a long-term time horizon. In establishing the long-term rate of return assumption on plan assets, management, along with its pension consulting actuary, reviews the historical performance of the plan assets and the stability in the mix of the investment portfolio. The expected inflation rate and expected real rates of return of applicable asset classes are then determined to assist in setting appropriate assumptions.

The assumed health care cost trend rates used for the year ended December 31 are as follows:

	Postretirement
	2007	2006	2005
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011	2010

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A one percentage point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2007:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$3.1	$(2.4)
Effect on accumulated postretirement benefit obligation	23.3	(18.6)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company also has a supplemental executive retirement plan (“SERP”) for certain executives for which the accrued obligation at December 31, 2007 and 2006 was $4.3 million that is included as a component in postretirement and pension benefits liability in the accompanying consolidated balance sheets.

The Company’s benefit plans’ weighted average asset allocations by asset category at the plans’ measurement date of September 30 are as follows:

	Pension		Postretirement
	2007	2006	2007	2006
Asset Category:
Fixed maturity	37.9%	35.4%	100.0%	100.0%
U.S. large cap equity	40.3	64.6	—	—
U.S. small cap equities	12.4	—	—	—
International	9.4	—	—	—

Total	100.0	100.0	100.0	100.0

The benefit plan’s investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the benefit plans’ obligations. The benefit plans’ investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long term relatively high risk tolerance. Since the nature and timing of the benefit plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. During 2007, the following asset allocation targets, as a percentage of total fair value, were approved. Management is in the process of moving towards these allocation targets as funds become available.

Asset Allocation Target (0 to 100%)
Asset Category:
Fixed maturity	23
U.S. large cap equity	43
U.S. small/mid cap equity	14
Treasury inflation protected securities	10
International	10

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. This range is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute approximately $12.0 million during 2008 to its pension plan, depending on the actuarially calculated funding requirements of such plan. Postretirement and SERP plan payments are deductible for tax purposes when paid.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 2% of contributions of participants’ salary at the rate of 75 cents for each dollar

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

contributed. Participant contributions of 3% to 6% are matched at a rate of 50 cents for each dollar contributed. The Company’s share of the expense under the plan totaled $2.6 million, $2.5 million and $2.4 million for the years 2007, 2006 and 2005, respectively.

10. Stockholders’ Equity

a. Treasury Shares

On August 17, 2007, State Auto Financial’s board of directors authorized a plan to repurchase, from time to time, up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009 (the “Repurchase Plan”). Under the Repurchase Plan, State Auto Financial may repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. State Auto Financial’s total share repurchase activity in 2007 was approximately 0.8 million common shares at an average repurchase price of $27.21 per share for a total of $22.1 million.

b. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank, Farmers, SA Ohio and SA National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, at December 31, 2007, adjusted for dividend payments made in the previous twelve-month period, approximately $79.6 million is available for payment to State Auto Financial from its insurance subsidiaries in 2008 without prior approval. In 2007 State Auto Financial received dividends of $50.0 million from its insurance subsidiaries, $0 in 2006, and $40.5 million in 2005.

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements as of December 31 are as follows:

($ millions)	2007	2006
Statutory capital and surplus of insurance subsidiaries	$916.4	856.2
Net liabilities of non-insurance parent and affiliates	(59.5)	(71.4)

	856.9	784.8
Increases (decreases):
Deferred policy acquisition costs	105.8	104.0
Postretirement and pension obligations	(22.1)	(38.2)
Deferred federal income taxes	(33.6)	(38.8)
Fixed maturities at fair value	22.5	16.8
Other, net	6.0	5.6

Stockholders’ equity per accompanying consolidated financial statements	$935.5	834.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2007	2006	2005
Statutory net income of insurance subsidiaries	$129.5	140.1	123.7
Net income (loss) of non-insurance parent and affiliates	0.5	(0.1)	(2.1)

	130.0	140.0	121.6
Increases (decreases):
Deferred policy acquisition costs	1.7	(2.0)	8.5
Postretirement and pension benefit	(12.0)	(11.8)	(7.1)
Deferred federal income taxes	5.4	0.3	2.7
Share-based compensation expense	(5.5)	(6.5)	—
Other, net	(0.5)	0.4	0.2

Net income per accompanying consolidated financial statements	$119.1	120.4	125.9

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

12. Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation plans for employees and non-employee directors under the measurement and recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes (See Note 1k – Share-Based Compensation). For share-based awards granted to the Company’s independent insurance agencies, the Company recognized share-based compensation within its financial statements in accordance with SFAS 123 and related Interpretations.

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

Equity Plan

The 2000 Stock Option Plan provided only for the award of qualified and nonqualified stock options. The Equity Plan now provides for the award of qualified and nonqualified stock options, restricted shares,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan. As of December 31, 2007, a total of 1.1 million common shares were available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2007, 2006 and 2005 were 0.4 million, 0.3 million and 0.4 million, respectively.

The Equity Plan provides for the granting of restricted shares subject to a vesting schedule based on the employee’s continued employment (“Restriction Period”), for which vesting is generally on the third anniversary after the date of grant. The Company recognizes compensation expense based on the number of restricted shares granted at the then grant date fair value over the Restriction Period. Restricted shares granted for 2007 and 2006 were 32,000 and 10,500, respectively, with a weighted average grant date fair value of $29.98 and $31.94, respectively. There were no restricted shares granted prior to January 1, 2006.

A summary of the status of the Company’s non-vested restricted shares and changes for the year ended December 31 is as follows:

	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	10,500	$31.94	—
Granted	32,000	29.98	10,500	$31.94

Outstanding, end of year	42,500	30.46	10,500	31.94

As of December 31, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 2.75 years. No shares vested during the years ended December 31, 2007 and 2006.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2007, a total of 2.4 million common shares have been purchased under this plan. This plan remains in effect until terminated by the board of directors.

Outside Directors Plan

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the Outside Directors RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the Outside Directors RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The Outside Directors RSU Plan automatically terminates on May 31, 2015. The Company accounts for the Outside Directors RSU Plan as a liability plan. There were 11,200 and 9,800 RSUs granted in 2007 and 2006, respectively. There were no RSUs granted by the Company prior to January 1, 2006.

During 2007 and 2006, common shares valued at approximately $9,000 and $60,000, respectively, were distributed by the Company under the Outside Directors RSU Plan. No distributions were made in 2005.

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

Agent Stock Option Plan

The Company has a stock option incentive plan for certain designated independent insurance agencies (“Agent Stock Option Plan”) that represent the Company and its affiliates. The Company has reserved 0.4 million shares of common stock under this plan. As of December 31, 2007, a total of 0.2 million shares were available for issuance under the Agent Stock Option Plan. The plan provides that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten-year term. Stock options granted for the years 2007, 2006 and 2005 were 15,862, 16,452 and 29,505, respectively. The Agent Stock Option Plan terminates May 27, 2008.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during 2007, 2006, and 2005. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

The fair value of the independent agent options granted was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

	2007	2006	2005
Fair value per share	$7.10	16.61	18.24
Dividend yield	2.28%	1.15%	0.99%
Risk free interest rate	3.9%	4.7%	4.3%
Expected volatility factor	33.8%	34.7%	33.6%
Expected life in years	8.5	8.4	6.4

The fair value of share-based awards granted to employees in 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

	2007	2006
Fair value per share	$10.82	12.41
Expected dividend yield	1.46%	1.12%
Risk free interest rate	4.5%	5.1%
Expected volatility factor	33.4%	32.4%
Expected life in years	6.4	6.4

As of December 31, 2007, there was $5.4 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

A summary of the Company’s total stock option activity and related information for these plans for the years ended December 31, follows:

($ millions, except per share amounts)	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2.4	$22.09	2.6	$18.76	2.6	$16.46
Granted	0.4	29.55	0.3	33.49	0.4	26.48
Exercised	(0.1)	15.48	(0.5)	12.35	(0.4)	9.88
Canceled	—	31.91	—	27.14	—	23.34

Outstanding, end of year	2.7	$23.78	2.4	$22.09	2.6	$18.76

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $2.6 million, $11.9 million and $6.0 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0.7 million, $3.2 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of information pertaining to the total options outstanding and exercisable as of December 31, 2007 follows:

($ millions, except per share amounts)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
Less than $10.00	—	2.0	$9.30	—	$9.30
$10.01 – $20.00	1.1	3.5	15.40	1.1	15.40
$20.01 – $30.00	0.9	8.4	27.94	0.3	26.43
Greater than $30.01	0.7	7.4	32.11	0.5	31.60

	2.7	6.0	$23.78	1.9	$21.39

Aggregate intrinsic value for total options outstanding at December 31, 2007 is $12.3 million. Aggregate intrinsic value for total options exercisable at December 31, 2007 is $12.3 million.

Compensation expense recognized during 2007, 2006 and 2005 was $6.0 million, $7.0 million and $0.3, respectively. See Note 1(k) for a discussion of share based compensation expense prior to the adoption of FAS 123(R) on January 1, 2006. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2007, there was $6.1 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

13. Net Earnings Per Common Share

The following table sets forth the compilation of basic and diluted net earnings per common share for the year ended December 31:

($ millions, except per share amounts)	2007	2006	2005
Numerator:
Net earnings for basic net earnings per common share	$119.1	120.4	125.9
Effect of dilutive share-based awards	0.1	—	—

Adjusted net earnings for dilutive net earnings per common share	$119.2	120.4	125.9

Denominator:
Weighted average shares for basic net earnings per common share	41.0	40.9	40.3
Effect of dilutive share-based awards	0.6	0.7	0.8
Adjusted weighted average shares for diluted net earnings per common share	41.6	41.6	41.1

Basic net earnings per common share	$2.90	2.95	3.12
Diluted net earnings per common share	$2.86	2.90	3.06

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price for the year ended December 31:

(in millions)	2007	2006	2005
Number of options	0.7	0.3	0.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

14. Comprehensive Income

A reconciliation of each component of comprehensive income (loss) and the related federal income tax effect for the year ended December 31, is as follows:

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2007:
Net income	$155.3	(36.2)	119.1
Other comprehensive income:
Net unrealized holding loss on investments:
Unrealized holding loss arising during the year	8.1	(2.8)	5.3
Reclassification adjustments for gains realized in net income	(12.1)	4.2	(7.9)

	(4.0)	1.4	(2.6)

Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Net unrecognized benefit plan obligations:
Net actuarial gain arising during period	20.6	(6.9)	13.7
Reclassification adjustments for amortization to net income:
Transition asset	(0.6)	0.2	(0.4)
Net actuarial loss	4.7	(1.9)	2.8
Prior service cost	0.9	(0.3)	0.6

	25.6	(8.9)	16.7

Other comprehensive income	21.5	(7.5)	14.0
Comprehensive income	$176.8	(43.7)	133.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2006:
Net income	$161.7	(41.3)	120.4
Other comprehensive income:
Net unrealized holding gain on investments:
Unrealized holding loss arising during the year	24.7	(8.7)	16.0
Reclassification adjustments for gains realized in net income	(5.6)	2.0	(3.6)

	19.1	(6.7)	12.4
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive income	19.0	(6.7)	12.3

Comprehensive income	$180.7	(48.0)	132.7

2005:
Net income	$172.0	(46.1)	125.9
Other comprehensive loss:
Net unrealized holding loss on investments:
Unrealized holding gains arising during the year	(23.4)	8.3	(15.1)
Reclassification adjustments for gains realized in net income	(5.6)	2.0	(3.6)

	(29.0)	10.3	(18.7)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive loss	(29.1)	10.3	(18.8)

Comprehensive income	$142.9	(35.8)	107.1

15. Reportable Segments

Due to internal reorganization efforts which occurred throughout most of 2006, that included realigning people, processes, systems and compensation programs, the Company changed its significant reportable segments from standard insurance and nonstandard insurance to the new segments described below, effective January 1, 2007. Prior reporting periods have been restated to conform to the new segment presentation

The Company has three significant reportable segments: personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate primarily in the central and eastern United States, excluding New York, New Jersey, and New England states, distributing products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market. The investment operations segment, managed by Stateco, provides investment services for the Company’s invested assets.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides financial information regarding the Company’s reportable segments for the year ended December 31:

($ millions)	2007	2006	2005
Revenues from external customers:
Insurance segments
Personal insurance	$609.6	614.8	641.0
Business insurance	402.0	409.0	409.3

Total insurance segments	1,011.6	1,023.8	1,050.3
Investment operations segment
Net investment income	84.7	83.1	78.7
Net realized gains on investments	12.1	5.6	5.6

Total investment operations segment	96.8	88.7	84.3

All other	5.0	4.9	4.9

Total revenues from external sources	1,113.4	1,117.4	1,139.5

Intersegment revenues:	9.4	9.0	9.0

Total revenues	1,122.8	1,126.4	1,148.5
Reconciling items:
Eliminate intersegment revenues	(9.4)	(9.0)	(9.0)

Total consolidated revenue	$1,113.4	1,117.4	1,139.5

Segment income (loss) before federal income tax:
Insurance segments:
Personal insurance SAP underwriting gain	$47.3	44.9	72.4
Business insurance SAP underwriting gain	40.6	61.5	26.5

Total insurance segments	87.9	106.4	98.9
Investment operations segment:
Net investment income	84.7	83.1	78.7
Net realized gains on investments	12.1	5.6	5.6

Total investment operations segment	96.8	88.7	84.3

All other segments (loss)	(2.6)	(2.3)	(1.1)

Reconciling items:
GAAP adjustments	(17.3)	(21.7)	0.6
Interest expense on corporate debt	(7.6)	(7.4)	(8.8)
Corporate expenses	(1.9)	(2.0)	(1.9)

Total consolidated income before federal income taxes	$155.3	161.7	172.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	December 31
	2007	2006
Segment assets:
Investment operations segment	$2,092.1	$2,011.3

Total segment assets	2,092.1	2,011.3
Reconciling items:
Corporate assets	245.8	243.8

Total consolidated assets	$2,337.9	$2,255.1

Assets attributed to the Investment Operations segment include the “Total investments” and “Cash and cash equivalent” categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

Revenues from external sources for reportable segments include the following products and services for the year ended December 31:

($ millions)	2007	2006	2005
Earned premiums:
Personal insurance:
Standard auto	$357.3	362.1	385.7
Nonstandard auto	42.9	44.8	53.0
Homeowners	186.5	185.2	178.7
Other personal	22.9	22.7	23.6

Total personal insurance earned premiums	609.6	614.8	641.0
Business insurance:
Commercial auto	96.9	100.3	103.2
Commercial multi-peril	86.8	87.5	84.6
Fire & allied lines	83.4	84.2	84.8
Other & product liability	75.5	77.5	76.7
Workers compensation	33.4	33.8	34.4
Other business	26.0	25.7	25.6

Total business insurance earned premiums	402.0	409.0	409.3

Total earned premiums	1,011.6	1,023.8	1,050.3
Investment operations:
Net investment income	84.7	83.1	78.7
Realized gains	12.1	5.6	5.6

Total investment operations	96.8	88.7	84.3

Total revenues from significant reportable segments	$1,108.4	1,112.5	1,134.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

16. Quarterly Financial Data (unaudited)

($ millions, except per share amounts)	2007
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$275.5	278.7	280.9	278.3
Income before federal income taxes	40.9	28.8	28.6	57.0
Net income	30.9	23.3	23.2	41.7
Net earnings per common share:
Basic	$0.75	0.57	0.56	1.02
Diluted	$0.74	0.56	0.55	1.01

($ millions, except per share amounts)	2006
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$276.8	280.0	279.6	281.0
Income (loss) before federal income taxes	56.7	(0.2)	42.4	62.8
Net income	40.2	4.1	31.2	44.9
Net earnings per common share:
Basic	$0.99	0.10	0.76	1.10
Diluted	$0.97	0.10	0.75	1.08

17. Contingencies

The Company’s insurance subsidiaries are involved in litigation and may become involved in potential litigation arising in the ordinary course of business. Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in the policies at December 31, 2007. In the opinion of management, the effects, if any, of such litigation and published court decisions are not expected to be material to the consolidated financial statements.

18. Subsequent Event (unaudited)

Effective January 1, 2008, the Pooling Arrangement, described in Note 6a, was further amended to add Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”) and Beacon National as participants and the middle market business of State Auto Mutual and Meridian Security to the pool. Patrons Mutual and Litchfield are affiliate companies of State Auto Mutual. Concurrently with the addition of the three companies, certain individual participant percentages of State Auto Mutual and its subsidiaries and affiliates were adjusted but continue to maintain an overall 20% participation percentage; STFC’s insurance subsidiaries will maintain its 80% participation percentage.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

In conjunction with the Pooling Arrangement amendment, the STFC Pooled Companies will receive approximately $92.0 million in cash, for additional net insurance liabilities assumed on January 1, 2008. All parties that participate in the Pooling Arrangement, effective January 1, 2008, have an A.M. Best rating of A+ (Superior). The following table presents an estimate of the impact on the Company’s balance sheet at January 1, 2008, for additional net insurance liabilities.

($ millions)
Losses and loss expense payable	$51.3
Unearned premiums	53.6
Deferred policy acquisition costs	(12.9)

Net cash received	$92.0

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

4.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in our 2008 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of our Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 3, 2008, the members of our Audit Committee were Richard K. Smith, David J. D’Antoni, David R. Meuse, Thomas E. Markert and Paul S. Williams. Mr. Smith is Chairman of our Audit Committee. Our Board of Directors has determined that Mr. Smith is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in our 2008 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2007 annual meeting of stockholders.

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics has been posted on our website at www.stfc.com under “Investors” then “Corporate Governance.” Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our website described above within four business days following its occurrence.

Item 11. Executive Compensation

Our 2008 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Directors and Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report”. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in our 2008 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2008 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for each of the three years in the period ended December 31, 2007

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Notes to Consolidated Financial Statements

(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2007, 2006 and 2005 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

Schedule Number	Schedule

I.	Summary of Investments—Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (e) therein)

10.03*	1991 Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.04*	Amendment Number 1 to the 1991 Stock Option Plan	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.05*	Amendment Number 2 to the 1991 Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.06*	Amendment No. 3 to 1991 Stock Option Plan Effective January 1, 2001	Form 10-Q Quarterly Report for the period ended September 30, 2003 (see 10.01) therein)

10.07*	1991 Directors’ Stock Option Plan	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.08*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

10.09*	Second Amendment to 1991 Directors’ Stock Option Plan	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.10*	2000 Directors Stock Option Plan	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.11*	First Amendment to 2000 Directors Stock Option Plan	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.12*	Second Amendment to 2000 Directors Stock Option Plan	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.13*	Third Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.14*	Fourth Amendment to 2000 Directors Stock Option Plan	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

10.15*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.16	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.17	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.18	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.18 therein)

10.19	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.20	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.21

Investment Management Agreement dated March 29, 2007, between Stateco Financial Services, Inc. and Beacon National Insurance Company, First Preferred Insurance Company, Petrolia Insurance Company and Beacon Lloyds Insurance Company

Form 10-Q Quarterly Report for the period ended March 31, 2007 (see Exhibit 10.63 therein)

10.22

Amended and Restated Investment Management Agreement dated as of December 31, 2007, among Stateco Financial Services, Inc. and Patrons Mutual Insurance Company of Connecticut, Patrons Fire Insurance Company of Rhode Island, and Provision State Insurance Company

Included herein

10.23	Amended and Restated Investment Management Agreement dated as of December 31, 2007, between Stateco Financial Services, Inc. and Litchfield Mutual Fire Insurance Company	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.24	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(OO) therein)

10.25

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, an Ohio corporation, State Auto Property and Casualty Insurance Company, a South Carolina corporation and Midwest Security Insurance (nka State Auto Insurance Company of Wisconsin), a Wisconsin corporation

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.26

Management and Operations Agreement, Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC

Form 10-Q Quarterly Report for the period ended March 31, 2005 (see Exhibit 10.56 therein)

10.27

First Amendment to Management and Operations Agreement Amended and Restated as of January 1, 2005, by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC, State Auto Florida Insurance Company, Beacon National Insurance Company, Beacon Lloyds, Inc., Beacon Lloyds Insurance Company, First Preferred Insurance Company, and Petrolia Insurance Company, made as of April 1, 2007

Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 66.67 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.28

Inter-Company Expense Agreement (dated as of June 18, 2001), including First Amendment (dated as of September 30, 2002) and Second Amendment (dated as of December 14, 2007), thereto, among Patrons Fire Insurance Company of Rhode Island, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Included herein

10.29

Inter-Company Expense Agreement (dated as of January 12, 2001), including First Amendment (dated as of September 30, 2002) and Second Amendment (dated as of December 14, 2007) thereto among Litchfield Mutual Fire Insurance Company, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Included herein

10.30

Inter-Company Expense Agreement (dated as of June 18, 2001), including First Amendment (dated as of December 14, 2007) thereto among Provision State Insurance Company, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company

Included herein

10.31

Management Services Agreement (dated as of August 30, 1996), including First Amendment (dated as of December 14, 2007) thereto among Patrons Fire Insurance Company of Rhode Island, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Included herein

10.32

Management Services Agreement (dated as of August 26, 1998), including First Amendment (dated as of December 14, 2007) thereto among Litchfield Mutual Fire Insurance Company, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.33

Property Catastrophe Overlying Excess of Loss Reinsurance Contract (effective July 1, 2006) among State Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company and State Auto Property and Casualty Insurance Company

Form 10-Q Quarterly Report for the period ended September 30, 2006 (see Exhibit 10.69 therein)

10.34

Property Catastrophe Overlying Excess of Loss Reinsurance Contract (effective July 1, 2007) among State Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company, Beacon National Insurance Company, First Preferred Insurance Company, Petrolia Insurance Company, Beacon Lloyds Insurance Company and State Auto Property and Casualty Insurance Company

Included herein

10.35

Endorsement No. 1 to the Property Catastrophe Overlying Excess of Loss Reinsurance Contract (effective July 1, 2007) among State Automobile Mutual Insurance Company, Milbank Insurance Company, State Auto National Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, State Auto Florida Insurance Company, Beacon National Insurance Company, First Preferred Insurance Company, Petrolia Insurance Company, Beacon Lloyds Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Patrons Fire Insurance Company of Rhode Island, Provision State Insurance Company and State Auto Property and Casualty Insurance Company

Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.36

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin,

Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company

Form 10-K Annual Report for the year ended December 31, 2004 (see Exhibit 10.55 therein)

10.37

First Amendment to the Reinsurance Pooling Agreement Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company, made as of April 1, 2007

Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.66 therein)

10.38

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2008 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, and Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company and Beacon National Insurance Company

Included herein

10.39	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.40	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.41	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1/4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.42	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.43

Credit Agreement dated as of July 12, 2007, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as lenders, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender

Form 8-K current Report filed on July 17, 2007 (see Exhibit 10.1 therein)

10.44*

Employment Agreement dated as of March 2, 2006, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.26 therein)

10.45*

Amendment to Employment Agreement dated as of January 24, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2006 (see Exhibit 10.24 therein)

10.46*	Executive Agreement dated as of March 2, 2006, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.29 therein)

10.47*

Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.69 therein)

10.48*	Amended and Restated Executive Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.70 therein)

10.49*

Employment Agreement made as of May 10, 2007, and effective as of January 1, 2007, among BroadStreet Capital Partners, Inc., State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Richard L. Miley

Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.68 therein)

10.50*	Retention Agreement dated as of February 9, 2004, between State Auto Property & Casualty Insurance Company and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2007 (see Exhibit 10.61 therein)

10.51*	Retention Agreement dated as of May 3, 2004, between State Auto Property & Casualty Insurance Company and Steven R. Hazelbaker	Form 10-Q Quarterly Report for the period ended March 31, 2007 (see Exhibit 10.62 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.52*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.53*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.49 therein)

10.54*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of October 4, 2007, between State Auto Financial Corporation and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.71 therein)

10.55*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.56*

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.57*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.58*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.59*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.60*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.61*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.62*	Amended and Restated SERP of State Auto Mutual effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.63*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.64*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.65*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.66*	First Amendment to the state Auto Insurance Companies Amended and restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.67*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.68*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.69*	State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.62 therein)

10.70*	First Amendment to the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of November 22, 2002)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.63 therein)

10.71*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, and State Auto Property and Casualty Insurance Company regarding the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.64 therein)

10.72*	Form of State Auto Property & Casualty Insurance Company’s Incentive Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.65 therein)

10.73*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.74*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney – Robert P Restrepo, Jr., David J D’Antoni, David R. Meuse, S. Elaine Roberts, Richard K. Smith, Alexander B. Trevor and Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 24.01 therein)

24.02	Powers of Attorney – Robert E. Baker and Thomas E. Markert	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS

The exhibits included with this Form 10-K, as indicated in Item 15(a) (3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a) (2), follow the signatures to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 14, 2008	/s/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2008

/s/ STEVEN E. ENGLISH Steven E. English	Vice President and Chief Financial Officer (principal financial officer)	March 14, 2008

/s/ CYNTHIA A. POWELL Cynthia A. Powell	Vice President and Treasurer (principal accounting officer)	March 14, 2008

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 14, 2008

ROBERT E. BAKER* Robert E. Baker	Director	March 14, 2008

THOMAS E. MARKERT* Thomas E. Markert	Director	March 14, 2008

DAVID R. MEUSE* David R. Meuse	Director	March 14, 2008

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 14 2008

RICHARD K. SMITH* Richard K. Smith	Director	March 14, 2008

ALEXANDER B. TREVOR* Alexander B. Trevor	Director	March 14, 2008

PAUL S. WILLIAMS* Paul S. Williams	Director	March 14, 2008

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ STEVEN E. ENGLISH Steven E. English	Attorney in Fact	March 14, 2008

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2007

($ millions)
Type of Investments	Cost (1)	Value	Amount at which shown in the balance sheet
Available-for-Sale
Fixed maturities:
Bonds:
U.S. Treasury securities & obligations	$90.9	$93.0	$93.0
States & political subdivisions	1,432.7	1,452.0	1,452.0
Corporate securities	10.7	11.0	11.0
Mortgage-backed securities of U.S. government agencies	188.6	189.4	189.4

Total fixed maturities	1,722.9	1,745.4	1,745.4

Equity securities:
Common stocks:
Consumer	65.2	81.6	81.6
Technologies	24.7	29.9	29.9
Pharmaceuticals	8.5	8.8	8.8
Financial services	35.6	42.8	42.8
Manufacturing & other	76.2	91.1	91.1

Total equity securities	210.2	254.2	254.2
Other Invested Assets	20.1	20.3	20.3

Total Available for Sale	1,953.2	2,019.9	2,019.9
Other invested assets	0.6	1.3	21.6

Total investments	$1,953.8	$2,021.2	$2,021.2

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

($ millions)	December 31
	2007	2006
ASSETS

Fixed maturities, available for sale, at fair value	$-	1.0
Equity securities, available for sale, at fair value	0.9	10.0
Investments in common stock of subsidiaries (equity method)	1,009.3	920.9
Other invested assets,	1.7	1.5
Cash and cash equivalents	36.3	12.3
Other assets	2.1	1.9
Current federal income tax	3.4	6.3
Net deferred federal income tax	4.1	2.0

Total assets	$1,057.8	955.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable (affiliates $15.5 and $15.5, respectively)	118.0	118.4
Due to affiliates	1.3	0.7
Accrued expenses	3.0	2.6

Total liabilities	122.3	121.7

STOCKHOLDERS’ EQUITY
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	-	-
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	-	-
Common stock, without par value. Authorized 100.0 shares; 46.0 and 45.7 issued, respectively, at stated value of $2.50 per share	115.0	114.3
Less Treasury Stock, 5.5 and 4.7 shares, respectively, at cost	(81.0)	(58.1)
Additional paid-in capital	98.2	87.3
Accumulated other comprehensive loss	(3.3)	(17.3)
Retained earnings	806.6	708.0

Total stockholders’ equity	935.5	834.2

Total liabilities and stockholders’ equity	1,057.8	955.9

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Income

	Year ended December 31
($ millions)	2007	2006	2005
Net Investment income	$1.4	1.4	1.1
Net realized gain on investments	1.5	0.1	-

Total revenue	2.9	1.5	1.1

Interest expense (affiliate $1.5, $1.5, and $2.8, respectively)	7.6	7.4	8.8
Other operating expenses	3.7	3.2	3.2

Total expenses	11.3	10.6	12.0

Loss before federal income taxes	(8.4)	(9.1)	(10.9)

Federal income tax benefit	(4.4)	(4.8)	(3.3)

Net loss before equity in net income of subsidiaries	(4.0)	(4.3)	(7.6)

Equity in net income of subsidiaries	123.1	124.7	133.5

Net income	$119.1	120.4	125.9

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$119.1	120.4	125.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, net	0.2	(0.2)	0.1
Share-based compensation	0.3	0.4	0.6
Net realized gain on investments	1.3	(0.1)	-
Equity in net income from consolidated subsidiaries	(123.1)	(124.7)	(133.5)
Changes in operating assets and liabilities:
Accrued expenses and due to affiliates	0.8	-	1.0
Other assets	(0.8)	0.1	(0.3)
Excess tax benefits on share-based awards	0.4	(0.1)	-
Federal income taxes	(7.3)	(6.2)	1.9

Net cash used in operating activities	(9.1)	(10.4)	(4.3)

Cash flows from investing activities:
Capitalization of subsidiary	3.7	4.4	(1.5)
Dividends received from consolidated subsidiaries	57.5	7.1	47.6
Purchase fixed maturities	(2.0)	(2.0)	(9.0)
Purchase equity securities	(0.6)	(3.9)	(1.9)
Purchase other invested assets	(0.4)	(0.1)	-
Maturities of fixed maturities	3.0	14.0	2.6
Sale of fixed maturities	-	-	3.9
Sale of equity securities	9.9	3.2	1.7
Disposal of fixed assets	-	-	0.3

Net cash provided by investing activities	71.1	22.7	43.7

Cash flows from financing activities:
Net proceeds from sale of common stock	4.3	7.4	4.1
Payments to acquire treasury shares	(22.1)	-	-
Repayment of debt	-	-	(45.5)
Payment of dividends	(20.5)	(15.4)	(8.6)
Excess tax benefits on share-based awards	0.3	0.1	-

Net cash used in financing activities	(38.0)	(7.9)	(50.0)

Net increase (decrease) in cash and invested cash	24.0	4.4	(10.6)
Cash and cash equivalents at beginning of year	12.3	7.9	18.5

Cash and cash equivalents at end of year	$36.3	12.3	7.9

Supplemental Disclosures:
Cash received for federal income taxes	$6.3	5.3	5.1

Cash paid for interest	$7.8	7.7	9.0

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2007, 2006, and 2005

($ millions)
Segment	Deferred policy acquisition cost(1)	Future benefits, claims and losses(2)	Unearned premiums(1)	Other claims and benefits payable	Premium revenue
Year ended December 31, 2007:
Personal insurance segment		$249.6		-	$609.6
Business insurance segment		397.5		-	402.0
Investment operations segment		-			-

Total	$105.8	$647.1	$436.0		$1,011.6

Year ended December 31, 2006:
Personal insurance segment		$258.1		-	$614.8
Business insurance segment		402.9		-	409.0
Investment operations segment		-			-

Total	$104.0	$661.0	$428.8	-	$1,023.8

Year ended December 31, 2005:
Personal insurance segment		$285.5		-	$641.0
Business insurance segment		425.9		-	409.3
Investment operations segment		-			-

Total	$106.0	$711.4	$432.9	-	$1,050.3

Segment	Net investment income	Benefits, losses and settlement expenses(3)	Amort. of deferred policy acquisition costs(1)	Other operating expenses(1)	Premiums written
Year ended December 31, 2007:
Personal insurance segment	$-	$378.4			$615.1
Business insurance segment	-	207.2			404.7
Investment operations segment	84.7	-	-		-

Total	84.7	$585.6	$242.7	$105.2	$1,019.8

Year ended December 31, 2006:
Personal insurance segment	$-	$389.6			$612.8
Business insurance segment	-	192.4			406.7
Investment operations segment	83.1	-	-		-

Total	83.1	$582.0	$248.1	$99.9	$1,019.5

Year ended December 31, 2005:
Personal insurance segment	$-	$383.7			$650.9
Business insurance segment	-	230.2			418.6
Investment operations segment	78.7	-	-		-

Total	78.7	$613.9	$251.8	$81.1	$1,069.5

(1)	Deferred policy acquisition costs, unearned premiums, amortization of deferred policy acquisition costs, and other operating expense are not allocated to a segment for internal reporting purposes.
(2)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(3)	Benefits, losses and settlement expense are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2007, 2006, and 2005

($ million, except percentages)
	Ceded to			Assumed from		Net Amount	Percentage of amount
	Gross Amount	Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)		assumed to net(2)
Year ended December 31, 2007:
Property-casualty earned premiums	$751.0	$18.8	$695.7	$6.5	$968.6	$1,011.6	0.6%

Year ended December 31, 2006:
Property-casualty earned premiums	743.1	17.6	687.8	7.1	979.0	1,023.8	0.7%

Year ended December 31, 2005:
Property-casualty earned premiums	746.9	16.4	683.4	6.1	997.1	1,050.3	0.6%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.