Form 10-Q
period 2008-03-31
State Auto Financial CORP
filed 2008-05-07
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☐    No  ☒

On May 2, 2008, the Registrant had 39,660,132 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2008

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2008 (unaudited)	December 31 2007 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,768.1 and $1,722.9, respectively)	$1,778.9	1,745.4
Equity securities, available-for-sale, at fair value (cost $197.3 and $210.2, respectively)	226.2	254.2
Other invested assets, available-for-sale, at fair value (cost $28.5 and $20.1, respectively)	27.7	20.3
Other invested assets	1.2	1.3

Total investments	2,034.0	2,021.2
Cash and cash equivalents	138.4	70.9
Accrued investment income and other assets	46.8	42.1
Deferred policy acquisition costs	117.3	105.8
Pension asset	1.3	2.7
Reinsurance recoverable on losses and loss expenses payable (affiliates $1.2 and $1.2, respectively)	11.0	11.2
Prepaid reinsurance premiums (affiliates none)	6.6	6.0
Due from affiliate	—	19.4
Net deferred federal income taxes	57.5	46.1
Property and equipment, at cost (net of accumulated depreciation of $5.8 and $5.6, respectively)	12.4	12.5

Total assets	$2,425.3	2,337.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $322.9 and $257.2, respectively)	$750.4	658.3
Unearned premiums (affiliates $168.1 and $119.5, respectively)	483.0	436.0
Notes payable (affiliates $15.5 and $15.5, respectively)	117.9	118.0
Postretirement and pension benefits	124.6	125.2
Current federal income taxes	0.6	7.8
Other liabilities	46.5	57.1
Due to affiliate	19.9	—

Total liabilities	1,542.9	1,402.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.1 and 46.0 shares issued, respectively, at stated value of $2.50 per share	115.2	115.0
Treasury stock, 6.3 and 5.5 shares, respectively, at cost	(102.4)	(81.0)
Additional paid-in capital	101.4	98.2
Accumulated other comprehensive loss	(17.5)	(3.3)
Retained earnings	785.7	806.6

Total stockholders’ equity	882.4	935.5

Total liabilities and stockholders’ equity	$2,425.3	2,337.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2008	2007
Earned premiums (ceded to affiliates $173.3 and $172.6, respectively)	$279.2	251.9
Net investment income	22.4	21.3
Net realized (losses) gains on investments	(1.8)	1.1
Other income (affiliates $0.8 and $0.8, respectively)	1.2	1.2

Total revenues	301.0	275.5

Losses and loss expenses (ceded to affiliates $136.9 and $97.6, respectively)	214.6	143.0
Acquisition and operating expenses	96.4	87.0
Interest expense (affiliates $0.3 and $0.4, respectively)	1.9	1.9
Other expenses	3.1	2.8

Total expenses	316.0	234.7

(Loss) income before federal income taxes	(15.0)	40.8

Federal income tax (benefit) expense	(2.5)	10.0

Net (loss) income	$(12.5)	$30.8

(Loss) earnings per common share:
Basic	$(0.31)	0.75

Diluted	$(0.31)	0.74

Dividends paid per common share	$0.15	0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2008	2007
Cash flows from operating activities:
Net (loss) income	$(12.5)	30.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	2.7	2.6
Share-based compensation	2.0	1.2
Net realized losses (gains) on investments	1.8	(1.1)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	1.3	1.8
Accrued investment income and other assets	(4.9)	(0.5)
Postretirement and pension benefits (assets)	4.8	4.7
Other liabilities and due to/from affiliates, net	17.3	4.6
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.2)	0.5
Losses and loss expenses payable	40.6	(8.0)
Unearned premiums	(6.6)	(4.2)
Excess tax benefits on share based awards	0.1	—
Federal income taxes	(11.3)	2.2
Cash provided from Pooling Arrangement Amendment effective January 1, 2008	92.0	—

Net cash provided by operating activities	127.1	34.6

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(89.0)	(119.1)
Purchases of equity securities – available-for-sale	(10.5)	(22.3)
Purchases of other invested assets	(8.6)	(0.4)
Maturities, calls and pay downs of fixed maturities – available-for-sale	19.3	20.2
Sales of fixed maturities – available-for-sale	33.9	112.6
Sales of equity securities – available-for-sale	21.1	19.2
Sales of other invested assets	0.3	1.1
Net additions of property and equipment	(0.1)	(0.2)

Net cash (used in) provided by investing activities	(33.6)	11.1

Cash flows from financing activities:
Proceeds from issuance of common stock	0.6	0.2
Payments to acquire treasury shares	(20.7)	—
Excess tax benefits on share based awards	0.1	0.1
Payment of dividends	(6.0)	(4.1)

Net cash used in financing activities	(26.0)	(3.8)

Net increase in cash and cash equivalents	67.5	41.9
Cash and cash equivalents at beginning of period	70.9	73.4

Cash and cash equivalents at end of period	$138.4	115.3

Supplemental disclosures:
Interest paid (affiliates $0.4)	$0.4	0.4

Federal income taxes paid	$7.3	7.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2007 Form 10-K.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement was not effective until fiscal years ended after December 15, 2008. The Company adopted the recognition and disclosures provision on December 31, 2006. Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no new requirements for additional fair-value measures in financial statements. The Company adopted the provisions of SFAS 157, on January 1, 2008 and there was no impact on the Company’s financial statements. See Note 2 for interim period required disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

Pending Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company is currently assessing the impact of this new guidance and plans to adopt this guidance effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all entities that have derivatives within the scope of SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of this new guidance and plans to adopt this guidance effective January 1, 2009.

2. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was issued by the FASB in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157’s definition of fair value focuses on the price that would be received to sell an asset or paid to transfer a liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

SFAS 157 establishes a fair value hierarchy that categorizes the inputs to valuation techniques that are used to measure fair value into three levels:

Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1 and it includes valuation techniques which use prices for similar assets and liabilities.

Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Valuation of Available-for Sale Investments

The Company utilizes a pricing service and employs other processes and control procedures in developing its fair value estimates. The Company’s processes and control procedures are designed to ensure the values are accurately recorded, that the data and the valuation methods utilized are appropriate and consistently applied and that the assumptions are reasonable and representative of fair value. For investments that have quoted market prices in active markets, the Company uses quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives quoted market prices from an independent third party nationally recognized pricing service. When quoted market prices are unavailable, the pricing service consolidates market transactions and other key valuation model inputs from multiple sources and provides pricing information in the form of a single fair value for each security. The fair value estimates provided from the pricing service are included in the amount disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.

Fixed Maturities

The Company utilizes the pricing service and other procedures to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. The pricing service prepares estimates of fair value using proprietary pricing applications (matrix pricing) when quoted prices in active markets for identical assets are not available. (Most fixed maturities do not have a quoted price available since they do not trade on a daily basis.) Inputs to the applications include but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The pricing service will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If this information is not available the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, however the Company would also have to make assumptions for market based inputs that are unavailable due to market conditions.

The fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. All estimates of fair value for fixed maturities priced by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.

The Company holds one fixed maturity security for which the Company estimates the fair value of this security using the present value of the future cash flows. Due to the limited amount of observable market information, the Company includes the fair value estimates for this security in Level 3.

Equities

The fair values of our equity securities are based on observable market quotations for identical assets and are priced by the same pricing service discussed above. All equity securities are recorded using unadjusted market quotes and have been disclosed in Level 1.

Other invested assets

Other invested assets managed by third party investment managers are based on values provided to the Company by such managers based on operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3. The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its estimates for these publicly-traded mutual funds reasonably reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2008:

	Fair Value Measurements at March 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,778.9	—	1,776.8	2.1
Equity securities	226.2	226.2	—	—
Other invested assets	27.7	4.3	—	23.4

Total	$2,032.8	230.5	1,776.8	25.5

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter, a reconciliation of the beginning and ending balances, separately for each major category of assets is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fixed maturities	Other invested assets
Beginning balance	$2.1	16.3
Total gains or losses (realized)	—	—
Included in other comprehensive income (Total gains or losses unrealized)	—	(0.9)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Ending balance	$2.1	23.4

3. Reinsurance

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company, Milbank Insurance Company, Farmers Casualty Insurance Company, and State Auto Insurance Company of Ohio, (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, State Auto Florida Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company, Patrons Mutual Insurance Company of Connecticut, and Litchfield Fire Mutual Insurance Company (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.”

As of January 1, 2008, the Pooling Arrangement was changed to add Beacon National, Patrons Mutual and Litchfield as participants and to add the middle market business of State Auto Mutual and Meridian Security to the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

In conjunction with the Pooling Arrangement amendment, the STFC Pooled Companies received $92.0 million in cash, for additional net insurance liabilities assumed on January 1, 2008. The following table presents the impact on the Company’s balance sheet on January 1, 2008, relative to the additional net insurance liabilities assumed on this date.

($ millions)
Losses and loss expense payable	$51.3
Unearned premiums	53.6
Deferred policy acquisition costs	(12.9)

Net cash received	$92.0

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended March 31
	2008	2007
Premiums earned:
Assumed from non-affiliates	$1.1	1.5
Assumed under State Auto Pool and other affiliate arrangements	268.4	241.2
Ceded to non-affiliates	(4.7)	(4.5)
Ceded under State Auto Pool and other affiliate arrangements	(173.3)	(172.6)

Net assumed premiums earned	$91.5	65.6

Losses and loss expenses incurred:
Assumed from non-affiliates	$0.4	(0.5)
Assumed under State Auto Pool and other affiliate arrangements	204.2	135.4
Ceded to non-affiliates	(0.6)	(0.9)
Ceded under State Auto Pool and other affiliate arrangements	(136.9)	(97.6)

Net assumed losses and loss expenses incurred	$67.1	36.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies pension and postretirement benefit plans:

($ millions)	Three months ended March 31
	Pension		Postretirement
	2008	2007	2008	2007
Service cost	$2.2	2.3	$1.3	1.4
Interest cost	3.4	3.1	1.9	1.8
Expected return on plan assets	(4.8)	(4.5)	—	—
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of transition assets	(0.2)	(0.2)	—	—
Amortization of net loss	0.7	1.0	—	0.2

Net periodic cost	$1.4	1.8	$3.3	3.5

The Company expects to contribute approximately $12.0 million to its pension plan in 2008. As of March 31, 2008, this contribution had not been made.

5. Share-Based Compensation

The Company maintains share-based compensation plans for its key employees and outside, or non-employee, directors. The share-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”).

Equity Plan

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan during the three months ended March 31, 2008 and 2007 were 0.4 million and 0.0 million, respectively.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted to employees during 2008. No options were granted in during the three months ended March 31, 2007.

2008
Fair value per share	$8.05
Expected dividend yield	2.32%
Risk free interest rate	3.2%
Expected volatility factor	32.73%
Expected life in years	7.75

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

As of March 31, 2008, there was $7.5 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 3 years.

Aggregate intrinsic value for total options outstanding at March 31, 2008 is $16.8 million. Aggregate intrinsic value for total options exercisable at March 31, 2008 is $15.3 million. Compensation expense recognized during the three months ended March 31, 2008 and 2007 was $1.9 million and $1.2 million, respectively.

6. (Loss) earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended March 31
	2008	2007
Numerator:
Net (loss) income for basic earnings per share	$(12.5)	30.8

Denominator:
Basic weighted average shares outstanding	40.3	41.1
Effect of dilutive share-based awards	—	0.7

Diluted weighted average shares outstanding	40.3	41.8

Basic (loss) earnings per share	$(0.31)	0.75

Diluted (loss) earnings per share	$(0.31)	0.74

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been anti-dilutive:

(number of options in millions)	Three months ended March 31
	2008	2007
Number of options	—	0.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related tax for the three months ended March 31, 2008 and 2007 are as follows:

($ millions)	Three months ended March 31
	2008	2007
Net (loss) income	$(12.5)	30.8
Other comprehensive (loss) income:
Change in unrealized holding gains on investments, net of tax	(18.1)	(2.3)
Amortization of gain on derivative used in cash flow hedge	—	(0.1)
Amortization of unrecognized benefit obligations, net of tax	0.4	0.1

Other comprehensive (loss) income	(17.7)	(2.3)

Comprehensive (loss) income	$(30.2)	28.5

8. Segment Information

The Company has had three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through our independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. The Company’s investable assets, the investment operations segment, are managed by Stateco Financial Services, Inc a wholly owned subsidiary. The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities.

The Company evaluates the performance of its insurance segments using industry financial measurements determined based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net premiums written. The most significant difference between SAP and Generally Accepted Accounting Principles (“GAAP”) is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period the premium is earned. The investment operations segment is evaluated based on investment returns of assets managed by Stateco.

Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the three months ended March 31:

($ millions)	Three months ended March 31
	2008	2007
Revenues from external sources:
Insurance segments
Personal insurance	$165.2	151.6
Business insurance	114.0	100.3

Total insurance segments	279.2	251.9
Investment operations segment
Net investment income	22.4	21.3
Net realized (losses) gains on investments	(1.8)	1.1

Total investment operations segment	20.6	22.4

All other	1.2	1.2

Total revenues from external sources	301.0	275.5

Intersegment revenues	2.4	2.3

Total revenues	303.4	277.8
Reconciling items:
Eliminate intersegment revenues	(2.4)	(2.3)

Total consolidated revenues	$301.0	275.5

Segment (loss) income before federal income tax:

Insurance segments:
Personal insurance SAP underwriting (loss) gain	$(17.4)	16.9
Business insurance SAP underwriting (loss) gain	(22.0)	10.7

Total insurance segments	(39.4)	27.6
Investment operations segment:
Net investment income	22.4	21.3
Net realized (losses) gains on investments	(1.8)	1.1

Total investment operations segment	20.6	22.4

All other segments loss	(0.5)	(0.7)

Reconciling items:
GAAP adjustments	6.8	(6.2)
Interest expense on corporate debt	(1.9)	(1.9)
Corporate expenses	(0.6)	(0.4)

Total consolidated (loss) income before federal income taxes	$(15.0)	40.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the quarters ended March 31:

	Three months ended March 31
	2008	2007
Earned Premiums:
Personal Insurance:
Standard auto	$93.5	88.7
Nonstandard auto	10.8	10.7
Homeowners	53.9	46.5
Other personal	7.0	5.7

Total personal insurance earned premiums	165.2	151.6
Business Insurance:
Commercial auto	27.8	24.4
Commercial multi-peril	24.8	21.8
Fire & allied lines	23.6	20.8
Other and product liability	20.5	19.0
Workers’ compensation	10.3	8.1
Other business	7.0	6.2

Total business insurance earned premiums	114.0	100.3

Total earned premiums	279.2	251.9

Investment operations:
Net investment income	22.4	21.3
Net realized (losses) gains	(1.8)	1.1

Total investment operations	20.6	22.4

Total revenues from significant reportable segments	$299.8	274.3

Investable assets attributable to our investment operations segment totaled $2,172.4 million at March 31, 2008 and $2,092.1 million at December 31, 2007.

9. Contingencies and Litigation

The Company’s insurance subsidiaries are involved in a number of lawsuits, and may become involved in other potential litigation, arising in the ordinary course of business. Generally, the involvement of an insurance subsidiary in a lawsuit involves defending third-party claims brought against its insureds (in its role as liability insurer) or as a principal of surety bonds and defending policy coverage claims brought against the insurance subsidiary. All lawsuits relating to such insurance claims are considered by the Company in establishing the Company’s loss and loss adjustment expense reserves.

In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on its consolidated financial position or results of operations.

Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in their insurance policies at March 31, 2008. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its financial position or results from operations.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2008 and December 31, 2007, and for the consolidated statements of income for the three-month periods ended March 31, 2008 and 2007. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2007 (the “2007 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2007 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2007 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners insurance to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. Our investable assets, the investment operations segment, are managed by our subsidiary Stateco Financial Services, Inc (“Stateco”). The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities. Financial information about our segments is set forth in Note 8 of our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), and State Auto Insurance Company of Ohio (“SA Ohio”), (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”) (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.” The State Auto Pool has an A.M. Best rating of A+ (Superior).

As of January 1, 2008, the Pooling Arrangement was changed (the “Pooling Change”) to add Beacon National, Patrons Mutual and Litchfield as participants and to add the middle market business of State Auto Mutual and Meridian Security to the Pooling Arrangement (collectively referred to as the “New Pool Business”). In conjunction with the Pooling Change, the STFC Pooled Companies received $92.0 million in cash related to the additional net insurance liabilities assumed on January 1, 2008.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table presents the impact on our balance sheet on January 1, 2008, relating to the Pooling Change:

($ millions)
Losses and loss expense payable	$51.3
Unearned premiums	53.6
Deferred policy acquisition costs	(12.9)

Net cash received	$92.0

The following table sets forth a chronology of the participants and participation percentages for the Pooling Arrangement for 2007 and for the first quarter of 2008:

	2007	2008
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0

Subtotal	80.0	80.0

Mutual Pooled Companies:
State Auto Mutual	19.5	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	N/A	0.0
Patrons Mutual	N/A	0.4
Litchfield	N/A	0.1

Subtotal	20.0	20.0

The Pooled Companies and State Auto National Insurance Company (“SA National”) are collectively referred to herein as the “State Auto Group.”

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement was not effective until fiscal years ended after December 15, 2008. The Company adopted the recognition and disclosures provision on December 31, 2006. Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The statement imposes no new requirements for additional fair-value measures in financial statements. The Company adopted the provisions of SFAS 157, on January 1, 2008 and there was no impact on the Company’s financial statements. See the discussion below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This statement is effective for the first fiscal year that begins after November 15, 2007. The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

RESULTS OF OPERATIONS

We recognized a net loss of $12.5 million for the three-month period ended March 31, 2008 compared to net income of $30.8 million for the same 2007 period. The first quarter net loss was attributable to significant catastrophe storm losses as well as an increase in loss activity within our core loss results. Our GAAP loss and loss expense ratio for the first quarter 2008 increased to 76.8% from 56.8% in the same 2007 period.

The following table summarizes certain key performance metrics for first quarters 2008 and 2007 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2008	2007
Total revenue	$301.0	275.5
Net (loss) income	$(12.5)	30.8
Stockholders’ equity	$882.4	860.2
Book value per share	$22.18	20.94
Loss and LAE ratio(1)	76.8%	56.8%
Expense ratio(1)	34.5%	34.5%
Combined ratio(1)	111.3%	91.3%
Catastrophe loss and LAE points	12.5	3.2
Premium written growth(2)	31.4%	(0.6%)
Premium earned growth	10.8%	(1.6%)
Investment yield	4.2%	4.3%

	Three months ended March 31
SAP Basis:	2008	2007
Loss and LAE ratio(3)	76.4%	56.3
Expense ratio(3)	32.4%	33.3
Combined ratio(3)	108.8%	89.6
Net premiums written to surplus(4)	1.2	1.1

(1)	Defined below.
(2)	21.6 points of the percentage increase for 2008 related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.
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

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Insurance Segments

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments. The more common financial measures used are loss and LAE ratios, underwriting expense ratio, combined ratio, net premiums written and net premiums earned. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. When the combined ratio is less than 100%, the insurer is operating at an underwriting gain and when it is greater than 100%, the insurer is operating at an underwriting loss. Underwriting gain (loss) is determined by subtracting from net earned premiums, losses and loss expenses and underwriting expenses.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies – Deferred Acquisition Costs” included in Item 7 of our 2007 Form 10-K. The “GAAP combined ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums).

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting gain or loss and SAP combined ratio for the first quarters of 2008 and 2007:

($ millions)	Quarter ended March 31, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums (1)	$182.2		$143.0		$325.2

Net earned premiums	165.2		114.0		279.2
Losses and loss expenses	130.8	79.2	82.5	72.4	213.3	76.4
Underwriting expenses	51.8	28.4	53.5	37.4	105.3	32.4

SAP underwriting loss And SAP combined ratio	$(17.4)	107.6	$(22.0)	109.8	$(39.4)	108.8

($ millions)	Quarter ended March 31, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$144.7		$102.8		$247.5

Net earned premiums	151.6		100.3		251.9
Losses and loss expenses	91.5	60.3	50.4	50.3	141.9	56.3
Underwriting expenses	43.2	29.9	39.2	38.1	82.4	33.3

SAP underwriting gain And SAP combined ratio	$16.9	90.2	$10.7	88.4	$27.6	89.6

(1)

Includes the one-time transfer of $53.6 million of unearned premiums to us on January 1, 2008, in conjunction with the Pooling Change ($24.8 million for our personal insurance segment and $28.8 million for our business insurance segment).

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

The following table shows the one-time impact on net written premiums of the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change.

	Net Written Premiums
	Including Pooling Change	Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Standard auto	$101.4	$7.9	$93.5
Nonstandard auto	12.3	—	12.3
Homeowners	59.1	14.4	44.7
Other personal	9.4	2.5	6.9

Total personal	182.2	24.8	157.4

Business insurance segment:
Commercial auto	36.6	10.0	26.6
Commercial multi-peril	31.0	6.1	24.9
Fire & allied lines	28.1	5.7	22.4
Product & other liability	24.7	3.9	20.8
Workers’ compensation	13.3	2.0	11.3
Other business	9.3	1.1	8.2

Total business	143.0	28.8	114.2

Total personal & business	$325.2	$53.6	$271.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 39.0% of our total consolidated net written premiums. The following tables provide a summary of written and earned premiums, net of reinsurance, by major product line of business for our personal insurance segment for the first quarters of 2008 and 2007 (the one-time impact of the Pooling Change has been excluded to present net written premiums on a comparative basis):

($ millions)	2008	2007	% Change
	Net Written Premiums
Personal insurance segment:
Standard auto	$93.5	88.3	5.9
Nonstandard auto	12.3	12.3	0.0
Homeowners	44.7	38.6	15.8
Other personal	6.9	5.5	25.5

Total Personal	$157.4	144.7	8.8

($ millions)	2008	2007	% Change
	Net Earned Premiums
Personal insurance segment:
Standard auto	$93.5	88.7	5.4
Nonstandard auto	10.8	10.7	0.9
Homeowners	53.9	46.5	15.9
Other personal	7.0	5.7	22.8

Total Personal	$165.2	151.6	9.0

Net written premiums for the personal insurance segment for first quarter 2008 increased $12.7 million or 8.8%, from the same 2007 period, with $10.2 million, or 7.1%, of this increase attributed to the New Pool Business. Excluding the impact from the New Pool Business, personal lines net written premiums increased 1.7% in the first quarter 2008 from the same 2007 period.

Standard personal auto net written premiums increased 5.9% in the first quarter of 2008 from the same 2007 period with 4.5% of this increase attributed to the New Pool Business and 1.4% from “Organic Growth”, which we define in this Form 10-Q as growth excluding the New Pool Business. Our increase in Organic Growth was an improvement over first quarter 2007 where we experienced a 2.0% decrease in net written premiums compared to the same 2006 period.

The primary product contributing to our increase in Organic Growth in standard personal auto is our CustomFitSM product which uses a multivariate rating approach that broadens the underwriting and eligibility guidelines for new customers. We have distributed this product in 22 states since December 2005 and subsequently have seen significant improvements in our net written premiums production trends for new business. In late 2007, we introduced the second generation of CustomFitSM into its first state. This second generation product includes approximately 1,000 additional price points to further improve rating sophistication. During the first quarter 2008, we continued migrating CustomFitSM states to the second generation product. This migration will continue throughout 2008.

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in early 2007 we began implementing comparative rating tools which allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. We believe agents will quote and write more personal standard and nonstandard auto with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and refined pricing for nonstandard auto.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Targeted rate decreases in our nonstandard automobile line of business coupled with the introduction of new discounts and an increased marketing effort contributed to an increased level of new policy submissions leading to an increase in new business premiums. Despite these initiatives, total net written premiums for nonstandard auto for the first quarter 2008 compared to the same 2007 period were flat.

Homeowners net written premiums increased 15.8% in first quarter 2008 from the same 2007 period with 13.7% of this increase related to the New Pool Business and 2.1% from Organic Growth. We have undertaken new homeowners pricing and product initiatives, such as various new home discounts that complement our CustomFitSM automobile rollout, in order to improve our premium growth in the future.

Our Organic Growth for net written premiums has been impacted by our decision in 2007 to withdraw our personal insurance products from Florida as of January 1, 2008. For the first quarter 2008, the net written premiums loss from this action was $3.0 million.

Our strategy to grow our personal lines business includes introducing our products, enhanced systems and easier technologies into new states. During the first quarter 2008, we began introducing our personal lines products and technologies into Texas through the independent agent distribution channel as a result of State Auto Mutual’s acquisition of Beacon National in early 2007. In addition, future plans include leveraging our relationship with the Patrons Mutual agency distribution channel to add upgraded product lines and new systems into Connecticut.

Business Insurance Segment Revenue

We focus our business insurance sales on small-to-medium sized businesses within the commercial insurance market and offer a broad range of both property and liability coverages such as commercial auto, commercial multi-peril, fire and allied lines, other and products liability and workers’ compensation.

The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for the first quarters of 2008 and 2007 (the one-time impact of the Pooling Change has been excluded to present net written premiums on a comparative basis):

($ millions)	2008	2007	% Change
	Net Written Premiums
Business insurance segment:
Commercial auto	$26.6	25.3	5.1
Commercial multi-peril	24.9	21.9	13.7
Fire & allied lines	22.4	20.3	10.3
Other & product liability	20.8	20.5	1.5
Workers’ compensation	11.3	8.1	39.5
Other commercial	8.2	6.7	22.4

Total business	$114.2	102.8	11.1

($ millions)	2008	2007	% Change
	Net Earned Premiums
Business insurance segment:
Commercial auto	$27.8	24.4	13.9
Commercial multi-peril	24.8	21.8	13.8
Fire & allied lines	23.6	20.8	13.5
Other & product liability	20.5	18.9	8.5
Workers’ compensation	10.3	8.1	27.2
Other commercial	7.0	6.3	11.1

Total business	$114.0	100.3	13.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The business insurance segment net written premiums for first quarter 2008 increased 11.1% from the same 2007 period with 10.2% of this increase attributed to the New Pool Business and 0.9% from Organic Growth. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have expanded our marketability by introducing new products, enhancing existing products and broadening eligibility. For our property and liability business, we have also implemented a more granular pricing process that we believe will help us price risks more accurately and improve account retention; we are pursuing the same for our commercial auto and workers compensation lines of business. In addition, we have broadened our property, liability, auto and workers compensation pricing ranges to recognize better the spectrum of risks within our markets.

We also continue to enhance our back office systems, which makes it easier for our agents to quote and submit business insurance accounts. Leveraging real-time functionality, we introduced bizXpressSM, our web-based quote and issuance system for business owners policies in 2007, and we expanded its functionality to include commercial auto risks in the first quarter of 2008. We expect to make bizXpressSM for commercial auto risks available to agents in most of our states by the end of the second quarter of this year.

Similar to our personal lines segment, we are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s acquisition of Beacon National in early 2007. During the fourth quarter of 2007 we introduced our business product portfolio in Texas. In addition, future plans include leveraging our relationship with the Patrons Mutual agency distribution channel to add upgraded business insurance product lines and new systems into Connecticut.

Losses and Expenses

Our GAAP loss and LAE ratio was 76.8% and 56.8% for the first quarter of 2008 and 2007, respectively. The increase in the loss ratio was primarily due to catastrophe storm losses for our property business and non-catastrophe losses for our property and liability business.

Catastrophe losses for the first quarter 2008 totaled $35.0 million (12.5 loss ratio points) compared to $8.1 million (3.2 loss ratio points) in the first quarter 2007. During the first quarter 2008, we experienced several large catastrophes, two of which created losses that exceed $10 million. Both storms caused wind and hail losses primarily in the Midwest, one of which included significant tornado losses in Tennessee and Kentucky. Catastrophe losses include losses that have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides our insurance segments’ comparative SAP loss and LAE ratios by major line of business for the first quarters of 2008 and 2007:

	SAP Loss and LAE ratios
	2008	2007	(Increase) Decrease
Personal insurance segment:
Standard auto	68.7	65.7	(3.0)
Nonstandard auto	85.0	61.3	(23.7)
Homeowners	96.6	56.1	(40.5)
Other personal	76.0	10.0	(66.0)
Total personal	79.2	60.3	(18.9)

Business insurance segment:
Commercial auto	56.6	49.7	(6.9)
Commercial multi-peril	93.7	56.5	(37.2)
Fire & allied lines	84.1	56.2	(27.9)
Product & other liability	77.4	40.1	(37.3)
Workers’ compensation	51.2	73.1	21.9
Other business	36.8	12.6	(24.2)
Total business	72.4	50.3	(22.1)
Total SAP personal & business	76.4	56.3	(20.1)

In the personal insurance segment, the SAP loss and LAE ratios increased from prior year in every line of business. The increase in the standard auto ratio was primarily attributable to the establishment of reserves for the probable settlement of pending litigation in this line of business. This litigation and its ultimate settlement are not expected to materially impact our operations. The increase in the nonstandard auto ratio was primarily the result of an increase in both the frequency and severity of claims across multiple coverages during the first quarter 2008 compared to the first quarter 2007. Approximately two-thirds of the increase in the homeowners ratio was due to catastrophes. Non-catastrophe weather losses accounted for most of the remaining increase in the homeowners ratio. Catastrophe losses in the other personal ratio accounted for approximately 50% of the increase. The remaining portion of the increase in the other personal related primarily to non-catastrophe weather losses.

In the business insurance segment, SAP loss and LAE ratios increased in nearly all lines of business. Though the commercial auto ratio increased, results were within reasonable expectations given the current pricing pressures in this line of business. Approximately 50% of the increase in the commercial multi-peril ratio related to catastrophe losses. The remaining portion of the increase in the commercial multi-peril ratio was caused primarily by adverse development on claims from prior accident years. The fire & allied ratio increased primarily due to catastrophes. The increase in product & other liability ratio related primarily to a few large losses from prior accident years, including four umbrella losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable by major line of business at March 31, 2008 and December 31, 2007, respectively, and at January 1, 2008 as a result of the Pooling Change, are shown in the following table:

($ millions)	March 31, 2008	December 31, 2007	January 1, 2008 (1)	$ Change (2)
Personal insurance segment:
Standard auto	$178.2	169.1	177.9	$0.3
Nonstandard auto	19.3	18.3	18.3	1.0
Homeowners	78.4	53.4	62.5	15.9
Other personal	12.3	8.9	9.7	2.6

Total personal	288.2	249.7	268.4	19.8

Business insurance segment:
Commercial auto	90.0	77.8	89.1	0.9
Commercial multi-peril	92.2	78.8	85.9	6.3
Fire & allied lines	29.3	20.3	21.9	7.4
Product & other liability	146.4	130.1	139.0	7.4
Workers’ compensation	87.1	85.5	88.7	(1.6)
Other business	6.2	4.9	5.4	0.8

Total business	451.2	397.4	430.0	21.2

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$739.4	647.1	698.4	41.0

(1)

The December 31, 2007 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed by us on January 1, 2008 from the Pooling Change.

(2)	Calculated based on March 31, 2008 change from January 1, 2008.

________

Loss and loss expenses payable increased $41.0 million since January 1, 2008 due largely to weather related (catastrophe and non-catastrophes) reserves established for losses on our property lines. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other – Loss and Loss Expense Reserves” in Item 7 of the 2007 Form 10-K.

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 34.5% for each of the first quarters of 2008 and 2007. On a dollar basis, expenses increased primarily due to the addition of the New Pool Business.

Investment Operations Segment

At March 31, 2008, our investments in fixed maturity, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2007 Compared to 2006 – Investment Operations Segment” in Item 7 of the 2007 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at fair market value at March 31, 2008 and December 31, 2007, respectively:

($ millions)	March 31, 2008		December 31, 2007
Fixed maturities	$1,778.9	87.5%	1,745.4	86.4
Equity securities	226.2	11.1	254.2	12.6
Other invested assets	27.7	1.4	20.3	1.0

Total investments	$2,032.8	100.0%	2,019.9	100.0

The amortized cost and fair value of fixed maturities at March 31, 2008, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$13.9	14.0
Due after 1 year through 5 years	60.6	63.8
Due after 5 years through 10 years	409.0	425.9
Due after 10 years	1,096.9	1,085.7
Mortgage-backed securities	187.7	189.5

Total	$1,768.1	1,778.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

The following table provides a breakdown of our investment portfolio percentages at March 31, 2008 and December 31, 2007 relative to our targeted asset allocation. Note that we measure our investment portfolio allocation with fixed maturities at amortized cost and equities at fair value.

($ in millions)	March 31, 2008	% of Total	December 31, 2007	% of Total
Core fixed maturities	$1,748.9	80.9	1,710.0	82.6
Treasury inflation protected securities	19.2	0.9	12.9	0.6
Large-cap equities	216.4	10.0	242.7	11.7
Small-cap equities	9.8	0.4	11.5	0.6
International instruments	23.0	1.1	15.9	0.8
Other invested assets	5.9	0.3	5.7	0.3
Cash and cash equivalents	138.4	6.4	70.9	3.4

Total portfolio	$2,161.6	100.0	2,069.6	100.0

Investment Operations Revenue

Net investment income increased $1.1 million in first quarter 2008 from the same 2007 period. An increase in average invested assets between the two periods due to our insurance segments’ favorable underwriting cash flows, as well as the $92.0 million in cash received during the first quarter due to the Pooling Change, contributed to the growth in net investment income. The investment yields decreased slightly due in part to the shift over the last few years to a higher percentage of tax-exempt securities. Our after tax net investment income grew to $19.4 million (13.4% effective tax rate) in first quarter 2008 compared to $18.2 million (14.6% effective tax rate) in first quarter 2007, an increase of $1.2 million on an after-tax basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)	Three months ended March 31
	2008	2007
Gross investment income:
Fixed income securities	$19.2	18.8
Equity securities	1.4	1.4
Other	2.3	1.5

Total gross investment income	22.9	21.7
Investment expenses	0.5	0.4

Net investment income	$22.4	21.3

Average invested assets (at cost)	$2,143.9	1,964.0
Annualized investment yield	4.2%	4.3
Annualized investment yield, after tax	3.6%	3.7

Realized gains and losses on investment sales for first quarter 2008 are summarized as follows:

($ millions)	Realized Gains (Losses)	Proceeds Received on Sale
Realized gains:
Fixed maturities	$0.4	$33.9
Equity securities	2.0	9.3

Total realized gains	2.4	43.2
Realized losses:
Fixed maturities	—	—
Equity securities	(4.2)	11.8

Total realized losses	(4.2)	11.8

Net realized ( losses) gains on investments	$(1.8)	$55.0

During the first quarter 2008, we sold fixed maturities to raise money to pay intercompany dividends, to replace lower rated coupon bonds with higher rated coupon bonds and to realize gains on lower rated bonds in favorable positions. Equity sales were executed during the quarter for various reasons, including achieving our price target. Also during the first quarter, we re-evaluated our investment and commercial bank holdings, in response to the adverse market reaction during the first quarter to negative earnings of various large companies within this sector, and subsequently sold three equity positions within the financial services sector each at a loss. In addition, we recognized realized losses on two equity positions within the manufacturing and financial services sectors due to recent changes in business conditions, which in our opinion, diminished their future business prospects.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. Among the factors that management considers are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income. We did not recognize any other-than-temporary impairments on our fixed maturity or internally managed large cap equity portfolios during the first quarter 2008. We recognized $1.1 million in other-than-temporary impairments in first quarter 2008 in our externally managed small cap equity portfolio for which we are unable to make the assertion regarding our intent to hold securities in this portfolio that are currently valued below cost until recovery in the near term.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as 94.8% of our portfolio is rated AA or better and the remaining bonds are rated A. Our fixed maturity investment portfolio at March 31, 2008 included securities issued by numerous municipalities with a total carrying value of $1,478.8 million. Approximately $801.6 million or 54.2% of these securities were enhanced by third-party insurance (the “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. Of the total $801.6 million of insured municipal securities in our investment portfolio, approximately 82% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. We have no asset-backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage-backed securities. We only invest in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed, which are guaranteed by the full faith and credit of the U.S. Government.

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at March 31, 2008 determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There were also no individual material securities with an unrealized holding loss at March 31, 2008.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses, adjusted for investments with other-than-temporary impairments at March 31, 2008:

($ millions, except # of positions) Investment Category:	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Fixed Maturities:
U.S. Treasury securities	$90.5	$4.1	39	$—	—	$94.6
States & political subdivisions	1,478.8	24.3	331	19.7	331	1,483.4
Corporate securities	11.1	0.3	9	—	4	11.4
Mortgage-backed securities of U.S. Gov. Agencies	187.7	2.8	36	1.0	34	189.5

Total fixed maturities	1,768.1	31.5	415	20.7	369	1,778.9
Equity Securities:
Consumer	67.3	15.2	83	2.0	6	80.5
Technologies	26.2	4.0	61	0.8	2	29.4
Pharmaceuticals	8.4	0.5	7	0.3	2	8.6
Financial services	24.5	3.1	74	0.6	3	27.0
Manufacturing & other	70.9	11.6	151	1.8	7	80.7

Total equity securities	197.3	34.4	376	5.5	20	226.2
Other invested assets	28.5	0.2	2	1.0	3	27.7

Total investments	$1,993.9	$66.1	793	$27.2	392	$2,032.8

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was issued by the FASB in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

SFAS 157 establishes a fair value hierarchy that categorizes the inputs to valuation techniques which are used to measure fair value into three broad levels as defined below:

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1 and it includes valuation techniques which use prices for similar assets and liabilities.
•

Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The table below shows our investments by Level:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,778.9	$—	$1,776.8	$2.1
Equity securities	226.2	226.2	—	—
Other invested assets	27.7	4.3	—	23.4

Total	$2,032.8	$230.5	$1,776.8	$25.5

As of March 31, 2008, Level 3 assets as a percentage of total assets were 1.0% which we have determined to be relatively insignificant.

Other Income Statement Items

The first quarters 2008 and 2007 reflect estimates of our annual effective tax rate, 17.0% and 24.6%, for each respective period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs to pay both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases, along with payments made for the purchase of common shares under our stock repurchase program discussed below. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in their operating cash flow or the cash flow needs of State Auto Financial.

At March 31, 2008 and December 31, 2007, we had $138.4 million and $70.9 million, respectively, of cash and cash equivalents and $2,032.8 million and $2,019.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on the stock market exchanges.

Net cash provided by operating activities was $127.1 million during first quarter 2008 compared to $34.6 million for the same 2007 period. First quarter 2008 included $92.0 million we received in conjunction with the Pooling Change.

Net cash used in investing activities was $33.6 million during first quarter 2008 compared to net cash provided by investing activities of $11.1 million in the same 2007 period. During 2008, we have had additional cash to invest from operations due to the Pooling Change; however, not all of cash from operations was invested, by the end of the quarter, as some cash had been allocated to fund the financing activities of State Auto Financial which is discussed below. In the first quarter of 2007, we reported cash provided from investing activities because we were shifting our fixed maturity portfolio from taxable to tax-exempt securities and had not reinvested all proceeds from sales by the end of the quarter.

Net cash used in financing activities was $26.0 million during the first quarter 2008 compared to $3.8 million during the same 2007 period. First quarter 2008 included $20.7 million used for common stock repurchases under our stock repurchase program discussed below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

On March 7, 2008, State Auto Financial’s board of directors declared a quarterly cash dividend for $0.15 per share compared to $0.10 per share from the same 2007 period. The dividend was payable March 31, 2008 to shareholders of record at the close of business on March 17, 2008. This is the 67th consecutive quarterly cash dividend declared since STFC had its initial public offering in 1991. STFC’s dividend payments have increased at a compound average annual growth rate of 17% since 1991.

To fund capital transactions and provide additional working capital on March 17, 2008, Milbank, Farmers, and State Auto National Insurance Company (“SA National”) declared cash dividends of $14.0 million and $4.0 million and $7.0 million, respectively, to State Auto Financial. The cash transfer of dividends was completed in April 2008. The dividends from Milbank, Farmers and SA National were paid from unassigned statutory surplus and were considered not to be extraordinary for regulatory purposes.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2008 and outstanding at March 31, 2008.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of March 31, 2008, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2007 through March 31, 2008 ranged from 7.28% to 9.78%.

Credit Agreement

State Auto Financial has a Credit Agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility ( “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. While the Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we presently intend to keep $100.0 million of the Credit Facility available in the event there is a need to fund losses under the catastrophe reinsurance program with State Auto P&C. For a discussion of our catastrophe reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” included in Item 7 of the 2007 Form 10-K. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of March 31, 2008, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement.

Reinsurance Arrangements

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

reinsurer liable to the extent of the reinsurance ceded. There have been no material changes in our reinsurance arrangements since December 31, 2007. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2007 Form 10-K.

Stock Repurchase Program

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of State Auto Financial’s common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. For the first quarter 2008, a total 761,919 common shares were purchased under this program at an average purchase price of $27.27 for a total of $20.7 million. Since inception through March 31, 2008, a total 1,575,449 common shares have been purchased under this program at an average purchase price of $27.25 for a total of $42.9 million.

Regulatory Considerations

At March 31, 2008, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2007 Compared to 2006 – Investment Operations Segment – Market Risk” in Item 7 of the 2007 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2007 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided in this Form 10-Q under the caption “Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
01/01/08 thru 01/31/08	8,644	(2)	$26.42	—	3,186,470
02/01/08 thru 02/29/08	299,830	(3)	27.46	291,937	2,894,533
03/01/08 thru 03/31/08	476,651	(4)	27.12	469,982	2,424,551

Total	785,125		$27.24	761,919

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

(2)	These shares acquired as a result of stock swap option exercises.
(3)	7,893 shares acquired as a result of stock swap option exercises.
(4)	6,669 shares acquired as a result of stock swap option exercises.

________

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.75*	Employment letter dated October 2, 2006, from the State Auto Insurance Companies to Lorraine M. Siegworth

24.01	Powers of Attorney – Robert E. Baker and Thomas E. Markert

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 7, 2008	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)