Form 10-Q
period 2008-06-30
State Auto Financial CORP
filed 2008-08-07
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated file   ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

On August 1, 2008, the Registrant had 39,466,873 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2008

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30 2008 (unaudited)	December 31 2007 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,805.5 and $1,722.9, respectively)	$1,803.3	1,745.4
Equity securities, available-for-sale, at fair value (cost $182.9 and $210.2, respectively)	197.2	254.2
Other invested assets, available-for-sale, at fair value (cost $36.0 and $20.1, respectively)	33.5	20.3
Other invested assets	1.1	1.3

Total investments	2,035.1	2,021.2
Cash and cash equivalents	77.5	70.9
Accrued investment income and other assets	43.1	42.1
Deferred policy acquisition costs	122.0	105.8
Pension asset	4.5	2.7
Reinsurance recoverable on losses and loss expenses payable (affiliates $1.0 and $1.2, respectively)	11.1	11.2
Prepaid reinsurance premiums	6.8	6.0
Due from affiliate	18.5	19.4
Current federal income taxes	28.8	—
Deferred federal income taxes	69.9	46.1
Property and equipment, at cost (net of accumulated depreciation of $5.9 and $5.6, respectively)	12.5	12.5

Total assets	$2,429.8	2,337.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $332.7 and $257.2, respectively)	$793.1	658.3
Unearned premiums (affiliates $172.9 and $119.5, respectively)	502.8	436.0
Notes payable (affiliates $15.5 and $15.5, respectively)	117.8	118.0
Postretirement and pension benefits	126.6	125.2
Current federal income taxes	—	7.8
Other liabilities	44.4	57.1

Total liabilities	1,584.7	1,402.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.2 and 46.0 shares issued, respectively, at stated value of $2.50 per share	115.4	115.0
Treasury stock, 6.8 and 5.5 shares, respectively, at cost	(115.0)	(81.0)
Additional paid-in capital	104.4	98.2
Accumulated other comprehensive loss	(36.1)	(3.3)
Retained earnings	776.4	806.6

Total stockholders’ equity	845.1	935.5

Total liabilities and stockholders’ equity	$2,429.8	2,337.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2008	2007
Earned premiums (ceded to affiliates $173.5 and $173.9, respectively)	$281.1	253.3
Net investment income	22.3	20.6
Net realized gains on investments	2.4	3.6
Other income (affiliates $0.8 and $0.8, respectively)	1.2	1.2

Total revenues	307.0	278.7
Losses and loss expenses (ceded to affiliates $157.8 and $102.9, respectively)	236.1	160.4
Acquisition and operating expenses	89.6	84.4
Interest expense (affiliates $0.3 and $0.4, respectively)	1.8	1.8
Other expenses, net	3.7	3.2

Total expenses	331.2	249.8

(Loss) income before federal income taxes	(24.2)	28.9
Federal income tax (benefit) expense	(20.9)	5.5

Net (loss) income	$(3.3)	23.4

(Loss) earnings per common share:
Basic	$(0.08)	0.57

Diluted	$(0.08)	0.56

Dividends paid per common share	$0.15	0.10

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2008	2007
Earned premiums (ceded to affiliates $346.8 and $346.5, respectively)	$560.3	505.2
Net investment income	44.7	41.9
Net realized gains on investments	0.6	4.7
Other income (affiliates $1.6 and $1.6, respectively)	2.4	2.4

Total revenues	608.0	554.2
Losses and loss expenses (ceded to affiliates $294.6 and $200.5, respectively)	450.7	303.4
Acquisition and operating expenses	186.0	171.4
Interest expense (affiliates $0.6 and $0.7, respectively )	3.7	3.7
Other expenses, net	6.8	6.0

Total expenses	647.2	484.5

(Loss) income before federal income taxes	(39.2)	69.7
Federal income tax (benefit) expense	(23.4)	15.5

Net (loss) income	$(15.8)	54.2

(Loss) earnings per common share:
Basic	$(0.40)	1.32

Diluted	$(0.40)	1.30

Dividends paid per common share	$0.30	0.20

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2008	2007
Cash flows from operating activities:
Net (loss) income	$(15.8)	54.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	4.9	5.3
Share-based compensation	3.3	3.6
Net realized gains on investments	(0.6)	(4.7)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(3.4)	(1.8)
Accrued investment income and other assets	(1.5)	(1.3)
Postretirement and pension benefit assets	4.4	9.3
Other liabilities and due to/from affiliates, net	(18.8)	(43.3)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.6)	0.4
Losses and loss expenses payable	83.5	7.5
Unearned premiums	13.2	10.5
Excess tax benefits on share based awards	0.2	0.1
Federal income taxes	(43.2)	(15.3)
Cash provided from Pooling Arrangement Amendment effective January 1, 2008	92.0	—

Net cash provided by operating activities	117.6	24.5

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(189.6)	(243.1)
Purchases of equity securities – available-for-sale	(19.7)	(25.8)
Purchases of other invested assets	(16.6)	(0.6)
Maturities, calls and pay downs of fixed maturities – available-for-sale	31.8	38.6
Sales of fixed maturities – available-for-sale	78.5	127.4
Sales of equity securities – available-for-sale	46.9	37.1
Sales of other invested assets	0.9	1.3
Net additions of property and equipment	(0.3)	(0.2)

Net cash used in investing activities	(68.1)	(65.3)
Cash flows from financing activities:
Proceeds from issuance of common stock	2.1	1.9
Payments to acquire treasury shares	(33.2)	—
Excess tax benefits on share based awards	0.2	0.1
Payment of dividends	(12.0)	(8.2)

Net cash used in financing activities	(42.9)	(6.2)

Net increase (decrease) in cash and cash equivalents	6.6	(47.0)
Cash and cash equivalents at beginning of period	70.9	73.4

Cash and cash equivalents at end of period	$77.5	26.4

Supplemental disclosures:
Federal income taxes paid	$18.0	30.5

Interest paid (to affiliates $0.7 and $0.7, respectively)	$3.8	3.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2007 Form 10-K.

Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement was not effective until fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosures provision on December 31, 2006. Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This Statement is effective for the first year that begins after November 15, 2007. The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Pending Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company plans to adopt this guidance effective January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all entities that have derivatives within the scope of SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company plans to adopt this guidance effective January 1, 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157’s definition of fair value focuses on the price that would be received to sell an asset or paid to transfer a liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

SFAS 157 established a fair value hierarchy that categorizes the inputs to valuation techniques that are used to measure fair value into three levels:

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

Fixed Maturities

The Company uses inputs that include published exchange prices for identical or similar assets and other procedures to estimate fair value measurements for approximately 99% of its fixed maturities. When quoted prices in active markets are not available fair values are derived through matrix pricing, which is a mathematical technique used principally to value debt securities by relying on the securities’ relationship to other benchmark quoted securities and not by relying exclusively on quoted prices for specific securities. Inputs to the applications include but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The Company includes these prices in the amounts disclosed in Level 2 of the hierarchy.

The Company holds one fixed maturity security for which the Company estimates the fair value of this security using the present value of the future cash flows. Due to the limited amount of observable market information, the Company includes the fair value estimates for this security in Level 3.

Equities

The fair values of our equity securities are based on observable market quotations for identical assets and have been disclosed in Level 1.

Other invested assets

Other invested assets managed by third party investment managers are based on values provided to the Company by such managers based on operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate on the amount disclosed in Level 3. The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its estimates for these publicly-traded mutual funds reasonably reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2008:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,803.3	—	1,801.2	2.1
Equity securities	197.2	197.2	—	—
Other invested assets	33.5	3.8	—	29.7

Total	$2,034.0	201.0	1,801.2	31.8

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter, a reconciliation of the beginning and ending balances, separately for each major category of assets is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2008

	Fixed maturities	Other invested assets
Beginning balance at April 1, 2008	$2.1	23.4
Total gains or losses (realized)	—	—
Included in other comprehensive income (Total gains or losses unrealized)	—	(1.7)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Ending balance at June 30, 2008	$2.1	29.7

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2008

	Fixed maturities	Other invested assets
Beginning balance at January 1, 2008	$2.1	16.3
Total gains or losses (realized)	—	—
Included in other comprehensive income (Total gains or losses unrealized)	—	(2.6)
Purchases, issuances, and settlements	—	16.0
Transfers in and/or out of Level 3	—	—

Ending balance at June 30, 2008	$2.1	29.7

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

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Premiums earned:
Assumed from other insurers and reinsurers	$1.6	1.6	$2.7	3.1
Assumed under State Auto Pool and other affiliate arrangements	270.2	242.4	538.6	483.6
Ceded to other insurers and reinsurers	(4.9)	(4.5)	(9.6)	(9.0)
Ceded under State Auto Pool and other affiliate arrangements	(173.5)	(173.9)	(346.8)	(346.5)

Net assumed premiums earned	$93.4	65.6	$184.9	131.2

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.9	0.6	$1.3	0.1
Assumed under State Auto Pool and other affiliate arrangements	226.8	151.4	431.0	286.8
Ceded to other insurers and reinsurers	(1.0)	(0.9)	(1.6)	(1.8)
Ceded under State Auto Pool and other affiliate arrangements	(157.8)	(102.9)	(294.6)	(200.5)

Net assumed losses and loss expenses incurred	$68.9	48.2	$136.1	84.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies’ pension and postretirement benefit plans:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2.2	2.2	$1.3	1.4	$4.4	4.5	$2.6	2.8
Interest cost	3.4	3.1	1.9	1.8	6.8	6.2	3.8	3.6
Expected return on plan assets	(4.8)	(4.5)	—	(0.1)	(9.6)	(9.0)	—	(0.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Amortization of transition assets	(0.2)	(0.1)	—	—	(0.4)	(0.3)	—	—
Amortization of net loss	0.7	1.0	—	0.2	1.4	2.0	—	0.4

Net periodic cost	$1.4	1.8	$3.3	3.4	$2.8	3.6	$6.6	6.9

The Company expects to contribute approximately $12.0 million to its pension plan during 2008. For the six months ended June 30, 2008, the Company has contributed $4.0 million in cash to its pension plan.

5. Share-Based Compensation

The Company maintains share-based compensation plans for its key employees and outside, or non-employee, directors. The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “Outside Directors RSU Plan”).

The Outside Directors RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year. The RSU awards are fully vested upon grant. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company. The Company accounts for the Outside Directors RSU Plan as a liability. In total, there were 11,200 RSUs granted for each of the six months ended June 30, 2008 and 2007. Compensation expense recognized during the three months ended June 30, 2008 and 2007 was $1.8 million and $1.9 million, respectively, and for the six months ended June 30, 2008 and 2007 was $3.2 million and $2.4 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. (Loss) Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Numerator:
Net (loss) income for basic earnings per share	$(3.3)	23.4	$(15.8)	54.2

Denominator:
Basic weighted average shares outstanding	39.5	41.1	39.9	41.1
Effect of dilutive share-based awards	—	0.7	—	0.7

Diluted weighted average shares outstanding	39.5	41.8	39.9	41.8

Basic (loss) earnings per share	$(0.08)	0.57	$(0.40)	1.32

Diluted (loss) earnings per share	$(0.08)	0.56	$(0.40)	1.30

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Number of options	$1.1	0.3	$1.1	0.3

7. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related tax, are as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Net (loss) income	$(3.3)	23.4	$(15.8)	54.2
Other comprehensive loss:
Change in unrealized holding gains, net of tax	(19.1)	(12.0)	(37.2)	(14.3)
Amortization of gain on derivative used in — cash flow hedge	—	0.1	—	—
Amortization of pension and postretirement — benefit obligations, net of tax	0.5	0.3	0.9	0.4

Other comprehensive loss	(18.6)	(11.6)	(36.3)	(13.9)

Comprehensive (loss) income	$(21.9)	11.8	$(52.1)	40.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Segment Information

The Company has three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through our independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. The Company’s investable assets, the investment operations segment, are managed by Stateco Financial Services, Inc, a wholly owned subsidiary. The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the periods ended June 30:

($ millions)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Revenues from external sources:
Insurance segments
Personal insurance	$166.8	152.6	$332.0	304.2
Business insurance	114.3	100.7	228.3	201.0

Total insurance segments	281.1	253.3	560.3	505.2
Investment operations segment
Net investment income	22.3	20.6	44.7	41.9
Realized capital gains	2.4	3.6	0.6	4.7

Total investment operations segment	24.7	24.2	45.3	46.6

All other	1.2	1.2	2.4	2.4

Total revenues from external sources	307.0	278.7	608.0	554.2

Intersegment revenues	2.4	2.1	4.9	4.4

Total revenues	309.4	280.8	612.9	558.6
Reconciling items:
Intersegment expenses	(2.4)	(2.1)	(4.9)	(4.4)

Total consolidated revenues	$307.0	278.7	$608.0	554.2

Segment (loss) income before federal income tax:

Insurance segments:
Personal insurance SAP underwriting (loss) gain	$(32.8)	4.7	$(46.8)	21.7
Business insurance SAP underwriting (loss) gain	(17.0)	4.9	(39.0)	15.6

Total insurance segments	(49.8)	9.6	(85.8)	37.3
Investment operations segment:
Net investment income	22.3	20.6	44.7	41.9
Realized capital gains	2.4	3.6	0.6	4.7

Total investment operations segment	24.7	24.2	45.3	46.6

All other segments	(0.4)	(0.7)	(0.9)	(1.4)

Total segment (loss) income before taxes	(25.5)	33.1	(41.4)	82.5

Reconciling items:
GAAP expense adjustments	4.0	(1.8)	7.4	(8.0)
Interest expense on corporate debt	(1.8)	(1.8)	(3.7)	(3.7)
Corporate expenses	(0.9)	(0.6)	(1.5)	(1.1)

Total consolidated (loss) income before federal income taxes	$(24.2)	28.9	$(39.2)	69.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the period ended June 30:

($ millions)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Revenues from significant reportable segments:
Insurance Segments – Premiums earned:
Standard personal auto	$94.9	89.2	$188.4	177.9
Nonstandard personal auto	10.8	10.9	21.6	21.6
Homeowners	53.9	46.8	107.8	93.3
Other personal	7.2	5.7	14.2	11.4

Total personal insurance	166.8	152.6	332.0	304.2
Commercial auto	27.5	24.4	55.3	48.8
Commercial multi-peril	24.6	21.7	49.4	43.5
Fire & allied lines	24.0	20.4	47.6	41.2
Other & product liability	19.9	19.2	40.4	38.1
Workers’ compensation	10.8	8.5	21.1	16.6
Other business	7.5	6.5	14.5	12.8

Total business insurance	114.3	100.7	228.3	201.0

Total premiums earned	281.1	253.3	560.3	505.2

Net investment income	22.3	20.6	44.7	41.9
Realized capital gain	2.4	3.6	0.6	4.7

Total investment operations	24.7	24.2	45.3	46.6

Total revenues from significant reportable segments	$305.8	277.5	$605.6	551.8

Investable assets attributable to the Company’s investment operations segment totaled $2,112.6 million at June 30, 2008 and $2,092.1 million at December 31, 2007.

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

In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” the Company accrues for a litigation-related liability other than insurance claims when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcomes of any pending matters are not likely to have a material adverse effect on its consolidated financial position or results of operations.

Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in their insurance policies. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its financial position or results from operations.

10. Income Taxes

Loss before federal income taxes for the three and six months ended June 30, 2008 was $24.2 million and $39.2 million, respectively, compared to income of $28.9 million and $69.7 million, respectively, for the same 2007 periods. The pre-tax loss for the second quarter and the first six months of 2008, was primarily the result of a significant increase in catastrophe storm losses compared to the same 2007 periods. The uncertainty of our expected 2008 full year results precludes us from making a reliable estimate of the effective tax rate for the year. Accordingly, the Company recorded a tax benefit for the results of the six months results ended June 30, 2008. The effective tax rate for the three and six months ended June 30, 2007 was 19.0% and 22.2%, respectively, which reflects the impact of tax exempt investment income.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2008 and December 31, 2007, and for the consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2007 (the “2007 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2007 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

The following table sets forth a chronology of the participants and participation percentages for the Pooling Arrangement:

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

The Pooled Companies and State Auto National Insurance Company (“SA National”) are collectively referred to herein as the “State Auto Group.”

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers of defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement was not effective until fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosures provision on December 31, 2006. Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to require a specific presentation of investments categorized as available-for-sale. This Statement is effective for the first year that begins after November 15, 2007. The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of that date.

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2008, we recognized a net loss of $3.3 million and $15.8 million, respectively, compared to net income of $23.4 million and $54.2 million, respectively for the same 2007 periods. Loss before federal income taxes for the three and six months ended June 30, 2008 was $24.2 million and $39.2 million, respectively, compared to income before tax of $28.9 million and $69.7 million, respectively for the same 2007 periods. The pre-tax loss for the second quarter and the first six months of 2008 was attributable primarily to a significant increase in catastrophe storm losses compared to the same periods a year ago. Catastrophe losses for the three and six months ended June 30, 2008 was $76.8 million and $111.8 million, respectively, compared to $20.7 million and $28.8 million, respectively, for the same 2007 periods. Our GAAP Loss and LAE Ratio (defined below) for the three and six months ended June 30, 2008 was 84.0% and 80.4%, respectively, as compared to 63.3% and 60.1%, respectively for the same 2007 periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table summarizes certain key performance metrics for the three and six months ended June 30, 2008 and 2007 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2008	2007	2008	2007
Total revenue	$307.0	278.7	$608.0	554.2
Net (loss) income	$(3.3)	23.4	$(15.8)	54.2
Stockholders’ equity	$845.1	871.7
Book value per share	$21.44	21.17
Loss and LAE ratio(1)	84.0%	63.3%	80.4%	60.1%
Expense ratio(1)	31.9%	33.4%	33.2%	33.9%
Combined ratio(1)	115.9%	96.7%	113.6%	94.0%
Catastrophe loss and LAE ratio	27.3%	8.2%	20.0%	5.7%
Premium written growth (2)	12.4%	0.0%	21.5%	(0.3%)
Premium earned growth	11.0%	(1.3%)	10.9%	(1.5%)
Investment yield	4.2%	4.2%	4.2%	4.3%

	Three months ended June 30		Six months ended June 30
SAP Basis:	2008	2007	2008	2007
Loss and LAE ratio(3)	83.6%	62.7%	80.0%	59.5%
Expense ratio(3)	30.7%	31.7%	31.6%	32.5%
Combined ratio(3)	114.3%	94.4%	111.6%	92.0%

			Twelve months ended June 30
			2008	2007
Net premiums written to surplus(4)			1.3	1.1

(1)	Defined below.
(2)

10.4 points of the percentage increase for the six months ended June 30, 2008 related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.

(3)

The “SAP Loss and LAE Ratio” is losses and loss expenses as a percentage of net earned premium. The “SAP Expense Ratio” is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. The “SAP Combined Ratio” is the sum of the SAP Loss and LAE Ratio and the SAP Expense Ratio.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies – Deferred Acquisition Costs” included in Item 7 of our 2007 Form 10-K. The “GAAP Loss and LAE Ratio” is losses and loss expenses as a percentage of earned premiums. The “GAAP Expense Ratio” is acquisition and operating expenses as a percentage of earned premiums. The “GAAP Combined Ratio” is the sum of the GAAP Loss and LAE Ratio plus the GAAP Expense Ratio.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP Combined Ratio for the three and six months ended June 30, 2008 and 2007:

($ millions)	Three months ended June 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$179.4		$121.3		$300.7

Net earned premiums	166.8		114.3		281.1
Losses and loss expenses	147.8	88.6	87.2	76.3	235.0	83.6
Underwriting expenses	48.4	27.0	44.1	36.3	92.5	30.7

SAP underwriting loss and SAP Combined Ratio	$(29.4)	115.6	$(17.0)	112.6	$(46.4)	114.3

($ millions)	Three months ended June 30, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$159.7		$107.9		$267.6
Net earned premiums	152.6		100.7		253.3
Losses and loss expenses	102.2	66.9	56.7	56.3	158.8	62.7
Underwriting expenses	45.7	28.6	39.1	36.3	84.8	31.7

SAP underwriting gain and SAP Combined Ratio	$4.7	95.5	$4.9	92.6	$9.6	94.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums (1)	$361.6		$264.3		$625.9

Net earned premiums	332.0		228.3		560.3
Losses and loss expenses	278.6	83.9	169.7	74.3	448.3	80.0
Underwriting expenses	100.2	27.7	97.5	36.9	197.7	31.6

SAP underwriting loss and SAP Combined Ratio	$(46.8)	111.6	$(38.9)	111.2	$(85.7)	111.6

($ millions)	Six months ended June 30, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$304.4		$210.7		$515.1

Net earned premiums	304.2		201.0		505.2
Losses and loss expenses	193.6	63.6	107.1	53.3	300.7	59.5
Underwriting expenses	88.9	29.2	78.3	37.2	167.2	32.5

SAP underwriting gain and SAP Combined Ratio	$21.7	92.8	$15.6	90.5	$37.3	92.0

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table shows the one-time impact on net written premiums for the six months ended June 30, 2008 of the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change.

	Net Written Premiums
	Including Pooling Change	Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Standard auto	$201.9	$7.9	$194.0
Nonstandard auto	22.5	—	22.5
Homeowners	120.0	14.4	105.6
Other personal	17.2	2.5	14.7

Total personal	361.6	24.8	336.8

Business insurance segment:
Commercial auto	65.9	10.0	55.9
Commercial multi-peril	57.3	6.1	51.2
Fire & allied lines	53.0	5.7	47.3
Product & other liability	46.5	3.9	42.6
Workers’ compensation	24.7	2.0	22.7
Other business	16.9	1.1	15.8

Total business	264.3	28.8	235.5

Total personal & business	$625.9	$53.6	$572.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 37.8% of our total consolidated net written premiums.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for 2008 and 2007 (the one-time impact of the Pooling Change has been excluded from the six months ended June 30, 2008 to present net written premiums on a comparative basis):

($ millions)	Three months ended June 30			Six months ended June 30
	2008	2007	% Change	2008	2007	% Change
	Net Written Premiums
Personal insurance segment:
Standard Auto	$100.5	91.6	9.7	$194.0	179.8	7.9
Nonstandard Auto	10.2	10.0	2.0	22.5	22.3	0.9
Homeowners	60.9	52.0	17.1	105.6	90.6	16.6
Other personal	7.8	6.1	27.9	14.7	11.7	25.6

Total personal	$179.4	159.7	12.3	$336.8	304.4	10.6

	Net Earned Premiums
Personal insurance segment:
Standard auto	$94.9	89.2	6.4	$188.4	177.9	5.9
Nonstandard auto	10.8	10.9	(0.9)	21.6	21.6	—
Homeowners	53.9	46.8	15.2	107.8	93.3	15.5
Other personal	7.2	5.7	26.3	14.2	11.4	24.6

Total personal	$166.8	152.6	9.3	$332.0	304.2	9.1

For second quarter 2008, the personal insurance net written premium increased 12.3% from the same 2007 period, with 7.0% of this increase attributed to the New Pool Business and 5.3% of this attributed to “Organic Growth.” We define Organic Growth in this Form 10-Q as premium growth excluding premium growth related to the New Pool Business. In total, the personal insurance segment net written premium for the first six months of 2008 increased 10.6% from the same 2007 period, with 7.0% of this increase attributed to the New Pool Business and 3.6% of this attributed to Organic Growth.

Our Organic Growth for net written premiums has been impacted by our decision in 2007 to withdraw our personal insurance products from Florida as of January 1, 2008. The net written premium loss from this action was $3.5 million and $6.6 million for the three and six months ended June 30, 2008, respectively.

Standard personal auto net written premiums increased 9.7% and 7.9% for the three and six months ended June 30, 2008, respectively, from the same 2007 periods. The increases are attributed to the New Pool Business and Organic Growth. The New Pool Business contributed 3.9% and 4.2% for the three and six months ended June 30, 2008, respectively, while Organic Growth increased 5.8% and 3.7% for the same respective periods.

The primary product contributing to our increase in Organic Growth in standard personal auto is our CustomFitSM product which uses a multivariate rating approach that broadens the underwriting and eligibility guidelines for new customers. We have distributed this product in 22 of our 33 operative states since 2005 and subsequently have seen significant improvements in our net written premiums production trends for new business. In late 2007, we introduced the second generation of CustomFitSM into its first state. This second generation product includes approximately 1,000 additional price points to further improve rating sophistication. During the first six months of 2008, we continued migrating CustomFitSM states to the second generation product. This migration will continue throughout 2008.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in early 2007 we began implementing comparative rating tools which allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. Through the second quarter 2008, we have implemented 47 different integration points to our personal lines rating engine thus eliminating duplicate entry for agents. We believe agents will quote and write more personal standard, nonstandard auto, and homeowners, with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and refined pricing for nonstandard auto.

Nonstandard auto net written premium increased 2.0% and 0.9% for the three and six months ended June 30, 2008, respectively, from the same 2007 periods due to Organic Growth. In this line, we are attempting to implement aggressive rate actions, improve our agency mix, and tighten underwriting controls.

Homeowners net written premium increased 17.1% and 16.6% in the three and six months ended June 30, 2008, respectively, from the same 2007 periods. The New Pool Business contributed 12.5% and 13.1% for the three and six months ended June 30, 2008, while Organic Growth increased 4.6% and 3.5% for the respective periods. We have undertaken new homeowners pricing and product initiatives, such as various new home discounts that complement our CustomFitSM automobile rollout, in order to improve our premium growth.

Our stratgegy to grow our personal lines business includes introducing our products, enhanced systems and easier technologies into new states. During 2008, we began introducing our personal lines products and technologies into Texas through the independent agent distribution channel as a result of State Auto Mutual’s acquisition of Beacon National in early 2007. In addition, future plans include leveraging our relationship with the Patrons Mutual agency distribution channel to add upgraded product lines and technologies into Connecticut.

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

The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for 2008 and 2007 (the one-time impact of the Pooling Change has been excluded from the six months ended June 30, 2008 to present net written premiums on a comparative basis):

($ millions)	Three months ended June 30			Six months ended June 30
	2008	2007	% Change	2008	2007	% Change
	Net Written Premiums
Business insurance segment:
Commercial auto	$29.3	26.4	11.0	$55.9	51.7	8.1
Commercial multi-peril	26.3	22.5	16.9	51.2	44.3	15.6
Fire & allied lines	24.9	21.0	18.6	47.3	41.3	14.5
Other & product liability	21.8	20.6	5.8	42.6	41.0	3.9
Workers’ compensation	11.4	10.3	10.7	22.7	18.5	22.7
Other commercial	7.6	7.1	7.0	15.8	13.9	13.7

Total business	$121.3	107.9	12.4	$235.5	210.7	11.8

	Net Earned Premiums
Business insurance segment:
Commercial auto	$27.5	24.4	12.7	$55.3	48.8	13.3
Commercial multi-peril	24.6	21.7	13.4	49.4	43.5	13.6
Fire & allied lines	24.0	20.4	17.6	47.6	41.2	15.5
Other & product liability	19.9	19.2	3.6	40.4	38.1	6.0
Workers’ compensation	10.8	8.5	27.1	21.1	16.6	27.1
Other commercial	7.5	6.5	15.4	14.5	12.8	13.3

Total business	$114.3	100.7	13.5	$228.3	201.0	13.6

The business insurance segment net written premium increased 12.4% and 11.8% for the three and six months ended June 30, 2008, respectively, from the same 2007 periods. The increase is attributed to the New Pool Business and Organic Growth. The New Pool Business contributed 11.8% and 11.1% for the three and six months ended June 30, 2008, respectively, while Organic Growth increased 0.6% and 0.7% for the respective periods. Business insurance continues to be impacted by rate competition as well as ease of doing business issues; we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have expanded our marketability by introducing new products, enhancing existing products and broadening eligibility. For our property and liability business, we have also implemented a more granular pricing process that we believe will help us price risks more accurately and improve account retention; we are pursuing the same for our commercial auto and workers compensation lines of business. In addition, we have broadened our property, liability, auto and workers compensation pricing ranges to recognize better the spectrum of risks within our markets. In the second quarter 2008, we introduced an enhanced Employment Practices Liability product to agents in all states and added enhanced functionality for agents to perform more detailed loss analysis on their existing book of business insurance policies.

We also continue to enhance our back office systems, which makes it easier for agents to quote and submit business insurance accounts. Leveraging real-time and straight through processing functionality, we introduced bizXpressSM, our web-based

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

quote and issuance system for business owners policies in 2007, and we expanded its functionality to include commercial auto risks in all states in the second quarter 2008.

Similar to our personal lines segment, we are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s acquisition of Beacon National in early 2007. During the fourth quarter of 2007 we introduced our business product portfolio in Texas. In addition, we plan to leverage our relationship with the Patrons Mutual agency distribution channel to add upgraded business insurance product lines and new systems into Connecticut. We estimate that by the end of 2008, our Connecticut agency distribution channel will be able to offer State Auto commercial, auto and workers compensation products.

Losses and Expenses

Our GAAP Loss and LAE ratio (“GAAP Loss Ratio”) was 84.0% and 80.4% for the three and six months ended June 30, 2008, respectively, as compared to 63.3% and 60.1% for the same 2007 periods, respectively. The increase in the GAAP Loss and LAE Ratios were primarily due to the catastrophe storm losses for both our personal and commercial segments. In addition, we have also experienced an increase in the frequency of our losses within our nonstandard personal automobile lines and an increase in severity of claims within our standard auto business.

Catastrophe losses for the three and six months ended June 30, 2008 totaled $76.8 million (27.3 loss ratio points) and $111.8 million (20.0 loss ratio points), respectively, compared to $20.7 million (8.2 loss ratio points) and $28.8 million (5.7 loss ratio points), respectively, for the same 2007 periods, respectively. During the three months ended June 30, 2008, the Company experienced losses from 16 different storms that were classified as numbered catastrophes by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry-wide and affecting significant numbers of insureds and insurers. This uncommon catastrophe activity has impacted 26 of our 33 operating states. For the first six months of 2008, the Company experienced loss from a total of 24 classified catastrophes, as compared to 18 for all of 2007. The catastrophes have had a significant impact on both our personal and business insurance property lines.

The following table provides our insurance segments’ comparative SAP Loss and LAE Ratios by major line of business for 2008 and 2007:

	SAP Loss and LAE Ratios
	Three months ended June 30			Six months ended June 30
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Personal insurance segment:
Standard auto	68.6	57.7	10.9	68.7	61.7	7.0
Nonstandard auto	76.0	65.9	10.1	80.5	63.7	16.8
Homeowners	126.4	86.9	39.5	111.5	71.5	40.0
Other personal	88.0	50.1	37.9	82.0	30.1	51.9
Total personal	88.6	66.9	21.7	83.9	63.6	20.3

Business insurance segment:
Commercial auto	62.2	49.2	13.0	59.4	49.5	9.9
Commercial multi-peril	99.7	59.7	40.0	96.6	58.1	38.5
Fire & allied lines	109.8	53.0	56.8	97.1	54.6	42.5
Other & product liability	49.9	45.3	4.6	63.9	42.7	21.2
Workers’ compensation	63.8	113.1	(49.3)	57.7	93.6	(35.9)
Other commercial	31.8	39.5	(7.7)	34.3	26.1	8.2
Total business	76.3	56.3	20.0	74.4	53.3	21.1
Total SAP personal & business	83.6	62.7	20.9	80.0	59.5	20.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The personal insurance segment’s SAP Loss and LAE Ratio (“SAP Loss Ratio”) for the three months ended June 30, 2008 increased 21.7 points from the same 2007 period. Catastrophes accounted for 28.9 loss ratio points in the second quarter 2008 compared to 11.8 loss ratio points in the same 2007 period. Standard auto’s SAP Loss and LAE Ratio increase can be attributed to higher catastrophe losses as well as a rise in the severity of bodily injury and uninsured motorists reported claims. The increase in the nonstandard auto SAP Loss and LAE Ratio was primarily the result of an increase in the frequency of claims across multiple coverages during the second quarter 2008 compared to the second quarter 2007. The second quarter 2008 increase in the homeowners SAP Loss and LAE Ratio was entirely due to catastrophes. The homeowners non-catastrophe SAP Loss and LAE Ratio was down slightly. Catastrophe losses accounted for approximately 75% of the increase in the other personal SAP Loss and LAE Ratio.

For the first six months of 2008 the personal insurance segment SAP Loss and LAE Ratio increased 20.3 points from the same 2007 period. Catastrophes accounted for 22.2 loss ratio points in the first half of 2008 compared to 8.1 points in the same 2007 period. The non-catastrophe personal lines SAP Loss and LAE Ratio for the first six months of 2008 was 6.3 loss ratio points higher than this ratio for the same 2007 period. The increase in the non-catastrophe standard auto SAP Loss and LAE Ratio of 4.9 points was attributable to an increase in the severity of reported bodily injury and uninsured motorists’ claims and the establishment of reserves for the probable settlement of pending litigation in this line of business. This litigation and its ultimate settlement are not expected to materially impact our operations. The non-catastrophe increase of 15.6 points in the nonstandard auto SAP Loss and LAE Ratio was primarily the result of an increase in the frequency of claims.

The second quarter 2008 SAP Loss and LAE Ratio for the business insurance segment increased 20.0 loss ratio points from the same 2007 period primarily due to catastrophes. In general, the property lines were unfavorably impacted by catastrophes while the liability lines continued to generate favorable results. The increases in the commercial multi-peril and fire & allied lines SAP Loss and LAE Ratios were nearly all driven by catastrophe losses. Commercial auto’s SAP non-catastrophe related SAP Loss and LAE Ratios increased 11.1 points but remained within an acceptable range. The workers compensation second quarter 2008 SAP Loss and LAE Ratio improved 49.3 points from the same 2007 period because the 2007 period included an adverse development on prior year claim reserves.

The business insurance segment’s SAP and LAE Loss Ratio for the first six months of 2008 increased 21.1 points from the same 2007 period. Catastrophes accounted for 16.8 loss ratio points for the first six months of 2008 compared to 2.0 points for the first six months of 2007. Commercial auto SAP Loss and LAE Ratio increased 9.9 points to 59.4 but was still in an acceptable range for profitability. Nearly 70% of the increase in the commercial multi peril SAP Loss and LAE Ratio was due to catastrophe losses, with the remainder relating mostly to unfavorable development on prior year claims. The increase in the fire & allied lines SAP Loss and LAE Ratio was due almost entirely to catastrophes. The increase in the other & product liability SAP Loss and LAE Ratio was related primarily to a few large losses from prior accident years, including four umbrella losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable by major line of business at June 30, 2008 and December 31, 2007, respectively, and at January 1, 2008 as a result of the Pooling Change, are shown in the following table:

($ millions)	June 30, 2008	December 31, 2007	January 1, 2008 (1)	$ Change (2)
Personal insurance segment:
Standard auto	$181.4	169.1	177.9	$3.5
Nonstandard auto	19.9	18.3	18.3	1.6
Homeowners	95.7	53.4	62.5	33.2
Other personal	15.7	8.9	9.7	6.0

Total personal	312.7	249.7	268.4	44.3

Business insurance segment:
Commercial auto	90.0	77.8	89.1	0.9
Commercial multi-peril	99.7	78.8	85.9	13.8
Fire & allied lines	38.2	20.3	21.9	16.3
Product & other liability	147.1	130.1	139.0	8.1
Workers’ compensation	87.8	85.5	88.7	(0.9)
Other business	6.5	4.9	5.4	1.1

Total business	469.3	397.4	430.0	39.3

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$782.0	647.1	698.4	83.6

(1)

The December 31, 2007 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed by us on January 1, 2008 from the Pooling Change.

(2)	Calculated based on June 30, 2008 change from January 1, 2008.

As shown in the table above, there was an $83.6 million increase in total loss and loss expense reserves during the first half of 2008. The increase relates primarily to property lines which were impacted by 2008 catastrophes for which claims are in the settlement process but were not fully paid at June 30, 2008. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

The GAAP Expense Ratios were 31.9% and 33.2% for the three and six months ended June 30, 2008, respectively. During 2007, the three and six month GAAP Expense Ratios were 33.4% and 33.9% respectively. The second quarter 2008 GAAP Expense Ratio was 1.5 points lower than the second quarter 2007 GAAP Expense Ratio due to decreased payments made under the agents bonus program (payments under this program are based in part on profitability) and lower share-based compensation expenses (option grants were made in the first quarter 2008 as compared to the second quarter 2007) during the second quarter 2008. For the

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

first six months of 2008, the GAAP Expense Ratio was 0.7 point below the same 2007 period due primarily to decreased payments made under the agents bonus program.

Investment Operations Segment

At June 30, 2008, all investments in fixed maturity and equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity in “accumulated other comprehensive loss” and, as such, are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2007 Compared to 2006 – Investment Operations Segment” in Item 7 of the 2007 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at fair value at June 30, 2008 and December 31, 2007, respectively:

($ millions)	June 30, 2008		December 31, 2007
Fixed maturities	$1,803.3	88.7%	1,745.4	86.4
Equity securities	197.2	9.7	254.2	12.6
Other invested assets	33.5	1.6	20.3	1.0

Total available-for-sale investments	$2,034.0	100.0%	2,019.9	100.0

The amortized cost and fair value of fixed maturities at June 30, 2008, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$7.9	7.9
Due after 1 year through 5 years	63.1	65.0
Due after 5 years through 10 years	408.6	419.5
Due after 10 years	1,140.0	1,127.9
Mortgage-backed securities	185.9	183.0

Total	$1,805.5	1,803.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

The following table provides a breakdown of our investment portfolio percentages by investment type at June 30, 2008 and December 31, 2007. Note that we measure our investment portfolio allocation with fixed maturities at amortized cost and equities at fair value.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)	June 30, 2008	% of Total	December 31, 2007	% of Total
Core fixed maturities	$1,758.7	83.2	1,710.0	82.6
Treasury inflation protected securities	46.8	2.2	12.9	0.6
Large-cap equities	187.8	8.9	242.7	11.7
Small-cap equities	9.4	0.4	11.5	0.6
International instruments	29.3	1.4	15.9	0.8
Other invested assets	5.3	0.2	5.7	0.3
Cash and cash equivalents	77.5	3.7	70.9	3.4

Total portfolio	$2,114.8	100.0	2,069.6	100.0

Investment Operations Revenue

Net investment income for the three and six months ended June 30, 2008 increased $1.7 million and $2.8 million, respectively from the same 2007 periods. The growth in net investment income is attributed to an increase in average invested assets, from $2,351.2 million at June 30, 2007 to $2,136.8 million at June 30, 2008 due to our insurance segments’ favorable underwriting cash flows, as well as the $92.0 million in cash received in conjunction with the Pooling change. The pre-tax investment yields decreased slightly due in part to the shift over the last few years to a high percentage of tax exempt securities. After tax, our net investment income for the three and six months ended June 30, 2008 was $19.4 million (12.5% effective tax rate) and $38.9 million (13.0% effective tax rate), respectively, as compared to $18.0 million (12.4% effective tax rate) and $36.2 million (13.5% effective tax rate) for the same 2007 periods.

($ millions)	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Gross investment income:
Fixed income securitites	$20.3	18.7	$39.5	37.5
Equity securities	1.4	1.4	2.8	2.8
Other	1.2	0.9	3.5	2.5

Total gross investment income	22.9	21.0	45.8	42.8
Investment expenses	0.6	0.4	1.1	0.9

Net investment income	$22.3	20.6	$44.7	41.9

Average invested assets (at cost)	$2,136.8	1,973.6	$2,135.1	1,962.6
Annualized investment yield	4.2%	4.2	4.2%	4.3
Annualized investment yield after tax	3.6%	3.7	3.6%	3.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Realized gains and losses on investment sales are summarized as follows:

	Three months ended June 30, 2008		Six months ended June 30, 2008
($ millions)	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$0.3	$44.5	$0.7	$78.5
Equity securities	5.2	22.8	7.2	32.1

Total realized gains	5.5	67.3	7.9	110.6
Realized losses:
Fixed maturities	—	—	—	—
Equity securities	(3.1)	3.0	(7.3)	14.8

Total realized losses	(3.1)	3.0	(7.3)	14.8

Net realized gains on investments	$2.4	$70.3	$0.6	$125.4

During the three and six months ended June 30 2008, we sold fixed maturities to realize gains on lower-rated bonds and replace with higher-rated coupon bonds as well as raised money to settle intercompany transactions, including intercompany dividends.

During the three and six months ended June 30, 2008, equity sales were executed for various reasons, including the achievement of our price target. In addition, during the second quarter, we recognized realized losses on two equity positions within the financial services and consumer sectors due to recent changes in business conditions, which in our opinion, greatly diminished future business prospects. The $3.1 million and $7.3 million of realized losses for the three and six months ended June 30, 2008 of includes the recognition of realized losses from sales activity of $0.4 million and $3.5 million, respectively. During the first quarter, we re-evaluated our investment and commercial bank holdings, in response to the adverse market reaction during the quarter to negative earnings of various large companies within this sector, and subsequently sold three equity positions within the financial services sector each at a loss. In addition, we recognized realized losses on two equity positions within the manufacturing and financial services sectors due to announced changes in business conditions, which in our opinion, diminished their future business prospects.

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

We did not recognize any other-than-temporary impairments on our fixed maturity portfolio during the first six months of 2008.

The $3.1 million and $7.3 million of realized losses for the three and six months ended June 30, 2008 includes the recognition of other-than-temporary impairments of $2.7 million and $3.8 million, respectively. During the three and six months ended June 30, 2008, we recognized other-than-temporary impairments on two equity positions within the financial services sector from our large cap equity portfolio, which totaled $2.0 million. The other-than-temporary impairments recognized in 2008 were limited to these securities, based on specific facts and judgments related to these particular issuers.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

During the three and six months ended June 30, 2008, we recognized $0.7 million and $1.8 million, respectively, in other-than-temporary impairments within our externally managed small cap portfolio, for which we are unable to make the assertion regarding our intent to hold securities in this portfolio that are currently valued below cost until recovery in the near term.

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at June 30, 2008 determined that there were also no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses at June 30, 2008:

($ millions, except # of positions) Investment Category:	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Fixed Maturities:
U.S. Treasury securities	$113.2	$2.1	36	$0.2	6	$115.1
States & political subdivisions	1,494.7	17.4	298	18.5	371	1,493.6
Corporate securities	11.7	0.2	9	0.2	5	11.7
Mortgage-backed securities of U.S. Gov. Agencies	185.9	1.3	13	4.3	57	182.9

Total fixed maturities	1,805.5	21.0	356	23.2	439	1,803.3
Equity Securities:
Consumer	67.8	10.2	75	4.0	11	74.0
Technologies	33.0	4.4	62	2.2	6	35.2
Pharmaceuticals	8.4	0.4	8	0.5	1	8.3
Financial services	19.5	0.3	68	0.9	5	18.9
Manufacturing & other	54.2	8.7	157	2.1	8	60.8

Total equity securities	182.9	24.0	370	9.7	31	197.2
Other invested assets	36.0	0.1	1	2.6	2	33.5

Total investments	$2,024.4	$45.1	727	$35.5	472	$2,034.0

The following table presents the detail of our cumulative unrealized holding gains, net of deferred taxes that are included as a component of accumulated comprehensive loss at June 30, 2008 and December 31, 2007, respectively, and the change in unrealized holding gains, net of deferred tax for six months ended June 30, 2008.

Available-for-sale Cumulative unrealized holding gain (loss):	June 30, 2008	December 31, 2007	$ Change
Fixed maturities	$(2.2)	$22.5	$(24.7)
Equities	14.3	44.0	(29.7)
Other invested assets	(2.5)	0.3	(2.8)

Cumulative unrealized holding gains	9.6	66.8	(57.2)
Deferred federal income tax asset	(3.4)	(23.4)	20.0

Cumulative unrealized holding gains, net of tax	$6.2	$43.4	$(37.2)

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

The table below shows our investments by Level at June 30, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,803.3	$—	$1,801.2	$2.1
Equity securities	197.2	197.2	—	—
Other invested assets	33.5	3.8	—	29.7

Total available-for-sale investments	$2,034.0	$201.0	$1,801.2	$31.8

As of June 30, 2008, Level 3 assets as a percentage of total assets were 1.3% which we have determined to be insignificant.

Other Income Statement Items

Interest expense on our debt was $1.8 million and $3.7 million versus $1.8 million and $3.7 million for the three and six months ended June 30, 2008 and 2007, respectively.

Loss before federal income taxes for the three and six months ended June 30, 2008 was $24.2 million and $39.2 million, respectively, compared to income of $28.9 million and $69.7 million, respectively, for the same 2007 periods. The pre-tax loss for the second quarter and the first six months of 2008, was primarily the result of a significant increase in catastrophe storm losses compared to the same 2007 periods. The uncertainty of our expected 2008 full year results precludes us from making a reliable estimate of the effective tax rate for the year. Accordingly, the Company recorded a tax benefit for the results of the six months ended June 30, 2008. The effective tax rate for the three and six months ended June 30, 2007 was 19.0% and 22.2%, respectively, which reflects the impact of tax exempt investment income.

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

At June 30, 2008 and December 31, 2007, we had $77.5 million and $70.9 million, respectively, of cash and cash equivalents and $2,034.0 million and $2,019.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $117.6 million for the first six months of 2008 versus $24.5 million for the same 2007 period. Materially impacting cash flows from operations in 2008 as compared to 2007 were the following:

•	$92.0 million of cash received in 2008 in conjunction with the Pooling Change;
•	Federal income tax payments of $18.0 million in 2008 compared to $30.5 million in 2007;
•	Cash contribution to the defined benefit plan of $4.0 million in 2008 compared to no cash funding during the comparable 2007 period.

Net cash used in investing activities was $68.1 million for the first six months of 2008 compared to $65.3 million in the same 2007 period. While net cash used in investing activities was similar for both years, the 2008 activities were driven primarily by the investment of $92.0 million received from the Pooling Change; whereas, the 2007 activities related to the shift of our bond portfolio from taxable to tax exempt securities.

Net cash used in financing activities was $42.9 million for the first six months of 2008 compared to $6.2 million during the same 2007 period. The current year includes $33.2 million used for common stock repurchases under our stock repurchase program discussed below. In addition we paid dividends of $12.0 million during the first half of 2008 compared to $8.2 million for the same 2007 period.

On May 7, 2008, State Auto Financial’s board of directors declared a quarterly cash dividend for $0.15 per share compared to $0.10 per share from the same 2007 period. The dividend was payable June 30, 2008 to shareholders of record at the close of business on June 16, 2008. This is the 68th consecutive quarterly cash dividend declared since STFC had its initial public offering in 1991. STFC’s dividend payments have increased at a compound average annual growth rate of 17% since 1991.

To fund capital transactions and provide additional working capital to State Auto Financial, in March 2008 Milbank, Farmers, and State Auto National Insurance Company (“SA National”) declared cash dividends of $14.0 million and $4.0 million and $7.0 million, respectively. The cash transfer of dividends was completed in April 2008. The dividends from Milbank, Farmers and SA National were paid from unassigned statutory surplus and were not considered to be extraordinary for regulatory purposes.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2008 and outstanding at June 30, 2008.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of June 30, 2008, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2007 through June 30, 2008 ranged from 6.88 to 9.78%.

Credit Agreement

State Auto Financial has a Credit Agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility ( “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $250.0 million, provided that no event of default has occurred and is continuing. While, the Credit Facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we intend to keep a portion of the Credit Facility available in the event there is a need to fund losses related to catastrophes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of June 30, 2008, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement.

Reinsurance Arrangements

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Except as described in the following paragraph there have been no material changes in our reinsurance arrangements since December 31, 2007. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2007 Form 10-K.

As of July 1, 2008 we made revisions to our property catastrophe reinsurance program by extending the coverage by $20.0 million. On a combined basis, the members of the State Auto Group now retain the first $55.0 million of catastrophe losses, each occurrence, with a 5% co-participation on the next $100 million (previously $80 million) of covered loss, each occurrence. We also renewed our property per risk, casualty excess of loss, workers’ compensation excess of loss and workers’ compensation catastrophe excess of loss programs as of July 1, 2008 with no material revisions. Overall, the change in cost for these programs is not expected to be material to our quarter or year to date results of operations. We did not renew the intercompany catastrophe agreement between State Auto P&C and the other members of the State Auto Group.

Stock Repurchase Program

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of State Auto Financial’s common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. For the three months ended June 30, 2008, a total 452,667 common shares were purchased under this program at an average purchase price of $27.45 for a total of $12.4 million. Since inception through June 30, 2008, a total 2,028,116 common shares have been purchased under this program at an average purchase price of $27.26 for a total of $55.3 million.

Regulatory Considerations

At June 30, 2008, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
04/01/08 thru 04/30/08	122,829	(2)	$27.80	121,326	2,303,225
05/01/08 thru 05/31/08	331,341	(3)	27.31	331,341	1,971,884
06/01/08 thru 06/30/08	6,136	(4)	28.17	—	1,971,884

Total	460,306		$27.45	452,667

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

(2)	1,503 shares acquired as a result of stock swap option exercises.
(3)	No shares acquired as a result of stock swap option exercises.
(4)	These shares acquired as a result of stock swap option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of State Auto Financial Corporation was held on May 7, 2008. The total shares represented at the meeting were 38,379,775 common shares. This constituted 95.9% of the Company’s 40,036,870 common shares outstanding as of March 14, 2008, the record date for the determination of shareholders entitled to notice of and to vote at the annual meeting. Items below without broker non-vote counts are considered routine matters, and broker non-votes do not apply to routine matters.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

At the annual meeting, the shareholders voted on the following proposals:

1.

The election of David J. D’Antoni, David R. Meuse, and S. Elaine Roberts as Class II directors, each to hold office until the 2011 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

	Number of Votes
	For	Withheld
David J. D’Antoni	36,838,832	1,540,944
David R. Meuse	38,277,963	101,813
S. Elaine Roberts	38,144,956	234,819

On the basis of this vote, each of David J. D’Antoni, David R. Meuse, and S. Elaine Roberts was elected as a Class II director to serve until the 2011 annual meeting and until a successor is elected and qualified.

2.	A proposal to approve an Amendment to the Company’s 1991 Employee Stock Purchase and Dividend Reinvestment Plan and Trust.

For the Proposal	Opposed to Proposal	Abstain	Broker Non-Vote
35,507,397	84,192	832,824	1,955,362

On the basis of this vote, the proposal to approve the Amendment to the Company’s 1991 Employee Stock Purchase and Dividend Reinvestment Plan and Trust was adopted by the shareholders.

3.	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008.

For the Proposal	Opposed to Proposal	Abstain
36,976,193	1,387,851	15,730

On the basis of this vote, the proposal to ratify the selection of Ernst  & Young LLP as the Company’s independent registered public accountants for 2008 was adopted by the shareholders.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	First Amendment to Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies

10.02	Fourth Amendment to the 1991 Employee Stock Purchase and Dividend Reinstatement Plan

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 7, 2008	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)