Form 10-Q
period 2008-09-30
State Auto Financial CORP
filed 2008-11-05
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

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

Yes  ☐     No  ☒

On October 31, 2008, the Registrant had 39,556,849 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2008

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2008 (unaudited)	December 31 2007 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,812.1 and $1,722.9, respectively)	$1,756.0	1,745.4
Equity securities, available-for-sale, at fair value (cost $179.1 and $210.2, respectively)	191.7	254.2
Other invested assets, available-for-sale, at fair value (cost $44.0 and $20.1, respectively)	36.2	20.3
Other invested assets	1.1	1.3

Total investments	1,985.0	2,021.2
Cash and cash equivalents	89.1	70.9
Accrued investment income and other assets	43.5	42.1
Deferred policy acquisition costs	125.8	105.8
Pension asset	7.8	2.7
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.8 and $1.2, respectively)	29.2	11.2
Prepaid reinsurance premiums	7.0	6.0
Due from affiliate	6.7	19.4
Current federal income taxes	41.4	—
Deferred federal income taxes	94.2	46.1
Property and equipment, at cost (net of accumulated depreciation of $6.1 and $5.6, respectively)	12.5	12.5

Total assets	$2,442.2	2,337.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $367.1 and $257.2, respectively)	$845.8	658.3
Unearned premiums (affiliates $174.7 and $119.5, respectively)	520.1	436.0
Notes payable (affiliates $15.5 and $15.5, respectively)	117.7	118.0
Postretirement benefits	128.8	125.2
Current federal income taxes	—	7.8
Other liabilities	42.0	57.1

Total liabilities	1,654.4	1,402.4
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.3 and 46.0 shares issued, respectively, at stated value of $2.50 per share	115.7	115.0
Treasury stock, 6.8 and 5.5 shares, respectively, at cost	(115.5)	(81.0)
Additional paid-in capital	107.1	98.2
Accumulated other comprehensive loss	(75.3)	(3.3)
Retained earnings	755.8	806.6

Total stockholders’ equity	787.8	935.5

Total liabilities and stockholders’ equity	$2,442.2	2,337.9

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2008	2007
Earned premiums (ceded to affiliates $175.4 and $174.1, respectively)	$280.7	252.1
Net investment income	23.0	21.1
Net realized (losses) gains on investments	(4.3)	6.4
Other income (affiliates $0.8 and $0.8, respectively)	1.2	1.3

Total revenues	300.6	280.9

Losses and loss expenses (ceded to affiliates $126.7 and $115.4, respectively)	231.2	164.6
Acquisition and operating expenses	94.9	82.6
Interest expense (affiliates $0.3 and $0.4, respectively)	1.8	1.9
Other expenses, net	2.9	3.2

Total expenses	330.8	252.3

(Loss) income before federal income taxes	(30.2)	28.6

Federal income tax (benefit) expense	(15.5)	5.4

Net (loss) income	(14.7)	23.2

(Loss) earnings per common share:
Basic	$(0.37)	0.56

Diluted	$(0.37)	0.55

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2008	2007
Earned premiums (ceded to affiliates $522.2 and $520.6, respectively)	$841.0	757.3
Net investment income	67.7	63.0
Net realized (losses) gains on investments	(3.7)	11.1
Other income (affiliates $2.4 and $2.4, respectively)	3.6	3.7

Total revenues	908.6	835.1

Losses and loss expenses (ceded to affiliates $421.4 and $315.9, respectively)	681.9	468.0
Acquisition and operating expenses	280.9	254.0
Interest expense (affiliates $0.9 and $1.1, respectively)	5.5	5.6
Other expenses, net	9.7	9.2

Total expenses	978.0	736.8

(Loss) income before federal income taxes	(69.4)	98.3

Federal income tax (benefit) expense	(38.9)	20.9

Net (loss) income	$(30.5)	77.4

(Loss) earnings per common share:
Basic	$(0.77)	1.88

Diluted	$(0.77)	1.86

Dividends paid per common share	$0.45	0.35

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2008	2007
Cash flows from operating activities:
Net (loss) income	$(30.5)	77.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	6.4	8.3
Share-based compensation	4.8	4.9
Net realized losses (gains) on investments	3.7	(11.1)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(7.2)	(3.9)
Accrued investment income and other assets	(2.0)	(1.1)
Postretirement and pension benefit assets	4.0	2.4
Other liabilities and due to/from affiliates, net	(2.8)	(18.5)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(19.0)	1.5
Losses and loss expenses payable	136.2	16.0
Unearned premiums	30.5	19.8
Excess tax benefits on share based awards	0.4	0.2
Federal income taxes	(59.0)	(18.8)
Cash provided from Pooling Arrangement Amendment effective January 1, 2008	92.0	—

Net cash provided by operating activities	157.5	77.1

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(253.9)	(280.6)
Purchases of equity securities – available-for-sale	(27.2)	(34.9)
Purchases of other invested assets	(24.7)	(0.7)
Maturities, calls and pay downs of fixed maturities – available-for-sale	41.3	68.6
Sales of fixed maturities – available-for-sale	119.3	148.0
Sales of equity securities – available-for-sale	53.0	77.5
Sales of other invested assets	0.9	1.7
Net additions of property and equipment	(0.4)	(0.4)

Net cash used in investing activities	(91.7)	(20.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	3.1	2.5
Payments to acquire treasury shares	(33.2)	(2.7)
Excess tax benefits on share based awards	0.4	0.2
Payment of dividends	(17.9)	(14.5)

Net cash used in financing activities	(47.6)	(14.5)

Net increase in cash and cash equivalents	18.2	41.8

Cash and cash equivalents at beginning of period	70.9	73.4

Cash and cash equivalents at end of period	$89.1	115.2

Supplemental disclosures:
Federal income taxes paid	$18.0	39.3

Interest paid (to affiliates $0.9 and $1.1, respectively)	$4.1	4.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement imposes no new requirements for additional fair-value measures in financial statements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not require any adjustments to the Company’s previously reported financial statements. See Note 2 for interim period required disclosures.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157’s definition of fair value focuses on the price that would be received to sell an asset or paid to transfer a liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation is to include margins for credit risk and liquidity even if they are not observable.

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

Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that current market participants would use in pricing the asset or liability (including assumptions about risk).

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2008:

$ millions	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,756.0	—	1,753.8	2.2
Equity securities	191.7	191.7	—	—
Other invested assets	36.2	3.4	—	32.8

Total	$1,983.9	195.1	1,753.8	35.0

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter, a reconciliation of the beginning and ending balances, separately for each major category of assets is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2008

$ millions	Fixed Maturities	Other Invested Assets
Beginning balance at July 1, 2008	$2.1	29.7
Total gains or losses (realized)	—	—
included in other comprehensive income - total gains or (losses) unrealized	0.1	(4.9)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Ending balance at September 30, 2008	$2.2	32.8

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2008

$ millions	Fixed Maturities	Other Invested Assets
Beginning balance at January 1, 2008	$2.1	16.3
Total gains or losses (realized)	—	—
included in other comprehensive income - total gains or (losses) unrealized	0.1	(7.5)
Purchases, issuances, and settlements	—	24.0
Transfers in and/or out of Level 3	—	—

Ending balance at September 30, 2008	$2.2	32.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

3. Reinsurance

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company, Milbank Insurance Company, Farmers Casualty Insurance Company, and State Auto Insurance Company of Ohio, (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, State Auto Florida Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”) (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.”

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

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Premiums earned:
Assumed from other insurers and reinsurers	$1.6	1.6	$4.3	4.7
Assumed under State Auto Pool and other affiliate arrangements	270.1	241.3	808.7	724.9
Ceded to other insurers and reinsurers	(6.7)	(5.6)	(16.3)	(14.6)
Ceded under State Auto Pool and other affiliate arrangements	(175.4)	(174.1)	(522.2)	(520.6)

Net assumed premiums earned	$89.6	63.2	$274.5	194.4

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.6	0.9	$1.9	1.0
Assumed under State Auto Pool and other affiliate arrangements	224.1	156.7	655.1	443.5
Ceded to other insurers and reinsurers	(18.5)	(0.8)	(20.1)	(2.6)
Ceded under State Auto Pool and other affiliate arrangements	(126.7)	(115.4)	(421.4)	(315.9)

Net assumed losses and loss expenses incurred	$79.5	41.4	$215.5	126.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies’ pension and postretirement benefit plans:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2.2	2.3	$1.3	1.4	$6.6	6.8	$3.9	4.2
Interest cost	3.4	3.1	1.9	1.8	10.2	9.3	5.7	5.4
Expected return on plan assets	(4.8)	(4.5)	—	—	(14.4)	(13.5)	—	(0.1)
Amortization of prior service costs	0.1	0.1	0.1	0.1	0.3	0.3	0.3	0.3
Amortization of transition assets	(0.2)	(0.2)	—	—	(0.6)	(0.5)	—	—
Amortization of net loss	0.7	1.0	—	0.2	2.1	3.0	—	0.6

Net periodic cost	$1.4	1.8	$3.3	3.5	$4.2	5.4	$9.9	10.4

The Company expects to contribute $12.0 million to its pension plan during 2008. For the three and nine months ended September 30, 2008, the Company has contributed $4.0 million and $8.0 million, respectively in cash to its pension plan.

5. (Loss) Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Numerator:
Net (loss) income for basic earnings per share	$(14.7)	23.2	$(30.5)	77.4

Denominator:
Basic weighted average shares outstanding	39.5	41.2	39.7	41.1
Effect of dilutive share-based awards	—	0.5	—	0.7

Diluted weighted average shares outstanding	39.5	41.7	39.7	41.8

Basic (loss) earnings per share	$(0.37)	0.56	$(0.77)	1.88

Diluted (loss) earnings per share	$(0.37)	0.55	$(0.77)	1.86

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Number of options	1.4	1.1	1.4	0.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related tax, are as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Net (loss) income	$(14.7)	23.2	$(30.5)	77.4
Other comprehensive (loss) income:
Change in unrealized holding (loss) gains, net of tax	(39.6)	10.2	(76.8)	(4.1)
Amortization of gain on derivative used in cash flow hedge	—	(0.1)	—	(0.1)
Amortization of pension and postretirement benefit obligations, net of tax	0.5	0.2	1.4	0.6

Other comprehensive (loss) income	(39.1)	10.3	(75.4)	(3.6)

Comprehensive (loss) income	$(53.8)	33.5	$(105.9)	73.8

7. Segment Information

The Company has three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through our independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. The Company’s investable assets, the investment operations segment, are managed by Stateco Financial Services, Inc (“Stateco”), a wholly owned subsidiary. The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the periods ended September 30:

($ millions)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Revenues from external sources:
Insurance segments
Personal insurance	$167.6	152.4	$499.6	456.6
Business insurance	113.1	99.7	341.4	300.7

Total insurance segments	280.7	252.1	841.0	757.3
Investment operations segment
Net investment income	23.0	21.1	67.7	63.0
Realized (losses) capital gains	(4.3)	6.4	(3.7)	11.1

Total investment operations segment	18.7	27.5	64.0	74.1
All other	1.2	1.3	3.6	3.7

Total revenues from external sources	300.6	280.9	908.6	835.1

Intersegment revenues	(2.4)	2.3	(7.3)	7.0

Total revenues	298.2	283.2	901.3	842.1
Reconciling items:
Intersegment expenses	2.4	(2.3)	7.3	(7.0)

Total consolidated revenues	$300.6	280.9	$908.6	835.1

Segment (loss) income before federal income tax:
Insurance segments:
Personal insurance SAP underwriting (loss) gain	$(31.6)	0.8	$(78.4)	22.5
Business insurance SAP underwriting (loss) gain	(14.3)	5.9	(53.3)	21.5

Total insurance segments	(45.9)	6.7	(131.7)	44.0
Investment operations segment:
Net investment income	23.0	21.1	67.7	63.0
Realized capital (losses) gains	(4.3)	6.4	(3.7)	11.1

Total investment operations segment	18.7	27.5	64.0	74.1
All other segments	(0.5)	(0.6)	(1.4)	(2.0)

Total segment (loss) income before taxes	(27.7)	33.6	(69.1)	116.1

Reconciling items:
GAAP expense adjustments	(0.3)	(2.2)	7.1	(10.2)
Interest expense on corporate debt	(1.8)	(1.9)	(5.5)	(5.6)
Corporate expenses	(0.4)	(0.9)	(1.9)	(2.0)

Total consolidated (loss) income before federal income taxes	$(30.2)	28.6	$(69.4)	98.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the period ended September 30:

($ millions)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Revenues from significant reportable segments:
Insurance Segments – Premiums earned:

Standard personal auto	$96.9	89.7	$285.3	267.6
Nonstandard personal auto	10.7	10.7	32.3	32.3
Homeowners	53.0	46.3	160.8	139.6
Other personal	7.0	5.7	21.2	17.1

Total personal insurance	167.6	152.4	499.6	456.6
Commercial auto	27.7	24.1	83.0	72.9
Commercial multi-peril	24.3	21.6	73.7	65.1
Fire & allied lines	23.0	20.7	70.6	61.9
Other & product liability	20.0	18.7	60.4	56.8
Workers’ compensation	11.1	8.1	32.2	24.7
Other business	7.0	6.5	21.5	19.3

Total business insurance	113.1	99.7	341.4	300.7

Total premiums earned	280.7	252.1	841.0	757.3

Net investment income	23.0	21.1	67.7	63.0
Realized capital (losses) gains	(4.3)	6.4	(3.7)	11.1

Total investment operations	18.7	27.5	64.0	74.1

Total revenues from significant reportable segments	$299.4	279.6	$905.0	831.4

Investable assets attributable to the Company’s investment operations segment totaled $2,074.1 million at September 30, 2008 and $2,092.1 million at December 31, 2007.

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

9. Income Taxes

Loss before federal income taxes for the three and nine months ended September 30, 2008 was $30.2 million and $69.4 million, respectively, compared to income of $28.6 million and $98.3 million, respectively, for the same 2007 periods. The pre-tax losses for the third quarter and the first nine months of 2008, were primarily the result of significant increases in catastrophe storm losses compared to the same 2007 periods. The uncertainty of our expected 2008 full year results precludes us from making a reliable estimate of the effective tax rate for the year. Accordingly, the Company recorded a tax benefit for the results of the nine months ended September 30, 2008. The effective tax rate for the three and nine months ended September 30, 2007 was 19.0% and 21.3%, respectively, which also reflects the impact of tax exempt investment income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Subsequent events

Employee Benefit Plans

In October 2008, the Company announced a substantive change to increase retiree cost sharing within the postretirement medical plan, effective January 1, 2009. This change will allow the Company to manage its overall company costs and continue to provide a competitive retiree medical plan for all associates and current retirees. The increase will be phased in over five years for current retirees and those associates who announce their retirement before the end of the year and retire in the first half of 2009.

The following table provides the incremental effect on the Company’s balance sheet at October 1, 2008, for remeasurement of the postretirement benefit obligation for this cost sharing change:

($ millions)	September 30 2008	Effect of Remeasurement	October 1 2008
Assets:
Deferred federal income taxes	$94.2	(18.0)	76.2
Liabilities:
Postretirement benefits	$128.8	(45.0)	83.8
Stockholder’s Equity:
Accumulated other comprehensive loss	$(75.3)	27.0	(48.3)

In October 2008, the Company offered an early retirement incentive option to retirement eligible associates. This early retirement option is deemed a special termination benefit under SFAS No. 88 – “Employers’ Accounting for Settlements and Curtailments of Define Benefit Pension Plans and for Termination Benefits.” An employer offering special termination benefits to employees must recognize a liability and an expense when the following conditions are met: 1) the employees accept the offer, and 2) the amount can be reasonably estimated. The Company will recognize an expense during the fourth quarter 2008 for the acceleration of certain benefits for those retirement eligible associates who elect early retirement. The Company has estimated this expense to be up to $4.0 million depending on the number who elect to participate.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2008 and December 31, 2007, and for the consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2007 (the “2007 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2007 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

We have three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners insurance to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. Our investable assets, the investment operations segment, are managed by our subsidiary Stateco Financial Services, Inc (“Stateco”). The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities. Financial information about our segments is set forth in Note 7 of our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement imposes no new requirements for additional fair-value measures in financial statements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not require any adjustments to the Company’s previously reported financial statements.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2008, we recognized a net loss of $14.7 million and $30.5 million, respectively, compared to net income of $23.2 million and $77.4 million, respectively for the same 2007 periods. Loss before federal income taxes for the three and nine months ended September 30, 2008 was $30.2 million and $69.4 million, respectively, compared to income before federal income taxes of $28.6 million and $98.3 million, respectively for the same 2007 periods. Our pre-tax loss for the three and nine months ended September 30, 2008 was primarily driven by the following factors:

o	Catastrophe losses for the three months ended September 30, 2008 were $54.7 million or 19.5 loss ratio points compared to $14.1 million or 5.6 loss ratio points for the same 2007 period.

•

While Hurricane Ike caused serious damage in Texas, most of our significant losses from this hurricane occurred in Ohio, Kentucky and Indiana when Hurricane Ike delivered tropical storm-force winds to parts of the Midwest. Hurricane Ike accounted for $45.2 million of losses or 16.1 loss ratio points for the three months ended September 30, 2008. This amount is net of estimated recoveries under our catastrophe reinsurance program.

o	Catastrophe losses for nine months ended September 30, 2008, were $166.5 million, or 19.8 loss ratio points, compared to $43.0 million, or 5.7 loss ratio points, for the same 2007 period.

•

To date ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service has identified 36 numbered catastrophes for the first nine months of 2008. We experienced losses from 34 of these 36 classified catastrophes, as compared to 18 for all of 2007. Hurricane Ike accounted for 5.4 loss ratio points of the 19.8 loss ratio points.

o	Impacting both our 2008 quarter and year to date written and earned premiums were the following:

•

As of July 1, 2008, we terminated our State Auto P&C intercompany catastrophe reinsurance agreement, which resulted in $0.8 million less net written and earned premiums within our property lines for the three and nine months ended September 30, 2008 when compared to the same 2007 periods.

•

Our third party catastrophe reinsurance program, which renewed July 1, 2008 (coverage period July 1, 2008 through June 30, 2009), incorporates a reinstatement provision should a loss occurrence exceed our retention. Under this provision, our original reinsurance coverage limits are automatically restored in consideration of an additional reinstatement premium (the “Reinstatement Premium”). The estimated ultimate loss resulting from Hurricane Ike exceeded our retention thereby causing two premium transactions to occur: 1) an acceleration of the recognition of the original annual premium to the date of loss occurrence in proportion to the reinsurance coverage exhausted and 2) the recognition of the Reinstatement Premium from the date of the loss occurrence to the end of the coverage period (June 30, 2009). The incremental impact of acceleration of the original annual premium plus the recognition Reinstatement Premium was $2.7 million during the third quarter. The incremental impact has the most significant effect on our property lines (homeowners $1.2 million, fire & allied lines $0.8 million and commercial multi-peril $0.4 million).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

o

During the three and nine months ended September 30, 2008, we recognized other-than-temporary impairments within our equity portfolio of $5.9 million and $9.6 million, respectively. See our detailed discussion in the “Investment Operations Segment” of this Form 10-Q.

The following table summarizes certain key performance metrics for the three and nine months ended September 30, 2008 and 2007 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2008	2007	2008	2007

Total revenue	$300.6	280.9	$908.6	835.1
Net (loss) income	$(14.7)	23.2	$(30.5)	77.4
Stockholders’ equity	$787.8	898.5
Book value per share	$19.94	21.85
Loss and LAE ratio(1)	82.4%	65.3%	81.1%	61.8%
Expense ratio(1)	33.8%	32.7%	33.4%	33.5%
Combined ratio(1)	116.2%	98.0%	114.5%	95.3%
Catastrophe loss and LAE ratio	19.5%	5.6%	19.8%	5.7%
Premium written growth(2)	13.5%	(0.6%)	18.8%	(0.4%)
Premium earned growth	11.3%	(1.4%)	11.1%	(1.5%)
Investment yield	4.3%	4.3%	4.2%	4.3%

	Three months ended September 30		Nine months ended September 30
SAP Basis:	2008	2007	2008	2007
Loss and LAE ratio(3)	82.0%	64.8%	80.7%	61.3%
Expense ratio(3)	32.4%	31.3%	31.8%	32.0%
Combined ratio(3)	114.4%	96.1%	112.5%	93.3%

			Twelve months ended September 30
			2008	2007
Net premiums written to surplus(4)			1.4	1.1

(1)	Defined below.
(2)

6.9 points of the percentage increase for the nine months ended September 30, 2008 related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.

(3)

The “SAP Loss and LAE Ratio” is losses and loss expenses as a percentage of net earned premiums. The “SAP Expense Ratio” is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. The “SAP Combined Ratio” is the sum of the SAP Loss and LAE Ratio and the SAP Expense Ratio.

(4)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures a company’s statutory surplus available to absorb losses.

________

Insurance Segments

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments. The more common financial

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

measures used are loss and LAE ratios, underwriting expense ratio, combined ratio, net written premiums and net earned premiums. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. When the combined ratio is less than 100%, the insurer is operating at an underwriting gain and when it is greater than 100%, the insurer is operating at an underwriting loss. Underwriting gain (loss) is determined by subtracting from net earned premiums, the amount of losses and loss expenses and underwriting expenses.

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

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP Combined Ratio for the three and nine months ended September 30, 2008 and 2007:

($ millions)	Three months ended September 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$183.2		$114.6		$297.8

Net earned premiums	167.6		113.1		280.7
Losses and loss expenses	144.8	86.4	85.4	75.5	230.2	82.0
Underwriting expenses	54.4	29.7	42.1	36.7	96.5	32.4

SAP underwriting loss and SAP Combined Ratio	$(31.6)	116.1	$(14.4)	112.2	$(46.0)	114.4

($ millions)	Three months ended September 30, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$162.4		$100.0		$262.4

Net earned premiums	152.4		99.7		252.1
Losses and loss expenses	105.5	69.2	57.8	58.0	163.3	64.8
Underwriting expenses	46.1	28.4	36.0	36.0	82.1	31.3

SAP underwriting gain and SAP Combined Ratio	$0.8	97.6	$5.9	94.0	$6.7	96.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended September 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums (1)	$544.8		$378.9		$923.7

Net earned premiums	499.6		341.4		841.0
Losses and loss expenses	423.4	84.7	255.2	74.8	678.6	80.7
Underwriting expenses	154.6	28.4	139.5	36.8	294.1	31.8

SAP underwriting loss and SAP Combined Ratio	$(78.4)	113.1	$(53.3)	111.6	$(131.7)	112.5

($ millions)	Nine months ended September 30, 2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$466.8		$310.7		$777.5

Net earned premiums	456.6		300.7		757.3
Losses and loss expenses	299.1	65.5	164.9	54.8	464.0	61.3
Underwriting expenses	135.1	28.9	114.3	36.8	249.4	32.0

SAP underwriting gain and SAP Combined Ratio	$22.5	94.4	$21.5	91.6	$44.0	93.3

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table shows the one-time impact on net written premiums for the nine months ended September 30, 2008 of the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change.

	Net Written Premiums
($ millions)	Including Pooling Change	Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Standard auto	$305.7	$7.9	$297.8
Nonstandard auto	33.3	—	33.3
Homeowners	181.3	14.4	166.9
Other personal	24.5	2.5	22.0

Total personal	544.8	24.8	520.0

Business insurance segment:
Commercial auto	92.9	10.0	82.9
Commercial multi-peril	82.3	6.1	76.2
Fire & allied lines	77.5	5.7	71.8
Product & other liability	65.9	3.9	62.0
Workers’ compensation	36.8	2.0	34.8
Other business	23.5	1.1	22.4

Total business	378.9	28.8	350.1

Total personal & business	$923.7	$53.6	$870.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 38.1% of our total consolidated net written premiums.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for 2008 and 2007 (the one-time impact of the Pooling Change has been excluded from the nine months ended September 30, 2008 to present net written premiums on a comparative basis):

($ millions)	Three months ended September 30			Nine months ended September 30
	2008	2007	% Change	2008	2007	% Change
	Net Written Premiums
Personal insurance segment:
Standard Auto	$103.8	92.9	11.7	$297.8	272.7	9.2
Nonstandard Auto	10.8	11.1	(2.7)	33.3	33.4	(0.3)
Homeowners	61.3	52.6	16.5	166.9	143.2	16.6
Other personal	7.3	5.8	25.9	22.0	17.5	25.7

Total personal	$183.2	162.4	12.8	$520.0	466.8	11.4

	Net Earned Premiums
Personal insurance segment:
Standard auto	$96.9	89.7	8.0	$285.3	267.6	6.6
Nonstandard auto	10.7	10.7	—	32.3	32.3	—
Homeowners	53.0	46.3	14.5	160.8	139.6	15.2
Other personal	7.0	5.7	22.8	21.2	17.1	24.0

Total personal	$167.6	152.4	10.0	$499.6	456.6	9.4

For the third quarter 2008, the personal insurance net written premium increased 12.8% from the same 2007 period, with 7.0% of this increase attributed to the New Pool Business and 5.8% of this attributed to “Organic Growth.” We define Organic Growth in this Form 10-Q as premium growth excluding premium growth related to the New Pool Business. In total, the personal insurance segment net written premium for the first nine months of 2008 increased 11.4% from the same 2007 period, with 7.0% of this increase attributed to the New Pool Business and 4.4% of this attributed to Organic Growth.

Our Organic Growth for net written premiums has been impacted by our decision in 2007 to withdraw our personal insurance products from Florida as of January 1, 2008. The net written premium loss from this action was $3.1 million and $9.7 million for the three and nine months ended September 30, 2008, respectively.

Standard personal auto net written premiums increased 11.7% and 9.2% for the three and nine months ended September 30, 2008, respectively, from the same 2007 periods. The increases are attributed to the New Pool Business and Organic Growth. The New Pool Business contributed 3.7% and 4.1% for the three and nine months ended September 30, 2008, respectively, while Organic Growth increased 8.0% and 5.1% for the same respective periods.

The primary product contributing to our increase in Organic Growth in standard personal auto is our CustomFitSM product which uses a multivariate rating approach that broadens the underwriting and eligibility guidelines for new customers. We have distributed this product in 24 of our 33 operative states since 2005 and subsequently have seen significant improvements in our net written premiums production trends for new business. In late 2007, we introduced the second generation of CustomFitSM into its first state. This second generation product includes approximately 1,000 additional price points to further improve rating sophistication. During 2008, we continued migrating CustomFitSM states to the second generation product.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in early 2007, we began implementing comparative rating tools which allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. To date, we have implemented 65 different integration points to our personal lines rating engine thus eliminating duplicate entry for agents. We believe agents will quote and write more personal standard and nonstandard auto, and homeowners, with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFitSM for standard auto and refined pricing for nonstandard auto.

Nonstandard auto net written premium decreased 2.7% and 0.3% for the three and nine months ended September 30, 2008, respectively, from the same 2007 periods. These decreases are the result of implementing agressive rate actions, improving our agency mix, and tightening underwriting controls to improve profit. As a result of these recent actions, we have experienced a gradual improvement in our underwriting results. See SAP Loss and LAE Ratios Table in the Losses and Expenses section included herein.

Homeowners net written premium increased 16.5% and 16.6% in the three and nine months ended September 30, 2008, respectively, from the same 2007 periods. The New Pool Business contributed 12.3% and 12.8% for the three and nine months ended September 30, 2008, while Organic Growth increased 4.2% and 3.8% for the respective periods. We have undertaken new homeowners pricing and product initiatives, such as various new home discounts that complement our CustomFitSM automobile rollout, in order to improve our premium growth.

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

The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for 2008 and 2007 (the one-time impact of the Pooling Change has been excluded from the nine months ended September 30, 2008 to present net written premiums on a comparative basis):

($ millions)	Three months ended September 30			Nine months ended September 30
	2008	2007	% Change	2008	2007	% Change
	Net Written Premiums
Business insurance segment:
Commercial auto	$27.0	22.7	18.9	$82.9	74.4	11.4
Commercial multi-peril	25.0	21.9	14.2	76.2	66.2	15.1
Fire & allied lines	24.5	21.9	11.9	71.8	63.2	13.6
Other & product liability	19.4	17.8	9.0	62.0	58.8	5.4
Workers’ compensation	12.1	9.1	33.0	34.8	27.6	26.1
Other commercial	6.6	6.6	—	22.4	20.5	9.3

Total business	$114.6	100.0	14.6	$350.1	310.7	12.7

	Net Earned Premiums
Business insurance segment:
Commercial auto	$27.7	24.1	14.9	$83.0	72.9	13.9
Commercial multi-peril	24.3	21.6	12.5	73.7	65.1	13.2
Fire & allied lines	23.0	20.7	11.1	70.6	61.9	14.1
Other & product liability	20.0	18.7	7.0	60.4	56.8	6.3
Workers’ compensation	11.1	8.1	37.0	32.2	24.7	30.4
Other commercial	7.0	6.5	7.7	21.5	19.3	11.4

Total business	$113.1	99.7	13.4	$341.4	300.7	13.5

The business insurance segment net written premium increased 14.6% and 12.7% for the three and nine months ended September 30, 2008, respectively, from the same 2007 periods. The increase is attributed to the New Pool Business and Organic Growth. The New Pool Business contributed 13.9% and 12.0% for the three and nine months ended September 30, 2008, respectively, while Organic Growth increased 0.7% for each of the respective periods. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have expanded our marketability by introducing new products, enhancing existing products and broadening eligibility. For our property and liability business, we have also implemented a more granular pricing process that we believe will help us price risks more accurately and improve account retention; we are pursuing the same for our commercial auto and workers compensation lines of business. In addition, we have broadened our property, liability, auto and workers compensation pricing ranges to better recognize better the spectrum of risks within our markets. This year, we introduced an enhanced Employment Practices Liability product to agents in all states, except Virginia, and added enhanced functionality for agents to perform more detailed loss analysis on their existing book of business insurance policies.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We also continue to enhance our back office systems, which makes it easier for agents to quote and submit business insurance accounts. Leveraging real-time and straight through processing functionality, we introduced bizXpressSM, our web-based quote and issuance system for business owners policies in 2007, and we expanded its functionality to include commercial auto risks in all states this year.

Similar to our personal lines segment, we are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s acquisition of Beacon National in early 2007. During the fourth quarter of 2007 we introduced our business product portfolio in Texas. In addition, we plan to leverage our relationship with the Patrons Mutual agency distribution channel to add upgraded business insurance product lines and new systems into Connecticut. We have begun introducing State Auto commercial products to our Connecticut agents. We have already introduced our commercial auto product to this market and plan to introduce workers’ compensation and other commercial products in the near future.

Losses and Expenses

Our GAAP Loss and LAE ratio was 82.4% and 81.1% for the three and nine months ended September 30, 2008, respectively, as compared to 65.3% and 61.8% for the same 2007 periods, respectively. The increase in the GAAP Loss and LAE Ratios were primarily due to the catastrophe storm losses for both our personal and business insurance segments. For the third quarter 2008, we also experienced an increase in bodily injury severity of claims within our standard auto business. In addition, we incurred increased large loss activity in other and products liability and commercial auto liability, while our large loss activity within our commercial multi peril line improved for the quarter.

Catastrophe losses for the three and nine months ended September 30, 2008 totaled $54.7 million (19.5 loss ratio points) and $166.5 million (19.8 loss ratio points), respectively, compared to $14.2 million (5.6 loss ratio points) and $43.0 million (5.7 loss ratio points), respectively, for the same 2007 periods. During the three months ended September 30, 2008, the Company experienced losses from 10 different storms that were classified as numbered catastrophes by PCS. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry-wide and affecting significant numbers of insureds and insurers. The losses from these catastrophes have had a significant impact on both our personal and business insurance property lines.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides our insurance segments’ comparative SAP Loss and LAE Ratios by major line of business for 2008 and 2007:

	SAP Loss and LAE Ratios
	Three months ended September 30			Nine months ended September 30
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Personal insurance segment:
Standard auto	66.6	58.2	8.4	68.0	60.5	7.5
Nonstandard auto	57.2	62.2	(5.0)	72.8	63.2	9.6
Homeowners	126.0	90.1	35.9	116.3	77.7	38.6
Other personal	105.1	85.9	19.2	89.7	48.8	40.9
Total personal	86.4	69.2	17.2	84.7	65.5	19.2

Business insurance segment:
Commercial auto	68.7	53.6	15.1	62.5	50.9	11.6
Commercial multi-peril	71.3	82.0	(10.7)	88.3	66.0	22.3
Fire & allied lines	98.4	56.1	42.3	97.5	55.1	42.4
Other & product liability	73.3	45.1	28.2	67.0	43.5	23.5
Workers’ compensation	82.2	71.7	10.5	66.1	86.4	(20.3)
Other commercial	37.9	20.5	17.4	35.5	24.2	11.3
Total business	75.5	58.0	17.5	74.7	54.8	19.9
Total SAP personal & business	82.0	64.8	17.2	80.7	61.3	19.4

The personal insurance segment’s SAP Loss and LAE Ratio for the three months ended September 30, 2008 increased 17.2 loss ratio points from the same 2007 period. Catastrophes accounted for 24.6 loss ratio points in the third quarter 2008 compared to 7.4 loss ratio points in the same 2007 period. Standard auto’s SAP Loss and LAE Ratio increase can be attributed to higher catastrophe losses as well as an increase in both the number and the severity of bodily injury claims. The third quarter 2008 increase in the homeowners SAP Loss and LAE Ratio was entirely due to catastrophes. The homeowners non-catastrophe SAP Loss and LAE Ratio decreased 11.9 loss ratio points due to a decrease in non-catastrophe weather related losses when compared to the same 2007 period. Catastrophe losses accounted for approximately 64% of the increase in the other personal SAP Loss and LAE Ratio.

For the first nine months of 2008 the personal insurance segment SAP Loss and LAE Ratio increased 19.2 loss ratio points from the same 2007 period. Catastrophes accounted for 23.0 loss ratio points for the first nine months of 2008 compared to 7.9 loss ratio points for the same 2007 period. The non-catastrophe personal lines SAP Loss and LAE Ratio for the first nine months of 2008 was 4.2 loss ratio points higher than this ratio for the same 2007 period. The increase in the non-catastrophe standard auto SAP Loss and LAE Ratio of 5.5 loss ratio points was attributable to an increase in the severity of reported bodily injury and uninsured motorists’ claims and the establishment of reserves for the settlement of litigation in this line of business. This litigation and its ultimate settlement will not materially impact our operations. The increase of 8.6 loss ratio points in our non-catastrophe SAP Loss and LAE ratio for nonstandard auto was primarily the result of an increase in the frequency of claims.

The third quarter 2008 SAP Loss and LAE Ratio for the business insurance segment increased 17.5 loss ratio points from the same 2007 period primarily due to catastrophes, large loss activity, and competitive market conditions. Catastrophes accounted for 12.0 loss ratio points for the third quarter 2008 compared to 2.9 loss ratio points for the same 2007 period. Property lines were unfavorably impacted by catastrophes while higher-than-normal other and products liability and other commercial liability large loss activity affected those lines. Fire & allied lines SAP Loss and LAE Ratio increased 34.4 loss ratio points due to the increased catastrophe activity in 2008 as compared to the same 2007 period. Commercial multi-peril non-catastrophe SAP Loss and LAE Ratio decreased 19.5 loss ratio points from the same 2007 period. Commercial auto’s SAP non-catastrophe related SAP Loss and LAE Ratio increased 14.2 loss ratio points, due to an increase in the severity of large loss activity. The increase in the workers’ compensation SAP Loss and LAE ratio is due to an increase in the severity of claims.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The business insurance segment’s SAP and LAE Loss Ratio for the first nine months of 2008 increased 19.4 loss ratio points from the same 2007 period. Catastrophes accounted for 15.2 loss ratio points for the first nine months of 2008 compared to 2.3 loss ratio points for the first nine months of 2007. Commercial auto SAP Loss and LAE Ratio increased 11.6 loss ratio points to 62.5, mostly due to large loss activity. The increases in the commercial multi peril and fire & allied lines SAP Loss and LAE Ratio were nearly all driven by catastrophe losses. The increase in the other & product liability SAP Loss and LAE Ratio was related primarily to development of losses from prior accident years.

Loss and loss expenses payable by major line of business at September 30, 2008 and December 31, 2007, respectively, and at January 1, 2008 as a result of the Pooling Change, are shown in the following table:

($ millions)	September 30, 2008	December 31, 2007	January 1, 2008 (1)	$ Change (2)
Personal insurance segment:
Standard auto	$180.2	169.1	177.9	$2.3
Nonstandard auto	19.1	18.3	18.3	0.8
Homeowners	112.7	53.4	62.5	50.2
Other personal	17.1	8.9	9.7	7.4

Total personal	329.1	249.7	268.4	60.7

Business insurance segment:
Commercial auto	93.3	77.8	89.1	4.2
Commercial multi-peril	99.8	78.8	85.9	13.9
Fire & allied lines	45.3	20.3	21.9	23.4
Product & other liability	151.9	130.1	139.0	12.9
Workers’ compensation	91.1	85.5	88.7	2.4
Other business	6.1	4.9	5.4	0.7

Total business	487.5	397.4	430.0	57.5

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$816.6	647.1	698.4	118.2

(1)

The December 31, 2007 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed by us on January 1, 2008 from the Pooling Change.

(2)	Calculated based on September 30, 2008 change from January 1, 2008.

________

As shown in the table above, there was a $118.2 million increase in total loss and loss expense reserves during the nine months ended September 30, 2008. The increase relates primarily to property lines which were impacted by 2008 catastrophes for which claims are in the settlement process but were not fully paid at September 30, 2008. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The GAAP Expense Ratios were 33.8% and 33.4% for the three and nine months ended September 30, 2008, respectively. During 2007, the GAAP Expense Ratios for the three and nine months ended September 30, 2008, were 32.7% and 33.5%, respectively.

Investment Operations Segment

At September 30, 2008, all investments in fixed maturity and equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity in “accumulated other comprehensive loss” and, as such, are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2007 Compared to 2006 – Investment Operations Segment” in Item 7 of the 2007 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at fair value at September 30, 2008 and December 31, 2007, respectively:

($ millions)	September 30, 2008		December 31, 2007
Fixed maturities	$1,756.0	88.5%	1,745.4	86.4
Equity securities	191.7	9.7	254.2	12.6
Other invested assets	36.2	1.8	20.3	1.0

Total available-for-sale investments	$1,983.9	100.0%	2,019.9	100.0

The amortized cost and fair value of fixed maturities at September 30, 2008, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$7.4	7.4
Due after 1 year through 5 years	74.5	76.1
Due after 5 years through 10 years	398.4	405.4
Due after 10 years	1,153.1	1,091.8
Mortgage-backed securities	178.7	175.3

Total	$1,812.1	1,756.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a breakdown of our investment portfolio percentages by investment type at September 30, 2008 and December 31, 2007. Note that we measure our investment portfolio allocation with fixed maturities at amortized cost and equities at fair value.

($ in millions)	September 30, 2008	% of Total	December 31, 2007	% of Total
Core fixed maturities	$1,740.7	81.7	1,710.0	82.6
Treasury inflation protected securities	71.4	3.4	12.9	0.6
Large-cap equities	182.2	8.6	242.7	11.7
Small-cap equities	9.5	0.4	11.5	0.6
International instruments	32.3	1.5	15.9	0.8
Other invested assets	5.0	0.2	5.7	0.3
Cash and cash equivalents	89.1	4.2	70.9	3.4

Total portfolio	$2,130.2	100.0	2,069.6	100.0

Investment Operations Revenue

Net investment income for the three and nine months ended September 30, 2008 increased $1.9 million and $4.7 million, respectively, from the same 2007 periods. The growth in net investment income is attributed to an increase in average invested assets, from $1,973.9 million at September 30, 2007 to $2,136.3 million at September 30, 2008 primarily due to the $92.0 million in cash received in conjunction with the Pooling change.

($ millions)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Gross investment income:
Fixed income securities	$21.3	18.7	$60.8	56.3
Equity securities	1.3	1.4	4.1	4.1
Other	1.0	1.4	4.5	3.9

Total gross investment income	23.6	21.5	69.4	64.3
Investment expenses	0.6	0.4	1.7	1.3

Net investment income	$23.0	21.1	$67.7	63.0

Average invested assets (at cost)	$2,136.8	1,983.8	$2,136.3	1,973.9
Annualized investment yield	4.3	4.3	4.2	4.3
Annualized investment yield after tax.	3.7	3.7	3.7	3.7
Net investment income, after tax	$20.0	18.3	$58.9	54.5
Effective tax rate	13.3	13.5	13.1	13.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Realized gains and losses on investment sales are summarized as follows:

	Three months ended September 30, 2008		Nine months ended September 30, 2008
($ millions)	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$0.8	$40.9	$1.5	$119.3
Equity securities	1.5	4.7	8.7	36.2

Total realized gains	2.3	45.6	10.2	155.5

Realized losses:
Fixed maturities	—	—	—	—
Equity securities	(6.6)	1.4	(13.9)	16.8

Total realized losses	(6.6)	1.4	(13.9)	16.8

Net realized losses on investments	$(4.3)	$47.0	$(3.7)	$172.3

During the three and nine months ended September 30, 2008, we sold certain fixed maturities to realize gains on the securities and to raise money to settle intercompany transactions, including intercompany dividends.

During the three and nine months ended September 30, 2008, equity sales were executed for various reasons, including the achievement of our price target. The $6.6 million and $13.9 million of realized losses for the three and nine months ended September 30, 2008 include the recognition of realized losses from sales activity of $0.7 million and $4.3 million, respectively. During the third quarter 2008, we recognized realized losses on the sale of two equity positions within the consumer sector due to recent changes in business conditions, which in our opinion, greatly diminished future business prospects. During the second quarter 2008, we recognized realized losses on the sale of four equity positions within the manufacturing, consumer and financial services sectors due to announced changes in business conditions, which in our opinion, diminished their future business prospects. During the first quarter 2008, we re-evaluated our investment and commercial bank holdings, in response to the adverse market reaction during the quarter to negative earnings of various large companies within this sector, and subsequently sold three equity positions within the financial services sector each at a loss.

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

We had no direct exposure to Lehman Brothers Holdings Inc. or its subsidiaries, American International Group Inc., and no exposure to the common or preferred shares of Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Federal National Mortgage Associations (“Fannie Mae”). Our exposure to Freddie Mac and Fannie Mae is limited to senior debt issues and mortgage-backed pools, which amount to less than 4% of invested assets, with no impairments anticipated as a result. These securities are now backed by the government.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The $6.6 million and $13.9 million of realized losses for the three and nine months ended September 30, 2008 include the recognition of other-than-temporary impairments in our equity portfolio of $5.9 million and $9.6 million, respectively.

During the three and nine months ended September 30, 2008, we recognized other-than-temporary impairments within the financial services, consumer cyclical, consumer non-cyclical, industrial and technology sectors from our large cap equity portfolio, which totaled $5.4 and $7.3 million, respectively. The other-than-temporary impairments recognized in 2008 were limited to these securities, based on specific facts and judgments related to these particular issuers.

During the three and nine months ended September 30, 2008, we recognized $0.5 million and $2.3 million, respectively, in other-than-temporary impairments within our externally managed small cap equity portfolio, for which we are unable to make the assertion regarding our intent to hold securities in this portfolio that are currently valued below cost until recovery in the near term.

We did not recognize any other-than-temporary impairments on our fixed maturity or other invested assets portfolios during the first nine months of 2008.

For the three and nine months ended September 30, 2007 we recognized no other-than-temporary impairments.

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at September 30, 2008, determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses at September 30, 2008:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$138.5	$1.9	26	$3.8	21	$136.6
States & political subdivisions	1,483.1	13.9	239	64.1	423	1,432.9
Corporate securities	11.8	—	1	0.6	13	11.2
Mortgage-backed securities of U.S. Gov. Agencies	178.7	1.0	10	4.4	60	175.3

Total fixed maturities	1,812.1	16.8	276	72.9	517	1,756.0
Equity Securities:
Consumer	57.1	9.6	89	0.8	4	65.9
Technologies	33.4	2.4	65	4.0	6	31.8
Pharmaceuticals	1.7	0.4	4	—	—	2.1
Financial services	19.6	3.7	70	0.6	2	22.7
Manufacturing & other	67.3	7.0	168	5.1	19	69.2

Total equity securities	179.1	23.1	396	10.5	31	191.7
Other invested assets	44.0	—	—	7.8	4	36.2

Total investments	$2,035.2	$39.9	672	$91.2	552	$1,983.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table presents a summary of our cumulative unrealized holding gain (loss) by investment type, net of deferred taxes that are included as a component of accumulated comprehensive loss at September 30, 2008, and December 31, 2007, respectively, and the change in unrealized holding gain (loss), net of deferred tax, for nine months ended September 30, 2008.

($ millions)	September 30, 2008	December 31, 2007	$ Change
Available-for-sale investments
Cumulative unrealized holing gain (loss):
Fixed maturities	$(56.1)	$22.5	$(78.6)
Equities	12.6	44.0	(31.4)
Other invested assets	(7.8)	0.3	(8.1)

Cumulative unrealized holding (loss) gain	(51.3)	66.8	(118.1)
Deferred federal income tax asset (liability)	17.9	(23.4)	41.3

Cumulative unrealized holding (loss) gain, net of tax	$(33.4)	$43.4	$(76.8)

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

The table below shows our investments by level at September 30, 2008:

($ millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,756.0	$—	$1,753.8	$2.2
Equity securities	191.7	191.7	—	—
Other invested assets	36.2	3.4	—	32.8

Total available-for-sale investments	$1,983.9	$195.1	$1,753.8	$35.0

As of September 30, 2008, Level 3 assets as a percentage of total assets were 1.4%, which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Income Statement Items

Interest expense on our debt was $1.8 million and $5.5 million versus $1.9 million and $5.6 million for the three and nine months ended September 30, 2008 and 2007, respectively.

Loss before federal income taxes for the three and nine months ended September 30, 2008 was $30.2 million and $69.4 million, respectively, compared to income of $28.6 million and $98.3 million, respectively, for the same 2007 periods. The pre-tax losses for the third quarter and the first nine months of 2008, were primarily the result of significant increases in catastrophe storm losses compared to the same 2007 periods. The uncertainty of our expected 2008 full year results precludes us from making a reliable estimate of the effective tax rate for the year. Accordingly, the Company recorded a tax benefit for the results of the nine months ended September 30, 2008. The effective tax rate for the three and nine months ended September 30, 2007 was 19.0% and 21.3%, respectively, which also reflects the impact of tax exempt investment income.

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

At September 30, 2008 and December 31, 2007, we had $89.1 million and $70.9 million, respectively, of cash and cash equivalents and $1,983.9 million and $2,019.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $157.5 million for the first nine months of 2008 versus $77.1 million for the same 2007 period. Materially impacting cash flows from operations in 2008 as compared to 2007 were the following:

•	$92.0 million of cash received in 2008 in conjunction with the Pooling Change;
•	Federal income tax payments of $18.0 million in 2008 compared to $39.3 million in 2007;
•	Cash contribution to the defined benefit plan of $8.0 million in 2008 compared to $11.5 million during the comparable 2007 period.

Net cash used in investing activities was $91.7 million for the first nine months of 2008 compared to $20.8 million in the same 2007 period. The 2008 activities were driven primarily by the investment of $92.0 million received from the Pooling Change.

Net cash used in financing activities was $47.6 million for the first nine months of 2008 compared to $14.5 million during the same 2007 period. The current year includes $33.2 million used for common stock repurchases under our stock repurchase program discussed below. In addition we paid dividends of $17.9 million during the first nine of 2008 compared to $14.5 million for the same 2007 period.

On August 15, 2008, State Auto Financial’s board of directors declared a quarterly cash dividend for $0.15 per share. The dividend was payable September 30, 2008 to shareholders of record at the close of business on September 15, 2008. This is the 69th consecutive quarterly cash dividend declared since STFC had its initial public offering in 1991. STFC’s dividend payments have increased at a compound average annual growth rate of 17% since 1991.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2008 and outstanding at September 30, 2008:

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of September 30, 2008, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2007 through September 30, 2008 ranged from 6.88 to 9.78%.

Credit Agreement

State Auto Financial has a Credit Agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility ( “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $250.0 million, provided that no event of default has occurred and is continuing. While the Credit Facility is available for general corporate purposes, including working capital, acquisitions and liquidity purposes, we intend to keep a portion of the Credit Facility available in the event there is a need to fund losses related to catastrophes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2008, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement.

Reinsurance Arrangements

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Except as described in the following paragraph, there have been no material changes in our reinsurance arrangements since December 31, 2007. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2007 Form 10-K.

As of July 1, 2008, we made revisions to our property catastrophe reinsurance program by extending the coverage by $20.0 million. On a combined basis, the members of the State Auto Group now retain the first $55.0 million of catastrophe losses, each occurrence, with a 5% co-participation on the next $100 million (previously $80 million) of covered loss, each occurrence. We also renewed our property per risk, casualty excess of loss, workers’ compensation excess of loss and workers’ compensation catastrophe

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

excess of loss programs as of July 1, 2008 with no material revisions. Overall, the change in cost for these programs is not expected to be material to our quarter or year to date results of operations. As previously reported, we did not renew the intercompany catastrophe agreement between State Auto P&C and the other members of the State Auto Group. See discussion in “Results of Operations” included in this Form 10-Q.

Stock Repurchase Program

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of State Auto Financial’s common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. There were no common shares purchased under this program for the three months ended September 30, 2008. For the nine months ended September 30, 2008 a total 1,214,586 common shares were purchased under this program at an average purchase price of $27.25 for a total of $33.1 million. Since inception through September 30, 2008, a total 2,028,116 common shares have been purchased under this program at an average purchase price of $27.26 for a total of $55.3 million.

Regulatory Considerations

At September 30, 2008, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

Other

Employee Benefit Plans

In October 2008, we announced a substantive change to increase retiree cost sharing within the postretirement medical plan, effective January 1, 2009. This change will allow us to manage our overall company costs and continue to provide a competitive retiree medical plan for all associates and current retirees. The increase will be phased in over five years for current retirees and those associates who announce their retirement before the end of the year and retire in the first half of 2009.

The following table provides the incremental effect on our balance sheet at October 1, 2008, for remeasurement of the postretirement benefit obligation for this cost sharing change:

($ millions)	September 30 2008	Effect of Remeasurement	October 1 2008
Assets:
Deferred federal income taxes	$94.2	(18.0)	76.2

Liabilities:
Postretirement benefits	$128.8	(45.0)	83.8

Stockholder’s Equity:
Accumulated other comprehensive loss	$(75.3)	27.0	(48.3)

In October 2008, we offered an early retirement incentive option to retirement eligible associates. This early retirement option is deemed a special termination benefit under SFAS No 88 – “Employers’ Accounting for Settlements and Curtailments of Define Benefit Pension Plans and for Termination Benefits. An employer offering special termination benefits to employees must recognize a liability and an expense when the following conditions are met: 1) the employees accept the offer, and 2) the amount can be reasonably estimated. We will recognize an expense during the fourth quarter 2008 for the acceleration of certain benefits for those retirement eligible associates who elect early retirement. We estimate this expense to be up to $4.0 million depending on the number who elect to participate.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
07/01/08 thru 07/31/08	—		$—	—	1,971,884
08/01/08 thru 08/31/08	11,017		30.34	—	1,971,884
09/01/08 thru 09/30/08	4,249		37.01	—	1,971,884

Total	15,266	(2)	$32.20	—

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

________

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Amendment No. 2 effective as of January 1, 2009 to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (Restatement) effective as of January 1, 1994

10.02	Second Amendment effective as of January 1, 2009 to State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

10.03	Second Amendment effective as of January 1, 2009 to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan

10.04	First Amendment effective as of January 1, 2009 to the State Auto Financial Corporation Leadership Bonus Plan

10.05	Second Amendment effective as of January 1, 2009 to the State Auto Financial Corporation Long-Term Incentive Plan

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 5, 2008	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)