Form 10-K
period 2008-12-31
State Auto Financial CORP
filed 2009-03-13
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008 or

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

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $336,814,989.

On March 6, 2009, the Registrant had 39,620,850 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of stockholders to be held May 8, 2009 (the “2009 Proxy Statement”), which will be filed within 120 days of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2008

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

•	The “MIGI Insurers” refer to Meridian Security and Meridian Citizens Mutual, and the “MIGI Companies” refer to the MIGI Insurers and Meridian Insurance Group, Inc. (“MIGI”);

•	The “Beacon Insurance Group” or “Beacon Group” refers to Beacon National and Beacon Lloyds Insurance Company (“Beacon Lloyds”);

•	The “Patrons Insurance Group” or “Patrons Group” refers to Patrons Mutual and Litchfield; and

•	The “State Auto Group” refers to the Pooled Companies, SA National and Beacon Lloyds.

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

Our parent company is State Auto Mutual, an Ohio domiciled super-regional mutual property and casualty insurance company organized in 1921. It owns approximately 64% of State Auto Financial’s outstanding common shares. It also owns 100% of SA Florida and SA Wisconsin, each of which is a property and casualty insurance company. It also owns 100% of MIGI, an insurance holding company. MIGI owns 100% of Meridian Security, a property and casualty insurance company. MIGI is also a party to an affiliation agreement with Meridian Citizens Mutual, a mutual property and casualty insurance company. MIGI also owns 100% of State Auto Holdings, Inc., an insurance holding company, which owns 100% of the Beacon Insurance Group. The Beacon Insurance Group was acquired in 2007, and is comprised of Beacon National and Beacon Lloyds, which are affiliated through a trust agreement. In December 2007, State Auto Mutual completed its affiliation with the Patrons Insurance Group, which is comprised of Patrons Mutual and Litchfield, both of which are mutual property and casualty insurers.

State Auto P&C has participated in a quota share reinsurance pooling arrangement with State Auto Mutual since 1987 (the “Pooling Arrangement”). Since January 1, 2005, the participants in the Pooling Arrangement have been State Auto P&C, State Auto Mutual, Milbank, SA Wisconsin, Farmers, SA Ohio, SA Florida, Meridian Security and Meridian Citizens Mutual. On January 1, 2008, Beacon National and the Patrons Insurance Group became participants in the Pooling Arrangement. See “Narrative Description of Business—Pooling Arrangement” in this Item 1 for further information regarding the Pooling Arrangement.

The State Auto Group markets a broad line of property and casualty insurance, such as standard personal and commercial automobile, nonstandard personal automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, commercial general liability and property insurance, through independent insurance agencies in 33 states. Our Pooled Companies and SA National are rated A+ (Superior) by the A.M. Best Company.

(b) Financial Information about Segments

Our significant reportable segments are personal insurance, business insurance (the “insurance segments”), and investment operations. The three segments reflect the manner in which we manage our business and report our results internally to our principal operating decision makers. See detailed discussion regarding our segments at Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Overview Section” and Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

(c) Narrative Description of Business

Property and Casualty Insurance

Pooling Arrangement

Our Pooled Companies are parties to the “Pooling Arrangement.” In general, under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since 2001. Prior to 2008, the Pooling Arrangement covered all property and casualty insurance written by the Pooled Companies except State Auto Mutual’s voluntary assumed reinsurance, middle market business insurance written by State Auto Mutual and Meridian Security and intercompany catastrophe reinsurance written by State Auto P&C.

In 2008, we made the following changes to the Pooling Arrangement:

•	Added Beacon National to the pool with a participation percentage of 0.0%;

•	Added Patrons Mutual and Litchfield to the pool with participation percentages of 0.4% and 0.1%, respectively;

•	Reduced State Auto Mutual’s participation percentage from 19.5% to 19.0% to accommodate the participation percentages allocated to Patrons Mutual and Litchfield; and

•	Included State Auto middle market business insurance written by State Auto Mutual and Meridian Security.

The following table sets forth a chronology of the participants and their participation percentages in the Pooling Arrangement since January 1, 1997:

Year(1)	State Auto Mutual	State Auto P&C	Milbank		SA Wisconsin	Farmers	SA Ohio	SA Florida	Meridian Security	Meridian Citizens Mutual	Beacon National	Patrons Mutual	Litchfield Mutual
1997	55.0	35.0	10.0		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
1998	52.0	37.0	10.0	(2)	1.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
1999	49.0	37.0	10.0		1.0	3.0	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2000 – 9/30/2001	46.0	39.0	10.0		1.0	3.0	1.0	N/A	N/A	N/A	N/A	N/A	N/A
10/1/2001 – 2002	19.0	59.0	17.0		1.0	3.0	1.0	N/A	N/A	N/A	N/A	N/A	N/A
2003 – 2004	18.3	59.0	17.0		1.0	3.0	1.0	0.7	N/A	N/A	N/A	N/A	N/A
1/1/2005 – 2007	19.5	59.0	17.0		0.0	3.0	1.0	0.0	0.0	0.5	N/A	N/A	N/A
1/1/2008 –current	19.0	59.0	17.0		0.0	3.0	1.0	0.0	0.0	0.5	0.0	0.4	0.1

(1)	Time period is for the year ended December 31, unless otherwise noted.
(2)	In July 1998, Milbank became a 100% owned subsidiary of STFC. Previously, Milbank was a 100% owned subsidiary of State Auto Mutual.

The following table sets forth a summary of the Pooling Arrangement participation percentages of STFC and State Auto Mutual, aggregating their respective affiliates and 100% owned subsidiaries:

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

Under the terms of the Pooling Arrangement, all subject premiums, incurred losses, loss expenses and other underwriting expenses are prorated among our Pooled Companies on the basis of their participation in the pool. By spreading the underwriting risk the Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of our Pooled Companies than any one company would experience individually. This has the effect of providing each of our Pooled Companies with a similar mix of pooled property and casualty insurance business on a net basis.

Prior to July 1, 2008, the Pooling Arrangement excluded catastrophic losses and loss adjustment expenses that were reinsured under our Catastrophe Assumption Agreement (defined below), as well as the premium for such exposures. State Auto P&C reinsured each insurer in the State Auto Group for this layer of reinsurance in the amount of $100.0 million in excess of $135.0 million. No losses were paid by State Auto P&C under the Catastrophe Assumption Agreement in 2008, 2007 or 2006. The State Auto Group did not renew the Catastrophe Assumption Agreement upon its expiration on July 1, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Arrangements” in this Item 7 for further information regarding the Catastrophe Assumption Agreement.

Our nonstandard automobile program written through SA National, provides insurance for private passenger automobile risks which do not qualify for the standard or preferred automobile insurance market. Typically, nonstandard risks have higher than average loss experience and an overall higher degree of risk than standard or preferred automobile business. We do not include the business of SA National in the Pooling Arrangement.

Management Agreement

State Auto P&C provides the employees to perform all organizational, operational and management functions for the State Auto Group and State Auto Mutual provides certain operating facilities, including our corporate headquarters, for the State Auto Group through management and cost sharing agreements. In addition, the insurance operations of the Patrons Group are conducted at facilities owned by Patrons Mutual and Litchfield.

Our primary management agreement, which we refer to as the 2005 Management Agreement, has a ten year term and renews for an additional ten-year period unless terminated sooner in accordance with its terms. If the 2005 Management Agreement was terminated for any reason, we would have to relocate our facilities to continue our operations. However, we do not currently anticipate the termination of the 2005 Management Agreement. See “Properties” included in Item 2 of this Form 10-K.

Marketing

As of January 1, 2009, the State Auto Group marketed its products in 33 states through independent insurance agencies. None of the companies in the State Auto Group has any contracts with managing general agencies.

We view our independent insurance agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. As such, we continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; incentives related to profit and growth; and an agent stock purchase plan. In addition, we share the cost of approved advertising with selected agencies.

We actively help our agencies develop professional sales skills of their staffs. Our training programs include both products and sales training conducted in our home office. Further, our training programs include disciplined follow-up and coaching for an extended time. Other targeted training sessions are held in our branch office locations from time to time, as well as in our agents’ offices.

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

We have made continuing efforts to use technology to make it easier for our agents to do business with us. We offer internet-based (i) rating, (ii) policy application submission, (iii) execution of changes to policies for certain products and (iv) claims submission. In addition, we provide our agents with the opportunity to maintain policyholder records electronically, avoiding the expense of preparing and storing paper records. Software developed by S.I.S. also enhances the ability of our agents and us to take advantage of electronic data submission. We believe that, since agents and their customers realize better service and efficiency through automation, they value their relationship with us. Automation can make it easier for an agent to do business with us, which attracts prospective agents and enhances existing agencies’ relationships with us.

During 2008, the State Auto Group, received premiums on products marketed in Alabama, Arizona, Arkansas, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, West Virginia and Wisconsin. During 2008, the eight states that contributed the greatest percentage of our direct premiums written were as follows: Ohio (16.7%), Kentucky (9.9%), Indiana (6.6%), Tennessee (6.2%), Pennsylvania (4.7%), Maryland (4.4%), Minnesota (4.4%) and Arkansas (4.2%).

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

Reserves

Loss reserves are management’s best estimates at a given point in time of what we expect to pay to settle all losses incurred as of the end of the accounting period, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability. The results of our operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss expense reserves are intended to cover the ultimate costs of settling all losses, including investigation, litigation and in-house claims processing costs associated with such losses.

Reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss and loss expense reserves for incurred claims that have not yet been reported are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our reserves, see Item 7 of this Form 10-K, “Management, Discussion and Analysis of Financial Condition and Results of Operations—Loss and Loss Expense Reserves.”

The following table presents our one-year development information on changes in the reserve for loss and loss expenses for each of the three years in the period ended December 31:

($ millions)	Year Ended December 31
	2008	2007	2006
Beginning of Year:
Loss and loss expenses payable	$658.3	674.5	728.7
Less: Reinsurance recoverable on losses and loss expenses payable(1)	11.2	13.5	17.4

Net losses and loss expenses payable(2)	647.1	661.0	711.3
Impact of pooling change, January 1, 2008	51.3	—	—

Provision for losses and loss expenses occurring:
Current year	874.0	645.5	659.3
Prior years(3)	(27.3)	(54.7)	(71.7)

Total	846.7	590.8	587.6
Loss and loss expense payments for claims occurring during:
Current year	518.7	368.7	389.4
Prior years	256.4	236.0	248.5

Total	775.1	604.7	637.9
End of Year:
Net losses and loss expenses payable	770.0	647.1	661.0
Add: Reinsurance recoverable on losses and loss expenses payable(4)	21.2	11.2	13.5

Losses and loss expenses payable(5)	$791.2	658.3	674.5

(1)	Includes amounts due from affiliates of $1.2 million, $2.7 million, and $5.5 million at beginning of year 2008, 2007, and 2006, respectively.
(2)	Includes net amounts assumed from affiliates of $257.2 million, $281.7 million, and $302.6 million at beginning of year 2008, 2007, and 2006, respectively.
(3)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “2008 Compared to 2007—Loss and LAE” and “2007 Compared to 2006—Loss and LAE.”

(4)	Includes amounts due from affiliates of $0.6 million, $1.2 million, and $2.7 million at end of year 2008, 2007, and 2006, respectively.
(5)	Includes net amounts assumed from affiliates of $343.0 million, $257.2 million, and $281.7 million at end of year 2008, 2007, and 2006, respectively.

The following table sets forth our development of reserves for losses and loss expenses from 1998 through 2008. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and loss expenses recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and loss expenses for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including losses incurred but not reported to us.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year. For example, through December 31, 2008, we have paid 103.1% of the losses and loss expenses that had been incurred but not paid, as estimated at December 31, 1998.

The lower portion of the table shows the current estimate of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the 1998 calendar year reserve has developed a $48.3 million or 23.6% deficiency through December 31, 2008. This $48.3 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2000, on claims incurred in 1998 includes the cumulative redundancy or deficiency for years 1998, 1999 and 2000. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 1998, 1999, 2000 and 2001, the Pooling Arrangement was amended to increase our share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to us from our parent company in 1998, 1999, 2000 and 2001 in conjunction with each year’s respective pooling change. In 2005, the MIGI Insurers were added to the pool and our share of their net liabilities and assets were transferred to us from them. In 2008, Beacon National, the Patrons Insurance Group and State Auto Middle Market business were added to the pool and accordingly net assets equal to the increase in net liabilities were transferred to us from them. The amount of the assets transferred on the reserve liabilities assumed in 1998, 1999, 2000, 2001, 2005 and 2008 has been netted against and has reduced the cumulative amounts paid for years prior to 1998, 1999, 2000, 2001, 2005 and 2008, respectively.

($ millions)	Years Ended December 31
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Net liability for losses and loss expenses payable	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0

Paid (cumulative) as of:
One year later	35.4%	41.8%	5.9%	43.4%	41.2%	36.7%	31.6%	34.9%	34.9%	31.7%	—
Two years later	61.6%	43.0%	52.7%	65.3%	60.8%	53.2%	48.4%	51.1%	50.5%
Three years later	62.1%	71.9%	79.9%	78.4%	71.4%	63.3%	59.6%	60.9%
Four years later	78.8%	86.9%	95.5%	84.4%	77.3%	70.6%	66.1%
Five years later	86.3%	96.1%	101.6%	88.5%	82.3%	74.3%
Six years later	92.5%	99.0%	107.0%	92.3%	85.1%
Seven years later	94.9%	102.4%	112.2%	94.7%
Eight years later	97.4%	106.0%	116.4%
Nine years later	100.3%	109.3%
Ten years later	103.1%

Net liability re-estimate as of:
One year later	96.6%	97.5%	125.7%	102.4%	99.7%	96.5%	93.3%	89.9%	91.7%	95.8%	—
Two years later	96.7%	119.1%	129.1%	105.1%	100.6%	93.2%	87.6%	86.4%	90.5%
Three years later	111.9%	120.3%	133.1%	106.9%	98.8%	91.0%	86.9%	85.6%
Four years later	111.5%	123.2%	136.1%	106.2%	98.5%	90.6%	86.2%
Five years later	115.6%	126.7%	135.6%	107.1%	98.8%	89.8%
Six years later	118.5%	127.9%	138.2%	107.7%	98.4%
Seven years later	120.0%	128.9%	140.1%	107.4%
Eight years later	121.5%	131.1%	139.5%
Nine years later	123.9%	130.6%
Ten years later	123.6%

Cumulative redundancy (deficiency)	$(48.3)	$(67.8)	$(93.5)	$(37.6)	$9.2	$63.8	$90.7	$102.2	$63.1	$27.3	—

Cumulative redundancy (deficiency)	(23.6%)	(30.6%)	(39.5%)	(7.4%)	1.6%	10.2%	13.8%	14.4%	9.5%	4.2%	—

Gross* liability—end of year	$414.2	$438.7	$457.2	$743.7	$862.4	$934.0	$1,006.4	$1,111.1	$1,032.7	$1,029.9	$1,198.6
Reinsurance recoverable	$209.2	$217.0	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6
Net liability—end of year	$205.0	$221.7	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0

Gross liability re-estimated—latest	117.4%	118.7%	125.0%	107.1%	98.9%	92.3%	89.3%	88.1%	92.1%	97.1%	—
Reinsurance recoverable re-estimated—latest	111.4%	106.5%	109.3%	106.6%	99.9%	97.5%	95.2%	92.4%	95.0%	99.3%	—
Net liability re-estimated—latest	123.6%	130.6%	139.5%	107.4%	98.4%	89.8%	86.2%	85.6%	90.5%	95.8%	—

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

Reinsurance recoverable	$209.2	$217.0	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6
Amount netted against assumed from State Auto Mutual	$197.7	$206.3	$212.6	$219.9	$261.5	$291.0	$324.6	$382.4	$358.2	$371.6	$407.4
Net reinsurance recoverable	$11.5	$10.8	$7.9	$13.9	$8.8	$14.2	$25.9	$17.4	$13.5	$11.2	$21.2

Reinsurance

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability for the full amount of limits applicable under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. See the detailed discussion of our reinsurance arrangements at Item 7 of this Form 10-K, “Management, Discussion and Analysis of Financial Condition and Liquidity and Capital Resources—Reinsurance Arrangements.”

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

Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law at

December 31, 2008, adjusted for dividend payments made in the previous twelve-month period, a total of $34.8 million is available in 2009 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $39.0 million, $50.0 million, and $0.0 million in 2008, 2007, and 2006, respectively, from its insurance subsidiaries.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any adverse legislation or regulation in any state in which we conducted business during 2008 which would materially impact our business.

In January 2007, the Florida legislature enacted new legislation which made fundamental changes to the property and casualty insurance business in Florida. This legislation was intended to address the cost of residential property insurance in Florida. After careful analysis of this legislation, we concluded that we could no longer operate our personal lines on a profitable basis in that state. Accordingly, during the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from this state’s personal lines insurance market effective January 1, 2008. As of January 1, 2009, all of our personal lines policies in Florida have not been renewed. We continue to write commercial lines business in Florida. In 2007, we wrote $26.9 million of premium in Florida compared to $9.0 million in 2008, nearly all of which was business insurance.

Many of the states in which we operate have passed or are considering legislation restricting or banning the use of “credit scoring” in the rating and risk selection process. The Fair and Accurate Credit Transactions Act, passed by the U.S. Congress in 2003, directed the Federal Trade Commission (“FTC”) to consult with the Office of Fair Housing and Equal Opportunity on, among other things, how the use of credit information may affect the availability and affordability of property/casualty insurance, and whether the use of certain factors by credit scoring systems could have a disparate impact on minorities. In July of 2007, the FTC released a report on credit scoring and its impact on automobile insurance. The FTC concluded that credit-based scoring is an effective predictor of risk with respect to the issuance of automobile insurance policies to consumers, but has little effect as an indicator of racial or ethnic status of consumers. Despite the FTC’s conclusions, some consumer groups and certain regulatory and legislative entities continue to resist the use of credit scoring in the rating and risk selection process. In 2008, the FTC asked nine of the nation’s largest homeowners insurance companies to provide information that the FTC says will allow it to determine how consumer credit data are used by the companies in underwriting and rate setting in this line of business. The results of this study are not expected until late in 2009 or early 2010, and its results could affect the future use of credit scoring. Banning or restricting this practice or data mining would limit our ability, and the ability of other carriers, to take advantage of the predictive value of this information.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the National Association of Insurance Commissioners (“NAIC”) annually tests insurers’ risk-based capital requirements. As of December 31, 2008, each insurer affiliated with us was in compliance with its respective risk-based capital requirements.

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

Our decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) our liquidity requirements at any given time; and (f) our current federal income tax position and relative spread between after tax yields on tax-exempt and taxable fixed maturity investments. We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. Our fixed maturities portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. As of December 31, 2008 and 2007, our bond portfolio had a fair value that totaled $1,770.7 million and $1,745.4 million, respectively.

Our fixed maturity investments are classified as available-for-sale and carried at fair value, according to the Financial Accounting Standards Board (“FASB”) Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Our maximum investment in any single note or bond is limited to 5.0% of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Generally, investments in equity securities are selected based on their potential for appreciation as well as ability to continue paying dividends. See Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2008 Compared to 2007—Investment Operations Segment—Market Risks,” for a discussion regarding the market risks related to our investment portfolio.

At December 31, 2008 and 2007, our equity portfolio was classified as available-for-sale and carried at fair value totaling $137.5 million and $254.2 million, respectively.

The following table sets forth our investment results for the periods indicated:

($ millions)	Year ended December 31
	2008	2007	2006
Average Invested Assets(1)	$2,127.6	$1,987.1	$1,891.6
Net Investment Income(2)	87.4	84.7	83.1
Average Yield	4.1%	4.3%	4.4%

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

Employees

As of February 28, 2009, we had 2,165 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be excellent.

Available Information

Our website address is www.StateAuto.com. Through this website (found by clicking the “Investors” link, then the “All SEC Filings” link), we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). Also available on our website is information pertaining to our corporate governance, including the charters of each of our standing committees of our Board of Directors, our corporate governance guidelines, our employees’ code of business conduct and our directors’ ethical principles.

Any of the materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	58	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present; Senior Vice President, Insurance Operations, of Main Street America Group, a property and casualty insurance company, 4/05 – 2/06; President and Chief Executive Officer for two property and casualty insurance subsidiaries of Allmerica Financial Corporation (now known as Hanover Insurance Group), 1998 – 2003.	2006

Mark A. Blackburn, Executive Vice President and Chief Operating Officer	57	Executive Vice President and Chief Operating Officer of STFC and State Auto Mutual, 11/06 to present; Senior Vice President of STFC and State Auto Mutual, 03/01 to 11/06.	1999

Steven E. English, Vice President and Chief Financial Officer	48	Vice President of STFC and State Auto Mutual, 05/06 to present; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present; Assistant Vice President of State Auto Mutual, 06/01 to 05/06.	2006

James E. Duemey, Vice President and Investment Officer	62	Vice President and Investment Officer of State Auto Mutual, 5/91 to present.	1991

Clyde H. Fitch, Jr. Senior Vice President and Chief Sales Officer	58	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present. Senior Vice President of Travelers Companies, Inc. for more than five years prior to 11/07.	2007

Cynthia A. Powell, Vice President and Treasurer	48	Treasurer of STFC and State Auto Mutual, 06/06 to present; Vice President of State Auto Mutual, 3/00 to present; Vice President of STFC, 5/00 to present.	2000

Lorraine M. Siegworth, Vice President	41	Vice President of STFC and State Auto Mutual, 11/06 to present; Vice President of Nationwide Insurance or its affiliates, 09/00 to 03/06, most recently serving as Vice President of Corporate HR of Nationwide Insurance.	2006

James A. Yano, Vice President, Secretary and General Counsel	57	Vice President, Secretary and General Counsel of STFC and State Auto Mutual 4/07 to present; Senior Vice President, Secretary and General Counsel of Abercrombie & Fitch Co. 5/05 to 3/07; Partner, law firm of Vorys, Sater, Seymour and Pease LLP for more than five years prior.	2007

(1)	Age is as of March 5, 2009.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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

We establish and carry, as a liability, reserves based on actuarial estimates of the amount to be paid in the future to settle all claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag between the occurrence of an insured event and the time a claim is actually reported to the insurer. We refine reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to reserves in the results of operations for the periods in which the estimates are changed. In establishing reserves, we take into account estimated recoveries for reinsurance and salvage and subrogation.

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

Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business also could be affected. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. Catastrophe losses can vary widely and could significantly impact our results. The frequency and severity of catastrophes are inherently unpredictable. Additionally, catastrophe losses incurred by residual markets or pooling mechanisms (such as wind pools) in certain states could trigger assessments to the Company. Such assessments could be material and may not be recoupable, depending on the applicable state mechanism.

The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Catastrophes to which we are exposed, including hurricanes, earthquakes and other perils, may be severe and produce significant loss. We are also exposed to significant loss from less severe catastrophes when they affect large geographic areas or areas that are heavily populated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from tornadoes, hailstorms and earthquakes in the Midwest as well as catastrophe exposure from hurricanes affecting the Gulf Coast and Atlantic coast areas, including the Southeast, Mid-Atlantic and Northeast regions. See “Narrative Description of Business – Regulation” in Item 1 of this Form 10-K for a discussion regarding our recent personal lines action with respect to Florida. In the last three years, the largest catastrophe or series of catastrophes to affect STFC’s results of operations in any one year were as follows: 2008 with losses from Hurricane Ike as it travelled through the Midwest resulting in approximately $44.1 million in pre-tax losses; 2007 with losses from a hail storm in early June causing $10.8 million in pre-tax losses; and 2006 with losses from hurricanes Katrina and Wilma resulting in approximately $42.8 million in pre-tax losses.

We believe that increases in the value and geographic concentration of insured properties and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that limits the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas. Although we attempt to reduce the impact of catastrophes on our business by controlling concentrations of exposures in catastrophe prone areas and through the purchase of reinsurance covering various categories of catastrophes, reinsurance may prove inadequate if a major catastrophic loss exceeds the reinsurance limit, or an insurance subsidiary incurs a number of smaller catastrophes that, individually, fall below the reinsurance retention level.

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

Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing ;

•	our ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors on cost of construction materials and labor;

•	our ability to monitor property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

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

We use reinsurance to help manage our exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. Ceded reinsurance arrangements do not eliminate our obligation to pay claims. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect us against losses and may not be available to us in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in our inability to collect or recover reinsurance. Reinsurers also may reserve their right to dispute coverage with respect to specific claims. With respect to catastrophic or other loss, if we experience difficulty collecting from reinsurers or obtaining additional reinsurance in the future, we will bear a greater portion of the total financial responsibility for such loss, which could materially reduce our profitability or harm our financial condition.

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

CURRENT ECONOMIC CONDITIONS

The current and future difficult economic conditions can adversely affect our business, results of operations and financial condition.

The current economic slowdown and any further economic decline in future reporting periods could adversely impact our business and results of operations. While the volatility of the current economic climate makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations, our business may be impacted in a variety of ways.

The economy is causing consumers and businesses to decrease their spending, which may impact the demand for our insurance products. For example, declining automotive sales and weaknesses in the housing market generally impact the purchase of our personal auto and homeowners insurance products by consumers and business insurance products by businesses involved in these industries. As unemployment rates rise, there may be a tendency for the number of workers’ compensation claims to increase, as laid-off and unemployed workers may seek workers’ compensation benefits to replace their lost health care benefits. Similarly, uninsured and underinsured motorist claims may rise.

The volatility and weakness in the financial and capital markets have negatively impacted, and may continue to negatively impact, the value of our investment portfolio.

We may be adversely affected by business difficulties, bankruptcies and impairments of other parties with whom we do business, such as independent agents, reinsurers or banks, which increases our credit risk and other counterparty risks.

In addition, departments of insurance, taxing authorities and other state and local agencies may seek to impose or increase taxes, assessments and other revenue-generating fees in response to funding reductions caused by the current economic downturn. These actions may increase the cost of doing business in these states.

In response to the current economic conditions, the United States federal government and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets, current economic conditions or our Company.

Adverse capital and credit market conditions may negatively affect our ability to meet unexpected liquidity needs or to obtain credit on acceptable terms.

The capital and credit markets have been experiencing significant volatility and disruption. In some cases, the markets have negatively affected the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be constrained and the cost of any such capital may be significant. Our ability to obtain additional financing will depend on numerous factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Our access to funds may also be constrained if regulatory authorities or rating agencies take negative actions. If certain factors were to occur, our internal sources of liquidity may prove to be insufficient and we may not be able to successfully obtain additional financing on satisfactory terms.

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

We market our insurance products through independent, non-exclusive insurance agents, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. The State Auto Group has supported the independent agency system as our sole distribution channel for the past 87 years. However, we recognize that although the number of distribution locations has expanded, the number of independent agencies in the industry has dramatically shrunk over the past several years due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it will be progressively more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing the number of agencies in our independent agency distribution system, our sales and results of operations could be adversely affected.

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

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations (see “Narrative Description of Business-Regulation-Dividends” in Item 1) changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. For example, in 2007, Florida enacted legislation that required us to charge rates for homeowners insurance that we believed were inadequate to cover the related underwriting risk. After careful analysis of this legislation, we concluded that we could no longer operate our personal lines on a profitable basis in that state. Accordingly, during the second quarter 2007, we filed an application with the Florida Department of Insurance to withdraw from this state’s personal lines insurance market effective January 1, 2008. Non-renewals on our personal lines business occurred throughout 2008. We continue to write commercial lines business in Florida.

Nearly all states require licensed insurers to participate in guaranty funds through assessments covering a portion of insurance claims against impaired or insolvent insurers. An increase in the magnitude of impaired companies could result in an increase in our share of such assessments. Residual market or pooling arrangements exist in many states to provide certain types of insurance coverage to those that are otherwise unable to find private insurers willing to insure them. Licensed insurers voluntarily writing such coverage are required to participate in these residual markets or pooling mechanisms. Such participation exposes the Company to possible assessments, some of which could be material to our results of operations. The potential availability of recoupments or premium rate increases, if applicable, may not offset such assessments in the financial statements nor do so in the same fiscal periods.

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

We could be adversely affected if our controls designed to assure compliance with guidelines, policies, and legal and regulatory standards are ineffective. Our business is dependent on our ability to regularly engage in a large number of insurance underwriting, claim processing and investment activities, many of which are complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory requirements. No matter how well designed and executed, control systems provide only reasonable assurance that the system objectives will be met. If our controls are not effective, it could lead to financial loss, unexpected risk exposures or damage to our reputation.

CLAIM AND COVERAGE DEVELOPMENTS

Developing claim and coverage issues in our industry are uncertain and may adversely affect our insurance operations.

As industry practices and legislative, judicial and regulatory conditions change, unexpected and unintended issues related to claims and coverage may develop. These issues could have an adverse effect on our business by either extending coverage beyond our underwriting intent or by increasing the frequency or severity of claims. The premiums we charge for our insurance products are based upon certain risk expectations. When legislative, judicial or regulatory authorities expand the burden of risk beyond our expectations, the premiums we previously charged or collected may no longer be sufficient to cover the risk, and we do not have the ability to retroactively modify premium amounts. Furthermore, our reserve estimates do not take into consideration a major retroactive expansion of coverage through legislative or regulatory actions or judicial interpretations.

In particular, court decisions have had, and are expected to continue to have, significant impact on the property and casualty insurance industry. Court decisions may increase the level of risk which insurers are expected to assume in a number of ways, such as by eliminating exclusions, increasing limits of coverage, creating rights in claimants not intended by the insurer and interpreting applicable statutes expansively to create obligations on insurers not originally considered when the statute was passed. In some cases, court decisions have been applied retroactively. Court decisions have also negated legal reforms passed by state legislatures.

There is also a growing trend of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claim-handling and other practices, particularly with respect to the handling of personal lines auto and homeowners claims.

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

TECHNOLOGY AND AUTOMATION

Our development of business insurance lines automated underwriting tools may not be successful or the benefits may not be realized. In addition our business success and profitability depend, in part, on effective information technology systems and facilities. If we are unable to keep pace with the rapidly developing technological advancements in the insurance industry, our ability to compete effectively could be impaired.

We are developing a business insurance agency portal (bizXpressSM) that will build upon the success we believe we have achieved through our personal insurance agency portal (netXpressSM). Our bizXpress allows agents to obtain business insurance quotes for applicants via the internet in real time. This technology enables our agents to prepare a quote proposal and applications for their prospective customer at the point of sale.

While this represents a significant commitment of resources, we believe it is vitally important to our ability to maintain our prospects in business insurance lines. Such automation was successfully put into production for the business auto product during the first half of 2008. In 2009, we expect to complete work on an enhanced Businessowners product and begin automation for workers compensation products. We cannot be sure that the development of this technology will be completed within the projected 12-18 month timeframe, or that it will be successful upon implementation. Additionally, because some of our competitors have already implemented or may be implementing similar types of technology, we may be competitively disadvantaged. A challenge during this development phase will be the utilization of today’s technology in face of a constantly changing technological landscape. There can be no assurance that the development of today’s technology for tomorrow’s use will not result in our being competitively disadvantaged, especially among the larger national carriers that have greater financial and human resources than we.

We depend in large part on our technology systems and facilities for conducting business and processing claims. Our business success is dependent on maintaining the effectiveness of existing technology systems and facilities and on continuing to develop and enhance technology systems and facilities that support our business processes and strategic initiatives in a cost effective manner. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to update or replace our key legacy systems and facilities as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and/or cost structure could be adversely affected.

INVESTMENTS

The performance of our investment portfolios is subject to investment risks.

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a portion of our revenues and earnings and are therefore subject to market risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices. Individual securities in our fixed-income portfolio are subject to credit risk. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities.

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

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations under current law, could adversely affect the market value of municipal obligations. Since 74.8%, at fair value, of our investment portfolio at December 31, 2008 is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of the investment portfolio. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates.

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

Since going public in 1991, we and State Auto Mutual have acquired or affiliated with other insurance companies, such as the MIGI Insurers, Milbank, Farmers, SA Wisconsin, and most recently the Beacon Insurance Group and Patrons Insurance Group. It is anticipated that we and State Auto Mutual will continue to pursue acquisitions or affiliations of other insurance companies in the future.

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

As of December 31, 2008, our parent company owned approximately 64% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to stockholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC stockholders.

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

Item 3. Legal Proceedings

We are a party to a number of legal proceedings arising in the ordinary course of our insurance business. Our Management believes that the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material, adverse effect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 25, 2009, there were 1,448 stockholders of record of our common shares.

Market Price Ranges and Dividends Declared on Common Shares

Initial Public Offering—June 28, 1991 – $2.25(1). The following table provides information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2008	High	Low	Dividend
First Quarter	$30.08	$23.29	$0.15
Second Quarter	30.00	23.91	0.15
Third Quarter	37.08	21.83	0.15
Fourth Quarter	32.00	17.38	0.15

2007	High	Low	Dividend
First Quarter	$35.22	$30.61	$0.10
Second Quarter	34.00	28.67	0.10
Third Quarter	32.25	23.99	0.15
Fourth Quarter	32.38	25.39	0.15

(1)	Adjusted for stock splits.

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

Performance Graph

The line graph below compares the total return on $100 invested on December 31, 2003, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
STFC	100.000	111.482	158.404	152.322	117.711	137.225
NASDAQ Index	100.000	109.101	111.381	122.892	135.954	81.846
NASDAQ Ins. Index	100.000	121.489	134.699	153.188	154.533	139.740

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31:
	2008*	2007	2006	2005*	2004
Statement of Income Data— GAAP Basis:
Earned premiums	$1,126.0	1,011.6	1,023.8	1,050.3	1,006.8
Net investment income	$87.4	84.7	83.1	78.7	71.8
Total revenues	$1,181.9	1,113.4	1,117.4	1,139.5	1,092.4
Net (loss) income	$(31.1)	119.1	120.4	125.9	110.0
Earned premium growth	11.3%	(1.2)	(2.5)	4.3	4.8
Return on average invested assets(1)	4.1%	4.3	4.4	4.3	4.5

Balance Sheet Data— GAAP Basis:
Total investments	$1,941.3	2,021.2	1,937.9	1,879.9	1,699.1
Total assets	$2,443.6	2,337.9	2,255.1	2,274.9	2,168.4
Total notes payable	$117.6	118.0	118.4	118.7	164.5
Total stockholders’ equity	$761.0	935.5	834.2	763.5	658.2
Common shares outstanding	39.6	40.5	41.0	40.5	40.1
Return on average equity(2)	(3.7)%	13.5	15.1	17.7	18.3
Debt to capital ratio	13.4%	11.2	12.4	13.5	20.0

Per Common Share Data— GAAP Basis:
Basic EPS	$(0.78)	2.90	2.95	3.12	2.76
Diluted EPS	$(0.78)	2.86	2.90	3.06	2.70
Cash dividends per share	$0.60	0.50	0.38	0.27	0.17
Book value per share	$19.23	23.10	20.32	18.86	16.42

Common Share Price:
High	$37.08	35.22	39.94	38.15	31.83
Low	$17.38	23.99	28.40	24.30	22.12
Close at December 31	$30.06	26.30	34.68	36.46	25.85
Close price to basic EPS	(38.54)	9.07	11.76	11.69	9.37
Close price to book value per share	1.56	1.14	1.71	1.93	1.57

GAAP Ratios:(3)
Loss and LAE ratio	75.2%	58.4	57.4	58.4	61.5
Expense ratio	34.6%	34.4	34.0	31.7	30.2
Combined ratio	109.8%	92.8	91.4	90.1	91.7

Statutory Ratios:(3)
Loss and LAE ratio	74.8%	57.9	56.8	58.4	61.6
Expense ratio	33.1%	33.2	32.9	31.6	30.6
Combined ratio	107.9%	91.1	89.7	90.0	92.2
Industry combined ratio(4)	104.7%	95.6	92.4	101.2	98.9
Net premiums written to surplus(5)	1.6	1.1	1.2	1.5	1.6

(1)	Invested assets include investments and cash equivalents.
(2)	Net income (loss) divided by average common stockholders’ equity.
(3)

GAAP ratios are computed using earned premiums for both the loss and LAE ratio and the expense ratio, and include the effect of eliminations in consolidation. The statutory expense ratio is computed using net written premiums. We use the statutory combined ratio to compare our results to the industry statutory combined ratio as there is no industry GAAP combined ratio available.

(4)	The industry combined ratios are from A.M. Best. The 2008 industry combined ratio is an estimate.
(5)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, measures our statutory surplus available to absorb losses.

*	Reflects changes in Pooling Arrangements, effective January 1, 2008 and 2005.

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

State Auto Mutual owns approximately 64% of State Auto Financial’s outstanding common shares.

State Auto P&C, Milbank, Farmers and SA Ohio (“STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (the “Pooling Arrangement”) with State Auto Mutual, SA Florida, SA Wisconsin, Meridian Security, Meridian Citizens Mutual, Beacon National, Patrons Mutual and Litchfield, which together with STFC Pooled Companies are referred to as the “Pooled Companies.” The Pooled Companies provide a broad line of property and casualty insurance, such as standard personal and commercial automobile, homeowners and farmowners, commercial multi-peril, workers’ compensation, general liability and property insurance. SA National, which is not included in the Pooling Arrangement, provides nonstandard personal automobile insurance. Our Pooled Companies and SA National are rated A+ (Superior) by the A.M. Best Company.

Under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since 2001. In general, the Pooling Arrangement covers all the property and casualty insurance written by the Pooled Companies except State Auto Mutual’s voluntary assumed reinsurance.

As of January 1, 2008, the Pooling Arrangement was changed (the “Pooling Change”) to add Beacon National, Patrons Mutual and Litchfield as participants and the middle market business written by companies in the State Auto Group to the Pooling Arrangement (collectively referred to as the “New Pool Business”). Concurrently with the addition of Patrons Mutual, Litchfield and Beacon National, the participating percentages of certain participants were adjusted as presented in the table below; however the STFC Pooled Companies continue to maintain an overall share of the pool at 80% and State Auto Mutual and its subsidiaries and affiliates continue to maintain 20%. In conjunction with this modification, the STFC Pooled Companies received approximately $92.0 million in cash from State Auto Mutual and its subsidiaries and affiliates for net liabilities assumed on this date.

The following table presents the impact on our balance sheet on January 1, 2008, relating to the Pooling Change:

($ millions)
Losses and loss expenses payable	$51.3
Unearned premiums	53.6
Deferred policy acquisition costs	(12.9)

Net cash received	$92.0

The following table sets forth a chronology of the participants and participation percentages for the Pooling Arrangement:

	2008	2007 & 2006
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0

Subtotal	80.0	80.0

Mutual Pooled Companies:
State Auto Mutual	19.0	19.5
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	N/A
Patrons Mutual	0.4	N/A
Litchfield	0.1	N/A

Subtotal	20.0	20.0

Reflecting the manner in which we manage our business and report our results internally to our principal operating decision makers, our significant reportable segments are personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations. The insurance segments distribute their products through the independent agency system across 33 states. Each is managed separately based on the type of customers served, products provided or services offered. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market. The investment operations segment, managed by Stateco, provides investment services for our Company’s invested assets.

We evaluate the performance of our insurance segments using industry financial measurements determined based on Statutory Accounting Principles (“SAP”), and certain measures determined under Generally Accepted Accounting Principles (“GAAP”). We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments is set forth in this Item 7 and in Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

•

Premium Growth/Underwriting Profitability: The property and casualty insurance industry is highly cyclical. Our industry has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in increased prices and more favorable underwriting terms. During periods of excess underwriting capacity, some property and casualty insurers attempt to generate additional top line growth by setting their prices at levels inappropriate for the risk underwritten. While in the short term this may result in additional revenues, this action compromises their long term underwriting profitability. Our strategy is to insure personal and small-to-medium business risks while adhering to disciplined and consistent underwriting principles through all market cycles. Over the last several months the industry has been moving from soft market conditions in which insurer competition has been intense and there has been pressure to lower rates toward hard market conditions in which insurers tend to raise prices. We have been monitoring this situation and have responded in ways consistent with our goals not to compromise underwriting profitability and to protect the interests of our stakeholders.

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

•

Investment Strategy: We have a disciplined approach to our investment strategy that emphasizes the quality of our fixed maturity portfolio, which comprised 91.3% of our total portfolio at fair value at December 31, 2008, and includes primarily investment grade securities. The majority of our fixed maturity portfolio is invested in municipal bonds to recognize the tax advantages available from municipal bond income. In addition, we believe that our credit risk exposure is reduced by investing in high quality municipal bonds that are diversified by issuer and state. Our internally managed equity portfolio, which comprised 6.7% of our total portfolio at fair value at December 31, 2008, emphasizes large-cap, dividend-paying companies selected based upon their potential for appreciation as well as ability to continue paying dividends. During 2007, we began to diversify our equity portfolio and utilize outside managers to invest in U.S. small-cap equities and international funds. Diversifying our portfolio into small-cap equities and international funds was designed to achieve a greater total return with reduced volatility. In 2008 almost all of the asset classes experienced a decline in fair value, and our portfolio was not immune to this broad-based decline. We believe that in most market cycles diversification of our portfolio will be beneficial to us and we plan to continue to maintain a diversified portfolio.

•

Loss Reserves: We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported. Loss reserves are management’s best estimate at a given point in time of what we expect to pay to settle all claims incurred as of the end of the accounting period, based on facts, circumstances and historical trends then known. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. Our objective is to set reserves that are adequate such that the amounts originally recorded as reserves reasonably approximate the ultimate liability for insured losses and loss expenses. We regularly review and adjust loss reserves as appropriate.

•

Catastrophic Events: We are exposed to claims arising out of catastrophic events. Catastrophe losses can and do cause substantial volatility in our financial results for any fiscal quarter or year. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. The frequency and severity of catastrophes are inherently unpredictable. The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Catastrophes, to which we are exposed, including hurricanes, earthquakes and other perils, may be severe and produce significant loss. We are also exposed to significant loss from less severe catastrophes when they affect large geographic areas or areas that are heavily populated Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines and commercial multiple peril coverages. We deploy specific strategies designed to mitigate our exposure to catastrophe losses, which include obtaining reinsurance. We continually seek to diversify our business on a geographic basis. The number of states we actively operate in has increased from 27 states in 2003 to 33 states as of December 31, 2008. As we begin 2009, the concentration of our direct written premiums for our property and casualty operations in our largest five states has decreased from 48% for the year ended December 31, 2003, to approximately 44% at December 31, 2008. Our catastrophe management strategies are designed to mitigate our exposure to earthquakes and hurricanes.

In addition to our adherence to our cost-based pricing, investment and catastrophe risk mitigation strategies discussed above, our management focuses on several other key areas with the intention of continually improving the results of our operations and financial results, including the following:

•

Claims Service: We believe an important element of our success is our focus on claims service. We expect our claim service to be fair, fast and friendly. The role of the claims division is to deliver the promise that we and the independent agent made to the insured. We have the capability of receiving claims 24 hours a day, seven days a week. Claims may be reported to our Claims Contact Center, to the policyholder’s independent agent or via the Internet at www.StateAuto.com. We make a pledge to our policyholders to try and make contact with them within two hours of a claim being assigned to a claims handler (except in catastrophe loss situations). In addition, we established internal claims catastrophe teams to enhance our response to policyholders in these loss situations.

•

Independent Insurance Agent Network: We offer our products through over 3,330 agencies in 33 states. We believe the success of our independent insurance agent network, which is our only distribution channel, grows out of our commitment to promote and foster close working relationships with our agents. We seek relationships with agencies where we will be one of their top three insurers, measured on the basis of direct premiums written, for the type of business we desire. Our agents’ compensation package includes competitive commission rates and other sales inducements designed to maintain and enhance relationships with existing independent agents as well as to attract new independent agents. We provide our agents with a co-operative advertising program, sales training programs, contingent commissions, travel incentives and agency recognition. We continually monitor our agencies for compatibility with us, taking into account factors such as loss ratio, premium volume, business profiles and relationship history. This allows us to be proactive in helping our agents grow their book of business with us profitably and, thus, enhance the long-term value of our relationship. Our senior management meets frequently with agents to encourage mutual growth and demonstrate our commitment. We believe each of these elements creates a relationship that has resulted in our independent insurance agents placing quality insurance business with us.

•

Technology: Our technology efforts are focused on making us as efficient and effective as possible. Our personal insurance segment technology has leveraged past successes with our netXpressSM agency portal by providing more integration with the systems our independent agents commonly use in their offices. This integration of data directly into our netXpress portal eliminates the re-keying effort for our agents and at the same time increases the quality of that data. We have also streamlined the way we acquire outside information like motor vehicle reports and address-based information so that our technology can provide fast and accurate quotes. Our independent agents have welcomed this functionality and rewarded us with increased quote opportunities and submissions.

In 2008, our business insurance segment increased the functionality of our bizXpressSM portal, by adding support for another line of business. Our independent agents who issue business auto policies can now accurately quote and produce proposals for their clients. In addition, during 2008 our independent agents benefited from the addition of more robust reports to analyze claims data for their insureds. These reports are easily requested via the agent’s portal.

During the course of 2008, improvements in our project management, quality assurance, and IT governance all improved our technology efficiency and effectiveness. These improvements help us maximize the business results we ultimately receive from our technology investments.

•

Innovate SA: In the last two quarters of 2008, we launched a formal company-wide plan called Innovate SA, which is intended to reduce expenses, enhance revenues and improve margins. Innovate SA is comprised of various initiatives, including changes to our field structure, business processes and product changes. Innovate SA began with an idea generation phase that involved our 2000+ associates and was followed by an evaluation phase that was led by senior managers in our business units. The idea generation and evaluation phases were completed for the most part in the fourth quarter of 2008, and 480 separate actions have been approved for implementation. Our expectation is that implementation will take place over the next three fiscal years.

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

Investments

Our fixed maturity, equity security and certain other invested asset investments are classified as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as “accumulated other comprehensive loss,” and as such are not included in the determination of net income. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.

We regularly monitor our investment portfolio for declines in value that are other-than-temporary impaired (“OTTI”), an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider many factors when assessing our investments for OTTI which include: (1) the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations; (2) the length of time and/or the depth of decline below cost; (3) our ability and intent to hold the security through its near term recovery period; and (4) the ability of the fair value to recover to cost in the near term. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income or loss.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (“exit price”) regardless of whether an observable liquid market price exists. An exit price valuation includes margins for risk even if the margins are not observable.

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

Losses and Loss Expenses Payable

Losses and loss expenses payable are management’s best estimates at a given point in time of what we expect to pay to settle all claims incurred as of the end of the accounting period, based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Case and formula basis loss reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time.

Loss and loss expense reserves for incurred claims that have not yet been reported (“IBNR”) are estimated based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates, and economic conditions. The process for calculating IBNR is to develop an estimate of the ultimate losses incurred, and subtract all amounts already paid or held as formula or case reserves. Although we use many internal and external resources, as well as multiple established methodologies to calculate IBNR, there is no method for determining the exact ultimate liability. For a further discussion regarding our losses and loss expense reserves and our reserving methods see “Other—Loss and Loss Expense Reserves” included in this Item 7.

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

Share-Based Compensation

We have share-based compensation plans which authorize the granting of various equity-based incentives including stock options, restricted stock and restricted share units to employees and non-employee directors. The expense for these equity-based incentives is based on their fair value at date of grant or each reporting date and amortized over their vesting period. The fair value of each stock option granted is estimated on the date of grant or each reporting date using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of our stock over the expected life of the option, which significantly impacts the assumed fair value. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods.

Other

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Item 1A of this Form 10-K under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Summary

The following table summarizes certain key performance indicators used to manage our operations for the years ended December 31, 2008, 2007 and 2006, respectively:

($ millions, except per share data)	2008	2007	2006
GAAP Basis:
Total revenues	$1,181.9	1,113.4	1,117.4
Net (loss) income	$(31.1)	119.1	120.4
Stockholders’ equity	$761.0	935.5	834.2
Book value per share	$19.23	23.10	20.32
Debt to capital ratio	13.4	11.2	12.4
Loss and LAE ratio(1)	75.2	58.4	57.4
Expense ratio(1)	34.6	34.4	34.0
Combined ratio	109.8	92.8	91.4
Catastrophe Loss and LAE points(1)	13.9%	3.7	8.9
Premium written growth(2)	18.2%	0.0	(2.5)
Premium earned growth	11.3%	(1.2)	(2.5)
Investment yield	4.1%	4.3	4.4

SAP Basis:
Loss and LAE ratio(3)	74.8	57.9	56.8
Expense ratio(3)	33.1	33.2	32.9
Combined ratio(3)	107.9	91.1	89.7
Net premiums written to surplus(4)	1.6	1.1	1.2

(1)	See “2008 Compared to 2007” section below for definitions.
(2)	5.3 points of the increase for 2008 is related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.
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

2008 Compared to 2007

For 2008, we reported a pre-tax loss of $75.1 million compared to pre-tax income of $155.3 million for 2007. Our 2008 pre-tax loss was primarily driven by the following factors:

•

Catastrophe losses for 2008 were $156.1 million or 13.9 loss ratio points compared to $37.1 million or 3.7 loss ratio points for the same 2007 period. Hurricane Ike delivered tropical storm force winds to Texas and three of our largest states-Ohio, Kentucky and Indiana, accounting for $44.1 million of catastrophe losses or 3.9 loss ratio points. See the “Loss and Expenses” section included in this Item 7.

•

Our non-catastrophe losses for 2008 were $686.3 or 60.9 loss ratio points compared to $548.5 or 54.2 loss ratio points for the same 2007 period. All of our lines of business have contributed to this increase. See the “Loss and LAE” section included in this Item 7.

•	During 2008, we recognized $39.3 million of OTTI on our investment portfolio compared to $1.9 million in 2007. See the “Investment Operations Segment” section included in this Item 7.

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

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies—Deferred Acquisition Costs” section included in this Item 7. The “GAAP combined ratio” is defined as the sum of the “GAAP Loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums). All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting (loss) gain and SAP combined ratio for the years ended December 31, 2008 and 2007:

($ millions)	2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$715.6		$489.3		$1,204.9
Earned premiums	670.9		455.1		1,126.0
Losses and loss expenses	520.3	77.6	322.1	70.8	842.4	74.8
Underwriting expenses	206.8	28.9	191.5	39.1	398.3	33.1

SAP underwriting loss and SAP combined ratio	$(56.2)	106.5	$(58.5)	109.9	$(114.7)	107.9

($ millions)	2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$615.1		$404.7		$1,019.8
Earned premiums	609.6		402.0		1,011.6
Losses and loss expenses	378.4	62.1	207.2	51.5	585.6	57.9
Underwriting expenses	183.9	29.9	154.2	38.1	338.1	33.2

SAP underwriting gain and SAP combined ratio	$47.3	92.0	$40.6	89.6	$87.9	91.1

Revenue

We measure our top-line growth for our insurance segments based on net written premiums, which represent the premiums on the policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as “the policy term.” As such, our written premiums are recognized as earned ratably over the policy term. The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired terms of the policies.

The following table shows the reconciliation of the one-time impact on net written premiums for the year ended December 31, 2008 with respect to the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change.

($ millions)	Net Written Premiums Reconciliation Table
	Including Pooling Change	Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Standard auto	$406.7	$7.9	$398.8
Nonstandard auto	42.2	—	42.2
Homeowners	234.2	14.4	219.8
Other personal	32.5	2.5	30.0

Total personal	715.6	24.8	690.8

Business insurance segment:
Commercial auto	120.0	10.0	110.0
Commercial multi-peril	105.1	6.1	99.0
Fire & allied lines	102.5	5.7	96.8
Product & other liability	84.4	3.9	80.5
Workers’ compensation	47.5	2.0	45.5
Other business	29.8	1.1	28.7

Total business	489.3	28.8	460.5

Total personal & business	$1,204.9	$53.6	$1,151.3

Impacting both our written and earned premiums in 2008 were the following:

•

As of July 1, 2008, we terminated our State Auto P&C intercompany catastrophe reinsurance agreement, which resulted in $1.4 million less net written and earned premiums within our property lines for 2008 when compared to the same 2007 period.

•

Our third party excess of loss catastrophe reinsurance program, which renewed July 1, 2008 (coverage period July 1, 2008 through June 30, 2009), incorporates a reinstatement provision should a loss occurrence exceed our retention. Under this provision, our original reinsurance coverage limits are automatically restored in consideration of an additional reinstatement premium (“Reinstatement Premium”). The estimated direct ultimate loss resulting from Hurricane Ike exceeded our retention, thereby causing two premium transactions to occur: 1) an acceleration of the recognition of the original annual premium to the date of loss occurrence in proportion to the reinsurance coverage exhausted and 2) the recognition of the Reinstatement Premium from the date of the loss occurrence to the end of the coverage period (June 30, 2009). Additionally, during the 2008 fourth quarter we entered into a separate property catastrophe excess of loss reinsurance agreement (“Third Event Agreement”), which provides additional coverage in excess of our retention through our remaining coverage period

(June 30, 2009). The incremental impact of the acceleration of the original annual premium plus the recognition Reinstatement Premium plus the premium paid in connection with the Third Event Agreement resulted in $3.5 million less net written and earned premiums within our property lines when compared to the same 2007 period. The incremental impact has the most significant effect on our property lines. See detailed discussion of our reinsurance programs in the “Liquidity and Capital Resources—Reinsurance Arrangements” section included in this Item 7.

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners’ products, with personal auto representing 38.3% of our total consolidated net written premium in 2008 and 2007. Our strategy to grow our personal lines business includes introducing our products, enhanced systems and easier-to-use technologies into new states. During 2008, we began introducing our personal lines products and technologies into Texas through the independent agent distribution channel as a result of State Auto Mutual’s acquisition of the Beacon Insurance Group in early 2007. In addition, future plans include leveraging our relationship with the Patrons Insurance Group distribution channel to add upgraded product lines and technologies into Connecticut.

During 2008, we continued to enhance our personal lines point of sale portal, netXpress. The additional integration with the systems commonly used by our independent agents has resulted in an increase in the number of quotes for personal auto and homeowners. In 2008, for the State Auto Group 840,000 quotes were handled on netXpress with 196,000 of those quotes initiated from the integration mentioned above. In 2007, a total of 542,000 quotes were handled on netXpress.

We have also focused on improving our policyholders’ ease of doing business with respect to bill payment and claim reporting and settlement. Utilization of the electronic “Pay Now” functionality via www.StateAuto.com increased significantly. During 2008 for the State Auto Group, 310,000 payments representing $117.0 million of premiums were made as compared to 189,000 payments and $76.0 million of premium payments recorded in 2007.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the years ended December 31, 2008 and 2007. The one-time impact of the Pooling Change has been excluded from 2008 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	2008	2007	% Change
Personal Insurance Segment:

Net Written Premium
Standard auto	$398.8	$361.5	10.3
Nonstandard auto	42.2	42.7	(1.2)
Homeowners	219.8	187.7	17.1
Other personal	30.0	23.2	29.3

Total personal	$690.8	$615.1	12.3

Net Earned Premium
Standard auto	$384.3	$357.3	7.6
Nonstandard auto	42.6	42.9	(0.7)
Homeowners	215.4	186.5	15.5
Other personal	28.6	22.9	24.9

Total personal	$670.9	$609.6	10.1

In total, the personal insurance segment net written premium increased from 2007 by 12.3%, with 6.8% of this increase attributed to the New Pool Business and 5.5% of this attributed to “Organic Growth.” We define Organic Growth in this Form 10-K as premium growth excluding premium growth related to the New Pool Business. Our Organic Growth for net written premiums has been impacted by our decision in 2007 to withdraw our personal insurance products from Florida beginning January 1, 2008. The net written premium loss from this action was $12.5 million for 2008.

Standard personal auto net written premiums increased 10.3% from 2007. The New Pool Business contributed 3.9% for 2008, while Organic Growth increased 6.4% from 2007. The primary product contributing to our increase in Organic Growth in standard personal auto is our CustomFitSM product which uses a multivariate rating approach that broadens the underwriting and eligibility guidelines for new and existing customers. Since introducing the first generation of the CustomFit product in 2005, we now offer this product in most of our operating states and have seen significant improvement in our net written premiums production trends for new business in these states. In late 2007, we began introducing the second generation of CustomFit and during 2008 we continued migrating CustomFit states to the second generation product which increases the number of pricing points significantly.

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. To assist in this area, in early 2007, we began implementing comparative rating tools which allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. To date, we have implemented 65 different integration points to our personal lines rating engine thus eliminating duplicate entry for agents. We believe agents will quote and write more personal standard and nonstandard auto and homeowners insurance with us as a result of a more efficient quoting process combined with more competitive rates resulting from the ongoing introduction of CustomFit for standard auto and refined pricing for nonstandard auto.

Nonstandard auto net written premium decreased 1.2% from 2007. This decrease was due to tightening underwriting controls and aggressive rate actions which contributed to a decline in our new business writings. These actions were taken to drive an improvement in our underwriting results. See SAP Loss and LAE Ratios Table in the “Losses and Expenses” section included in this Item 7.

Homeowners net written premium increased 17.1% from 2007. The New Pool Business contributed 12.4% while Organic Growth increased 4.7% from 2007. We have undertaken new homeowners pricing and product initiatives, such as various new home discounts that complement our CustomFit automobile rollout, in order to improve our premium growth. During 2008, we experienced premium growth in most of our states.

Other personal net written premium increased 29.3% from 2007, with 11.2% coming from Organic Growth and 18.1% from New Pool Business. Other personal includes primarily our farmowners line of business where we expanded into four new states, which accounts for much of the Organic Growth in this line.

Business Insurance Segment Revenue

We focus our business insurance sales on small to medium sized exposures and offer a broad range of both property and liability coverages such as commercial auto, commercial multi-peril, fire and allied lines, products liability and workers’ compensation. The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our business insurance segment for the years ended December 31, 2008 and 2007. The one-time impact of the Pooling Change has been excluded from 2008 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	2008	2007	% Change
Business Insurance Segment:

Net Written Premium
Commercial auto	$110.0	$95.8	14.8
Commercial multi-peril	99.0	86.6	14.3
Fire & allied lines	96.8	84.0	15.2
Other & product liability	80.5	75.6	6.5
Workers’ compensation	45.5	36.1	26.0
Other commercial	28.7	26.6	7.9

Total business	$460.5	$404.7	13.8

Net Earned Premium
Commercial auto	$110.5	$96.9	14.0
Commercial multi-peril	97.9	86.8	12.8
Fire & allied lines	94.7	83.4	13.5
Other & product liability	79.9	75.5	5.8
Workers’ compensation	43.4	33.4	29.9
Other commercial	28.7	26.0	10.4

Total business	$455.1	$402.0	13.2

The business insurance segment net written premium increased 13.8% from 2007. The New Pool Business contributed 12.8%, while Organic Growth increased 1.0% from 2007. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. We are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have expanded our marketability by introducing new products, enhancing existing products and broadening eligibility. For our property and liability business, we have also implemented a more granular pricing process that we believe will help us price risks more accurately and improve account retention. We are pursuing the same for our commercial auto and workers’ compensation lines of business. In addition, we have broadened our property, liability, auto and workers’ compensation pricing ranges to better recognize the spectrum of risks within our markets. This year, we introduced an enhanced Employment Practices Liability product to agents in all states and added enhanced functionality for agents to perform more detailed loss analysis on their existing book of business insurance policies. In addition, we introduced our workers’ compensation products into West Virginia, which opened this market to private insurers after operating for years as a “monopolistic” workers’ compensation state.

We also continue to improve our back office systems, such as enhancements to our insurance policy administration system, to make it easier for agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight through processing rather than in a large batch at night. In addition to the efficiency gains we have achieved for internal employees, we have leveraged this real-time and straight through processing functionality with bizXpress. In 2008, we expanded our bizXpress functionality by giving agents the ability to quote business auto policies as well as businessowners policies, a capability which we introduced to them in 2007.

We are working to expand the scope of this technology for new products and additional lines of business including workers’ compensation. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. The majority of all transactions in business insurance utilize the straight through processing technology. This has resulted in faster delivery of policies to our agents and their insureds for new business and endorsements.

Similar to our personal lines segment, we are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s acquisition of Beacon National in early 2007. During the fourth quarter of 2007 we introduced our business product portfolio in Texas. In the fourth quarter of 2008, we began to leverage our relationship with the Patrons Mutual and Litchfield agency distribution channel by completing all filing and systems work to support the introduction of commercial property, liability, auto and workers’ compensation products, which we introduced to Connecticut agents early in 2009.

Loss and LAE

Our GAAP Loss and LAE ratio was 75.2% in 2008 compared to 58.4% in 2007. The increase in the GAAP Loss and LAE Ratio was largely due to an increase in catastrophe storm losses. Our catastrophe losses, which primarily impacted our property lines of business, accounted for 13.9 points of the Loss and LAE ratio in 2008 compared to only 3.7 points in 2007. Our non-catastrophe Loss and LAE ratio was 60.9% in 2008 compared to 54.2% in 2007. The increase in our non-catastrophe Loss and LAE ratio was driven mostly by bodily injury claim severity in the personal and commercial auto lines. With auto lines representing a significant portion of our earned premiums, this line of business contributed roughly 50% of the increase in our non-catastrophe ratio.

Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in estimated ultimate liability for claims occurring in prior years. The following table presents the provision for losses and loss expenses for those claims occurring in 2008 and prior years, along with the GAAP Loss and LAE ratio for the years 2008 and 2007, respectively:

($ millions)	2008	% GAAP Loss and LAE	2007	% GAAP Loss and LAE
Provision for losses and loss expenses occurring:
Current year	$874.0	77.6	$645.5	62.7
Prior years	(27.3)	(2.4)	(54.7)	(4.3)

Total losses and loss expenses	$846.7	75.2	$590.8	58.4

As shown above, the 2008 loss and loss expenses attributable to prior years totaled ($27.3) million. This corresponded to a decrease, or favorable development, in the estimated ultimate liability for prior years’ claims. A tabular presentation of the $27.3 million favorable development in 2008 by accident year is shown below.

($ millions) Accident Year	Current year development of ultimate liability
Redundancy / (Deficiency)
1998 and prior	$0.7
1999	0.3
2000	0.5
2001	(0.1)
2002	0.7
2003	2.6
2004	(0.2)
2005	0.8
2006	3.1
2007	18.9

Total	$27.3

Emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement. The favorable development of $27.3 million in 2008 came primarily from accident year 2007. The more notable items contributing to the 2008 favorable development were:

•

Unallocated loss adjustment expenses (“ULAE”) were $13.7 million lower than anticipated in the reserves at December 31, 2007. ULAE are those expenses or costs incurred in settling claims, such as in-house processing costs, which cannot be associated with a specific claim.

•

Favorable catastrophe loss development of $6.4 million was primarily associated with the 2007 accident year. This development occurred primarily within our homeowners, fire & allied and commercial multi-peril lines of business.

•

Non-catastrophe homeowners reserves developed $4.9 million lower than anticipated. Current loss projections using more mature claim data resulted in lower expected average claim severity than prior projections, primarily from losses occurring in 2007.

See discussion regarding the 2007 calendar year development at “2007 Compared to 2006—Losses and Expenses” section included in this Item 7. See additional discussion regarding loss and loss expense reserves at the “Other—Loss and Loss Expense Reserves” section included in this Item 7.

Catastrophe losses for 2008 totaled $156.1 million (13.9 loss ratio points) compared to $37.1 million (3.7 loss ratio points) for 2007. The discussion of catastrophe losses includes those which have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. During 2008, we were impacted by losses from 35 of the 37 storms that were classified as numbered catastrophes by PCS as compared to 18 of the 26 PCS 2007 classified storms. The losses from these catastrophes have had a significant impact on both our personal and business insurance property lines.

The following tables provide our insurance segments’ SAP Loss and LAE ratios (“loss ratios”) by major lines of business for 2008 and 2007 with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

($ millions) 2008 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$384.3	$8.2	$254.4	$262.6	2.1	66.2	68.3
Nonstandard auto	42.6	0.3	31.5	31.8	0.7	74.0	74.7
Homeowners	215.4	91.5	113.0	204.5	42.5	52.5	95.0
Other personal	28.6	5.8	15.6	21.4	20.6	54.1	74.7

Total personal	670.9	105.8	414.5	520.3	15.8	61.7	77.5

Business insurance segment:
Commercial auto	110.5	0.8	67.6	68.4	0.7	61.2	61.9
Commercial multi-peril	97.9	16.5	56.5	73.0	16.8	57.8	74.6
Fire & allied lines	94.7	32.0	52.7	84.7	33.8	55.7	89.5
Other & product liability	79.9	—	51.6	51.6	—	64.6	64.6
Workers’ compensation	43.4	—	35.0	35.0	—	80.7	80.7
Other commercial	28.7	1.0	8.4	9.4	3.4	29.3	32.7

Total business	455.1	50.3	271.8	322.1	11.0	59.8	70.8

Total SAP personal and business	$1,126.0	$156.1	$686.3	$842.4	13.9	60.9	74.8

($ millions) 2007 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$357.3	$2.3	$217.5	$219.8	0.7	60.8	61.5
Nonstandard auto	42.9	—	27.1	27.1	—	63.2	63.2
Homeowners	186.5	26.5	94.0	120.5	14.2	50.4	64.6
Other personal	22.9	1.9	9.1	11.0	7.9	40.3	48.2

Total personal	609.6	30.7	347.7	378.4	5.0	57.1	62.1

Business insurance segment:
Commercial auto	96.9	—	50.6	50.6	—	52.2	52.2
Commercial multi-peril	86.8	1.5	50.0	51.5	1.7	57.6	59.3
Fire & allied lines	83.4	4.9	36.0	40.9	5.9	43.2	49.1
Other & product liability	75.5	—	32.8	32.8	—	43.5	43.5
Workers’ compensation	33.4	—	24.9	24.9	—	74.6	74.6
Other commercial	26.0	—	6.5	6.5	—	24.8	24.8

Total business	402.0	6.4	200.8	207.2	1.6	49.9	51.5

Total SAP personal and business	$1,011.6	$37.1	$548.5	$585.6	3.7	54.2	57.9

The personal insurance segment non-cat loss ratio was 4.6 points higher in 2008 than in 2007. Standard and non-standard auto’s SAP Loss and LAE Ratio increases were attributed primarily to an increase in the severity of bodily injury claims and uninsured motorists’ claims as well as to an increase in claim frequency for these lines of business. In addition, in 2008, competitive market conditions limited our ability to obtain price increases in standard auto. As mentioned above, rate actions taken in our non-standard line of business in early 2008 will not be fully realized until 2009. The non-cat ratio for homeowners remained relatively flat when compared to 2007.

The business insurance segment’s non-cat loss ratio for 2008 was 9.9 points higher than in 2007. The intense competition in the business insurance segment continues to impact our ability to implement price increases, and contributed significantly to the increase in our non-cat loss ratio. For commercial auto, rate decreases were the primary drivers of the increase in our non-cat loss ratio. For other & products liability, the increase in loss ratio was driven by development of losses from prior accident years and, to a lesser extent, rate decreases. For fire & allied lines and workers’ compensation, the increase in loss ratio was primarily due to an increase in the severity of current year claims.

Loss and loss expenses payable by major line of business as of December 31, 2008 and 2007 and at January 1, 2008 as a result of the Pooling Change, are shown in the following table:

($ millions)	December 31, 2008	December 31, 2007	January 1, 2008(1)	$ Change(2)
Personal insurance segment:
Standard auto	$188.5	$169.1	$177.9	10.6
Nonstandard auto	19.6	18.3	18.3	1.3
Homeowners	68.6	53.4	62.5	6.1
Other personal	14.6	8.9	9.7	4.9

Total personal	291.3	249.7	268.4	22.9
Business insurance segment:
Commercial auto	93.5	77.8	89.1	4.4
Commercial multi-peril	91.5	78.8	85.9	5.6
Fire & allied lines	38.6	20.3	21.9	16.7
Product & other liability	152.3	130.1	139.0	13.3
Workers’ compensation	97.1	85.5	88.7	8.4
Other business	5.7	4.9	5.4	0.3

Total business	478.7	397.4	430.0	48.7

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$770.0	$647.1	$698.4	71.6

(1)

The December 31, 2007 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed by us on January 1, 2008 from the Pooling Change.

(2)	Calculated based on December 31, 2008 change from January 1, 2008.

As shown in the table above, there was a $71.6 million increase in total loss and loss expense reserves during 2008. The increase relates primarily to higher levels of reserves for catastrophe losses largely related to Hurricane Ike and an increase in reserves corresponding to our Organic Growth. We conduct periodic reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratio was 34.6% in 2008 compared to 34.4% in 2007. The 2008 GAAP expense ratio was negatively impacted by approximately 0.7 points related to our launching of Innovate SA, previously discussed, and the actions we took to reduce headcount. In addition, during the 2008 fourth quarter we offered eligible associates an early retirement option as well as reducing staff by almost 50 people. See “Other—Benefit Plans” section included in this Item 7 for further discussion regarding our early retirement option. Combining the early retirement option, 2008 reduction in staff and not replacing open positions, we plan to reduce our headcount by approximately 150 positions by the end of the 2009 second quarter. The 2008 GAAP expense ratio was positively impacted from 2007 by a decrease in our variable compensation programs for both our associates and agents. These programs are directly related to our loss experience which, as previously discussed, was worse in 2008 when compared to 2007.

Investment Operations Segment

Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. The Investment Committee (the “Committee”) of the Board of Directors establishes the investment policies to be followed by Stateco.

At December 31, 2008, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive loss” and as such are not included in the determination of net income (loss).

Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims and expenses. Our current investment strategy does not rely on the use of derivative financial instruments.

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2008, fixed maturity investments rated below investment grade accounted for less than 0.1% of our total available-for-sale investment portfolio. At December 31, 2008 and 2007, our only investments in asset-backed securities were in federal agency pools (Fannie Mae and Freddie Mac) and government guaranteed pools (Ginnie Mae).

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

Our externally managed equity portfolios invest in U.S. small-cap equities and international funds. These managers are permitted to manage the portfolios according to their own respective portfolio objectives. In selecting our outside investment managers we confirm that their portfolio objectives, including risk tolerance, are acceptable to us. However, there may be slight differences in their objectives with respect to dividend payments and other constraints that we apply to our large cap equity holdings.

Diversifying our portfolio into small-cap equities and international funds was designed to achieve a greater total return with reduced volatility. In 2008 almost all asset classes experienced a decline in value and our portfolio was not immune to this broad-based decline. We believe that in most market cycles, diversification of the portfolio will be beneficial to us and we plan to continue to maintain a diversified portfolio.

The following table indicates our target asset allocation as approved by the Committee:

Cash and cash equivalents	3.5%
Core fixed maturities	69.0
Treasury inflation protected securities	10.0
Large-cap equities	10.5
Small-cap equities	3.0
International funds	4.0

Total portfolio	100.0%

Composition of Investment Portfolio

As funds become available, either through cash flow from operations, maturities or sales of investments, our objective is to allocate funds to help us achieve our targeted asset allocations over the long term. The following table provides a breakdown of our investment portfolio relative to our targeted allocated percentages at December 31, 2008. As concerns began to arise in the market place in the last half of 2008 we took a more conservative approach to preserve higher cash balances than our targeted allocation. As we observed markets weakening, we began holding higher cash balances to avoid selling assets at depressed prices for any cash needs that might arise in the course of business, which included settling the claim activity associated with the catastrophes previously discussed. Consequently, cash balances at year-end were somewhat higher than the target. Additionally, approximately $22.3 million is held at the holding company level for State Auto Financial obligations and will remain in short-term funds. See “Liquidity and Capital Resources” included in this Item 7. We measure our investment portfolio allocation with fixed maturities at amortized cost and equities and other invested assets at fair value.

($ millions)		% of Total
Cash and cash equivalents	$150.5	7.2
Fixed maturities:
Core fixed maturities	1,703.2	81.1
Treasury inflation protected securities	77.9	3.7

Total fixed maturities	1,781.1	84.8
Equities:
Large-cap equities	130.2	6.2
Small-cap equities	7.3	0.3

Total equities	137.5	6.5
Other invested assets:
International funds	28.8	1.4
Other invested assets	2.9	0.1

Total other invested assets	31.7	1.5

Total portfolio	$2,100.8	100.0

The following table provides the composition of our available-for-sale investment portfolio at fair value at December 31:

($ millions)	2008		2007
Fixed maturities	$1,770.7	91.3	$1,745.4	86.4
Equity securities	137.5	7.1	254.2	12.6
Other invested assets	31.7	1.6	19.8	1.0

Total investments, at fair value	$1,939.9	100.0%	$2,019.4	100.0%

The amortized cost and fair value of fixed maturities at December 31, 2008, by contractual maturity, were as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2.5	$2.5
Due after 1 year through 5 years	107.6	111.2
Due after 5 years through 10 years	469.0	482.5
Due after 10 years	1,023.5	994.2
U.S. government agencies mortgage-backed securities	178.5	180.3

Total	$1,781.1	$1,770.7

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

At December 31, 2008, our equity portfolio consisted of approximately 71 different large-cap stocks and 335 small-cap stocks. The largest single position was 3.8% of the equity portfolio based on fair value and the top ten positions account for 29.8% of the equity portfolio.

Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a small allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

The chart below shows the industry sector breakdown of our large-cap equity portfolio versus the S&P 500 Index based on fair value as of December 31, 2008.

Industry Sector	Equity Portfolio % of Fair Value	S&P 500 Index % of Fair Value
Basic Materials	2.2	2.9
Communications	4.1	3.8
Consumer Cyclical	18.4	8.4
Consumer Non-cyclical	14.9	13.0
Energy	6.6	13.4
Financial	9.4	13.1
Health Care	5.1	14.9
Industrial	23.8	11.0
Technology	15.5	15.3
Utilities	—	4.2

Total	100.0	100.0

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

Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 6.26 and 5.10 as of December 31, 2008 and 2007, respectively. The table below summarizes our interest rate risk and shows the effects of a parallel change in interest rates on the fair value of the fixed maturity portfolio (excluding other debt securities) as of December 31, 2008:

Fair value ($ millions)	$1,988.5	$1,881.8	$1,770.7	$1,660.0	$1,554.6
Change in interest rates (bps)	-200	-100	0	+100	+200
Value as % of original value	112%	106%	100%	94%	88%

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

We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as greater than 98% of the bonds we own are rated AA or better and the remaining bonds are rated A. We do not intend to change our investment policy on the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. To provide us greater flexibility in order to manage our market risk exposures, we categorize our fixed maturities as available-for-sale. We do not maintain a trading portfolio.

We have no direct exposure to Lehman Brothers Holdings Inc. or its subsidiaries, American International Group Inc., and no exposure to the common or preferred shares of Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Federal National Mortgage Associations (“Fannie Mae”). Our exposure to Freddie Mac and Fannie Mae is limited to senior debt issues and mortgage-backed pools, which amount to less than 4% of invested assets, with no impairments anticipated as a result.

We have no asset-backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage-backed securities. We only invest in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, approximately $180.3 million or 9.3% of our available-for-sale investment portfolio as of December 31, 2008, were in either Ginnie Mae pools, which are guaranteed by the full faith and credit of the U.S. Government, or Fannie Mae or Freddie Mac pools. In 2008 both Fannie Mae and Freddie Mac received additional U.S. Government backing when they were placed into conservatorship.

Our fixed maturity investment portfolio at December 31, 2008 included securities issued by numerous municipalities with a total carrying value of $1,451.0 million. Approximately $634.6 million or 44% of these securities were enhanced by third-party insurance (the “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security without giving effect to the benefit of the Credit Enhancement. Credit Enhancement is not a primary consideration to us when purchasing a municipal security as we consider the underlying credit rating of the security by Moody’s and S&P as a more important factor in our evaluation process. Of the total $1,451.0 million of municipal securities in our investment portfolio at December 31, 2008, approximately 92% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities.

We believe our municipal bond portfolio (“Muni Portfolio”) is well diversified by issuer and state. No single issuer comprises more than 4% of the portfolio and no more than 10% of the portfolio is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. We have approximately 20% invested in securities which have been either pre-refunded or escrowed to maturity bonds. Approximately 40% of our municipal bonds are general obligation bonds or other tax-backed bonds. The majority of the remaining Muni Portfolio consists of revenue bonds. Our credit research is an important part of our investment management process and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.

As of December 31, 2008, our large-cap equity portfolio had a beta of 0.94 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The table below reflects what changes might occur in the value of the large-cap equity portfolio given a change in the S&P 500 Index:

Fair value ($ millions)	$154.7	$142.4	$130.2	$118.0	$105.7
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	119%	109%	100%	91%	81%

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

At December 31, 2008, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.629 and 0.838, respectively, using the MSCI EAFE Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the index. The tables below reflect what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index:

Fund 1
Fair value ($ millions)	$17.6	$16.6	$15.6	$14.6	$13.6
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	113%	106%	100%	94%	87%

Fund 2
Fair value ($ millions)	$15.4	$14.3	$13.2	$12.1	$11.0
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	117%	108%	100%	92%	83%

The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.

Investment Operations Revenue

Net investment income for 2008 was $87.4 million compared to $84.7 million in 2007. The growth in net investment income is attributed to an increase in average invested assets, from $1,987.1 million at December 31, 2007 to $2,127.6 million at December 31, 2008, primarily due to the January 1, 2008 $92.0 million in cash received in conjunction with the Pooling Change.

($ millions)	Year Ended December 31
	2008	2007
Gross investment income:
Fixed maturities	$79.1	$75.3
Equity securities	5.5	5.7
Other	4.9	5.5

Total gross investment income	89.5	86.5
Less: Investment expenses	2.1	1.8

Net investment income	$87.4	$84.7

Average invested assets (at cost)	$2,127.6	$1,987.1
Annualized investment yield	4.1%	4.3
Annualized investment yield, after tax	3.6%	3.7
Net investment income, after tax	$76.6	$73.6
Effective tax rate	12.4	13.2

Our investment yield declined to 4.1% in 2008 from 4.3% in 2007 due to the following factors: we held fewer large cap dividend paying stocks as we diversified into small cap stocks and international funds; and as the financial markets began to weaken in the last half of 2008, we held higher levels of cash balances which earned lower yields than in 2007.

Realized gains and losses on investments for the years ended December 31, 2008 and 2007, respectively, are summarized as follows:

($ millions)	2008		2007
	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$2.7	$164.6	$0.8	$82.5
Equity securities	9.6	41.0	19.7	76.2
Other invested assets	—	—	—	—

Total realized gains	12.3	205.6	20.5	158.7

Realized losses:
Fixed maturities	—	—	(1.3)	72.7
Equity securities	(37.7)	26.0	(7.1)	30.8
Other invested assets	(11.0)	—	—	—

Total realized losses	(48.7)	26.0	(8.4)	103.5

Net realized (loss) gain on investments	$(36.4)	$231.6	$12.1	$262.2

Equity sales were executed for various reasons in 2008, including the achievement of our price target and generated $9.6 million in gains for that period. The $48.7 million of realized losses for 2008 include the recognition of realized losses from sales activity of $9.4 million. We recognized realized losses on the sale of certain equity positions within the consumer, manufacturing and financial services sectors due to announced changes in business conditions which, in our opinion, greatly diminished future business prospects.

We regularly monitor our investment portfolio for declines in value that are OTTI, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider many factors when assessing our investments for OTTI which include: (1) the financial condition of the issuer, including any specific events that may influence the issuer’s operations; (2) the length of time and/or the depth of decline below cost; (3) our ability and intent to hold the security through its near term recovery period; and (4) the ability of the fair value to recover to cost in the near term. We recognized OTTI charges on our externally managed small cap equity portfolio and a segment of our large cap portfolio where we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.

The $48.7 million of realized losses for 2008 include the recognition of OTTI in our available-for-sale investment portfolio of $39.3 million. The following table provides a detailed breakdown by security type (and by sector for the large cap portfolio) for the 2008 OTTI charges.

($ millions)	Number of positions	Total impairment
Equity Securities:
Large-cap equities:
Communications	2	$(2.1)
Consumer Cyclical	6	(5.4)
Consumer Noncyclical	1	(1.2)
Energy	2	(1.2)
Financial	6	(6.1)
Industrial	2	(4.0)
Technology	4	(2.3)
Other	3	(1.9)

	26	(24.2)

Small-cap equities:	530	(4.1)
Other invested assets:
International funds	2	(11.0)

Total OTTI	558	$(39.3)

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at December 31, 2008, determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year.

The following table provides detailed information on our available-for-sale investment portfolio at fair value for our gross unrealized gains and losses at December 31, 2008.

($ millions, except number of positions) Investment Category:	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Fixed Maturities:
U.S. Treasury securities	$127.6	$4.2	42	$(4.2)	29	$127.6
States and political subdivisions	1,463.1	21.4	288	(33.5)	357	1,451.0
Corporate securities	11.9	0.1	7	(0.2)	7	11.8
Mortgage-backed securities of U.S. Gov. Agencies	178.5	4.0	42	(2.2)	29	180.3

Total fixed maturities	1,781.1	29.7	379	(40.1)	422	1,770.7

Equity Securities:
Consumer	42.2	3.0	71	(2.7)	11	42.5
Technologies	28.7	0.3	58	(2.8)	5	26.2
Pharmaceuticals	1.7	0.3	8	—	—	2.0
Financial services	15.2	0.6	70	(0.5)	5	15.3
Manufacturing and other	56.5	2.5	158	(7.5)	20	51.5

Total equity securities	144.3	6.7	365	(13.5)	41	137.5
Other invested assets	32.4	—	—	(0.7)	2	31.7

Total investments	$1,957.8	$36.4	744	$(54.3)	465	$1,939.9

The following table presents a summary of our cumulative unrealized holding (loss) gain by investment type, net of deferred taxes that were included as a component of accumulated comprehensive loss at December 31, 2008 and December 31, 2007, respectively, and the change in unrealized holding gain (loss), net of deferred tax, for the year ended December 31, 2008:

($ millions)	December 31, 2008	December 31, 2007	$ Change
Available-for-sale investments
Cumulative unrealized holding (loss) gain:
Fixed maturities	$(10.4)	$22.5	$(32.9)
Equities	(6.8)	44.0	(50.8)
Other invested assets	(0.7)	0.3	(1.0)

Cumulative unrealized holding (loss) gain	(17.9)	66.8	(84.7)

Deferred federal income tax asset (liability)	6.3	(23.4)	29.7
Valuation allowance	(2.6)	—	(2.6)

Cumulative unrealized holding (loss) gain, net of tax	$(14.2)	$43.4	$(57.6)

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which was issued by the FASB in September 2006. For financial statement elements currently required to be measured at fair value, SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (“exit price”) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

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

The table below shows our investments measured at fair value by level at December 31, 2008:

($ millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,770.7	$—	$1,768.4	$2.3
Equity securities	137.5	137.5	—	—
Other invested assets	31.7	2.9	—	28.8

Total available-for-sale investments	$1,939.9	$140.4	$1,768.4	$31.1

As of December 31, 2008, Level 3 assets as a percentage of total assets were 1.3%, which we have determined to be insignificant.

Other Income Statement Items

The effective tax rate for 2008 was a benefit of 58.6% compared to an expense rate of 23.3% for 2007. Included in our 2008 loss before federal income taxes are tax-exempt earnings related to our investment portfolio which is the significant contributing differential between the actual 58.6% and the expected statutory rate of 35.0%.

In 2008, a $3.1 million valuation allowance was established against our deferred tax asset to the extent we could not demonstrate recoverability of the asset. The valuation allowance was allocated $0.5 million to deferred tax expense associated with our OTTI realized investment losses recognized in the income statement and $2.6 million against the unrealized holding losses on equity securities recognized through accumulated other comprehensive loss, a component of equity. In the opinion of management, it is more likely than not that we will realize the benefit of our net deferred tax asset. The $0.5 million portion of the valuation allowance reflected in the income statement had the effect of decreasing the effective tax rate benefit by 0.7 percent. No valuation allowance was held at December 31, 2007.

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

Insurance Segments

The following tables provide a summary of our insurance segments’ SAP underwriting gain and SAP combined ratio for the years ended December 31, 2007 and 2006:

($ millions)	2007
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$615.1		$404.7		$1,019.8
Earned premiums	609.6		402.0		1,011.6
Losses and loss expenses	378.4	62.1	207.2	51.5	585.6	57.9
Underwriting expenses	183.9	29.9	154.2	38.1	338.1	33.2

SAP underwriting gain and SAP combined ratio	$47.3	92.0	$40.6	89.6	$87.9	91.1

($ millions)	2006
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$612.8		$406.7		$1,019.5
Earned premiums	614.8		409.0		1,023.8
Losses and loss expenses	389.6	63.4	192.4	47.0	582.0	56.8
Underwriting expenses	180.4	29.4	155.1	38.1	335.5	32.9

SAP underwriting profit and SAP combined ratio	$44.8	92.8	$61.5	85.1	$106.3	89.7

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

($ millions)	2007	2006	% Change
Personal Insurance Segment:

Net Written Premium
Standard auto	$361.5	$361.7	(0.1)
Nonstandard auto	42.7	42.4	0.7
Homeowners	187.7	186.1	0.9
Other personal	23.2	22.6	2.7

Total personal	$615.1	$612.8	0.4

Net Earned Premium

Standard auto	$357.3	$362.1	(1.3)
Nonstandard auto	42.9	44.8	(4.2)
Homeowners	186.5	185.2	0.7
Other personal	22.9	22.7	0.9

Total personal	$609.6	$614.8	(0.8)

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

Net written premiums for our standard auto products decreased 0.1% in 2007 compared to 2006. The competitive marketplace combined with some rate reductions in 2007 contributed to this result. However, we have seen increasing new business production related to the introduction of our CustomFit product into new states. CustomFit uses a multi-variate rating approach that broadens the underwriting eligibility for new customers. In 2007, we began introducing the second generation of CustomFit, which further improves our rating sophistication.

Net written premiums for nonstandard personal auto increased 0.7% in 2007 compared to 2006. This represents a significant improvement compared to the 2006 premium result which declined 13.3% from 2005. Targeted rate decreases coupled with the introduction of new discounts and an increased marketing effort contributed to an increased level of new policy submissions, leading to an increase in premiums.

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

During 2007, we continued to enhance our personal lines point of sale portal, netXpress, by adding several new integration options with a variety of third party tools used by our independent agents including a joint credit ordering tool, integrated report ordering, and the comparative rating tools mentioned above. We also have added a number of internal integration points through the use of web services technology. One example of this is real time integration with our enterprise billing system to provide accurate installment information via netXpress. The goal of these technology investments is to streamline quoting and policy issuance for our agents. We strive to be their carrier of choice and ease of doing business is a major driver toward that goal.

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

($ millions)	2007	2006	% Change
Business Insurance Segment:

Net Written Premium
Commercial auto	$95.8	$98.7	(2.9)
Commercial multi-peril	86.6	87.8	(1.4)
Fire & allied lines	84.0	83.1	1.1
Other & product liability	75.6	77.2	(2.1)
Workers’ compensation	36.1	34.3	5.2
Other commercial	26.6	25.6	3.9

Total business	$404.7	$406.7	(0.5)

Net Earned Premium
Commercial auto	$96.9	$100.3	(3.4)
Commercial multi-peril	86.8	87.5	(0.8)
Fire & allied lines	83.4	84.2	(1.0)
Other & product liability	75.5	77.5	(2.6)
Workers’ compensation	33.4	33.8	(1.2)
Other commercial	26.0	25.7	1.2

Total business	$402.0	$409.0	(1.7)

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

To make it easier for our agents to submit business insurance accounts, in 2007, we introduced bizXpress, our web-based quote and issuance system, to agents in all of our operating states except Florida. We currently utilize bizXpress for businessowners policies. We are working to expand bizXpress functionality to our business auto products in the first half of 2008, while we develop the same functionality for workers’ compensation business for introduction at a later date. This has been a highly collaborative initiative that has included agent focus group input throughout the project lifecycle. It also leverages the STP technology investment mentioned above. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance.

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

The following table presents the provision for losses and loss expenses for those claims occurring in the current calendar year and prior years, along with the GAAP Loss and LAE ratio for the years 2007 and 2006, respectively:

($ millions)	2007	% GAAP Loss and LAE	2006	% GAAP Loss and LAE
Provision for losses and loss expenses occurring:
Current year	$645.5	62.7	$659.3	64.4
Prior years	(54.7)	(4.3)	(71.7)	(7.0)

Total losses and loss expenses	$590.8	58.4	$587.6	57.4

A tabular presentation of the 2007 $54.7 million favorable development broken down by accident year is shown below.

($ millions) Accident year	Current year development of ultimate liability
Redundancy /(Deficiency)
1997 and prior	$(4.8)
1998	(0.1)
1999	0.2
2000	0.2
2001	1.8
2002	1.1
2003	4.3
2004	2.3
2005	20.2
2006	29.5

Total	$54.7

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

The following tables provide our insurance segments’ SAP Loss and LAE ratios (“loss ratios”) by major line of business for 2007 and 2006 with the catastrophe (“Cat”) and non-catastrophe (“Non-Cat”) impact shown:

($ millions) 2007 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$357.3	$2.3	$217.4	$219.8	0.7	60.9	61.5
Nonstandard auto	42.9	—	27.1	27.1	—	63.2	63.2
Homeowners	186.5	26.5	94.0	120.5	14.2	50.4	64.6
Other personal	22.9	1.8	9.2	11.0	7.9	40.3	48.2

Total personal	609.6	30.7	347.8	378.4	5.0	57.0	62.1
Business insurance segment:
Commercial auto	96.9	—	50.6	50.6	—	52.2	52.2
Commercial multi-peril	86.8	1.5	49.9	51.5	1.7	57.5	59.3
Fire & allied lines	83.4	4.9	36.0	40.9	5.9	43.2	49.1
Other & product liability	75.5	—	32.8	32.8	—	43.5	43.5
Workers’ compensation	33.4	—	24.9	24.9	—	74.6	74.6
Other commercial	26.0	—	6.5	6.5	—	24.8	24.8

Total business	402.0	6.4	200.8	207.2	1.6	49.9	51.5
Total SAP personal and business	$1,011.6	$37.1	$548.5	$585.6	3.7	54.2	57.9

($ millions) 2006 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$362.1	$6.5	$199.9	$206.4	1.8	55.2	57.0
Nonstandard auto	44.8	0.3	26.6	26.9	0.7	59.3	60.0
Homeowners	185.2	59.7	85.0	114.7	32.2	45.9	78.1
Other personal	22.7	6.4	5.2	11.6	28.3	22.8	51.1

Total personal	614.8	72.9	316.6	389.6	11.9	51.5	63.4
Business insurance segment:
Commercial auto	100.3	0.3	40.1	40.4	0.3	39.9	40.3
Commercial multi-peril	87.5	1.1	41.4	42.5	1.3	47.3	48.6
Fire & allied lines	84.2	16.1	33.0	49.1	19.2	39.2	58.3
Other & product liability	77.5	—	29.1	29.1	—	37.5	37.5
Workers’ compensation	33.8	—	19.4	19.4	—	57.5	57.5
Other commercial	25.7	0.2	11.7	11.9	0.6	45.7	46.3

Total business	409.0	17.7	174.6	192.4	4.3	42.7	47.0
Total SAP personal and business	$1,023.8	$90.6	$491.3	$582.0	8.9	48.0	56.8

The personal insurance segment loss ratio was 1.3 points lower in 2007 than in 2006. Catastrophes accounted for 5.0 loss ratio points in 2007 compared to 11.9 points in 2006. Excluding the impact of catastrophes, the personal lines loss ratio in 2007 was 5.5 points higher than in 2006. The increase in both the standard and nonstandard auto loss ratios can be attributed partially to rate reductions taken in 2006 and 2007. The improvement in the homeowners loss ratio can be attributed primarily to the reduction of catastrophe losses. In 2007, catastrophes added 14.2 points to the homeowners loss ratio compared to 32.2 points in 2006.

The business insurance segment’s loss ratio for 2007 was 4.5 points higher than in 2006. Catastrophes accounted for 1.6 loss ratio points in 2007 compared to 4.3 points in 2006. Excluding the impact of catastrophes, the business lines loss ratio in 2007 was 7.2 points higher than in 2006. The overall increase reflects rate reductions in premium per exposure on business written in 2006 and 2007 and an increase in the number of large property losses. Workers’ compensation, which represents approximately 9.0% of our business insurance portfolio and less than 4.0% of our overall insurance segment portfolio, tends to be a more volatile line of business due to its size and risks written. We do not write mono-line workers’ compensation, but make our product available as part of the business package policy. The increase in the level of 2007 losses as compared to 2006 was driven largely by an increase in severity rather than frequency. We regularly monitor frequency and severity trends, as well as the overall construction of our workers’ compensation book of business. In addition, we promote the writing of the low-hazard risk types that have developed a consistent pattern of profitability.

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

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2007, we had no fixed maturity investments rated below investment grade. Our only investments in asset-backed securities were in federal agency pools (Fannie Mae and Freddie Mac) and government guaranteed pools (Ginnie Mae).

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

During the fourth quarter 2007, we began to diversify our equity portfolio and utilize outside money managers to invest in U.S. small-cap equities and international funds. These managers are permitted to manage the portfolios according to their own respective portfolio objectives. In selecting our outside money managers we confirm that their portfolio objectives, including risk tolerance, are acceptable to us; however, there may be slight differences in their objectives with respect to dividend payments and other constraints that we apply to our large cap equity holdings. By further diversifying our portfolio into small-cap equities and international funds, we hope to achieve a greater total return with reduced volatility.

In August 2007, we completed a portfolio diversification study with the objective to reduce the volatility of the returns and improve our overall after-tax return while continuing to maintain a high-quality portfolio. Based on this study, the Committee (defined below) approved the following target asset allocation:

Cash and cash equivalents	3.5%
Core fixed maturities	69.0
Treasury inflation protected securities	10.0
Large-cap equities	10.5
Small-cap equities	3.0
International funds	4.0

Total portfolio	100.0%

Composition of Investment Portfolio

Beginning in the fourth quarter of 2007, we began investing funds as they became available moving toward our targeted asset allocations over the next 12 to 18 months. The following table provides a breakdown of our investments relative to our targeted allocated percentages provided above at December 31, 2007. We measure our investment portfolio allocation with fixed maturities at amortized cost and equities and international funds at fair value.

($ millions)		% of Total
Cash and cash equivalents	$70.9	3.4
Core fixed maturities	1,710.0	82.6
Treasury inflation protected securities	12.9	0.6
Large-cap equities	242.7	11.7
Small-cap equities	11.5	0.6
International funds	15.9	0.8
Other invested assets	5.7	0.3

Total portfolio	$2,069.6	100.0

The following table provides the composition of our available-for-sale investment portfolio at December 31, 2007 and 2006, respectively:

($ millions)	2007		2006
Fixed maturities	$1,745.4	86.4%	$1,647.4	85.1
Equity securities	254.2	12.6	284.2	14.7
Other invested assets	19.8	1.0	4.0	0.2

Total investments, at fair value	$2,019.4	100.0%	$1,935.6	100.0

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$16.9	$16.9
Due after 1 year through 5 years	60.5	62.5
Due after 5 years through 10 years	437.5	451.1
Due after 10 years	1,019.4	1,025.5
U.S. government agencies mortgage- backed securities	188.6	189.4

Total	$1,722.9	$1,745.4

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

Our equity portfolio consists primarily of large-cap value-oriented stocks, with a small allocation to small-cap equities. Therefore, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

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

($ millions)	Year Ended December 31
	2007	2006
Gross investment income:
Fixed maturities	$75.3	$73.6
Equity securities	5.7	5.1
Other	5.5	6.1

Total gross investment income	86.5	84.8
Less: Investment expenses	1.8	1.7

Net investment income	$84.7	$83.1

Average invested assets (at cost)	$1,987.1	$1,891.6
Annualized investment yield	4.3%	4.4
Annualized investment yield, after tax	3.7%	3.7

Realized gains and losses on investments for the years ended December 31, 2007 and 2006, respectively are summarized as follows:

($ millions)	2007		2006
	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$0.8	$82.5	$1.8	$130.1
Equity securities	19.7	76.2	15.6	72.0

Total realized gains	20.5	158.7	17.4	202.1
Realized losses:
Fixed maturities	(1.3)	72.7	(4.8)	41.3
Equity securities	(7.1)	30.8	(7.0)	31.8

Total realized losses	(8.4)	103.5	(11.7)	73.1

Net realized gains on investments	$12.1	$262.2	$5.6	$275.2

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

We regularly monitor our investment portfolio for declines in value that are OTTI, an assessment which requires significant management judgment. Among the factors considered by management are the nature of the investment, severity and length of decline in fair value, events impacting the issuer, overall market conditions, and our intent and ability to hold securities until recovery. When a security in our investment portfolio has been determined to have a decline in fair value that is OTTI, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not OTTI, are included in other comprehensive income.

For the year ended December 31, 2007, we recognized $1.9 million OTTI compared to $5.4 million for the same 2006 period. During 2007, we recognized no OTTI on our fixed maturity portfolio; however, we recognized $1.9 million in realized losses related to OTTI within our equity portfolio. Of the $1.9 million in realized losses, $1.1 million related to two equity positions within the consumer cyclical sector impacted by the downturn in the housing industry. The remaining $0.8 million in realized losses was limited to our externally managed U.S. small-cap portfolio for which we were unable to make the assertion regarding our intent to hold particular securities that were currently valued below cost until recovery in the near term. The OTTI recognized in 2007 were limited to these securities, based on specific facts and judgments related to these particular issuers. The 2006 write-downs related primarily to our investment in certain subordinate income notes and principal protected units representing purchased beneficial interests in securitized financial assets. We reduced the estimate of future cash flows we expected to receive from these securities in light of actual default rates of the underlying collateral securities exceeding the assumed defaults.

Gross Unrealized Investment Gains and Losses

A review of our investment portfolio at December 31, 2007 determined there were no individual investments with an unrealized loss that had a fair value significantly below cost continually for more than one year. There were also no individual material securities with an unrealized holding loss at December 31, 2007.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses at December 31, 2007:

($ millions, except number of positions)
Investment Category:	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Fixed Maturities:
U.S. Treasury securities	$90.9	$2.2	34	$(0.1)	6	$93.0
States and political subdivisions	1,432.7	23.6	469	(4.3)	181	1,452.0
Corporate securities	10.7	0.3	11	—	1	11.0
Mortgage-backed securities of U.S. Gov. Agencies	188.6	2.6	23	(1.8)	48	189.4

Total fixed maturities	1,722.9	28.7	537	(6.2)	236	1,745.4
Equity Securities:
Consumer	65.3	18.1	78	(1.7)	5	81.7
Technologies	24.7	5.4	71	(0.3)	2	29.8
Pharmaceuticals	8.4	0.6	9	(0.2)	2	8.8
Financial services	35.6	7.9	79	(0.7)	3	42.8
Manufacturing and other	76.2	15.4	149	(0.5)	4	91.1

Total equity securities	210.2	47.4	386	(3.4)	16	254.2
Other invested assets	19.6	0.3	2	(0.1)	2	19.8

Total investments	$1,952.7	$76.4	925	$(9.7)	254	$2,019.4

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

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our short and long term needs. Our primary sources of cash are premiums, investment income, investment sales and the maturity of fixed income security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2008 and 2007, we had $150.5 million and $70.9 million, respectively, in cash and cash equivalents, and $1,939.9 million and $2,019.4 million, respectively, of total available-for-sale investments at fair value. Included in our fixed maturities available-for-sale at fair value are $56.0 million and $55.1 million of securities on deposit with insurance regulators as required by law at December 31, 2008 and 2007, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments see “Investments Operations Segment” included in this Item 7.

Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, because the STFC Pooled Companies participate in the Pooling Arrangement, they do not have the daily liquidity concerns normally associated with an insurance company. This is because under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies within 45 days following each quarter end.

When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, we have an off-balance sheet credit–risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premium from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit-risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in Other Expenses in the accompanying consolidated Statements of Income.

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

Net cash provided by operating activities was $183.5 million, $121.6 million and $93.5 million for 2008, 2007 and 2006, respectively. Significant sources of operating cash flows are derived from underwriting operations and net investment income. In addition, 2008 benefited from the $92.0 million of cash received by the STFC Pooled Companies in connection with the Pooling Change. There is also a corresponding ongoing impact of adding the New Pool Business which is reflected in the premiums, losses and expenses excluding the one-time Pooling Change. In addition, losses were higher in 2008 than 2007 due to the increased level of catastrophes previously discussed. The table below is a proforma of the direct method of our operating cash flows.

($ millions)	2008	2007	Increase (Decrease)	One-Time Pooling Change	Excluding Pooling Change
Net premium written	$1,204.9	$1,019.8	$185.1	$53.6	$131.5
Investment income	99.1	96.7	2.4	—	2.4
Loss and LAE paid	(719.5)	(599.6)	(119.9)	53.3	(171.2)
Expense paid(1)	(387.8)	(358.1)	(29.1)	(12.9)	(16.8)
Federal income tax	(18.2)	(42.3)	24.1	—	24.1
Other	5.1	5.1	0.1	—	0.1

Total	$183.5	$121.6	$61.9	$92.0	$(30.1)

(1)	Expense paid includes interest paid during the year of $7.5 million in 2008 and $7.8 million in 2007

The positive net cash provided by operating activities in 2007 and 2006 was largely due to favorable underwriting and investment income cash flows, offset by increases in cash paid on estimated federal income taxes, interest expense and cash contributions to our defined benefit pension plan. Cash from operations in 2007 increased $28.2 million over 2006 primarily due to a reduction in claim payments from a lower level of catastrophe losses in 2007 compared to 2006 offset partially by an increase in taxes paid.

Despite the increased level of catastrophe losses in 2008, we managed our cash flows through current operational activity and maturities of investments, without a need to liquidate investments in the 2008 uncertain market environment. See “Investment Operations Segment—Composition of Investment Portfolio” included in this Item 7 for further discussion. However, should our written premium decline or paid losses increase significantly or a combination thereof our cash flows from operations could be impacted requiring us to liquidate investments at a loss.

During 2008, 2007 and 2006, as permitted by regulations of the Internal Revenue Service, we made cash contributions of $12.0 million, $11.5 million and $10.0 million, respectively, to our defined benefit pension plan on behalf of our employees. The actuarially determined contribution to our defined benefit pension plan ranges from the minimum amount we would be required to contribute to the maximum amount that would be tax deductible. Amounts contributed in excess of the minimum are deemed voluntary while amounts in excess of the maximum would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in each of these three years were within the minimum and maximum funding amounts that would be deductible for tax purposes. The actuarially determined funding amount to the plan is generally not determined until the second quarter with respect to the contribution year, though we currently expect to make a minimum cash contribution to our defined benefit pension plan of approximately $15.0 million during 2009. For a further discussion regarding our defined benefit pension plan, see “Employee Benefit Plans” included in this Item 7.

Net cash used in investing activities was $51.5 million, $86.1 million and $43.2 million for 2008, 2007 and 2006, respectively.

•

The decline in 2008 versus 2007 was principally the result of an increase in the accumulation of cash for future claims settlements and intercompany payments to affiliates and to pay stockholder dividends.

The increase in 2007 versus 2006 was principally the result of:

•	a greater amount of cash and cash equivalents available to invest at the beginning of 2007 versus 2006 ($73.4 million in 2007 compared to $28.7 million in 2006);

•	an increase in the level of cash provided from operations between the two years.

Our financing activities for 2008, 2007 and 2006 produced net cash outflows of $52.4 million, $38.0 million, and $5.6 million, respectively. The following contributed to the fluctuations between those years:

•

Dividends paid to shareholders totaled $23.9 million, $20.5 million and $15.4 million for 2008, 2007 and 2006, respectively. The increase in dividends paid between 2008, 2007 and 2006 was due to increasing the amount of dividends paid per common share. Dividends paid per common share were $0.60 in 2008, $0.50 in 2007 and $0.38 in 2006.

•	Cash used to repurchase common shares under our stock repurchase program was $33.2 million and $22.1 million for 2008 and 2007, respectively. See “Other Capital Transactions” below.

Other Capital Transactions

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009. State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. For the year ended December 31, 2008 a total of 1,214,586 of common shares were purchased under this program at an average repurchase price of $27.25 per share for a total of $33.2 million. Since inception through December 31, 2008, a total of 2,028,116 common shares have been purchased under this program at an average purchase price of $27.26 per share for a total of $55.3 million.

On November 7, 2008, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend was payable on December 31, 2008, to shareholders of record on December 15, 2008. On March 6, 2009, the Board of Directors of State Auto Financial declared a quarterly cash dividend of $0.15 per share. The dividend is payable on March 31, 2009, to shareholders of record on March 17, 2009. This is the 71st consecutive quarterly cash dividend declared by State Auto Financial’s Board since we had our initial public offering of common stock on June 28, 1991.

To fund capital transactions and provide additional working capital to State Auto Financial, in 2008 State Auto P&C, Milbank, Farmers, and State Auto National Insurance Company (“SA National”) declared cash dividends of $14.0 million, $14.0 million, $4.0 million and $7.0 million, respectively. The cash transfer of dividends was completed in 2008. The dividends from State Auto P&C, Milbank, Farmers and SA National were paid from unassigned statutory surplus and were not considered to be extraordinary for regulatory purposes.

Other Events

On March 12, 2009, we issued a press release announcing preliminary estimates of the 2009 catastrophe storm activity that hit our Midwest operating states. This press release disclosed our expectation that first quarter 2009 earnings will include between $38.0 and $42.0 million in pre-tax catastrophe losses related to late January and early February storm activity. Over the past five years, we have experienced an average of $12.4 million in catastrophe losses during the first quarter. While the 2009 January and February catastrophe storm losses will be significant to our first quarter 2009 results, we do not expect these losses to have a significant impact on our overall financial position.

Borrowing Arrangements

The following provides an overview of our borrowing arrangements during 2008 and outstanding at December 31, 2008:

Credit Agreement

State Auto Financial has a credit agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“Credit Facility”). The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2008, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement. We are currently evaluating whether we should amend or terminate this agreement based on our needs and other options available for contingency funding. We believe our other sources of cash are sufficient to fund our liquidity needs for the foreseeable future. We currently do not intend to drawdown any funds under the Credit Facility.

Senior Notes

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all our subsidiaries’ existing and future indebtedness. As of December 31, 2008, we were in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) issued $15.0 million liquidation amount of capital securities in 2003, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for the periods January 2006 through December 31, 2008 ranged from 6.38% to 9.78%.

Notes Payable Summary

The following summarized our notes payable at December 31, 2008:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$102.1	$86.9	6.25%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	6.38%

Total Notes Payable	$117.6	$102.4

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2008, we had $15.5 million notes payable with variable interest and $102.1 million notes payable with interest fixed at 6.25%, which equated to approximately 13.1% variable interest debt and 86.9% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates (b) anticipated future market interest rates (c) availability of fixed versus variable interest instruments and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations”.

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

During 2007, the Beacon Insurance Group was added to the State Auto Group’s reinsurance programs described below and as of January 1, 2008, the Patrons Group was added to these programs.

Each member of the State Auto Group is party to working reinsurance treaties for casualty, workers’ compensation and property lines with several reinsurers arranged through a reinsurance intermediary. These agreements are described in more detail below. We have also secured other reinsurance to limit the net cost of large loss events for certain types of coverage written in certain companies, including reinsurance covering umbrella liability losses up to a limit of $10.0 million with a maximum of $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations. Facultative reinsurance provides for a separate reinsurance agreement covering a particular risk or insurance policy. The State Auto Group also participates in state insurance pools and associations. In general, these pools and associations are state sponsored and/or operated, impose mandatory participation by insurers doing business in that state, and offer coverage for hard-to-place risks at premium rates established by the state sponsor or operator, thereby transferring risk of loss to the participating insurers in exchange for premiums which may not be commensurate with the risk assumed.

The casualty excess of loss reinsurance agreement provides that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually.

The workers’ compensation excess of loss reinsurance agreement provides that each company in the State Auto Group is responsible for the first $2.0 million of covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $10.0 million of covered loss. Net retentions under this agreement may be submitted to the casualty excess of loss agreement, subject to a limit of $2.0 million per loss occurrence. The rates for this reinsurance are negotiated annually.

In addition to the workers’ compensation reinsurance described above, each company in the State Auto Group is party to an agreement which provides an additional layer of reinsurance for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $20.0 million of covered loss. This coverage is subject to a “Maximum Any

One Life” limitation of $10.0 million. This limitation means that losses associated with each worker may contribute no more than $10.0 million to covered loss under this agreement. The rates for this reinsurance are negotiated annually.

The property per risk excess of loss reinsurance agreement provides that each company in the State Auto Group is responsible for the first $3.0 million of each covered loss. The reinsurers are responsible for 100% of the excess over $3.0 million up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually.

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement covering catastrophe related events affecting at least two risks. On July 1, 2008, concurrent with the renewal of the agreement, we increased the limit of coverage by $20.0 million from $80.0 million to $100 million. The limit of $100 million is structured in two layers. The first is $25.0 million excess of our retention, and the second is $75 million excess of the first layer. On a combined basis, the members of the State Auto Group retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $100 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $155.0 million of covered losses, each occurrence. Our companies are responsible for losses above $155.0 million. The rates for this reinsurance are negotiated annually.

The terms of the property catastrophe excess of loss reinsurance agreement described above provide that if coverage is exhausted, coverage may be reinstated upon payment of an additional premium. By this reinstatement provision, the property catastrophe reinsurance agreement effectively provides two sets of limits that may be used to cover multiple events. In September 2008, Hurricane Ike produced losses to the members of the State Auto Group that exceeded the $55.0 million retention layer, and were expected to exhaust the first $25.0 million layer of reinsurance coverage. On October 23, 2008, members of the State Auto Group entered into a separate property catastrophe excess of loss reinsurance agreement (the “Third Event Agreement”) which provided an additional $25.0 million of coverage in excess of our $55.0 million retention layer. Under the Third Event Agreement, the members of the State Auto Group, on a combined basis, retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $25.0 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $80.0 million of covered losses, each occurrence. The Third Event Agreement does not include a provision to reinstate coverage if exhausted.

Prior to July 1, 2008, members of the State Auto Group participated in an intercompany catastrophe excess of loss reinsurance agreement (the “Catastrophe Assumption Agreement”) under which State Auto P&C acted as the catastrophe reinsurer for the State Auto Group. Under the Catastrophe Assumption Agreement State Auto P&C was responsible for up to $100.0 million of covered losses in excess of the $135.0 million of covered losses under the catastrophe reinsurance arrangement described above. The Catastrophe Assumption Agreement was not renewed and expired on July 1, 2008. There had been no losses assumed under the Catastrophe Assumption Agreement during 2008, 2007 and 2006.

As of January 1, 2009, members of the State Auto Group entered into a property catastrophe net aggregate excess of loss reinsurance agreement (the “Catastrophe Aggregate Agreement”). This is a new agreement which provides reinsurance coverage for certain catastrophic events, including certain events falling below the $55.0 million retention under the property catastrophe excess of loss reinsurance agreement previously described. Events covered by the Catastrophe Aggregate Agreement must be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Individual occurrences are capped at $55.0 million and are subject to a $5.0 million franchise deductible, meaning occurrences producing losses totaling less than $5.0 million are excluded. Subject to these limitations, qualifying losses from individual occurrences are then aggregated over the course of the reinsurance term, January 1, 2009 through December 31, 2009. On an aggregate basis, the members of the State Auto Group combined retain the first $80.0 million of covered loss, with a 25% co-participation on the next $30.0 million of covered loss. The reinsurer is responsible for 75% of the excess over $80.0 million up to $110.0 million of covered loss on an aggregate basis.

Contractual Obligations

Our significant contractual obligations as of December 31, 2008, were as follows:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and reserves(1)	$851.8	$346.1	$286.4	$103.3	$116.0
Notes payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	$100.0	$—	$—	$100.0	$—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.5	—	—	—	15.5

Total notes payable	$115.5	$—	$—	$100.0	$15.5
Interest payable (2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	$31.3	$6.3	$12.5	$12.5	$—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	21.3	0.9	1.7	1.7	17.0

Total interest payable	$52.6	$7.2	$14.2	$14.2	$17.0
Postretirement benefits	$51.2	$3.9	$8.1	$9.0	$30.2
Pension funding(5)	$178.6	$7.3	$38.4	$50.1	$82.8

Total	$1,249.7	$364.5	$347.1	$276.6	$261.5

(1)

We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Loss and Loss Expense Reserves” included in this Item 7. These patterns were applied to the December 31, 2008, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15.
(4)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2008 of 1.4250% plus 4.20%, or 5.6250%.
(5)

These amounts are estimates of ERISA minimum funding levels based on adjustments to prior year assumptions for our defined benefit pension plan and do not represent an estimate of our expected contributions. Funding levels generally are not determined until later in the year with respect to the contribution year. See Note 9, “Pension and Postretirement Benefits Plans” to our Consolidated Financial Statements included in Item 8 of this Form 10-K for a tabular presentation of expected benefit payments from the State Auto Group’s defined benefit pension plan.

Lease and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.

Regulatory Considerations

At December 31, 2008, 2007 and 2006, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

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

As shown below the leverage ratios increased from 2007 to 2008. Net written premiums increased primarily due to a combination of increased Organic Growth and the impact of the Pooling Change along with our insurance subsidiaries’ statutory surplus decreasing mostly due to underwriting losses coupled with realized and unrealized losses on investments. The statutory leverage ratios for our insurance subsidiaries at December 31, 2008, 2007 and 2006 were as follows:

Statutory Leverage Ratios(1)	2008(2)	2007	2006
State Auto P&C	1.7	1.2	1.2
Milbank	1.6	1.2	1.2
Farmers	1.4	1.0	1.1
SA Ohio	1.1	1.0	1.0
SA National	0.6	0.6	0.6
Weighted Average	1.6	1.1	1.2

(1)	We use the statutory leverage ratio as there is no comparable GAAP measure.
(2)	Table excludes the one-time impact on net written premiums of $53.6 million that occurred in conjunction with the Pooling Change.

Our insurance subsidiaries pay dividends to State Auto Financial which in turn may be used by State Auto Financial to pay dividends to stockholders or to make principal and interest payments on debt. Individual states limit the amount of dividends that our insurance subsidiaries domiciled in those states can pay without prior approval. Under current law, at December 31, 2008 $73.8 million is available in 2009 for payment as a dividend from our insurance subsidiaries to State Auto Financial, without prior approval from our respective domiciliary state insurance departments. In 2008 and 2007, State Auto Financial received $39.0 million and $50.0 million, respectively in dividends from its insurance subsidiaries and none in 2006. We are required to notify the insurance subsidiaries’ applicable state insurance commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary state commissioner of each insurance subsidiary has the authority to limit a dividend when the commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed Risk-Based Capital (“RBC”) requirements. RBC attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to authorized control level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2008, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 699% to 1,902%.

Credit and Financial Strength Ratings

The following table summarizes our credit and insurance company financial strength ratings as of March 13, 2009:

	A.M. Best	Moody’s	Standard & Poor’s
STFC (credit rating)	a-	Baa2	BBB
STFC Pooled Companies (financial strength)	A+	A2	A
SA National (financial strength)	A+	n/a	A

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

In February 2009 Moody’s lowered our credit rating from Baa1 to Baa2 due to Moody’s belief that the debt incurred by State Auto Mutual in connection with its acquisition of Rockhill Holding Company will reduce the ability of State Auto Mutual to offer contingent support to us. Contingent support had been the rationale for narrower notching between our credit rating and insurance financial strength rating (two notches instead of the customary three for U.S. insurance holding companies).

The published financial strength ratings on the insurance company subsidiaries of State Auto Financial are opinions as to the ability of those companies to meet their ongoing obligations to their policyholders. The A.M. Best financial strength ratings influence our ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof. State Auto Mutual has received A.M. Best’s A+ or higher rating every year since 1954. The STFC Pooled Companies and the Mutual Pooled Companies are collectively assigned a pool rating by A.M. Best while SA National is rated by A. M. Best as a part of the total group.

Our ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage. Presently, our A.M. Best, Moody’s and Standard & Poor’s ratings are assigned stable outlooks.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires employers with defined benefit pension and other postretirement benefit plans, such as health care, to recognize the funded status of its benefit plans on its balance sheet and measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and to provide additional disclosures. Adopting SFAS 158 required us to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) on our balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of SFAS 158 at December 31, 2006 had the impact of decreasing accumulated comprehensive income by $63.9 million, net of tax.

Effective January 1, 2008, we adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax. The discount rate used to re-measure our benefit plan obligations at January 1, 2008 was 6.50% an increase of 0.25 points from the earlier measurement date of September 30, 2007, which was used to report our benefit obligations on December 31, 2007.

To calculate the State Auto Group’s December 31, 2008 pension projected benefit obligation (“PBO”), we used a discount rate of 6.0% based on an evaluation of the expected future benefit cash flows of our defined benefit pension plan used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else equal, a higher present value of the benefit obligation. We selected an expected long-term rate of return on our plan assets of 9.0% by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plan. To calculate the net periodic benefit cost for the year ended December 31, 2008, a discount rate of 6.5% and an expected long-term rate of return on plan assets of 9.0% were used.

Our funding status on our pension plan went from a $2.1 million asset at January 1, 2008, to a $73.2 million liability at December 31, 2008. The decline in interest rates over the course of the year and the difference between expected and actual return on assets held by our pension plan had the effect of increasing our liability and cumulative unrecognized actuarial loss, a component of accumulated comprehensive loss in our equity. The factors influencing these increases are as follows: (1) the selected discount rate of 6.0% decreased 0.50 points from the 6.50% rate used at January 1, 2008, which had the effect of increasing the 2008 PBO and related unrecognized actuarial loss approximately $16.6 million, and (2) the actual return on our plan assets was a loss of $40.9 million compared to an expected return of $19.4 million for a net increase to our liability and unrecognized actuarial loss of approximately $60.3 million. In addition to the discount rate and expected to actual return on plan assets, unrecognized gains and losses arise from several factors including expected to actual demographic changes, such as retirement age, mortality, turnover, and rate of compensation increases. The cumulative unrecognized actuarial loss is systematically recognized as an increase in net periodic cost over the average future service period of active participants.

The accumulated benefit obligation (“ABO”) of a defined benefit plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the PBO is the ABO plus a factor for future compensation levels. The ABO, which considers current compensations level only, provides information about the obligation an employer would have if the plan were discontinued at the date of measurement date. At December 31, 2008, the ABO and PBO were $215.2 million and $245.9 million, respectively. At December 31, 2008 the fair value of the assets of our defined benefit pension plan was $172.7 million, which resulted in an underfunding status within our balance sheet of $73.2 million. The State Auto Group has consistently targeted contributions to our defined benefit pension plan with the objective of maintaining a fully funded status on an ABO basis. Historically our plan assets have exceeded our ABO. Given the recent significant decline in the pension plan’s asset we are reviewing the options available to us from a funding perspective. Currently we are anticipating a minimum cash contribution in 2009 of $15.0 million.

Our unfunded status on our postretirement medical plan (“retiree med plan”) decreased from $118.2 million at January 1, 2008 to $109.1 million at December 31, 2008. The factors influencing this decrease are as follows: (1) In October 2008, we announced a substantive change to increase retiree cost sharing in the retiree med plan, effective January 1, 2009. This change will allow us to decrease our overall company costs and continue to provide a competitive retiree med plan for all associates and current retirees. The increase in the cost sharing will be phased in over five years for current retirees and those associates who announced their retirement before December 31, 2008 and retire in the first half of 2009. On October 1, 2008, this change reduced our PBO and unrecognized prior service balance, a component of accumulated comprehensive loss in our equity, by $28.1 million. (2) Offsetting the cost share plan change is a combination of the following factors: (a) Key assumptions used in determining the amount of the benefit obligation and related periodic cost are the discount rate and the assumed health care cost trend rate. We decreased our selected discount rate by 0.50 points to 6.00% from the 6.50% rate used at January 1, 2008. We assume that the relative increase in health care costs will continue to rise over the next several years. For 2008 the expected rate of increase in future health care costs was 10% for 2008, trending down 1% per year to 5% thereafter. Changes to these two key assumptions, had the effect of increasing our obligation and unrecognized actuarial loss at December 31, 2008. (b) Additional unrecognized net actuarial gains or losses adjustments arising from demographic changes and expected to actual claims experience, which at December 31, 2008 had the effect of increasing our obligation and unrecognized actuarial loss.

In October 2008, we offered an early retirement incentive option to retirement eligible associates. This early retirement option is deemed a special termination benefit under SFAS No 88—“Employers’ Accounting for Settlements and Curtailments of Define Benefit Pension Plans and for Termination Benefits. An employer offering special termination benefits to employees must recognize a liability and an expense when the following conditions are met: 1) the employees accept the offer, and 2) the amount can be reasonably estimated. We recognized an expense of $1.9 million for the acceleration of certain plan benefits for those retirement eligible associates who elected early retirement.

Loss and Loss Expense Reserves

Our loss and loss expense reserves reflect all unpaid amounts for claims that have been reported as well as for claims that have been incurred but not reported (“IBNR”). Our loss and loss expense reserves are not discounted to present value.

Losses and allocated loss expense reserves (“Loss and ALAE Reserve”) are management’s best estimates (“MBE”) at a given point in time of what we expect to pay to settle all claims incurred as of that date based on known facts, circumstances and historical trends. Reserves for reported losses are established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for trend changes caused by inflation. Case and formula basis loss reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. The process for calculating the IBNR component of the Loss and ALAE Reserve is to develop an estimate of the ultimate losses and allocated loss expenses incurred, and subtract all amounts already paid or held as case or formula reserves.

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

Our internal actuarial staff conducts quarterly reviews of projected loss development information to assist management in making estimates of ultimate losses and loss expenses. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments, and late reported claims. In addition, reasonableness tests are performed on many of the assumptions underlying each reserving methodology, such as claim frequency, claim severity and loss ratios. Nonetheless, changes which are not contemplated do occur over time, and those changes are incorporated in subsequent valuations of the loss reserves.

We use a number of different methodologies to estimate the IBNR component of the Loss and ALAE Reserves. Our reserves include amounts related to short tail and long tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The reserving methods and strengths and weaknesses of each are described below.

Short-Tail Business: For short-tail business, claims are typically settled within five years, and the most common actuarial estimates are based on techniques using link ratio projections of incurred losses, paid losses, claim counts and claim severities. Each of these methods is described below in detail. Separate projections are made for catastrophes that are in the very early stages of development based on specific information known through the reporting date.

Incurred Loss Development Method: The Incurred Loss Development Method is probably the most common actuarial method used in projecting indicated IBNR reserves. This method uses paid loss experience as well as the outstanding estimates (formula and case reserves) for claims that have been reported and are still open. The underlying assumption of the Incurred Loss Development Method is that case reserve adequacy remains consistent over time. This method’s advantage is its responsiveness to changes in reported losses, which is particularly valuable in the less mature accident years. The disadvantage of the Incurred Loss Development Method is that case reserve adequacy changes will distort the IBNR projections.

Paid Loss Development Method: The Paid Loss Development Method uses calculations that are very similar to the Incurred Loss Development Method. The key difference is that the data used in the paid method exclude case reserve estimates, so only paid losses are utilized. With this method, a payment pattern is estimated to project ultimate settlement values for each accident year, with the underlying assumption that claims are settled at a consistent rate over time. Neither case reserves nor the rate at which claims are reported (except to the extent that the reporting pattern influences the payment pattern) is relevant to the results of this method. This method’s advantage is the estimates of ultimate loss are independent of case reserve adequacy and are unaffected by company changes in case reserving philosophy. The disadvantages are that the paid method does not use all of the available information, and in some cases the liability payment patterns require the application of very large development factors to relatively small payments in less mature accident years.

Claim Counts and Severities Method: The Counts and Severities Method calculations are very similar to the other methods. The incurred claim counts reported to date are projected to an ultimate number. Similarly, the incurred loss severities are projected to an ultimate value. The ultimate incurred count is multiplied by the ultimate incurred severity, for each accident year, to arrive at the ultimate incurred loss. Finally, as with the other loss development methods, an estimate of the IBNR reserve is calculated by subtracting the reported losses from the estimated ultimate losses.

Long-Tail Business: Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio, Bornhuetter-Ferguson, and Least-Squares techniques as described below. We also use statistical models when the historical patterns can be reasonably approximated.

Expected Loss Ratio Method: The Expected Loss Ratio Method generates indicated IBNR by multiplying an expected loss ratio by earned premium, then subtracting incurred-to-date losses. For slower reporting lines of business, new products, or data that is very immature, the actual claim data is often too limited or too volatile for other projection methods. With this method the premiums are used as a measure of loss exposure, and the loss ratios can be derived from pricing expectations.

Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Incurred Loss Development Method, using the percentage of losses reported as the weight. This method is particularly useful where there is a low volume of data in the current accident period, or where the experience is volatile. In general, this method produces estimates that are very similar to the Incurred Loss Development Method.

Least Square Loss Development Method: In the Least Squares Loss Development Method the statistical technique of least squares regression is applied to a triangle of reported loss ratios to project the ultimate loss ratio in each accident year. Using historical loss ratios puts the data for each time period on a more consistent exposure basis, because premium levels are generally correlated with insured exposures. A by-product of the regression function is an estimate of credibility for each stage of development. In cases where the regression parameters fall outside of a reasonable range, the projection defaults to the incurred loss method.

Selection Process: In determining which reserving method to use for a particular line of business or accident year, diagnostic tests of loss ratios and severity trends are considered, as well as the historic case reserve adequacy and claim settlement rate. In general, the Incurred Loss Development Method is used if the projections are stable, the data is credible, historic case reserve adequacy is consistent, and the loss ratios and loss severities are reasonable. Other reserving methods are considered as well for particular lines of business or accident years, along with supplemental information such as open claim counts and prior period development. For example, if more than one method provides a reasonable projection, the actuary may select an average of those methods. There is considerable judgment applied in the analysis of the historical patterns and in applying business knowledge of our underwriting and claims functions.

Reserve ranges provide a quantification of the variability in the reserve projections. The primary determinant in estimating the reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. Property lines typically have smaller variances, while liability lines can experience significant variability. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. MBE Loss and ALAE Reserves for SA National and the STFC Pooled Companies’ share of the Pooled Companies’ reserves at December 31, 2008 was $851.8 million, within a projected range of $784.4 million to $869.0 million. (These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, these values cannot be compared to many of the other loss and loss expenses payable tables included elsewhere within this Form 10-K.)

The potential impact of the reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $869.0 million, the reserve increase of $17.2 million corresponds to an after-tax decrease of $11.2 million in net income. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $784.4 million, the $67.4 million reserve decrease would add $43.8 million of after-tax net income. The reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.

An important assumption underlying the reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2008, other & product liability Loss and ALAE Reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $61.8 million on reserves, or a $40.2 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

In addition to establishing Loss and ALAE Reserves, as described above, we establish reserves for loss adjustment expenses related to functions and costs that are not attributable to a specific claim, which is called Unallocated Loss Adjustment Expense (“ULAE”). Historical patterns of paid ULAE relative to paid loss are analyzed along with historical claim counts including claims opened, claims closed, and claims remaining open. The product of this analysis is an estimate of the relationship, or ratio, between ULAE and loss underlying the current loss reserves. This ratio is applied to the current outstanding loss reserves to estimate the required ULAE reserve. Consequently, this component of the loss expense reserve has a proportional relationship to the overall claim inventory and held loss reserves by accident year. The method assumes that the underlying claims process and mix of business do not change materially over time.

The following table provides a reconciliation of MBE of our direct Loss and ALAE Reserve to our net loss and loss expenses payable at December 31, 2008 and 2007, respectively. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2008 and 2007, respectively, has been reflected in the table below as assumed by STFC Pooled Companies:

($ millions)	2008	2007
Direct Loss and ALAE Reserve:
STFC Pooled Companies and SA National	$440.5	$393.1
Assumed by STFC Pooled Companies	411.3	304.4

Total direct loss and ALAE reserve	851.8	697.5

Direct unallocated loss adjustment expense (“ULAE”)
STFC Pooled Companies and SA National	24.9	23.8
Assumed by STFC Pooled Companies	24.3	20.3

Total direct ULAE	49.2	44.1

Direct salvage and subrogation recoverable:
STFC Pooled Companies and SA National	(22.0)	(20.9)
Assumed by STFC Pooled Companies	(9.5)	(8.4)

Total direct salvage and subrogation recoverable	(31.5)	(29.3)

Reinsurance recoverable	(21.2)	(11.2)
Assumed reinsurance	4.8	5.1
Reinsurance assumed by STFC Pooled Companies	(83.1)	(59.1)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $21.2 in 2008 and $11.2 in 2007	$770.0	$647.1

The following tables present the loss and loss expenses payable by major line of business at December 31, 2008 and 2007, respectively:

($ in millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2008
Personal insurance segment:
Standard auto	$133.5	$44.2	$10.8	$188.5
Nonstandard auto	15.1	3.0	1.5	19.6
Homeowners	44.0	21.9	2.7	68.6
Other personal	9.7	4.4	0.5	14.6

Total personal	202.3	73.5	15.5	291.3

Business insurance segment:
Commercial auto	49.4	39.3	4.8	93.5
Commercial multi-peril	40.4	45.4	5.7	91.5
Fire & allied lines	33.0	4.4	1.1	38.5
Product & other liability	54.7	84.1	13.6	152.4
Workers’ compensation	43.3	45.7	8.1	97.1
Other business	3.1	2.2	0.4	5.7

Total business	223.9	221.1	33.7	478.7

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$426.2	$294.6	$49.2	$770.0

	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2007

Personal insurance segment:
Standard auto	$120.4	$37.5	$11.2	$169.1
Nonstandard auto	13.9	3.0	1.4	18.3
Homeowners	36.4	15.3	1.7	53.4
Other personal	6.3	2.3	0.3	8.9

Total personal	177.0	58.1	14.6	249.7

Business insurance segment:
Commercial auto	44.8	28.9	4.1	77.8
Commercial multi-peril	37.8	36.9	4.1	78.8
Fire & allied lines	18.7	1.0	0.6	20.3
Product & other liability	46.0	71.7	12.4	130.1
Workers’ compensation	38.3	39.4	7.8	85.5
Other business	2.0	2.4	0.5	4.9

Total business	187.6	180.3	29.5	397.4
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$364.6	$238.4	$44.1	$647.1

See discussion in “Results of Operations 2008 Compared to 2007-Losses and Expenses” section included in this Item 7.

The property and casualty industry has experienced significant loss from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $3.4 million, and environmental reserves are $7.7 million, for a total of $11.1 million, or 1.4% of net losses and loss expenses payable. Asbestos reserves increased $0.2 million and environmental reserves decreased $0.2 million from 2007. Because we have insured primarily product retailers and distributors, we do not expect to incur the same level of liability, particularly related to asbestos, as companies that have insured manufacturing risks.

The risks and uncertainties inherent in the loss and loss expense reserve estimates include, but are not limited to, actual settlement experience being different from historical data and trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded.

Impact of Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, we attempt to anticipate increases from inflation subject to the limitations of modeling economic variables. Even when general inflation, as measured by the Consumer Price Index, is relatively modest, as has been the case over the last several years, price inflation on the goods and services purchased by insurance companies in settling claims can steadily increase. For example, medical care costs have risen at a higher rate than general inflation over the last few years. Costs for building materials typically rise dramatically following substantial, widespread natural catastrophes, such as the industry experienced in Florida and adjacent states in 2004 in Mississippi and Alabama in 2005, and more recently with Hurricane Katrina in 2006. We continue to adjust our pricing projections to reflect current and anticipated changes in costs in all lines of business.

We consider inflation when estimating liabilities for losses and loss expenses, particularly for claims having a long period between occurrence and final settlement. The liabilities for losses and loss expenses are management’s best estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of high inflation, the normally higher yields on investment income may partially offset potentially higher claims and expenses.

New Accounting Standards:

Adoption of Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets.” This FSP was issued to achieve consistent determination of whether an OTTI has occurred. This amendment aligns the impairment guidance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted this guidance effective December 31, 2008 and there was no impact on the Company’s financial statements.

In June 2007, the FASB issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses how a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options, and (b) charged to retained earnings under FAS 123(R). The tax benefit received on dividends paid to employees associated with their share-based awards should be recorded in additional paid-in capital until the award is settled through exercise (if the award is an option) or vesting (if the award is non-vested stock). This will be effective for tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company adopted this guidance effective January 1, 2008 and it did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 (defined below) to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 (defined below) to require a specific presentation of investments categorized as available-for-sale. SFAS 159 was effective for the first year that begins after November 15, 2007. The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair-value measurements. The Statement imposed no new requirements for additional fair-value measures in financial statements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not require any adjustments to the Company’s previously reported financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers with defined benefit pension and postretirement benefit plans other than pensions

(collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement became effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which had no effect on the Company’s consolidated statement of income for year ended December 31, 2006. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. At December 31, 2007 and 2006, the Company continued to use the earlier measurement date of September 30. Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

Pending Adoption of Accounting Pronouncements

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides disclosures about the types of assets held in defined benefits and postretirement benefit plans including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of the plan assets. The FSP includes disclosures about fair value measurements similar to those required by SFAS 157 (defined above). The FSP is effective for fiscal years ending after December 15, 2009 with early adoption permitted.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures about Market Risk are included in Item 7 of this Form 10-K under “2008 Compared to 2007—Investment Operations Segment—Market Risk.”

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, to adopt Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 12, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited State Auto Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, State Auto Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of State Auto Financial Corporation and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 12, 2009

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amounts)	December 31
	2008	2007
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,781.1 and $1,722.9, respectively)	$1,770.7	1,745.4
Equity securities, available-for-sale, at fair value (cost $144.3 and $210.2, respectively)	137.5	254.2
Other invested assets, available-for-sale, at fair value (cost $32.4 and $19.6, respectively)	31.7	19.8
Other invested assets	1.4	1.8

Total investments	1,941.3	2,021.2

Cash and cash equivalents	150.5	70.9
Accrued investment income and other assets	40.2	42.1
Deferred policy acquisition costs	122.3	105.8
Pension asset	—	2.7
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.6 and $1.2, respectively)	21.2	11.2
Prepaid reinsurance premiums (affiliates none)	7.0	6.0
Due from affiliate	—	19.4
Current federal income taxes	37.6	—
Net deferred federal income taxes	111.0	46.1
Property and equipment, at cost, (net of accumulated depreciation of $6.2 and $5.6, respectively)	12.5	12.5

Total assets	$2,443.6	2,337.9

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $343.0 and $257.2, respectively)	$791.2	658.3
Unearned premiums (affiliates $175.0 and $119.5, respectively)	515.1	436.0
Notes payable (affiliates $15.5 and $15.5, respectively)	117.6	118.0
Postretirement and pension benefits Due to affiliate	187.7 15.9	125.2 —
Current federal income taxes	—	7.8
Other liabilities	55.1	57.1

Total liabilities	1,682.6	1,402.4

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.3 and 46.0 shares issued, respectively, at stated value of $2.50 per share	115.9	115.0
Treasury stock, 6.8 and 5.5 shares, respectively, at cost	(115.5)	(81.0)
Additional paid-in capital	109.0	98.2
Accumulated other comprehensive loss	(97.6)	(3.3)
Retained earnings	749.2	806.6

Total stockholders’ equity	761.0	935.5

Total liabilities and stockholders’ equity	$2,443.6	2,337.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2008	2007	2006
Earned premiums (ceded to affiliate $700.9, $695.7 and $687.8, respectively)	$1,126.0	1,011.6	1,023.8
Net investment income	87.4	84.7	83.1
Net realized (loss) gain on investments	(36.4)	12.1	5.6
Other income (affiliates $3.1, $3.3 and $3.0, respectively)	4.9	5.0	4.9

Total revenues	1,181.9	1,113.4	1,117.4

Losses and loss expenses (ceded to affiliate $514.6, $405.0 and $389.1, respectively)	846.7	590.8	587.6
Acquisition and operating expenses	389.8	347.9	348.0
Interest expense (affiliates $1.2, $1.5 and $1.5, respectively)	7.3	7.6	7.4
Other expenses	13.2	11.8	12.7

Total expenses	1,257.0	958.1	955.7

(Loss) income before federal income taxes	(75.1)	155.3	161.7
Federal income tax (benefit) expense:
Current	(26.4)	43.5	43.5
Deferred	(17.6)	(7.3)	(2.2)

Total federal tax (benefit) expense	(44.0)	36.2	41.3

Net (loss) income	$(31.1)	119.1	120.4

(Loss) earnings per common share:
Basic	$(0.78)	2.90	2.95

Diluted	$(0.78)	2.86	2.90

Dividends paid per common share	$0.60	0.50	0.38

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2008	2007	2006
Common shares:
Balance at beginning of year	46.0	45.7	45.1
Issuance of shares	0.3	0.3	0.6

Balance at end of year	46.3	46.0	45.7

Treasury shares:
Balance at beginning of year	(5.5)	(4.7)	(4.6)
Shares acquired on stock option exercises	(0.1)	—	(0.1)
Shares acquired under repurchase program	(1.2)	(0.8)	—

Balance at end of year	(6.8)	(5.5)	(4.7)

Common stock:
Balance at beginning of year	$115.0	114.3	112.8
Issuance of shares	0.9	0.7	1.5

Balance at end of year	115.9	115.0	114.3

Treasury stock:
Balance at beginning of year	$(81.0)	(58.1)	(56.8)
Shares acquired on stock option exercises	(1.3)	(0.8)	(1.3)
Shares acquired under repurchase program	(33.2)	(22.1)	—

Balance at end of year	(115.5)	(81.0)	(58.1)

Additional paid-in capital:
Balance at beginning of year	$98.2	87.3	70.2
Issuance of common stock	4.9	4.4	7.2
Tax benefit from stock options exercises	0.8	0.7	3.2
Stock options granted	5.1	5.8	6.7

Balance at end of year	109.0	98.2	87.3

Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(3.3)	(17.3)	34.3
Effect of changing benefit plan obligation measurement date pursuant to SFAS No. 158, net of tax	3.5	—	—

Balance at beginning of year, as adjusted	0.2	(17.3)	34.3
Change in unrealized (losses) gains on investments, net of tax and reclassification adjustment	(57.6)	(2.6)	12.4
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustment	(40.1)	16.7	—

Accumulated other comprehensive (loss) income before SFAS No. 158 adoption	(97.6)	(3.3)	46.6
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	(63.9)

Balance at end of year	(97.6)	(3.3)	(17.3)

Retained earnings:
Balance at beginning of year	$806.6	708.0	603.0
Effect of changing benefit plan obligation measurement date pursuant to SFAS No. 158, net of tax	(2.4)	—	—

Balance at beginning of year, as adjusted	804.2	708.0	603.0
Net (loss) income	(31.1)	119.1	120.4
Cash dividends paid (affiliates $15.3, $13.2 and $12.4, respectively)	(23.9)	(20.5)	(15.4)

Balance at end of year	749.2	806.6	708.0

Total stockholders’ equity at end of year	$761.0	935.5	834.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(31.1)	119.1	120.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	10.6	11.0	9.6
Share-based compensation	5.5	6.0	7.0
Net realized loss (gain) on investments	36.4	(12.1)	(5.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(3.7)	(1.7)	2.0
Accrued investment income and other assets	1.1	1.0	1.6
Postretirement and pension benefits	7.3	7.3	6.2
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(11.0)	2.3	4.0
Other liabilities and due to/from affiliates, net	33.2	4.0	(2.8)
Losses and loss expenses payable	81.6	(16.2)	(54.2)
Unearned premiums	25.5	7.2	(4.1)
Excess tax benefits on share-based awards	0.4	0.4	(2.4)
Federal income taxes	(64.3)	(6.7)	11.8
Cash provided from adding Beacon National Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company and State Auto Insurance Companies middle market business insurance to the reinsurance pool, effective January 1, 2008	92.0	—	—

Net cash provided by operating activities	183.5	121.6	93.5

Cash flows from investing activities:
Purchases of fixed maturities—available-for-sale	(288.5)	(331.6)	(293.8)
Purchases of equity securities—available-for-sale	(29.2)	(73.7)	(101.2)
Purchases of other invested assets	(24.7)	(17.1)	(0.9)
Maturities, calls and pay downs of fixed maturities—available-for-sale	58.7	73.1	76.0
Sales of fixed maturities—available-for-sale	164.6	155.2	171.4
Sales of equity securities—available-for-sale	67.0	107.0	103.8
Sales of other invested assets	1.1	1.8	1.7
Net additions of property and equipment	(0.5)	(0.8)	(0.2)

Net cash used in investing activities	(51.5)	(86.1)	(43.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	4.4	4.3	7.4
Payments to acquire treasury shares	(33.2)	(22.1)	—
Excess tax benefits on share-based awards	0.3	0.3	2.4
Payments of dividends (affiliates $15.3, $13.2 and $12.4, respectively)	(23.9)	(20.5)	(15.4)
Change in securities lending collateral	—	—	99.0
Change in securities lending obligation	—	—	(99.0)

Net cash used in financing activities	(52.4)	(38.0)	(5.6)

Net increase (decrease) in cash and cash equivalents	79.6	(2.5)	44.7
Cash and cash equivalents at beginning of year	70.9	73.4	28.7

Cash and cash equivalents at end of year	$150.5	70.9	73.4

Supplemental disclosures:
Interest paid (affiliates $1.2, $1.5 and $1.4, respectively)	$7.5	7.8	7.7

Federal income taxes paid	$18.2	42.3	29.4

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

b. Description of Business

The Company, through State Auto P&C, Milbank, Farmers and SA Ohio, provides standard personal and business insurance to its policyholders. The Company’s principal lines of insurance include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. SA National provides nonstandard automobile insurance. State Auto P&C, Milbank, Farmers, SA Ohio and SA National operate primarily in the central and eastern United States, excluding New York and New Jersey, through an independent insurance agency system. State Auto P&C, Milbank, Farmers, SA Ohio and SA National are chartered and licensed property and casualty insurers. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the “Departments”) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with State Auto Mutual and its affiliates. The nature of the underlying policies and geographical distribution of State Auto Mutual’s and its affiliates’ underwriting activity is similar to the Company.

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

c. Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which vary in certain respects from statutory-basis accounting principles followed by State Auto P&C, Milbank, Farmers, SA Ohio and SA National that are prescribed or permitted by the Departments.

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

Certain amounts in prior years’ financial statements and related footnotes have been reclassified to conform to 2008 presentation. The December 31, 2007 amounts reflected on the consolidated balance sheets include a reclassification of $0.5 million of other invested assets at fair value to other invested assets. Such reclassifications had no effect on the Company’s net income, stockholders’ equity or cash flows.

d. Investments

Investments in fixed maturities, equity securities and certain other invested assets are classified as available-for-sale and, therefore, are carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as a part of “accumulated other comprehensive income (loss)” and, as such, are not included in the determination of net income (loss). Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other–than-temporary impairment. Among the factors that management considers are market conditions, the amount and length of decline in fair value, events impacting the issuer and the Company’s positive intent and ability to hold the security until anticipated recovery or maturity. For declines in value that are not solely attributable to interest rate movements, the Company considers positive evidence indicating that the cost of the investment is recoverable within a reasonable period of time and evidence to the contrary in considering the severity and duration of the impairment in relation to the anticipated market price recovery. When a decline in fair value is deemed to be other-than-temporary, the investment cost is written down to fair value on the date the determination is made and a realized loss is recorded. The cost is not adjusted for any subsequent recovery in fair value.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

e. Cash Equivalents

The Company considers all liquid debt instruments with a maturity of three months or less to be cash equivalents. The carrying amounts reported approximate their fair value.

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

($ millions)	2008	2007	2006
Balance, beginning of year	$105.8	104.0	106.0
Effect of January 1, 2008 pooling change (Note 6)	12.9	—	—
Acquisition costs deferred	260.8	244.5	246.1
Acquisition costs amortized to expense	(257.2)	(242.7)	(248.1)

Balance, end of year	$122.3	105.8	104.0

g. Federal Income Taxes

The Company files a consolidated federal income tax return, and pursuant to a written tax sharing agreement, each entity within the consolidated group pays or receives its share of federal income taxes based on separate return calculations.

Income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Interest and penalties related to uncertain tax positions are recorded in the balance sheet as other liabilities, and recognized in the income statement as other expenses.

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $31.5 million and $29.3 million at December 31, 2008 and 2007, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

i. Premiums

Premiums are recognized as earned in proportion to the insurance protection provided using the monthly pro rata method over the contract period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

j. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as all changes in an enterprise’s equity during a period other than those resulting from investments by owners and distributions to owners. Comprehensive (loss) income includes net income and other comprehensive (loss) income. Other comprehensive (loss) income includes all other non-owner related changes to equity and includes net unrealized gains and losses on available-for-sale investments, derivative instruments and unrecognized benefit plan obligations, adjusted for deferred federal income taxes.

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

l. New Accounting Standards

Adoption of Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets.” This FSP was issued to achieve consistent determination of whether an other-than-temporary impairment has occurred. This amendment aligns the impairment guidance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted this guidance effective December 31, 2008 and there was no material impact on the Company’s financial statements.

In June 2007, the FASB issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses how a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

classified non-vested share units, or equity-classified outstanding share options, and (b) charged to retained earnings under FAS 123(R). The tax benefit received on dividends paid to employees associated with their share-based awards should be recorded in additional paid-in capital until the award is settled through exercise (if the award is an option) or vesting (if the award is non-vested stock), effective for tax benefits of dividends declared in fiscal years beginning after December 15, 2007. The Company adopted this guidance effective January 1, 2008 and it did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the standards under SFAS 157 (defined below) to provide entities a one-time election to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115 (defined below) to require a specific presentation of investments categorized as available-for-sale. SFAS 159 was effective for the first year that began after November 15, 2007. The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair-value measurements. The Statement imposed no new requirements for additional fair-value measures in financial statements. The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not require any adjustments to the Company’s previously reported financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) that requires employers with defined benefit pension and postretirement benefit plans other than pensions (collectively “benefit plans”) to recognize the funded status of their benefit plans in their balance sheets, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet date thereby eliminating the use of an earlier measurement date and provide additional disclosures. The new measurement date requirement became effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, which had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, and it will not affect the Company’s operating results in future periods. Adopting SFAS 158 required the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the benefit obligations) of its benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to other comprehensive loss, net of tax of $63.9 million. At December 31, 2007 and 2006, the Company continued to use its earlier measurement date of September 30. Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Pending Adoption of Accounting Pronouncements

On December 30, 2008 the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides disclosures about the types of assets held in defined benefit and postretirement benefit plans including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of the plan assets. The FSP includes disclosures about fair value measurements similar to those required by SFAS 157 (defined above). The FSP is effective for fiscal years ending after December 15, 2009 with early adoption permitted.

2. Investments

The following tables summarize the cost or amortized cost of available-for-sale securities to fair value at December 2008 and 2007:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale at December 31, 2008:
U.S. treasury securities and obligations of U.S. government agencies	$127.6	$4.2	$(4.2)	$127.6
Obligations of states and political subdivisions	1,463.1	21.4	(33.5)	1,451.0
Corporate securities	11.9	0.1	(0.2)	11.8
U.S. government agencies mortgage-backed securities	178.5	4.0	(2.2)	180.3

Total fixed maturities	1,781.1	29.7	(40.1)	1,770.7
Equity securities	144.3	6.6	(13.4)	137.5
Other invested assets	32.4	—	(0.7)	31.7

Total	$1,957.8	$36.3	$(54.2)	$1,939.9

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Available-for-sale at December 31, 2007:
U.S. treasury securities and obligations of U.S. government agencies	$90.9	$2.2	$(0.1)	$93.0
Obligations of states and political subdivisions	1,432.7	23.6	(4.3)	1,452.0
Corporate securities	10.7	0.3	—	11.0
U.S. government agencies mortgage-backed securities	188.6	2.6	(1.8)	189.4

Total fixed maturities	1,722.9	28.7	(6.2)	1,745.4
Equity securities	210.2	47.4	(3.4)	254.2
Other invested assets	19.6	0.3	(0.1)	19.8

Total	$1,952.7	$76.4	$(9.7)	$2,019.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

At December 31, 2008 and 2007, there were no individual investments reflected in the tables below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individual material securities with an unrealized holding loss at December 31, 2008 and 2007. The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2008 and 2007:

At December 31, 2008	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. treasury securities and obligations of U.S. government agencies	$69.4	$(4.2)	14	$—	$—	—	$69.4	$(4.2)	14
Obligations of states and political subdivisions	613.6	(18.0)	263	266.8	(15.5)	103	880.4	(33.5)	366
Corporate securities	4.3	(0.2)	5	1.0	—	1	5.3	(0.2)	6
U.S. government agencies mortgage backed securities	35.8	(1.1)	13	30.5	(1.1)	16	66.3	(2.2)	29

Total fixed maturities	723.1	(23.5)	295	298.3	(16.6)	120	1,021.4	(40.1)	415
Equity securities	62.6	(12.0)	40	3.1	(1.4)	4	65.7	(13.4)	44
Other invested assets	31.7	(0.7)	3	—	—	—	31.7	(0.7)	3

Total temporarily impaired securities	$817.4	$(36.2)	338	$301.4	$(18.0)	124	$1.118.8	$(54.2)	462

At December 31, 2007	Less than 12 months			12 months or more			Total
Description of Securities	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions
($ millions)
U.S. treasury securities and obligations of U.S. government agencies	$5.4	$—	2	$6.5	$(0.1)	4	$11.9	$(0.1)	6
Obligations of states and political subdivisions	204.1	(1.8)	75	283.2	(2.5)	106	487.3	(4.3)	181
Corporate securities	—	—	—	1.0	—	1	1.0	—	1
U.S. government agencies mortgage backed securities	2.8	(0.1)	2	101.2	(1.7)	46	104.0	(1.8)	48

Total fixed maturities	212.3	(1.9)	79	391.9	(4.3)	157	604.2	(6.2)	236
Equity securities	36.6	(3.4)	16	—	—	—	36.6	(3.4)	16
Other invested assets	15.4	(0.1)	2	—	—	—	15.4	(0.1)	2

Total temporarily impaired securities	$264.3	$(5.4)	97	$391.9	$(4.3)	157	$656.2	$(9.7)	254

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of available-for-sale fixed maturities at December 31, 2008, by contractual maturity, are summarized as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$2.5	$2.5
Due after 1 year through 5 years	107.6	111.2
Due after 5 years through 10 years	469.0	482.5
Due after 10 years	1,023.5	994.2
U.S. government agencies mortgage-backed securities	178.5	180.3

Total	$1,781.1	$1,770.7

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $56.0 million and $55.1 million were on deposit with insurance regulators as required by law at December 31, 2008 and 2007, respectively.

Components of net investment income for the year ended December 31 are summarized as follows:

($ millions)	2008	2007	2006
Fixed maturities	$79.1	75.3	73.6
Equity securities	5.5	5.7	5.1
Cash and cash equivalents, and other	4.9	5.5	6.1

Investment income	89.5	86.5	84.8

Investment expenses	2.1	1.8	1.7

Net investment income	$87.4	84.7	83.1

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

Realized losses recognized for the year ended December 31 related to other-than-temporary impairments on the Company’s investment portfolio are summarized as follows:

($ millions)	2008	2007	2006
Fixed maturities	$—	—	3.8
Equity securities	28.3	1.9	1.6
Other invested assets	11.0	—	—

Total other-than-temporary impairments	$39.3	1.9	1.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Realized losses related to other-than-temporary impairments on its fixed maturity portfolio in 2008 were less than $0.1 million. The Company considers the following factors when assessing its investments for other-than-temporary impairment: (1) the financial condition of the issuer; (2) the length of time and/or the significance of decline below cost; and (3) its ability and intent to hold theses securities through their recovery periods (4) the ability of the market value to recover to cost in the near term. The Company reviewed its investments at December 31, 2008 and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.

Proceeds on sales of available-for-sale securities in 2008, 2007, and 2006 were $231.6 million, $262.2 million and $275.2 million, respectively.

Realized and unrealized holding gains and losses for the years ended December 31 are summarized as follows:

($ millions)	2008	2007	2006
Realized gains:
Fixed maturities	$2.7	0.8	1.8
Equity securities	9.6	19.7	15.6
Other invested assets	—	—	—

Total realized gains	12.3	20.5	17.4
Realized losses:
Fixed maturities	—	1.3	4.8
Equity securities	37.7	7.1	7.0
Other invested assets	11.0	—	—

Total realized losses	48.7	8.4	11.8

Net realized (loss) gain on investments	$(36.4)	$12.1	5.6

Change in unrealized holding (losses) gains:
(Decrease) increase in unrealized holding (losses) gains—fixed maturity securities	$(32.9)	5.7	(3.2)
(Decrease) increase in unrealized holding (losses) gains—equity securities	(50.8)	(9.4)	22.6
(Decrease) increase in unrealized Holding (losses) gains—other invested assets	(0.9)	(0.3)	(0.3)
Deferred federal income taxes (benefit) thereon	29.6	1.4	(6.7)
Valuation allowance	(2.6)	—	—

(Decrease) increase in net unrealized holding (losses) gains	$(57.6)	(2.6)	12.4

There was a deferred federal tax benefit on the net unrealized holding losses at December 31, 2008 of $3.7 million, net of a valuation allowance of $2.6 million. There was a deferred federal tax liability on the net unrealized holding gains at December 31, 2007 of $23.3 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

3. Fair Value of Financial Instruments

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157. For financial statement elements currently required to be measured at fair value, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157’s definition of fair value focuses on the price that would be received to sell an asset or paid to transfer a liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

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

Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

Valuation of Available-for-Sale Investments

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

For investments that have quoted market prices in active markets, the Company uses quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives quoted market prices from a nationally recognized third party pricing service. When quoted market prices are unavailable, the pricing service consolidates market transactions and other key valuation model inputs from multiple sources and provides pricing information in the form of a single fair value for each security. The fair value estimates provided from the pricing service are included in the amount disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a pricing service and other procedures to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. The pricing service prepares estimates of fair value using

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

proprietary pricing applications (matrix pricing) when quoted prices in active markets for identical assets are not available. Most fixed maturities do not have a quoted price available since they do not trade on a daily basis. Inputs to the applications include but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The pricing service will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If this information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service. However, the Company would also have to make assumptions for market-based inputs that are unavailable due to market conditions.

The fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. All estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy.

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

Other Invested Assets

Other invested assets managed by third party investment managers are based on values provided to the Company by the custodians employed by these managers. Due to the significant unobservable inputs used in these valuations, the Company includes the valuations in the amount disclosed in Level 3. The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its estimates for these publicly-traded mutual funds reasonably reflect their fair values and consequently these securities have been disclosed in Level 1.

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,770.7	—	1,768.4	2.3
Equity securities	137.5	137.5	—	—
Other invested assets	31.7	2.9	—	28.8

Total	$1,939.9	140.4	1,768.4	31.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008, a reconciliation of the beginning and ending balances, separately for each major category of assets is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fixed maturities	Other invested assets
Beginning balance, January 1, 2008	$2.1	15.8
Total gains or losses (realized)	—	(11.0)
Included in other comprehensive income (Total gains or losses unrealized)	0.2	—
Purchases, issuances, and settlements	—	24.0
Transfers in and/or out of Level 3	—	—

Ending balance, December 31, 2008	$2.3	28.8

4. Losses and Loss Expenses Payable

Activity in the liability for losses and loss expenses for the year ended December 31 is summarized as follows:

($ millions)	2008	2007	2006
Losses and loss expenses payable, at beginning of year	$658.3	674.5	728.7
Less: reinsurance recoverable on losses and loss expenses payable	11.2	13.5	17.4

Net balance at beginning of year	647.1	661.0	711.3

Impact of pooling change, January 1, 2008 (Note 6a)	51.3	—	—

Incurred related to:
Current year	874.0	645.5	659.3
Prior years	(27.3)	(54.7)	(71.7)

Total incurred	846.7	590.8	587.6
Paid related to:
Current year	518.7	368.7	389.4
Prior years	256.4	236.0	248.5

Total paid	775.1	604.7	637.9

Net balance at end of year	770.0	647.1	661.0
Plus: reinsurance recoverable on losses and loss expenses payable	21.2	11.2	13.5

Losses and loss expenses payable, at end of year (affiliate $343.0, $257.2 and $281.7, respectively)	$791.2	658.3	674.5

The Company recorded favorable loss and loss expense reserve development in 2008, 2007, and 2006 of $27.3 million, $54.7 million and $71.7 million, respectively. Approximately half of the 2008 favorable development is attributable to loss adjustment expense being lower than anticipated. The remainder is primarily

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

attributable to favorable emergence of catastrophe losses as well as non-catastrophe homeowners losses, where claims severity emerged lower than anticipated. The favorable development in 2007 was primarily due to auto liability and other liability losses being approximately $23.5 million less than anticipated as revised loss projections using more mature claim data resulted in lower claim severity than in past projections, loss adjustment expenses being approximately $11.8 million lower than anticipated in proportion to losses and ceded losses being above previously anticipated levels by approximately $10.0 million. The favorable development in 2006 was largely due to ceded reserves being above previously anticipated levels by $23.7 million, auto liability losses being $24.7 million less than anticipated as revised loss projections using more mature claim data resulted in lower average claim severities than in past projections, and loss adjustment expenses emerging $13.5 million lower than anticipated previously.

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

Prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a, the effect of the Company’s external reinsurance on its balance sheets and income statements is summarized as follows:

($ millions)	December 31
	2008	2007
Losses and loss expenses payable:
Direct	$443.3	396.0
Assumed	4.8	5.1
Ceded	(20.6)	(10.1)

Net losses and loss expenses payable	$427.5	391.0

Unearned premiums:
Direct	$339.0	315.3
Assumed	1.0	1.2
Ceded	(7.0)	(6.0)

Net unearned premiums	$333.0	310.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2008	2007	2006
Written premiums:
Direct	$784.1	757.4	748.8
Assumed	5.5	6.5	7.1
Ceded	(22.5)	(18.8)	(17.7)

Net written premiums	$767.1	745.1	738.2

Earned premiums:
Direct	$759.4	751.0	743.1
Assumed	5.6	6.5	7.1
Ceded	(21.5)	(18.8)	(17.6)

Net earned premiums	$743.5	738.7	732.6

Losses and loss expenses incurred:
Direct	$563.8	438.5	415.0
Assumed	2.7	2.0	10.8
Ceded	(15.8)	(2.9)	(3.5)

Net losses and loss expenses incurred	$550.7	437.6	422.3

6. Transactions with Affiliates

a. Reinsurance

Prior to 2008, State Auto P&C, Milbank, Farmers Casualty, and State Auto Ohio (“the STFC Pooled Companies”) participated in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“State Auto Wisconsin”), State Auto Florida Insurance Company (“State Auto Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”) and Meridian Security Insurance Company (“Meridian Security”). Effective January 1, 2008, the Pooling Arrangement was amended to add Beacon National Insurance Company (“Beacon”), Patrons Mutual Insurance Company of Connecticut (“Patrons”), Litchfield Mutual Fire Insurance Company (“Litchfield”) and the middle market business written by State Auto Mutual and Meridian Security.

In conjunction with the Pooling Arrangement amendment, the STFC Pooled Companies received $92.0 million in cash, for additional net insurance liabilities assumed on January 1, 2008. The following table presents the impact on the Company’s balance sheet on January 1, 2008, relative to the additional net insurance liabilities assumed on this date.

($ millions)
Losses and loss expenses payable	$51.3
Unearned premiums	53.6
Deferred policy acquisition costs	(12.9)

Net cash received	$92.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

In general, under the Pooling Arrangement, the STFC Pooled Companies, State Auto Wisconsin, State Auto Florida, Meridian Citizens Mutual, Meridian Security, Beacon, Patrons and Litchfield cede to State Auto Mutual all of their insurance business and assume from State Auto Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. The STFC Pooled Companies’ pooling participation percentage remained at 80% under the amended Pooling Arrangement effective January 1, 2008. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each Company’s participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

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

The following provides a summary of the reinsurance transactions on the Company’s balance sheets and income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual:

($ millions)	December 31
	2008	2007
Losses and loss expenses payable:
Ceded	$(407.3)	(371.6)
Assumed	750.3	628.8

Net assumed	$343.0	257.2

Unearned premiums:
Ceded	$(321.6)	(298.6)
Assumed	496.6	418.1

Net assumed	$175.0	119.5

($ millions)	Year ended December 31
	2008	2007	2006
Written premiums:
Ceded	$(724.9)	(702.3)	(695.7)
Assumed	1,107.4	973.9	974.1

Earned premiums:
Ceded	$(700.9)	(695.7)	(687.6)
Assumed	1,081.7	965.5	976.0

Losses and loss expenses incurred:
Ceded	$(514.6)	(405.6)	(388.4)
Assumed	810.6	558.2	554.4

The pool participants and State Auto National are collectively referred to as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Until June 30, 2008, State Auto P&C assumed catastrophe reinsurance from the State Auto Group in the amount of $100.0 million excess of $135.0 million in exchange for a premium paid by each reinsured company. Under this agreement, the Company had assumed from State Auto Mutual and its affiliates premiums written and earned of $1.7 million, $3.1 million and $3.0 million for 2008, 2007 and 2006, respectively. There have been no losses assumed under this agreement. The catastrophe reinsurance program with State Auto P&C had been excluded from the Pooling Arrangement.

The following provides a summary of the ceded reinsurance transactions on the Company’s balance sheet and income statement related to a terminated reinsurance agreement that is in run-off between State Auto National and State Auto Mutual:

($ millions)	2008	2007
Balance sheet:
Losses and loss expenses payable	$0.5	1.1

($ millions)	2008	2007	2006
Income statement:
Earned premiums	$—	—	0.2
Losses and loss expenses incurred	$—	(0.6)	0.7

Intercompany Balances

Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, the Company has an off-balance sheet credit–risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2008 and 2007 is approximately $296.8 million and $266.9 million, respectively.

b. Notes Payable

In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust) that issued $15.0 million mandatorily redeemable preferred capital securities to a third party and $0.5 million of its common securities representing all outstanding common securities to State Auto Financial (collectively, the capital and common securities are referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million in proceeds from the issuance of its Trust Securities to State Auto Financial in the form of a Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures are the Capital Trust’s only assets along with any interest accrued thereon. Interest on the Trust Securities are payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 6.38% at December 31, 2008). Prior to May 2008, the interest rate could not exceed 12.5% per annum. The interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

dates on the Trust Securities, thereby payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 23, 2008. In accordance with FASB Interpretation No. 46(R), (and related amendments and interpretations) “Consolidation of Variable Interest Entities,” State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets.

c. Management Services

Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.5 million, $2.8 million and $2.5 million in 2008, 2007 and 2006, respectively, and is included in other income (affiliates).

7. Notes Payable and Credit Facility

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all subsidiaries’ existing and future indebtedness. As of December 31, 2008, State Auto Financial was in compliance with all covenants related to the Senior Notes. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets and is being amortized into interest expense ($0.1 million each for 2008, 2007 and 2008) as the underlying interest expense is recognized on the Senior Notes.

State Auto Financial has a credit agreement (“Credit Agreement”) with a syndicate of lenders which provides for a $200.0 million five-year unsecured revolving credit facility (“Credit Facility”). During the term of the Credit Facility, the Company has the right to increase the total facility to a maximum total facility amount of $250.0 million, provided that no event of default has occurred and is continuing. The Credit Facility will be available for general corporate purposes, including working capital, acquisitions and liquidity purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on either a London interbank market rate or a base rate plus a calculated margin amount. The Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2008, State Auto Financial had not made any borrowings and was in compliance with all of the covenants under the Credit Agreement. State Auto Financial incurred $0.5 million in issuance costs related to the Credit Agreement, which is recorded in other assets and is being amortized into expense ($0.1 million for 2008 and 2007) over the life of the Credit Agreement.

See discussion of affiliate notes payable at Note 6b. The carrying amount of the Trust Securities note (defined in Note 6b) in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The $100.0 million, 6.25% Senior Notes have a fair value of $86.9 million and $103.6 million at

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

December 31, 2008 and 2007, respectively. The fair value of the Senior Notes is based on the quoted market price at December 31, 2008 and 2007, respectively. Notes payable at December 31 consisted of the following:

($ millions, except interest rates)	2008			2007
	Carrying Value	Fair Value	Interest Rate	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$102.1	$86.9	6.25%	$102.5	$103.6	6.25%
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6b)	15.5	15.5	6.38	15.5	15.5	9.32

Total Notes Payable	$117.6	$102.4		$118.0	$119.1

8. Federal Income Taxes

The reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the year ended December 31 is summarized as follows:

($ millions)	2008	%	2007	%	2006	%
Amount at statutory rate	$(26.3)	35	$54.4	35	$56.6	35
Tax-free interest and dividends received deduction	(19.7)	26	(18.5)	(12)	(15.7)	(10)
Other, net	1.5	(2)	0.3	—	0.4	—
Valuation allowance	0.5	(1)	—	—	—	—

Federal income tax (benefit) expense and effective rate	$(44.0)	58	$36.2	23	$41.3	25

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

($ millions)	2008	2007
Deferred tax assets:
Unearned premiums not currently deductible	$35.3	29.6
Losses and loss expenses payable discounting	22.0	20.1
Postretirement and pension benefits	64.2	42.4
Unrealized holding losses on investments	6.3	—
Realized loss on other-than-temporary impairment	14.9	2.1
Other	14.2	12.2

Deferred tax assets	156.9	106.4
Valuation allowance	(3.1)	—

Total deferred tax assets	153.8	106.4
Deferred tax liabilities:
Deferral of policy acquisition costs	42.8	37.0
Unrealized holding gains on investments	—	23.3

Total deferred tax liabilities	42.8	60.3

Net deferred federal income taxes	$111.0	46.1

At December 31, 2008, the Company established a valuation allowance of $3.1 million for the portion of the deferred tax asset that management believes will not be realized. The valuation allowance was allocated $0.5 million to deferred tax expense associated with realized investment losses recognized in the income statement and $2.6 million against the unrealized holding losses on equity securities recognized through accumulated other comprehensive loss, a component of equity. In the opinion of management, it is more likely than not that the Company will realize the benefits of the net deferred tax assets. No valuation allowance was held at December 31, 2007.

At December 31, 2008, the Company carried no balance for uncertain tax positions.

The Company had no accrual for the payment of interest and penalties at December 31, 2008 or 2007.

The Company is currently not under audit by either the Internal Revenue Service or any state jurisdiction for income tax purposes and all prior audits have been settled. Tax years 2005 through 2007 remain open for audit for federal income tax purposes.

9. Pension and Postretirement Benefit Plans

The Company, through its employees of State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The annual periodic costs related to the Company’s benefit plans are allocated to affiliated companies based on allocations pursuant to intercompany management agreements.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adjustment, a decrease of $63.9 million, net of tax, to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of SFAS 87 and SFAS 106, all of which were previously netted against the plans’ funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87 and SFAS 106. These amounts are being subsequently recognized as net periodic cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS 158, moving from a September 30 measurement date to a December 31 date for measuring its benefit plan obligations. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Information regarding the Company’s pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status as of December 31 are as follows:

($ millions)	Pension		Postretirement
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$217.3	213.4	123.0	122.7
SFAS No. 158 measurement date transition	(4.7)	—	(2.4)	—
Service cost	8.9	9.0	4.8	5.6
Interest cost	13.5	12.5	7.3	7.3
Plan amendments	—	—	(28.1)	—
Special termination benefits	2.0	—	0.4	—
Actuarial (gain) loss	24.5	(5.6)	9.3	(9.7)
Benefits paid	(15.6)	(12.0)	(2.7)	(2.9)

Benefit obligation at end of year	$245.9	217.3	111.6	123.0

Change in plan assets:
Fair value of plan assets at beginning of year	$220.0	197.3	2.3	2.2
SFAS No. 158 measurement date transition	(5.4)	—	0.1	—
Employer contribution	12.0	11.5	—	—
Actual return on plan assets	(38.3)	23.2	0.1	0.1
Benefits paid	(15.6)	(12.0)	—	—

Fair value of plan assets at end of year	$172.7	220.0	2.5	2.3

Contribution received during fourth quarter	—	—	—	(0.2)
Supplemental executive retirement plan	—	—	(5.4)	(4.3)

Funded status at end of year	$(73.2)	2.7	(114.5)	(125.2)

Accumulated benefit obligation—end of year	$215.2	194.3

No assets are expected to be returned during the fiscal year-ended December 31, 2008. The Company had no additional minimum liability included in other comprehensive income for the pension plan for 2006 (prior to adoption of SFAS 158).

Included in accumulated other comprehensive losses are the following amounts that have not been recognized in net periodic cost:

($ millions)	December 31
	2008	2007
Transition asset	$(1.6)	(2.4)
Prior service (benefit) cost	(22.9)	5.7
Net actuarial loss	159.0	75.7

Total	$134.5	79.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The amount of amortization expected to be recognized during the fiscal year ending December 31, 2009 for the State Auto Group is as follows:

($ millions)	2009
Transition asset	$(0.6)
Prior service cost	(1.4)
Net actuarial loss	6.0

Total	$4.0

Information regarding the State Auto Group’s pension and postretirement benefit plans’ components of net periodic cost for the year ended December 31 is as follows:

($ millions)	Pension			Postretirement
	2008	2007	2006	2008	2007	2006
Components of net periodic cost:
Service cost	$8.9	$9.0	10.0	4.8	5.6	4.9
Interest cost	13.5	12.5	11.7	7.3	7.3	6.2
Expected return on plan assets	(19.4)	(17.8)	(17.0)	(0.2)	(0.2)	(0.2)
Amortization of transition asset	(0.6)	(0.6)	(0.6)	—	—	—
Amortization of prior service cost	0.4	0.4	0.4	(0.1)	0.5	0.5
Amortization of net actuarial loss	2.7	3.9	2.9	—	0.8	0.6

Net periodic cost	5.5	7.4	7.4	11.8	14.0	12.0

Special termination benefit	2.0	—	—	0.3	—	—

Net periodic cost	$7.5	$7.4	7.4	12.1	14.0	12.0

In October 2008, the Company announced a substantive change to increase retiree cost sharing within the postretirement medical plan, effective January 1, 2009. This change reduced the Company’s postretirement benefit obligation by $28.1 million. In addition, the Company offered an early retirement incentive option to retirement eligible associates. This early retirement option is deemed a special termination cost under SFAS No 88—“Employers’ Accounting for Settlements and Curtailments of Define Benefit Pension Plans and for Termination Benefits.” At December 31, 2008 the Company recorded a $1.9 million expense to reflect its share of the special termination benefit.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following benefit payments, which reflect expected future service, are expected to be paid:

($ millions)	Pension	Postretirement
2009	$9.9	$3.9
2010	10.4	4.0
2011	10.9	4.2
2012	11.8	4.4
2013	12.8	4.7
2014 - 2018	80.8	30.2

The Company’s share of the 2008, 2007, and 2006 net periodic costs for the defined benefit plan were $7.4 million, $7.4 million, and $7.4 million, respectively. For postretirement benefits other than pensions, the Company’s share of the 2008, 2007 and 2006 net periodic costs were $11.3 million, $11.6 million and $10.3 million, respectively. The Company’s gross benefit payments for 2008 post retirement benefits were $3.8 million, including the prescription drug benefits. The Company’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.2 million for 2008 and estimates future annual subsidies to be approximately $0.4 million.

Summarized in the following table are the weighted average assumptions used to determine the Company’s benefit obligations for the year ended December 31:

	Pension		Postretirement
	2008	2007	2008	2007
Benefit obligations weighted-average assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rates of increase in compensation levels	4.00	4.00	—	—

Summarized in the following table are the weighted average assumptions used to determine the Company’s net periodic cost:

	Pension			Postretirement
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions:
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Expected long-term rate of return on assets	9.00	9.00	9.00	9.00	9.00	9.00
Rates of increase in compensation levels	4.00	4.00	5.00	—	—	—

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The assumed health care cost trend rates used for the year ended December 31 are as follows:

	Postretirement
	2008	2007	2006
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012	2011

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A one percentage point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2008:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$2.5	$(1.9)
Effect on accumulated postretirement benefit obligation	18.9	(15.1)

The Company’s benefit plans’ weighted average asset allocations by asset category at the plans’ measurement date of December 31 are as follows:

	Pension		Postretirement
	2008	2007	2008	2007
Asset Category:
Fixed maturity	55.0%	37.9%	100.0%	100.0%
U.S. large cap equity	27.3	40.3	—	—
U.S. small cap equities	9.5	12.4	—	—
International	8.2	9.4	—	—

Total	100.0	100.0	100.0	100.0

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

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. This range is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute approximately $15.0 million during 2009 to its pension plan, depending on the actuarially calculated funding requirements of such plan. Postretirement and SERP plan payments are deductible for tax purposes when paid.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 2% of contributions of participants’ salary at the rate of 75 cents for each dollar contributed. Participant contributions of 3% to 6% are matched at a rate of 50 cents for each dollar contributed. The Company’s share of the expense under the plan totaled $3.1 million, $2.6 million and $2.5 million for the years 2008, 2007 and 2006, respectively.

10. Stockholders’ Equity

a. Treasury Shares

On August 17, 2007, State Auto Financial’s board of directors authorized a plan to repurchase, from time to time, up to 4.0 million of its common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009 (the “Repurchase Plan”). Under the Repurchase Plan, State Auto Financial may repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. State Auto Financial’s total share repurchase activity in 2008 and 2007 was approximately 1.2 million and 0.8 million common shares, respectively. Since inception through December 31, 2008, a total of 2.0 million common shares have been purchased under this program at an average repurchase price of $27.26 per share for a total cost of $55.3 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

b. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank, Farmers, SA Ohio and SA National are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, at December 31, 2008, adjusted for dividend payments made in the previous twelve-month period, approximately $34.8 million is available for payment to State Auto Financial from its insurance subsidiaries in 2009 without prior approval. In 2008 State Auto Financial received dividends of $39.0 million from its insurance subsidiaries, $50.0 million in 2007, and none in 2006.

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements as of December 31 are as follows:

($ millions)	2008	2007
Statutory capital and surplus of insurance subsidiaries	$738.0	916.4
Net liabilities of non-insurance parent and affiliates	(73.1)	(59.5)

	664.9	856.9
Increases (decreases):
Deferred policy acquisition costs	122.3	105.8
Postretirement and pension benefits	(23.9)	(22.1)
Deferred federal income taxes	2.3	(33.6)
Fixed maturities at fair value	(11.3)	22.5
Other, net	6.7	6.0

Stockholders’ equity per accompanying consolidated financial statements	$761.0	935.5

($ millions)	Year ended December 31
	2008	2007	2006
Statutory net (loss) income of insurance subsidiaries	$(49.8)	129.5	140.1
Net (loss) income of non-insurance parent and affiliates	(0.6)	0.5	(0.1)

	(50.4)	130.0	140.0
Increases (decreases):
Deferred policy acquisition costs	16.5	1.7	(2.0)
Postretirement and pension benefits	(10.3)	(12.0)	(11.8)
Deferred federal income taxes	16.1	5.4	0.3
Share-based compensation expense	(4.6)	(5.5)	(6.5)
Other, net	1.6	(0.5)	0.4

Net (loss) income per accompanying consolidated financial statements	$(31.1)	119.1	120.4

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

12. Share-Based Compensation

The Company maintains share-based compensation plans for key employees and outside, or non-employee, directors. The share-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”). The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “RSU Plan”).

Equity Plan

The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 3.5 million common shares under the Equity Plan. As of December 31, 2008, a total of 0.7 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on July 1, 2010.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2008, 2007 and 2006 were 0.4 million, 0.4 million and 0.3 million, respectively.

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

A summary of the status of the Company’s non-vested restricted shares and changes for the year ended December 31 is as follows:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	42,500	$30.46	10,500	$31.94	—	$—
Granted	—	—	32,000	29.98	10,500	31.94

Outstanding, end of year	42,500	$30.46	42,500	$30.46	10,500	$31.94

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

As of December 31, 2008, there was $0.6 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 1.75 years. No shares vested during the years ended December 31, 2008 and 2007.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan, under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2008, a total of 2.5 million common shares have been purchased under this plan. This plan remains in effect until terminated by the board of directors.

Outside Directors Plan

The RSU Plan is an unfunded deferred compensation plan which provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders, however, the amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2015. The Company accounts for the RSU Plan as a liability plan. There were 11,200 RSUs granted in both 2008 and 2007 and 9,800 RSUs granted in 2006.

During 2008 and 2007, common shares valued at approximately $87,000 and $9,000, respectively, were distributed by the Company under the RSU Plan.

Agent Stock Option Plan

The Company had a stock option incentive plan for certain designated independent insurance agencies (“Agent Stock Option Plan”) that represent the Company and its affiliates. The Agent Stock Option Plan expired May 2008. The plan provided that the options become exercisable on the first day of the calendar year following the agency’s achievement of specific production and profitability requirements over a period not greater than two calendar years from the date of grant or a portion thereof in the first calendar year in which an agency commences participation under the plan. Options granted under this plan have a ten-year term. Options granted for the years 2008, 2007 and 2006 were 15,208, 15,862 and 16,452, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during 2008, 2007, and 2006. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.

The fair value of the options granted under the Agent Stock Option Plan was estimated at the reporting date or vesting date using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions are as follows:

	2008	2007	2006
Fair value per share	$10.54	7.10	16.61
Dividend yield	2.00%	2.28%	1.15%
Risk free interest rate	2.3%	3.9%	4.7%
Expected volatility factor	37.3%	33.8%	34.7%
Expected life in years	8.5	8.5	8.4

The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions for options granted were as follows:

	2008	2007	2006
Fair value per share	$7.92	10.82	12.41
Expected dividend yield	2.31%	1.46%	1.12%
Risk free interest rate	3.1%	4.5%	5.1%
Expected volatility factor	33.2%	33.4%	32.4%
Expected life in years	6.9	6.4	6.4

A summary of the Company’s total stock option activity and related information for these plans for the years ended December 31, follows:

(millions, except per share amounts)	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	2.7	$23.78	2.4	$22.09	2.6	$18.76
Granted	0.4	25.80	0.4	29.55	0.3	33.49
Exercised	(0.3)	15.13	(0.1)	15.48	(0.5)	12.35
Canceled	—	29.37	—	31.91	—	27.14

Outstanding, end of year	2.8	$24.84	2.7	$23.78	2.4	$22.09

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $3.3 million, $2.6 million and $11.9 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0.8 million, $0.7 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of information pertaining to the total options outstanding and exercisable as of December 31, 2008 follows:

(millions, except per share amounts)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
Less than $10.00	—	1.0	$9.13	—	$9.13
$10.01 – $20.00	0.9	2.9	15.64	0.9	15.63
$20.01 – $30.00	1.2	7.7	27.20	0.5	27.18
Greater than $30.01	0.7	6.1	32.04	0.6	31.92

	2.8	5.8	$24.84	2.0	$23.56

Aggregate intrinsic value for total options outstanding at December 31, 2008 is $20.4 million. Aggregate intrinsic value for total options exercisable at December 31, 2008 is $16.2 million.

Compensation expense recognized during 2008, 2007 and 2006 was $5.5 million, $6.0 million and $7.0 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2008, there was $4.2 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

13. Net (Loss) Earnings Per Common Share

The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the year ended December 31:

($ millions, except per share amounts)	2008	2007	2006
Numerator:
Net (loss) earnings for basic net earnings per common share	$(31.1)	119.1	120.4
Effect of dilutive share-based awards	—	0.1	—

Adjusted net (loss) earnings for dilutive net (loss) earnings per common share	$(31.1)	119.2	120.4

Denominator:
Weighted average shares for basic net earnings per common share	39.7	41.0	40.9
Effect of dilutive share-based awards	—	0.6	0.7

Adjusted weighted average shares for diluted net (loss) earnings per common share	39.7	41.6	41.6

Basic net (loss) earnings per common share	$(0.78)	2.90	2.95
Diluted net (loss) earnings per common share	$(0.78)	2.86	2.90

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the year ended December 31:

(in millions)	2008	2007	2006
Number of options	1.5	0.7	0.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

14. Comprehensive (Loss) Income

A reconciliation of each component of comprehensive (loss) income and the related federal income tax effect for the year ended December 31 is as follows:

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2008:
Net (loss) income	$(75.1)	44.0	(31.1)
Other comprehensive loss:
Net unrealized holding losses on investments:
Unrealized holding losses arising during the year	(121.0)	39.8	(81.2)
Reclassification adjustments for losses realized in net income (loss)	36.4	(12.8)	23.6

	(84.6)	27.0	(57.6)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Net unrecognized benefit plan obligations:
Net actuarial gain (loss) arising during period	(63.6)	22.0	(41.6)
Reclassification adjustments for amortization to net income (loss):
Transition asset	(0.6)	0.2	(0.4)
Net actuarial loss	2.7	(1.0)	1.7
Prior service cost	0.3	(0.1)	0.2

	(61.2)	21.1	(40.1)

Other comprehensive loss	(145.9)	48.1	(97.8)

Comprehensive loss	$(221.0)	92.1	(128.9)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2007:
Net income	$155.3	(36.2)	119.1
Other comprehensive income:
Net unrealized holding losses on investments:
Unrealized holding gain arising during the year	8.1	(2.8)	5.3
Reclassification adjustments for losses realized in net income	(12.1)	4.2	(7.9)

	(4.0)	1.4	(2.6)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Net unrecognized benefit plan obligations:
Net actuarial gain arising during period	20.6	(6.9)	13.7
Reclassification adjustments for amortization to net income:
Transition asset	(0.6)	0.2	(0.4)
Net actuarial loss	4.7	(1.9)	2.8
Prior service cost	0.9	(0.3)	0.6

	25.6	(8.9)	16.7

Other comprehensive income	21.5	(7.5)	14.0

Comprehensive income	$176.8	(43.7)	133.1

2006:
Net income	$161.7	(41.3)	120.4
Other comprehensive loss:
Net unrealized holding gains on investments:
Unrealized holding gain arising during the year	24.7	(8.7)	16.0
Reclassification adjustments for losses realized in net income	(5.6)	2.0	(3.6)

	19.1	(6.7)	12.4
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Other comprehensive income	19.0	(6.7)	12.3

Comprehensive income	$180.7	(48.0)	132.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

15. Reportable Segments

The Company has three significant reportable segments: personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate primarily in the central and eastern United States, excluding New York and New Jersey, distributing products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market. The investment operations segment, managed by Stateco, provides investment services.

The Company evaluates the performance of its insurance segments using industry financial measurements based on Statutory Accounting Principles (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. One of the most significant differences between SAP and GAAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred and amortized over the same period the premium is earned. The investment operations segment is evaluated based on investment returns of assets managed by Stateco.

Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following provides financial information regarding the Company’s reportable segments for the year ended December 31:

($ millions)	2008	2007	2006
Revenues from external customers:
Insurance segments
Personal insurance	$670.9	609.6	614.8
Business insurance	455.1	402.0	409.0

Total insurance segments	1,126.0	1,011.6	1,023.8
Investment operations segment
Net investment income	87.4	84.7	83.1
Net realized (loss) gain on investments	(36.4)	12.1	5.6

Total investment operations segment	51.0	96.8	88.7
All other	4.9	5.0	4.9

Total revenues from external sources	1,181.9	1,113.4	1,117.4
Intersegment revenues:	9.7	9.4	9.0

Total revenues	1,191.6	1,122.8	1,126.4
Reconciling items:
Eliminate intersegment revenues	(9.7)	(9.4)	(9.0)

Total consolidated revenue	$1,181.9	1,113.4	1,117.4

Segment (loss) income before federal income tax:
Insurance segments:
Personal insurance SAP underwriting (loss) gain	$(56.1)	47.3	44.9
Business insurance SAP underwriting (loss) gain	(58.5)	40.6	61.5

Total insurance segments	(114.6)	87.9	106.4
Investment operations segment:
Net investment income	87.4	84.7	83.1
Net realized (loss) gain on investments	(36.4)	12.1	5.6

Total investment operations segment	51.0	96.8	88.7
All other segments (loss)	(1.9)	(2.6)	(2.3)

Reconciling items:
GAAP adjustments	(0.1)	(17.3)	(21.7)
Interest expense on corporate debt	(7.3)	(7.6)	(7.4)
Corporate expenses	(2.2)	(1.9)	(2.0)

Total consolidated (loss) income before federal income taxes	$(75.1)	155.3	161.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	December 31
	2008	2007
Segment assets:
Investment operations segment	$2,091.8	$2,092.1

Total segment assets	2,091.8	2,092.1
Reconciling items:
Corporate assets	351.8	245.8

Total consolidated assets	$2,443.6	$2,337.9

Assets attributed to the Investment Operations segment include the “Total investments” and “Cash and cash equivalent” categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

Revenues from external sources for reportable segments include the following products and services for the year ended December 31:

($ millions)	2008	2007	2006
Earned premiums:
Personal insurance:
Standard auto	$384.3	357.3	362.1
Nonstandard auto	42.6	42.9	44.8
Homeowners	215.4	186.5	185.2
Other personal	28.6	22.9	22.7

Total personal insurance earned premiums	670.9	609.6	614.8
Business insurance:
Commercial auto	110.5	96.9	100.3
Commercial multi-peril	97.9	86.8	87.5
Fire & allied lines	94.7	83.4	84.2
Other & product liability	79.9	75.5	77.5
Workers compensation	43.4	33.4	33.8
Other business	28.7	26.0	25.7

Total business insurance earned premiums	455.1	402.0	409.0

Total earned premiums	1,126.0	1,011.6	1,023.8
Investment operations:
Net investment income	87.4	84.7	83.1
Net realized (loss) gain on investments	(36.4)	12.1	5.6

Total investment operations	51.0	96.8	88.7

Total revenues from significant reportable segments	$1,177.0	1,108.4	1,112.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

16. Quarterly Financial Data (unaudited)

($ millions, except per share amounts)	2008
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$301.0	307.0	300.6	273.3
(Loss) income before federal income taxes	(15.0)	(24.2)	(30.2)	(5.7)
Net (loss) income	(12.5)	(3.3)	(14.7)	(0.6)
(Loss) earnings per common share:
Basic	$(0.31)	(0.08)	(0.37)	(0.02)
Diluted	$(0.31)	(0.08)	(0.37)	(0.02)

	2007
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$275.5	278.7	280.9	278.3
Income before federal income taxes	40.9	28.8	28.6	57.0
Net income	30.9	23.3	23.2	41.7
Net earnings per common share:
Basic	$0.75	0.57	0.56	1.02
Diluted	$0.74	0.56	0.55	1.01

17. Contingencies

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

4.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in our 2009 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of our Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 3, 2009, the members of our Audit Committee were Richard K. Smith, David J. D’Antoni, David R. Meuse, Thomas E. Markert and Paul S. Williams. Mr. Smith is Chairman of our Audit Committee. Our Board of Directors has determined that Mr. Smith is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in our 2009 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2008 annual meeting of stockholders.

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics has been posted on our website at www.stateauto.com under “Investor Relations” then “Corporate Governance.” Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our website described above within four business days following its occurrence.

Item 11. Executive Compensation

Our 2009 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Directors and Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report”. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in our 2009 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2009 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements

(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2008, 2007 and 2006 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

Schedule Number	Schedule

I.	Summary of Investments—Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.03*	1991 Stock Option Plan of State Auto Financial Corporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.04*	Amendment Number 1 to the 1991 Stock Option Plan of State Auto Financial Corporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.05*	Amendment Number 2 to the 1991 Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.06*	Amendment Number 3 to 1991 Stock Option Plan (effective January 1, 2001) of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2003 (see 10.01) therein)

10.07*	Amendment Number 4 to 1991 Stock Option Plan (effective March, 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.1 therein)

10.08*	1991 Directors’ Stock Option Plan of State Auto Financial Corporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.09*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

10.10*	Second Amendment to 1991 Directors’ Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.11*	Third Amendment to the 1991 Directors’ Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.2 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.12*	2000 Directors Stock Option Plan of State Auto Financial Corporation	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.13*	First Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.14*	Second Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.15*	Third Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.16*	Fourth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(UU) therein)

10.17*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.18*	Sixth Amendment to the 2000 Directors Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.3 therein)

10.19	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.20	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.21	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.18 therein)

10.22	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.23	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.24

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

10.25

Amended and Restated Investment Management Agreement dated as of December 31, 2007, among Stateco Financial Services, Inc. and Patrons Mutual Insurance Company of Connecticut, Patrons Fire Insurance Company of Rhode Island, and Provision State Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.26	Amended and Restated Investment Management Agreement dated as of December 31, 2007, between Stateco Financial Services, Inc. and Litchfield Mutual Fire Insurance Company	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.23 therein)

10.27	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended 12-31-02 (see Exhibit 10(OO) therein)

10.28

Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and Columbus Marketing, Inc. (n/k/a BroadStreet Capital Partners, Inc.) effective January 1, 2003

Included herein

10.29	Renewal of Cost Sharing Agreement among State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and BroadStreet Capital Partners, Inc. effective March 31, 2008	Included herein

10.30

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.31

Management and Operations Agreement, Amended and Restated as of January 1, 2005 by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., and 518 Property Management and Leasing, LLC

Form 10-Q Quarterly Report for the period ended March 31, 2005 (see Exhibit10.56 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.32

First Amendment, made as of April 1, 2007, to Management and Operations Agreement Amended and Restated as of January 1, 2005, by and among State Automobile Mutual Insurance Company, State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC, State Auto Florida Insurance Company, Beacon National Insurance Company, Beacon Lloyds, Inc., Beacon Lloyds Insurance Company, First Preferred Insurance Company, and Petrolia Insurance Company

Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 66.67 therein)

10.33

Second Amendment dated as of December 31, 2008, to the Management and Operations Agreement, Amended and Restated as of January 1, 2005, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC, State Auto Florida Insurance Company, Beacon National Insurance Company, Beacon Lloyds, Inc., Beacon Lloyds Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, and Provision State Insurance Company

Form 8-K Current Report filed on January 27, 2009 (see Exhibit 10.1 therein)

10.34

Inter-Company Expense Agreement (dated as of June 18, 2001), including First Amendment (dated as of September 30, 2002) and Second Amendment (dated as of December 14, 2007), thereto, among Patrons Fire Insurance Company of Rhode Island, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.28 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.35

Inter-Company Expense Agreement (dated as of January 12, 2001), including First Amendment (dated as of September 30, 2002) and Second Amendment (dated as of December 14, 2007) thereto among Litchfield Mutual Fire Insurance Company, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.29 therein)

10.36

Inter-Company Expense Agreement (dated as of June 18, 2001), including First Amendment (dated as of December 14, 2007) thereto among Provision State Insurance Company, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.30 therein)

10.37

Management Services Agreement (dated as of August 30, 1996), including First Amendment (dated as of December 14, 2007) thereto among Patrons Fire Insurance Company of Rhode Island, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.31 therein)

10.38

Management Services Agreement (dated as of August 26, 1998), including First Amendment (dated as of December 14, 2007) thereto among Litchfield Mutual Fire Insurance Company, Patrons Mutual Insurance Company of Connecticut, State Automobile Mutual Insurance Company and State Auto Property & Casualty Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.32 therein)

10.39

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

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.34 therein)

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

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.35 therein)

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

10.43

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2008 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company and Beacon National Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.38 therein)

10.44

First Amendment effective as of July 1, 2008 to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2008 by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company and Beacon National Insurance Company

Included herein

10.45	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.46	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.47	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1 /4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.48	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.49

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

10.50*

Employment Agreement dated as of March 2, 2006, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.26 therein)

10.51*

Second Amendment effective as of January 1, 2009, to Employment Agreement dated as of March 2, 2006, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Included herein

10.52*

Amendment to Employment Agreement dated as of January 24, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2006 (see Exhibit 10.24 therein)

10.53*

Employment Agreement effective as of March 1, 2009, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Included herein

10.54*	Executive Agreement effective as of March 1, 2009, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Included herein

10.55*

Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.69 therein)

10.56*

Amendment effective January 1, 2009 to Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Included herein

10.57*	Amended and Restated Executive Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.70 therein)

10.58*	Retention Agreement dated as of February 9, 2004, between State Auto Property & Casualty Insurance Company and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2007 (see Exhibit 10.61 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.59*

Executive Change of Control Agreement entered into as of May 5, 2008, and effective April 25, 2008, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English

Form 8-K Current Report filed on May 9, 2008 (see Exhibit 99.1 therein)

10.60*

Executive Change of Control Agreement effective April 25, 2008, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch

Included herein

10.61*

Executive Change of Control Agreement effective April 25, 2008, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and James A. Yano

Included herein

10.62*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.63*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Included herein

10.64*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.49 therein)

10.65*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of October 4, 2007, between State Auto Financial Corporation and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.71 therein)

10.66*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Included herein

10.67*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.68*

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.69*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.70*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.71*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.72*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Included herein

10.73*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Included herein

10.74*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.75*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.76*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (Restatement) effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.77*	Amendment No. 1, effective as of January 1, 2008, to Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended June 30, 2008 (see Exhibit 10.01 therein)

10.78*	Amendment No. 2 effective as of January 1, 2009 to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.01 therein)

10.79*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.80*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.81*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.82*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.83*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.84*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Included herein

10.85*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.86*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.87*	State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.62 therein)

10.88*	First Amendment to the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of November 22, 2002)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.63 therein)

10.89*	Second Amendment to the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.03 therein)

10.90*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, and State Auto Property and Casualty Insurance Company regarding the State Auto Property & Casualty Insurance Company’s Amended and Restated Incentive Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.64 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.91*	Form of State Auto Property & Casualty Insurance Company’s Incentive Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.65 therein)

10.92*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.93*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.94*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.95*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.96*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 21.01 therein)

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney—Robert P. Restrepo, Jr., David J. D’Antoni, David R. Meuse, S. Elaine Roberts, Richard K. Smith, Alexander B. Trevor and Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 24.01 therein)

24.02	Powers of Attorney—Robert E. Baker and Thomas E. Markert	Form 10-Q Quarterly Report for the period ended March 31, 2008 (see Exhibit 24.01 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS

The exhibits included with this Form 10-K, as indicated in Item 15(a) (3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a) (2), follow the signatures to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 13, 2009	/s/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 13, 2009

/s/ STEVEN E. ENGLISH Steven E. English	Vice President and Chief Financial Officer (principal financial officer)	March 13, 2009

/s/ CYNTHIA A. POWELL Cynthia A. Powell	Vice President and Treasurer (principal accounting officer)	March 13, 2009

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 13, 2009

ROBERT E. BAKER* Robert E. Baker	Director	March 13, 2009

THOMAS E. MARKERT* Thomas E. Markert	Director	March 13, 2009

DAVID R. MEUSE* David R. Meuse	Director	March 13, 2009

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 13, 2009

RICHARD K. SMITH* Richard K. Smith	Director	March 13, 2009

ALEXANDER B. TREVOR* Alexander B. Trevor	Director	March 13, 2009

PAUL S. WILLIAMS* Paul S. Williams	Director	March 13, 2009

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ STEVEN E. ENGLISH Steven E. English	Attorney in Fact	March 13, 2009

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2008

($ millions)
Type of Investments	Cost(1)	Value	Amount at which shown in the balance sheet
Available-for-Sale
Fixed maturities:
Bonds:
U.S. Treasury securities & obligations	$127.6	$127.6	$127.6
States & political subdivisions	1,463.1	1,451.0	1,451.0
Corporate securities	11.9	11.8	11.8
Mortgage-backed securities of U.S. government agencies	178.5	180.3	180.3

Total fixed maturities	1,781.1	1,770.7	1,770.7

Equity securities:
Common stocks:
Consumer	42.2	42.5	42.5
Technologies	28.7	26.2	26.2
Pharmaceuticals	1.7	2.0	2.0
Financial services	15.2	15.3	15.3
Manufacturing & other	56.5	51.5	51.5

Total equity securities	144.3	137.5	137.5
Other invested assets	32.4	31.7	31.7

Total Available for Sale	1,957.8	1,939.9	1,939.9
Other invested assets	1.4	1.4	1.4

Total investments	$1,959.2	$1,941.3	$1,941.3

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

($ millions)	December 31
	2008	2007
ASSETS
Equity securities, available for sale, at fair value	$—	0.9
Investments in common stock of subsidiaries (equity method)	846.5	1,009.3
Other invested assets	1.1	1.7
Cash and cash equivalents	22.3	36.3
Other assets	1.7	2.1
Federal income tax	10.2	7.5

Total assets	$881.8	1,057.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable (affiliates $15.1 and $15.5, respectively)	$117.6	118.0
Due to affiliates	0.2	1.3
Other liabilities	3.0	3.0

Total liabilities	120.8	122.3

STOCKHOLDERS’ EQUITY
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.3 and 46.0 issued, respectively, at stated value of $2.50 per share	115.9	115.0
Less Treasury Stock, 6.8 and 5.5 shares, respectively, at cost	(115.5)	(81.0)
Additional paid-in capital	109.0	98.2
Accumulated other comprehensive loss	(97.6)	(3.3)
Retained earnings	749.2	806.6

Total stockholders’ equity	761.0	935.5

Total liabilities and stockholders’ equity	$881.8	1,057.8

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2008	2007	2006
Net investment income	$0.9	1.4	1.4
Net realized gain on investments	—	1.5	0.1

Total revenue	0.9	2.9	1.5

Interest expense (affiliate $1.2, $1.5, and $1.5, respectively)	7.3	7.6	7.4
Other operating expenses	4.3	3.7	3.2

Total expenses	11.6	11.3	10.6

Loss before federal income taxes	(10.7)	(8.4)	(9.1)

Federal income tax benefit	(5.1)	(4.4)	(4.8)

Net loss before equity in net income of subsidiaries	(5.6)	(4.0)	(4.3)

Equity in net (loss) income of subsidiaries	(25.5)	123.1	124.7

Net (loss) income	$(31.1)	119.1	120.4

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(31.1)	119.1	120.4
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization, net	0.2	0.2	(0.2)
Share-based compensation	0.4	0.3	0.4
Net realized loss (gain) on investments	0.4	1.3	(0.1)
Equity in net loss (income) from consolidated subsidiaries	25.5	(123.1)	(124.7)
Changes in operating assets and liabilities:
Other liabilities and due to affiliates	(1.4)	0.8	—
Other assets	(0.3)	(0.8)	0.1
Excess tax benefits on share-based awards	0.3	0.4	(0.1)
Federal income taxes	(7.6)	(7.3)	(6.2)

Net cash used in operating activities	(13.6)	(9.1)	(10.4)

Cash flows from investing activities:
Capitalization of subsidiary	5.0	3.7	4.4
Dividends received from consolidated subsidiaries	45.9	57.5	7.1
Purchases of fixed maturities – available-for-sale	—	(2.0)	(2.0)
Purchases of equity securities – available-for-sale	—	(0.6)	(3.9)
Purchases of other invested assets	—	(0.4)	(0.1)
Maturities, calls and pay downs of fixed maturities – available-for-sale	—	3.0	14.0
Sales of equity securities – available-for-sale	0.8	9.9	3.2
Sales of other invested assets	0.3	—	—

Net cash provided by investing activities	52.0	71.1	22.7

Cash flows from financing activities:
Proceeds from issuance of common stock	4.4	4.3	7.4
Payments to acquire treasury shares	(33.2)	(22.1)	—
Payment of dividends	(23.9)	(20.5)	(15.4)
Excess tax benefits on share-based awards	0.3	0.3	0.1

Net cash used in financing activities	(52.4)	(38.0)	(7.9)

Net increase (decrease) in cash and invested cash	(14.0)	24.0	4.4
Cash and cash equivalents at beginning of year	36.3	12.3	7.9

Cash and cash equivalents at end of year	$22.3	36.3	12.3

Supplemental Disclosures:
Federal income tax benefit received	$3.4	6.3	5.3

Interest paid (affiliates $1.2, $1.5 and $1.4 respectively)	$(7.5)	(7.8)	(7.7)

Note to condensed financial statements:

In our parent-company-only financial statements, our Company’s investment in subsidiaries is stated at cost plus equity in net income from consolidated subsidiaries since the date of acquisition. Our Company’s share of net (loss) income of its unconsolidated subsidiaries is included in consolidated (loss) income using the equity method. Our parent-company-only financial statements should be read in conjunction with our Company’s consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2008, 2007, and 2006

($ millions)
Segment	Deferred policy acquisition cost(1)	Future benefits, claims and losses(2)	Unearned Premiums(1)	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2008:
Personal insurance segment		$291.3		$—	$670.9
Business insurance segment		478.7		—	455.1
Investment operations segment		—		—	—

Total	$122.3	$770.0	$515.1	$—	$1,126.0

Year ended December 31, 2007:
Personal insurance segment		$249.6		$—	$609.6
Business insurance segment		397.5		—	402.0
Investment operations segment		—		—	—

Total	$105.8	$647.1	$436.0	$—	$1,011.6

Year ended December 31, 2006:
Personal insurance segment		$258.1		$—	$614.8
Business insurance segment		402.9		—	409.0
Investment operations segment		—		—	—

Total	$104.0	$661.0	$428.8	$—	$1,023.8

Segment	Net investment income	Benefits, losses and settlement expenses(3)	Amort. of deferred policy acquisition costs(1)	Other operating expenses(1)	Premiums Written
Year ended December 31, 2008:
Personal insurance segment	$—	$520.3			$715.6
Business insurance segment	—	322.1			489.3
Investment operations segment	87.4	—			—

Total	$87.4	$842.4	$257.2	$132.6	$1,204.9

Year ended December 31, 2007:
Personal insurance segment	$—	$378.4			$615.1
Business insurance segment	—	207.2			404.7
Investment operations segment	84.7	—			—

Total	$84.7	$585.6	$242.7	$105.2	$1,019.8

Year ended December 31, 2006:
Personal insurance segment	$—	$389.6			$612.8
Business insurance segment	—	192.4			406.7
Investment operations segment	83.1	—			—

Total	$83.1	$582.0	$248.1	$99.9	$1,019.5

(1)	Deferred policy acquisition costs, unearned premiums, amortization of deferred policy acquisition costs, and other operating expense are not allocated to a segment for internal reporting purposes.
(2)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(3)	Benefits, losses and settlement expense are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE IV – REINSURANCE

Years Ended December 31, 2008, 2007, and 2006

($ million, except percentages)
	Ceded to			Assumed from		Net Amount	Percentage of amount assumed to net(2)
	Gross Amount	Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Year ended December 31, 2008:
Property-casualty earned premiums	$759.4	$21.5	$700.9	$5.6	$1,083.4	$1,126.0	0.5%
Year ended December 31, 2007:
Property-casualty earned premiums	751.0	18.8	695.7	6.5	968.6	1,011.6	0.6%
Year ended December 31, 2006:
Property-casualty earned premiums	743.1	17.6	687.8	7.1	979.0	1,023.8	0.7%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.