Form 10-Q
period 2009-03-31
State Auto Financial CORP
filed 2009-05-06
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

On May 1, 2009, the Registrant had 39,637,544 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2009

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2009 (unaudited)	December 31 2008 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,751.7 and $1,781.1, respectively)	$1,773.8	1,770.7
Equity securities, available-for-sale, at fair value (cost $124.8 and $144.3, respectively)	113.2	137.5
Other invested assets, available-for-sale, at fair value (cost $32.6 and $32.4, respectively)	27.4	31.7
Other invested assets	1.3	1.4

Total investments	1,915.7	1,941.3

Cash and cash equivalents	147.7	150.5
Accrued investment income and other assets	52.3	40.2
Deferred policy acquisition costs	122.4	122.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.4 and $1.2, respectively)	18.7	21.2
Prepaid reinsurance premiums (affiliates none)	7.2	7.0
Current federal income taxes	51.5	37.6
Net deferred federal income taxes	107.9	111.0
Property and equipment, at cost	12.4	12.5

Total assets	$2,435.8	2,443.6

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $351.2 and $343.0, respectively)	$811.5	791.2
Unearned premiums (affiliates $174.4 and $175.0, respectively)	516.5	515.1
Notes payable (affiliates $15.5 and $15.5, respectively)	117.9	117.6
Postretirement and pension benefits	186.3	187.7
Other liabilities	37.5	55.1
Due to affiliate	5.4	15.9

Total liabilities	1,675.1	1,682.6

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued		—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued		—
Common stock, without par value. Authorized 100.0 shares; 46.4 and 46.3 shares issued, respectively, at stated value of $2.50 per share	116.0	115.9
Treasury stock, 6.8 shares, at cost	(115.6)	(115.5)
Additional paid-in capital	110.4	109.0
Accumulated other comprehensive loss	(79.4)	(97.6)
Retained earnings	729.3	749.2

Total stockholders’ equity	760.7	761.0

Total liabilities and stockholders’ equity	$2,435.8	2,443.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2009	2008
Earned premiums (ceded to affiliates $179.9 and $173.3, respectively)	$286.0	279.2
Net investment income	18.3	22.4
Net realized losses on investments	(11.3)	(1.8)
Other income (affiliates $0.7 and $0.8, respectively)	1.0	1.2

Total revenues	294.0	301.0

Losses and loss expenses (ceded to affiliates $139.7 and $136.9, respectively)	224.8	214.6
Acquisition and operating expenses	95.4	96.4
Interest expense (affiliates $0.2 and $0.3, respectively)	2.0	1.9
Other expenses	2.7	3.1

Total expenses	324.9	316.0

Loss before federal income taxes	(30.9)	(15.0)

Federal income tax benefit	(16.9)	(2.5)

Net loss	$(14.0)	(12.5)

Loss per common share:
Basic	$(0.35)	(0.31)

Diluted	$(0.35)	(0.31)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(14.0)	(12.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, net	4.9	2.7
Share-based compensation	0.7	2.0
Net realized losses on investments	11.3	1.8
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(0.1)	1.3
Accrued investment income and other assets	(0.7)	(4.9)
Postretirement and pension benefits	(0.5)	4.8
Other liabilities and due to/from affiliates, net	(27.3)	17.3
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	2.3	(0.2)
Losses and loss expenses payable	20.3	40.6
Unearned premiums	1.5	(6.6)
Excess tax benefits on share based awards	—	0.1
Federal income taxes	(16.8)	(11.3)

Cash provided from Pooling Arrangement Amendment effective January 1, 2008	—	92.0

Net cash (used in) provided by operating activities	(18.4)	127.1

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(79.8)	(89.0)
Purchases of equity securities – available-for-sale	(2.0)	(10.5)
Purchases of other invested assets	(0.3)	(8.6)
Maturities, calls and pay downs of fixed maturities – available-for-sale	28.2	19.3
Sales of fixed maturities – available-for-sale	65.9	33.9
Sales of equity securities – available-for-sale	9.3	21.1
Sales of other invested assets	0.1	0.3
Net additions of property and equipment	—	(0.1)

Net cash provided by (used in) investing activities	21.4	(33.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	0.1	0.6
Payments to acquire treasury shares	—	(20.7)
Excess tax benefits on share based awards	—	0.1
Payment of dividends	(5.9)	(6.0)

Net cash used in financing activities	(5.8)	(26.0)

Net (decrease) increase in cash and cash equivalents	(2.8)	67.5

Cash and cash equivalents at beginning of period	150.5	70.9

Cash and cash equivalents at end of period	$147.7	138.4

Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.4, respectively)	$0.2	0.4

Federal income taxes (received) paid	$(0.1)	7.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2008 Form 10-K.

Pending Adoption of Accounting Pronouncements

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides disclosures about the types of assets held in defined benefit and postretirement benefit plans including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of the plan assets. The FSP includes disclosures about fair value measurements similar to those required by Statement of Financial Accounting Standards No. 157 Fair Value Measurements. The FSP is effective for fiscal years ending after December 15, 2009 with early adoption permitted. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on the Company’s financial position.

On April 9, 2009, FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that, is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP requires disclosure of the inputs and valuation techniques used on an interim basis. It also provides additional guidance on defining major categories for equity and debt securities on an interim basis. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s financial position, and the Company will adopt the FSP in the second quarter 2009.

On April 9, 2009, FASB issued FSP FAS 115-2 and EITF 99-20-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the indicators used in considering an impairment of a debt security to be other-than-temporary, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this FSP requires that other-than-temporary impairments on debt securities due to credit will be recognized in earnings while non credit other-than-temporary impairments will be recognized in other comprehensive income. This FSP also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses. In addition, all disclosures required by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, on an annual basis are required on an interim basis. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. The adoption of FSP FAS 115-2 is not expected to have a material impact on the Company’s financial position and the Company will adopt the FSP in the second quarter 2009.

On April 9, 2009, FASB issued FSP FAS 107-1 “Disclosures about Fair Value of Financial Instruments.” This FSP will require an entity to disclose the fair value of all financial instruments whether recognized or not recognized on the balance sheet in interim and annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. The adoption of FSP FAS 107-1 is not expected to have a material impact on the Company’s financial position and the Company will adopt the FSP in the second quarter 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Fair Value Measurements

Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value:

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

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a pricing service and other procedures to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. The pricing service prepares estimates of fair value using proprietary pricing applications (matrix pricing) when quoted prices in active markets for identical assets are not available. Most fixed maturities do not have a quoted price available since they do not trade on a daily basis. Inputs to the applications include but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The pricing service only produces an estimate of fair value if there is objectively verifiable information to produce a valuation. If this information is not available, the Company produces an estimate of fair value using some of the same methodologies as the pricing service, using assumptions for market-based inputs that are unavailable due to market conditions.

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

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2009:

($ millions)	Fair value measurements at March 31, 2009 using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,773.8	—	1,771.3	2.5
Equity securities	113.2	113.2	—	—
Other invested assets	27.4	3.0	—	24.4

Total	$1,914.4	116.2	1,771.3	26.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter, a reconciliation of the beginning and ending balances, separately for each major category of assets is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

($ millions)	Fixed maturities	Other invested assets
Beginning balance, December 31, 2008	$2.3	28.8
Total gains or losses (realized)	—	(4.6)
Included in other comprehensive income (Total gains or losses unrealized)	0.2	0.2
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Ending balance, March 31, 2009	$2.5	24.4

3. Reinsurance

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company, Milbank Insurance Company, Farmers Casualty Insurance Company, and State Auto Insurance Company of Ohio, (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, State Auto Florida Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company, Beacon National Insurance Company, Patrons Mutual Insurance Company of Connecticut, and Litchfield Fire Mutual Insurance Company (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.”

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended March 31
	2009	2008
Premiums earned:
Assumed from non-affiliates	$1.1	1.1
Assumed under State Auto Pool and other affiliate arrangements	276.0	268.4
Ceded to non-affiliates	(6.6)	(4.7)
Ceded under State Auto Pool and other affiliate arrangements	(179.9)	(173.3)

Net assumed premiums earned	$90.6	91.5

Losses and loss expenses incurred:
Assumed from non-affiliates	$0.2	0.4
Assumed under State Auto Pool and other affiliate arrangements	215.3	204.2
Ceded to non-affiliates	(1.8)	(0.6)
Ceded under State Auto Pool and other affiliate arrangements	(139.7)	(136.9)

Net assumed losses and loss expenses incurred	$74.0	67.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans:

($ millions)	Three months ended March 31
	Pension		Postretirement
	2009	2008	2009	2008
Service cost	$2.3	2.2	$1.4	1.3
Interest cost	3.1	3.4	1.8	1.9
Expected return on plan assets	(4.5)	(4.8)	—	—
Amortization of prior service costs	0.1	0.1	0.1	0.1
Amortization of transition asset	(0.2)	(0.2)	—	—
Amortization of net actuarial loss	1.0	0.7	0.2	—

Net periodic cost	$1.8	1.4	$3.5	3.3

The Company expects to contribute approximately $15.0 million to its pension plan during 2009. For the three months ended March 31, 2009, the Company contributed $5.0 million in cash to its pension plan.

5. Share-Based Compensation

The Company maintains share-based compensation plans for its key employees and outside, or non-employee, directors. The share-based compensation plan for key employees is the Amended and Restated Equity Incentive Compensation Plan (the “Equity Plan”).

Equity Plan

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Company’s board of directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan during the three months ended March 31, 2009 and 2008 were 0.4 million.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted to employees during the three months ended March 31, 2009 and 2008.

	2009	2008
Fair value per share	$3.74	$8.05
Expected dividend yield	4.14%	2.32%
Risk free interest rate	2.6%	3.2%
Expected volatility factor	36.89%	32.73%
Expected life in years	7.75	7.75

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

As of March 31, 2009, there was $5.5 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plan. The remaining cost is expected to be recognized over a period of 3 years.

Aggregate intrinsic value for total options outstanding at March 31, 2009 is $4.3 million. Aggregate intrinsic value for total options exercisable at March 31, 2009 is $2.0 million. Compensation expense recognized during the three months ended March 31, 2009 and 2008 was $0.7 million and $1.9 million, respectively.

6. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

($ millions, except per share amounts)	Three months ended March 31
	2009	2008
Numerator:
Net loss for basic loss per share	$(14.0)	(12.5)

Denominator:
Basic weighted average shares outstanding	39.6	40.3
Effect of dilutive share-based awards	—	—

Diluted weighted average shares outstanding	39.6	40.3

Basic loss per share	$(0.35)	(0.31)

Diluted loss per share	$(0.35)	(0.31)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been anti-dilutive:

(number of options in millions)	Three months ended March 31
	2009	2008
Number of options	1.8	1.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2009 and 2008, are as follows:

($ millions)	Three months ended March 31
	2009	2008
Net loss	$(14.0)	(12.5)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on investments, net of tax	17.6	(18.1)
Amortization of unrecognized benefit obligations, net of tax	0.6	0.4

Other comprehensive income (loss)	18.2	(17.7)

Comprehensive income (loss)	$4.2	(30.2)

8. Segment Information

The Company has three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through our independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. The Company’s investable assets, the investment operations segment, are managed by Stateco Financial Services, Inc., (“Stateco”) a wholly owned subsidiary. The Company’s investment portfolio is comprised primarily of publicly traded fixed income and equity securities.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments for the three months ended March 31:

($ millions)	Three months ended March 31
	2009	2008
Revenues from external sources:
Insurance segments
Personal insurance	$173.8	165.2
Business insurance	112.2	114.0

Total insurance segments	286.0	279.2
Investment operations segment
Net investment income	18.3	22.4
Net realized losses on investments	(11.3)	(1.8)

Total investment operations segment	7.0	20.6
All other	1.0	1.2

Total revenues from external sources	294.0	301.0

Intersegment revenues	2.5	2.4

Total revenues	296.5	303.4
Reconciling items:
Eliminate intersegment revenues	(2.5)	(2.4)

Total consolidated revenues	$294.0	301.0

Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting loss	$(27.1)	(17.4)
Business insurance SAP underwriting loss	(3.5)	(22.0)

Total insurance segments	(30.6)	(39.4)
Investment operations segment:
Net investment income	18.3	22.4
Net realized losses on investments	(11.3)	(1.8)

Total investment operations segment	7.0	20.6
All other segments loss	(0.5)	(0.5)

Reconciling items:
GAAP adjustments	(4.8)	6.8
Interest expense on corporate debt	(2.0)	(1.9)
Corporate expenses	—	(0.6)

Total consolidated loss before federal income taxes	$(30.9)	(15.0)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services for the quarters ended March 31:

	Three months ended March 31
	2009	2008
Earned Premiums:
Personal Insurance:
Standard auto	$101.5	93.5
Nonstandard auto	10.0	10.8
Homeowners	54.8	53.9
Other personal	7.5	7.0

Total personal insurance earned premiums	173.8	165.2
Business Insurance:
Commercial auto	27.2	27.8
Commercial multi-peril	24.0	24.8
Fire & allied lines	23.8	23.6
Other and product liability	19.4	20.5
Workers’ compensation	10.9	10.3
Other business	6.9	7.0

Total business insurance earned premiums	112.2	114.0

Total earned premiums	286.0	279.2
Investment operations:
Net investment income	18.3	22.4
Net realized losses	(11.3)	(1.8)

Total investment operations	7.0	20.6

Total revenues from significant reportable segments	$293.0	299.8

Investable assets attributable to our investment operations segment totaled $2,063.4 million at March 31, 2009 and $2,091.8 million at December 31, 2008.

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

Additionally, the insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in their insurance policies at March 31, 2009. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its financial position or results from operations.

10. Subsequent Event

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. On April 1, 2009, the Credit Facility was amended as follows:

1.	The maximum amount which may be borrowed by State Auto Financial was reduced from $200.0 million to $100.0 million;

2.

The amount of loans that may be advanced from State Auto Financial and its subsidiaries to State Auto Mutual and its subsidiaries (that are not State Auto Financial or its subsidiaries) was increased from $50.0 million to $75.0 million;

3.	The definition of net worth was modified to exclude accumulated other comprehensive income (loss); and

4.	State Auto Financial’s minimum net worth covenant was modified.

As amended, the Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2009 and December 31, 2008, and for the consolidated statements of income for the three-month periods ended March 31, 2009 and 2008. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2008 (the “2008 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2008 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2008 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners insurance to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. Our investable assets, the investment operations segment, are managed by our subsidiary Stateco Financial Services, Inc. (“Stateco”). Our investment portfolio is comprised primarily of publicly traded fixed income and equity securities. Financial information about our segments is set forth in Note 8 of our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), and State Auto Insurance Company of Ohio (“SA Ohio”) (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”) (collectively referred to as the “Patrons Insurance Group”), and Beacon National Insurance Company (“Beacon National”) (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.” The State Auto Pool has an A.M. Best rating of A+ (Superior). See “Important Defined Terms Used” in the 2008 Form 10-K.

As of January 1, 2008, the Pooling Arrangement was amended, adding (the “Pooling Change”) Beacon National, Patrons Mutual and Litchfield as participants and to add the middle market business of State Auto Mutual and Meridian Security to the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The Pooled Companies and State Auto National Insurance Company (“SA National”) are collectively referred to herein as the “State Auto Group.”

RESULTS OF OPERATIONS

We recognized net losses of $14.0 million and $12.5 million for the three-month periods ended March 31, 2009 and 2008, respectively. The first quarter 2009 pretax loss totaled $30.9 million while 2008 first quarter pretax loss was $15.0 million. First quarter 2009 results were negatively impacted by an increased level of realized investment losses, and a decline in investment income in our investment segment, as well as an increased level of catastrophe losses in our insurance segments. Our GAAP loss and loss expense ratios for the first quarters 2009 and 2008 were 78.6% and 76.8%, respectively.

The following table summarizes certain key performance metrics for first quarters 2009 and 2008 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2009	2008
Total revenue	$294.0	301.0
Net loss	$(14.0)	(12.5)
Stockholders’ equity	$760.7	882.4
Book value per share	$19.21	22.18
Debt to capital ratio	13.4	11.8
Loss and LAE ratio(1)	78.6%	76.8
Expense ratio(1)	33.4%	34.5
Combined ratio(1)	112.0%	111.3
Catastrophe loss and LAE points	15.3	12.5
Premium written growth(2)	5.7%	31.4
Premium earned growth	2.4%	10.8
Investment yield	3.5%	4.2

	Three months ended March 31
SAP Basis:	2009	2008
Loss and LAE ratio(3)	78.1%	76.4
Expense ratio(3)	32.5%	32.4
Combined ratio(3)	110.6%	108.8
Net premiums written to surplus(4)	1.6	1.2

(1)	Defined below.
(2)	21.6 points of the percentage increase for 2008 related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.
(3)

SAP loss and LAE ratio is losses and loss expenses as a percentage of net earned premium. SAP expense ratio is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. SAP combined ratio is the sum of the SAP loss and LAE ratio and the SAP expense ratio.

(4)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This is a twelve-month rolling ratio, also called the leverage ratio, which measures a company’s statutory surplus available to absorb losses.

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

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies – Deferred Acquisition Costs” included in Item 7 of our 2008 Form 10-K. The “GAAP combined ratio” is defined as the sum of the “GAAP loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums).

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting gain or loss and SAP combined ratio for the first quarters of 2009 and 2008:

($ millions)	Quarter ended March 31, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$174.0		$113.1		$287.1

Net earned premiums	173.8		112.2		286.0
Losses and loss expenses	149.7	86.1	73.6	65.6	223.3	78.1
Underwriting expenses	51.2	29.4	42.1	37.2	93.3	32.5

SAP underwriting loss and SAP combined ratio	$(27.1)	115.5	$(3.5)	102.8	$(30.6)	110.6

($ millions)	Quarter ended March 31, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums(1)	$182.2		$143.0		$325.2

Net earned premiums	165.2		114.0		279.2
Losses and loss expenses	130.8	79.2	82.5	72.4	213.3	76.4
Underwriting expenses	51.8	28.4	53.5	37.4	105.3	32.4

SAP underwriting loss and SAP combined ratio	$(17.4)	107.6	$(22.0)	109.8	$(39.4)	108.8

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

The following table shows the one-time impact on net written premiums of the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change for the three months ended March 31, 2008.

	Net Written Premiums Reconciliation Table
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 41.1% of our total consolidated net written premiums. The following tables provide a summary of written and earned premiums, net of reinsurance, by major product line of business for our personal insurance segment for the first quarters of 2009 and 2008. The one-time impact of the Pooling Change has been excluded for 2008 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Net Written Premiums
	2009	2008	% Change
Personal insurance segment:
Standard auto	$106.8	93.5	14.2
Nonstandard auto	11.2	12.3	(8.9)
Homeowners	48.5	44.7	8.5
Other personal	7.5	6.9	8.7

Total Personal	$174.0	157.4	10.5

($ millions)	Net Earned Premiums
	2009	2008	% Change
Personal insurance segment:
Standard auto	$101.5	93.5	8.6
Nonstandard auto	10.0	10.8	(7.4)
Homeowners	54.8	53.9	1.7
Other personal	7.5	7.0	7.1

Total Personal	$173.8	165.2	5.2

Standard auto net written premium grew 14.2% in the first quarter of 2009 from the same 2008 period. Our new products and advanced technology have strengthened our position with our independent agencies and allowed us to take advantage of consumers looking for greater value in their insurance products. Consequently, the number of our new business quotes on personal lines increased significantly in the first quarter of 2009 in comparison to the same 2008 period. While the number of new business quotes is higher, our issue to quote ratio has remained relatively consistent with prior years. Growth was also driven by the State Auto Group’s entry into and development of new states by expansion and acquisition. Two of our relatively new states, Texas and Arizona, have contributed a significant portion of this growth.

Nonstandard auto net written premium decreased 8.9% in the first quarter of 2009 from the same 2008 period. In 2008, we began increasing rates and tightening underwriting controls, and beginning in 2009 terminating certain agencies that failed to consistently perform to our expectations. In the first quarter 2009, we implemented rate increases in 10 of our operating states, resulting in an average increase of 3.0% in these states. These actions have slowed new business writings for the nonstandard auto line of business.

Homeowners net written premiums increased 8.5% in first quarter of 2009 from the same 2008 period. New business in Texas and Arizona contributed to this growth as well as rate changes taken in several of our states. We continue to aggressively address our rate needs in this line of business, with substantially higher rate changes filed and planned to be effective in the second and third quarters of this year.

Our strategy to grow our personal lines business includes introducing our products, enhanced systems and easier technologies into new states. During the first quarter 2009, we began introducing our personal lines products and technologies into Connecticut through the independent agent distribution channel as a result of State Auto Mutual’s affiliation with the Patrons Insurance Group.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for the first quarters of 2009 and 2008. The one-time impact of the Pooling Change has been excluded for 2008 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Net Written Premiums
	2009	2008	% Change
Business insurance segment:
Commercial auto	$26.0	26.6	(2.3)
Commercial multi-peril	24.2	24.9	(2.8)
Fire & allied lines	24.5	22.4	9.4
Other & product liability	19.3	20.8	(7.2)
Workers’ compensation	12.6	11.3	11.5
Other commercial	6.5	8.2	20.7

Total business	$113.1	114.2	(1.0)

($ millions)	Net Earned Premiums
	2009	2008	% Change
Business insurance segment:
Commercial auto	$27.2	27.8	(2.2)
Commercial multi-peril	24.0	24.8	(3.2)
Fire & allied lines	23.8	23.6	0.8
Other & product liability	19.4	20.5	(5.4)
Workers’ compensation	10.9	10.3	5.8
Other commercial	6.9	7.0	(1.4)

Total business	$112.2	114.0	(1.6)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The business insurance segment net written premiums for first quarter 2009 decreased 1.0% from the same 2008 period. Business insurance continues to be impacted by rate competition as well as ease of doing business issues. It will be difficult to generate measurable growth given the impact of the economy on premium bases such as payrolls, sales, and number of vehicles. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have expanded our marketability by introducing new products and enhancing existing products. For our property and liability business, we have implemented a more granular pricing process that we believe will help us price risks more accurately and improve account retention; we are pursuing the same for our commercial auto and workers compensation lines of business. In addition, we have broadened our property, liability, auto and workers compensation pricing ranges to recognize better the spectrum of risks within our markets.

We also continue to enhance our back office systems, such as enhancements to our insurance policy administration system, to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. Besides the efficiency gains we have achieved for employees, we have leveraged this real-time and straight-through processing functionality with bizXpressSM., our web-based quote system that gives agents the ability to quote business owners and commercial auto risks on-line.

We are working to expand the scope of bizXpress to add new products and lines of business, including workers’ compensation. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. The majority of all transactions in business insurance utilize the straight-through processing technology. This has resulted in faster delivery of policies to our agents and their insureds for new business and endorsements.

Similar to our personal lines segment, we are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s affiliation with the Patrons Insurance Group. We introduced our commercial package, auto and workers’ compensation products in Connecticut in the first quarter of 2009.

Loss and LAE

Our GAAP loss and LAE ratio was 78.6% and 76.8% for the first quarter of 2009 and 2008, respectively. The increase in the loss ratio was primarily due to an increase in catastrophe storm losses. Catastrophe losses include losses that have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. Our catastrophe losses for the first quarter 2009 totaled $43.8 million (15.3 loss ratio points) compared to $35.0 million (12.5 loss ratio points) in the first quarter 2008. During the first quarter 2009, there were six PCS catastrophes, two of which were the primary contributors to our results. A January ice storm which affected large parts of Indiana and Kentucky and a windstorm in February which swept through the Midwest and Mid-Atlantic States accounted for the vast majority of our catastrophe losses in the quarter.

As of January 1, 2009, members of the State Auto Group entered into a property catastrophe aggregate excess of loss reinsurance agreement (“Aggregate Treaty”). Events covered by this treaty must be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Individual occurrences are capped at $55.0 million and are subject to a $5.0 million franchise deductible. Subject to these limitations, qualifying losses from individual occurrences are then aggregated over the course of the reinsurance term January 1, 2009 through December 31, 2009. On an aggregate basis, the members of the State Auto Group retain the first $80.0 million of the covered losses, with a 25% co-participation with the reinsurer on the next $30.0 million of covered loss. The reinsurer is responsible for 75% of the excess over $80.0 million up to $110.0 million of covered loss on an aggregate basis. The two storms mentioned in the previous paragraph qualified under this treaty and contributed in excess of $50.0 million toward the $80.0 million retention for the State Auto Group.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides our insurance segments’ comparative SAP Loss and LAE ratios (“loss ratios”) by major lines of business for the first quarters of 2009 and 2008 with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

	($ millions)%
2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$101.5	$1.1	$66.2	$67.3	1.1	65.2	66.3
Nonstandard auto	10.0	0.2	7.8	8.0	1.5	78.0	79.5
Homeowners	54.8	31.7	38.7	70.4	57.9	70.6	128.5
Other personal	7.5	1.9	2.1	4.0	25.1	28.8	53.9

Total personal	173.8	34.9	114.8	149.7	20.1	66.0	86.1

Business insurance segment:
Commercial auto	27.2	0.2	14.0	14.2	0.6	51.5	52.1
Commercial multi-peril	24.0	2.4	11.7	14.1	9.9	48.8	58.7
Fire & allied lines	23.8	6.4	16.8	23.2	26.8	70.6	97.4
Other & product liability	19.4	—	12.1	12.1	—	62.6	62.6
Workers’ compensation	10.9	—	7.5	7.5	—	68.2	68.2
Other commercial	6.9	(0.1)	2.6	2.5	(0.3)	37.7	37.4

Total business	112.2	8.9	64.7	73.6	8.0	57.6	65.6

Total SAP personal and business	$286.0	$43.8	$179.5	$223.3	15.3	62.8	78.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
2008 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$93.5	$1.3	$62.9	$64.2	1.3	67.4	68.7
Nonstandard auto	10.8	0.1	9.1	9.2	0.7	84.3	85.0
Homeowners	53.9	21.8	30.3	52.1	40.5	56.1	96.6
Other personal	7.0	2.1	3.2	5.3	31.0	45.0	76.0

Total personal	165.2	25.3	105.5	130.8	15.3	63.9	79.2

Business insurance segment:
Commercial auto	27.8	0.1	15.7	15.8	0.3	56.3	56.6
Commercial multi-peril	24.8	4.7	18.5	23.2	19.1	74.6	93.7
Fire & allied lines	23.6	4.6	15.2	19.8	19.4	64.7	84.1
Other & product liability	20.5	—	15.8	15.8	—	77.4	77.4
Workers’ compensation	10.3	—	5.3	5.3	—	51.2	51.2
Other commercial	7.0	0.3	2.3	2.6	4.3	32.5	36.8

Total business	114.0	9.7	72.8	82.5	8.5	63.9	72.4

Total SAP personal and business	$279.2	$35.0	$178.3	$213.3	12.5	63.9	76.4

In the personal insurance segment, the overall non-cat loss and LAE ratio for the first quarter 2009 increased 2.1 points from the same 2008 period, primarily due to a 14.5 point increase in the non-cat homeowners loss and LAE ratio. The non-cat homeowners loss and LAE ratio increased primarily due to an increase in the number and severity of losses in the first quarter 2009 compared to first quarter 2008. We believe there may be a correlation between an increase in the number of fire losses and current economic conditions as we have experienced a higher frequency of large losses in states with higher foreclosure rates. In homeowners, we intend to file rate increases in the mid to high single digit range, which vary depending upon the state. In addition to pricing action and the Aggregate Treaty we put in place this year, we are now in the process of implementing mandatory wind and hail deductibles in eleven states, strengthening our insurance to value program, and evaluating our underwriting and agency actions in counties where our vulnerability to wind and hail losses is the greatest.

Physical damage and liability losses on our standard auto improved but personal injury protection coverage worsened. The nonstandard auto non-cat loss and LAE ratio decreased 6.3 points primarily due to a combination of rate increases and improved loss experience. Similar to standard auto, the personal injury protection losses for nonstandard auto worsened driven by medical cost inflation.

In the business insurance segment, the non-cat loss and LAE ratio for the first quarter 2009 decreased 6.3 points from the same 2008 period. The non-cat commercial auto loss and LAE ratio for the first quarter 2009 decreased 4.8 points from the same 2008 period. We experienced lower claim frequency and claim severity in both our liability and physical damage coverages. The non-cat commercial multi-peril loss and LAE ratio improved 25.8 points in the first quarter 2009 compared to the same 2008 period. The 2008 period was impacted by adverse development on large losses from prior accident years. Our non-cat fire & allied lines loss and LAE ratio increased 5.9 points primarily due to one large fire loss that accounted for 10 loss and LAE ratio points. The decrease in other & product liability loss and LAE ratio from first quarter 2009 to first quarter 2008 was driven by a reduction in large losses. The first quarter 2008, loss and LAE ratio included four large umbrella claims. The workers’ compensation non-cat loss and LAE ratio for the first quarter 2009 increased 17.0 points from the same 2008 period primarily due to an increase in the severity of losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable by major line of business at March 31, 2009 and December 31, 2008, respectively, are shown in the following table:

($ millions)	March 31, 2009	December 31, 2008	$ Change
Personal insurance segment:
Standard auto	$189.5	$188.5	$1.0
Nonstandard auto	19.8	19.6	0.2
Homeowners	84.9	68.6	16.3
Other personal	15.6	14.6	1.0

Total personal	309.8	291.3	18.5

Business insurance segment:
Commercial auto	92.4	93.5	(1.1)
Commercial multi-peril	90.7	91.5	(0.8)
Fire & allied lines	39.1	38.6	0.5
Product & other liability	157.6	152.3	5.3
Workers’ compensation	97.7	97.1	0.6
Other business	5.5	5.7	(0.2)

Total business	483.0	478.7	4.3

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$792.8	$770.0	$22.8

Loss and loss expenses payable increased $22.8 million since December 31, 2008 primarily due to catastrophe and fire losses in our homeowners line of business. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other – Loss and Loss Expense Reserves” in Item 7 of the 2008 Form 10-K.

Expenses

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 33.4% and 34.5% for the first quarter of 2009 and 2008, respectively. Our GAAP expense ratio improved primarily due to a combination of higher level of earned premiums along with a lower estimate of our agents variable compensation program.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Segment

At March 31, 2009, our investments in fixed maturity, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as “accumulated other comprehensive income” and as such are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2008 Compared to 2007 – Investment Operations Segment” in Item 7 of the 2008 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at fair market value at March 31, 2009 and December 31, 2008, respectively:

($ millions)	March 31, 2009		December 31, 2008
Fixed maturities	$1,773.8	92.7%	$1,770.7	91.3%
Equity securities	113.2	5.9	137.5	7.1
Other invested assets	27.4	1.4	31.7	1.6

Total available-for-sale investments, at fair value	$1,914.4	100.0%	$1,939.9	100.0%

The amortized cost and fair value of fixed maturities at March 31, 2009, by contractual maturity, are as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$2.0	2.0
Due after 1 year through 5 years	111.4	116.0
Due after 5 years through 10 years	437.9	456.0
Due after 10 years	978.8	973.5
Mortgage-backed securities	221.6	226.3

Total	$1,751.7	1,773.8

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a breakdown of our investment portfolio percentages at March 31, 2009 and December 31, 2008 relative to our targeted asset allocation.

($ in millions)	March 31, 2009	% of Total	December 31, 2008	% of Total	Target %
Cash and cash equivalents	$147.7	7.2	$150.5	7.2	3.5
Fixed maturities, at amortized cost:
Core fixed maturities	1,668.5	81.7	1,703.2	81.0	69.0
Treasury inflation protected securities	83.2	4.1	77.9	3.7	10.0

Total fixed maturities	1,751.7	85.8	1,781.1	84.7	79.0
Equities, at fair value:
Large-cap equities	106.7	5.2	130.2	6.2	10.5
Small-cap equities	6.5	0.3	7.3	0.3	3.0

Total equities	113.2	5.5	137.5	6.5	13.5
Other invested assets, at fair value:
International instruments	24.4	1.2	28.8	1.4	4.0
Other invested assets	3.0	0.2	2.9	0.1	—

	27.4	1.4	31.7	1.5	4.0
Other invested assets, at cost:
Other invested assets	1.3	0.1	1.4	0.1	—

Total portfolio	$2,041.3	100.0	$2,102.2	100.0	100.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Investment Operations Revenue

Net investment income decreased $4.1 million in the first quarter of 2009 from the same 2008 period. In addition, our investment yield declined to 3.5% in the first quarter 2009 from 4.2% in the first quarter 2008. These declines were primarily due to the following factors.

•

Between March 31, 2009 and 2008 our Treasury Inflation Protection Securities (“TIPS”) exposure, at amortized cost, increased to $83.2 million from $19.2 million, respectively. During the first quarter 2009, the TIPS amortized cost value, which is dependent on changes in the CPI Index, declined.

•

During first quarter 2009, we held fewer large cap dividend paying stocks compared to the same 2008 period. During 2008 we began diversifying our equity holdings from large cap dividend paying stocks to non-dividend paying small cap equities and international funds.

•	Dividend payouts were reduced on certain equity holdings.
•	Though we held comparable cash balances between March 31, 2009 and 2008, on average short-term yields were approximately 250 basis points lower in first quarter 2009 than in same 2008 period.

($ in millions)	Three months ended March 31
	2009	2008
Gross investment income:
Fixed income securities	$17.0	19.2
Equity securities	1.0	1.4
Other	0.8	2.3

Total gross investment income	18.8	22.9
Investment expenses	0.5	0.5

Net investment income	$18.3	22.4

Average invested assets (at cost)	$2,082.9	2,143.9
Annualized investment yield	3.5%	4.2
Annualized investment yield, after tax	3.2%	3.6
Net investment income, after tax	$16.7	19.4
Effective tax rate	8.8%	13.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Realized gains and losses on investment sales for first quarter 2009 are summarized as follows:

($ millions)	Realized Gains (Losses)	Proceeds Received on Sale
Realized gains:
Fixed maturities	$0.9	$65.7
Equity securities	0.1	0.5

Total realized gains	1.0	66.2
Realized losses:
Fixed maturities	—	0.2
Equity securities:
Sales	(5.9)	8.8
Other-than-temporary impairments	(6.4)	—

Total realized losses	(12.3)	9.0

Net realized ( losses) gains on investments	$(11.3)	$75.2

During the first quarter 2009, we sold fixed maturities to replace lower yield bonds with higher yield bonds and to realize gains on lower rated bonds in favorable positions. During the first quarter of 2009, we realized losses of $5.9 million in connection with the sale of equity securities. These equity securities were sold for various reasons, including in response to negative earnings or negative outlook announcements which in our opinion diminished the future business prospects of the issuers of these equity securities.

We regularly monitor our investment portfolio for declines in value that are other-than-temporarily-impaired (“OTTI”), an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider many factors when assessing our investments for OTTI which include: (1) the financial condition of the issuer, including any specific events that may influence the issuer’s operations; (2) the length of time and/or the depth of decline below cost; (3) our ability and intent to hold the security through its near term recovery period; and (4) the ability of the fair value to recover to cost in the near term. We recognized OTTI charges on our externally managed small cap equity portfolio and a segment of our large cap portfolio where we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When a security in our investment portfolio has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income.

The following table provides a detailed breakdown by security type (and by sector for the large cap portfolio) for the first quarter 2009 OTTI charges.

($ millions)	Number of positions	Total impairment
Equity Securities:
Large-cap equities:
Energy	1	$(0.4)
Financial	2	(0.8)
Industrial	6	(4.4)

	9	(5.6)

Small-cap equities:	200	(0.8)

Total OTTI	209	$(6.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at March 31, 2009, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. We also determined that there were no individual material securities with an unrealized holding loss at March 31, 2009.

For the three months ended March 31, 2009, the S&P 500 and MSCI EAFE (international) indices decreased by 11% and 14%, respectively, which was consistent with the declines in our equity portfolio for this same period. Our large cap equity portfolio decreased by 11.6%; our small cap equity portfolio decreased by 11.9%; and our international instruments decreased by 15.1%.

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses, adjusted for investments with OTTI at March 31, 2009:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$131.1	$4.8	36	$(0.4)	7	$135.5
States & political subdivisions	1,376.5	28.4	224	(15.0)	388	1,389.9
Corporate securities	22.5	0.2	9	(0.6)	10	22.1
Mortgage-backed securities of U.S. Gov. Agencies	221.6	5.6	69	(0.9)	14	226.3

Total fixed maturities	1,751.7	39.0	338	(16.9)	419	1,773.8
Equity Securities:
Consumer	46.2	2.2	57	(5.4)	16	43.0
Technologies	29.4	0.8	52	(4.1)	52	26.1
Pharmaceuticals	1.7	0.1	13	—	—	1.8
Financial services	6.1	0.1	75	(0.2)	1	6.0
Manufacturing & other	41.4	1.1	155	(6.2)	15	36.3

Total equity securities	124.8	4.3	352	(15.9)	84	113.2
Other invested assets	32.6	—	—	(5.2)	3	27.4

Total investments	$1,909.1	$43.3	690	$(38.0)	506	$1,914.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table presents a summary of our cumulative unrealized holding gain (loss) by investment type, net of deferred taxes that were included as a component of accumulated comprehensive loss at March 31, 2009, and December 31, 2008, respectively, and the change in unrealized holding gain (loss), net of deferred tax, for three months ended March 31, 2009.

($ millions)	March 31, 2009	December 31, 2008	$ Change
Available-for-sale investments:
Cumulative unrealized holding gain (loss):
Fixed maturities	$22.1	$(10.4)	$32.5
Equities	(11.6)	(6.8)	(4.8)
Other invested assets	(5.2)	(0.7)	(4.5)

Cumulative unrealized holding gain (loss)	5.3	(17.9)	23.2
Deferred federal income tax (liability) asset	(1.9)	6.3	(8.2)
Valuation allowance	—	(2.6)	2.6

Cumulative unrealized holding gain (loss), net of tax	$3.4	$(14.2)	$17.6

At March 31, 2009, we reassessed our need for a valuation allowance to recognize the net recoverability of the deferred tax assets being recorded on investment losses, both realized (included in income from sales and OTTI) and unrealized (included in accumulated other comprehensive income). We determined a valuation allowance was no longer needed as our cumulative unrealized holding loss at December 31, 2008 shifted to a cumulative unrealized holding gain at March 31, 2009. Consequently, we reversed the $3.1 million valuation allowance that we established at December 31, 2008 benefitting accumulated comprehensive income $2.6 million and deferred tax expense $0.5 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Fair Value Measurement

The following describes the fair value hierarchy that categorizes into three levels the inputs to valuation techniques which are used to measure fair value:

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

The table below sets forth our investments by the above described levels as of March 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investments:
Fixed maturities	$1,773.8	$—	$1,771.3	$2.5
Equity securities	113.2	113.2	—	—
Other invested assets	27.4	3.0	—	24.4

Total	$1,914.4	$116.2	$1,771.3	$26.9

As of March 31, 2009, Level 3 assets as a percentage of total assets were 1.1% which we have determined to be relatively insignificant.

Other Income Statement Items

The effective tax rate for the first quarter 2009 was a benefit of 54.7% compared to a benefit of 17.0% for the first quarter 2008. In 2008, the 17% rate reflected our estimate of the expected full year rate. For the first quarter of 2009 we recorded the actual tax benefit based upon first quarter results as we were unable to estimate a full year rate. Included in our first quarter 2009 loss before federal income taxes are tax-exempt earnings related to our investment portfolio, which is the significant contributing differential between the actual 54.7% and the expected statutory rate of 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs to pay both long-term and short-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. We also have a credit facility with a syndicate of financial institutions which is described below. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases, along with payments made for the purchase of common shares under our stock repurchase program discussed below. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in their operating cash flow or the cash flow needs of State Auto Financial.

At March 31, 2009 and December 31, 2008, we had $147.7 million and $150.5 million, respectively, of cash and cash equivalents and $1,914.4 million and $1,939.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are publicly traded.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in operating activities was $18.4 million during first quarter 2009 compared to net cash provided by operating activities of $127.1 million for the same 2008 period. Cash from operations decreased primarily due to an increase in the amount of loss and loss expenses paid from the increased level of catastrophe losses in 2008 and 2007. In addition, 2008 benefited from $92.0 million received in conjunction with the Pooling Change. Absent this transaction net cash provided by operating activities was $35.1 million. Below are additional factors that contributed to the change in operating cash flows between the two periods:

•	cash contributed to the defined benefit plan of $5.0 million in 2009 compared to no cash funding during the comparable 2008 period;
•

a settle up of $22.7 million for annual incentives with our common paymaster, State Auto Mutual, was processed during the first quarter of 2009 rather than in the second quarter, which is the typical settlement cycle; and

•	no federal income tax payments in 2009 compared to an estimated federal income tax payment of $7.3 million in 2008.

Net cash provided by investing activities was $21.4 million during first quarter 2009 compared to net cash used in investing activities of $33.6 million in the same 2008 period. During 2008, we had additional cash to invest from operations primarily due to the Pooling Change.

Net cash used in financing activities was $5.8 million during the first quarter 2009 compared to $26.0 million during the same 2008 period. First quarter 2008 included $20.7 million of stock repurchases under our Stock Repurchase Program (defined below). No repurchases were made during the first quarter of 2009.

Borrowing Arrangements

Senior Notes

State Auto Financial has outstanding $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of March 31, 2009, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2009 and 2008 were 5.5% and 9.3%, respectively.

Credit Facility

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. On April 1, 2009, the Credit Facility was amended as follows:

1.	The maximum amount which may be borrowed by State Auto Financial was reduced from $200.0 million to $100.0 million;

2.

The amount of loans that may be advanced from State Auto Financial and its subsidiaries to State Auto Mutual and its subsidiaries (that are not State Auto Financial or its subsidiaries) was increased from $50.0 million to $75.0 million;

3.	The definition of net worth was modified to exclude accumulated other comprehensive income (loss); and

4.	State Auto Financial’s minimum net worth covenant was modified.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of May 6, 2009, State Auto Financial had not made any borrowings under the Credit Facility.

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

As of January 1, 2009, members of the State Auto Group entered into a property catastrophe aggregate excess of loss reinsurance agreement which covers PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. See “Loss and LAE” for a further description of this reinsurance agreement.

Except as described in the preceding paragraph, there have been no material changes from those disclosed in the 2008 Form10-K in our reinsurance arrangements since December 31, 2008. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2008 Form 10-K.

Stock Repurchase Program

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of State Auto Financial’s common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009 (“Stock Repurchase Program”). State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. There were no shares repurchased during the first quarter 2009. Since inception through March 31, 2009, a total of 2,028,116 common shares have been purchased under this program at an average purchase price of $27.26 for a total of $55.3 million.

Regulatory Considerations

At March 31, 2009, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2008 Compared to 2007 – Investment Operations Segment – Market Risk” in Item 7 of the 2008 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2008 Form 10-K.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
01/01/09 thru 01/31/09	—		$—	—	1,971,884
02/01/09 thru 02/28/09	—		—	—	1,971,884
03/01/09 thru 03/31/09	4,464	(2)	16.00	—	1,971,884

Total	4,464		$16.00	—

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

State Auto Financial Corporation

Date: May 6, 2009	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)