Form 10-Q
period 2009-06-30
State Auto Financial CORP
filed 2009-08-06
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

Yes  ☐    No  ☒

On July 31, 2009, the Registrant had 39,759,241 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2009

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30 2009 (unaudited)	December 31 2008 (see Note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,759.1 and $1,781.1, respectively)	$1,779.3	1,770.7
Equity securities, available-for-sale, at fair value (cost $121.7 and $144.3, respectively)	126.3	137.5
Other invested assets, available-for-sale, at fair value (cost $32.5 and $32.4, respectively)	33.7	31.7
Notes receivable from affiliate	70.0	—
Other invested assets	1.2	1.4

Total investments	2,010.5	1,941.3

Cash and cash equivalents	104.5	150.5
Accrued investment income and other assets	47.4	40.2
Deferred policy acquisition costs	127.8	122.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.2 and $1.2, respectively)	23.0	21.2
Prepaid reinsurance premiums	7.3	7.0
Due from affiliate	27.9	—
Current federal income taxes	46.5	37.6
Deferred federal income taxes	94.5	111.0
Property and equipment, at cost (net of accumulated depreciation of $6.5 and $6.2, respectively)	12.2	12.5

Total assets	$2,501.6	2,443.6

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss expenses payable (affiliates $358.7 and $343.0, respectively)	$841.1	791.2
Unearned premiums (affiliates $181.8 and $175.0, respectively)	542.0	515.1
Notes payable (affiliates $15.5 and $15.5, respectively)	117.4	117.6
Postretirement and pension benefits	165.9	187.7
Other liabilities	54.9	55.1
Due to affiliate	—	15.9

Total liabilities	1,721.3	1,682.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.5 and 46.3 shares issued, respectively, at stated value of $2.50 per share	116.3	115.9
Treasury stock, 6.8 shares, at cost	(115.7)	(115.5)
Additional paid-in capital	112.9	109.0
Accumulated other comprehensive loss	(53.3)	(97.6)
Retained earnings	720.1	749.2

Total stockholders’ equity	780.3	761.0

Total liabilities and stockholders’ equity	$2,501.6	2,443.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2009	2008
Revenues
Earned premiums (ceded to affiliates $184.2 and $173.5, respectively)	$292.6	281.1
Net investment income (affiliates $0.7)	20.8	22.3
Net realized gains on investments	2.5	2.4
Other income (affiliates $0.5 and $0.8, respectively)	1.0	1.2

Total revenues	316.9	307.0
Expenses
Losses and loss expenses (ceded to affiliates $150.1 and $157.8, respectively)	225.5	236.1
Acquisition and operating expenses	98.0	89.6
Interest expense (affiliates $0.2 and $0.3, respectively)	1.8	1.8
Other expenses, net	3.3	3.7

Total expenses	328.6	331.2

Loss before federal income tax benefit	(11.7)	(24.2)

Federal income tax benefit	(8.5)	(20.9)

Net loss	$(3.2)	(3.3)

Loss per common share:
Basic	$(0.08)	(0.08)

Diluted	$(0.08)	(0.08)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2009	2008
Revenues
Earned premiums (ceded to affiliates $364.1 and $346.8, respectively)	$578.6	560.3
Net investment income (affiliates $0.7)	39.1	44.7
Net realized (loss) gain on investments	(8.8)	0.6
Other income (affiliates $1.2 and $1.6, respectively)	2.0	2.4

Total revenues	610.9	608.0
Expenses

Losses and loss expenses (ceded to affiliates $289.8 and $294.6, respectively)	450.3	450.7
Acquisition and operating expenses	193.4	186.0
Interest expense (affiliates $0.4 and $0.6, respectively )	3.8	3.7
Other expenses, net	6.0	6.8

Total expenses	653.5	647.2

Loss before federal income tax benefit	(42.6)	(39.2)

Federal income tax benefit	(25.4)	(23.4)

Net loss	$(17.2)	(15.8)

Loss per common share:
Basic	$(0.44)	(0.40)

Diluted	$(0.44)	(0.40)

Dividends paid per common share	$0.30	0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(17.2)	(15.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	7.5	4.9
Share-based compensation	2.0	3.3
Net realized loss (gain) on investments	8.8	(0.6)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(5.4)	(3.4)
Accrued investment income and other assets	0.4	(1.5)
Postretirement and pension benefit assets	(1.2)	4.4
Other liabilities and due to/from affiliates, net	(52.0)	(18.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(2.1)	(0.6)
Losses and loss expenses payable	49.9	83.5
Unearned premiums	26.9	13.2
Excess tax benefits on share based awards	—	0.2
Federal income taxes	(12.5)	(43.2)

Cash provided from Pooling Arrangement Amendment effective January 1, 2008	—	92.0

Net cash provided by operating activities	5.1	117.6

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(208.0)	(189.6)
Purchases of equity securities – available-for-sale	(6.8)	(19.7)
Purchases of other invested assets	(0.4)	(16.6)
Maturities, calls and pay downs of fixed maturities – available-for-sale	47.0	31.8
Sales of fixed maturities – available-for-sale	179.3	78.5
Sales of equity securities – available-for-sale	17.5	46.9
Sales of other invested assets	0.3	0.9
Note to affiliate	(70.0)	—
Net additions of property and equipment	—	(0.3)

Net cash used in investing activities	(41.1)	(68.1)

Cash flows from financing activities:
Proceeds from issuance of common stock	1.9	2.1
Payments to acquire treasury shares	—	(33.2)
Excess tax benefits on share based awards	—	0.2
Payment of dividends	(11.9)	(12.0)

Net cash used in financing activities	(10.0)	(42.9)

Net (decrease) increase in cash and cash equivalents	(46.0)	6.6

Cash and cash equivalents at beginning of period	150.5	70.9

Cash and cash equivalents at end of period	$104.5	77.5

Supplemental disclosures:
Federal income taxes (received) paid	$(12.9)	18.0

Interest paid (to affiliates $0.5 and $0.7, respectively)	$3.6	3.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2008 Form 10-K.

Adoption of Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP requires disclosure of the inputs and valuation techniques used on an interim basis. It also provides additional guidance on defining major categories of equity and debt securities for disclosure on an interim basis. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance effective April 1, 2009, and determined it did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 3.

On April 9, 2009, FASB issued FSP FAS 115-2 and Emerging Issues Task Force (“EITF”) 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the indicators used in considering an impairment of a debt security to be other-than-temporary, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this FSP requires that other-than-temporary impairments on debt securities due to credit be recognized in earnings while non-credit other-than-temporary impairments be recognized in other comprehensive income. This FSP also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses. In addition, all disclosures required by FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” on an annual basis are required on an interim basis. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 effective April 1, 2009, and determined it did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 2.

On April 9, 2009, FASB issued FSP FAS 107-1, “Disclosures about Fair Value of Financial Instruments.” This FSP requires an entity to disclose the fair value of all financial instruments whether recognized or not recognized on the balance sheet in interim and annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 effective April 1, 2009. The disclosures required by this FSP are provided in Notes 5 and 6.

On May 28, 2009, FASB issued Statement of Financial Accounting Standard (“FAS”) No. 165, “Subsequent Events,” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. In addition, an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclose any events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 effective June 30, 2009, and determined that it had no impact on the Financial Statements as the Company already followed a similar approach prior to the adoption of this standard. The disclosures required by this FASB are provided in Note 14.

Pending Adoption of Accounting Pronouncements

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP provides disclosures about the types of assets held in defined benefit and postretirement benefit plans including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of the plan assets. The FSP includes disclosures about fair value measurements similar to those required by FAS No. 157 Fair Value Measurements. The FSP is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on the Company’s financial position.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

On June 29, 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification™ as the single source of authoritative accounting principles in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have an impact on the Company’s results of operations or financial position.

2. Investments

The following table summarizes the cost or amortized cost of available-for-sale securities to fair value at June 30, 2009:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair Value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$165.5	$4.0	$(1.1)	$168.4
Obligations of states and political subdivisions	1,258.6	23.1	(11.1)	1,270.6
Corporate securities	67.5	0.9	(0.4)	68.0
U.S. government agencies residential mortgage-backed securities	267.5	5.9	(1.1)	272.3

Total fixed maturities	1,759.1	33.9	(13.7)	1,779.3
Equity securities:
Large-cap equity securities:
Consumer	41.5	4.4	(1.6)	44.3
Technological	28.5	2.6	(2.0)	29.1
Manufacturing	16.8	1.4	(1.2)	17.0
Industrial and materials	13.9	1.1	(1.9)	13.1
Financial services	5.0	1.4	—	6.4
Energy	9.7	0.1	(1.5)	8.3

Total large-cap equity securities	115.4	11.0	(8.2)	118.2
Small-cap equity securities	6.3	1.8	—	8.1

Total equity securities	121.7	12.8	(8.2)	126.3
Other invested assets	32.5	1.5	(0.3)	33.7

Total available-for-sale securities	$1,913.3	$48.2	$(22.2)	$1,939.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

At June 30, 2009, there were no individual investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There are no individual material securities with an unrealized holding loss at June 30, 2009. The following table reflects the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2009:

($ millions, except # of positions )	Less than 12 months			12 months or more			Total
Description of securities	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$ 47.6	$(0.5)	13	$ 20.6	$ (0.6)	3	$ 68.2	$ (1.1)	16
Obligations of states and political subdivisions	192.8	(1.8)	77	311.6	(9.3)	120	504.4	(11.1)	197
Corporate securities	24.0	(0.3)	16	1.4	(0.1)	2	25.4	(0.4)	18
U.S. government agencies residential mortgage-backed securities	49.2	(0.4)	14	25.1	(0.7)	13	74.3	(1.1)	27

Total fixed maturities	313.6	(3.0)	120	358.7	(10.7)	138	672.3	(13.7)	258
Equity securities:
Consumer	23.0	(1.6)	10	—	—	—	23.0	(1.6)	10
Technological	10.3	(1.2)	5	3.2	(0.8)	1	13.5	(2.0)	6
Manufacturing	5.6	(0.6)	3	2.1	(0.6)	1	7.7	(1.2)	4
Industrial and materials	5.0	(0.7)	3	2.8	(1.2)	1	7.8	(1.9)	4
Energy	4.6	(0.8)	5	2.1	(0.7)	1	6.7	(1.5)	6

Total equity securities	48.5	(4.9)	26	10.2	(3.3)	4	58.7	(8.2)	30
Other invested assets	2.9	(0.3)	1	—	—	—	2.9	(0.3)	1

Total temporarily impaired securities	$365.0	$(8.2)	147	$368.9	$(14.0)	142	$733.9	$(22.2)	289

The amortized cost and fair value of available-for-sale fixed maturities at June 30, 2009, by contractual maturity, are summarized as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$ —	$ —
Due after 1 year through 5 years	119.9	123.9
Due after 5 years through 10 years	477.9	492.6
Due after 10 years	893.8	890.5
U.S. government agencies mortgage-backed securities	267.5	272.3

Total	$1,759.1	$1,779.3

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $55.6 million were on deposit with insurance regulators as required by law at June 30, 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Components of net investment income for the three and six months ended June 30 are summarized as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Fixed maturities	$19.5	20.5	$36.7	39.9
Equity securities	0.8	1.2	1.7	2.4
Cash and cash equivalents, and other	1.1	1.2	1.8	3.5

Investment income	21.4	22.9	40.2	45.8
Investment expenses	0.6	0.6	1.1	1.1

Net investment income	$20.8	22.3	$39.1	44.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

Realized losses recognized for the three and six months ended June 30 related to other-than-temporary impairments on the Company’s investment portfolio are summarized as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Equity securities	$(0.6)	(2.7)	$(7.0)	(3.8)

Total other-than-temporary impairments	$(0.6)	(2.7)	$(7.0)	(3.8)

The Company considers the following factors when assessing its equity securities and other invested assets for other-than-temporary impairment: (1) the length of time and/or the significance of decline below cost; (2) its ability and intent to hold theses securities through their recovery periods; and (3) the ability of the market value to recover to cost in the near term. The Company considers the following factors when assessing its fixed maturities investments for other-than-temporary impairment: (1) the financial condition of the issuer; (2) intent to sell; and (3) if it is more likely than not that the Company will be required to sell the investments before recovery. The Company reviewed its investments at June 30, 2009 and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.

Proceeds on sales of available-for-sale securities for the three and six months ended June 30, 2009, were $117.9 million and $204.8 million, respectively.

The unrealized holding gains and losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive loss and, as such, are not included in the determination of net loss. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized and unrealized holding gains and losses for the three and six months ended June 30 are summarized as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Realized gains:
Fixed maturities	$2.2	0.3	$3.1	0.7
Equity securities	1.2	5.2	1.3	7.2

Total realized gains	3.4	5.5	4.4	7.9
Realized losses:
Equity securities	(0.9)	(3.1)	(13.2)	(7.3)

Total realized losses	(0.9)	(3.1)	(13.2)	(7.3)

Net realized gain (loss) on investments	$2.5	2.4	$(8.8)	0.6

Change in unrealized holding gains (losses):
Fixed maturities	$(1.9)	(13.0)	$30.6	(24.7)
Equity securities	16.2	(14.6)	11.4	(29.7)
Other invested assets	6.4	(1.7)	1.9	(2.8)
Deferred federal income tax benefit thereon	(7.2)	10.2	(15.4)	20.0
Valuation allowance	—	—	2.6	—

Change in net unrealized holding gains (losses)	$13.5	(19.1)	$31.1	(37.2)

There was a deferred federal tax benefit on the net unrealized holding gains at June 30, 2009 and 2008 of $9.1 million and $13.6 million, respectively.

3. Fair Value of Financial Instruments

Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value:

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.
•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.
•

Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Valuation of Available-for-Sale Investments

The Company utilizes a pricing service and employs other processes and control procedures in developing its fair value estimates. The Company’s processes and control procedures are designed to ensure the values are accurately recorded, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value.

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

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a pricing service and other procedures to estimate fair value measurements for approximately 99.9% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The pricing service prepares estimates of fair value using proprietary pricing applications (matrix pricing) when quoted prices in active markets for identical assets are not available. Most fixed maturities do not have a quoted price available since they do not trade on a daily basis. Inputs to the applications include but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The pricing service only produces an estimate of fair value if there is objectively verifiable information to produce a valuation. If this information is not available, the Company produces an estimate of fair value using some of the same methodologies as the pricing service, using management’s own estimate of assumptions for market-based inputs.

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

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2009:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$168.4	—	168.4	—
Obligations of states and political subdivisions	1,270.6	—	1,270.6	—
Corporate securities	68.0	—	65.6	2.4
U.S. government agencies residential mortgage-backed securities	272.3	—	272.3	—

Total fixed maturities	1,779.3	—	1,776.9	2.4
Equity securities:
Large-cap equity securities:
Consumer	44.3	44.3	—	—
Technological	29.1	29.1	—	—
Manufacturing	17.0	17.0	—	—
Industrial and materials	13.1	13.1	—	—
Financial services	6.4	6.4	—	—
Energy	8.3	8.3	—	—

Total large-cap equity securities	118.2	118.2	—	—
Small-cap equity securities	8.1	8.1	—	—

Total equity securities	126.3	126.3	—	—
Other invested assets	33.7	3.5	—	30.2

Total available-for-sale investments	$1,939.3	129.8	1,776.9	32.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter, a reconciliation of the beginning and ending balances, separately for each major category of assets is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three and six months ended June 30, 2009:

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2009	$2.3	28.8
Total realized gains and losses	—	(4.6)
Included in other comprehensive income—total gains or losses unrealized	0.2	0.2
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2009	2.5	24.4
Total realized gains and losses	—	5.4
Included in other comprehensive income—total gains or losses unrealized	(0.1)	0.4
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2009	$2.4	30.2

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three and six months ended June 30, 2008:

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2008	$2.1	16.3
Total realized gains and losses	—	—
Included in other comprehensive income—total gains or losses unrealized	—	(0.9)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2008	2.1	23.4
Total realized gains and losses	—	—
Included in other comprehensive income—total gains or losses unrealized	—	(1.7)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2008	$2.1	29.7

4. Reinsurance

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company, Milbank Insurance Company, Farmers Casualty Insurance Company, and State Auto Insurance Company of Ohio, (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, State Auto Florida Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company, Patrons Mutual Insurance Company of Connecticut, and Litchfield Mutual Fire Insurance Company (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Premiums earned
Assumed from other insurers and reinsurers	$1.5	1.6	$2.6	2.7
Assumed under State Auto Pool and other affiliate arrangements	282.5	270.2	558.5	538.6
Ceded to other insurers and reinsurers	(6.9)	(4.9)	(13.5)	(9.6)
Ceded under State Auto Pool and other affiliate arrangements	(184.2)	(173.5)	(364.1)	(346.8)

Net assumed premiums earned	$92.9	93.4	$183.5	184.9

Losses and loss expenses incurred
Assumed from other insurers and reinsurers	$0.7	0.9	$0.9	1.3
Assumed under State Auto Pool and other affiliate arrangements	218.1	226.8	433.4	431.0
Ceded to other insurers and reinsurers	(7.2)	(1.0)	(9.0)	(1.6)
Ceded under State Auto Pool and other affiliate arrangements	(150.1)	(157.8)	(289.8)	(294.6)

Net assumed losses and loss expenses incurred	$61.5	68.9	$135.5	136.1

5. Transactions with Affiliates

In May 2009, State Auto Financial’s subsidiaries State Auto P&C and Milbank entered into separate Credit Agreements with State Auto Mutual, in which they loaned State Auto Mutual $70.0 million ($50.0 million and $20.0 million, respectively) for ten years. Interest is due semi-annually at a fixed annual interest rate of 7.00%, with the principal due May 2019. There is no prepayment penalty, and there was no collateral given in exchange for the note.

Under this agreement, State Auto Financial earned interest of $0.7 million for the three months ended June 30, 2009. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. Treasury securities with similar maturity dates and applies an appropriate credit spread. Notes receivable at June 30, 2009, consisted of the following:

($ millions, except interest rates)	Carrying Value	Fair Value	Interest Rate
Notes receivable from affiliate	$70.0	$68.4	7.00%

Total Notes Receivable	$70.0	$68.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Notes Payable

The carrying amount of the Trust Securities note in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The $100.0 million, 6.25% Senior Notes have a fair value of $92.9 million at June 30, 2009. The fair value of the Senior Notes is based on the quoted market price at June 30, 2009. Notes payable at June 30 consisted of the following:

($ millions, except interest rates)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.9	$92.9	6.25%
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	5.46

Total Notes Payable	$117.4	$108.4

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

As amended, the Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of June 30, 2009, the Company was in compliance with all covenants related to the Credit Facility. As of June 30, 2009, the Company had not made any borrowings under the Credit Facility.

7. Income Taxes

Loss before federal income taxes for the three and six months ended June 30, 2009 was $11.7 million and $42.6 million, respectively, compared to loss of $24.2 million and $39.2 million, respectively, for the same 2008 periods. The pre-tax loss for the second quarter and the first six months of 2009 was primarily the result of catastrophe storm losses. The uncertainty of our expected 2009 full year results precludes us from making a reliable estimate of the effective tax rate for the year. Accordingly, the Company recorded a tax benefit based on the results of the six months ended June 30, 2009. The effective tax rate for the three and six months ended June 30, 2009 was 72.4% and 59.6%, respectively, which reflects the impact of tax exempt investment income.

8. Restructuring Costs

In June 2009, the Company initiated a plan to restructure its field and claims operations. Restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, related to this reorganization have been recognized in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company recognized $1.0 million during the three months ended June 30, 2009, and anticipates additional charges of approximately $7.8 million through the fourth quarter 2010, the expected completion date. These charges are included in losses and loss expenses and acquisition and operating expenses in the Company’s statement of income.

The Company’s plan to restructure its field and claims operations is anticipated to eliminate expected years of future services of those impacted employees, resulting in a curtailment of the Company’s pension and postretirement benefit plans. At June 30, 2009, after remeasurement and curtailment gain recognition, the pension and postretirement benefits obligations were reduced by $4.3 million and $8.8 million, respectively, and accumulated other comprehensive loss declined $8.6 million, net of tax.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Total cumulative estimated costs to be incurred and costs incurred through June 30, 2009 at fair value are as follows:

($ millions)	Total cumulative estimated costs to be incurred	Costs incurred through June 30, 2009
Employee termination benefits	$5.9	$0.7
Relocation costs	2.1	0.3
Lease termination	0.8	—

Total	$8.8	$1.0

These costs are allocated to the Company’s insurance segments at fair value as follows:

($ millions)	Total cumulative estimated costs to be incurred	Costs incurred through June 30, 2009
Personal insurance	$4.2	$0.6
Business insurance	4.6	0.4

Total	$8.8	$1.0

Activity for the three months ended June 30, 2009 at fair value was as follows:

($ millions)	Balance of liability at March 31, 2009	Costs incurred	Amounts paid	Balance of liability at June 30, 2009
Employee termination benefits	$—	0.7	—	0.7
Relocation costs	—	0.3	0.3	—
Lease termination	—	—	—	—

Total	$—	1.0	0.3	0.7

9. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies’ pension and postretirement benefit plans:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3.2	2.2	$1.3	1.3	$5.5	4.4	$2.7	2.6
Interest cost	4.2	3.4	1.8	1.9	7.3	6.8	3.6	3.8
Expected return on plan assets	(5.4)	(4.8)	(0.1)	—	(9.9)	(9.6)	(0.1)	—
Amortization of:
Prior service costs	0.1	0.1	—	0.1	0.2	0.2	0.1	0.2
Transition assets	(0.1)	(0.2)	—	—	(0.3)	(0.4)	—	—
Net loss	1.6	0.7	—	—	2.6	1.4	0.2	—

Net periodic cost	$3.6	1.4	$3.0	3.3	$5.4	2.8	$6.5	6.6

The Company expects to contribute approximately $15.0 million to its pension plan during 2009. For the six months ended June 30, 2009, the Company has contributed $10.0 million in cash to its pension plan.

As a result of the Company’s restructuring (Note 8), the Company decreased accumulated other comprehensive loss by $2.9 million and $5.7 million, net of tax, for the Pension and Postretirement plans, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Numerator:
Net loss for basic earnings per share	$(3.2)	(3.3)	$(17.2)	(15.8)

Denominator:
Basic weighted average shares outstanding	39.6	39.5	39.6	39.9
Effect of dilutive share-based awards	—	—	—	—

Diluted weighted average shares outstanding	39.6	39.5	39.6	39.9

Basic loss per share	$(0.08)	(0.08)	$(0.44)	(0.40)

Diluted loss per share	$(0.08)	(0.08)	$(0.44)	(0.40)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Number of options	2.4	1.1	2.1	1.1

11. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Net loss	$(3.2)	(3.3)	$(17.2)	(15.8)
Other comprehensive income (loss):
Change in unrealized holding gains (losses), net of tax	13.5	(19.1)	31.1	(37.2)
Change in unrecognized benefit plan obligations, net of tax	12.6	0.5	13.2	0.9

Total other comprehensive income (loss)	26.1	(18.6)	44.3	(36.3)

Comprehensive income (loss)	$22.9	(21.9)	$27.1	(52.1)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

12. Segment Information

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Revenues from external sources
Insurance segments:
Personal insurance	$180.5	166.8	$354.3	332.0
Business insurance	112.1	114.3	224.3	228.3

Total insurance segments	292.6	281.1	578.6	560.3
Investment operations segment:
Net investment income	20.8	22.3	39.1	44.7
Net realized capital gains (losses)	2.5	2.4	(8.8)	0.6

Total investment operations segment	23.3	24.7	30.3	45.3
All other	1.0	1.2	2.0	2.4

Total revenues from external sources	316.9	307.0	610.9	608.0
Intersegment revenues	2.3	2.4	4.9	4.9

Total revenues	319.2	309.4	615.8	612.9
Reconciling items:
Eliminate intersegment revenues	(2.3)	(2.4)	(4.9)	(4.9)

Total consolidated revenues	$316.9	307.0	$610.9	608.0

Segment loss before federal income tax
Insurance segments:
Personal insurance SAP underwriting loss	$(26.1)	(32.8)	$(53.2)	(46.8)
Business insurance SAP underwriting loss	(11.7)	(17.0)	(15.1)	(39.0)

Total insurance segments	(37.8)	(49.8)	(68.3)	(85.8)
Investment operations segment:
Net investment income	20.8	22.3	39.1	44.7
Net realized capital gains (losses)	2.5	2.4	(8.8)	0.6

Total investment operations segment	23.3	24.7	30.3	45.3
All other segments	(0.1)	(0.4)	(0.6)	(0.9)

Total segment loss before tax benefit	(14.6)	(25.5)	(38.6)	(41.4)
Reconciling items:
GAAP expense adjustments	5.5	4.0	0.6	7.4
Interest expense on corporate debt	(1.8)	(1.8)	(3.8)	(3.7)
Corporate expenses	(0.8)	(0.9)	(0.8)	(1.5)

Total reconciling items	2.9	1.3	(4.0)	2.2

Total consolidated loss before federal income tax benefit	$(11.7)	(24.2)	$(42.6)	(39.2)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services:

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Earned premiums:
Personal insurance:
Standard personal auto	$106.4	94.9	$207.9	188.4
Nonstandard personal auto	10.1	10.8	20.1	21.6
Homeowners	56.4	53.9	111.2	107.8
Other personal	7.6	7.2	15.1	14.2

Total personal insurance earned premiums	180.5	166.8	354.3	332.0
Business insurance:
Commercial auto	26.9	27.5	54.1	55.3
Commercial multi-peril	24.0	24.6	48.0	49.4
Fire & allied lines	24.2	24.0	48.0	47.6
Other & product liability	19.1	19.9	38.5	40.4
Workers’ compensation	11.4	10.8	22.3	21.1
Other business	6.5	7.5	13.4	14.5

Total business insurance earned premiums	112.1	114.3	224.3	228.3

Total earned premiums	292.6	281.1	578.6	560.3
Investment operations:
Net investment income	20.8	22.3	39.1	44.7
Net realized capital gain (loss)	2.5	2.4	(8.8)	0.6

Total investment operations	23.3	24.7	30.3	45.3

Total revenues from significant reportable segments	$315.9	305.8	$608.9	605.6

Investable assets attributable to the Company’s investment operations segment totaled $2,115.0 million at June 30, 2009 and $2,091.8 million at December 31, 2008.

13. Contingencies and Litigation

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

In accordance with the provisions of FAS No. 5, “Accounting for Contingencies,” the Company accrues for a litigation-related liability other than insurance claims when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcomes of any pending matters are not likely to have a material adverse effect on its consolidated financial position or results of operations.

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

14. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through August 6, 2009, which represents the issue date of this Form 10-Q. As of August 6, 2009, there were not subsequent events which required recognition or disclosure in the condensed consolidated financial statements.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2009, and December 31, 2008, and for the consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2008 (the “2008 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2008 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

We have three significant reportable segments – personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate in 33 states and distribute their products through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners insurance to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire and allied lines, other and product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. Our investable assets, the investment operations segment, are managed by our subsidiary Stateco Financial Services, Inc (“Stateco”). Our investment portfolio is comprised primarily of publicly traded fixed income and equity securities. Financial information about our segments is set forth in Note 12 of our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), and State Auto Insurance Company of Ohio (“SA Ohio”), (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”) (collectively referred to as the “Patrons Insurance Group”) and Beacon National Insurance Company (“Beacon National”), (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.” The State Auto Pool has an A.M. Best rating of A+ (Superior). See “Important Defined Terms Used” in the 2008 Form 10-K.

As of January 1, 2008, the Pooling Arrangement was amended to add Beacon National, Patrons Mutual and Litchfield as participants and the middle market business of State Auto Mutual and Meridian Security to the Pooling Arrangement (collectively, the “Pooling Change”).

The Pooled Companies and State Auto National Insurance Company (“SA National”) are collectively referred to herein as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

During our second quarter 2009, we recognized a net loss of $3.2 million compared to a net loss of $3.3 million for the same 2008 period. Loss before federal income taxes for the three months ended June 30, 2009 was $11.7 million compared to $24.2 million for the same 2008 period. The improvement in our second quarter 2009 results was primarily attributable to an increase in our earned premiums and a reduction in the level of our catastrophe losses, which was partially offset by an increase in our non-catastrophe losses.

During the first six months ended June 30, 2009, we recognized a net loss of $17.2 million compared to a net loss of $15.8 million for the same 2008 period. Loss before federal income taxes for the six months ended June 30, 2009 was $42.6 million compared to $39.2 million for the same 2008 period. The increase in our pre-tax net loss for the first six months of 2009 compared to the same period in 2008 was primarily attributable to realized investment losses, a decline in investment income in our investment segment and higher levels of non-catastrophe losses, which were partially offset by a reduction in the level of catastrophe losses in our insurance segments.

The following table summarizes certain key performance metrics for the three and six months ended June 30, 2009 and 2008 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2009	2008	2009	2008
Total revenue	$316.9	307.0	$610.9	608.0
Net loss	$(3.2)	(3.3)	$(17.2)	(15.8)
Stockholders’ equity	$780.3	845.1
Book value per share	$19.64	21.44
Debt to capital ratio	13.2	12.2
Loss and LAE ratio(1)	77.1%	84.0	77.8%	80.4
Expense ratio(1)	33.5%	31.9	33.4%	33.2
Combined ratio(1)	110.6%	115.9	111.2%	113.6
Catastrophe loss and LAE points	12.6	27.3	14.0	20.0
Premium written growth(2)	5.8%	12.4	5.7%	21.5
Premium earned growth	4.1%	11.0	3.3%	10.9
Investment yield	4.1%	4.2	3.8%	4.2

	Three months ended June 30		Six months ended June 30
SAP Basis:	2009	2008	2009	2008
Loss and LAE ratio(3)	77.2%	83.6	77.7%	80.0
Expense ratio(3)	32.8%	30.7	32.7%	31.6
Combined ratio(3)	110.0%	114.3	110.4%	111.6

			Twelve months ended June 30
			2009	2008
Net premiums written to surplus(4)			1.6	1.3

(1)	Defined below.
(2)

10.4 points of the percentage increase for the six months ended June 30, 2008, related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.

(3)

SAP Loss and LAE Ratio is losses and loss expenses as a percentage of net earned premium. SAP Expense Ratio is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. SAP Combined Ratio is the sum of the SAP Loss and LAE Ratio and the SAP Expense Ratio.

(4)

We use the statutory net premiums written to surplus ratio as there is no comparable GAAP measure. This ratio, also called the leverage ratio, which measures a company’s statutory surplus available to absorb losses.

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

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs see “Critical Accounting Policies – Deferred Acquisition Costs” included in Item 7 of our 2008 Form 10-K. The “GAAP Combined Ratio” is the sum of the “GAAP Loss and LAE Ratio” (loss and loss expenses as a percentage of earned premium) plus the “GAAP Expense Ratio” (acquisition and operating expenses as a percentage of earned premiums).

Charges related to the restructuring of our field and claims operations (discussed below) contribute to the difference between our GAAP Expense Ratio and our SAP Expense Ratio. These differences relate mainly to the timing of the recognitions of employee termination benefits. SAP requires us to estimate and immediately recognize the entire estimated costs related to severance, while GAAP requires similar estimated costs to be recognized ratably over the remaining service period of the employees impacted.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables provide a summary of our insurance segments’ SAP underwriting loss and SAP Combined Ratio for the three and six months ended June 30, 2009 and 2008:

($ millions)	Three months ended June 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$202.9		$115.1		$318.0

Net earned premiums	180.5		112.1		292.6
Losses and loss expenses	145.9	80.8	80.1	71.5	226.0	77.2
Underwriting expenses	60.7	29.9	43.7	38.0	104.4	32.8

SAP underwriting loss and SAP Combined Ratio	$(26.1)	110.7	$(11.7)	109.5	$(37.8)	110.0

($ millions)	Three months ended June 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$179.4		$121.3		$300.7

Net earned premiums	166.8		114.3		281.1
Losses and loss expenses	147.8	88.6	87.2	76.3	235.0	83.6
Underwriting expenses	48.4	27.0	44.1	36.3	92.5	30.7

SAP underwriting loss and SAP Combined Ratio	$(29.4)	115.6	$(17.0)	112.6	$(46.4)	114.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$376.9		$228.2		$605.1

Net earned premiums	354.3		224.3		578.6
Losses and loss expenses	295.6	83.4	153.7	68.5	449.3	77.7
Underwriting expenses	111.9	29.7	85.7	37.6	197.6	32.7

SAP underwriting loss and SAP Combined Ratio	$(53.2)	113.1	$(15.1)	106.1	$(68.3)	110.4

($ millions)	Six months ended June 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums(1)	$361.6		$264.3		$625.9

Net earned premiums	332.0		228.3		560.3
Losses and loss expenses	278.6	83.9	169.7	74.3	448.3	80.0
Underwriting expenses	100.2	27.7	97.5	36.9	197.7	31.6

SAP underwriting loss and SAP Combined Ratio	$(46.8)	111.6	$(38.9)	111.2	$(85.7)	111.6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table shows the one-time impact on net written premiums for the six months ended June 30, 2008, of the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 40.5% of our total consolidated net written premiums.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the three and six months ended June 30, 2009 and 2008. The one-time impact of the Pooling Change has been excluded from the six months ended June 30, 2008 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Table above):

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2009	2008	% Change	2009	2008	% Change
Personal insurance segment:
Standard Auto	$117.6	100.5	17.0	$224.4	194.0	15.7
Nonstandard Auto	9.2	10.2	(9.8)	20.4	22.5	(9.3)
Homeowners	67.8	60.9	11.3	116.3	105.6	10.1
Other personal	8.3	7.8	6.4	15.8	14.7	7.5

Total personal	$202.9	179.4	13.1	$376.9	336.8	11.9

	Net Earned Premiums
	2009	2008	% Change	2009	2008	% Change
Personal insurance segment:
Standard auto	$106.4	94.9	12.1	$207.9	188.4	10.4
Nonstandard auto	10.1	10.8	(6.5)	20.1	21.6	(6.9)
Homeowners	56.4	53.9	4.6	111.2	107.8	3.2
Other personal	7.6	7.2	5.6	15.1	14.2	6.3

Total personal	$180.5	166.8	8.2	$354.3	332.0	6.7

Standard personal auto net written premiums for the three and six months ended June 30, 2009, increased 17.0% and 15.7%, respectively, compared to the same 2008 periods. We believe our new products and advanced technology have strengthened our position with our independent agencies and allowed us to take advantage of prospective policyholders looking for greater value in their insurance products. We believe this has resulted in a significant increase in the number of our new business quotes on personal lines in the first six months of 2009 in comparison to the same 2008 period. While the number of new business quotes is higher, our issue to quote ratio has remained relatively consistent with prior years. In addition, rate increases contributed approximately 2.0% to our growth as well as the State Auto Group’s entry into and development of new states by expansion and acquisition. Three of our relatively new states, Texas, Colorado and Arizona, have contributed over 4% to the premium growth in our personal lines.

Nonstandard auto net written premium for the three and six months ended June 30, 2009, decreased 9.8% and 9.3%, respectively, compared to the same 2008 periods. In 2008, we began increasing rates and tightening underwriting controls, and in 2009, we began terminating certain agencies that failed to consistently perform to our expectations. During the first half of 2009, we implemented premium rate increases in six of our operating states, resulting in an average increase of 2.8% in those states. Rate actions coupled with agency terminations and the general economic impact on nonstandard business has resulted in a reduction in new business and renewals.

Homeowners net written premiums for the three and six months ended June 30, 2009, increased 11.3% and 10.1%, respectively, compared to the same 2008 periods. New business in Texas, Colorado and Arizona contributed to this premium growth as well as rate increases in several states. Five homeowners rate increases were implemented in our second quarter 2009 resulting in an average increase of 8% in effected states. During the second quarter 2009, rate activity accounted for approximately 4% of the overall premium increase. We continue to aggressively address our rate needs in this line of business, with substantially higher rate changes filed and planned to be effective for the remainder of 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our strategy to grow our personal lines business includes introducing our products, enhanced systems and easier technologies into new states. We introduced our standard auto product and technologies into Connecticut during the first half of 2009, and we anticipate making our homeowners product available in that state during the third quarter 2009.

Business Insurance Segment Revenue

We focus our business insurance sales on small-to-medium sized businesses within the commercial insurance market and offer a broad range of both property and liability coverages such as commercial auto, commercial multi-peril, fire and allied lines, other and products liability and workers’ compensation.

The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for the three and six months ended June 30, 2009 and 2008. The one-time impact of the Pooling Change has been excluded from the six months ended June 30, 2008, to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Table above):

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2009	2008	% Change	2009	2008	% Change
Business insurance segment:
Commercial auto	$27.2	29.3	(7.2)	$53.2	55.9	(4.8)
Commercial multi-peril	24.9	26.3	(5.3)	49.1	51.2	(4.1)
Fire & allied lines	24.9	24.9	0.0	49.4	47.3	4.4
Other & product liability	19.7	21.8	(9.6)	39.0	42.6	(8.5)
Workers’ compensation	11.5	11.4	0.9	24.1	22.7	6.2
Other commercial	6.9	7.6	(9.2)	13.4	15.8	(15.2)

Total business	$115.1	121.3	(5.1)	$228.2	235.5	(3.1)

	Net Earned Premiums
	2009	2008	% Change	2009	2008	% Change
Business insurance segment:
Commercial auto	$26.9	27.5	(2.2)	$54.1	55.3	(2.2)
Commercial multi-peril	24.0	24.6	(2.4)	48.0	49.4	(2.8)
Fire & allied lines	24.2	24.0	0.8	48.0	47.6	0.8
Other & product liability	19.1	19.9	(4.0)	38.5	40.4	(4.7)
Workers’ compensation	11.4	10.8	5.6	22.3	21.1	5.7
Other commercial	6.5	7.5	(13.3)	13.4	14.5	(7.6)

Total business	$112.1	114.3	(1.9)	$224.3	228.3	(1.8)

The business insurance segment net written premium decreased 5.1% and 3.1% for the three and six months ended June 30, 2009, respectively, when compared to the same 2008 periods. Business insurance continues to be impacted by rate competition and general economic conditions, as well as ease of doing business issues. It will be difficult to generate measurable growth given the impact of the economy on premium bases such as payrolls, sales and number of vehicles. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have expanded our marketability by introducing new products and enhancing existing products. For our property and liability business, we have implemented a pricing process that we believe will help us price risks at appropriate levels and improve account retention; we are pursuing the same for our commercial auto and workers’ compensation lines of business. In addition, we have broadened our property, liability, auto and workers’ compensation pricing ranges to improve our ability to recognize the spectrum of risks within our markets. We are also attempting to strengthen our premium per exposure by re-evaluating and adjusting the application of debits and credits on our renewal policies.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We continue to enhance our back office systems, such as enhancements to our insurance policy administration system, to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. In addition to the efficiency gains we have achieved for employees, we have leveraged this real-time and straight-through processing functionality with bizXpressSM., our web-based quote system that gives agents the ability to quote business owners and commercial auto risks on-line.

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

We are also expanding the eligibility of our businessowners product to facilitate businesses with marginally greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. We plan to introduce this product enhancement in a pilot state at the end of the third quarter 2009 and then expand it to most other states within the first six months of 2010.

Similar to our personal lines segment, we are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s affiliation with the Patrons Insurance Group. We introduced our commercial package, auto and workers’ compensation products in Connecticut in the first quarter of 2009. In the second quarter, we began to offer these products with risks located in the District of Columbia and Delaware.

Loss and LAE

Our GAAP Loss and LAE ratio was 77.1% and 77.8% for the three and six months ended June 30, 2009, respectively, as compared to 84.0% and 80.4% for the same 2008 periods. Catastrophe losses for the three and six months ended June 30, 2009 totaled $36.9 million (12.6 loss ratio points) and $80.7 million (14.0 loss ratio points), respectively, compared to $76.8 million (27.3 loss ratio points) and $111.8 million (20.0 loss ratio points), respectively, for the same 2008 periods. During the three months ended June 30, 2009, we experienced losses from 11 different storms that were classified as numbered catastrophes by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service, compared to 16 storms for the same 2008 period. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry-wide and affecting significant numbers of insureds and insurers. For the first six months of 2009, we experienced losses from a total of 17 classified catastrophes, as compared to 24 for the same period in 2008. The losses from these catastrophes have had a significant impact on both our personal and business insurance property lines.

As of January 1, 2009, members of the State Auto Group entered into a property catastrophe aggregate excess of loss reinsurance agreement (“Aggregate Treaty”). Events covered by this treaty must be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Individual occurrences are capped at $55.0 million and are subject to a $5.0 million franchise deductible. Subject to these limitations, qualifying losses from individual occurrences are then aggregated over the course of the reinsurance term January 1, 2009 through December 31, 2009. On an aggregate basis, the members of the State Auto Group retain the first $80.0 million of the covered losses, with a 25% co-participation with the reinsurer on the next $30.0 million of covered loss. The reinsurer is responsible for 75% of the excess over $80.0 million up to $110.0 million of covered loss on an aggregate basis. Six of the catastrophes experienced during the first half 2009 met the minimum $5.0 million requirement and in aggregate exceeded the State Auto Group’s $80 million retention level. Our share of recoveries under the Aggregate Treaty for the three and six months ended June 30, 2009 was $7.6 million, benefitting our loss ratio by 2.6 points and 1.3 points for those periods, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides our insurance segments’ comparative SAP Loss and LAE ratios (“loss ratios”) by major lines of business for the three and six months ended June 30, 2009 and 2008 with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

	($ millions)%
2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Three months ended June 30
Personal insurance segment:
Standard auto	$106.4	$2.6	$71.8	$74.4	2.5	67.4	69.9
Nonstandard auto	10.1	0.2	7.8	8.0	1.5	78.0	79.5
Homeowners	56.4	22.7	36.9	59.6	40.2	65.4	105.6
Other personal	7.6	1.2	2.7	3.9	15.8	35.1	50.9

Total personal	180.5	26.7	119.2	145.9	14.8	66.0	80.8

Business insurance segment:
Commercial auto	26.9	0.3	13.9	14.2	1.1	51.6	52.7
Commercial multi-peril	24.0	2.7	13.6	16.3	11.4	56.6	68.0
Fire & allied lines	24.2	6.8	17.1	23.9	28.2	70.6	98.8
Other & product liability	19.1	—	13.9	13.9	—	72.7	72.7
Workers’ compensation	11.4	—	8.8	8.8	—	77.7	77.7
Other commercial	6.5	0.4	2.6	3.0	5.0	41.7	46.7

Total business	112.1	10.2	69.9	80.1	9.1	62.4	71.5

Total SAP personal and business	$292.6	$36.9	$189.1	$226.0	12.6	64.7	77.3

	($ millions)%
2008 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Three months ended June 30
Personal insurance segment:
Standard auto	$94.9	$5.2	$59.9	$65.1	5.5	63.1	68.6
Nonstandard auto	10.8	0.2	8.1	8.3	2.0	74.0	76.0
Homeowners	53.9	39.6	28.6	68.2	73.4	53.0	126.4
Other personal	7.2	3.2	3.0	6.2	44.7	43.3	88.0

Total personal	166.8	48.2	99.6	147.8	28.9	59.7	88.6

Business insurance segment:
Commercial auto	27.5	0.6	16.5	17.1	2.0	60.2	62.2
Commercial multi-peril	24.6	9.7	14.8	24.5	39.6	60.1	99.7
Fire & allied lines	24.0	17.6	8.8	26.4	73.1	36.7	109.8
Other & product liability	19.9	—	9.9	9.9	—	49.9	49.9
Workers’ compensation	10.8	—	6.9	6.9	—	63.8	63.8
Other commercial	7.5	0.7	1.7	2.4	9.3	22.5	31.8

Total business	114.3	28.6	58.6	87.2	25.0	51.3	76.3

Total SAP personal and business	$281.1	$76.8	$158.2	$235.0	27.3	56.3	83.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Six months ended June 30
Personal insurance segment:
Standard auto	$207.9	$3.7	$138.0	$141.7	1.8	66.4	68.2
Nonstandard auto	20.1	0.4	15.6	16.0	1.5	78.0	79.5
Homeowners	111.2	54.4	75.6	130.0	48.9	68.0	116.9
Other personal	15.1	3.1	4.8	7.9	20.4	32.0	52.4

Total personal	354.3	61.6	234.0	295.6	17.4	66.0	83.4

Business insurance segment:
Commercial auto	54.1	0.5	27.9	28.4	0.9	51.5	52.4
Commercial multi-peril	48.0	5.1	25.3	30.4	10.7	52.7	63.4
Fire & allied lines	48.0	13.2	33.9	47.1	27.5	70.6	98.1
Other & product liability	38.5	—	26.0	26.0	—	67.6	67.6
Workers’ compensation	22.3	—	16.3	16.3	—	73.0	73.0
Other commercial	13.4	0.3	5.2	5.5	2.3	39.6	41.9

Total business	224.3	19.1	134.6	153.7	8.5	60.1	68.6

Total SAP personal and business	$578.6	$80.7	$368.6	$449.3	14.0	63.7	77.7

	($ millions)%
2008 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Six months ended June 30
Personal insurance segment:
Standard auto	$188.4	$6.5	$122.8	$129.3	3.4	65.3	68.7
Nonstandard auto	21.6	0.3	17.1	17.4	1.4	79.1	80.5
Homeowners	107.8	61.4	58.9	120.3	56.9	54.6	111.5
Other personal	14.2	5.3	6.4	11.7	37.9	44.1	82.0

Total personal	332.0	73.5	205.2	278.7	22.2	61.7	83.9

Business insurance segment:
Commercial auto	55.3	0.6	32.3	32.9	1.1	58.3	59.4
Commercial multi-peril	49.4	14.5	33.2	47.7	29.3	67.3	96.6
Fire & allied lines	47.6	22.2	24.0	46.2	46.5	50.6	97.1
Other & product liability	40.4	—	25.8	25.8	—	63.9	63.9
Workers’ compensation	21.1	—	12.2	12.2	—	57.7	57.7
Other commercial	14.5	1.0	3.9	4.9	6.9	27.4	34.3

Total business	228.3	38.3	131.4	169.7	16.8	57.6	74.4

Total SAP personal and business	$560.3	$111.8	$336.6	$448.4	20.0	60.0	80.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In the personal insurance segment, the overall non-cat loss and LAE ratios for the three and six months ended June 30, 2009 increased 6.3 and 4.3 points, respectively, from the same 2008 periods. The non-cat loss and LAE ratios increased in each major line of business.

Standard auto, while continuing to be profitable, experienced an increase in its non-cat loss and LAE ratios for the three and six months ended June 30, 2009, of 4.3 and 1.1 points, respectively, from the same 2008 periods. These increases were more the result of the soft market in personal lines, which has impeded our ability to take appropriate rate increases in the recent past, rather than specific cost increases. We believe the personal lines market is changing and we will continue to seek moderate price increases going forward.

Our homeowners non-cat loss and LAE ratios increased 12.4 and 13.4 points for the three and six months ended June 30, 2009. The primary factor of the second quarter 2009 increase was non-cat weather losses, where we saw increases in the frequency, as well as in the severity of loss. The loss and LAE ratio increase for the first half of 2009 was being driven not only by an increase in non-cat weather losses but also by large fire losses. In homeowners, we intend to file rate increases in the mid single digit up to low double digit range. Rate increases will vary depending upon the state. However, there is no assurance that the regulatory authorities will grant our requested rate increase or that the regulatory authorities will grant any rate increase. In addition to pricing actions and the Aggregate Treaty implemented earlier this year, we continue to implement mandatory wind and hail deductibles in approximately one-third of our operating states, strengthen our insurance to value program, and evaluate our underwriting and agency actions in counties where our vulnerability to wind and hail losses appear to be the greatest. In addition, we will take commission reductions on several lines with a disproportionate focus on homeowners.

In the business insurance segment, the non-cat loss and LAE ratio for the three and six months ended June 30, 2009, increased 11.1 points and 2.5 points, respectively, from the same 2008 periods. The non-cat commercial auto loss and LAE ratio for the three and six months ended June 30, 2009 decreased 8.6 points and 6.8 points, respectively, from the same 2008 periods. We experienced lower claim frequency in both our liability and physical damage coverages, and lower claim severity in our physical damage coverages. The non-cat commercial multi-peril loss and LAE ratio also improved 3.5 points and 14.6 points, respectively, for the three and six months ended June 30, 2009, compared to the same 2008 periods. The 2008 period was impacted by adverse development on large losses from prior accident years. Our non-cat fire and allied lines loss and LAE ratio for the three and six months ended June 30, 2009 increased 33.9 points and 20.0 points, respectively, primarily due to several large fire losses. The increase in other and product liability loss and LAE ratio for three months ended June 30, 2009, from the same 2008 period was driven by an increase in the severity of large losses, despite a decrease in claim frequency and number of large liability losses from prior accident years. For the six months ended June 30, 2009, both loss frequency and loss severity decreased for other and product liability. The workers’ compensation non-cat loss and LAE ratio for the three and six months ended June 30, 2009, increased 13.9 points and 15.3 points from the same 2008 periods. One large loss that occurred during the second quarter 2009 accounted for approximately 10.0 and 5.0 loss and LAE ratio points for the three and six months ended June 30, 2009, respectively. For the six months ended June 30, 2009, the increase is primarily due to an increase in the severity of losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable by major line of business at June 30, 2009, and December 31, 2008, respectively, are shown in the following table:

($ millions)	June 30, 2009	December 31, 2008	$ Change
Personal insurance segment:
Standard auto	$198.1	188.5	$9.6
Nonstandard auto	20.8	19.6	1.2
Homeowners	87.9	68.6	19.3
Other personal	16.0	14.6	1.4

Total personal	322.8	291.3	31.5

Business insurance segment:
Commercial auto	93.2	93.5	(0.3)
Commercial multi-peril	92.8	91.5	1.3
Fire & allied lines	42.8	38.6	4.2
Product & other liability	160.1	152.3	7.8
Workers’ compensation	100.4	97.1	3.3
Other business	6.0	5.7	0.3

Total business	495.3	478.7	16.6

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$818.1	770.0	48.1

Loss and loss expenses payable increased $48.1 million since December 31, 2008 primarily due to catastrophe losses in our homeowners line of business, and exposure resulting from our growth in the standard auto and homeowners lines. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Expenses

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”) were 33.5% and 33.4% for the three and six months ended June 30, 2009, respectively, compared to 31.9% and 33.2%, respectively, for the same 2008 periods. The second quarter 2009 GAAP Expense Ratio was 1.6 points higher than the second quarter 2008 GAAP Expense Ratio primarily due to timing and estimates for our agent variable compensation program.

As a result of Innovate SA, during the second quarter of 2009, we initiated a plan to reorganize our field and claims operations. We anticipate that reorganizing our field and claims operations will allow us to improve service, streamline workflows and better deploy new technology solutions. Under our reorganization plan, the existing field regions will be merged into five new regions, each with a regional headquarters, which we believe will allow us to be more responsive to our agents. Each region will support personal insurance sales and business insurance sales, underwriting, processing and administrative functions. Personal insurance underwriting, support, processing and administrative functions will be consolidated into two operation centers.

As part of the reorganization of our claims operations, we will expand our dedicated catastrophe team, to address both the urgency and special needs of catastrophe claim handling. Many large property losses, which have been generally sent out to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

independent adjusters, will be handled in-house by large property specialist adjusters strategically placed throughout our operating states. New contact center property claim teams will be organized with redefined responsibilities including adjusting contents claims for larger fire losses and supporting the dedicated catastrophe team. In addition, we expect to hire additional automobile and property appraisers to rely less on outside property and auto appraisers. We believe this will allow us to take advantage of current technology by having many of our property and auto appraisers work from their homes, providing better access to policyholders. Casualty claims will continue to be handled in-house in fewer, larger units. We believe that having more people in fewer locations will allow us to better train new casualty claim handlers, staff more flexibly, and provide closer supervision on longer tail, third party claims.

Total restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, are estimated to be approximately $8.8 million through the fourth quarter 2010, the expected completion date for the reorganization. For the three months ended June 30, 2009, we recognized $1.0 million of these restructuring charges. In addition, due to an estimated reduction in expected years of future service of those impacted employees, we recognized a reduction of $13.1 million in our benefit plan liabilities, benefitting our accumulated other comprehensive loss by $8.6 million, after tax. See Note 8 of our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Investment Operations Segment

At June 30, 2009, all investments in fixed maturity and equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity in “accumulated other comprehensive loss” and, as such, are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2008 Compared to 2007 – Investment Operations Segment” in Item 7 of the 2008 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at fair value at June 30, 2009, and December 31, 2008, respectively:

($ millions)	June 30, 2009		December 31, 2008
Fixed maturities	$1,779.3	91.8%	1,770.7	91.3
Equity securities	126.3	6.5	137.5	7.1
Other invested assets	33.7	1.7	31.7	1.6

Total available-for-sale investments	$1,939.3	100.0%	1,939.9	100.0

The amortized cost and fair value of fixed maturities at June 30, 2009, by contractual maturity, were as follows:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$—	—
Due after 1 year through 5 years	119.9	123.9
Due after 5 years through 10 years	477.9	492.6
Due after 10 years	893.8	890.5
Mortgage-backed securities	267.5	272.3

Total	$1,759.1	1,779.3

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a breakdown of our investment portfolio percentages at June 30, 2009 and December 31, 2008 relative to our targeted asset allocation.

($ millions)	June 30, 2009	% of Total	December 31, 2008	% of Total	Target %
Cash and cash equivalents	$104.5	5.0	$150.5	7.2	3.5
Fixed maturities, at amortized cost:
Fixed maturities	1,671.4	79.8	1,703.2	81.0	—
Notes receivable from affiliate	70.0	3.3	—	—	—

Total core fixed maturities	1,741.4	83.1	1,703.2	81.0	69.0
Treasury inflation protected securities	87.7	4.2	77.9	3.7	10.0

Total fixed maturities	1,829.1	87.3	1,781.1	84.7	79.0
Equities, at fair value:
Large-cap equities	118.2	5.6	130.2	6.2	10.5
Small-cap equities	8.1	0.4	7.3	0.3	3.0

Total equities	126.3	6.0	137.5	6.5	13.5
Other invested assets, at fair value:
International instruments	30.2	1.4	28.8	1.4	4.0
Other invested assets	3.5	0.2	2.9	0.1	—

Total other invested assets, at fair value	33.7	1.6	31.7	1.5	4.0
Other invested assets, at cost:
Other invested assets	1.2	0.1	1.4	0.1	—

Total portfolio	$2,094.8	100.0	$2,102.2	100.0	100.0

In May 2009, two of State Auto Financial’s subsidiaries, State Auto P&C and Milbank, entered into separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from State Auto P&C and Milbank ($50.0 million and $20.0 million, respectively) on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019. There is no prepayment penalty.

Investment Operations Revenue

Net investment income for the three and six months ended June 30, 2009, decreased $1.5 million and $5.6 million, respectively, from the same 2008 periods. In addition, our investment yield for the three and six months ended June 30, 2009, declined to 4.1% and 3.8% from 4.2% in the same 2008 periods. These declines were primarily due to the following factors.

•

Between June 30, 2009 and 2008 our Treasury Inflation Protection Securities (“TIPS”) exposure, at amortized cost, increased to $87.7 million from $46.8 million, respectively. During the first six months of 2009, the income earned on our TIPS securities, which is dependent on changes in the CPI Index, declined when compared to the same 2008 period.

•	For the three and six months ended June 30, 2009, we held fewer large cap dividend paying stocks compared to the same 2008 periods.
•	Dividend payouts were reduced on certain equity holdings.
•

On average, we held higher levels of cash balances for the six months ended June 30, 2009, which earned lower yields than the six months ended June 30, 2008. Average short term yields were 260 basis points lower in the first six months of 2009 than in the same 2008 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Gross investment income:
Fixed income securities	$19.5	20.5	$36.7	39.9
Equity securities	0.8	1.2	1.7	2.4
Other	1.1	1.2	1.8	3.5

Total gross investment income	21.4	22.9	40.2	45.8
Investment expenses	0.6	0.6	1.1	1.1

Net investment income	$20.8	22.3	$39.1	44.7

Average invested assets (at cost)	$2,043.9	2,136.8	$2,065.5	2,135.1
Annualized investment yield	4.1%	4.2	3.8%	4.2
Annualized investment yield after tax	3.5%	3.6	3.4%	3.6
Net investment income, after tax	18.0	19.4	34.7	38.9
Effective tax rate	13.6%	12.5	11.4%	13.0

Realized gains and losses on investment sales are summarized as follows:

	Three months ended June 30, 2009		Six months ended June 30, 2009
($ millions)	Realized Gains (Losses)	Proceeds Received on Sale	Realized Gains (Losses)	Proceeds Received On Sale
Realized gains:
Fixed maturities	$2.2	$109.4	$3.1	$187.1
Equity securities	1.2	5.6	1.3	6.1

Total realized gains	3.4	115.3	4.4	193.2

Realized losses:
Fixed maturities	—	—	—	0.2
Equity securities:
Sales	(0.3)	2.6	(6.2)	11.4
OTTI	(0.6)	—	(7.0)	—

Total realized losses	(0.9)	2.6	(13.2)	11.6

Net realized gains (losses) on investments	$2.5	$117.9	$(8.8)	$204.8

During the three and six months ended June 30 2009, we sold fixed maturities, which resulted in realized gains on certain municipal bonds, and replaced them with taxable bonds.

During the three and six months ended June 30, 2009, equity sales were executed for various reasons, including the achievement of our price target. In addition, during the second quarter 2009, we realized losses on the sale of two equity positions within the consumer sector due to recent changes in business conditions, which in our opinion, greatly diminished future business prospects. During the first quarter 2009, we realized losses of $5.9 million in response to negative earnings or negative outlook announcements which in our opinion diminished their future business prospects.

We regularly monitor our investment portfolio for declines in value that are OTTI, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our equity securities and other invested assets for OTTI: (1) the length of time and/or the significance of decline below cost; (2) our ability and intent to hold these securities through their recovery periods; and (3) the ability of the market value to recover to cost in the near term. We recognized OTTI charges on our externally managed small cap equity portfolio and a segment of our large cap portfolio when we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We also consider the following factors when assessing our fixed maturities investments for OTTI: (1) the financial condition of the issuer; (2) our intent to sell; and (3) if it is more likely than not that we will be required to sell the investments before recovery. When a fixed maturity has been determined to have a decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize any OTTI on our fixed maturity portfolio during the first six months of 2009 or 2008.

The following table provides a detailed breakdown by security type (and by sector for the large-cap portfolio) for the three and six months ended June 30, 2009, of our OTTI charges.

	Three months ended June 30, 2009		Six months ended June 30, 2009
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap equities:
Energy	—	$—	1	$(0.4)
Financial services	—	—	2	(0.8)
Industrial and materials	1	(0.5)	7	(4.9)

Total large-cap equities	1	(0.5)	10	(6.1)
Small-cap equities	64	(0.1)	245	(0.9)

Total OTTI	65	$(0.6)	255	$(7.0)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at June 30, 2009, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. We also determined that there were no individual material securities with an unrealized holding loss at June 30, 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses, adjusted for investments with OTTI at June 30, 2009:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair Value
Investment Category:
Fixed Maturities:
U.S. Treasury securities	$165.5	$4.0	37	$(1.1)	16	$168.4
States & political subdivisions	1,258.6	23.1	368	(11.1)	197	1,270.6
Corporate securities	67.5	0.9	28	(0.4)	18	68.0
U.S. government agencies residential mortgage-backed securities	267.5	5.9	70	(1.1)	27	272.3

Total fixed maturities	1,759.1	33.9	503	(13.7)	258	1,779.3
Equity Securities:
Large-cap equity securities:
Consumer	41.5	4.4	8	(1.6)	10	44.3
Technological	28.5	2.6	6	(2.0)	7	29.1
Manufacturing	16.8	1.4	7	(1.2)	4	17.0
Industrial and materials	13.9	1.1	3	(1.9)	4	13.1
Financial services	5.0	1.4	2	—	—	6.4
Energy	9.7	0.1	3	(1.5)	5	8.3

Total Large-cap equity securities	115.4	11.0	29	(8.2)	30	118.2
Small-cap equity securities	6.3	1.8	370	—	—	8.1

Total equity securities	121.7	12.8	399	(8.2)	30	126.3
Other invested assets	32.5	1.5	3	(0.3)	1	33.7

Total investments	$1,913.3	$48.2	905	$(22.2)	289	$1,939.3

The following table presents the detail of our cumulative unrealized holding gains (losses) by investment type, net of deferred taxes that were included as a component of accumulated other comprehensive loss at June 30, 2009 and December 31, 2008, respectively, and the change in unrealized holding gains, net of deferred tax for the six months ended June 30, 2009.

($ millions)	June 30, 2009	December 31, 2008	$ Change
Available-for-sale investments:
Cumulative unrealized holding gain (loss):
Fixed maturities	$20.2	$(10.4)	$30.6
Equities	4.6	(6.8)	11.4
Other invested assets	1.2	(0.7)	1.9

Cumulative unrealized holding gain (loss)	26.0	(17.9)	43.9
Deferred federal income tax (liability) asset	(9.1)	6.3	(15.4)
Valuation allowance	—	(2.6)	2.6

Cumulative unrealized holding gain (loss), net of tax	$16.9	$(14.2)	$31.1

We reassessed our need for a valuation allowance to recognize the net recoverability of the deferred tax assets being recorded on investment losses, and determined a valuation allowance was not needed as our cumulative unrealized holding loss at December 31, 2008 shifted to a cumulative unrealized holding gain at June 30, 2009. Consequently, we reversed the $3.1 million valuation allowance that we established at December 31, 2008 benefitting accumulated comprehensive income $2.6 million and deferred tax expense $0.5 million.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Fair Value Measurements

On January 1, 2008, we adopted Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements” (FAS 157), which was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. For financial statement elements currently required to be measured at fair value, FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The new definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

FAS 157 establishes a fair value hierarchy that categorizes the inputs to valuation techniques which are used to measure fair value into three broad levels as defined below.

•	Level 1 includes observable inputs which reflect quoted prices for identical assets or liabilities in active markets at the measurement date.
•	Level 2 includes observable inputs for assets or liabilities other than quoted prices included in Level 1, and it includes valuation techniques which use prices for similar assets and liabilities.
•

Level 3 includes unobservable inputs which reflect the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The table below shows our investments by Level at June 30, 2009:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$168.4	—	168.4	—
Obligations of states and political subdivisions	1,270.6	—	1,270.6	—
Corporate securities	68.0	—	65.6	2.4
U.S. government agencies residential mortgage-backed securities	272.3	—	272.3	—

Total fixed maturities	1,779.3	—	1,776.9	2.4
Equity securities:
Large-cap equity securities:
Consumer	44.3	44.3	—	—
Technological	29.1	29.1	—	—
Manufacturing	17.0	17.0	—	—
Industrial and materials	13.1	13.1	—	—
Financial services	6.4	6.4	—	—
Energy	8.3	8.3	—	—

Total large-cap equity securities	118.2	118.2	—	—
Small-cap equity securities	8.1	8.1	—	—

Total equity securities	126.3	126.3	—	—
Other invested assets	33.7	3.5	—	30.2

Total available-for-sale investments	$1,939.3	129.8	1,776.9	32.6

As of June 30, 2009, Level 3 assets as a percentage of total assets were 1.3%, which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Income Statement Items

Interest expense on our debt was $1.8 million and $3.8 million versus $1.8 million and $3.7 million for the three and six months ended June 30, 2009 and 2008, respectively.

Loss before federal income taxes for the three and six months ended June 30, 2009 was $11.7 million and $42.6 million, respectively, compared to $24.2 million and $39.2 million, respectively, for the same 2008 periods. The pre-tax loss for the second quarter and the first six months of 2009 was primarily the result of catastrophe storm losses. The uncertainty of our expected 2009 full year results precludes us from making a reliable estimate of the effective tax rate for the year. Accordingly, we recorded a tax benefit for the results of the six months ended June 30, 2009. The effective tax rate benefit for the three and six months ended June 30, 2009 was 72.4% and 59.6%, respectively, which reflects the impact of tax exempt investment income.

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

At June 30, 2009, and December 31, 2008, we had $104.5 million and $150.5 million, respectively, of cash and cash equivalents and $1,939.3 million and $1,939.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $5.1 million for the first six months of 2009 versus $117.6 million for the same 2008 period. Cash from operations in 2008 included $92.0 million received in conjunction with the Pooling Change. In the first six months of 2009, claims paid exceeded premiums collected when compared to the same 2008 period. Below are additional factors that contributed to the change in operating cash flows between the two periods:

•	Federal income tax refund of $12.9 million was received in 2009 compared to federal income tax payment of $18.0 million made in 2008; and
•	Cash contribution to the defined benefit plan of $10.0 million was made in 2009 compared to $4.0 million in 2008.

Net cash used in investing activities was $41.1 million for the first six months of 2009 compared to $68.1 million in the same 2008 period. The decline between the two periods was primarily due to the level of cash provided by operating activities for each of the two periods, as previously discussed.

Net cash used in financing activities was $10.0 million for the first six months of 2009 compared to $42.9 million during the same 2008 period. Cash used in financing activities decreased in 2009 because we did not repurchase any common stock under our stock repurchase program (discussed below), as compared to 2008 when we used cash of $33.2 million for repurchases of common stock.

On May 8, 2009, State Auto Financial’s board of directors declared a quarterly cash dividend for $0.15 per share compared to $0.15 per share from the same 2008 period. The dividend was payable June 30, 2009, to shareholders of record at the close of business on June 15, 2009. This is the 72nd consecutive quarterly cash dividend declared since State Auto Financial had its initial public offering in 1991.

In June 2009, SA National declared and paid cash dividends of $6.5 million to State Auto Financial. The dividends from SA National were paid from unassigned statutory surplus and were not considered to be extraordinary for regulatory purposes. In addition, in May 2009 Stateco declared and paid cash dividends of $2.0 million to State Auto Financial. These dividends will be used to provide additional working capital to State Auto Financial.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Borrowing Arrangements

Senior Notes

State Auto Financial has outstanding $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all State Auto Financial’s subsidiaries’ existing and future indebtedness. As of June 30, 2009, State Auto Financial was in compliance with all covenants related to the Senior Notes.

Trust Securities

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2009 and 2008 were 4.9% and 6.9%, respectively.

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

As amended, the Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of June 30, 2009, State Auto Financial was in compliance with all covenants related to the Credit Facility. As of June 30, 2009, State Auto Financial had not made any borrowings under the Credit Facility.

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

As of July 1, 2009, we reviewed and renewed our property per risk, property catastrophe, casualty, workers’ compensation and workers’ compensation catastrophe reinsurance programs. Coverage under the property per risk excess of loss program was revised to include in the first layer, $2.0 million excess of $3.0 million, an additional aggregate retention of $2.0 million per treaty year. Overall there were no material changes to the terms of the reinsurance programs renewed at July 1, 2009. The change in cost for these programs is not expected to be material to our quarter or year to date results of operations.

Through June 30, 2009, there have been no material changes in our reinsurance arrangements from those disclosed in the 2008 Form 10-K. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2008 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Stock Repurchase Program

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of State Auto Financial’s common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009 (“Stock Repurchase Program”). State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. There were no shares repurchased during the six months ended June 30, 2009. Since inception through June 30, 2009, a total of 2,028,116 common shares have been purchased under this program at an average purchase price of $27.26 for a total of $55.3 million.

Regulatory Considerations

At June 30, 2009, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP requires disclosure of the inputs and valuation techniques used on an interim basis. It also provides additional guidance on defining major categories of equity and debt securities for disclosure on an interim basis. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance effective April 1, 2009, and determined it did not have a material effect on our consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 3 of the accompanying financial statements.

On April 9, 2009, FASB issued FSP FAS 115-2 and Emerging Issues Task Force (“EITF”) 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP modifies the indicators used in considering an impairment of a debt security to be other-than-temporary, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this FSP requires that other-than-temporary impairments on debt securities due to credit be recognized in earnings while non-credit other-than-temporary impairments be recognized in other comprehensive income. This FSP also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses. In addition, all disclosures required by FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” on an annual basis are required on an interim basis. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 115-2 effective April 1, 2009, and it did not have a material effect on our consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 2 of the accompanying financial statements.

On April 9, 2009, FASB issued FSP FAS 107-1, “Disclosures about Fair Value of Financial Instruments.” This FSP requires an entity to disclose the fair value of all financial instruments whether recognized or not recognized on the balance sheet in interim and annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 effective April 1, 2009. The disclosures required by this FSP are provided in Notes 5 and 6 of the accompanying financial statements.

On May 28, 2009, FASB issued FAS No. 165, “Subsequent Events,” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. In addition, an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclose any events or transactions that occurred after the balance sheet date. We adopted FAS 165 effective June 30, 2009, and determined that it had no impact on the financial statements as we already followed a similar approach prior to the adoption of this standard. The disclosures required by this FASB are provided in Note 14 of the accompanying financial statements.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
04/01/09 thru 04/30/09	390	(2)	$18.35	—	1,971,884
05/01/09 thru 05/31/09	5,929	(2)	15.74	—	1,971,884
06/01/09 thru 06/30/09	—		—	—	1,971,884

Total	6,319		$15.90	—

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

________

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of State Auto Financial Corporation was held on May 8, 2009. The total shares represented at the meeting were 38,492,798 common shares. This constituted 97.1% of the Company’s 39,633,906 common shares outstanding as of March 13, 2009, the record date for the determination of shareholders entitled to notice of and to vote at the annual meeting. Items below without broker non-vote counts are considered routine matters, and broker non-votes do not apply to routine matters.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

At the annual meeting, the shareholders voted on the following proposals:

1. The election of Robert P. Restrepo, Jr., Richard K. Smith and Paul S. Williams as Class III directors, each to hold office until the 2012 annual meeting of shareholders and until a successor is elected and qualified, with each director nominee receiving the votes indicated:

	Number of Votes
	For	Withheld
Robert P. Restrepo, Jr.	36,718,613	1,774,187
Richard K. Smith	38,175,419	317,380
Paul S. Williams	38,165,957	326,843

On the basis of this vote, each of Robert P. Restrepo, Jr., Richard K. Smith and Paul S. Williams was elected as a Class III director to serve until the 2012 annual meeting and until a successor is elected and qualified.

2. A proposal to approve the Company’s 2009 Equity Incentive Plan.

For the Proposal	Opposed to Proposal	Abstain
32,987,971	2,231,988	1,039,790

On the basis of this vote, the proposal to approve the Company’s 2009 Equity Incentive Plan was adopted by the shareholders.

3. A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009

For the Proposal	Opposed to Proposal	Abstain
37,230,120	1,210,303	52,375

On the basis of this vote, the proposal to ratify the selection of Ernst  & Young LLP as the Company’s independent registered public accountants for 2009 as adopted by the shareholders.

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

State Auto Financial Corporation

Date: August 6, 2009	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)