Form 10-Q
period 2009-09-30
State Auto Financial CORP
filed 2009-11-04
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Yes  ☐    No  ☒

On October 30, 2009, the Registrant had 39,771,541 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2009

Part I. Financial Information

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2009 (unaudited)	December 31 2008 (see Note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,775.9 and $1,781.1, respectively)	$1,844.0	1,770.7
Equity securities, available-for-sale, at fair value (cost $153.7 and $144.3, respectively)	175.3	137.5
Other invested assets, available-for-sale, at fair value (cost $34.2 and $32.4, respectively)	41.2	31.7
Notes receivable from affiliate	70.0	—
Other invested assets	1.6	1.4

Total investments	2,132.1	1,941.3
Cash and cash equivalents	102.1	150.5
Accrued investment income and other assets	45.2	40.2
Deferred policy acquisition costs	130.7	122.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.2 and $0.6, respectively)	24.9	21.2
Prepaid reinsurance premiums	7.4	7.0
Due from affiliate	9.6	—
Current federal income taxes	43.2	37.6
Deferred federal income taxes	71.9	111.0
Property and equipment, at cost (net of accumulated depreciation of $6.6 and $6.2, respectively)	12.2	12.5

Total assets	$2,579.3	2,443.6

Liabilities and Stockholders’ Equity
Liabilities:
Losses and loss expenses payable (affiliates $355.6 and $343.0, respectively)	$839.9	791.2
Unearned premiums (affiliates $184.3 and $175.0, respectively)	558.0	515.1
Notes payable (affiliates $15.5 and $15.5, respectively)	117.3	117.6
Postretirement and pension benefits	164.5	187.7
Other liabilities	65.3	55.1
Due to affiliate	—	15.9

Total liabilities	1,745.0	1,682.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.5 and 46.3 shares issued, respectively, at stated value of $2.50 per share	116.3	115.9
Treasury stock, 6.8 shares, at cost	(115.7)	(115.5)
Additional paid-in capital	113.9	109.0
Accumulated other comprehensive loss	(7.4)	(97.6)
Retained earnings	727.2	749.2

Total stockholders’ equity	834.3	761.0

Total liabilities and stockholders’ equity	$2,579.3	2,443.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2009	2008
Revenues
Earned premiums (ceded to affiliates $188.8 and $175.4, respectively)	$298.3	280.7
Net investment income (affiliates $1.2 in 2009)	21.6	23.0
Net realized gain (loss) on investments	3.6	(4.3)
Other income (affiliates $0.5 and $0.8, respectively)	1.0	1.2

Total revenues	324.5	300.6

Expenses
Losses and loss expenses (ceded to affiliates $126.3 and $126.7, respectively)	203.8	231.2
Acquisition and operating expenses	102.0	94.9
Interest expense (affiliates $0.2 and $0.3, respectively)	1.8	1.8
Other expenses, net	3.2	2.9

Total expenses	310.8	330.8

Income (loss) before federal income tax expense (benefit)	13.7	(30.2)

Federal income tax expense (benefit)	0.7	(15.5)

Net income (loss)	$13.0	(14.7)

Earnings (loss) per common share:
Basic	$0.33	(0.37)

Diluted	$0.33	(0.37)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2009	2008
Revenues
Earned premiums (ceded to affiliates $552.9 and $522.2, respectively)	$876.9	841.0
Net investment income (affiliates $1.9 in 2009)	60.7	67.7
Net realized loss on investments	(5.2)	(3.7)
Other income (affiliates $1.7 and $2.4, respectively)	3.0	3.6

Total revenues	935.4	908.6

Expenses
Losses and loss expenses (ceded to affiliates $416.1 and $421.4, respectively)	654.1	681.9
Acquisition and operating expenses	295.4	280.9
Interest expense (affiliates $0.6 and $0.9, respectively)	5.6	5.5
Other expenses, net	9.2	9.7

Total expenses	964.3	978.0

Loss before federal income tax benefit	(28.9)	(69.4)

Federal income tax benefit	(24.7)	(38.9)

Net loss	$(4.2)	(30.5)

Loss per common share:
Basic	$(0.11)	(0.77)

Diluted	$(0.11)	(0.77)

Dividends paid per common share	$0.45	0.45

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(4.2)	(30.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	9.4	6.4
Share-based compensation	2.9	4.8
Net realized loss on investments	5.2	3.7
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(8.3)	(7.2)
Accrued investment income and other assets	(0.1)	(2.0)
Postretirement and pension benefit	(2.1)	4.0
Other liabilities and due to/from affiliates, net	(25.1)	(2.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(4.1)	(19.0)
Losses and loss expenses payable	48.7	136.2
Unearned premiums	42.9	30.5
Excess tax benefits on share based awards	—	0.4
Federal income taxes	(11.8)	(59.0)

Cash provided from Pooling Arrangement Amendment effective January 1, 2008	—	92.0

Net cash provided by operating activities	53.4	157.5

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(368.8)	(253.9)
Purchases of equity securities – available-for-sale	(44.5)	(27.2)
Purchases of other invested assets	(2.9)	(24.7)
Maturities, calls and pay downs of fixed maturities – available-for-sale	94.5	41.3
Sales of fixed maturities – available-for-sale	278.2	119.3
Sales of equity securities – available-for-sale	27.1	53.0
Sales of other invested assets	0.7	0.9
Notes to affiliate	(70.0)	—
Net additions of property and equipment	(0.1)	(0.4)

Net cash used in investing activities	(85.8)	(91.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	1.8	3.1
Payments to acquire treasury shares	—	(33.2)
Excess tax benefits on share based awards	—	0.4
Payment of dividends	(17.8)	(17.9)

Net cash used in financing activities	(16.0)	(47.6)

Net (decrease) increase in cash and cash equivalents	(48.4)	18.2

Cash and cash equivalents at beginning of period	150.5	70.9

Cash and cash equivalents at end of period	$102.1	89.1

Supplemental disclosures:
Federal income taxes (received) paid	$(12.9)	18.0

Interest paid (to affiliates $0.7 and $0.9, respectively)	$3.8	4.1

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2008 Form 10-K.

Adoption of Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“the Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of the FASB Accounting Standards Codification (“ASC”) Topic Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The Company adopted this new guidance effective June 30, 2009, and determined it had no effect on the Company’s consolidated financial statements. The disclosures required by this new guidance are provided in Note 14.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of the ASC Topic Investments – Debt and Equity Securities, the indicators used in considering an impairment of a debt security to be other-than-temporary have been modified, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this new guidance requires that other-than-temporary impairments on debt securities due to credit be recognized in earnings while non-credit other-than-temporary impairments be recognized in other comprehensive income. This new guidance also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses and all such disclosures are required to be included in both interim and annual periods. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this new guidance effective April 1, 2009, and determined it did not have a material effect on the Company’s consolidated financial statements. The disclosures required by this new guidance are provided in Note 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Additional Fair Value Measurement Guidance

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of the ASC Topic Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in the ASC Topic Investments – Debt and Equity Securities. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company adopted this new guidance effective April 1, 2009, and determined it did not have a material effect on the Company’s consolidated financial statements. The disclosures required by this new guidance are provided in Note 3.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of the ASC Topic Financial Instruments, requires disclosure of the fair value of financial instruments whether recognized or not recognized on the balance sheet in interim and annual financial statements. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company adopted this new guidance effective April 1, 2009. The disclosures required by this new guidance are provided in Notes 5 and 6.

Pending Adoption of Accounting Pronouncements

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into the Codification. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The new guidance is effective on a prospective basis at the start of the Company’s first fiscal year beginning after November 15, 2009. The Company is still assessing the impact the provisions of the new guidance will have on its consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of the ASC Topic Compensation – Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following table summarizes the cost or amortized cost and fair value of available-for-sale securities at September 30, 2009:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$261.3	$5.3	$(0.3)	$266.3
Obligations of states and political subdivisions	1,129.5	51.0	(0.5)	1,180.0
Corporate securities	94.3	3.2	—	97.5
U.S. government agencies residential mortgage-backed securities	290.8	9.8	(0.4)	300.2

Total fixed maturities	1,775.9	69.3	(1.2)	1,844.0
Equity securities:
Large-cap equity securities:
Consumer	40.5	7.2	(0.4)	47.3
Technological	36.7	6.4	(0.8)	42.3
Industrial and materials	35.9	5.5	(0.7)	40.7
Energy	17.2	1.3	(1.2)	17.3
Financial services	7.7	2.7	—	10.4
Utilities	2.2	—	—	2.2

Total large-cap equity securities	140.2	23.1	(3.1)	160.2
Small-cap equity securities	13.5	1.6	—	15.1

Total equity securities	153.7	24.7	(3.1)	175.3
Other invested assets	34.2	7.0	—	41.2

Total available-for-sale securities	$1,963.8	$101.0	$(4.3)	$2,060.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

At September 30, 2009, there were no individual investments reflected in the table below with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. There were no individual securities with a material unrealized holding loss at September 30, 2009. The following table reflects the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities, that have been in a continuous unrealized loss position at September 30, 2009:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
Description of securities	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$25.0	$ —	8	$26.3	$ (0.3)	3	$51.3	$ (0.3)	11
Obligations of states and political subdivisions	8.9	(0.1)	3	29.8	(0.4)	11	38.7	(0.5)	14
Corporate securities	3.2	—	2	1.0	—	1	4.2	—	3
U.S. government agencies residential mortgage-backed securities	1.2	—	1	22.0	(0.4)	11	23.2	(0.4)	12

Total fixed maturities	38.3	(0.1)	14	79.1	(1.1)	26	117.4	(1.2)	40
Equity securities:
Consumer	7.1	(0.4)	3	2.4	—	1	9.5	(0.4)	4
Technological	5.8	(0.4)	2	7.3	(0.4)	2	13.1	(0.8)	4
Industrial and materials	6.2	(0.5)	1	2.9	(0.2)	2	9.1	(0.7)	3
Energy	1.7	—	1	8.5	(1.2)	2	10.2	(1.2)	3
Financial services	1.1	—	1	—	—	—	1.1	—	1
Utilities	2.2	—	2	—	—	—	2.2	—	2

Total equity securities	24.1	(1.3)	10	21.1	(1.8)	7	45.2	(3.1)	17

Total temporarily impaired securities	$62.4	$ (1.4)	24	$100.2	$ (2.9)	33	$162.6	$ (4.3)	57

The amortized cost and fair value of fixed maturities at September 30, 2009, by contractual maturity, are as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$ —	—
Due after 1 year through 5 years	141.4	145.8
Due after 5 years through 10 years	527.6	549.9
Due after 10 years	816.1	848.1
U.S. government agencies residential mortgage-backed securities	290.8	300.2

Total	$1,775.9	1,844.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $54.1 million were on deposit with insurance regulators as required by law at September 30, 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Components of net investment income for the three and nine months ended September 30 are summarized as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Fixed maturities	$19.8	21.5	$56.4	61.3
Equity securities	0.8	1.1	2.5	3.6
Cash and cash equivalents, and other	1.4	1.0	3.3	4.5

Investment income	22.0	23.6	62.2	69.4
Investment expenses	0.4	0.6	1.5	1.7

Net investment income	$21.6	23.0	$60.7	67.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

Realized losses recognized for the three and nine months ended September 30 related to other-than-temporary impairments on the Company’s investment portfolio are summarized as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Equity securities	$(0.9)	(5.9)	$(7.9)	(9.6)

Total other-than-temporary impairments	$(0.9)	(5.9)	$(7.9)	(9.6)

The Company considers the following factors when assessing its equity securities and other invested assets for other-than-temporary impairment: (1) the length of time and/or the significance of decline below cost; (2) its ability and intent to hold these securities through their recovery periods; (3) the current financial condition of the issuer and its future business prospects; and (4) the ability of the market value to recover to cost in the near term. The Company reviewed its investments at September 30, 2009, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses. The Company considers the following factors when assessing its fixed maturities investments for other-than-temporary impairment: (1) the financial condition of the issuer; (2) intent to sell; and (3) if it is more likely than not that the Company will be required to sell the investments before recovery. The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three and nine months ended September 30, 2009 and 2008.

Proceeds on sales of available-for-sale securities for the three and nine months ended September 30, 2009, were $105.9 million and $310.7 million, respectively.

The unrealized holding gains and losses, net of applicable deferred taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive loss and, as such, are not included in the determination of net income (loss). Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized and unrealized holding gains and losses for the three and nine months ended September 30 are summarized as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Realized gains:
Fixed maturities	$2.0	0.8	$5.2	1.5
Equity securities	2.7	1.5	4.0	8.7

Total realized gains	4.7	2.3	9.2	10.2
Realized losses:
Fixed maturities	—	—	(0.1)	—
Equity securities	(1.1)	(6.6)	(14.3)	(13.9)

Total realized losses	(1.1)	(6.6)	(14.4)	(13.9)

Net realized gain (loss) on investments	$3.6	(4.3)	$(5.2)	(3.7)

Change in unrealized holding gains (losses):
Fixed maturities	$47.9	(53.9)	$78.5	(78.6)
Equity securities	17.0	(1.7)	28.4	(31.4)
Other invested assets	5.8	(5.3)	7.7	(8.1)
Deferred federal income tax (liability) asset thereon	(24.7)	21.3	(40.1)	41.3
Valuation allowance	—	—	2.6	—

Change in net unrealized holding gains (losses)	$46.0	(39.6)	$77.1	(76.8)

There was a deferred federal tax liability on the net unrealized holding gains at September 30, 2009, of $33.8 million. There was a deferred federal tax asset on the net unrealized holding losses at December 31, 2008, of $3.7 million, net of a valuation allowance of $2.6 million.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is a reasonable estimate. At September 30, 2009 the Company did not adjust any of the prices received from the pricing service.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99.9% of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. At September 30, 2009, the pricing service provided all valuations for the fixed maturity securities, except for one fixed maturity security discussed below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company holds one fixed maturity security for which the Company estimates the fair value of this security using the present value of the future cash flows. Due to the limited amount of observable market information, the Company includes this security in Level 3.

Equities

The fair value of each equity security is based on an observable market quote for an identical asset and is priced by the same pricing service discussed above. All equity securities are recorded using unadjusted market quotes and have been disclosed in Level 1.

Other Invested Assets

The fair value of other invested assets managed by third party investment managers consisting of two international funds (“the funds”) are based on the net asset value obtained from third party trustee statements. The net asset value reflects the fair value of the funds’ underlying investments, the majority of which have observable market quotes. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. However, there are other inputs which are considered to be unobservable, and therefore the funds are classified as Level 3.

The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its estimates for these publicly-traded mutual funds reasonably reflect their fair values and consequently these securities have been disclosed in Level 1.

The table below summarizes the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2009:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$266.3	—	266.3	—
Obligations of states and political subdivisions	1,180.0	—	1,180.0	—
Corporate securities	97.5	—	95.1	2.4
U.S. government agencies residential mortgage-backed securities	300.2	—	300.2	—

Total fixed maturities	1,844.0	—	1,841.6	2.4
Equity securities:
Large-cap equity securities:
Consumer	47.3	47.3	—	—
Technological	42.3	42.3	—	—
Industrial and materials	40.7	40.7	—	—
Energy	17.3	17.3	—	—
Financial services	10.4	10.4	—	—
Utilities	2.2	2.2	—	—

Total large-cap equity securities	160.2	160.2	—	—
Small-cap equity securities	15.1	15.1	—	—

Total equity securities	175.3	175.3	—	—
Other invested assets	41.2	3.9	—	37.3

Total available-for-sale investments	$2,060.5	179.2	1,841.6	39.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately for each major category of assets, is as follows:

Fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009:

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2009	$2.3	28.8
Total realized gains and losses	—	(4.6)
Included in other comprehensive loss—total gains or losses unrealized	0.2	0.2
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2009	2.5	24.4
Total realized gains and losses	—	5.4
Included in other comprehensive loss—total gains or losses unrealized	(0.1)	0.4
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2009	2.4	30.2
Total realized gains and losses	—	4.9
Included in other comprehensive loss—total gains or losses unrealized	—	0.3
Purchases, issuances, and settlements	—	1.9
Transfers in and/or out of Level 3	—	—

Balance at September 30, 2009	$2.4	37.3

Fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2008	$2.1	16.3
Total realized gains and losses	—	—
Included in other comprehensive loss—total gains or losses unrealized	—	(0.9)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2008	2.1	23.4
Total realized gains and losses	—	—
Included in other comprehensive loss—total gains or losses unrealized	—	(1.7)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2008	2.1	29.7
Total realized gains and losses	—
Included in other comprehensive loss—total gains or losses unrealized	0.1	(4.9)
Purchases, issuances, and settlements	—	8.0
Transfers in and/or out of Level 3	—	—

Balance at September 30, 2008	$2.2	32.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Below is a summary of the carrying value and fair value of financial instruments at September 30, 2009:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$1,844.0	$1,844.0	See above
Equity securities, available-for-sale, at fair value	175.3	175.3	See above
Other invested assets, available-for-sale, at fair value	41.2	41.2	See above
Notes receivable from affiliate	70.0	70.7	See Note 5
Liabilities:
Notes payable	117.3	116.7	See Note 6

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

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Premiums earned
Assumed from other insurers and reinsurers	$1.3	1.6	$3.9	4.3
Assumed under State Auto Pool and other affiliate arrangements	288.8	270.1	847.3	808.7
Ceded to other insurers and reinsurers	(6.4)	(6.7)	(19.9)	(16.3)
Ceded under State Auto Pool and other affiliate arrangements	(188.8)	(175.4)	(552.9)	(522.2)

Net assumed premiums earned	$94.9	89.6	$278.4	274.5

Losses and loss expenses incurred
Assumed from other insurers and reinsurers	$1.1	0.6	$2.0	1.9
Assumed under State Auto Pool and other affiliate arrangements	194.7	224.1	628.1	655.1
Ceded to other insurers and reinsurers	(4.5)	(18.5)	(13.5)	(20.1)
Ceded under State Auto Pool and other affiliate arrangements	(126.3)	(126.7)	(416.1)	(421.4)

Net assumed losses and loss expenses incurred	$65.0	79.5	$200.5	215.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Transactions with Affiliates

In May 2009, State Auto Financial’s subsidiaries State Auto P&C and Milbank entered into separate Credit Agreements with State Auto Mutual, in which they loaned State Auto Mutual $70.0 million ($50.0 million and $20.0 million, respectively) for ten years. Interest is due semi-annually at a fixed annual interest rate of 7.00%, with the principal due May 2019. There is no prepayment penalty, and there was no collateral given in exchange for the notes.

Under this agreement, State Auto Financial earned interest of $1.2 million and $1.9 million for the three and nine months ended September 30, 2009. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. Treasury securities with similar maturity dates and applies an appropriate credit spread. Notes receivable at September 30, 2009, consisted of the following:

($ millions, except interest rates)	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$70.7	7.00%

6. Notes Payable

The carrying amount of the Subordinated Debentures in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The $100.0 million, 6.25% Senior Notes have a fair value of $101.2 million at September 30, 2009. The fair value of the Senior Notes is based on the quoted market price at September 30, 2009. Notes payable at September 30 consisted of the following:

($ millions, except interest rates)	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.8	$101.2	6.25%
Affiliate subordinated debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.87%

Total notes payable	$117.3	$116.7

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

As amended, the Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2009, the Company was in compliance with all covenants related to the Credit Facility. As of September 30, 2009, the Company had not made any borrowings under the Credit Facility.

7. Income Taxes

The uncertainty of our expected 2009 full year results precludes us from making a reliable estimate of an expected full year tax rate. Accordingly, the Company recorded a tax benefit based on the results for the nine months ended September 30, 2009. The effective tax rate differs from the statutory rate of 35% principally because of tax exempt investment income. The effective tax rate for the three and nine months ended September 30, 2009 was 5.1% and 85.5%, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Restructuring Costs

In June 2009, the Company initiated a plan to restructure its field and claims operations. Restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, related to this reorganization have been recognized in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC. The Company recognized $3.2 million and $4.2 million, respectively, during the three and nine months ended September 30, 2009, and anticipates additional charges of approximately $5.2 million through the fourth quarter 2010, the expected completion date. These charges are included in losses and loss expenses and acquisition and operating expenses on the condensed consolidated statements of income.

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

Total cumulative estimated costs to be incurred and costs incurred through September 30, 2009, at fair value are as follows:

($ millions)	Total cumulative estimated costs to be incurred	Costs incurred during the three months ended September 30, 2009	Costs incurred during the nine months ended September 30, 2009	Cumulative costs incurred through September 30, 2009
Employee termination benefits	$6.5	2.5	3.2	3.2
Relocation costs	2.2	0.5	0.8	0.8
Lease termination	0.7	0.2	0.2	0.2

Total	$9.4	3.2	4.2	4.2

These costs are allocated to the Company’s insurance segments at fair value as follows:

($ millions)	Total cumulative estimated costs to be incurred	Costs incurred during the three months ended September 30, 2009	Costs incurred during the nine months ended September 30, 2009	Cumulative costs incurred through September 30, 2009
Personal insurance	$4.2	1.8	2.3	2.3
Business insurance	5.2	1.4	1.9	1.9

Total	$9.4	3.2	4.2	4.2

Activity for the nine months ended September 30, 2009, at fair value was as follows:

($ millions)	Balance of liability at December 31, 2008	Costs incurred during the nine months ended September 30, 2009	Amounts paid during the nine months ended September 30, 2009	Balance of liability at September 30, 2009
Employee termination benefits	$—	3.2	0.2	3.0
Relocation costs	—	0.8	0.8	—
Lease termination	—	0.2	—	0.2

Total	$—	4.2	1.0	3.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group of Companies’ pension and postretirement benefit plans:

	Pension		Postretirement		Pension		Postretirement
($ millions)	Three months ended September 30				Nine months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2.3	2.2	$1.1	1.3	$7.8	6.6	$3.8	3.9
Interest cost	3.5	3.4	1.3	1.9	10.8	10.2	4.9	5.7
Expected return on plan assets	(4.2)	(4.8)	—	—	(14.1)	(14.4)	(0.1)	—
Curtailment loss (gain)	0.3	—	(0.6)	—	0.3	—	(0.6)	—
Amortization of:
Prior service costs	0.1	0.1	(1.4)	0.1	0.3	0.3	(1.3)	0.3
Transition assets	(0.1)	(0.2)	—	—	(0.4)	(0.6)	—	—
Net loss	1.2	0.7	0.1	—	3.8	2.1	0.3	—

Net periodic cost	$3.1	1.4	$0.5	3.3	$8.5	4.2	$7.0	9.9

For the nine months ended September 30, 2009, the Company contributed $15.0 million in cash to its pension plan.

As a result of the Company’s restructuring (Note 8), the Company decreased accumulated other comprehensive loss by $2.9 million and $5.7 million, net of tax, for the Pension and Postretirement plans, respectively.

10. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Numerator:
Net income (loss) for basic earnings per share	$13.0	(14.7)	$(4.2)	(30.5)

Denominator:
Basic weighted average shares outstanding	39.7	39.5	39.7	39.7
Effect of dilutive share-based awards	0.2	—	—	—

Diluted weighted average shares outstanding	39.9	39.5	39.7	39.7

Basic earnings (loss) per share	$0.33	(0.37)	$(0.11)	(0.77)

Diluted earnings (loss) per share	$0.33	(0.37)	$(0.11)	(0.77)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Number of options	2.4	1.4	2.1	1.4

11. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Net income (loss)	$13.0	(14.7)	$(4.2)	(30.5)
Other comprehensive income (loss):
Change in unrealized holding gains (losses), net of tax	46.0	(39.6)	77.1	(76.8)
Amortization of gain on derivative used in cash flow hedge	—	—	(0.1)	—
Change in unrecognized benefit plan obligations, net of tax	(0.1)	0.5	13.2	1.4

Total other comprehensive income (loss)	45.9	(39.1)	90.2	(75.4)

Comprehensive income (loss)	$32.9	(53.8)	$86.0	(105.9)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Revenues from external sources
Insurance segments:
Personal insurance	$186.9	167.6	$541.2	499.6
Business insurance	111.4	113.1	335.7	341.4

Total insurance segments	298.3	280.7	876.9	841.0
Investment operations segment:
Net investment income	21.6	23.0	60.7	67.7
Net realized capital gains (losses)	3.6	(4.3)	(5.2)	(3.7)

Total investment operations segment	25.2	18.7	55.5	64.0
All other	1.0	1.2	3.0	3.6

Total revenues from external sources	324.5	300.6	935.4	908.6
Intersegment revenues	(2.4)	(2.4)	(7.2)	(7.3)

Total revenues	322.1	298.2	928.2	901.3
Reconciling items:
Eliminate intersegment revenues	2.4	2.4	7.2	7.3

Total consolidated revenues	$324.5	300.6	$935.4	908.6

Segment income (loss) before federal income tax
Insurance segments:
Personal insurance SAP underwriting loss	$(2.8)	(31.6)	$(55.9)	(78.4)
Business insurance SAP underwriting loss	(1.6)	(14.3)	(17.0)	(53.3)

Total insurance segments	(4.4)	(45.9)	(72.9)	(131.7)
Investment operations segment:
Net investment income	21.6	23.0	60.7	67.7
Net realized capital gains (losses)	3.6	(4.3)	(5.2)	(3.7)

Total investment operations segment	25.2	18.7	55.5	64.0
All other segments	(0.2)	(0.5)	(0.8)	(1.4)

Total segment income (loss) before tax expense (benefit)	20.6	(27.7)	(18.2)	(69.1)
Reconciling items:
GAAP expense adjustments	(4.5)	(0.3)	(3.7)	7.1
Interest expense on corporate debt	(1.8)	(1.8)	(5.6)	(5.5)
Corporate expenses	(0.6)	(0.4)	(1.4)	(1.9)

Total reconciling items	(6.9)	(2.5)	(10.7)	(0.3)

Total consolidated income (loss) before federal income tax expense (benefit)	$13.7	(30.2)	$(28.9)	(69.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services:

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Earned premiums:
Personal insurance:
Standard personal auto	$111.0	96.9	$318.9	285.3
Nonstandard personal auto	9.5	10.7	29.6	32.3
Homeowners	58.5	53.0	169.7	160.8
Other personal	7.9	7.0	23.0	21.2

Total personal insurance earned premiums	186.9	167.6	541.2	499.6
Business insurance:
Commercial auto	26.4	27.7	80.5	83.0
Commercial multi-peril	24.1	24.3	72.1	73.7
Fire & allied lines	24.8	23.0	72.8	70.6
Other & product liability	18.6	20.0	57.1	60.4
Workers’ compensation	10.9	11.1	33.2	32.2
Other business	6.6	7.0	20.0	21.5

Total business insurance earned premiums	111.4	113.1	335.7	341.4

Total earned premiums	298.3	280.7	876.9	841.0
Investment operations:
Net investment income	21.6	23.0	60.7	67.7
Net realized capital gain (loss)	3.6	(4.3)	(5.2)	(3.7)

Total investment operations	25.2	18.7	55.5	64.0

Total revenues from significant reportable segments	$323.3	299.4	$932.4	905.0

Investable assets attributable to the Company’s investment operations segment totaled $2,234.2 million at September 30, 2009, and $2,091.8 million at December 31, 2008.

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

In accordance with the Contingencies Topic of the FASB ASC, the Company accrues for a litigation-related liability other than insurance claims when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcomes of any pending matters are not likely to have a material adverse effect on its consolidated financial position or results of operations.

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

14. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through November 4, 2009, which represents the filing date of this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “third quarter” as used below refers to the three months ended September 30. The term “SAP” as used below refers to Statutory Accounting Principles and the term “GAAP” as used below refers to U.S. Generally Accepted Accounting Principles.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2009, and December 31, 2008, and for the consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2008 (the “2008 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2008 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

The Pooled Companies and State Auto National Insurance Company (“SA National”) are collectively referred to herein as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

During the third quarter 2009, the assets of our subsidiary Strategic Insurance Software, Inc., a developer and seller of insurance-related software, were sold to a third party. The assets and operations of this subsidiary were not, and the sale proceeds are not, material to our total operations.

RESULTS OF OPERATIONS

During our third quarter 2009, we recognized net income of $13.0 million compared to a net loss of $14.7 million for the same 2008 period. Income before federal income taxes for the three months ended September 30, 2009 was $13.7 million compared to a pre-tax net loss of $30.2 million for the same 2008 period. The improvement in our third quarter 2009 results was primarily attributable to a reduction in the severity of our catastrophe losses, as well as an increase in our earned premiums.

During the nine months ended September 30, 2009, we recognized a net loss of $4.2 million compared to a net loss of $30.5 million for the same 2008 period. Loss before federal income taxes for the nine months ended September 30, 2009 was $28.9 million compared to $69.4 million for the same 2008 period. The decrease in our pre-tax net loss for the first nine months of 2009 compared to the same period in 2008 was primarily attributable to an increase in our earned premiums, primarily in personal lines, as well as a reduction in the number and severity of our catastrophe losses.

The following table summarizes certain key performance metrics for the three and nine months ended September 30, 2009 and 2008 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2009	2008	2009	2008
Total revenue	$324.5	300.6	$935.4	908.6
Net income (loss)	$13.0	(14.7)	$(4.2)	(30.5)
Stockholders’ equity	$834.3	787.8
Book value per share	$21.00	19.94
Debt to capital ratio	12.3	13.0
Loss and LAE ratio(1)	68.3%	82.4	74.6%	81.1
Expense ratio(1)	34.2%	33.8	33.7%	33.4
Combined ratio(1)	102.5%	116.2	108.3%	114.5
Catastrophe loss and LAE points	3.6	19.5	10.4	19.8
Premium written growth(2)	5.5%	13.5	5.7%	18.8
Premium earned growth	6.3%	11.3	4.3%	11.1
Investment yield	4.2%	4.3	3.9%	4.2

	Three months ended September 30		Nine months ended September 30
SAP Basis :	2009	2008	2009	2008
Loss and LAE ratio(3)	67.4%	82.0	74.2%	80.7
Expense ratio(3)	32.3%	32.4	33.6%	31.8
Combined ratio(3)	99.7%	114.4	106.8%	112.5

			Twelve months ended September 30
			2009	2008
Net premiums written to surplus (4)			1.6	1.4

(1)	Defined below in Insurance Segments.
(2)

6.9 points of the percentage increase for the nine months ended September 30, 2008, related to the one-time $53.6 million transfer of unearned premium to us on January 1, 2008, in conjunction with the Pooling Change.

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

Charges related to the restructuring of our field and claims operations (discussed below) contribute to the difference between our GAAP Expense Ratio and our SAP Expense Ratio. These differences relate mainly to the timing of the recognition of employee termination benefits. SAP requires us to estimate and immediately recognize the entire estimated costs related to severance, while GAAP requires similar estimated costs to be recognized ratably over the remaining service period of the employees impacted.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables provide a summary of our insurance segments’ SAP underwriting loss and SAP Combined Ratio for the three and nine months ended September 30, 2009 and 2008:

($ millions)	Three months ended September 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$207.3		$107.0		$314.3

Net earned premiums	186.9		111.4		298.3
Losses and loss expenses	128.1	68.5	73.1	65.6	201.2	67.4
Underwriting expenses	61.5	29.7	40.0	37.4	101.5	32.3

SAP underwriting loss and SAP Combined Ratio	$(2.8)	98.2	$(1.6)	103.0	$(4.4)	99.7

($ millions)	Three months ended September 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$183.2		$114.6		$297.8

Net earned premiums	167.6		113.1		280.7
Losses and loss expenses	144.8	86.4	85.4	75.5	230.2	82.0
Underwriting expenses	54.4	29.7	42.1	36.7	96.5	32.4

SAP underwriting loss and SAP Combined Ratio	$(31.6)	116.1	$(14.4)	112.2	$(46.0)	114.4

($ millions)	Nine months ended September 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$584.2		$335.2		$919.4

Net earned premiums	541.2		335.7		876.9
Losses and loss expenses	423.7	78.3	226.8	67.6	650.5	74.2
Underwriting expenses	173.4	29.7	125.9	37.5	299.3	32.6

SAP underwriting loss and SAP Combined Ratio	$(55.9)	108.0	$(17.0)	105.1	$(72.9)	106.8

($ millions)	Nine months ended September 30, 2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums(1)	$544.8		$378.9		$923.7

Net earned premiums	499.6		341.4		841.0
Losses and loss expenses	423.4	84.7	255.2	74.8	678.6	80.7
Underwriting expenses	154.6	28.4	139.5	36.8	294.1	31.8

SAP underwriting loss and SAP Combined Ratio	$(78.4)	113.1	$(53.3)	111.6	$(131.7)	112.5

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

The following table shows the one-time impact on net written premiums for the nine months ended September 30, 2008, of the unearned premiums transferred to us on January 1, 2008, in conjunction with the Pooling Change.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 40.8% of our total consolidated net written premiums.

The following table provides a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2009 and 2008. The one-time impact of the Pooling Change has been excluded from the nine months ended September 30, 2008 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Table above):

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2009	2008	% Change	2009	2008	% Change
Personal insurance segment:
Standard Auto	$120.9	103.8	16.5	$345.3	297.8	16.0
Nonstandard Auto	9.2	10.8	(14.8)	29.6	33.3	(11.1)
Homeowners	69.3	61.3	13.1	185.6	166.9	11.2
Other personal	7.9	7.3	8.2	23.7	22.0	7.7

Total personal	$207.3	183.2	13.2	$584.2	520.0	12.3

	Three months ended September 30			Nine months ended September 30
	Net Earned Premiums
	2009	2008	% Change	2009	2008	% Change
Personal insurance segment:
Standard auto	$111.0	96.9	14.6	$318.9	285.3	11.8
Nonstandard auto	9.5	10.7	(11.2)	29.6	32.3	(8.4)
Homeowners	58.5	53.0	10.4	169.7	160.8	5.5
Other personal	7.9	7.0	12.9	23.0	21.2	8.5

Total personal	$186.9	167.6	11.5	$541.2	499.6	8.3

Standard personal auto net written premiums for the three and nine months ended September 30, 2009, increased 16.5% and 16.0%, respectively, compared to the same 2008 periods. The State Auto Group’s expansion of its operations within four of our newer states, Texas, Colorado, Arizona and Connecticut, has contributed to approximately one-third of our premium growth in standard personal auto. We believe our new products and advanced technology have strengthened our position with our independent agencies and make us attractive to prospective policyholders looking for greater value in their insurance products. Our auto product, CustomFit, coupled with easier quote capabilities, has resulted in a significant increase in new business quotes in the first nine months of 2009 compared to the same 2008 period. While the number of new business quotes is higher, our issue to quote ratio has remained relatively consistent with prior years. Recent rate increases have also contributed approximately 3% to premium growth for the nine months ended September 30, 2009, compared to the same 2008 period.

Nonstandard auto net written premium for the three and nine months ended September 30, 2009, decreased 14.8% and 11.1%, respectively, compared to the same 2008 periods. In 2008, we began increasing rates and tightening underwriting controls, and in 2009, we began terminating certain agencies that failed to consistently perform to our expectations. During the third quarter 2009, we implemented premium rate increases in three of our operating states, which will result in an average premium rate increase of 5.1% in those states. Rate actions coupled with agency terminations and the impact of general economic conditions have resulted in a reduction of nonstandard new business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners net written premiums for the three and nine months ended September 30, 2009, increased 13.1% and 11.2%, respectively, compared to the same 2008 periods. Rate increases in several states have contributed to this premium growth, as well as the expansion of new business in Texas, Colorado, Arizona and Connecticut. We implemented rate changes in ten of our operating states during the third quarter 2009, which will result in an average premium rate increase of 7.3% in affected states. We continue to aggressively address our rate needs in this line of business, and we are seeking higher rates for the remainder of 2009 and into 2010.

Our strategy to grow our personal lines business includes introducing our products, enhanced systems and easier technologies into new states. We introduced our standard auto product and technologies into Connecticut during the first half of 2009, and followed with the introduction of our homeowners product in that state during the third quarter 2009.

Business Insurance Segment Revenue

We focus our business insurance sales on small-to-medium sized businesses within the commercial insurance market and offer a broad range of both property and liability coverages. The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for the three and nine months ended September 30, 2009 and 2008. The one-time impact of the Pooling Change has been excluded from the nine months ended September 30, 2008, to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Table above):

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2009	2008	% Change	2009	2008	% Change
Business insurance segment:
Commercial auto	$24.1	27.0	(10.7)	$77.3	82.9	(6.8)
Commercial multi-peril	23.4	25.0	(6.4)	72.5	76.2	(4.9)
Fire & allied lines	25.0	24.5	2.0	74.4	71.8	3.6
Other & product liability	17.4	19.4	(10.3)	56.4	62.0	(9.0)
Workers’ compensation	10.6	12.1	(12.4)	34.7	34.8	(0.3)
Other commercial	6.5	6.6	(1.5)	19.9	22.4	(11.2)

Total business	$107.0	114.6	(6.6)	$335.2	350.1	(4.3)

	Three months ended September 30			Nine months ended September 30
	Net Earned Premiums
	2009	2008	% Change	2009	2008	% Change
Business insurance segment:
Commercial auto	$26.4	27.7	(4.7)	$80.5	83.0	(3.0)
Commercial multi-peril	24.1	24.3	(0.8)	72.1	73.7	(2.2)
Fire & allied lines	24.8	23.0	7.8	72.8	70.6	3.1
Other & product liability	18.6	20.0	(7.0)	57.1	60.4	(5.5)
Workers’ compensation	10.9	11.1	(1.8)	33.2	32.2	3.1
Other commercial	6.6	7.0	(5.7)	20.0	21.5	(7.0)

Total business	$111.4	113.1	(1.5)	$335.7	341.4	(1.7)

The business insurance segment net written premium decreased 6.6% and 4.3% for the three and nine months ended September 30, 2009, respectively, when compared to the same 2008 periods. Business insurance continues to be impacted by rate competition and general economic conditions, as well as ease of doing business issues. We believe it will be difficult to generate measurable growth given the impact of the economy on premium bases such as payrolls, sales and number of vehicles. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

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

We continue to enhance our insurance policy administration system, to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. We have leveraged this functionality with bizXpressSM., our web-based quote system to give agents the ability to quote businessowners and commercial auto risks on-line.

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

We are also expanding the eligibility of our businessowners product to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. In the third quarter 2009, we began to renew in-force Utah businessowners policies into this enhanced product and will expand it to new accounts in the fourth quarter. We plan to introduce this product enhancement to most other states within the first six months of 2010.

Similar to our personal lines segment, we are expanding our product offerings in our newer states of operations. We are leveraging our relationship with the agency distribution channel as a result of State Auto Mutual’s affiliation with the Patrons Insurance Group. We introduced our commercial package, auto and workers’ compensation products in Connecticut in the first quarter of 2009. In the second quarter 2009, we began to offer these products with risks located in the District of Columbia and Delaware. Four of our relatively newer states, Texas, Colorado, Arizona, and Connecticut, have contributed approximately 2% to our premium growth in 2009.

Loss and LAE

Our GAAP Loss and LAE ratio was 68.3% and 74.6% for the three and nine months ended September 30, 2009, respectively, as compared to 82.4% and 81.1% for the same 2008 periods. Catastrophe losses for the three and nine months ended September 30, 2009 totaled $10.8 million (3.6 loss ratio points) and $91.5 million (10.4 loss ratio points), respectively, compared to $54.7 million (19.5 loss ratio points) and $166.5 million (19.8 loss ratio points), respectively, for the same 2008 periods. During the three and nine months ended September 30, 2009, we experienced losses from 9 and 26 different storms, respectively, that were classified as numbered catastrophes by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service, compared to 10 and 34 storms, respectively, for the same 2008 periods. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry-wide and affecting significant numbers of insureds and insurers. The losses from these catastrophes have had a significant impact on both our personal and business insurance property lines.

As of January 1, 2009, members of the State Auto Group entered into a property catastrophe aggregate excess of loss reinsurance agreement (“Aggregate Treaty”). Events covered by the Aggregate Treaty must be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Individual occurrences are capped at $55.0 million and are subject to a $5.0 million franchise deductible. Subject to these limitations, qualifying losses from individual occurrences are then aggregated over the course of the reinsurance term January 1, 2009 through December 31, 2009. On an aggregate basis, the members of the State Auto Group retain the first $80.0 million of the covered losses, with a 25% co-participation with the reinsurer on the next $30.0 million of covered loss. The reinsurer is responsible for 75% of the excess over $80.0 million up to $110.0 million of covered loss on an aggregate basis. Seven catastrophes experienced during 2009 met the minimum $5.0 million requirement and in aggregate exceeded the State Auto Group’s $80 million retention level. Our share of recoveries under the Aggregate Treaty for the three and nine months ended September 30, 2009 was $4.9 million and $12.5 million, respectively, benefitting our loss ratio by 1.6 points and 1.4 points for those periods, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables provide our insurance segments’ comparative SAP Loss and LAE ratios (“loss ratios”) by major lines of business for the three and nine months ended September 30, 2009 and 2008, with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

	($ millions)%
2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Three months ended September 30
Personal insurance segment:
Standard auto	$111.0	$0.9	$75.7	$76.6	0.8	68.2	69.0
Nonstandard auto	9.5	(0.1)	6.5	6.4	(0.6)	67.8	67.2
Homeowners	58.5	9.5	32.2	41.7	16.3	55.0	71.3
Other personal	7.9	0.1	3.3	3.4	0.7	41.9	42.6

Total personal	186.9	10.4	117.7	128.1	5.6	62.9	68.5

Business insurance segment:
Commercial auto	26.4	0.1	15.1	15.2	0.3	57.2	57.5
Commercial multi-peril	24.1	0.7	16.7	17.4	3.1	68.9	72.0
Fire & allied lines	24.8	(0.3)	13.8	13.5	(1.2)	55.8	54.6
Other & product liability	18.6	—	15.3	15.3	—	82.5	82.5
Workers’ compensation	10.9	—	9.2	9.2	—	84.6	84.6
Other commercial	6.6	(0.1)	2.6	2.5	(2.1)	39.1	37.0

Total business	111.4	0.4	72.7	73.1	0.3	65.3	65.6

Total SAP personal and business	$298.3	$10.8	$190.4	$201.2	3.6	63.8	67.4

	($ millions)%
2008 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Three months ended September 30
Personal insurance segment:
Standard auto	$96.9	$2.0	$62.6	$64.6	2.1	64.5	66.6
Nonstandard auto	10.7	—	6.1	6.1	0.2	57.0	57.2
Homeowners	53.0	37.0	29.7	66.7	69.9	56.1	126.0
Other personal	7.0	2.1	5.3	7.4	30.1	75.0	105.1

Total personal	167.6	41.1	103.7	144.8	24.6	61.8	86.4

Business insurance segment:
Commercial auto	27.7	0.2	18.8	19.0	0.8	67.9	68.7
Commercial multi-peril	24.3	3.3	14.0	17.3	13.8	57.5	71.3
Fire & allied lines	23.0	10.0	12.6	22.6	43.4	55.0	98.4
Other & product liability	20.0	—	14.7	14.7	—	73.3	73.3
Workers’ compensation	11.1	—	9.1	9.1	—	82.2	82.2
Other commercial	7.0	0.1	2.6	2.7	0.5	37.4	37.9

Total business	113.1	13.6	71.8	85.4	12.0	63.5	75.5

Total SAP personal and business	$280.7	$54.7	$175.5	$230.2	19.5	62.5	82.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Nine months ended September 30
Personal insurance segment:
Standard auto	$318.9	$4.6	$213.7	$218.3	1.5	67.0	68.5
Nonstandard auto	29.6	0.3	22.1	22.4	0.8	74.7	75.5
Homeowners	169.7	63.9	107.8	171.7	37.7	63.5	101.2
Other personal	23.0	3.2	8.1	11.3	13.7	35.3	49.0

Total personal	541.2	72.0	351.7	423.7	13.3	65.0	78.3

Business insurance segment:
Commercial auto	80.5	0.6	43.0	43.6	0.7	53.4	54.1
Commercial multi-peril	72.1	5.8	42.0	47.8	8.1	58.2	66.3
Fire & allied lines	72.8	12.9	47.7	60.6	17.7	65.6	83.3
Other & product liability	57.1	—	41.3	41.3	—	72.5	72.5
Workers’ compensation	33.2	—	25.5	25.5	—	76.8	76.8
Other commercial	20.0	0.2	7.8	8.0	0.8	39.5	40.3

Total business	335.7	19.5	207.3	226.8	5.8	61.8	67.6

Total SAP personal and business	$876.9	$91.5	$559.0	$650.5	10.4	63.8	74.2

	($ millions)%
2008 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Loss and LAE Ratio	Non-Cat Loss and LAE Ratio	Total Loss and LAE Ratio
Nine months ended September 30
Personal insurance segment:
Standard auto	$285.3	$8.5	$185.4	$193.9	3.0	65.0	68.0
Nonstandard auto	32.3	0.3	23.2	23.5	1.0	71.8	72.8
Homeowners	160.8	98.4	88.6	187.0	61.2	55.1	116.3
Other personal	21.2	7.5	11.5	19.0	35.4	54.3	89.7

Total personal	499.6	114.7	308.7	423.4	23.0	61.7	84.7

Business insurance segment:
Commercial auto	83.0	0.8	51.1	51.9	1.0	61.5	62.5
Commercial multi-peril	73.7	17.8	47.3	65.1	24.2	64.1	88.3
Fire & allied lines	70.6	32.1	36.8	68.9	45.5	52.0	97.5
Other & product liability	60.4	—	40.5	40.5	—	67.0	67.0
Workers’ compensation	32.2	—	21.2	21.2	—	66.1	66.1
Other commercial	21.5	1.1	6.5	7.6	4.8	30.7	35.5

Total business	341.4	51.8	203.4	255.2	15.2	59.5	74.7

Total SAP personal and business	$841.0	$166.5	$512.1	$678.6	19.8	60.9	80.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In the personal insurance segment, the overall non-cat loss and LAE ratios for the three and nine months ended September 30, 2009 increased 1.1 and 3.3 points, respectively, from the same 2008 periods.

Standard auto experienced increases in its non-cat loss and LAE ratios for the three and nine months ended September 30, 2009, of 3.7 and 2.0 points, respectively, from the same 2008 periods. These increases were the result of an increase in the overall severity of losses. Previously, the intense price competition in the personal lines market had impeded our ability to take appropriate rate increases. However, we believe price competition in the personal lines market is becoming less intense, as we are experiencing premium growth due to recent rate increases, and we intend to continue to seek price increases in the mid single-digit range in 2010.

Our homeowners non-cat loss and LAE ratio decreased 1.1 points for the three months ended September 30, 2009, while increasing 8.4 points for the nine months ended September 30, 2009, when compared to the same 2008 periods. The increase for the nine months was driven by an increase in non-cat weather losses. In homeowners, we continue to seek rate increases in various states as appropriate for that state. However, there is no assurance that the regulatory authorities will grant our requested rate increases or that the regulatory authorities will grant any rate increase. In addition to pricing actions and the Aggregate Treaty implemented earlier this year, we have implemented mandatory wind and hail deductibles in approximately one-third of our operating states and are in the process of strengthening our insurance-to-value program. In addition, we intend to implement commission reductions beginning in 2010 and will introduce our new by-peril homeowner rating product in the fourth quarter of 2009.

In the business insurance segment, the non-cat loss and LAE ratios for the three and nine months ended September 30, 2009, increased 1.8 points and 2.3 points, respectively, from the same 2008 periods. The non-cat commercial auto loss and LAE ratios for the three and nine months ended September 30, 2009 decreased 10.7 points and 8.1 points, respectively, from the same 2008 periods due primarily to a decrease in the number and size of large liability losses. The non-cat commercial multi-peril loss and LAE ratio increased 11.4 points for the three months ended September 30, 2009, compared to the same 2008 period, due primarily to adverse development on losses from prior accident years. The non-cat commercial multi-peril loss and LAE ratio for the nine months ended September 30, 2009 decreased 5.9 points, compared to the same 2008 period, due primarily to a decrease in the number and size of large losses. Our non-cat fire and allied lines loss and LAE ratio for the three months ended September 30, 2009 increased 0.8 points, while increasing 13.6 points for the nine months ended September 30, 2009, when compared to the same 2008 periods. The increase for the nine months was primarily due to several large fire losses in the first half of the year. The increases in the other and product liability loss and LAE ratios for the three and nine months ended September 30, 2009 of 9.2 and 5.5 points, respectively, from the same 2008 periods were driven by increases in large losses and in the overall severity of losses. The workers’ compensation non-cat loss and LAE ratios for the three and nine months ended September 30, 2009, increased 2.4 points and 10.7 points, respectively, from the same 2008 periods. The frequency of losses in workers’ compensation has decreased, while large loss activity and the severity of losses overall have increased for both the three and nine months ended September 30, 2009, as compared to the same 2008 periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable by major line of business at September 30, 2009, and December 31, 2008, respectively, are shown in the following table:

($ millions)	September 30, 2009	December 31, 2008	$ Change
Personal insurance segment:
Standard auto	$208.0	188.5	$19.5
Nonstandard auto	19.9	19.6	0.3
Homeowners	75.2	68.6	6.6
Other personal	14.8	14.6	0.2

Total personal	317.9	291.3	26.6

Business insurance segment:
Commercial auto	92.8	93.5	(0.7)
Commercial multi-peril	93.4	91.5	1.9
Fire & allied lines	36.6	38.6	(2.0)
Product & other liability	166.6	152.3	14.3
Workers’ compensation	102.2	97.1	5.1
Other business	5.5	5.7	(0.2)

Total business	497.1	478.7	18.4

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$815.0	770.0	45.0

Loss and loss expenses payable increased $45.0 million since December 31, 2008 primarily due to growth in exposures in our standard auto and homeowners business and an increase in the number of outstanding losses in our product and other liability line. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Expenses

Acquisition and operating expenses, as a percentage of earned premiums (“GAAP expense ratio”), were 34.2% and 33.7% for the three and nine months ended September 30, 2009, respectively, compared to 33.8% and 33.4%, respectively, for the same 2008 periods. The ratios increased primarily due to costs associated with the reorganization of our field and claims operations described below, which contributed 0.6 and 0.3 points, respectively, to the expense ratios for the three and nine months ended September 30, 2009.

As a result of Innovate SA, in the second quarter of 2009, we initiated a plan to reorganize our field and claims operations. We anticipate that reorganizing our field and claims operations will allow us to improve service, streamline workflows and better deploy new technology solutions. Under our reorganization plan, the existing field regions will be merged into five new regions, each with a regional headquarters, which we believe will allow us to be more responsive to our agents. Each region will support personal insurance sales and business insurance sales, underwriting, processing and administrative functions. Personal insurance underwriting, support, processing and administrative functions will be consolidated into two operation centers.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

As part of the reorganization of our claims operations, we will expand our dedicated catastrophe team to address both the urgency and special needs of catastrophe claim handling. Many large property losses, which have been generally sent out to independent adjusters, will be handled in-house by large property specialist adjusters strategically placed throughout our operating states. New contact center property claim teams will be organized with redefined responsibilities including adjusting contents claims for larger fire losses and supporting the dedicated catastrophe team. In addition, we expect to hire additional automobile and property appraisers to rely less on outside property and auto appraisers. We believe this will allow us to take advantage of current technology by having many of our property and auto appraisers work from their homes, providing better access to policyholders. Casualty claims will continue to be handled in-house in fewer, larger units. We believe that having more people in fewer locations will allow us to better train new casualty claim handlers, staff more flexibly, and provide closer supervision on longer tail, third party claims.

Total restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, are estimated to be approximately $9.4 million through the fourth quarter 2010, the expected completion date for the reorganization. For the three and nine months ended September 30, 2009, we recognized restructuring charges of $3.2 million and $4.2 million, respectively. In addition, due to an estimated reduction in expected years of future service of those impacted employees, in 2009 we recognized a reduction of $13.1 million in our benefit plan liabilities, benefitting our accumulated other comprehensive loss by $8.6 million, after tax. See Note 8 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Investment Operations Segment

At September 30, 2009, all investments in fixed maturity and equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity in accumulated other comprehensive loss and, as such, are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2008 Compared to 2007 – Investment Operations Segment” in Item 7 of the 2008 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our available-for-sale investment portfolio at fair value at September 30, 2009, and December 31, 2008, respectively:

($ millions)	September 30, 2009		December 31, 2008
Fixed maturities	$1,844.0	89.5%	1,770.7	91.3
Equity securities	175.3	8.5	137.5	7.1
Other invested assets	41.2	2.0	31.7	1.6

Total available-for-sale investments	$2,060.5	100.0%	1,939.9	100.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The amortized cost and fair value of fixed maturities at September 30, 2009, by contractual maturity, are as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$ —	—
Due after 1 year through 5 years	141.4	145.8
Due after 5 years through 10 years	527.6	549.9
Due after 10 years	816.1	848.1
U.S. government agencies residential mortgage-backed securities	290.8	300.2

Total	$1,755.9	1,844.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

The following table provides a breakdown of our investment portfolio percentages at September 30, 2009, and December 31, 2008, relative to our targeted asset allocation.

($ millions)	September 30, 2009	% of Total	December 31, 2008	% of Total	Target %
Cash and cash equivalents	$102.1	4.7	$150.5	7.2	3.5
Fixed maturities, at amortized cost:
Fixed maturities	1,657.7	76.5	1,703.2	81.0	—
Notes receivable from affiliate	70.0	3.2	—	—	—

Total core fixed maturities	1,727.7	79.7	1,703.2	81.0	69.0
Treasury inflation protected securities	118.2	5.5	77.9	3.7	10.0

Total fixed maturities	1,845.9	85.2	1,781.1	84.7	79.0
Equities, at fair value:
Large-cap equities	160.2	7.4	130.2	6.2	10.5
Small-cap equities	15.1	0.7	7.3	0.3	3.0

Total equities	175.3	8.1	137.5	6.5	13.5
Other invested assets, at fair value:
International instruments	37.3	1.7	28.8	1.4	4.0
Other invested assets	3.9	0.2	2.9	0.1	—

Total other invested assets, at fair value	41.2	1.9	31.7	1.5	4.0
Other invested assets, at cost:
Other invested assets	1.6	0.1	1.4	0.1	—

Total portfolio	$2,166.1	100.0	$2,102.2	100.0	100.0

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

Investment Operations Revenue

Net investment income for the three and nine months ended September 30, 2009 decreased $1.4 million and $7.0 million, respectively, from the same 2008 periods. In addition, our investment yield for the three and nine months ended September 30, 2009 declined to 4.2% and 3.9%, respectively, from 4.3% and 4.2% in the same 2008 periods, respectively. These declines were primarily due to the following factors.

•

From September 30, 2008 to September 30, 2009, our Treasury Inflation Protection Securities (“TIPS”) exposure, at amortized cost, increased to $118.2 million from $71.4 million, respectively. During the first nine months of 2009, the income earned on our TIPS securities, which is dependent on changes in the CPI Index, declined when compared to the same 2008 period.

•	For the three and nine months ended September 30, 2009, we held fewer large-cap dividend paying stocks compared to the same 2008 periods.
•	Dividend payouts were reduced on certain equity holdings.
•

On average, we held higher levels of cash balances for the nine months ended September 30, 2009, which earned lower yields than the nine months ended September 30, 2008. Average short-term yields were 250 basis points lower in the first nine months of 2009 than in the same 2008 period.

($ millions)	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Gross investment income:
Fixed income securities	$19.8	21.5	$56.4	61.3
Equity securities	0.8	1.1	2.5	3.6
Other	1.4	1.0	3.3	4.5

Total gross investment income	22.0	23.6	62.2	69.4
Investment expenses	0.4	0.6	1.5	1.7

Net investment income	$21.6	23.0	$60.7	67.7

Average invested assets (at cost)	$2,043.9	2,136.8	$2,065.5	2,136.3
Annualized investment yield	4.2%	4.3	3.9%	4.2
Annualized investment yield, after tax	3.6%	3.7	3.4%	3.7
Net investment income, after tax	$18.3	20.0	$52.9	58.9
Effective tax rate	15.3%	13.3	12.8%	13.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Realized gains and losses on investment sales are summarized as follows:

	Three months ended September 30, 2009		Nine months ended September 30, 2009
($ millions)	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.0	$94.3	$5.2	$281.4
Equity securities	2.7	9.7	4.0	15.8

Total realized gains	4.7	104.0	9.2	297.2

Realized losses:
Fixed maturities	—	1.4	(0.1)	1.6
Equity securities:
Sales	(0.2)	0.5	(6.4)	11.9
OTTI	(0.9)	—	(7.9)	—

Total realized losses	(1.1)	1.9	(14.4)	13.5

Net realized gains (losses) on investments	$3.6	$105.9	$(5.2)	$310.7

During the three and nine months ended September 30, 2009, we sold fixed maturities, which resulted in realized gains on certain municipal bonds, and replaced them with taxable bonds.

During the three and nine months ended September 30, 2009, equity sales were executed for various reasons, including the achievement of our price target. For the third quarter 2009, we realized losses of $0.2 on the sale of our externally managed small-cap equity portfolio. During the six months ended June 30, 2009, we realized losses of $6.2 million on the sale of equity securities in response to negative earnings or negative outlook announcements and changes in business conditions which in our opinion diminished their future business prospects.

We regularly monitor our investment portfolio for declines in value that are OTTI, an assessment which requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our equity securities and other invested assets for OTTI: (1) the length of time and/or the significance of decline below cost; (2) our ability and intent to hold these securities through their recovery periods; (3) the current financial condition of the issuer and its future business prospects; and (4) the ability of the market value to recover to cost in the near term. We recognize OTTI charges on our externally managed small-cap equity portfolio and a segment of our large-cap portfolio, as we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

We also consider the following factors when assessing our fixed maturities investments for OTTI: (1) the financial condition of the issuer; (2) our intent to sell; and (3) if it is more likely than not that we will be required to sell the investments before recovery. When a fixed maturity has been determined to have a decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio during the first nine months of 2009 or 2008.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides a detailed breakdown by security type (and by sector for the large-cap portfolio) for the three and nine months ended September 30, 2009, of our OTTI charges.

	Three months ended September 30, 2009		Nine months ended September 30, 2009
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap equities:
Energy	—	$—	1	$(0.4)
Financial services	—	—	2	(0.8)
Industrial and materials	1	(0.8)	8	(5.7)

Total large-cap equities	1	(0.8)	11	(6.9)
Small-cap equities	13	(0.1)	258	(1.0)

Total OTTI	14	$(0.9)	269	$(7.9)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at September 30, 2009, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. We also determined that there were no individual material securities with an unrealized holding loss at September 30, 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table provides detailed information on our available-for-sale investment portfolio for our gross unrealized gains and losses, adjusted for investments with OTTI at September 30, 2009:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Investment Category:
Fixed Maturities:
U.S. treasury securities	$261.3	$5.3	65	$(0.3)	11	$266.3
States & political subdivisions	1,129.5	51.0	496	(0.5)	14	1,180.0
Corporate securities	94.3	3.2	51	—	3	97.5
U.S. government agencies residential mortgage-backed securities	290.8	9.8	92	(0.4)	12	300.2

Total fixed maturities	1,775.9	69.3	704	(1.2)	40	1,844.0
Equity Securities:
Large-cap equity securities:
Consumer	40.5	7.2	13	(0.4)	4	47.3
Technological	36.7	6.4	11	(0.8)	4	42.3
Industrial and materials	35.9	5.5	13	(0.7)	3	40.7
Energy	17.2	1.3	5	(1.2)	3	17.3
Financial services	7.7	2.7	4	—	1	10.4
Utilities	2.2	—	—	—	2	2.2

Total large-cap equity securities	140.2	23.1	46	(3.1)	17	160.2
Small-cap equity securities	13.5	1.6	124	—	—	15.1

Total equity securities	153.7	24.7	170	(3.1)	17	175.3
Other invested assets	34.2	7.0	4	—	—	41.2

Total investments	$1,963.8	$101.0	878	$(4.3)	57	$2,060.5

The following table presents the detail of our cumulative unrealized holding gains (losses) by investment type, net of deferred taxes that were included as a component of accumulated other comprehensive loss at September 30, 2009, and December 31, 2008, respectively, and the change in unrealized holding gains, net of deferred tax for the nine months ended September 30, 2009.

($ millions)	September 30, 2009	December 31, 2008	$ Change
Available-for-sale investments:
Cumulative unrealized holding gain (loss):
Fixed maturities	$68.1	$(10.4)	$78.5
Equities	21.6	(6.8)	28.4
Other invested assets	7.0	(0.7)	7.7

Cumulative unrealized holding gain (loss)	96.7	(17.9)	114.6
Deferred federal income tax (liability) asset	(33.8)	6.3	(40.1)
Valuation allowance	—	(2.6)	2.6

Cumulative unrealized holding gain (loss), net of tax	$62.9	$(14.2)	$77.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

At September 30, 2009, we determined a valuation allowance was not needed because our cumulative unrealized holding loss at December 31, 2008, had shifted to a cumulative unrealized holding gain. In the first quarter of 2009, we reversed the $3.1 million valuation allowance that we established at December 31, 2008, benefitting accumulated other comprehensive loss by $2.6 million and deferred tax expense by $0.5 million.

Fair Value Measurements

For financial statement elements currently required to be measured at fair value, the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (exit price) regardless of whether an observable liquid market price exists. An exit price valuation will include margins for risk even if they are not observable.

The fair value hierarchy categorizes the inputs to valuation techniques which are used to measure fair value into three broad levels as defined below.

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

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The table below shows our investments by Level at September 30, 2009:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investments:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$266.3	—	266.3	—
Obligations of states and political subdivisions	1,180.0	—	1,180.0	—
Corporate securities	97.5	—	95.1	2.4
U.S. government agencies residential mortgage-backed securities	300.2	—	300.2	—

Total fixed maturities	1,844.0	—	1,841.6	2.4
Equity securities:
Large-cap equity securities:
Consumer	47.3	47.3	—	—
Technological	42.3	42.3	—	—
Industrial and materials	40.7	40.7	—	—
Energy	17.3	17.3	—	—
Financial services	10.4	10.4	—	—
Utilities	2.2	2.2	—	—

Total large-cap equity securities	160.2	160.2	—	—
Small-cap equity securities	15.1	15.1	—	—

Total equity securities	175.3	175.3	—	—
Other invested assets	41.2	3.9	—	37.3

Total available-for-sale investments	$2,060.5	179.2	1,841.6	39.7

As of September 30, 2009, Level 3 assets as a percentage of total assets were 1.5%, which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Income Statement Items

Interest expense on our debt was $1.8 million and $5.6 million versus $1.8 million and $5.5 million for the three and nine months ended September 30, 2009 and 2008, respectively.

Income before federal income taxes for the three months ended September 30, 2009 was $13.7 million compared to a loss before federal income taxes of $30.2 million for the same 2008 period. Loss before federal income taxes for the nine months ended September 30, 2009 was $28.9 million compared to $69.4 million, for the same 2008 period. The pre-tax income for the third quarter and the decrease in the pre-tax loss for the first nine months of 2009 was primarily the result of the increase in earned premium and a decrease in catastrophe storm losses. The uncertainty of our expected 2009 full year results precludes us from making a reliable estimate of an expected full year tax rate. Accordingly, we recorded a tax benefit based on the results for the nine months ended September 30, 2009. The effective tax rate differs from the statutory rate of 35% principally because of tax exempt investment income. The effective tax rate for the three and nine months ended September 30, 2009 was an expense of 5.1% and a benefit of 85.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs to pay both short and long-term cash obligations as they come due. Our significant sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases, along with payments made for the purchase of common shares under our stock repurchase program discussed below. The cash outflows can vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long-term cash requirements without the need to sell investments to meet fluctuations in their operating cash flow or the cash flow needs of State Auto Financial.

At September 30, 2009, and December 31, 2008, we had $102.1 million and $150.5 million, respectively, of cash and cash equivalents and $2,060.5 million and $1,939.9 million, respectively, of total investments at fair market value. Substantially all of our fixed maturity and equity securities are traded on public markets.

Net cash provided by operating activities was $53.4 million for the first nine months of 2009 versus $157.5 million for the same 2008 period. Cash from operations in 2008 included $92.0 million received in conjunction with the Pooling Change. In the first nine months of 2009, claims paid exceeded premiums collected when compared to the same 2008 period. Below are additional factors that contributed to the change in operating cash flows between the two periods:

•	Federal income tax refund of $12.9 million was received in 2009 compared to federal income tax payment of $18.0 million made in 2008; and
•	Cash contribution to the defined benefit plan of $15.0 million was made in 2009 compared to $8.0 million in 2008.

Net cash used in investing activities was $85.8 million for the first nine months of 2009 compared to $91.7 million in the same 2008 period. The decline between the two periods was primarily due to the level of cash provided by operating activities for each of the two periods, as previously discussed.

Net cash used in financing activities was $16.0 million for the first nine months of 2009 compared to $47.6 million during the same 2008 period. Cash used in financing activities decreased in 2009 because we did not repurchase any common stock under our stock repurchase program (discussed below), as compared to 2008 when we used cash of $33.2 million for repurchases of common stock.

On August 14, 2009, State Auto Financial’s board of directors declared a quarterly cash dividend of $0.15 per share compared to $0.15 per share from the same 2008 period. The dividend was payable September 30, 2009, to shareholders of record at the close of business on September 14, 2009. This was the 73rd consecutive quarterly cash dividend declared since State Auto Financial had its initial public offering in 1991.

In July 2009, Stateco declared and paid cash dividends of $2.0 million to State Auto Financial. These dividends will be used to provide working capital to State Auto Financial.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2009 and 2008 were 4.5% and 7.0%, respectively.

Credit Facility

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2009, State Auto Financial was in compliance with all covenants related to the Credit Facility. As of September 30, 2009, State Auto Financial had not made any borrowings under the Credit Facility.

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

Other than those discussed above, there have been no material changes in our reinsurance arrangements from those disclosed in the 2008 Form 10-K. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2008
Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Stock Repurchase Program

On August 17, 2007, State Auto Financial’s board of directors authorized the repurchase, from time to time, of up to 4.0 million of State Auto Financial’s common shares, or approximately 10% of State Auto Financial’s outstanding shares, over a period extending to and through December 31, 2009 (“Stock Repurchase Program”). State Auto Financial will repurchase shares from State Auto Mutual in amounts that are proportional to the respective current ownership percentages of State Auto Mutual, which is approximately 64%, and other shareholders. There were no shares repurchased during the nine months ended September 30, 2009. Since inception through September 30, 2009, a total of 2,028,116 common shares have been purchased under this program at an average purchase price of $27.26 for a total of $55.3 million.

Regulatory Considerations

At September 30, 2009, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“the Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to U.S. GAAP accounting standards but did not impact our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of the FASB ASC Topic Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009. The adoption of this new guidance effective June 30, 2009 had no effect on our consolidated financial statements. The disclosures required by this new guidance are provided in Note 14 of the accompanying financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of the ASC Topic Investments – Debt and Equity Securities, the indicators used in considering an impairment of a debt security to be other-than-temporary have been modified, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this new guidance requires that other-than-temporary impairments on debt securities due to credit be recognized in earnings while non-credit other-than-temporary impairments be recognized in other comprehensive income. This new guidance also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses and all such disclosures are required to be included in both interim and annual periods. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this new guidance effective April 1, 2009 did not have a material effect on our consolidated financial statements. The disclosures required by this new guidance are provided in Note 2 of the accompanying financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Additional Fair Value Measurement Guidance

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of the ASC Topic Fair Value Measurements and Disclosures, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in the ASC Topic Investments – Debt and Equity Securities. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of this new guidance effective April 1, 2009 did not have a material effect on our consolidated financial statements. The disclosures required by this new guidance are provided in Note 3 of the accompanying financial statements.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of the ASC Topic Financial Instruments, requires disclosure of the fair value of financial instruments whether recognized or not recognized on the balance sheet in interim and annual financial statements. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. We adopted this new guidance effective April 1, 2009. The disclosures required by this new guidance are provided in Notes 5 and 6 of the accompanying financial statements.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
07/01/09 thru 07/31/09	—	$—	—	1,971,884
08/01/09 thru 08/31/09	—	—	—	1,971,884
09/01/09 thru 09/30/09	—	—	—	1,971,884

Total	—	$—	—

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

________

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

RTW Consulting Services Agreement

State Auto Mutual owns approximately 64% of the outstanding common shares of State Auto Financial.

On October 30, 2009, State Auto Mutual and one of its insurance subsidiaries and an insurance affiliate, namely Meridian Security Insurance Company and Meridian Citizens Mutual Insurance Company, and three insurance subsidiaries of State Auto Financial, namely State Auto Property & Casualty Insurance Company, Farmers Casualty Insurance Company and Milbank Insurance Company (collectively, the “State Auto Insurers”), entered into a Consulting Services Agreement (the “RTW Consulting Services Agreement”) with RTW, Inc. (“RTW”). RTW is an indirect subsidiary of State Auto Mutual. The RTW Consulting Services Agreement was subject to approval by the state insurance regulators for the States of Indiana, Iowa, Ohio and South Dakota, and the last of these regulatory approvals was received on October 30, 2009. The RTW Consulting Services Agreement was effective as of November 1, 2009.

RTW provides claims administration and consulting services to clients in the areas of workers’ compensation, disability and absence management.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Under the RTW Consulting Services Agreement, RTW will investigate potential “high risk” workers’ compensation claims submitted by the State Auto Insurers and assign RTW nurses for ongoing case management for those claims that meet certain criteria. The RTW nurses will be responsible to coordinate case management activities with the State Auto Insurers’ claims adjusters. RTW may also provide workers’ compensation third party administrative services for the State Auto Insurers as may be mutually agreed to by the parties. RTW will be compensated for its services on either a per case, per file or per hour basis, depending upon the type of service it renders.

The initial term of the RTW Consulting Agreement ends on April 30, 2010, with an automatic annual renewal unless 60 days advance written notice of non-renewal is given by RTW or the State Auto Insurers. In addition, RTW or any of the State Auto Insurers may terminate the agreement upon 30 days advance written notice of termination, provided that termination by any State Auto Insurer shall only relate to such Insurer and will not terminate the agreement with respect to any other State Auto Insurer.

The RTW Consulting Services Agreement contains customary prohibitions concerning the disclosure of RTW’s confidential information by the State Auto Insurers and indemnification provisions for damages or losses related to acts or omissions of the indemnifying party or resulting from breaches of the agreement by the indemnifying party.

A copy of the RTW Consulting Agreement is included as an exhibit to this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01

Consulting Services Agreement, effective as of November 1, 2009, by and between State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Farmers Casualty Insurance Company and Milbank Insurance Company, and RTW, Inc.

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

State Auto Financial Corporation

Date: November 4, 2009	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)