Form 10-Q
period 2010-03-31
State Auto Financial CORP
filed 2010-05-05
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

    Yes  ☐    No   ☒

On April 30, 2010, the Registrant had 39,946,987 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2010

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2010 (unaudited)	December 31 2009 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,771.6 and $1,788.1, respectively)	$1,817.0	1,831.8
Equity securities, available-for-sale, at fair value (cost $220.7 and $189.7, respectively)	260.6	224.1
Other invested assets, available-for-sale, at fair value (cost $52.1and $44.1, respectively)	61.4	52.3
Other invested assets	1.0	0.9
Note receivable from affiliate	70.0	70.0

Total investments	2,210.0	2,179.1
Cash and cash equivalents	80.1	90.3
Accrued investment income and other assets	25.6	35.1
Deferred policy acquisition costs	127.9	127.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.0 and $0.1, respectively)	19.7	20.8
Prepaid reinsurance premiums (affiliates none)	14.3	7.2
Due from affiliate	7.4	7.7
Current federal income taxes	7.9	9.1
Net deferred federal income taxes	69.0	75.9
Property and equipment, at cost	11.9	12.0

Total assets	$2,573.8	2,564.5

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $341.6 and $346.2, respectively)	$841.6	840.2
Unearned premiums (affiliates $180.1 and $180.7, respectively)	547.2	547.0
Notes payable (affiliates $15.5 and $15.5, respectively)	117.1	117.2
Postretirement and pension benefits	153.9	150.4
Other liabilities	50.5	60.3

Total liabilities	1,710.3	1,715.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.7 and 46.6 shares issued, respectively, at stated value of $2.50 per share	116.7	116.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.7)	(115.7)
Additional paid-in capital	117.1	115.8
Accumulated other comprehensive income (loss)	2.8	(2.9)
Retained earnings	742.6	735.6

Total stockholders’ equity	863.5	849.4

Total liabilities and stockholders’ equity	$2,573.8	2,564.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2010	2009
Earned premiums (ceded to affiliates $201.7 and $179.9, respectively)	$302.3	286.0
Net investment income (affiliates $1.2 in 2010)	20.5	18.3
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(0.8)	(6.4)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains (losses)	4.0	(4.9)

Total net realized gain (loss) on investments	3.2	(11.3)
Other income (affiliates $0.5 and $0.7, respectively)	0.4	1.0

Total revenues	326.4	294.0

Losses and loss expenses (ceded to affiliates $134.1 and $139.7, respectively)	200.0	224.8
Acquisition and operating expenses	101.2	95.4
Interest expense (affiliates $0.2 and $0.2, respectively)	1.8	2.0
Other expenses	2.8	2.7

Total expenses	305.8	324.9

Income (loss) before federal income taxes	20.6	(30.9)

Federal income tax expense (benefit)	7.7	(16.9)

Net income (loss)	$12.9	(14.0)

Earnings (loss) per common share:
Basic	$0.32	(0.35)

Diluted	$0.32	(0.35)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2010	2009
Cash flows from operating activities:
Net income (loss)	$12.9	(14.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	2.2	4.9
Share-based compensation	0.6	0.7
Net realized (gain) loss on investments	(3.2)	11.3
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(0.9)	(0.1)
Accrued investment income and other assets	(0.1)	(0.7)
Postretirement and pension benefits	3.9	(0.5)
Other liabilities and due to/from affiliates, net	(16.7)	(27.3)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.8	2.3
Losses and loss expenses payable	5.4	20.3
Unearned premiums	1.6	1.5
Excess tax benefits on share based awards	0.1	—
Federal income taxes	5.1	(16.8)

Cash provided from pooling change, January 1, 2010 (Note 4)	3.7	—

Net cash provided by (used in) operating activities	15.4	(18.4)

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(87.9)	(79.8)
Purchases of equity securities – available-for-sale	(47.0)	(2.0)
Purchases of other invested assets	(8.3)	(0.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	66.4	28.2
Sales of fixed maturities – available-for-sale	36.8	65.9
Sales of equity securities – available-for-sale	19.5	9.3
Sales of other invested assets	0.3	0.1

Net cash (used in) provided by investing activities	(20.2)	21.4

Cash flows from financing activities:
Proceeds from issuance of common stock	0.5	0.1
Payment of dividends	(5.9)	(5.9)

Net cash used in financing activities	(5.4)	(5.8)

Net decrease in cash and cash equivalents	(10.2)	(2.8)

Cash and cash equivalents at beginning of period	90.3	150.5

Cash and cash equivalents at end of period	$80.1	147.7

Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$0.2	0.2

Federal income taxes paid (received)	$2.5	(0.1)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2009 Form 10-K.

Adoption of Recent Accounting Pronouncements

Amendments to Accounting for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), is included in the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”). The revised guidance eliminates the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The adoption of the new guidance effective January 1, 2010 had no effect on the Company’s consolidated financial statements.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in the accompanying Note 3.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables summarize the cost or amortized cost and fair value of available-for-sale securities at March 31, 2010 and December 31, 2009:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At March 31, 2010:
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$388.2	6.6	(0.8)	394.0
Obligations of states and political subdivisions	988.0	31.3	(1.6)	1,017.7
Corporate securities	107.7	3.3	(0.1)	110.9
U.S. government agencies residential mortgage-backed securities	287.7	7.5	(0.8)	294.4

Total fixed maturities	1,771.6	48.7	(3.3)	1,817.0
Equity securities:
Large-cap equity securities	189.3	36.4	(1.1)	224.6
Small-cap equity securities	31.4	4.6	—	36.0

Total equity securities	220.7	41.0	(1.1)	260.6
Other invested assets	52.1	9.3	—	61.4

Total available-for-sale securities	$2,044.4	99.0	(4.4)	2,139.0

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2009:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$348.4	5.9	(1.4)	352.9
Obligations of states and political subdivisions	1,046.9	33.2	(1.5)	1,078.6
Corporate securities	97.4	2.4	(0.1)	99.7
U.S. government agencies residential mortgage-backed securities	295.4	6.4	(1.2)	300.6

Total fixed maturities	1,788.1	47.9	(4.2)	1,831.8
Equity securities:
Large-cap equity securities	164.7	31.6	(0.2)	196.1
Small-cap equity securities	25.0	3.0	—	28.0

Total equity securities	189.7	34.6	(0.2)	224.1
Other invested assets	44.1	8.2	—	52.3

Total available-for-sale securities	$2,021.9	90.7	(4.4)	2,108.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
At March 31, 2010:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$92.7	$(0.8)	36	$—	$—	—	$92.7	$(0.8)	36
Obligations of states and political subdivisions	114.8	(1.2)	44	18.2	(0.4)	7	133.0	(1.6)	51
Corporate securities	12.5	(0.1)	7	—	—	—	12.5	(0.1)	7
U.S. government agencies residential mortgage-backed securities	32.6	(0.2)	7	22.0	(0.6)	12	54.6	(0.8)	19

Total fixed maturities	252.6	(2.3)	94	40.2	(1.0)	19	292.8	(3.3)	113
Large-cap equity securities	38.4	(1.1)	13	—	—	—	38.4	(1.1)	13

Total temporarily impaired securities	$291.0	$(3.4)	107	$40.2	$(1.0)	19	$331.2	$(4.4)	126

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
At December 31, 2009:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$121.9	$(1.4)	53	$—	$—	—	$121.9	$(1.4)	53
Obligations of states and political subdivisions	92.6	(1.0)	39	26.0	(0.5)	9	118.6	(1.5)	48
Corporate securities	15.5	(0.1)	10	—	—	—	15.5	(0.1)	10
U.S. government agencies residential mortgage-backed securities	52.8	(0.4)	14	22.0	(0.8)	11	74.8	(1.2)	25

Total fixed maturities	282.8	(2.9)	116	48.0	(1.3)	20	330.8	(4.2)	136
Large-cap equity securities	14.9	(0.2)	6	—	—	—	14.9	(0.2)	6

Total temporarily impaired securities	$297.7	$(3.1)	122	$48.0	$(1.3)	20	$345.7	$(4.4)	142

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized losses recognized for the three months ended March 31 related to other-than-temporary impairments on the Company’s investment portfolio are summarized as follows:

($ millions)	Three months ended March 31
	2010	2009
Equity securities:
Large-cap equity securities	$0.3	5.6
Small-cap equity securities	0.5	0.8

Total other-than-temporary impairments	$0.8	6.4

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three months ended March 31, 2010 and 2009. The Company reviewed its investments at March 31, 2010 and 2009, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses.

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

Among the factors that management considers for equity securities and other invested assets are the length of time and/or the significance of decline below cost, the Company’s ability and intent to hold these securities through their recovery periods, the current financial condition of the issuer and its future business prospects, and the ability of the market value to recover to cost in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, the cost basis of the security is adjusted to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

The amortized cost and fair value of available-for-sale fixed maturities at March 31, 2010, by contractual maturity, are as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$15.3	15.4
Due after 1 year through 5 years	273.9	280.5
Due after 5 years through 10 years	507.2	525.2
Due after 10 years	687.5	701.5
U.S. government agencies residential mortgage-backed securities	287.7	294.4

Total	$1,771.6	1,817.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $63.0 million and $56.9 million were on deposit with insurance regulators as required by law at March 31, 2010 and December 31, 2009, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Components of net investment income for the three months ended March 31 are summarized as follows:

($ millions)	Three months ended March 31
	2010	2009
Fixed maturities	$18.5	17.0
Equity securities	1.1	1.0
Cash and cash equivalents, and other	1.5	0.8

Investment income	21.1	18.8
Investment expenses	0.6	0.5

Net investment income	$20.5	18.3

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

Proceeds on sales of available-for-sale securities for the three months ended March 31, 2010 and 2009, were $56.3 million and $86.8 million, respectively.

The unrealized holding gains and losses, net of applicable deferred federal income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income (loss). Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

Realized and unrealized holding gains and losses for the three months ended March 31 are summarized as follows:

($ millions)	Three months ended March 31
	2010	2009
Realized gains:
Fixed maturities	$0.9	0.9
Equity securities	3.9	0.1

Total realized gains	4.8	1.0
Realized losses:
Fixed maturities	—	—
Equity securities:
Sales	(0.8)	(5.9)
OTTI	(0.8)	(6.4)

Total realized losses	(1.6)	(12.3)

Net realized gain (loss) on investments	$3.2	(11.3)

Change in unrealized holding gains (losses):
Fixed maturities	$1.7	32.5
Equity securities	5.5	(4.8)
Other invested assets	1.1	(4.5)
Deferred federal income tax liability thereon	(2.9)	(8.2)
Valuation allowance	—	2.6

Change in net unrealized holding gains (losses)	$5.4	17.6

There was a deferred federal income tax liability on the net unrealized holding gains at March 31, 2010 and December 31, 2009, of $33.1 million and $30.2 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2010 and December 31, 2009, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2010 and 2009.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99.9% of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for one security discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. At March 31, 2010 and December 31, 2009, the pricing service provided all valuations for the fixed maturity securities, except for one fixed maturity security discussed below.

The Company holds one fixed maturity corporate security for which the Company estimates the fair value of this security using the present value of the future cash flows. Due to the limited amount of observable market information, the Company includes the fair value estimates for this security in Level 3.

Equities

The fair value of each equity security is based on an observable market price for an identical asset in an active market and is priced by the same pricing service discussed above. All equity securities are recorded using unadjusted market prices and have been disclosed in Level 1.

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $57.3 million and $48.3 million at March 31, 2010 and December 31, 2009, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds, which were historically classified as a Level 3, were transferred out of Level 3 and into Level 2 as of October 1, 2009.

The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds based on an observable market price for an identical asset in an active market reflect their fair values and consequently these securities have been disclosed in Level 1.

The following table reflects the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2010 and December 31, 2009:

($ millions)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
At March 31, 2010:	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$394.0	—	394.0	—
Obligations of states and political subdivisions	1,017.7	—	1,017.7	—
Corporate securities	110.9	—	108.5	2.4
U.S. government agencies residential mortgage-backed securities	294.4	—	294.4	—

Total fixed maturities	1,817.0	—	1,814.6	2.4
Equity securities:
Large-cap equity securities	224.6	224.6	—	—
Small-cap equity securities	36.0	36.0	—	—

Total equity securities	260.6	260.6	—	—
Other invested assets	61.4	4.1	57.3	—

Total available-for-sale investments	$2,139.0	264.7	1,871.9	2.4

($ millions)		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
At December 31, 2009:	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.9	—	352.9	—
Obligations of states and political subdivisions	1,078.6	—	1,078.6	—
Corporate securities	99.7	—	97.4	2.3
U.S. government agencies residential mortgage-backed securities	300.6	—	300.6	—

Total fixed maturities	1,831.8	—	1,829.5	2.3
Equity securities:
Large-cap equity securities	196.1	196.1	—	—
Small-cap equity securities	28.0	28.0	—	—

Total equity securities	224.1	224.1	—	—
Other invested assets	52.3	4.0	48.3	—

Total available-for-sale investments	$2,108.2	228.1	1,877.8	2.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2010 and 2009, separately for each major category of assets is as follows:

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains and losses	—
Included in other comprehensive income - total gains or losses unrealized	0.1
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$2.4

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2009	$2.3	28.8
Total realized gains and losses	—	(4.6)
Included in other comprehensive loss - total gains or losses unrealized	0.2	0.2
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2009	$2.5	24.4

Below is a summary of the carrying value and fair value of financial instruments at March 31, 2010:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$1,817.0	$1,817.0	See above
Equity securities, available-for-sale, at fair value	260.6	260.6	See above
Other invested assets, available-for-sale, at fair value	61.4	61.4	See above
Notes receivable from affiliate	70.0	68.9	See Note 5
Liabilities:
Notes payable	117.1	120.4	See Note 6

4. Reinsurance

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), and effective January 1, 2010 State Auto National Insurance Company (“SA National”) (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”) (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.” The Pooled Companies and Beacon Lloyds Insurance Company are collectively referred to herein as the “State Auto Group.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Effective January 1, 2010, the Pooling Arrangement was further amended to add SA National to the pool with a participation percentage of 0.0% and to include voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009. In conjunction with the January 1, 2010 Pooling Arrangement amendment, the STFC Pooled Companies received $3.7 million in cash from the Mutual Pooled Companies for net insurance assets transferred on January 1, 2010. The following table presents the impact on the Company’s balance sheet at January 1, 2010, relating to the Pooling Arrangement amendment:

($ millions)
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred policy acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended March 31
	2010	2009
Premiums earned:
Assumed from other insurers and reinsurers	$1.1	1.1
Assumed under State Auto Pool and other affiliate arrangements	302.6	276.0
Ceded to other insurers and reinsurers	(6.5)	(6.6)
Ceded under State Auto Pool and other affiliate arrangements	(201.7)	(179.9)

Net assumed premiums earned	$95.5	90.6

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.3	0.2
Assumed under State Auto Pool and other affiliate arrangements	198.3	215.3
Ceded to other insurers and reinsurers	0.3	(1.8)
Ceded under State Auto Pool and other affiliate arrangements	(134.1)	(139.7)

Net assumed losses and loss expenses incurred	$64.8	74.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Transactions with Affiliates

In May 2009, the Company entered into two separate Credit Agreements with State Auto Mutual, in which it loaned State Auto Mutual $70.0 million for ten years. Under this agreement, State Auto Financial earned interest of $1.2 million for the three months ended March 31, 2010. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Notes receivable at March 31, 2010 and December 31, 2009, consisted of the following:

($ millions, except interest rates)	March 31, 2010			December 31, 2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$68.9	7.00%	$70.0	$69.9	7.00%

6. Notes Payable

The carrying amount of the Subordinated Debentures included in notes payable on the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The fair value of the Senior Notes is based on the quoted market price. Notes payable at March 31, 2010 and December 31, 2009, consisted of the following:

($ millions, except interest rates)	March 31, 2010			December 31, 2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.6	$104.9	6.25%	$101.7	$101.8	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.45	15.5	15.5	4.46

Total notes payable	$117.1	$120.4		$117.2	$117.3

7. Income Taxes

Federal income tax expense for the three months ended March 31, 2010, was computed using an expected annual effective tax rate of 15.3%. The effective tax rate differs from the statutory rate of 35% principally because of tax exempt investment income. In addition, during the first quarter 2010, the Company incurred a one-time tax charge of $4.5 million related to the recently enacted federal health care legislation. This legislation eliminated the tax benefit associated with Medicare Part D subsidies the Company receives for providing qualifying prescription drug coverage to retirees. Collectively, this amounted to an effective tax rate of 37.3% for the three months ended March 31, 2010.

For the three months ended March 31, 2009, the uncertainty of the Company’s expected full year results at the time precluded the Company from making a reliable estimate of the effective tax rate. Accordingly, the Company recorded a tax benefit based on the actual results for the three months ended March 31, 2009.

8. Restructuring Costs

In June 2009, the Company initiated a plan to restructure its field and claims operations. Restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, related to this reorganization have been recognized in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC. Consideration of this restructuring resulted in a curtailment of the Company’s pension and postretirement benefit plans, due to the elimination of expected years of future services of those impacted employees. The Company recognized restructuring costs totaling $1.4 million during the three months ended March 31, 2010, and anticipates additional charges of approximately $1.4 million through the fourth quarter 2010, the expected completion date of the restructuring. These charges are included in losses and loss expenses and acquisition and operating expenses on the condensed consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Total cumulative estimated costs to be incurred, costs incurred during the three months ended March 31, 2010, and total cumulative costs incurred through March 31, 2010 are as follows:

($ millions)	Total cumulative estimated costs to be incurred	Costs incurred during the three months ended March 31, 2010	Cumulative costs incurred through March 31, 2010
Employee termination benefits	$6.8	1.4	5.9
Relocation costs	3.3	0.4	1.8
Lease termination	0.4	0.1	0.3
Benefit plan curtailment gain	(2.9)	(0.5)	(1.8)

Total	$7.6	1.4	6.2

These costs are allocated to the Company’s insurance segments as follows:

($ millions)	Total cumulative estimated costs to be incurred	Costs incurred during the three months ended March 31, 2010	Cumulative costs incurred through March 31, 2010
Personal insurance	$3.8	0.8	3.3
Business insurance	3.8	0.6	2.9

Total	$7.6	1.4	6.2

Activity for the three months ended March 31, 2010, was as follows:

($ millions)	Balance of liability at January 1, 2010	Costs incurred during the three months ended March 31, 2010	Amounts paid during the three months ended March 31, 2010	Balance of liability at March 31, 2010
Employee termination benefits	$3.9	1.4	0.8	4.5
Relocation costs	—	0.4	0.4	—
Lease termination	0.1	0.1	0.1	0.1
Benefit plan curtailment gain (non-cash item)	—	(0.5)	—	—

Total	$4.0	1.4	1.3	4.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans:

	Pension		Postretirement
($ millions)	Three months ended March 31
	2010	2009	2010	2009
Service cost	$2.6	2.3	$1.1	1.4
Interest cost	3.7	3.1	1.4	1.8
Expected return on plan assets	(4.4)	(4.5)	(0.1)	—
Curtailment loss (gain)	—	—	(0.5)	—
Amortization of:
Prior service costs (benefits)	0.1	0.1	(0.4)	0.1
Transition assets	(0.2)	(0.2)	—	—
Net loss	1.4	1.0	—	0.2

Net periodic cost	$3.2	1.8	$1.5	3.5

The Company expects to contribute up to $15.0 million to its pension plan during 2010.

10. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

($ millions, except per share amounts)	Three months ended March 31
	2010	2009
Numerator:
Net income (loss) for basic earnings (loss) per share	$12.9	(14.0)

Denominator:
Basic weighted average shares outstanding	39.8	39.6
Effect of dilutive share-based awards	0.2	—

Diluted weighted average shares outstanding	40.0	39.6

Basic earnings (loss) per share	$0.32	(0.35)
Diluted earnings (loss) per share	$0.32	(0.35)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended March 31
	2010	2009
Number of options	2.2	1.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

($ millions)	Three months ended March 31
	2010	2009
Net income (loss)	$12.9	(14.0)
Other comprehensive income:
Change in unrealized holding gains, net of tax	5.4	17.6
Change in unrecognized benefit plan obligations, net of tax	0.3	0.6

Total other comprehensive income	5.7	18.2

Comprehensive income	$18.6	4.2

12. Segment Information

The Company has three reportable segments: personal insurance, business insurance, and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate primarily in the Midwestern, Southern, Southwestern, and Eastern states distributing products primarily through the independent insurance agency system. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire & allied lines, other & product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. The investment operations segment, managed by Stateco Financial Services, Inc. (“Stateco”), a wholly-owned subsidiary, provides investment services.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments:

($ millions)	Three months ended March 31
	2010	2009
Revenues from external sources:
Insurance segments
Personal insurance	$193.9	173.8
Business insurance	108.7	112.2

Total insurance segments	302.6	286.0
Investment operations segment
Net investment income	20.5	18.3
Net realized capital gains (losses)	3.2	(11.3)

Total investment operations segment	23.7	7.0
All other	0.4	1.0

Total revenues from external sources	326.7	296.5
Intersegment revenues:	(2.4)	(2.5)

Total revenues	324.3	294.0
Reconciling items:
GAAP premium adjustments	(0.3)	—
Eliminate intersegment revenues	2.4	2.5

Total consolidated revenues	$326.4	294.0

Segment income (loss) before federal income tax:
Insurance segments
Personal insurance SAP underwriting gain (loss)	$5.7	(27.1)
Business insurance SAP underwriting loss	(2.0)	(3.5)

Total insurance segments	3.7	(30.6)
Investment operations segment
Net investment income	20.5	18.3
Net realized capital gains (losses)	3.2	(11.3)

Total investment operations segment	23.7	7.0
All other segments	—	(0.5)

Total segment income (loss) before tax expense (benefit)	27.4	(24.1)
Reconciling items:
GAAP expense adjustments	(4.8)	(4.8)
Interest expense on corporate debt	(1.8)	(2.0)
Corporate expenses	(0.2)	—

Total reconciling items	(6.8)	(6.8)

Total consolidated income (loss) before federal income tax expense (benefit)	$20.6	(30.9)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services:

($ millions)	Three months ended March 31
	2010	2009
Earned premiums:
Personal insurance:
Standard personal auto	$116.6	101.5
Nonstandard personal auto	7.3	10.0
Homeowners	61.9	54.8
Other personal	8.1	7.5

Total personal insurance earned premiums	193.9	173.8
Business insurance:
Commercial auto	25.0	27.2
Commercial multi-peril	24.3	24.0
Fire & allied lines	24.8	23.8
Other & product liability	17.8	19.4
Workers’ compensation	10.4	10.9
Other business	6.4	6.9

Total business insurance earned premiums	108.7	112.2

Total SAP earned premiums	302.6	286.0
GAAP premium adjustment	(0.3)	—

Total GAAP earned premiums	302.3	286.0
Investment operations:
Net investment income	20.5	18.3
Net realized capital gain (loss)	3.2	(11.3)

Total investment operations	23.7	7.0

Total revenues from reportable segments	$326.0	293.0

Investable assets attributable to our investment operations segment totaled $2,290.1 million at March 31, 2010 and $2,269.4 million at December 31, 2009.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2010 and December 31, 2009, and for the consolidated statements of income for the three-month periods ended March 31, 2010 and 2009. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2009 (the “2009 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2009 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2009 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our reportable segments are personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations. These segments reflect the manner in which we manage our business and report our results internally to our principal operating decision makers. The personal insurance segment provides primarily personal auto (standard and nonstandard) and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire & allied lines, other & product liability and workers’ compensation insurance to small to medium sized businesses within the commercial insurance market. The investment operations segment, managed by our subsidiary Stateco Financial Services, Inc., provides investment services for our invested assets. Our investment portfolio is comprised primarily of publicly traded fixed income and equity securities. Financial information about our reportable segments is set forth in Note 12 of our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), and, as of January 1, 2010, State Auto National Insurance Company (“SA National”) (collectively referred to as the “STFC Pooled Companies”), and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”), and Beacon National Insurance Company (“Beacon National”) (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.” The State Auto Pool has an A.M. Best rating of A+ (Superior). The Pooled Companies and Beacon Lloyds Insurance Company are collectively referred to herein as the “State Auto Group.” See the 2009 Form 10-K and the section “Important Defined Terms Used in this Form 10-K.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

As of January 1, 2010, the Pooling Arrangement was amended (the “2010 pooling changes”) to add SA National with a participation percentage of 0.0% and to include voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009. In conjunction with the 2010 pooling changes, the STFC Pooled Companies received $3.7 million in cash from the Mutual Pooled Companies, for net insurance assets transferred on January 1, 2010. The following table presents the impact on our balance sheet at January 1, 2010, relating to the 2010 pooling changes:

($ millions)
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred policy acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

The following table presents the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2009 – December 31, 2009	January 1, 2010 – March 31, 2010
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0
SA National	N/A	0.0

Total	80.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1

Total	20.0	20.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

We recognized net income of $12.9 million and net loss of $14.0 million for the three months ended March 31, 2010 and 2009, respectively. The first quarter 2010 pretax income was $20.6 million while the first quarter 2009 pretax loss was $30.9 million. First quarter 2010 results were favorably impacted for our insurance segments by an increase in earned premium due to growth in our personal lines and a decrease in the level of catastrophe losses, and for our investment segment by an increase in levels of realized investment gains and investment income. The following table summarizes certain key performance metrics for first quarters 2010 and 2009 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2010	2009
Total revenues	$326.4	294.0
Net income (loss)	$12.9	(14.0)
Stockholders’ equity	$863.5	760.7
Return on average equity(2)	4.6%	(4.0)
Book value per share	$21.65	19.21
Debt to capital ratio	11.9	13.4
Loss and LAE ratio (1)	66.2%	78.6
Expense ratio (1)	33.5%	33.4
Combined ratio (1)	99.7%	112.0
Catastrophe loss and LAE points	3.3	15.3
Premium written growth (3)	5.4%	5.7
Premium earned growth	5.7%	2.4
Investment yield	3.7%	3.5

	Three months ended March 31
SAP Basis:	2010	2009
Loss and LAE ratio (4)	65.5%	78.1
Expense ratio (4)	33.3%	32.5
Combined ratio (4)	98.8%	110.6
Net premiums written to surplus (5)	1.6	1.6

(1)	Defined below.
(2)	Net income (loss) divided by average common stockholders’ equity.
(3)

Includes a decrease of 0.5 points for 2010 related to the one-time $1.4 million transfer of unearned premium to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

(4)

SAP Loss and LAE ratio is losses and loss expenses as a percentage of net earned premiums. SAP expense ratio is statutory underwriting expenses and miscellaneous expenses offset by miscellaneous income (“underwriting expenses”) as a percentage of net written premiums. SAP combined ratio is the sum of the SAP Loss and LAE ratio and the SAP expense ratio.

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

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred policy acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” included in Item 7 of our 2009 Form 10-K. The “GAAP combined ratio” is defined as the sum of the “GAAP Loss and LAE ratio” (loss and loss expenses as a percentage of earned premiums) plus “GAAP expense ratio” (acquisition and operating expenses as a percentage of earned premiums).

Charges related to the restructuring of our field and claims operations contributed to the difference between our GAAP expense ratio and our SAP expense ratio. The restructuring differences relate mainly to the timing of the recognition of employee termination benefits. SAP requires us to estimate and immediately recognize the entire estimated costs related to severance, while GAAP requires similar estimated costs to be recognized ratably over the remaining service period of the employees impacted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted. The following tables provide a summary of our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three months ended March 31, 2010 and 2009:

($ millions)	Quarter ended March 31, 2010
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums(1)	$190.0		$112.5		$302.5

Net earned premiums	193.9		108.7		302.6
Losses and loss expenses	132.3	68.2	66.0	60.7	198.3	65.5
Underwriting expenses	55.9	29.4	44.7	39.7	100.6	33.3

SAP underwriting gain (loss) and SAP combined ratio	$5.7	97.6	$(2.0)	100.4	$3.7	98.8

($ millions)	Quarter ended March 31, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$174.0		$113.1		$287.1

Net earned premiums	173.8		112.2		286.0
Losses and loss expenses	149.7	86.1	73.6	65.6	223.3	78.1
Underwriting expenses	51.2	29.4	42.1	37.2	93.3	32.5

SAP underwriting loss and SAP combined ratio	$(27.1)	115.5	$(3.5)	102.8	$(30.6)	110.6

(1)

Includes the one-time transfer of $1.4 million of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes (transfer of $2.1 million of our personal insurance segment and receipt of $0.7 million of the Mutual Pooled Companies’ business insurance segment).

________

Revenue

We measure our top-line growth for our insurance segments based on net written premiums, which represent the premiums on the policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as “the policy term.” As such, our written premiums are recognized as earned ratably over the policy term. The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired term of the policies.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table shows the reconciliation of the one-time impact on net written premiums for the three months ended March 31, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Standard auto	$119.8	$—	$119.8
Nonstandard auto	6.5	(2.1)	8.6
Homeowners	55.6	—	55.6
Other personal	8.1	—	8.1

Total personal	190.0	(2.1)	192.1

Business insurance segment:
Commercial auto	24.5	—	24.5
Commercial multi-peril	30.2	0.7	29.5
Fire & allied lines	24.0	—	24.0
Other & product liability	17.2	—	17.2
Workers’ compensation	10.2	—	10.2
Other business	6.4	—	6.4

Total business	112.5	0.7	111.8

Total net written premiums	$302.5	$(1.4)	$303.9

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 41.8% of our total consolidated net written premiums for the three months ended March 31, 2010. Our strategy is to grow our personal lines business into desired geographic locations by introducing new products, enhanced systems and easier-to-use technologies.

During 2010, we continued to enhance our personal lines point of sale portal, netXpressSM. The additional integration with the systems commonly used by our independent agents has resulted in an increase in the number of quotes for personal auto and homeowners. During the first quarter 2010, the State Auto Group received over 400,000 personal lines quotes through comparative raters, bridging solutions and our own proprietary rating system, an increase of over 30 percent compared to the first quarter 2009.

We believe independent agents value ease of doing business and make it an important factor in their choice of insurance companies when quoting personal auto products to their customers. Over the past few years, we have implemented comparative rating tools which allow agents to receive rate quotes from multiple insurance companies by entering the rating information only one time. From early 2007 through the first quarter 2010, we implemented over 200 different integration points to our personal lines rating engine, which eliminated duplicative entries for agents. We believe agents will quote and write more personal standard and nonstandard auto and homeowners insurance with us as a result of our more efficient quoting process combined with more

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

competitive rates resulting from our auto product, CustomFit SM, for standard auto and refined pricing for nonstandard auto. In addition, in the fourth quarter of 2009 we introduced our new homeowners CustomFit product which uses predictive modeling and by-peril rating. We continue to implement new technologies within our personal insurance policy administration system in order to achieve more efficient business processes and faster delivery of policies to our agents and their insureds.

The following tables provide a summary of written and earned premiums, net of reinsurance, by major product line of business for our personal insurance segment for the three months ended March 31, 2010 and 2009. The one-time impact of the 2010 pooling changes has been excluded from 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Net written premiums
	2010	2009	% Change
Personal insurance segment:
Standard auto	$119.8	$106.8	12.2
Nonstandard auto	8.6	11.2	(23.2)
Homeowners	55.6	48.5	14.6
Other personal	8.1	7.5	8.0

Total personal	$192.1	$174.0	10.4

($ millions)	Net earned premiums
	2010	2009	% Change
Personal insurance segment:
Standard auto	$116.6	$101.5	14.9
Nonstandard auto	7.3	10.0	(27.0)
Homeowners	61.6	54.8	12.4
Other personal	8.1	7.5	8.0

Total personal	$193.6	$173.8	11.4

Standard personal auto net written premiums for the three months ended March 31, 2010 increased 12.2% from the same 2009 period. The State Auto Group’s expansion of its operations within four of our newer states, Texas, Colorado, Arizona and Connecticut, contributed to approximately half of this premium growth in standard personal auto, and recent rate increases also accounted for approximately a third of this premium growth. We believe our new products and advanced technology have strengthened our position with our independent agencies and make us attractive to prospective policyholders looking for greater value in their insurance products. Our auto product, CustomFit, coupled with easier quote capabilities, continues to result in a significant increase in new business quotes. While the number of new business quotes is higher, our issue to quote ratio has begun to decline due to our rate activity.

Nonstandard auto net written premium for the three months ended March 31, 2010 decreased 23.2% from the same 2009 period. A significant portion of this decrease was due to the addition of nonstandard auto business written by SA National to the Pooling Arrangement as a result of the 2010 pooling changes (20% of this business is ceded to the Mutual Pooled Companies). In 2009, we continued to increase rates and began terminating certain agencies that failed to consistently perform to our expectations. These actions, coupled with the impact of general economic conditions, continue to result in a reduction of nonstandard auto business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners net written premiums for the three months ended March 31, 2010 increased 14.6% from the same 2009 period. Approximately 9 points of this premium growth were due to rate increases and approximately 5 points were due to the expansion of our business in Texas, Colorado, Arizona and Connecticut. We continue to aggressively address our rate needs in this line of business, and we are seeking higher rates in 2010. In addition, we intend to continue a state-by-state deployment of our homeowners CustomFit product throughout 2010 and 2011.

Business Insurance Segment Revenue

Our business insurance accounts are primarily small to medium sized exposures where we offer a broad range of both property and liability coverages. Large exposure accounts are handled in our middle market unit. The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for the three months ended March 31, 2010 and 2009. The one-time impact of the 2010 pooling changes has been excluded from 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Net written premiums
	2010	2009	% Change
Business insurance segment:
Commercial auto	$24.5	$26.0	(5.8)
Commercial multi-peril	29.5	24.2	21.9
Fire & allied lines	24.0	24.5	(2.0)
Other & product liability	17.2	19.3	(10.9)
Workers’ compensation	10.2	12.6	(19.0)
Other commercial	6.4	6.5	(1.5)

Total business	$111.8	$113.1	(1.1)

($ millions)	Net earned premiums
	2010	2009	% Change
Business insurance segment:
Commercial auto	$25.0	$27.2	(8.1)
Commercial multi-peril	24.3	24.0	1.2
Fire & allied lines	24.8	23.8	4.2
Other & product liability	17.8	19.4	(8.2)
Workers’ compensation	10.4	10.9	(4.6)
Other commercial	6.4	6.9	(7.2)

Total business	$108.7	$112.2	(3.1)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The business insurance segment net written premiums for the three months ended March 31, 2010 decreased 1.1% from the same 2009 period. Business insurance continues to be impacted by rate competition and general economic conditions, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure decreased slightly in the first quarter 2010. We believe it will be difficult to generate measurable premium growth in our current book of business, given the impact of the economy on premium bases such as payrolls, sales and number of vehicles. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

Risk Evaluation and Design, LLC (“RED”), a subsidiary of State Auto Mutual, acts as a managing general underwriter for a variety of property and casualty coverages in the alternative risk transfer and program markets. Through an underwriting management agreement with RED, the State Auto Group writes commercial business and offers insurance coverages for the alternative risk transfer market for business products such as general liability, auto liability, workers’ compensation, property, inland marine, auto physical damage and miscellaneous professional. The insurance coverages written by our Pooled Companies through RED are subject to the Pooling Arrangement. For the first quarter 2010, this amounted to $5.7 million of commercial multi-peril net written premium. The underwriting management agreement with RED was not in place for the first quarter of 2009.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have implemented a pricing process that we believe will help us price property, liability and auto risks at appropriate levels; we are pursuing the same for our workers’ compensation business. In addition, we have broadened our property, liability, auto and workers’ compensation pricing ranges to improve our ability to recognize the spectrum of risks within our markets.

We continue to enhance our insurance policy administration system to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. We have leveraged this functionality with bizXpressSM, our web-based quote system, to give agents the ability to quote businessowners and commercial auto risks on-line.

We are working to expand the scope of bizXpress to add new products and lines of business, including workers’ compensation. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. The majority of all transactions in business insurance utilize the straight-through processing technology. The use of this technology has resulted in faster delivery of policies to our agents and their insureds for new business and endorsements.

We are also expanding the eligibility of our businessowners product to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. Through the first quarter 2010, we have implemented our enhanced businessowners product in 18 states and plan to introduce this product enhancement to 10 additional states by the end of the second quarter 2010.

Loss and LAE

Our GAAP Loss and LAE ratio was 66.2% and 78.6% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the GAAP Loss and LAE ratio was primarily due to a decrease in catastrophe storm losses. Our catastrophe losses accounted for 3.3 points of the Loss and LAE ratio for the three months ended March 31, 2010 compared to 15.3 points for the same 2009 period. Our non-catastrophe GAAP Loss and LAE ratio was 62.9% and 63.3% for the three months ended March 31, 2010 and 2009, respectively.

Catastrophe losses include losses that have been designated as such by ISO’s Property Claim Services (“PCS”) unit, a nationally recognized industry service. PCS defines catastrophes as events resulting in $25.0 million or more in insured losses industry wide and affecting significant numbers of insureds and insurers. Our catastrophe losses for the three months ended March 31, 2010 totaled $10.1 million compared to $43.8 million for the same 2009 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Members of the State Auto Group maintain a property catastrophe net aggregate excess of loss reinsurance agreement (the “Catastrophe Aggregate Agreement”) which was reviewed and renewed as of January 1, 2010. Events covered by the Catastrophe Aggregate Agreement must be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Individual occurrences are capped at $55.0 million and are subject to a $5.0 million franchise deductible, meaning occurrences producing losses totaling less than $5.0 million are excluded. Subject to these limitations, qualifying losses from individual occurrences are then aggregated over the course of the reinsurance term, January 1, 2010 through December 31, 2010. On an aggregate basis the members of the State Auto Group combined retain the first $90.0 million of covered loss, with a 25% co-participation on the next $30.0 million of covered loss. The reinsurer is responsible for 75% of the excess over $90.0 million up to $120.0 million of covered loss on an aggregate basis. The rates for this reinsurance are negotiated annually. Prior to January 1, 2010, the aggregate retention under this agreement was $80.0 million. There were no catastrophes during the three months ended March 31, 2010 that met the minimum $5.0 million requirement. Two catastrophes met the minimum $5.0 million requirement during the three months ended March 31, 2009, and contributed in excess of $50.0 million toward the $80.0 million retention for the State Auto Group.

The following tables provide our insurance segments’ SAP Loss and LAE ratios (“loss ratios”) by major lines of business for the three months ended March 31, 2010 and 2009 with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

	($ millions)%
Three months ended March 31, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$116.6	$0.5	$74.1	$74.6	0.5	63.4	63.9
Nonstandard auto	7.3	—	4.8	4.8	0.3	66.1	66.4
Homeowners	61.9	5.1	44.5	49.6	8.3	71.7	80.0
Other personal	8.1	0.1	3.2	3.3	0.9	40.8	41.7

Total personal	193.9	5.7	126.6	132.3	3.0	65.2	68.2

Business insurance segment:
Commercial auto	25.0	0.2	11.2	11.4	0.6	45.2	45.8
Commercial multi-peril	24.3	0.9	13.5	14.4	3.7	55.6	59.3
Fire & allied lines	24.8	3.3	16.1	19.4	13.4	64.8	78.2
Other & product liability	17.8	—	11.8	11.8	—	66.3	66.3
Workers’ compensation	10.4	—	7.8	7.8	—	74.8	74.8
Other commercial	6.4	—	1.2	1.2	0.1	17.4	17.5

Total business	108.7	4.4	61.6	66.0	4.0	56.7	60.7

Total SAP personal and business	$302.6	$10.1	$188.2	$198.3	3.3	62.2	65.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Three months ended March 31, 2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$101.5	$1.1	$66.2	$67.3	1.1	65.2	66.3
Nonstandard auto	10.0	0.2	7.8	8.0	1.5	78.0	79.5
Homeowners	54.8	31.7	38.7	70.4	57.9	70.6	128.5
Other personal	7.5	1.9	2.1	4.0	25.1	28.8	53.9

Total personal	173.8	34.9	114.8	149.7	20.1	66.0	86.1

Business insurance segment:
Commercial auto	27.2	0.2	14.0	14.2	0.6	51.5	52.1
Commercial multi-peril	24.0	2.4	11.7	14.1	9.9	48.8	58.7
Fire & allied lines	23.8	6.4	16.8	23.2	26.8	70.6	97.4
Other & product liability	19.4	—	12.1	12.1	—	62.6	62.6
Workers’ compensation	10.9	—	7.5	7.5	—	68.2	68.2
Other commercial	6.9	(0.1)	2.6	2.5	(0.3)	37.7	37.4

Total business	112.2	8.9	64.7	73.6	8.0	57.6	65.6

Total SAP personal and business	$286.0	$43.8	$179.5	$223.3	15.3	62.8	78.1

In the personal insurance segment, the overall non-cat loss ratio for the three months ended March 31, 2010 improved 0.8 points from the same 2009 period, due to 1.8 and 11.9 point improvements in the non-cat standard and nonstandard auto loss ratios, respectively, offset by 1.1 and 12.0 point increases in the homeowners and other personal loss ratios, respectively. The standard auto non-cat loss ratio improved primarily due to rate increases, while the nonstandard auto non-cat loss ratios improved due to a combination of rate increases and improved loss experience. The increase in the non-cat homeowners loss ratio is due primarily to an increase in non-cat weather losses related to winter storms in several Midwestern and Eastern states in the first quarter 2010 compared to first quarter 2009. In homeowners, we continue to file rate increases in the high single digit to low double digit range, which vary depending upon the state.

In total, the business insurance segment’s non-cat loss ratio for the three months ended March 31, 2010 improved 0.9 points from the same 2009 period. The non-cat commercial auto loss ratio for the first quarter 2010 improved relative to the same 2009 period due to lower claim frequency and lower severity. The improvement in commercial auto was offset by a higher non-cat loss ratio in commercial multi-peril, driven by an increase in the number and severity of large losses. Intense competition in the business insurance segment continues to impact our ability to implement price increases where needed.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable by major line of business at March 31, 2010 and December 31, 2009, respectively, are shown in the following table:

($ millions)	March 31, 2010	December 31, 2009	January 1, 2010(1)	$ Change (2)
Personal insurance segment:
Standard auto	$214.7	216.3	216.3	(1.6)
Nonstandard auto	15.2	20.2	16.2	(1.0)
Homeowners	87.4	75.7	75.7	11.7
Other personal	13.8	13.4	13.4	0.4

Total personal	331.1	325.6	321.6	9.5

Business insurance segment:
Commercial auto	90.4	93.7	93.7	(3.3)
Commercial multi-peril	86.9	89.3	89.3	(2.4)
Fire & allied lines	39.4	33.8	33.8	5.6
Product & other liability	165.3	167.1	167.1	(1.8)
Workers’ compensation	103.2	103.8	103.8	(0.6)
Other business	5.6	6.1	6.1	(0.5)

Total business	490.8	493.8	493.8	(3.0)

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$821.9	819.4	815.4	6.5

(1)

The December 31, 2009 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable ceded to the Mutual Pooled Companies on January 1, 2010 due to the 2010 pooling changes.

(2)	Calculated based on March 31, 2010 change from January 1, 2010.

________

Loss and loss expenses payable increased $6.5 million since January 1, 2010, primarily due to non-cat weather related losses in our homeowners line of business. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Loss and Loss Expenses Payable” in Item 7 of the 2009 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 33.5% and 33.4% for the first quarter of 2010 and 2009, respectively.

In the second quarter of 2009, we initiated a plan to reorganize our field and claims operations. Total restructuring charges, including employee termination benefits, benefit plan curtailment impact, relocation packages, and costs associated with ceasing to use leased properties, are estimated to be approximately $7.6 million through the fourth quarter 2010, the expected completion date for the reorganization. We recognized restructuring costs totaling $1.4 million during the three months ended March 31, 2010, which increased our GAAP loss and LAE and expense ratios by 0.3 points and 0.2 points, respectively. See Note 8, “Restructuring Costs” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Investment Operations Segment

At March 31, 2010, our investments in fixed maturity, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2009 Compared to 2008 – Investment Operations Segment” in Item 7 of the 2009 Form 10-K.

Composition of Investment Portfolio

The following table provides the composition of our investment portfolio at carrying value at March 31, 2010 and December 31, 2009, respectively:

($ millions)	March 31, 2010	% of Total	December 31, 2009	% of Total
Cash and cash equivalents	$80.1	3.5	$90.3	4.0
Fixed maturities, at fair value:
Fixed maturities	1,667.9	72.8	1,691.8	74.5
Treasury inflation-protected securities	149.1	6.5	140.0	6.2

Total fixed maturities	1,817.0	79.3	1,831.8	80.7
Notes receivable from affiliate	70.0	3.1	70.0	3.1
Equity securities, at fair value:
Large-cap equity securities	224.6	9.8	196.1	8.6
Small-cap equity securities	36.0	1.6	28.0	1.2

Total equity securities	260.6	11.4	224.1	9.8
Other invested assets, at fair value:
International instruments	57.3	2.5	48.3	2.1
Other invested assets	4.1	0.2	4.0	0.2

Total other invested assets, at fair value	61.4	2.7	52.3	2.3
Other invested assets, at cost	1.0	0.0	0.9	0.1

Total portfolio	$2,290.1	100.0	$2,269.4	100.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The amortized cost and fair value of unaffiliated fixed maturities at March 31, 2010, by contractual maturity, were as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$15.3	15.4
Due after 1 year through 5 years	273.9	280.5
Due after 5 years through 10 years	507.2	525.2
Due after 10 years	687.5	701.5
Mortgage-backed securities	287.7	294.4

Total	$1,771.6	1,817.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.82 years and 4.99 years as of March 31, 2010 and December 31, 2009, respectively.

Investment Operations Revenue

Net investment income increased $2.2 million in the first quarter of 2010 from the same 2009 period. In addition, our investment yield increased to 3.7% in the first quarter 2010 from 3.5% in the first quarter 2009. The increases were primarily due to the following factors.

•

Between March 31, 2010 and 2009 our Treasury Inflation-Protected Securities (“TIPS”) exposure, at amortized cost, increased to $146.3 million from $83.2 million, respectively. During the first quarter 2010, the TIPS amortized cost value, which is dependent on changes in the CPI Index, increased by $0.9 million compared to a decline of $1.7 million in the first quarter 2009.

•

Interest earned on notes receivable from affiliate was $1.2 million for the three months ended March 31, 2010. Our Credit Agreements with State Auto Mutual were not in place during the first quarter 2009.

•

These increases were partially offset by a decrease in returns on fixed income securities as we held fewer long duration tax exempt bonds with higher rates of return and higher levels of taxable bonds with shorter durations and lower rates of return.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ in millions)	Three months ended March 31
	2010	2009
Gross investment income:
Fixed income securities	$18.5	17.0
Equity securities	1.1	1.0
Other	1.5	0.8

Total gross investment income	21.1	18.8
Less: Investment expenses	0.6	0.5

Net investment income	$20.5	18.3

Average invested assets (at cost)	$2,188.4	2,082.9
Annualized investment yield	3.7%	3.5
Annualized investment yield, after tax	3.1%	3.2
Net investment income, after tax	$16.8	16.7
Effective tax rate	18.2%	8.8

Realized gains and losses on investment for the first quarter 2010 are summarized as follows:

($ millions)	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.9	36.8
Equity securities	3.9	14.6

Total realized gains	4.8	51.4
Realized losses:
Fixed maturities	—	—
Equity securities:
Sales	(0.8)	4.9
OTTI	(0.8)	—

Total realized losses	(1.6)	4.9
Net realized gain (loss) on investments	$3.2	56.3

During the first quarter 2010, several of our fixed maturities, principally municipal bonds, were sold to reduce the risk of over-exposure in certain geographic areas, resulting in realized gains. Proceeds from the bonds were used to purchase taxable bonds. Equity sales were executed for various reasons in 2010, including the achievement of our price target. We recognized realized losses on the sale of one large-cap equity security in response to a continuing decline in stock price and negative outlook announcement which in our opinion diminished its future business prospects.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2009 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio for the three months ended March 31, 2010 and 2009.

When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2009 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

The following table provides a detailed breakdown by security type for the first quarter 2010 OTTI charges.

($ millions, except # of positions)	Number of positions	Total impairment
Equity securities:
Large-cap equity securities	1	$0.3
Small-cap equity securities	17	0.5

Total OTTI	18	$0.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses

The following table provides detailed information on our available-for-sale investment portfolio at fair value for our gross unrealized gains and losses at March 31, 2010:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$388.2	$6.6	89	$(0.8)	36	$394.0
Obligations of states and political subdivisions	988.0	31.3	403	(1.6)	51	1,017.7
Corporate securities	107.7	3.3	51	(0.1)	7	110.9
U.S. government agencies residential mortgage-backed securities	287.7	7.5	84	(0.8)	19	294.4

Total fixed maturities	1,771.6	48.7	627	(3.3)	113	1,817.0

Equity securities:
Large-cap equity securities	189.3	36.4	60	(1.1)	13	224.6
Small-cap equity securities	31.4	4.6	60	—	—	36.0

Total equity securities	220.7	41.0	120	(1.1)	13	260.6
Other invested assets	52.1	9.3	4	—	—	61.4

Total available-for-sale investments	$2,044.4	$99.0	751	$(4.4)	126	$2,139.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table presents a summary of our unrealized gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at March 31, 2010 and December 31, 2009, respectively, and the change in unrealized gains, net of deferred tax, for the three months ended March 31, 2010:

($ millions)	March 31, 2010	December 31, 2009	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$45.4	$43.7	$1.7
Equity securities	39.9	34.4	5.5
Other invested assets	9.3	8.2	1.1

Unrealized gains	94.6	86.3	8.3

Deferred federal income tax liability	(33.1)	(30.2)	(2.9)

Unrealized gains, net of tax	$61.5	$56.1	$5.4

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2010 and December 31, 2009.

As of March 31, 2010, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

Other Income Statement Items

Federal income tax expense for the first quarter 2010 was computed using an expected annual effective tax rate of 15.3%. The effective tax rate differs from the statutory rate of 35% principally because of tax exempt investment income. In addition, during the first quarter 2010, we incurred a one-time tax charge of $4.5 million related to the recently enacted federal health care legislation. This legislation eliminated the tax benefit associated with Medicare Part D subsidies the Company receives for providing qualifying prescription drug coverage to retirees. Collectively, this amounted to an effective tax rate of 37.3% for the three months ended March 31, 2010.

For the first quarter 2009, the uncertainty of the Company’s expected full year results at the time precluded us from making a reliable estimate of the effective tax rate. Accordingly, we recorded a tax benefit based on our actual results for the three months ended March 31, 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our short and long term needs. Our primary sources of cash are premiums, investment income, investment sales and the maturity of fixed security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows may vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable our insurance subsidiaries to meet anticipated short and long term cash requirements without the need to sell investments to meet fluctuations in claim payments.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2010 and December 31, 2009, we had $80.1 million and $90.3 million, respectively, in cash and cash equivalents, and $2,139.0 million and $2,108.2 million, respectively, of total available-for-sale investments at fair value. Included in our fixed maturities available-for-sale at fair value was $63.0 million and $56.9 million of securities on deposit with insurance regulators as required by law at March 31, 2010 and December 31, 2009, respectively. In addition, substantially all of our fixed maturity and equity securities are traded in public markets.

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

Net cash provided by operating activities was $15.4 million during first quarter 2010 compared to net cash used in operating activities of $18.4 million for the same 2009 period. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or in federal income taxes paid. The increase in net cash provided by operating activities in the first quarter 2010 was primarily the result of an increase in the level of premiums received and a reduction in the level of loss and loss expenses paid. We made no contributions to the defined benefit plan during the first quarter 2010 compared to a cash contribution of $5.0 million in the same 2009 period.

Net cash used in investing activities was $20.2 million during first quarter 2010 compared to net cash provided by investing activities of $21.4 million in the same 2009 period. During early 2009 we maintained higher cash balances to avoid selling assets at depressed prices for any cash needs that might arise in the course of business such as settling claims associated with the high level of catastrophes that occurred in first quarter 2009 and in late 2008.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in financing activities was $5.4 million during the first quarter 2010 compared to $5.8 million during the same 2009 period.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of March 31, 2010, State Auto Financial had not made any borrowings and was in compliance with all covenants related to the Credit Facility.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2010 and 2009 were 4.45% and 5.46%, respectively.

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

As of January 1, 2010, members of the State Auto Group reviewed and renewed their Catastrophe Aggregate Agreement, a net aggregate excess of loss reinsurance agreement which covers PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. See “Loss and LAE” for a further description of the Catastrophe Aggregate Agreement.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Except as described in the preceding paragraphs, there have been no material changes in our reinsurance arrangements since December 31, 2009. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Reinsurance Arrangements” in Item 7 of the 2009 Form 10-K.

Regulatory Considerations

At March 31, 2010, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Amendments to Accounting for Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), is included in the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”). The revised guidance eliminates the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance. Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The adoption of the new guidance effective January 1, 2010 had no effect on our consolidated financial statements.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. We adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in Note 3 of the accompanying condensed consolidated financial statements.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2009 Compared to 2008 – Investment Operations Segment – Market Risk” in Item 7 of the 2009 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2009 Form 10-K.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2009 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 4, 2010, between State Auto Financial Corporation and Robert P. Restrepo, Jr.

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 5, 2010	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)