Form 10-Q
period 2010-06-30
State Auto Financial CORP
filed 2010-08-05
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Yes  ☐    No   ☒

On July 30, 2010, the Registrant had 40,067,233 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2010

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30 2010 (unaudited)	December 31 2009 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,806.6 and $1,788.1, respectively)	$1,875.0	1,831.8
Equity securities, available-for-sale, at fair value (cost $216.1 and $189.7, respectively)	230.7	224.1
Other invested assets, available-for-sale, at fair value (cost $60.1 and $44.1, respectively)	63.0	52.3
Other invested assets	1.0	0.9
Notes receivable from affiliate	70.0	70.0

Total investments	2,239.7	2,179.1
Cash and cash equivalents	66.0	90.3
Accrued investment income and other assets	27.8	35.1
Deferred policy acquisition costs	139.0	127.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.0 and $0.1, respectively)	16.7	20.8
Prepaid reinsurance premiums (affiliates none)	7.5	7.2
Due from affiliate	30.9	7.7
Current federal income taxes	22.5	9.1
Net deferred federal income taxes	79.5	75.9
Property and equipment, at cost	11.8	12.0

Total assets	$2,641.4	2,564.5

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $370.9 and $346.2, respectively)	$887.1	840.2
Unearned premiums (affiliates $207.3 and $180.7, respectively)	589.6	547.0
Notes payable (affiliates $15.5 and $15.5, respectively)	117.0	117.2
Postretirement and pension benefits	174.8	150.4
Other liabilities	57.9	60.3

Total liabilities	1,826.4	1,715.1
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.8 and 46.6 shares issued, respectively, at stated value of $2.50 per share	117.0	116.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.7)
Additional paid-in capital	119.8	115.8
Accumulated other comprehensive loss	(16.3)	(2.9)
Retained earnings	710.3	735.6

Total stockholders’ equity	815.0	849.4

Total liabilities and stockholders’ equity	$2,641.4	2,564.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2010	2009
Earned premiums (ceded to affiliates $204.6 and $184.2, respectively)	$309.3	292.6
Net investment income (affiliates $1.2 and $0.7, respectively)	20.8	20.8
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(1.6)	(0.6)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains (losses)	1.9	3.1

Total net realized gain on investments	0.3	2.5
Other income (affiliates $0.4 and $0.5, respectively)	0.7	1.0

Total revenues	331.1	316.9
Losses and loss expenses (ceded to affiliates $159.5 and $150.1, respectively)	252.1	225.5
Acquisition and operating expenses	104.3	98.0
Interest expense (affiliates $0.2 and $0.2, respectively)	1.8	1.8
Other expenses	2.9	3.3

Total expenses	361.1	328.6

Loss before federal income taxes	(30.0)	(11.7)

Federal income tax benefit	(3.8)	(8.5)

Net loss	$(26.2)	(3.2)

Loss per common share:
Basic	$(0.66)	(0.08)

Diluted	$(0.66)	(0.08)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2010	2009
Earned premiums (ceded to affiliates $406.3 and $364.1, respectively)	$611.6	578.6
Net investment income (affiliates $2.4 and $0.7, respectively)	41.3	39.1
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(2.4)	(7.0)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains (losses)	5.9	(1.8)

Total net realized gain (loss) on investments	3.5	(8.8)
Other income (affiliates $0.9 and $1.2, respectively)	1.1	2.0

Total revenues	657.5	610.9

Losses and loss expenses (ceded to affiliates $293.6 and $289.8, respectively)	452.1	450.3
Acquisition and operating expenses	205.5	193.4
Interest expense (affiliates $0.4 and $0.4, respectively)	3.6	3.8
Other expenses	5.7	6.0

Total expenses	666.9	653.5

Loss before federal income taxes	(9.4)	(42.6)

Federal income tax expense (benefit)	3.9	(25.4)

Net loss	$(13.3)	(17.2)

Loss per common share:
Basic	$(0.33)	(0.44)

Diluted	$(0.33)	(0.44)

Dividends paid per common share	$0.30	0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2010	2009
Cash flows from operating activities:
Net loss	$(13.3)	(17.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	3.8	7.5
Share-based compensation	2.0	2.0
Net realized (gain) loss on investments	(3.5)	8.8
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(12.0)	(5.4)
Accrued investment income and other assets	1.4	0.4
Postretirement and pension benefits	4.3	(1.2)
Other liabilities and due to/from affiliates, net	(32.7)	(52.0)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	3.7	(2.1)
Losses and loss expenses payable	50.9	49.9
Unearned premiums	44.1	26.9
Excess tax benefits on share based awards	0.3	—
Federal income taxes	(9.8)	(12.5)

Cash provided from pooling change, January 1, 2010 (Note 4)	3.7	—

Net cash provided by operating activities	42.9	5.1

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(183.8)	(208.0)
Purchases of equity securities – available-for-sale	(65.7)	(6.8)
Purchases of other invested assets	(16.5)	(0.4)
Maturities, calls and pay downs of fixed maturities – available-for-sale	118.0	47.0
Sales of fixed maturities – available-for-sale	47.5	179.3
Sales of equity securities – available-for-sale	42.5	17.5
Sales of other invested assets	0.5	0.3
Notes to affiliate	—	(70.0)

Net cash used in investing activities	(57.5)	(41.1)

Cash flows from financing activities:
Proceeds from issuance of common stock	2.3	1.9
Payment of dividends	(12.0)	(11.9)

Net cash used in financing activities	(9.7)	(10.0)

Net decrease in cash and cash equivalents	(24.3)	(46.0)
Cash and cash equivalents at beginning of period	90.3	150.5

Cash and cash equivalents at end of period	$66.0	104.5

Supplemental disclosures:
Interest paid (affiliates $0.3 and $0.5, respectively)	$3.5	3.6

Federal income taxes paid (received)	$13.4	(12.9)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables summarize the cost or amortized cost and fair value of available-for-sale securities at June 30, 2010 and December 31, 2009:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2010:
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$452.9	13.0	—	465.9
Obligations of states and political subdivisions	957.0	37.4	(0.7)	993.7
Corporate securities	113.5	7.1	—	120.6
U.S. government agencies residential mortgage-backed securities	283.2	12.0	(0.4)	294.8

Total fixed maturities	1,806.6	69.5	(1.1)	1,875.0
Equity securities:
Large-cap equity securities	183.1	21.2	(9.6)	194.7
Small-cap equity securities	33.0	3.0	—	36.0

Total equity securities	216.1	24.2	(9.6)	230.7
Other invested assets	60.1	3.5	(0.6)	63.0

Total available-for-sale securities	$2,082.8	97.2	(11.3)	2,168.7

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2009:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$348.4	5.9	(1.4)	352.9
Obligations of states and political subdivisions	1,046.9	33.2	(1.5)	1,078.6
Corporate securities	97.4	2.4	(0.1)	99.7
U.S. government agencies residential mortgage-backed securities	295.4	6.4	(1.2)	300.6

Total fixed maturities	1,788.1	47.9	(4.2)	1,831.8
Equity securities:
Large-cap equity securities	164.7	31.6	(0.2)	196.1
Small-cap equity securities	25.0	3.0	—	28.0

Total equity securities	189.7	34.6	(0.2)	224.1
Other invested assets	44.1	8.2	—	52.3

Total available-for-sale securities	$2,021.9	90.7	(4.4)	2,108.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
At June 30, 2010:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$11.5	$—	2	$—	$—	—	$11.5	$—	2
Obligations of states and political subdivisions	44.3	(0.3)	17	20.2	(0.4)	8	64.5	(0.7)	25
U.S. government agencies residential mortgage-backed securities	2.9	—	1	20.2	(0.4)	10	23.1	(0.4)	11

Total fixed maturities	58.7	(0.3)	20	40.4	(0.8)	18	99.1	(1.1)	38
Large-cap equity securities	81.5	(8.4)	31	8.6	(1.2)	5	90.1	(9.6)	36

Other invested assets	30.6	(0.6)	2	—	—	—	30.6	(0.6)	2

Total temporarily impaired securities	$170.8	$(9.3)	53	$49.0	$(2.0)	23	$219.8	$(11.3)	76

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
At December 31, 2009:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$121.9	$(1.4)	53	$—	$—	—	$121.9	$(1.4)	53
Obligations of states and political subdivisions	92.6	(1.0)	39	26.0	(0.5)	9	118.6	(1.5)	48
Corporate securities	15.5	(0.1)	10	—	—	—	15.5	(0.1)	10
U.S. government agencies residential mortgage-backed securities	52.8	(0.4)	14	22.0	(0.8)	11	74.8	(1.2)	25

Total fixed maturities	282.8	(2.9)	116	48.0	(1.3)	20	330.8	(4.2)	136
Large-cap equity securities	14.9	(0.2)	6	—	—	—	14.9	(0.2)	6

Total temporarily impaired securities	$297.7	$(3.1)	122	$48.0	$(1.3)	20	$345.7	$(4.4)	142

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized losses recognized for the three and six months ended June 30 related to other-than-temporary impairments on the Company’s investment portfolio are summarized as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Equity securities:
Large-cap equity securities	$—	(0.5)	$(0.3)	(6.1)
Small-cap equity securities	(1.6)	(0.1)	(2.1)	(0.9)

Total other-than-temporary impairments	$(1.6)	(0.6)	$(2.4)	(7.0)

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three and six months ended June 30, 2010 and 2009. The Company reviewed its investments at June 30, 2010 and 2009, and determined no additional other-than-temporary impairments existed in the gross unrealized holding losses.

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

The amortized cost and fair value of available-for-sale fixed maturities at June 30, 2010, by contractual maturity, are as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$34.1	34.2
Due after 1 year through 5 years	301.4	310.0
Due after 5 years through 10 years	508.8	535.3
Due after 10 years	679.1	700.7
U.S. government agencies residential mortgage-backed securities	283.2	294.8

Total	$1,806.6	1,875.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $66.4 million and $56.9 million were on deposit with insurance regulators as required by law at June 30, 2010 and December 31, 2009, respectively.

Components of net investment income for the three and six months ended June 30 are summarized as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Fixed maturities	$18.5	19.5	$37.0	36.7
Equity securities	1.5	0.8	2.6	1.7
Cash and cash equivalents, and other	1.4	0.8	2.7	1.3

Investment income	21.4	21.1	42.3	39.7
Investment expenses	0.6	0.3	1.0	0.6

Net investment income	$20.8	20.8	$41.3	39.1

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

Proceeds on sales of available-for-sale securities for the three and six months ended June 30, 2010 were $37.6 million and $93.9 million, respectively, and for the three and six months ended June 30, 2009 were $117.9 million and $204.8 million, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized and unrealized holding gains and losses for the three and six months ended June 30 are summarized as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Realized gains:
Fixed maturities	$0.2	2.2	$1.1	3.1
Equity securities	3.4	1.2	7.3	1.3

Total realized gains	3.6	3.4	8.4	4.4
Realized losses:
Fixed maturities	—	—	—	—
Equity securities:
Sales	(1.7)	(0.3)	(2.5)	(6.2)
OTTI	(1.6)	(0.6)	(2.4)	(7.0)

Total realized losses	(3.3)	(0.9)	(4.9)	(13.2)

Net realized gain (loss) on investments	$0.3	2.5	$3.5	(8.8)

Change in unrealized holding (losses) gains:
Fixed maturities	$23.0	(1.9)	$24.7	30.6
Equity securities	(25.3)	16.2	(19.8)	11.4
Other invested assets	(6.4)	6.4	(5.3)	1.9
Deferred federal income tax liability thereon	3.0	(7.2)	0.1	(15.4)
Valuation allowance	—	—	—	2.6

Change in net unrealized holding (losses) gains	$(5.7)	13.5	$(0.3)	31.1

There was a deferred federal income tax liability on the net unrealized holding gains at June 30, 2010 and December 31, 2009, of $30.1 million and $30.2 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2010 and December 31, 2009, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the six months ended June 30, 2010 and 2009.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99.9% of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for one security discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. At June 30, 2010 and December 31, 2009, the pricing service provided all valuations for the fixed maturity securities, except for one fixed maturity security discussed below.

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $59.1 million and $48.3 million at June 30, 2010 and December 31, 2009, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds, which were historically classified as a Level 3, were transferred out of Level 3 and into Level 2 as of October 1, 2009.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table reflects the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2010 and December 31, 2009:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$465.9	—	465.9	—
Obligations of states and political subdivisions	993.7	—	993.7	—
Corporate securities	120.6	—	118.0	2.6
U.S. government agencies residential mortgage-backed securities	294.8	—	294.8	—

Total fixed maturities	1,875.0	—	1,872.4	2.6
Equity securities:
Large-cap equity securities	194.7	194.7	—	—
Small-cap equity securities	36.0	36.0	—	—

Total equity securities	230.7	230.7	—	—
Other invested assets	63.0	3.9	59.1	—

Total available-for-sale investments	$2,168.7	234.6	1,931.5	2.6

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2009:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.9	—	352.9	—
Obligations of states and political subdivisions	1,078.6	—	1,078.6	—
Corporate securities	99.7	—	97.4	2.3
U.S. government agencies residential mortgage-backed securities	300.6	—	300.6	—

Total fixed maturities	1,831.8	—	1,829.5	2.3
Equity securities:
Large-cap equity securities	196.1	196.1	—	—
Small-cap equity securities	28.0	28.0	—	—

Total equity securities	224.1	224.1	—	—
Other invested assets	52.3	4.0	48.3	—

Total available-for-sale investments	$2,108.2	228.1	1,877.8	2.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2010 and December 31, 2009, separately for each major category of assets is as follows:

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains and losses	—
Included in other comprehensive income - total gains or losses unrealized	0.1
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	2.4
Total realized gains and losses	—
Included in other comprehensive income - total gains or losses unrealized	0.2
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$2.6

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2009	$2.3	28.8
Total realized gains and losses	—	5.7
Included in other comprehensive loss - total gains or losses unrealized	—	0.9
Purchases, issuances, and settlements	—	1.9
Transfers in and/or (out) of Level 3	—	(37.3)

Balance at December 31, 2009	$2.3	—

Below is a summary of the carrying value and fair value of financial instruments at June 30, 2010:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$1,875.0	1,875.0	See above
Equity securities, available-for-sale, at fair value	230.7	230.7	See above
Other invested assets, available-for-sale, at fair value	63.0	63.0	See above
Notes receivable from affiliate	70.0	71.7	See Note 5
Liabilities:
Notes payable	117.0	118.7	See Note 6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

4. Reinsurance

A quota share reinsurance pooling arrangement (the “Pooling Arrangement”) exists between State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), and effective January 1, 2010, State Auto National Insurance Company (“SA National”) (collectively referred to as the “STFC Pooled Companies”) and State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), and Litchfield Mutual Fire Insurance Company (“Litchfield”) (collectively referred to as the “Mutual Pooled Companies”). Together, the STFC Pooled Companies and Mutual Pooled Companies are collectively referred to as the “Pooled Companies” or the “State Auto Pool.” The Pooled Companies and Beacon Lloyds Insurance Company are collectively referred to herein as the “State Auto Group.”

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Premiums earned:
Assumed from other insurers and reinsurers	$0.9	1.5	$2.0	2.6
Assumed under State Auto Pool and other affiliate arrangements	309.4	282.5	612.0	558.5
Ceded to other insurers and reinsurers	(6.8)	(6.9)	(13.3)	(13.5)
Ceded under State Auto Pool and other affiliate arrangements	(204.6)	(184.2)	(406.3)	(364.1)

Net assumed premiums earned	$98.9	92.9	$194.4	183.5

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.7	0.7	$1.0	0.9
Assumed under State Auto Pool and other affiliate arrangements	250.7	218.1	449.0	433.4
Ceded to other insurers and reinsurers	0.7	(7.2)	1.0	(9.0)
Ceded under State Auto Pool and other affiliate arrangements	(159.5)	(150.1)	(293.6)	(289.8)

Net assumed losses and loss expenses incurred	$92.6	61.5	$157.4	135.5

5. Transactions with Affiliates

In May 2009, the Company entered into two separate Credit Agreements with State Auto Mutual, in which it loaned State Auto Mutual $70.0 million for ten years. Under these agreements, State Auto Financial earned interest of $1.2 million and $2.4 million for the three and six months ended June 30, 2010, respectively, and $0.7 million for both the three and six months ended June 30, 2009. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Notes receivable at June 30, 2010 and December 31, 2009, consisted of the following:

($ millions, except interest rates)	June 30, 2010			December 31, 2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$71.7	7.00%	$70.0	$69.9	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Notes Payable

The carrying amount of the Subordinated Debentures included in notes payable on the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The fair value of the Senior Notes is based on the quoted market price. Notes payable at June 30, 2010 and December 31, 2009, consisted of the following:

($ millions, except interest rates)	June 30, 2010			December 31, 2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.5	$103.2	6.25%	$101.7	$101.8	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.74	15.5	15.5	4.46

Total notes payable	$117.0	$118.7		$117.2	$117.3

7. Income Taxes

Federal income tax (benefit) expense for the three and six months ended June 30, 2010 was $(3.8) million and $3.9 million, respectively. Federal income tax (benefit) expense for the three and six months ended June 30, 2010 was determined using an annual effective tax rate for 2010. The Company would have had a tax benefit for the six month period but for a one-time tax charge of $4.5 million which was recognized in the first quarter 2010 related to the recently enacted federal health care legislation. This legislation eliminated the tax benefit associated with Medicare Part D subsidies the Company receives for providing qualifying prescription drug coverage to retirees.

For the six months ended June 30, 2009, the uncertainty of the Company’s expected full year results at the time precluded the Company from making a reliable estimate of the annual effective tax rate. Accordingly, the Company recorded a tax benefit based on the actual results for the six months ended June 30, 2009.

8. Restructuring Costs

In June 2009, the Company initiated a plan to restructure its field and claims operations. Restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, related to this reorganization have been recognized in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC. Consideration of this restructuring resulted in a curtailment of the Company’s pension and postretirement benefit plans, due to the elimination of expected years of future services of those impacted employees. The Company recognized restructuring costs totaling $0.2 million and $1.6 million during the three and six months ended June 30, 2010, respectively, and anticipates additional charges of approximately $1.1 million through the fourth quarter 2010, the expected completion date of the restructuring. The Company recognized restructuring costs totaling $1.0 million, for both the three and six months ended June 30, 2009. These charges are included in losses and loss expenses and acquisition and operating expenses on the condensed consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Total cumulative estimated costs to be incurred, costs incurred during the three and six months ended June 30, 2010 and 2009, and total cumulative costs incurred through June 30, 2010 were as follows:

($ millions)	Total cumulative estimated costs to be incurred	Three months ended June 30,		Six months ended June 30,		Cumulative costs incurred through June 30, 2010
		2010	2009	2010	2009
Employee termination benefits	$6.7	0.3	0.7	1.7	0.7	6.2
Relocation costs	3.3	0.3	0.3	0.8	0.3	2.2
Lease termination	0.4	0.1	—	0.2	—	0.4
Benefit plan curtailment gain	(2.9)	(0.5)	—	(1.1)	—	(2.4)

Total	$7.5	0.2	1.0	1.6	1.0	6.4

These costs were allocated to the Company’s insurance segments as follows:

($ millions)	Total cumulative estimated costs to be incurred	Three months ended June 30,		Six months ended June 30,		Cumulative costs incurred through June 30, 2010
		2010	2009	2010	2009
Personal insurance	$3.8	0.1	0.6	0.9	0.6	3.4
Business insurance	3.7	0.1	0.4	0.7	0.4	3.0

Total	$7.5	0.2	1.0	1.6	1.0	6.4

Activity for the six months ended June 30, 2010 was as follows:

($ millions)	Balance of liability at January 1, 2010	Costs incurred during the six months ended June 30, 2010	Amounts paid during the six months ended June 30, 2010	Balance of liability at June 30, 2010
Employee termination benefits	$3.9	1.7	2.0	3.6
Relocation costs	—	0.8	0.8	—
Lease termination	0.1	0.2	0.1	0.2
Benefit plan curtailment gain (non-cash item)	—	(1.1)	—	—

Total	$4.0	1.6	2.9	3.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans:

	Pension		Postretirement		Pension		Postretirement
($ millions)	Three months ended June 30				Six months ended June 30
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2.7	3.2	$1.2	1.3	$5.3	5.5	$2.3	2.7
Interest cost	3.7	4.2	1.4	1.8	7.4	7.3	2.8	3.6
Expected return on plan assets	(4.4)	(5.4)	—	(0.1)	(8.8)	(9.9)	(0.1)	(0.1)
Curtailment loss (gain)	—	—	(0.6)	—	—	—	(1.1)	—
Amortization of:
Prior service costs (benefits)	0.1	0.1	(0.4)	—	0.2	0.2	(0.8)	0.1
Transition assets	(0.2)	(0.1)	—	—	(0.4)	(0.3)	—	—
Net loss	1.6	1.6	—	—	3.0	2.6	—	0.2

Net periodic cost	$3.5	3.6	$1.6	3.0	$6.7	5.4	$3.1	6.5

For the six months ended June 30, 2010, the Company has contributed $4.0 million in cash to its pension plan, and expects to contribute up to $15.0 million during 2010.

In November 2009, the Company announced to its employees a one-time election to select between two retirement benefit options: to either continue participation in the existing pension plan with no changes; or to choose a new defined contribution plan in which the Company would automatically contribute a percentage of the employee’s annual income resulting in a freeze to the employee’s existing accrued pension benefit. On May 31, 2010, employees’ elections were finalized and resulted in a curtailment within the pension plan, requiring the Company to remeasure its projected benefit obligations and plan assets in order to recognize the curtailment at the event date. The combined balance sheet financial statement impact from the remeasurement and curtailment recognition at May 31, 2010 was an increase to the net unfunded pension liability of $21.1 million and accumulated other comprehensive loss of $13.7 million, net of tax.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Loss per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Numerator:
Net loss for basic loss per share	$(26.2)	(3.2)	$(13.3)	(17.2)

Denominator:
Basic weighted average shares outstanding	39.9	39.6	39.9	39.6
Effect of dilutive share-based awards	—	—	—	—

Diluted weighted average shares outstanding	39.9	39.6	39.9	39.6

Basic loss per share	$(0.66)	(0.08)	$(0.33)	(0.44)
Diluted loss per share	$(0.66)	(0.08)	$(0.33)	(0.44)

The following number of options to purchase shares of common stock was not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Number of options	2.6	2.4	2.4	2.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of related tax, are as follows:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Net loss	$(26.2)	(3.2)	$(13.3)	(17.2)
Other comprehensive (loss) income:
Change in unrealized holding gains (losses), net of tax	(5.7)	13.5	(0.3)	31.1
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)	—
Change in unrecognized benefit plan obligations, net of tax	(13.3)	12.6	(13.0)	13.2

Total other comprehensive (loss) income	(19.1)	26.1	(13.4)	44.3

Comprehensive (loss) income	$(45.3)	22.9	$(26.7)	27.1

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Revenues from external sources:
Insurance segments
Personal insurance	$199.1	180.5	$393.0	354.3
Business insurance	110.2	112.1	218.9	224.3

Total insurance segments	309.3	292.6	611.9	578.6
Investment operations segment
Net investment income	20.8	20.8	41.3	39.1
Net realized capital gains (losses)	0.3	2.5	3.5	(8.8)

Total investment operations segment	21.1	23.3	44.8	30.3
All other	0.7	1.0	1.1	2.0

Total revenues from external sources	331.1	316.9	657.8	610.9
Intersegment revenues:	2.4	2.3	4.8	4.9

Total revenues	333.5	319.2	662.6	615.8
Reconciling items:
GAAP premium adjustment	—	—	(0.3)	—
Eliminate intersegment revenues	(2.4)	(2.3)	(4.8)	(4.9)

Total consolidated revenues	$331.1	316.9	$657.5	610.9

Segment loss before federal income tax:
Insurance segments
Personal insurance SAP underwriting loss	$(28.5)	(26.1)	$(22.8)	(53.2)
Business insurance SAP underwriting loss	(25.5)	(11.7)	(27.5)	(15.1)

Total insurance segments	(54.0)	(37.8)	(50.3)	(68.3)
Investment operations segment
Net investment income	20.8	20.8	41.3	39.1
Net realized capital gains (losses)	0.3	2.5	3.5	(8.8)

Total investment operations segment	21.1	23.3	44.8	30.3
All other segments	—	(0.1)	—	(0.6)

Total segment loss before tax (benefit) expense	(32.9)	(14.6)	(5.5)	(38.6)
Reconciling items:
GAAP expense adjustments	5.6	5.5	0.8	0.6
Interest expense on corporate debt	(1.8)	(1.8)	(3.6)	(3.8)
Corporate expenses	(0.9)	(0.8)	(1.1)	(0.8)

Total reconciling items	2.9	2.9	(3.9)	(4.0)

Total consolidated loss before federal income tax (benefit) expense	$(30.0)	(11.7)	$(9.4)	(42.6)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services:

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Earned premiums:
Personal insurance:
Standard auto	$119.9	106.4	$236.5	207.9
Nonstandard auto	7.4	10.1	14.7	20.1
Homeowners	63.6	56.4	125.5	111.2
Other personal	8.2	7.6	16.3	15.1

Total personal insurance earned premiums	199.1	180.5	393.0	354.3
Business insurance:
Commercial auto	25.7	26.9	50.7	54.1
Commercial multi-peril	26.2	24.0	50.5	48.0
Fire & allied lines	24.6	24.2	49.4	48.0
Other & product liability	17.4	19.1	35.2	38.5
Workers’ compensation	10.3	11.4	20.7	22.3
Other commercial	6.0	6.5	12.4	13.4

Total business insurance earned premiums	110.2	112.1	218.9	224.3

Total SAP earned premiums	309.3	292.6	611.9	578.6
GAAP premium adjustment	—	—	(0.3)	—

Total GAAP earned premiums	309.3	292.6	611.6	578.6
Investment operations:
Net investment income	20.8	20.8	41.3	39.1
Net realized capital gain (loss)	0.3	2.5	3.5	(8.8)

Total investment operations	21.1	23.3	44.8	30.3

Total revenues from reportable segments	$330.4	315.9	$656.4	608.9

Investable assets attributable to our investment operations segment totaled $2,305.7 million at June 30, 2010, and $2,269.4 million at December 31, 2009.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2010 and December 31, 2009, and for the consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2009 (the “2009 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2009 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

($ millions)
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred policy acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

The following table presents the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2009 – December 31, 2009	January 1, 2010 – June 30, 2010
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0
SA National	N/A	0.0

Total	80.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1

Total	20.0	20.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

During the second quarter 2010, we recognized a net loss of $26.2 million compared to a net loss of $3.2 million for the same 2009 period. The second quarter 2010 pretax loss was $30.0 million compared to a pretax loss of $11.7 million for the same 2009 period. Our second quarter 2010 insurance segments results were negatively impacted by the frequency and severity of catastrophe losses, as we experienced 13 catastrophes in the second quarter 2010 compared to 11 during the same 2009 period, with 60% of these catastrophes occurring in four of our largest property states: Indiana, Minnesota, Ohio and Tennessee. These catastrophe losses were slightly offset by an increase in earned premium due to growth in our personal lines. A decrease in the level of realized investment gains in our investment segment also impacted our results for the second quarter 2010.

During the six months ended June 30, 2010, we recognized a net loss of $13.3 million compared to a net loss of $17.2 million for the same 2009 period. The pretax loss was $9.4 million for the six months ended June 30, 2010, compared to a pretax loss of $42.6 million for the same 2009 period. The decrease in our level of pre-tax net loss for the first six months of 2010 from 2009 was primarily attributable to an increase in earned premium due to growth in our personal lines, a decline in the level of catastrophe losses in our insurance segments, and an increase in the level of net investment income and realized investment gains in our investment segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table summarizes certain key performance metrics for the three and six months ended June 30, 2010 and 2009 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2010	2009	2010	2009
Total revenues	$331.1	316.9	$657.5	610.9
Net loss	$(26.2)	(3.2)	$(13.3)	(17.2)
Stockholders’ equity	$815.0	780.3
Book value per share	$20.37	19.64
Debt to capital ratio	12.6	13.2
Loss and LAE ratio (1)	81.5%	77.1	73.9%	77.8
Expense ratio (1)	33.7%	33.5	33.6%	33.4
Combined ratio (1)	115.2%	110.6	107.5%	111.2
Catastrophe Loss and LAE points	18.6	12.6	11.0	14.0
Premium written growth (2)	10.7%	5.8	8.2%	5.7
Premium earned growth	5.7%	4.1	5.7%	3.3
Investment yield	3.8%	4.1	3.8%	3.8

	Three months ended June 30		Six months ended June 30
SAP Basis:	2010	2009	2010	2009
Loss and LAE ratio (3)	81.0%	77.2	73.4%	77.7
Expense ratio (3)	32.0%	32.8	32.6%	32.7
Combined ratio (3)	113.0%	110.0	106.0%	110.4

			Twelve months ended June 30
			2010	2009
Net premiums written to surplus (4)			1.7	1.6

(1)	Defined below.
(2)

Includes a decrease of 0.2 points for the six months ended June 30, 2010, related to the one-time $1.4 million transfer of unearned premium to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

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

Charges related to the restructuring of our field and claims operations also contributed to the difference between GAAP and SAP. The restructuring differences relate mainly to the timing of the recognition of employee termination benefits. SAP requires us to estimate and immediately recognize the entire estimated costs related to severance, while GAAP requires similar estimated costs to be recognized ratably over the remaining service period of the employees impacted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted. The following tables provide a summary of our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three and six months ended June 30, 2010 and 2009:

($ millions)	Three months ended June 30, 2010
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$218.2		$133.9		$352.1

Net earned premiums	199.1		110.2		309.3
Losses and loss expenses	165.4	83.1	85.3	77.3	250.7	81.0
Underwriting expenses	62.2	28.5	50.4	37.7	112.6	32.0

SAP underwriting loss and SAP combined ratio	$(28.5)	111.6	$(25.5)	115.0	$(54.0)	113.0

($ millions)	Three months ended June 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$202.9		$115.1		$318.0

Net earned premiums	180.5		112.1		292.6
Losses and loss expenses	145.9	80.8	80.1	71.5	226.0	77.2
Underwriting expenses	60.7	29.9	43.7	38.0	104.4	32.8

SAP underwriting loss and SAP combined ratio	$(26.1)	110.7	$(11.7)	109.5	$(37.8)	110.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2010
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums(1)	$408.2		$246.4		$654.6

Net earned premiums	393.0		218.9		611.9
Losses and loss expenses	297.7	75.8	151.3	69.1	449.0	73.4
Underwriting expenses	118.1	28.9	95.1	38.6	213.2	32.6

SAP underwriting loss and SAP combined ratio	$(22.8)	104.7	$(27.5)	107.7	$(50.3)	106.0

($ millions)	Six months ended June 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$376.9		$228.2		$605.1

Net earned premiums	354.3		224.3		578.6
Losses and loss expenses	295.6	83.4	153.7	68.5	449.3	77.7
Underwriting expenses	111.9	29.7	85.7	37.6	197.6	32.7

SAP underwriting loss and SAP combined ratio	$(53.2)	113.1	$(15.1)	106.1	$(68.3)	110.4

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table shows the reconciliation of the one-time impact on net written premiums for the six months ended June 30, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

	Net Written Premiums Reconciliation Table
($ millions)	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Standard auto	$246.9	—	246.9
Nonstandard auto	13.2	(2.1)	15.3
Homeowners	130.9	—	130.9
Other personal	17.2	—	17.2

Total personal	408.2	(2.1)	410.3

Business insurance segment:
Commercial auto	62.6	—	62.6
Commercial multi-peril	64.1	0.7	63.4
Fire & allied lines	49.0	—	49.0
Other & product liability	36.2	—	36.2
Workers’ compensation	21.2	—	21.2
Other business	13.3	—	13.3

Total business	246.4	0.7	245.7

Total net written premiums	$654.6	(1.4)	656.0

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto (standard and nonstandard) and homeowners products, with personal auto representing 40.0% of our total consolidated net written premiums for the six months ended June 30, 2010. Our strategy is to grow our personal lines business in desired geographic locations by introducing new products, enhanced systems and easier-to-use technologies.

During 2010, we continue to enhance our personal lines point of sale portal, netXpressSM, by introducing new rating technologies. In addition to netXpress, our agents are able to quote our products through the use of comparative rating tools. With over 200 different integration points, the State Auto Group received over 845,000 personal lines quotes through comparative raters, bridging solutions and netXpress during the six months ended June 30, 2010, an increase of over 25% compared to the same 2009 period.

CustomFitSM , our standard auto product, provides additional quoting opportunities by allowing our agents to tailor policies to fit the insured’s needs. Further expanding our product portfolio, in the fourth quarter of 2009 we introduced our new homeowners CustomFit product which uses predictive modeling and by-peril rating.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables provide a summary of written and earned premiums, net of reinsurance, by major product line of business for our personal insurance segment for the three and six months ended June 30, 2010 and 2009. The one-time impact of the 2010 pooling changes has been excluded from 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2010	2009	% Change	2010	2009	% Change
Personal insurance segment:
Standard auto	$127.1	117.6	8.1	$246.9	224.4	10.0
Nonstandard auto	6.7	9.2	(27.2)	15.3	20.4	(25.0)
Homeowners	75.3	67.8	11.1	130.9	116.3	12.6
Other personal	9.1	8.3	9.6	17.2	15.8	8.9

Total personal	$218.2	202.9	7.5	$410.3	376.9	8.9

	Net Earned Premiums
	2010	2009	% Change	2010	2009	% Change
Personal insurance segment:
Standard auto	$119.9	106.4	12.7	$236.5	207.9	13.8
Nonstandard auto	7.4	10.1	(26.7)	14.7	20.1	(26.9)
Homeowners	63.6	56.4	12.8	125.2	111.2	12.6
Other personal	8.2	7.6	7.9	16.3	15.1	7.9

Total personal	$199.1	180.5	10.3	$392.7	354.3	10.8

Standard personal auto net written premiums for the three and six months ended June 30, 2010 increased 8.1% and 10.0%, respectively, compared to the same 2009 periods. The State Auto Group’s expansion of its operations within four of our newer states, Texas, Colorado, Arizona and Connecticut, contributed to approximately half of this premium growth in standard personal auto, with recent rate increases accounting for the remainder of the growth. Our auto product, CustomFit, coupled with easier quote capabilities, continues to result in a significant increase in new business quotes. While the number of new business quotes is higher, our issue to quote ratio has begun to decline due to our rate activity.

Nonstandard auto net written premium for the three and six months ended June 30, 2010 decreased 27.2% and 25.0%, respectively, compared to the same 2009 periods. A significant portion of this decline was due to the addition of nonstandard auto business written by SA National to the Pooling Arrangement effective January 1, 2010 (20% of this business is ceded to the Mutual Pooled Companies). Also contributing to this decline was certain underwriting actions taken in 2009 that include increasing rates and terminating certain agencies that failed to consistently perform to our expectations. These actions, coupled with the impact of general economic conditions, continue to result in a reduction of nonstandard auto business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners net written premiums for the three and six months ended June 30, 2010 increased 11.1% and 12.6%, respectively, compared to the same 2009 periods. Rate increases accounted for two-thirds of this premium growth and expansion of our business in Texas, Colorado, Arizona and Connecticut accounted for the remainder of the growth. We continue to aggressively address our rate needs in this line of business, seeking higher rates in 2010. In addition, we intend to continue a state-by-state deployment of our homeowners CustomFit product throughout 2010 and 2011.

Business Insurance Segment Revenue

Our business insurance accounts are primarily small to medium sized exposures where we offer a broad range of both property and liability coverages. Larger exposure accounts are handled in our middle market unit. Property and casualty coverages in the alternative risk transfer and program markets are written through our underwriting management agreement with Risk Evaluation and Design, LLC (“RED”). The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for the three and six months ended June 30, 2010 and 2009. The one-time impact of the 2010 pooling changes has been excluded from 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2010	2009	% Change	2010	2009	% Change
Business insurance segment:
Commercial auto	$38.1	27.2	40.1	$62.6	53.2	17.7
Commercial multi-peril	33.9	24.9	36.1	63.4	49.1	29.1
Fire & allied lines	25.0	24.9	0.4	49.0	49.4	(0.8)
Other & product liability	19.0	19.7	(3.6)	36.2	39.0	(7.2)
Workers’ compensation	11.0	11.5	(4.3)	21.2	24.1	(12.0)
Other commercial	6.9	6.9	—	13.3	13.4	(0.7)

Total business	$133.9	115.1	16.3	$245.7	228.2	7.7

	Net Earned Premiums
	2010	2009	% Change	2010	2009	% Change
Business insurance segment:
Commercial auto	$25.7	26.9	(4.5)	$50.7	54.1	(6.3)
Commercial multi-peril	26.2	24.0	9.2	50.5	48.0	5.2
Fire & allied lines	24.6	24.2	1.7	49.4	48.0	2.9
Other & product liability	17.4	19.1	(8.9)	35.2	38.5	(8.6)
Workers’ compensation	10.3	11.4	(9.6)	20.7	22.3	(7.2)
Other commercial	6.0	6.5	(7.7)	12.4	13.4	(7.5)

Total business	$110.2	112.1	(1.7)	$218.9	224.3	(2.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for the three and six months ended June 30, 2010 increased 16.3% and 7.7%, respectively, compared to the same 2009 periods. The State Auto Group’s underwriting management agreement with RED accounted for approximately 16.2 points and 10.7 points, respectively, of the premium growth for the three and six months ended June 30, 2010. Business insurance continues to be impacted by rate competition and general economic conditions, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure on policies other than RED and middle market business decreased slightly in the first half of 2010. We believe it will be difficult to generate measurable premium growth in our current book of business, other than RED, given the impact of the economy on premium bases such as payrolls, sales and number of vehicles. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

RED, a subsidiary of State Auto Mutual, acts as a managing general underwriter for a variety of property and casualty coverages in the alternative risk transfer and program markets. Through an underwriting management agreement with RED, the State Auto Group writes commercial business and offers insurance coverages for the alternative risk transfer market for business products such as general liability, auto liability, workers’ compensation, property, inland marine, auto physical damage and miscellaneous professional. The insurance coverages written by our Pooled Companies through RED are subject to the Pooling Arrangement. Excluding the impact of the 2010 pooling changes, for the three and six months ended June 30, 2010, this amounted to $7.9 million and $13.6 million, respectively, of commercial multi-peril net written premium, and for commercial auto, $10.8 million for the three and six months ended June 30, 2010. The underwriting management agreement with RED was not in place in 2009.

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

We continue to enhance our insurance policy administration system to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. We have leveraged this functionality with bizXpressSM, our web-based quote system, to give agents the ability to quote businessowners and commercial auto risks on-line, and in the second quarter, we expanded the scope of bizXpress to add workers’ compensation. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. The majority of all transactions in business insurance utilize the straight-through processing technology. The use of this technology has resulted in faster delivery of policies to our agents and their insureds for new business and endorsements.

We have also expanded the eligibility of our businessowners product to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. Through the second quarter 2010, we have implemented our enhanced businessowners product in 28 states.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and LAE

Catastrophe storm losses accounted for much of the variability in the Loss and LAE ratio when comparing the three and six months ended June 30, 2010 to the same 2009 periods. Our catastrophe losses for the three and six months ended June 30, 2010 totaled $57.5 million (18.6 loss ratio points) and $67.6 million (11.0 loss ratio points), respectively, compared to $36.9 million (12.6 loss ratio points) and $80.7 million (14.0 loss ratio points), respectively, for the same 2009 periods.

Members of the State Auto Group maintain a property catastrophe net aggregate excess of loss reinsurance agreement (the “CAT Aggregate Agreement”). See “Reinsurance Arrangements” section for a further discussion of the CAT Aggregate Agreement. Of the twenty catastrophes from which we experienced losses during the first half of 2010, six met the minimum $5.0 million requirement; however, in aggregate we have not exceeded the State Auto Group’s $90 million retention level. Six of the seventeen catastrophes experienced during the first half of 2009 met the minimum $5.0 million requirement and in aggregate exceeded the State Auto Group’s $80 million retention level. Our share of recoveries under the CAT Aggregate Agreement for the three and six months ended June 30, 2009 was $7.6 million, benefitting our loss ratio by 2.6 points and 1.3 points for those periods, respectively.

The following tables provide our insurance segments’ SAP Loss and LAE ratios (“loss ratios”) by major lines of business for the three months ended June 30, 2010 and 2009 with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Three months ended June 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$119.9	$4.6	$73.8	$78.4	3.8	61.6	65.4
Nonstandard auto	7.4	0.2	4.0	4.2	2.7	54.4	57.1
Homeowners	63.6	36.6	39.1	75.7	57.5	61.6	119.1
Other personal	8.2	3.0	4.1	7.1	37.1	48.1	85.2

Total personal	199.1	44.4	121.0	165.4	22.3	60.8	83.1

Business insurance segment:
Commercial auto	25.7	1.3	14.3	15.6	5.0	55.6	60.6
Commercial multi-peril	26.2	5.0	16.5	21.5	19.1	63.2	82.3
Fire & allied lines	24.6	6.3	10.9	17.2	25.8	44.2	70.0
Other & product liability	17.4	—	20.3	20.3	—	116.7	116.7
Workers’ compensation	10.3	—	8.6	8.6	—	83.8	83.8
Other commercial	6.0	0.5	1.6	2.1	7.4	26.5	33.9

Total business	110.2	13.1	72.2	85.3	11.8	65.5	77.3

Total SAP personal and business	$309.3	$57.5	$193.2	$250.7	18.6	62.4	81.0

	($ millions)%
Three months ended June 30, 2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$106.4	$2.6	$71.8	$74.4	2.5	67.4	69.9
Nonstandard auto	10.1	0.2	7.8	8.0	1.5	78.0	79.5
Homeowners	56.4	22.7	36.9	59.6	40.2	65.4	105.6
Other personal	7.6	1.2	2.7	3.9	15.8	35.1	50.9

Total personal	180.5	26.7	119.2	145.9	14.8	66.0	80.8

Business insurance segment:
Commercial auto	26.9	0.3	13.9	14.2	1.1	51.6	52.7
Commercial multi-peril	24.0	2.7	13.6	16.3	11.4	56.6	68.0
Fire & allied lines	24.2	6.8	17.1	23.9	28.2	70.6	98.8
Other & product liability	19.1	—	13.9	13.9	—	72.7	72.7
Workers’ compensation	11.4	—	8.8	8.8	—	77.7	77.7
Other commercial	6.5	0.4	2.6	3.0	5.0	41.7	46.7

Total business	112.1	10.2	69.9	80.1	9.1	62.4	71.5

Total SAP personal and business	$292.6	$36.9	$189.1	$226.0	12.6	64.7	77.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Six months ended June 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$236.5	$5.1	$147.9	$153.0	2.1	62.6	64.7
Nonstandard auto	14.7	0.2	8.8	9.0	1.5	60.2	61.7
Homeowners	125.5	41.7	83.6	125.3	33.2	66.6	99.8
Other personal	16.3	3.1	7.3	10.4	19.2	44.4	63.6

Total personal	393.0	50.1	247.6	297.7	12.8	63.0	75.8

Business insurance segment:
Commercial auto	50.7	1.4	25.5	27.0	2.8	50.5	53.3
Commercial multi-peril	50.5	5.9	30.0	35.9	11.6	59.6	71.2
Fire & allied lines	49.4	9.7	27.0	36.6	19.6	54.5	74.1
Other & product liability	35.2	—	32.1	32.1	—	91.2	91.2
Workers’ compensation	20.7	—	16.4	16.4	—	79.3	79.3
Other commercial	12.4	0.5	2.8	3.3	3.7	21.9	25.6

Total business	218.9	17.5	133.8	151.3	8.0	61.1	69.1

Total SAP personal and business	$611.9	$67.6	$381.4	$449.0	11.0	62.4	73.4

	($ millions)%
Six months ended June 30, 2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$207.9	$3.7	$138.0	$141.7	1.8	66.4	68.2
Nonstandard auto	20.1	0.4	15.6	16.0	1.5	78.0	79.5
Homeowners	111.2	54.4	75.6	130.0	48.9	68.0	116.9
Other personal	15.1	3.1	4.8	7.9	20.4	32.0	52.4

Total personal	354.3	61.6	234.0	295.6	17.4	66.0	83.4

Business insurance segment:
Commercial auto	54.1	0.5	27.9	28.4	0.9	51.5	52.4
Commercial multi-peril	48.0	5.1	25.3	30.4	10.7	52.7	63.4
Fire & allied lines	48.0	13.2	33.9	47.1	27.5	70.6	98.1
Other & product liability	38.5	—	26.0	26.0	—	67.6	67.6
Workers’ compensation	22.3	—	16.3	16.3	—	73.0	73.0
Other commercial	13.4	0.3	5.2	5.5	2.3	39.6	41.9

Total business	224.3	19.1	134.6	153.7	8.5	60.1	68.6

Total SAP personal and business	$578.6	$80.7	$368.6	$449.3	14.0	63.7	77.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In the personal insurance segment, the overall non-cat loss ratio for the three and six months ended June 30, 2010 improved 5.2 points and 3.0 points, respectively, compared to the same 2009 periods. For the three months ended June 30, 2010 the non-cat loss ratios for standard auto and homeowners improved 5.8 points and 3.8 points, respectively, compared to the same 2009 period. The impact of rate increases contributed significantly to the improvement in each line, accounting for almost half of the standard auto improvement and nearly all of the homeowners improvement. In homeowners, we continue to file rate increases in the high single digit to low double digit range, which vary depending upon the state.

In total, the business insurance segment’s non-cat loss ratio for the three and six months ended June 30, 2010 increased 3.1 points and 1.0 points, respectively, compared to the same 2009 periods. The other & product liability non-cat loss ratio for the three months ended June 30, 2010 was 44 points higher than the corresponding 2009 period, driven by an increase in large losses from prior accident years. This deterioration was somewhat offset by improvement in fire & allied lines due to a reduction in large losses. The fire & allied lines non-cat loss ratio for the three months ended June 30, 2010 is 26.4 points lower than for the corresponding 2009 period. Intense competition in the business insurance segment continues to impact our ability to implement price increases where needed.

Loss and loss expenses payable by major line of business at June 30, 2010 and December 31, 2009, respectively, are shown in the following table:

($ millions)	June 30, 2010	December 31, 2009	January 1, 2010 (1)	$ Change (2)
Personal insurance segment:
Standard auto	$218.1	216.3	216.3	1.8
Nonstandard auto	14.1	20.2	16.2	(2.1)
Homeowners	108.5	75.7	75.7	32.8
Other personal	16.5	13.4	13.4	3.1

Total personal	357.2	325.6	321.6	35.6

Business insurance segment:
Commercial auto	91.7	93.7	93.7	(2.0)
Commercial multi-peril	97.0	89.3	89.3	7.7
Fire & allied lines	38.0	33.8	33.8	4.2
Other & product liability	177.1	167.1	167.1	10.0
Workers’ compensation	103.6	103.8	103.8	(0.2)
Other commercial	5.8	6.1	6.1	(0.3)

Total business	513.2	493.8	493.8	19.4

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$870.4	819.4	815.4	55.0

(1)

The December 31, 2009 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable ceded to the Mutual Pooled Companies on January 1, 2010 due to the 2010 pooling changes.

(2)	Calculated based on June 30, 2010 change from January 1, 2010.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable increased $55.0 million since January 1, 2010, primarily due to catastrophe related losses impacting homeowners, commercial multi-peril and fire & allied lines, as well as an increase in large losses for other & product liability occurring in second quarter 2010. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratios were 33.7% and 33.6% for the three and six months ended June 30, 2010, respectively, compared to 33.5% and 33.4% for the same 2009 periods.

In the second quarter of 2009, we initiated a plan to reorganize our field and claims operations. Total restructuring charges, including employee termination benefits, benefit plan curtailment impact, relocation packages, and costs associated with ceasing to use leased properties, are estimated to be approximately $7.5 million through the fourth quarter 2010, the expected completion date for the reorganization. We recognized restructuring costs totaling $0.2 million and $1.6 million during the three and six months ended June 30, 2010, which increased our GAAP Loss and LAE ratios by 0.0 points and 0.2 points, respectively, and our GAAP expense ratios by 0.0 points and 0.1 points, respectively. During the second quarter of 2009, we recognized restructuring costs totaling $1.0 million, which for the three and six months ended June 30, 2009, increased our GAAP Loss and LAE ratios by 0.2 points and 0.1 points, respectively, and our GAAP expense ratios by 0.2 points and 0.1 points, respectively. See Note 8, “Restructuring Costs” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Investment Operations Segment

At June 30, 2010, our investments in fixed maturity, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2009 Compared to 2008 – Investment Operations Segment” in Item 7 of the 2009 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Composition of Investment Portfolio

The following table provides the composition of our investment portfolio at carrying value at June 30, 2010 and December 31, 2009, respectively:

($ millions)	June 30, 2010	% of Total	December 31, 2009	% of Total
Cash and cash equivalents	$66.0	2.9	$90.3	4.0
Fixed maturities, at fair value:
Fixed maturities	1,715.6	74.4	1,691.8	74.5
Treasury inflation-protected securities	159.4	6.9	140.0	6.2

Total fixed maturities	1,875.0	81.3	1,831.8	80.7
Notes receivable from affiliate	70.0	3.0	70.0	3.1
Equity securities, at fair value:
Large-cap equity securities	194.7	8.4	196.1	8.6
Small-cap equity securities	36.0	1.6	28.0	1.2

Total equity securities	230.7	10.0	224.1	9.8
Other invested assets, at fair value:
International instruments	59.1	2.6	48.3	2.1
Other invested assets	3.9	0.1	4.0	0.2

Total other invested assets, at fair value	63.0	2.7	52.3	2.3
Other invested assets, at cost	1.0	0.1	0.9	0.1

Total portfolio	$2,305.7	100.0	$2,269.4	100.0

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The amortized cost and fair value of unaffiliated fixed maturities at June 30, 2010, by contractual maturity, were as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$34.1	34.2
Due after 1 year through 5 years	301.4	310.0
Due after 5 years through 10 years	508.8	535.3
Due after 10 years	679.1	700.7
U.S. government agencies residential mortgage-backed securities	283.2	294.8

Total	$1,806.6	1,875.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.46 years and 4.99 years as of June 30, 2010 and December 31, 2009, respectively.

Investment Operations Revenue

Net investment income for the three months ended June 30, 2010 remained flat when compared to the same 2009 period, while increasing $2.2 million for the six months ended June 30, 2010 compared to the same 2009 period. For the three months ended June 30, 2010, our investment yield decreased to 3.8% from 4.1%, and for the six months ended June 30, 2010, remained consistent at 3.8%, when compared to the same 2009 periods. These changes were primarily due to the following factors.

•

Between June 30, 2010 and 2009 our Treasury Inflation-Protected Securities (“TIPS”) exposure, at amortized cost, increased to $152.6 million from $87.7 million, respectively. During the first six months of 2010, the TIPS amortized cost value, which is dependent on changes in the CPI Index, increased by $1.5 million compared to a decline of $0.9 million in the same 2009 period, while the change for the three month period was flat.

•

Interest earned on notes receivable from affiliate was $1.2 million and $2.4 million for the three and six months ended June 30, 2010, compared to $0.7 for both the three and six months ended June 30, 2009. Our Credit Agreements with State Auto Mutual were entered into during the second quarter of 2009.

•	An increase in the amount of high dividend paying equities held when compared to 2009.
•

These increases were partially offset by a decline in returns on fixed income securities due to a shift in this portfolio where we are now holding fewer long duration tax exempt bonds earning higher rates of return to holding higher levels of taxable bonds with shorter durations and lower rates of return compared to the same 2009 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Gross investment income:
Fixed income securities	$18.5	19.5	$37.0	36.7
Equity securities	1.5	0.8	2.6	1.7
Other	1.4	0.8	2.7	1.3

Total gross investment income	21.4	21.1	42.3	39.7
Less: Investment expenses	0.6	0.3	1.0	0.6

Net investment income	$20.8	20.8	$41.3	39.1

Average invested assets (at cost)	$2,206.5	2,043.9	$2,198.5	2,065.5
Annualized investment yield	3.8%	4.1	3.8%	3.8
Annualized investment yield, after tax	3.1%	3.5	3.1%	3.4
Net investment income, after tax	$16.8	18.0	$33.6	34.7
Effective tax rate	19.2%	13.6	18.7%	11.4

Realized gains and losses on investments are summarized as follows:

	Three months ended June 30, 2010		Six months ended June 30, 2010
($ millions)	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.2	14.6	$1.1	51.4
Equity securities	3.4	15.3	7.3	29.9

Total realized gains	3.6	29.9	8.4	81.3

Realized losses:
Fixed maturities	—	—	—	—
Equity securities:
Sales	(1.7)	7.7	(2.5)	12.6
OTTI	(1.6)	—	(2.4)	—

Total realized losses	(3.3)	7.7	(4.9)	12.6

Net realized gains on investments	$0.3	37.6	$3.5	93.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

During the three and six months ended June 30, 2010, several of our fixed maturities, principally municipal bonds, were sold to reduce the risk of over-exposure in certain geographic areas or issuers, resulting in realized gains. Proceeds from the bonds were used to purchase taxable bonds. Equity sales were executed for various reasons in 2010, including the achievement of our price target. We recognized realized losses on the sale of three large-cap equity securities in response to a continuing decline in stock price and negative outlook announcements which in our opinion diminished the future business prospects on these securities.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2009 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2010 or 2009.

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

The following table provides a detailed breakdown of OTTI charges by security type:

	Three months ended June 30, 2010		Six months ended June 30, 2010
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap equity securities	—	$—	1	$(0.3)
Small-cap equity securities	29	(1.6)	46	(2.1)

Total OTTI	29	$(1.6)	47	$(2.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses

The following table provides detailed information on our available-for-sale investment portfolio at fair value for our gross unrealized gains and losses at June 30, 2010:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$452.9	$13.0	133	$—	2	$465.9
Obligations of states and political subdivisions	957.0	37.4	416	(0.7)	25	993.7
Corporate securities	113.5	7.1	63	—	—	120.6
U.S. government agencies residential mortgage-backed securities	283.2	12.0	91	(0.4)	11	294.8

Total fixed maturities	1,806.6	69.5	703	(1.1)	38	1,875.0

Equity securities:
Large-cap equity securities	183.1	21.2	39	(9.6)	36	194.7
Small-cap equity securities	33.0	3.0	43	—	—	36.0

Total equity securities	216.1	24.2	82	(9.6)	36	230.7
Other invested assets	60.1	3.5	3	(0.6)	2	63.0

Total available-for-sale investments	$2,082.8	$97.2	788	$(11.3)	76	$2,168.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table presents a summary of our unrealized gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at June 30, 2010 and December 31, 2009, respectively, and the change in unrealized gains, net of deferred tax, for the three months ended June 30, 2010:

($ millions)	June 30, 2010	December 31, 2009	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$68.4	43.7	24.7
Equity securities	14.6	34.4	(19.8)
Other invested assets	2.9	8.2	(5.3)

Unrealized gains	85.9	86.3	(0.4)

Deferred federal income tax liability	(30.1)	(30.2)	0.1

Unrealized gains, net of tax	$55.8	56.1	(0.3)

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2010 and December 31, 2009.

As of June 30, 2010, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

Other Income Statement Items

Federal income tax (benefit) expense for the three and six months ended June 30, 2010 was $(3.8) million and $3.9 million, respectively. Federal income tax (benefit) expense for the three and six months ended June 30, 2010 was determined using an annual effective tax rate for 2010. We would have had a tax benefit for the six month period but for a one-time tax charge of $4.5 million which was recognized in the first quarter 2010 related to the recently enacted federal health care legislation. This legislation eliminated the tax benefit associated with Medicare Part D subsidies we receive for providing qualifying prescription drug coverage to retirees.

For the six months ended June 30, 2009, the uncertainty of the Company’s expected full year results at the time precluded the Company from making a reliable estimate of the annual effective tax rate. Accordingly, we recorded a tax benefit based on the actual results for the six months ended June 30, 2009.

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

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2010 and December 31, 2009, we had $66.0 million and $90.3 million, respectively, in cash and cash equivalents, and $2,168.7 million and $2,108.2 million, respectively, of total available-for-sale investments at fair value. Included in our fixed maturities available-for-sale at fair value was $66.4 million and $56.9 million of securities on deposit with insurance regulators as required by law at June 30, 2010 and December 31, 2009, respectively. In addition, substantially all of our fixed maturity and equity securities are traded in public markets.

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

Net cash provided by operating activities was $42.9 million for the first six months of 2010 compared to $5.1 million for the same 2009 period. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or in federal income taxes paid. The increase in net cash provided by operating activities in the second quarter 2010 was primarily the result of an increase in the level of premiums received and a reduction in the level of loss and loss expenses paid. We made a $4.0 million cash contribution to the defined benefit plan during the first six months of 2010 compared to a cash contribution of $10.0 million in the same 2009 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $57.5 million during first six months of 2010 compared to $41.1 million in the same 2009 period. During early 2009 we maintained higher cash balances to avoid selling assets at depressed prices for any cash needs that might arise in the course of business such as settling claims associated with the high level of catastrophes that occurred in first quarter 2009 and in late 2008.

Net cash used in financing activities was $9.7 million during the first six months of 2010 compared to $10.0 million during the same 2009 period.

On May 7, 2010, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend was payable on June 30, 2010, to shareholders of record on June 14, 2010. This is the 76th consecutive quarterly cash dividend declared by State Auto Financial’s Board since we had our initial public offering of common stock on June 28, 1991.

During the second quarter 2010, SA National paid a dividend of $40.0 million to State Auto Financial, and State Auto Financial made a capital contribution of $21.0 million to State Auto P&C. The SA National dividend was considered extraordinary for regulatory purposes.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of June 30, 2010, State Auto Financial had not made any borrowings and was in compliance with all covenants related to the Credit Facility.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2010 and 2009 were 4.7% and 4.9%, respectively.

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

As of January 1, 2010, members of the State Auto Group renewed their CAT Aggregate Agreement, a net aggregate excess of loss reinsurance agreement which covers PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Under the terms of the renewal, on an aggregate basis, the members of the State Auto Group combined retain the first $90.0 million of covered loss. During 2009, the aggregate retention under this agreement was $80.0 million.

As of July 1, 2010, we reviewed and renewed our property per risk, property catastrophe, casualty, workers’ compensation and workers’ compensation catastrophe reinsurance programs. There were no material changes to the terms of these reinsurance programs, and the change in cost is not expected to be material to our quarter or year to date results of operations.

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

Except as described in the preceding paragraphs, there have been no material changes in our reinsurance arrangements since December 31, 2009. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2009 Form 10-K.

Regulatory Considerations

At June 30, 2010, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2009 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
04/01/10 thru 04/30/10	—		—	—	—
05/01/10 thru 05/31/10	4,765	(1)	19.04	—	—
06/01/10 thru 06/30/10	—		—	—	—

Total	4,765		$19.04	—

(1)	These shares acquired as a result of stock option exercises.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies, Amended and Restated as of May 1, 2010

10.02	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective as of July 1, 2010)

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 5, 2010	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)