Form 10-Q
period 2010-09-30
State Auto Financial CORP
filed 2010-11-03
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Yes  ☐    No   ☒

On October 29, 2010, the Registrant had 40,067,233 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2010

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2010 (unaudited)	December 31 2009 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,846.3 and $1,788.1, respectively)	$1,939.9	1,831.8
Equity securities, available-for-sale, at fair value (cost $208.3 and $189.7, respectively)	245.0	224.1
Other invested assets, available-for-sale, at fair value (cost $64.1 and $44.1, respectively)	76.0	52.3
Other invested assets	1.0	0.9
Notes receivable from affiliate	70.0	70.0

Total investments	2,331.9	2,179.1
Cash and cash equivalents	98.3	90.3
Accrued investment income and other assets	27.2	35.1
Deferred policy acquisition costs	150.2	127.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.0 and $0.1, respectively)	20.9	20.8
Prepaid reinsurance premiums (affiliates none)	7.6	7.2
Due from affiliate	2.1	7.7
Current federal income taxes	23.5	9.1
Net deferred federal income taxes	60.6	75.9
Property and equipment, at cost	11.7	12.0

Total assets	$2,734.0	2,564.5

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $377.0 and $346.2, respectively)	$891.4	840.2
Unearned premiums (affiliates $229.1 and $180.7, respectively)	623.1	547.0
Notes payable (affiliates $15.5 and $15.5, respectively)	116.9	117.2
Postretirement and pension benefits	174.9	150.4
Other liabilities	80.1	60.3

Total liabilities	1,886.4	1,715.1
Stockholders’ equity
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.8 and 46.6 shares issued, respectively, at stated value of $2.50 per share	117.0	116.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.7)
Additional paid-in capital	120.6	115.8
Accumulated other comprehensive income (loss)	21.3	(2.9)
Retained earnings	704.5	735.6

Total stockholders’ equity	847.6	849.4

Total liabilities and stockholders’ equity	$2,734.0	2,564.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2010	2009
Earned premiums (ceded to affiliates $205.7 and $188.8, respectively)	$318.3	298.3
Net investment income (affiliates $1.3 and $1.2, respectively)	19.3	21.6
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.6)	(0.9)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	3.4	4.5

Total net realized gain on investments	2.8	3.6
Other income (affiliates $0.3 and $0.5, respectively)	0.3	1.0

Total revenues	340.7	324.5

Losses and loss expenses (ceded to affiliates $146.3 and $126.3, respectively)	232.6	203.8
Acquisition and operating expenses	104.3	102.0
Interest expense (affiliates $0.2 and $0.2, respectively)	1.7	1.8
Other expenses	2.3	3.2

Total expenses	340.9	310.8

(Loss) income before federal income taxes	(0.2)	13.7

Federal income tax (benefit) expense	(0.4)	0.7

Net income	$0.2	13.0

Income per common share:
Basic	$0.01	0.33

Diluted	$—	0.33

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2010	2009
Earned premiums (ceded to affiliates $612.0 and $552.9, respectively)	$929.9	876.9
Net investment income (affiliates $3.7 and $1.9, respectively)	60.6	60.7
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(3.1)	(7.9)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	9.4	2.7

Total net realized gain (loss) on investments	6.3	(5.2)
Other income (affiliates $1.2 and $1.7, respectively)	1.4	3.0

Total revenues	998.2	935.4

Losses and loss expenses (ceded to affiliates $439.9 and $416.1, respectively)	684.7	654.1
Acquisition and operating expenses	309.8	295.4
Interest expense (affiliates $0.5 and $0.6, respectively)	5.3	5.6
Other expenses	8.0	9.2

Total expenses	1,007.8	964.3

Loss before federal income taxes	(9.6)	(28.9)

Federal income tax expense (benefit)	3.5	(24.7)

Net loss	$(13.1)	(4.2)

Loss per common share:
Basic	$(0.33)	(0.11)

Diluted	$(0.33)	(0.11)

Dividends paid per common share	$0.45	0.45

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2010	2009
Cash flows from operating activities:
Net loss	$(13.1)	(4.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	6.5	9.4
Share-based compensation	2.9	2.9
Net realized (gain) loss on investments	(6.3)	5.2
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(23.2)	(8.3)
Accrued investment income and other assets	0.7	(0.1)
Postretirement and pension benefits	5.7	(2.1)
Other liabilities and due to/from affiliates, net	0.1	(25.1)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.6)	(4.1)
Losses and loss expenses payable	55.2	48.7
Unearned premiums	77.5	42.9
Excess tax benefits on share based awards	0.3	—
Federal income taxes	(12.0)	(11.8)

Cash provided from pooling change, January 1, 2010 (Note 4)	3.7	—

Net cash provided by operating activities	97.4	53.4

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(326.8)	(368.8)
Purchases of equity securities – available-for-sale	(78.2)	(44.5)
Purchases of other invested assets	(20.6)	(2.9)
Maturities, calls and pay downs of fixed maturities – available-for-sale	218.2	94.5
Sales of fixed maturities – available-for-sale	70.2	278.2
Sales of equity securities – available-for-sale	63.0	27.1
Sales of other invested assets	0.6	0.7
Notes to affiliate	—	(70.0)
Net additions of property and equipment	—	(0.1)

Net cash used in investing activities	(73.6)	(85.8)

Cash flows from financing activities:
Proceeds from issuance of common stock	2.2	1.8
Payment of dividends	(18.0)	(17.8)

Net cash used in financing activities	(15.8)	(16.0)

Net increase (decrease) in cash and cash equivalents	8.0	(48.4)

Cash and cash equivalents at beginning of period	90.3	150.5

Cash and cash equivalents at end of period	$98.3	102.1

Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.7, respectively)	$3.7	3.8

Federal income taxes paid (received)	$15.2	(12.9)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements n the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in the accompanying Note 3.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Pending Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2011, with early adoption permitted. Retrospective application is also permitted, but not required. The Company is still assessing the impact the provisions of the new guidance will have on its consolidated financial statements.

2. Investments

The following tables summarize the cost or amortized cost and fair value of available-for-sale securities at September 30, 2010 and December 31, 2009:

($ millions)		Gross	Gross
At September 30, 2010:	Cost or amortized cost	unrealized holding gains	unrealized holding losses	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$472.3	17.5	—	489.8
Obligations of states and political subdivisions	917.4	53.6	—	971.0
Corporate securities	118.9	10.0	—	128.9
U.S. government agencies residential mortgage-backed securities	337.7	13.2	(0.7)	350.2

Total fixed maturities	1,846.3	94.3	(0.7)	1,939.9
Equity securities:
Large-cap equity securities	175.6	32.6	(2.0)	206.2
Small-cap equity securities	32.7	6.1	—	38.8

Total equity securities	208.3	38.7	(2.0)	245.0
Other invested assets	64.1	11.9	—	76.0

Total available-for-sale securities	$2,118.7	144.9	(2.7)	2,260.9

($ millions)		Gross	Gross
At December 31, 2009:	Cost or amortized cost	unrealized holding gains	unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$348.4	5.9	(1.4)	352.9
Obligations of states and political subdivisions	1,046.9	33.2	(1.5)	1,078.6
Corporate securities	97.4	2.4	(0.1)	99.7
U.S. government agencies residential mortgage-backed securities	295.4	6.4	(1.2)	300.6

Total fixed maturities	1,788.1	47.9	(4.2)	1,831.8
Equity securities:
Large-cap equity securities	164.7	31.6	(0.2)	196.1
Small-cap equity securities	25.0	3.0	—	28.0

Total equity securities	189.7	34.6	(0.2)	224.1
Other invested assets	44.1	8.2	—	52.3

Total available-for-sale securities	$2,021.9	90.7	(4.4)	2,108.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables reflect the Company’s gross unrealized losses and fair value on its investments, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
At September 30, 2010:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$16.5	$—	4	$—	$—	—	$16.5	$—	4
Obligations of states and political subdivisions	4.2	—	2	—	—	—	4.2	—	2
Corporate securities	0.6	—	1	—	—	—	0.6	—	1
U.S. government agencies residential mortgage-backed securities	59.9	(0.3)	12	17.6	(0.4)	8	77.5	(0.7)	20

Total fixed maturities	81.2	(0.3)	19	17.6	(0.4)	8	98.8	(0.7)	27
Large-cap equity securities	26.8	(1.8)	9	2.4	(0.2)	2	29.2	(2.0)	11

Total temporarily impaired securities	$108.0	$(2.1)	28	$20.0	$(0.6)	10	$128.0	$(2.7)	38

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
At December 31, 2009:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$121.9	$(1.4)	53	$—	$—	—	$121.9	$(1.4)	53
Obligations of states and political subdivisions	92.6	(1.0)	39	26.0	(0.5)	9	118.6	(1.5)	48
Corporate securities	15.5	(0.1)	10	—	—	—	15.5	(0.1)	10
U.S. government agencies residential mortgage-backed securities	52.8	(0.4)	14	22.0	(0.8)	11	74.8	(1.2)	25

Total fixed maturities	282.8	(2.9)	116	48.0	(1.3)	20	330.8	(4.2)	136
Large-cap equity securities	14.9	(0.2)	6	—	—	—	14.9	(0.2)	6

Total temporarily impaired securities	$297.7	$(3.1)	122	$48.0	$(1.3)	20	$345.7	$(4.4)	142

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized losses recognized for the three and nine months ended September 30 related to other-than-temporary impairments on the Company’s investment portfolio are summarized as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Equity securities:
Large-cap equity securities	$—	(0.8)	$(0.3)	(6.9)
Small-cap equity securities	(0.6)	(0.1)	(2.8)	(1.0)

Total other-than-temporary impairments	$(0.6)	(0.9)	$(3.1)	(7.9)

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three and nine months ended September 30, 2010 and 2009. The Company reviewed its investments at September 30, 2010 and 2009, and determined no additional other-than-temporary impairments existed in the gross unrealized holding losses.

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

The amortized cost and fair value of available-for-sale fixed maturities at September 30, 2010, by contractual maturity, are as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.5	49.7
Due after 1 year through 5 years	368.8	382.2
Due after 5 years through 10 years	484.0	517.5
Due after 10 years	606.3	640.3
U.S. government agencies residential mortgage-backed securities	337.7	350.2

Total	$1,846.3	1,939.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $70.4 million and $56.9 million were on deposit with insurance regulators as required by law at September 30, 2010 and December 31, 2009, respectively.

Components of net investment income for the three and nine months ended September 30 are summarized as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Fixed maturities	$17.1	19.8	$54.1	56.4
Equity securities	1.4	0.8	4.0	2.5
Cash and cash equivalents, and other	1.4	1.2	4.1	2.6

Investment income	19.9	21.8	62.2	61.5
Investment expenses	0.6	0.2	1.6	0.8

Net investment income	$19.3	21.6	$60.6	60.7

The Company’s current investment strategy does not rely on the use of derivative financial instruments. See Note 3 for additional fair value disclosures.

Proceeds on sales of available-for-sale securities for the three and nine months ended September 30, 2010 were $41.9 million and $135.8 million, respectively, and for the three and nine months ended September 30, 2009 were $105.9 million and $310.7 million, respectively.

The unrealized holding gains and losses, net of applicable deferred federal income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net loss. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Realized and unrealized holding gains and losses for the three and nine months ended September 30 are summarized as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Realized gains:
Fixed maturities	$0.6	2.0	$1.8	5.2
Equity securities	3.4	2.7	10.7	4.0

Total realized gains	4.0	4.7	12.5	9.2
Realized losses:
Fixed maturities	—	—	—	(0.1)
Equity securities:
Sales	(0.6)	(0.2)	(3.1)	(6.4)
OTTI	(0.6)	(0.9)	(3.1)	(7.9)

Total realized losses	(1.2)	(1.1)	(6.2)	(14.4)

Net realized gain (loss) on investments	$2.8	3.6	$6.3	(5.2)

Change in unrealized holding gains:
Fixed maturities	$25.2	47.9	$49.9	78.5
Equity securities	22.1	17.0	2.3	28.4
Other invested assets	9.0	5.8	3.7	7.7
Deferred federal income tax liability thereon	(19.6)	(24.7)	(19.5)	(40.1)
Valuation allowance	—	—	—	2.6

Change in net unrealized holding gains	$36.7	46.0	$36.4	77.1

There was a deferred federal income tax liability on the net unrealized holding gains at September 30, 2010 and December 31, 2009, of $49.7 million and $30.2 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2010 and December 31, 2009, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the nine months ended September 30, 2010 and 2009.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value:

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for one security discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3.

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $71.8 million and $48.3 million at September 30, 2010 and December 31, 2009, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds, which were historically classified as a Level 3, were transferred out of Level 3 and into Level 2 as of October 1, 2009.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table reflects the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2010 and December 31, 2009:

($ millions)		Quoted prices
At September 30, 2010:	Total	in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$489.8	—	489.8	—
Obligations of states and political subdivisions	971.0	—	971.0	—
Corporate securities	128.9	—	126.2	2.7
U.S. government agencies residential mortgage-backed securities	350.2	—	350.2	—

Total fixed maturities	1,939.9	—	1,937.2	2.7
Equity securities:
Large-cap equity securities	206.2	206.2	—	—
Small-cap equity securities	38.8	38.8	—	—

Total equity securities	245.0	245.0	—	—
Other invested assets	76.0	4.2	71.8	—

Total available-for-sale investments	$2,260.9	249.2	2,009.0	2.7

($ millions)		Quoted prices
At December 31, 2009:	Total	in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.9	—	352.9	—
Obligations of states and political subdivisions	1,078.6	—	1,078.6	—
Corporate securities	99.7	—	97.4	2.3
U.S. government agencies residential mortgage-backed securities	300.6	—	300.6	—

Total fixed maturities	1,831.8	—	1,829.5	2.3
Equity securities:
Large-cap equity securities	196.1	196.1	—	—
Small-cap equity securities	28.0	28.0	—	—

Total equity securities	224.1	224.1	—	—
Other invested assets	52.3	4.0	48.3	—

Total available-for-sale investments	$2,108.2	228.1	1,877.8	2.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2010 and for the year ended December 31, 2009, separately for each major category of assets is as follows:

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains and losses	—
Included in other comprehensive income – total gains or losses unrealized	0.1
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	2.4
Total realized gains and losses	—
Included in other comprehensive income – total gains or losses unrealized	0.2
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	2.6
Total realized gains and losses	—
Included in other comprehensive income – total gains or losses unrealized	0.1
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at September 30, 2010	$2.7

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2009	$2.3	28.8
Total realized gains and losses	—	5.7
Included in other comprehensive loss – total gains or losses unrealized	—	0.9
Purchases, issuances, and settlements	—	1.9
Transfers in and/or (out) of Level 3	—	(37.3)

Balance at December 31, 2009	$2.3	—

Below is a summary of the carrying value and fair value of financial instruments at September 30, 2010:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$1,939.9	1,939.9	See above
Equity securities, available-for-sale, at fair value	245.0	245.0	See above
Other invested assets, available-for-sale, at fair value	76.0	76.0	See above
Notes receivable from affiliate	70.0	75.2	See Note 5
Liabilities:
Notes payable	116.9	120.8	See Note 6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides a summary of the Company’s reinsurance transactions with other insurers and reinsurers, as well as reinsurance transactions with affiliates:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Premiums earned:
Assumed from other insurers and reinsurers	$0.6	1.3	$2.6	3.9
Assumed under State Auto Pool and other affiliate arrangements	317.9	288.8	929.9	847.3
Ceded to other insurers and reinsurers	(7.1)	(6.4)	(20.4)	(19.9)
Ceded under State Auto Pool and other affiliate arrangements	(205.7)	(188.8)	(612.0)	(552.9)

Net assumed premiums earned	$105.7	94.9	$300.1	278.4

Losses and loss expenses incurred:
Assumed from other insurers and reinsurers	$0.7	1.1	$1.7	2.0
Assumed under State Auto Pool and other affiliate arrangements	230.8	194.7	679.8	628.1
Ceded to other insurers and reinsurers	(5.1)	(4.5)	(4.1)	(13.5)
Ceded under State Auto Pool and other affiliate arrangements	(146.3)	(126.3)	(439.9)	(416.1)

Net assumed losses and loss expenses incurred	$80.1	65.0	$237.5	200.5

5. Transactions with Affiliates

In May 2009, the Company entered into two separate Credit Agreements with State Auto Mutual, in which it loaned State Auto Mutual $70.0 million for ten years. Under these agreements, State Auto Financial earned interest of $1.3 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, and $1.2 million and $1.9 million for the three and nine months ended September 30, 2009. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Notes receivable at September 30, 2010 and December 31, 2009, consisted of the following:

($ millions, except interest rates)	September 30, 2010			December 31, 2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.2	7.00%	$70.0	$69.9	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Notes Payable

The carrying amount of the Subordinated Debentures included in notes payable on the condensed consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The fair value of the Senior Notes is based on the quoted market price. Notes payable at September 30, 2010 and December 31, 2009, consisted of the following:

($ millions, except interest rates)	September 30, 2010			December 31, 2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.4	$105.3	6.25%	$101.7	$101.8	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.50	15.5	15.5	4.46

Total notes payable	$116.9	$120.8		$117.2	$117.3

7. Income Taxes

Federal income tax (benefit) expense for the three and nine months ended September 30, 2010 was $(0.4) million and $3.5 million, respectively. Federal income tax (benefit) expense for the three and nine months ended September 30, 2010 was determined using an annual effective tax rate for 2010. The Company would have had a tax benefit for the nine month period but for a one-time tax charge of $4.5 million which was recognized in the first quarter 2010 related to the recently enacted federal health care legislation. This legislation eliminated the tax benefit associated with Medicare Part D subsidies the Company receives for providing qualifying prescription drug coverage to retirees.

For the nine months ended September 30, 2009, the uncertainty of the Company’s expected full year results at the time precluded the Company from making a reliable estimate of the annual effective tax rate. Accordingly, the Company recorded a tax benefit based on the actual results for the nine months ended September 30, 2009.

8. Restructuring Costs

In June 2009, the Company initiated a plan to restructure its field and claims operations. Restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, related to this reorganization have been recognized in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC. Consideration of this restructuring resulted in a curtailment of the Company’s pension and postretirement benefit plans, due to the elimination of expected years of future services of those impacted employees. The Company recognized restructuring costs totaling $0.9 million and $2.5 million during the three and nine months ended September 30, 2010, respectively, and anticipates additional charges of approximately $0.1 million through the fourth quarter 2010, the expected completion date of the restructuring. The Company recognized restructuring costs totaling $3.1 million and $4.1 million, for the three and nine months ended September 30, 2009, respectively. These charges are included in losses and loss expenses and acquisition and operating expenses on the condensed consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Total cumulative estimated costs to be incurred, costs incurred during the three and nine months ended September 30, 2010 and 2009, and total cumulative costs incurred through September 30, 2010 were as follows:

($ millions)	Total cumulative estimated costs to be incurred	Three months ended September 30,		Nine months ended September 30,		Cumulative costs incurred through September 30, 2010
		2010	2009	2010	2009
Employee termination benefits	$7.2	0.7	2.5	2.4	3.2	6.9
Relocation costs	2.7	0.2	0.5	1.0	0.8	2.4
Lease termination	0.4	—	0.2	0.2	0.2	0.4
Benefit plan curtailment gain	(2.9)	—	(0.1)	(1.1)	(0.1)	(2.4)

Total	$7.4	0.9	3.1	2.5	4.1	7.3

These costs were allocated to the Company’s insurance segments as follows:

($ millions)	Total cumulative estimated costs to be incurred	Three months ended September 30,		Nine months ended September 30,		Cumulative costs incurred through September 30, 2010
		2010	2009	2010	2009
Personal insurance	$3.8	0.4	1.7	1.3	2.3	3.8
Business insurance	3.6	0.5	1.4	1.2	1.8	3.5

Total	$7.4	0.9	3.1	2.5	4.1	7.3

Activity for the nine months ended September 30, 2010 was as follows:

($ millions)	Balance of liability at January 1, 2010	Costs incurred during the nine months ended September 30, 2010	Amounts paid during the nine months ended September 30, 2010	Balance of liability at September 30, 2010
Employee termination benefits	$3.9	2.4	3.1	3.2
Relocation costs	—	1.0	1.0	—
Lease termination	0.1	0.2	0.1	0.2
Benefit plan curtailment gain (non-cash item)	—	(1.1)	—	—

Total	$4.0	2.5	4.2	3.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Pension and Postretirement Benefit Plans

The following table provides components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans:

	Pension		Postretirement		Pension		Postretirement
($ millions)	Three months ended September 30				Nine months ended September 30
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2.7	2.3	$1.1	1.1	$8.0	7.8	$3.4	3.8
Interest cost	3.8	3.5	1.4	1.3	11.2	10.8	4.2	4.9
Expected return on plan assets	(4.3)	(4.2)	(0.1)	—	(13.1)	(14.1)	(0.2)	(0.1)
Curtailment loss (gain)	—	0.3	—	(0.6)	—	0.3	(1.1)	(0.6)
Amortization of:
Prior service costs (benefits)	0.1	0.1	(0.5)	(1.4)	0.3	0.3	(1.3)	(1.3)
Transition assets	(0.2)	(0.1)	—	—	(0.6)	(0.4)	—	—
Net loss	1.9	1.2	—	0.1	4.9	3.8	—	0.3

Net periodic cost	$4.0	3.1	$1.9	0.5	$10.7	8.5	$5.0	7.0

For the nine months ended September 30, 2010, the Company has contributed $8.0 million in cash to its pension plan, and expects to contribute $13.0 million during 2010.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Numerator:
Net income (loss) for basic earnings (loss) per share	$0.2	13.0	$(13.1)	(4.2)

Denominator:
Basic weighted average shares outstanding	40.0	39.7	39.9	39.7
Effect of dilutive share-based awards	0.1	0.2	—	—

Diluted weighted average shares outstanding	40.1	39.9	39.9	39.7

Basic earnings (loss) per share	$0.01	0.33	$(0.33)	(0.11)
Diluted earnings (loss) per share	$—	0.33	$(0.33)	(0.11)

The following number of options to purchase shares of common stock was not included in the computation of diluted (loss) earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Number of options	3.3	2.4	2.5	2.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Net income (loss)	$0.2	13.0	$(13.1)	(4.2)
Other comprehensive income:
Change in unrealized holding gains, net of tax	36.7	46.0	36.4	77.1
Amortization of gain on derivative used in cash flow hedge	—	—	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax	0.9	(0.1)	(12.1)	13.2

Total other comprehensive income	37.6	45.9	24.2	90.2

Comprehensive income	$37.8	58.9	$11.1	86.0

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table provides financial information regarding the Company’s reportable segments:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Revenues from external sources:
Insurance segments
Personal insurance	$201.7	186.9	$594.7	541.2
Business insurance	116.3	111.4	335.2	335.7

Total insurance segments	318.0	298.3	929.9	876.9
Investment operations segment
Net investment income	19.3	21.6	60.6	60.7
Net realized capital gains (losses)	2.8	3.6	6.3	(5.2)

Total investment operations segment	22.1	25.2	66.9	55.5
All other	0.3	1.0	1.4	3.0

Total revenues from external sources	340.4	324.5	998.2	935.4
Intersegment revenues:	2.5	2.4	7.3	7.2

Total revenues	342.9	326.9	1,005.5	942.6
Reconciling items:
GAAP premium adjustment	0.3	—	—	—
Eliminate intersegment revenues	(2.5)	(2.4)	(7.3)	(7.2)

Total consolidated revenues	$340.7	324.5	$998.2	935.4

Segment loss before federal income tax:
Insurance segments
Personal insurance SAP underwriting loss	$(0.5)	(2.8)	$(23.2)	(55.9)
Business insurance SAP underwriting loss	(24.1)	(1.6)	(51.7)	(17.0)

Total insurance segments	(24.6)	(4.4)	(74.9)	(72.9)
Investment operations segment
Net investment income	19.3	21.6	60.6	60.7
Net realized capital gains (losses)	2.8	3.6	6.3	(5.2)

Total investment operations segment	22.1	25.2	66.9	55.5
All other segments	(0.1)	(0.2)	(0.1)	(0.8)

Total segment (loss) income before tax (benefit) expense	(2.6)	20.6	(8.1)	(18.2)
Reconciling items:
GAAP expense adjustments	4.8	(4.5)	5.7	(3.7)
Interest expense on corporate debt	(1.7)	(1.8)	(5.3)	(5.6)
Corporate expenses	(0.7)	(0.6)	(1.9)	(1.4)

Total reconciling items	2.4	(6.9)	(1.5)	(10.7)

Total consolidated (loss) income before federal income tax (benefit) expense	$(0.2)	13.7	$(9.6)	(28.9)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Revenues from external sources for reportable segments include the following products and services:

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Earned premiums:
Personal insurance:
Standard auto	$121.3	111.0	$357.8	318.9
Nonstandard auto	7.1	9.5	21.8	29.6
Homeowners	65.1	58.5	190.6	169.7
Other personal	8.2	7.9	24.5	23.0

Total personal insurance earned premiums	201.7	186.9	594.7	541.2
Business insurance:
Commercial auto	29.9	26.4	80.6	80.5
Commercial multi-peril	28.7	24.1	79.2	72.1
Fire & allied lines	24.1	24.8	73.5	72.8
Other & product liability	17.1	18.6	52.3	57.1
Workers’ compensation	10.0	10.9	30.7	33.2
Other commercial	6.5	6.6	18.9	20.0

Total business insurance earned premiums	116.3	111.4	335.2	335.7

Total SAP earned premiums	318.0	298.3	929.9	876.9
GAAP premium adjustment	0.3	—	—	—

Total GAAP earned premiums	318.3	298.3	929.9	876.9
Investment operations:
Net investment income	19.3	21.6	60.6	60.7
Net realized capital gain (loss)	2.8	3.6	6.3	(5.2)

Total investment operations	22.1	25.2	66.9	55.5

Total revenues from reportable segments	$340.4	323.5	$996.8	932.4

Investable assets attributable to our investment operations segment totaled $2,430.2 million at September 30, 2010, and $2,269.4 million at December 31, 2009.

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

14. Subsequent Event

The Company has entered into an agreement to sell its nonstandard automobile insurance subsidiary, SA National, to Hallmark Insurance Company. Closing of this transaction is expected to occur later this year, subject to approval by regulatory authorities and satisfaction of other customary closing contingencies. Concurrently with the closing, SA National will be removed from the Pooling Arrangement.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2010 and December 31, 2009, and for the consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for our year ended December 31, 2009 (the “2009 Form 10-K”), and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2009 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

($ millions)
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred policy acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

The following table presents the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2009 – December 31, 2009	January 1, 2010 – September 30, 2010
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0
SA National	N/A	0.0

Total	80.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1

Total	20.0	20.0

State Auto Financial has entered into an agreement to sell its nonstandard automobile insurance subsidiary, SA National, to Hallmark Insurance Company. Closing of this transaction is expected to occur later this year, subject to approval by regulatory authorities and satisfaction of other customary closing contingencies. Concurrently with the closing, SA National will be removed from the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

The third quarter 2010 pretax loss was $0.2 million compared to pretax income of $13.7 million for the same 2009 period. Our third quarter 2010 insurance segments results were negatively impacted by catastrophe losses and an increase the number of large losses in our business insurance segment. These losses were slightly offset by the improvement in our personal insurance segment results. A decrease in the level of net investment income and realized investment gains in our investment segment also impacted our results for the third quarter 2010.

The pretax loss was $9.6 million for the nine months ended September 30, 2010, compared to a pretax loss of $28.9 million for the same 2009 period. The decline in the level of pretax loss was primarily attributable to the improvement in our personal insurance segment results and an increase in the level of realized investment gains in our investment segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table summarizes certain key performance metrics for the three and nine months ended September 30, 2010 and 2009 that we use to monitor our financial performance:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2010	2009	2010	2009
Total revenues	$340.7	324.5	$998.2	935.4
Net income (loss)	$0.2	13.0	$(13.1)	(4.2)
Stockholders’ equity	$847.6	834.3
Book value per share	$21.18	21.00
Debt to capital ratio	12.1	12.3
Loss and LAE ratio (1)	73.1%	68.3	73.6%	74.6
Expense ratio (1)	32.8%	34.2	33.3%	33.7
Combined ratio (1)	105.9%	102.5	106.9%	108.3
Catastrophe Loss and LAE points	7.5	3.6	9.8	10.4
Premium written growth (2)	11.8%	5.5	9.4%	5.7
Premium earned growth	6.7%	6.3	6.0%	4.3
Investment yield	3.4%	4.2	3.6%	3.9

	Three months ended September 30		Nine months ended September 30
SAP Basis:	2010	2009	2010	2009
Loss and LAE ratio (3)	72.6%	67.4	73.1%	74.2
Expense ratio (3)	31.8%	32.3	32.3%	32.6
Combined ratio (3)	104.4%	99.7	105.4%	106.8

			Twelve months ended September 30
			2010	2009
Net premiums written to surplus (4)			1.7	1.6

(1)	Defined in “Insurance Segments” section below.
(2)

Includes a decrease of 0.2 points for the nine months ended September 30, 2010, related to the one-time $1.4 million transfer of unearned premium to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted. The following tables provide a summary of our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three and nine months ended September 30, 2010 and 2009:

($ millions)	Three months ended September 30, 2010
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$217.1		$134.2		$351.3

Net earned premiums	201.7		116.3		318.0
Losses and loss expenses	142.0	70.4	88.8	76.4	230.8	72.6
Underwriting expenses	60.2	27.7	51.6	38.5	111.8	31.8

SAP underwriting loss and SAP combined ratio	$(0.5)	98.1	$(24.1)	114.9	$(24.6)	104.4

($ millions)	Three months ended September 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$207.3		$107.0		$314.3

Net earned premiums	186.9		111.4		298.3
Losses and loss expenses	128.1	68.5	73.1	65.6	201.2	67.4
Underwriting expenses	61.5	29.7	40.0	37.4	101.5	32.3

SAP underwriting loss and SAP combined ratio	$(2.8)	98.2	$(1.6)	103.0	$(4.4)	99.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended September 30, 2010
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums(1)	$625.3		$380.6		$1,005.9

Net earned premiums	594.7		335.2		929.9
Losses and loss expenses	439.7	73.9	240.1	71.6	679.8	73.1
Underwriting expenses	178.2	28.5	146.8	38.6	325.0	32.3

SAP underwriting loss and SAP combined ratio	$(23.2)	102.4	$(51.7)	110.2	$(74.9)	105.4

($ millions)	Nine months ended September 30, 2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Net written premiums	$584.2		$335.2		$919.4

Net earned premiums	541.2		335.7		876.9
Losses and loss expenses	423.7	78.3	226.8	67.6	650.5	74.2
Underwriting expenses	173.4	29.7	125.9	37.5	299.3	32.6

SAP underwriting loss and SAP combined ratio	$(55.9)	108.0	$(17.0)	105.1	$(72.9)	106.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table shows the reconciliation of the one-time impact on net written premiums for the nine months ended September 30, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

	Net Written Premiums Reconciliation Table
($ millions)	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Standard auto	$374.1	—	374.1
Nonstandard auto	20.1	(2.1)	22.2
Homeowners	205.7	—	205.7
Other personal	25.4	—	25.4

Total personal	625.3	(2.1)	627.4

Business insurance segment:
Commercial auto	107.1	—	107.1
Commercial multi-peril	97.1	0.7	96.4
Fire & allied lines	72.6	—	72.6
Other & product liability	53.5	—	53.5
Workers’ compensation	30.7	—	30.7
Other commercial	19.6	—	19.6

Total business	380.6	0.7	379.9

Total net written premiums	$1,005.9	(1.4)	1,007.3

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto and homeowners products, with personal auto representing 39.2% of our total consolidated net written premiums for the nine months ended September 30, 2010. Our strategy is to grow our personal lines business in desired geographic locations by introducing new products, enhanced systems and easier-to-use technologies.

CustomFit SM, our standard auto product, provides additional quoting opportunities by allowing our agents to tailor policies to fit the insured’s needs. Further expanding our product portfolio, in the fourth quarter of 2009 we introduced our new homeowners CustomFit product which uses predictive modeling and by-peril rating. Compared to the traditional method of using fire as the main basis for rating, by-peril rating uses multiple perils (such as wind, hail and water) in the rating process designed to provide a more accurate and adequate rate.

Our emphasis in personal insurance continues to be homeowners profitability. In addition to rate increases and the introduction of our CustomFit homeowners product, we are aggressively evaluating unprofitable agencies, which may include the review of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and the application of other loss mitigation tools for use by that agency, all with the purpose of improving operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss consistent with our loss settlement practices. In addition, we are implementing wind and hail deductibles in 15 states and deploying strategies to provide greater spread of risk for our homeowners line.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables provide a summary of written and earned premiums, net of reinsurance, by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2010 and 2009. The one-time impact of the 2010 pooling changes has been excluded from 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2010	2009	% Change	2010	2009	% Change
Personal insurance segment:
Standard auto	$127.2	120.9	5.2	$374.1	345.3	8.3
Nonstandard auto	6.9	9.2	(25.0)	22.2	29.6	(25.0)
Homeowners	74.8	69.3	7.9	205.7	185.6	10.8
Other personal	8.2	7.9	3.8	25.4	23.7	7.2

Total personal	$217.1	207.3	4.7	$627.4	584.2	7.4

	Net Earned Premiums
	2010	2009	% Change	2010	2009	% Change
Personal insurance segment:
Standard auto	$121.3	111.0	9.3	$357.8	318.9	12.2
Nonstandard auto	7.1	9.5	(25.3)	21.8	29.6	(26.4)
Homeowners	65.4	58.5	11.8	190.6	169.7	12.3
Other personal	8.2	7.9	3.8	24.5	23.0	6.5

Total personal	$202.0	186.9	8.1	$594.7	541.2	9.9

Standard personal auto net written premiums for the three and nine months ended September 30, 2010 increased 5.2% and 8.3%, respectively, compared to the same 2009 periods. Rate increases accounted for approximately three-fourths of the growth in standard personal auto in the third quarter. For the nine months ended September 30, 2010, rate increases contributed to approximately half of this premium growth, while the State Auto Group’s expansion of its operations within four of our newer states, Texas, Colorado, Arizona and Connecticut, contributed to the balance. While growth continues to be strong, we are experiencing a slowdown in new business and a lower issue-to-quote ratio which we attribute to the impact of our rate increases.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Nonstandard auto net written premium for both the three and nine months ended September 30, 2010 decreased 25.0% compared to the same 2009 periods. Approximately three-fourths of this decline was due to the inclusion of the nonstandard auto business in the Pooling Arrangement effective January 1, 2010 (20% of this business is ceded to the Mutual Pooled Companies). The balance of this decline was due to certain underwriting actions taken in 2009 and 2010 that included increasing rates and terminating certain agencies that had failed to consistently perform to our expectations. These actions, coupled with the impact of general economic conditions, continue to result in a reduction of nonstandard auto business. As previously reported, State Auto Financial has entered into an agreement to sell its nonstandard automobile insurance subsidiary.

Homeowners net written premiums for the three and nine months ended September 30, 2010 increased 7.9% and 10.8%, respectively, compared to the same 2009 periods. In the third quarter 2010, rate increases accounted for this growth. For the nine months ended September 30, 2010, the majority of the growth in homeowners was attributable to both rate increases and expansion of our business in Texas, Colorado, Arizona and Connecticut. We continue to aggressively address our rate needs in this line of business, seeking higher rates in 2010 and 2011. In addition, we intend to continue a state-by-state deployment of our CustomFit homeowners product throughout 2010 and 2011. Our CustomFit homeowners product employs by-peril rating and a predictive model which allows us to target business with expected long term profit potential.

Business Insurance Segment Revenue

Our business insurance accounts are primarily small to medium sized exposures where we offer a broad range of both property and liability coverages. Larger exposure accounts are handled in our middle market unit. Property and casualty coverages in the alternative risk transfer market are written through our underwriting management agreement with Risk Evaluation and Design, LLC (“RED”), a subsidiary of State Auto Mutual which acts as a managing general underwriter in this market. The following table provides a summary of written and earned premiums, net of reinsurance, by major product line for our business insurance segment for the three and nine months ended September 30, 2010 and 2009. The one-time impact of the 2010 pooling changes has been excluded from 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above):

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2010	2009	% Change	2010	2009	% Change
Business insurance segment:
Commercial auto	$44.5	24.1	84.6	$107.1	77.3	38.6
Commercial multi-peril	33.0	23.4	41.0	96.4	72.5	33.0
Fire & allied lines	23.6	25.0	(5.6)	72.6	74.4	(2.4)
Other & product liability	17.3	17.4	(0.6)	53.5	56.4	(5.1)
Workers’ compensation	9.5	10.6	(10.4)	30.7	34.7	(11.5)
Other commercial	6.3	6.5	(3.1)	19.6	19.9	(1.5)

Total business	$134.2	107.0	25.4	$379.9	335.2	13.3

	Net Earned Premiums
	2010	2009	% Change	2010	2009	% Change
Business insurance segment:
Commercial auto	$29.9	26.4	13.3	$80.6	80.5	0.1
Commercial multi-peril	28.7	24.1	19.1	79.2	72.1	9.8
Fire & allied lines	24.1	24.8	(2.8)	73.5	72.8	1.0
Other & product liability	17.1	18.6	(8.1)	52.3	57.1	(8.4)
Workers’ compensation	10.0	10.9	(8.3)	30.7	33.2	(7.5)
Other commercial	6.5	6.6	(1.5)	18.9	20.0	(5.5)

Total business	$116.3	111.4	4.4	$335.2	335.7	(0.1)

Net written premiums for the business insurance segment for the three and nine months ended September 30, 2010 increased 25.4% and 13.3%, respectively, compared to the same 2009 periods. The State Auto Group’s underwriting management agreement with RED accounted for approximately 29.0 points and 16.5 points, respectively, of the premium growth for the three and nine months ended September 30, 2010. Business insurance continues to be impacted by rate competition, general economic conditions, and depressed premium bases, such as payrolls, sales and number of vehicles, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure on policies, other than policies issued through RED and for middle market business, decreased slightly in the first nine months of 2010. New business other than RED has declined in the first nine months of 2010. We believe it will be difficult to generate measurable premium growth in our current book of business, other than our RED book of business, given the continued impact of the economy on premium bases. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

Through an underwriting management agreement with RED, which went into effect during the fourth quarter 2009, the State Auto Group writes commercial business and offers insurance coverages for the alternative risk transfer market for business products such as general liability, auto liability, workers’ compensation, property, inland marine, auto physical damage and miscellaneous professional. The insurance coverages written by our Pooled Companies through RED are subject to the Pooling Arrangement. Excluding the impact of the 2010 pooling changes, for the three and nine months ended September 30, 2010, this amounted to $7.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

million and $21.2 million, respectively, of commercial multi-peril net written premium, $22.0 million and $32.8 million, respectively, of commercial auto net written premium, and $1.3 million and $1.3 million, respectively, of other & product liability net written premium.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have implemented a pricing process that we believe will help us price property, liability, auto and workers’ compensation risks at appropriate levels. In addition, we have broadened our property, liability, auto and workers’ compensation pricing ranges to improve our ability to recognize the spectrum of risks within our markets.

We continue to enhance our insurance policy administration system to attempt to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. We have leveraged this functionality with bizXpressSM, our web-based quote system, to give agents the ability to quote businessowners, commercial auto and workers’ compensation risks on-line. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. The majority of all transactions in business insurance utilize the straight-through processing technology. The use of this technology has resulted in faster delivery of policies to our agents and their insureds for new business and endorsements. In the third quarter 2010, we expanded our electronic funds transfer billing capability, making it available to business insurance policyholders.

We have also expanded the eligibility of our businessowners product to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. In the third quarter 2010, we completed the implementation of our enhanced businessowners product, which has been introduced into 28 states.

Loss and LAE

Catastrophe storm losses accounted for much of the difference in the Loss and LAE ratio when comparing the three months ended September 30, 2010 to the same 2009 period. Our catastrophe losses for the three and nine months ended September 30, 2010 totaled $23.7 million (7.5 loss ratio points) and $91.3 million (9.8 loss ratio points), respectively, compared to $10.8 million (3.6 loss ratio points) and $91.5 million (10.4 loss ratio points), respectively, for the same 2009 periods.

Members of the State Auto Group maintain a property catastrophe net aggregate excess of loss reinsurance agreement (the “CAT Aggregate Agreement”). See “Reinsurance Arrangements” section for a further discussion of the CAT Aggregate Agreement. Of the twenty-six catastrophes from which we experienced losses during the first nine months of 2010, seven met the minimum $5.0 million requirement; however, in aggregate the total State Auto Group losses of $70.3 million related to the seven qualifying catastrophes have not exceeded the State Auto Group’s $90 million retention level. Seven of the twenty-six catastrophes experienced during the first nine months of 2009 met the minimum $5.0 million requirement and in aggregate exceeded the State Auto Group’s $80 million retention level. Our share of recoveries under the CAT Aggregate Agreement for the three and nine months ended September 30, 2009 was $4.9 million and $12.5 million, respectively, benefitting our loss ratio by 1.6 points and 1.4 points for those periods, respectively.

The following tables provide our insurance segments’ SAP Loss and LAE ratios (“loss ratios”) by major lines of business for the three and nine months ended September 30, 2010 and 2009 with the catastrophe (“cat”) and non-catastrophe (“non-cat”) impact shown separately:

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Three months ended September 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$121.3	$0.7	$78.9	$79.6	0.5	65.1	65.6
Nonstandard auto	7.1	(0.1)	5.1	5.0	(1.3)	72.3	71.0
Homeowners	65.1	15.6	35.3	50.9	23.9	54.3	78.2
Other personal	8.2	1.3	5.2	6.5	16.6	61.6	78.2

Total personal	201.7	17.5	124.5	142.0	8.7	61.7	70.4

Business insurance segment:
Commercial auto	29.9	—	23.8	23.8	0.1	79.8	79.9
Commercial multi-peril	28.7	1.4	18.0	19.4	4.7	62.9	67.6
Fire & allied lines	24.1	4.8	14.7	19.5	19.9	60.8	80.7
Other & product liability	17.1	—	16.3	16.3	—	95.5	95.5
Workers’ compensation	10.0	—	6.1	6.1	—	60.4	60.4
Other commercial	6.5	—	3.7	3.7	1.0	56.2	57.2

Total business	116.3	6.2	82.6	88.8	5.4	71.0	76.4

Total SAP personal and business	$318.0	$23.7	$207.1	$230.8	7.5	65.1	72.6

	($ millions)%
Three months ended September 30, 2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$111.0	$0.9	$75.7	$76.6	0.8	68.2	69.0
Nonstandard auto	9.5	(0.1)	6.5	6.4	(0.6)	67.8	67.2
Homeowners	58.5	9.5	32.2	41.7	16.3	55.0	71.3
Other personal	7.9	0.1	3.3	3.4	0.7	41.9	42.6

Total personal	186.9	10.4	117.7	128.1	5.6	62.9	68.5

Business insurance segment:
Commercial auto	26.4	0.1	15.1	15.2	0.3	57.2	57.5
Commercial multi-peril	24.1	0.7	16.7	17.4	3.1	68.9	72.0
Fire & allied lines	24.8	(0.3)	13.8	13.5	(1.2)	55.8	54.6
Other & product liability	18.6	—	15.3	15.3	—	82.5	82.5
Workers’ compensation	10.9	—	9.2	9.2	—	84.6	84.6
Other commercial	6.6	(0.1)	2.6	2.5	(2.1)	39.1	37.0

Total business	111.4	0.4	72.7	73.1	0.3	65.3	65.6

Total SAP personal and business	$298.3	$10.8	$190.4	$201.2	3.6	63.8	67.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Nine months ended September 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$357.8	$5.8	$226.8	$232.6	1.6	63.4	65.0
Nonstandard auto	21.8	0.1	13.9	14.0	0.6	64.1	64.7
Homeowners	190.6	57.3	118.9	176.2	30.0	62.4	92.4
Other personal	24.5	4.4	12.5	16.9	18.3	50.2	68.5

Total personal	594.7	67.6	372.1	439.7	11.4	62.5	73.9

Business insurance segment:
Commercial auto	80.6	1.5	49.3	50.8	1.8	61.3	63.1
Commercial multi-peril	79.2	7.3	48.0	55.3	9.1	60.8	69.9
Fire & allied lines	73.5	14.4	41.7	56.1	19.7	56.6	76.3
Other & product liability	52.3	—	48.4	48.4	—	92.6	92.6
Workers’ compensation	30.7	—	22.5	22.5	—	73.2	73.2
Other commercial	18.9	0.5	6.5	7.0	2.8	33.5	36.3

Total business	335.2	23.7	216.4	240.1	7.1	64.5	71.6

Total SAP personal and business	$929.9	$91.3	$588.5	$679.8	9.8	63.3	73.1

	($ millions)%
Nine months ended September 30, 2009 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$318.9	$4.6	$213.7	$218.3	1.5	67.0	68.5
Nonstandard auto	29.6	0.3	22.1	22.4	0.8	74.7	75.5
Homeowners	169.7	63.9	107.8	171.7	37.7	63.5	101.2
Other personal	23.0	3.2	8.1	11.3	13.7	35.3	49.0

Total personal	541.2	72.0	351.7	423.7	13.3	65.0	78.3

Business insurance segment:
Commercial auto	80.5	0.6	43.0	43.6	0.7	53.4	54.1
Commercial multi-peril	72.1	5.8	42.0	47.8	8.1	58.2	66.3
Fire & allied lines	72.8	12.9	47.7	60.6	17.7	65.6	83.3
Other & product liability	57.1	—	41.3	41.3	—	72.5	72.5
Workers’ compensation	33.2	—	25.5	25.5	—	76.8	76.8
Other commercial	20.0	0.2	7.8	8.0	0.8	39.5	40.3

Total business	335.7	19.5	207.3	226.8	5.8	61.8	67.6

Total SAP personal and business	$876.9	$91.5	$559.0	$650.5	10.4	63.8	74.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In the personal insurance segment, the overall non-cat loss ratio for the three and nine months ended September 30, 2010 improved 1.2 points and 2.5 points, respectively, compared to the same 2009 periods. For the three and nine months ended September 30, 2010 the non-cat loss ratios for standard auto improved 3.1 points and 3.6 points, respectively, and for homeowners improved 0.7 points and 1.1 points, respectively, compared to the same 2009 periods. The impact of rate increases contributed significantly to the improvement in standard auto, where it accounted for most of the improvement for the three months ended September 30, 2010. In homeowners we continue to file rate increases in the high single digit to low double digit range.

In the business insurance segment, the overall non-cat loss ratio for the three and nine months ended September 30, 2010 increased 5.7 points and 2.7 points, respectively, compared to the same 2009 periods. The commercial auto non-cat loss ratio for the three months ended September 30, 2010 increased 22.6 points compared to the same 2009 period, principally driven by an increase in the number of large losses which impacted both the current and prior accident years. The non-cat loss ratio for the fire & allied lines for the three and nine months ended September 30, 2010 included approximately 27 points and 9 points, respectively, related to two large fire losses. The other & product liability non-cat loss ratio for the three and nine months ended September 30, 2010 increased by 13.0 points and 20.1 points, respectively, compared to the same 2009 periods, principally driven by an increase in large losses from prior accident years. Intense competition in the business insurance segment continues to impact our ability to implement price increases where needed.

Loss and loss expenses payable by major line of business at September 30, 2010 and December 31, 2009, respectively, are shown in the following table:

($ millions)	September 30, 2010	December 31, 2009	January 1, 2010(1)	$ Change(2)
Personal insurance segment:
Standard auto	$221.3	216.3	216.3	5.0
Nonstandard auto	14.1	20.2	16.2	(2.1)
Homeowners	93.2	75.7	75.7	17.5
Other personal	16.4	13.4	13.4	3.0

Total personal	345.0	325.6	321.6	23.4

Business insurance segment:
Commercial auto	98.9	93.7	93.7	5.2
Commercial multi-peril	100.6	89.3	89.3	11.3
Fire & allied lines	35.4	33.8	33.8	1.6
Other & product liability	182.6	167.1	167.1	15.5
Workers’ compensation	102.1	103.8	103.8	(1.7)
Other commercial	5.9	6.1	6.1	(0.2)

Total business	525.5	493.8	493.8	31.7

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$870.5	819.4	815.4	55.1

(1)

The December 31, 2009 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable ceded to the Mutual Pooled Companies on January 1, 2010 due to the 2010 pooling changes.

(2)	Calculated based on September 30, 2010 change from January 1, 2010.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and loss expenses payable increased $55.1 million since January 1, 2010, primarily due to catastrophe related losses impacting homeowners and commercial multi-peril, as well as an increase in large losses for other & product liability. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratios were 32.8% and 33.3% for the three and nine months ended September 30, 2010, respectively, compared to 34.2% and 33.7% for the same 2009 periods.

In the second quarter of 2009, we initiated a plan to reorganize our field and claims operations. We recognized restructuring costs totaling $0.9 million and $2.5 million, respectively, during the three and nine months ended September 30, 2010, which increased our GAAP Loss and LAE ratios by 0.1 points and 0.1 points, respectively, and our GAAP expense ratios by 0.2 points and 0.1 points, respectively. We recognized restructuring costs totaling $3.1 million and $4.1 million, respectively, during the three and nine months ended September 30, 2009, which increased our GAAP Loss and LAE ratios by 0.5 points and 0.2 points, respectively, and our GAAP expense ratios by 0.6 points and 0.3 points, respectively. See Note 8, “Restructuring Costs” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Investment Operations Segment

At September 30, 2010, our investments in fixed maturity, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2009 Compared to 2008 – Investment Operations Segment” in Item 7 of the 2009 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Composition of Investment Portfolio

The following table provides the composition of our investment portfolio at carrying value at September 30, 2010 and December 31, 2009, respectively:

($ millions)	September 30, 2010	% of Total	December 31, 2009	% of Total
Cash and cash equivalents	$98.3	4.0	$90.3	4.0
Fixed maturities, at fair value:
Fixed maturities	1,777.4	73.1	1,691.8	74.5
Treasury inflation-protected securities	162.5	6.7	140.0	6.2

Total fixed maturities	1,939.9	79.8	1,831.8	80.7
Notes receivable from affiliate (1)	70.0	2.9	70.0	3.1
Equity securities, at fair value:
Large-cap equity securities	206.2	8.5	196.1	8.6
Small-cap equity securities	38.8	1.6	28.0	1.2

Total equity securities	245.0	10.1	224.1	9.8
Other invested assets, at fair value:
International instruments	71.8	3.0	48.3	2.1
Other invested assets	4.2	0.1	4.0	0.2

Total other invested assets, at fair value	76.0	3.1	52.3	2.3
Other invested assets, at cost	1.0	0.1	0.9	0.1

Total portfolio	$2,430.2	100.0	$2,269.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The amortized cost and fair value of unaffiliated fixed maturities at September 30, 2010, by contractual maturity, were as follows:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.5	49.7
Due after 1 year through 5 years	368.8	382.2
Due after 5 years through 10 years	484.0	517.5
Due after 10 years	606.3	640.3
U.S. government agencies residential mortgage-backed securities	337.7	350.2

Total	$1,846.3	1,939.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.21 and 4.99 as of September 30, 2010 and December 31, 2009, respectively.

Investment Operations Revenue

Net investment income for the three months ended September 30, 2010 decreased $2.3 million when compared to the same 2009 period, and for the nine months ended September 30, 2010 remained flat when compared to the same 2009 period. For the three and nine months ended September 30, 2010, our investment yield declined to 3.4% and 3.6%, respectively, from 4.2% and 3.9%, respectively, in the same 2009 periods. These changes were primarily due to the following factors.

•

The amount of interest earned on our fixed maturity securities declined due to a shift in this portfolio to holding higher levels of taxable bonds with shorter durations and lower rates of return and fewer long duration tax exempt bonds earning higher rates of return. Also contributing to the decrease in net investment income was an increase in the call activity on our higher yielding bonds when compared to 2009.

•

The amortized cost value of our Treasury Inflation-Protected Securities (“TIPS”), which is dependent on changes in the CPI Index, increased by $0.6 million and $3.0 million, respectively, for the three and nine months ended September 30, 2010 as compared to $1.3 million and $0.4 million, respectively, for the same 2009 period.

•	To offset the decline in interest earned on our fixed maturity securities and to improve yield and cash flows, we began holding more high dividend paying equities when compared to 2009.
•

For the nine months ended September 30, 2010, interest earned on notes receivable from affiliate was $3.7 million for the nine months ended September 30, 2010, as compared to $1.9 million for the same 2009 period. Our Credit Agreements with State Auto Mutual were entered into during the second quarter of 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Gross investment income:
Fixed income securities	$17.1	19.8	$54.1	56.4
Equity securities	1.4	0.8	4.0	2.5
Other	1.4	1.2	4.1	2.6

Total gross investment income	19.9	21.8	62.2	61.5
Less: Investment expenses	0.6	0.2	1.6	0.8

Net investment income	$19.3	21.6	$60.6	60.7

Average invested assets (at cost)	$2,252.8	2,043.9	$2,220.6	2,065.5
Annualized investment yield	3.4%	4.2	3.6%	3.9
Annualized investment yield, after tax	2.8%	3.6	3.0%	3.4
Net investment income, after tax	$15.8	18.3	$49.5	52.9
Effective tax rate	17.8%	15.3	18.4%	12.8

Realized gains and losses on investments are summarized as follows:

	Three months ended September 30, 2010		Nine months ended September 30, 2010
($ millions)	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.6	18.8	$1.8	70.2
Equity securities	3.4	15.5	10.7	45.3

Total realized gains	4.0	34.3	12.5	115.5

Realized losses:
Fixed maturities	—	—	—	—
Equity securities:
Sales	(0.6)	7.6	(3.1)	20.3
OTTI	(0.6)	—	(3.1)	—

Total realized losses	(1.2)	7.6	(6.2)	20.3

Net realized gains on investments	$2.8	41.9	$6.3	135.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Equity sales were executed for various reasons in 2010, including the achievement of our price target. We recognized realized losses on the sale of four and nine large-cap equity securities for the three and nine months ended September 30, 2010, respectively, in response to a continuing decline in stock price and negative outlook announcements which in our opinion diminished the future business prospects on these securities.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2009 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2010 or 2009.

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

The following table provides a detailed breakdown of OTTI charges by security type:

	Three months ended September 30, 2010		Nine months ended September 30, 2010
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap equity securities	—	$—	1	$(0.3)
Small-cap equity securities	14	(0.6)	44	(2.8)

Total OTTI	14	$(0.6)	45	$(3.1)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses

The following table provides detailed information on our available-for-sale investment portfolio at fair value for our gross unrealized gains and losses at September 30, 2010:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$472.3	$17.5	131	$—	4	$489.8
Obligations of states and political subdivisions	917.4	53.6	422	—	2	971.0
Corporate securities	118.9	10.0	61	—	1	128.9
U.S. government agencies residential mortgage-backed securities	337.7	13.2	94	(0.7)	20	350.2

Total fixed maturities	1,846.3	94.3	708	(0.7)	27	1,939.9

Equity securities:
Large-cap equity securities	175.6	32.6	56	(2.0)	11	206.2
Small-cap equity securities	32.7	6.1	71	—	—	38.8

Total equity securities	208.3	38.7	127	(2.0)	11	245.0
Other invested assets	64.1	11.9	4	—	—	76.0

Total available-for-sale investments	$2,118.7	$144.9	839	$(2.7)	38	$2,260.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table presents a summary of our unrealized gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at September 30, 2010 and December 31, 2009, respectively, and the change in unrealized gains, net of deferred tax, for the nine months ended September 30, 2010:

($ millions)	September 30, 2010	December 31, 2009	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$93.6	43.7	49.9
Equity securities	36.7	34.4	2.3
Other invested assets	11.9	8.2	3.7

Unrealized gains	142.2	86.3	55.9

Deferred federal income tax liability	(49.7)	(30.2)	(19.5)

Unrealized gains, net of tax	$92.5	56.1	36.4

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2010 and December 31, 2009.

As of September 30, 2010, Level 3 assets as a percentage of total assets were 0.1%, which we have determined to be insignificant.

Other Items

Income Taxes

Federal income tax (benefit) expense for the three and nine months ended September 30, 2010 was $(0.4) million and $3.5 million, respectively. Federal income tax (benefit) expense for the three and nine months ended September 30, 2010 was determined using an annual effective tax rate for 2010. We would have had a tax benefit for the nine-month period but for a one-time tax charge of $4.5 million which was recognized in the first quarter 2010 related to the recently enacted federal health care legislation. This legislation eliminated the tax benefit associated with Medicare Part D subsidies we receive for providing qualifying prescription drug coverage to retirees.

For the nine months ended September 30, 2009, the uncertainty of the Company’s expected full year results at the time precluded the Company from making a reliable estimate of the annual effective tax rate. Accordingly, we recorded a tax benefit based on the actual results for the nine months ended September 30, 2009.

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring us to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we consider all available evidence, including loss carryback potential, past operating results, existence of cumulative losses

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or accumulated comprehensive income. No valuation allowance was held by us at September 30, 2010.

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

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2010 and December 31, 2009, we had $98.3 million and $90.3 million, respectively, in cash and cash equivalents, and $2,260.9 million and $2,108.2 million, respectively, of total available-for-sale investments at fair value. Included in our fixed maturities available-for-sale at fair value was $70.4 million and $56.9 million of securities on deposit with insurance regulators as required by law at September 30, 2010 and December 31, 2009, respectively. In addition, substantially all of our fixed maturity and equity securities are traded in public markets.

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

Net cash provided by operating activities was $97.4 million for the first nine months of 2010 compared to $53.4 million for the same 2009 period. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily the level of premiums written or loss and loss expenses paid, and in cash flows from investment income or in federal income taxes paid. The increase in net cash provided by operating activities for the nine months ended September 30, 2010 was primarily the result of an increase in the level of premiums received and a reduction in the level of loss and loss expenses paid, offset by taxes paid in 2010 of $15.2 million compared to taxes received of $12.9 million in the same 2009 period.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $73.6 million during first nine months of 2010 compared to $85.8 million in the same 2009 period. In 2010, there was an increase in the level of call activity on our higher yielding fixed income securities. In 2009, we sold several fixed maturities to shorten the duration of our investment portfolio.

Net cash used in financing activities was $15.8 million during the first nine months of 2010 compared to $16.0 million during the same 2009 period.

On August 13, 2010, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend was payable on September 30, 2010, to shareholders of record on September 13, 2010. This is the 77th consecutive quarterly cash dividend declared by State Auto Financial’s Board since we had our initial public offering of common stock on September 28, 1991.

As previously reported, State Auto Financial has entered into an agreement to sell its nonstandard automobile insurance subsidiary. In this transaction, we anticipate receiving total funds of approximately $14.0 million related to the sale of the subsidiary’s stock.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2010, State Auto Financial had not made any borrowings and was in compliance with all covenants related to the Credit Facility.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2010 and 2009 were 4.5% and 4.5%, respectively.

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

As of July 1, 2010, we reviewed and renewed our property per risk, property catastrophe, casualty, workers’ compensation and workers’ compensation catastrophe reinsurance programs. As of August 1, 2010, we increased the limit of coverage provided under our property catastrophe reinsurance program from $100 million to $110 million. Otherwise, there were no material changes to the terms of these reinsurance programs, and the change in cost is not expected to be material to our quarter or year to date results of operations.

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

Regulatory Considerations

At September 30, 2010, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

Pending Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2011, with early adoption permitted. Retrospective application is also permitted, but not required. We are still assessing the impact the provisions of the new guidance will have on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.05	First Amendment to Amended and Restated Code of Regulations of State Auto Financial Corporation

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 3, 2010	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)