Form 10-K
period 2010-12-31
State Auto Financial CORP
filed 2011-03-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010 or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $228,141,029.

On February 25, 2011, the Registrant had 40,151,913 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of stockholders to be held May 6, 2011 (the “2011 Proxy Statement”), which will be filed within 120 days of December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2010

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

IMPORTANT DEFINED TERMS USED IN THIS FORM 10-K

Glossary of Terms for State Auto Financial Corporation and Its Subsidiaries and Affiliates

State Auto Financial or STFC	Refers to our holding company, State Auto Financial Corporation.

We, us, our or the Company

Refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), Farmers Casualty Insurance Company (“Farmers”), State Auto Insurance Company of Ohio (“SA Ohio”), Stateco Financial Services, Inc. (“Stateco”), and through December 31, 2010, State Auto National Insurance Company (“SA National”), which was sold to a third party on December 31, 2010.

State Auto Mutual or our parent company	Refers to State Automobile Mutual Insurance Company, which owns approximately 63% of STFC’s outstanding common shares.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, Farmers, SA Ohio, and, from January 1, 2010 through December 31, 2010, SA National.

Mutual Pooled Companies

Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”), and, as of January 1, 2011, Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”).

Pooled Companies or our Pooled Companies	Refers to the STFC Pooled Companies and the Mutual Pooled Companies.

MIGI Insurers	Refers to Meridian Security and Meridian Citizens Mutual.

MIGI Companies	Refers to the MIGI Insurers and Meridian Insurance Group, Inc. (“MIGI”).

Beacon Insurance Group or Beacon Group	Refers to Beacon National and Beacon Lloyds Insurance Company (“Beacon Lloyds”).

Patrons Insurance Group or Patrons Group	Refers to Patrons Mutual and Litchfield.

Rockhill Insurance Group

Refers to Rockhill Holding Company, its insurance subsidiaries, namely RIC, Plaza, American Compensation and Bloomington Compensation, its majority-owned affiliate Risk Evaluation & Design, LLC (“RED”), which acts as a managing general underwriter, and its other non-insurance subsidiaries, including RTW, Inc. (“RTW”), a holding company that owns 100% of American Compensation and Bloomington Compensation.

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies, Beacon Lloyds and, as of January 1, 2011, the Rockhill Insurers.

Glossary of Selected Terms Including Insurance Terms as Used Herein

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

Captive insurance arrangement	A closely held insurance arrangement whose primary purpose is to provide insurance coverage to the captive’s owners and/or their affiliates.

Catastrophe loss

Loss and ALAE from catastrophes, where catastrophes are defined as a severe loss caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires. Our catastrophe losses are those designated by the Insurance Services Office (“ISO”) Property Claim Services (“PCS”). PCS defines a catastrophe as an event that causes $25 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Combined ratio	The sum of the loss and LAE ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Debt to capital ratio	The ratio of notes payable to the sum of total stockholders’ equity and notes payable.

Deferred acquisition costs or DAC

Expenses that vary with, and are primarily related to, the production of new and renewal insurance business, and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums

The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Duration	A measure of the sensitivity of a financial asset’s price to interest rate movements.

Earned premiums or premiums earned	The portion of written premiums that applies to the expired portion of the policy term. Earned premiums are recognized as revenue under both SAP and GAAP.

Excess and surplus lines insurance

Specialized property and liability coverages written by non-admitted insurers. These coverages include exposures that do not fit within normal underwriting patterns, involve a degree of risk that is not commensurate with standard rates and/or policy forms, or are not written by admitted insurers because of general market conditions.

Expense ratio or underwriting expense ratio	For SAP, it is the ratio of (i) the sum of statutory underwriting and miscellaneous expenses incurred offset by miscellaneous income

(collectively, “underwriting expenses”) to (ii) written premiums. For GAAP, it is the ratio of acquisition and operating expenses incurred to earned premiums.

Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE

The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of allocated loss adjustment expenses or “ALAE” and unallocated loss adjustment expenses or “ULAE.” ALAE are those costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others while, ULAE are those costs incurred in settling claims, such as in-house processing costs, which cannot be associated with a specific claim.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

Loss reserves

Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

Managing general underwriter or MGU

An independent insurance professional firm that acts as an intermediary between the insurer and retail agents, much like a wholesaler. MGUs frequently have binding authority to issue insurance policies on behalf of an insurer that fit into the underwriting guidelines provided by that insurer. MGUs typically are compensated by an override commission on the insurance coverages sold by their sub-agents.

National Association of Insurance Commissioners or NAIC

An organization of the insurance commissioners or directors of all 50 states, the District of Columbia and the five U.S. territories organized to promote consistency of regulatory practices and statutory accounting standards throughout the United States.

Net premiums written to surplus ratio or leverage ratio

A SAP calculation which measures statutory surplus available to absorb losses. This ratio is calculated by dividing the net statutory premiums written for a rolling twelve month period by the ending statutory surplus for the period. For example, a ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premiums.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less ceded reinsurance premiums.

Non-admitted insurer or surplus lines carrier

An insurer that is not required to be licensed in a state but is allowed to do business in that state subject to certain regulatory oversight by that state’s insurance regulatory authority. Non-admitted insurers are not subject to most of the rate and form regulations imposed on admitted insurers because they write specialized property and liability coverages, also known as excess and surplus lines insurance, which allows them the flexibility to change coverages offered and rates charged without time constraints and financial costs associated with the filing process. As such, these insurers offer an opportunity for coverage for specialized exposures that otherwise might not be insurable.

Retail agent or retail agency

An independent insurance professional who represents, and acts as an intermediary for, admitted insurers, generally recommending, marketing and selling insurance products and services to insurance consumers.

Return on average equity	The percent derived by dividing net income by average total stockholders’ equity.

Risk-based capital or RBC

A measure adopted by the NAIC and state regulatory authorities for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Risk retention groups	An insurance arrangement where members of a similar profession or business band together to self-insure their exposure.

Standard insurance	Insurance which is typically written by admitted insurers. Our personal and business insurance segments are comprised of standard insurance.

Statutory accounting practices or SAP	The practices and procedures prescribed or permitted by state insurance regulatory authorities in the United States for recording transactions and preparing financial statements.

Statutory surplus

Under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the balance sheet prepared in accordance with SAP.

Underwriting gain or loss	Under SAP, earned premiums less loss and LAE and underwriting expenses.

Unearned premiums	The portion of written premiums that applies to the unexpired portion of the policy term. Unearned premiums are not recognized as revenues under both SAP and GAAP.

Wholesale broker

An independent insurance professional who offers specialized insurance products and serves as an intermediary between a retail agent and an insurer, while typically having no contact with the insured. A wholesale broker may represent both admitted and non-admitted insurers, and may offer both standard and excess and surplus lines insurance.

PART I

Item 1. Business

State Auto Financial is an Ohio domiciled property and casualty insurance holding company incorporated in 1990. We are primarily engaged in writing both personal and business lines of insurance. State Auto Financial’s subsidiaries include State Auto P&C, Milbank, Farmers, and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies. State Auto Financial’s nonstandard automobile insurance subsidiary, SA National, was sold to Hallmark Insurance Company on December 31, 2010. In deciding to sell SA National, we considered those businesses core to our long-term strategy and concluded that the nonstandard auto market was no longer a strategic fit for us.

Our parent company is State Auto Mutual, an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 63% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Florida, SA Wisconsin, Meridian Security, Meridian Citizens Mutual, Beacon National, Patrons Mutual, Litchfield and the Rockhill Insurers, each of which is a property and casualty insurance company. In 2007, State Auto Mutual acquired the Beacon Insurance Group and affiliated with the Patrons Insurance Group. In 2009, State Auto Mutual acquired the Rockhill Insurance Group.

The operations of the State Auto Group are headquartered in Columbus, Ohio.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

During 2010, we operated our business in three reportable segments: personal insurance, business insurance (the “insurance segments”), and investment operations. The three segments reflected the manner in which we managed our business and reported our results internally to our principal operating decision makers. In 2010, the State Auto Group began writing new commercial specialty business through RED, which allowed us to offer insurance coverages in the program and alternative risk markets for business products such as general liability, commercial auto, workers’ compensation and property. In 2010, the financial results of business written through RED were included in our business insurance segment results. See detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.

With the acquisition of the Rockhill Insurance Group and the build out of RED, in 2010, management focused on assessing and positioning a realignment of our internal organization, including people, processes and compensation reward programs, to be more strategic in the personal, business and specialty insurance markets. Considering these internal changes, and with the inclusion of the Rockhill Insurers into the Pooling Arrangement

(defined below) as of January 1, 2011, our reportable insurance segments will change from personal and business insurance to personal insurance, business insurance and specialty insurance, aligning how these insurance segments report to our principal operating decision makers.

INSURANCE OPERATIONS

The State Auto Group markets a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. Prior to the addition of the Rockhill Insurers to the Pooling Arrangement, we marketed our personal and business insurance segment products in 34 states and the District of Columbia through retail agents. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer.

Our Pooled Companies are rated A+ (Superior) by the A.M. Best Company.

Competition

The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, with varying size and financial resources. We compete in the personal and business insurance markets based on price; product offerings and innovation; underwriting criteria; quality of service to insureds, retail agents and wholesale brokers; relationships with our retail agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology, making us a preferred business partner. In addition, because most of our retail agents and wholesale brokers represent more than one insurer, we face competition within each agency and broker.

Geographic Distribution

The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2010:

State	% of Total
Ohio	15.0%
Kentucky	8.9
Texas	7.4
Indiana	6.2
Tennessee	6.0
Pennsylvania	4.4
Minnesota	4.3
Maryland	4.1
Arkansas	3.8
West Virginia	3.7
Illinois	3.2
Wisconsin	3.0
North Carolina	3.0
All others (1)	27.0

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2010.

Pooling Arrangement

Our Pooled Companies are parties to a quota share reinsurance agreement which we refer to as the “Pooling Arrangement.” In general, under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since 2001. Prior to 2011, the Pooling Arrangement covered all property and casualty insurance written by the Pooled Companies except for business written by the Rockhill Insurers. As of January 1, 2011, we added the Rockhill Insurers to the pool with a participation percentage of 0.0%. See the detailed discussion of our Pooling Arrangement at Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pooling Arrangement.”

PERSONAL AND BUSINESS INSURANCE

Products offered in our personal and business insurance segments are marketed exclusively through retail agents, but the segments are managed separately from each other due to the differences in the types of customer they serve or products they provide or services they offer.

Products

Personal Insurance

In our personal insurance segment, we write standard insurance covering personal exposures to individuals. The primary coverages offered are personal auto and homeowners.

Business Insurance

In our business insurance segment, we write standard insurance covering small-to-medium sized commercial exposures. We offer a broad range of coverages which include commercial auto, commercial multi-peril, fire & allied and general liability.

Marketing

We market the products of our personal and business insurance segments through approximately 3,400 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved advertising with selected agencies.

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

We provide our retail agents with defined travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, we recognize our very top agencies—measured by consistent profitability, achievement of written premium thresholds and growth—as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional trip and financial incentives.

We have made continuing efforts to use technology to make it easier for our retail agents to do business with us. We offer internet-based (i) rating, (ii) policy application submission, (iii) execution of changes to policies for certain products and (iv) claims submission. In addition, we provide our agents with the opportunity to maintain policyholder records electronically, avoiding the expense of preparing and storing paper records. We believe that, since agents and their customers realize better service and efficiency through automation, they value their relationship with us. Automation can make it easier for an agent to do business with us, which attracts prospective agents and enhances existing agencies’ relationships with us.

Claims

Our internal claims division supports our personal and business insurance through emphasis on timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.

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

SPECIALTY INSURANCE

In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. Our specialty insurance products are written through our admitted and non-admitted insurers. Our specialty insurance segment is organized into the following three units:

Our RED unit markets and underwrites small-to-medium commercial exposures, offering property and casualty programs for customers with common risk characteristics or coverage requirements. This unit may also offer alternative forms of risk protection that include various forms of self-insurance or high deductibles, some of which may utilize captive insurance arrangements or risk retention groups. Coverages offered by this unit include commercial auto, workers’ compensation, general liability and property. We use approved external claim services for claims notification, handling and settlement with centralized management oversight by our home office team. In 2010, the financial results of our RED unit were included for the first time in our business insurance segment and accounted for $83.2 million of net written premium. Beginning in 2011, the financial results of our RED unit will be reported in the specialty insurance segment.

Our Rockhill unit markets and underwrites commercial exposures which have unique insurance requirements, including difficult to place classes of commercial business which may require customized rates and forms, along with customized insurance programs for specialty niche and homogenous groups of exposures. Coverages offered by this unit may include commercial auto, property, bonds (fidelity and surety) and general liability. Our Rockhill unit uses a combination of a dedicated internal claims unit and also approved external claim services for claims notification, handling and settlement with centralized management oversight by our home office team. In 2010, 2009 and 2008, our business insurance segment included $4.8 million, $3.6 million and $3.9 million, respectively, of net written premiums from bonds, which will be reported in the specialty insurance segment beginning in 2011.

Our Workers’ Compensation unit serves the small-to-medium account and association business. This unit has a dedicated internal claims team emphasizing managed care cost containment strategies including focusing on the injured employee’s early return to work and cost-effective quality care. In 2010, 2009 and 2008, our business insurance segment included $38.9 million, $43.3 million and $47.5 million, respectively, of net written premiums from workers’ compensation business, which will be reported in the specialty insurance segment beginning in 2011.

REINSURANCE

Members of the State Auto Group follow the customary industry practice of reinsuring a portion of their exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. Although reinsurance does not legally discharge the individual members of the State Auto Group from primary liability under their policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. See the detailed discussion of our reinsurance arrangements at Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Reinsurance Arrangements.”

See “Regulation” in this Item 1 for a discussion of the Terrorism Acts.

LOSS RESERVES

We maintain reserves for the eventual payment of losses and LAE for both reported claims and IBNR. Loss reserves are management’s best estimate at a given point in time of what we expect to pay to settle all losses incurred as of the end of the accounting period, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to revise the estimates of liability. The results of our operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the loss reserves currently recorded.

Loss reserves for reported losses are initially established on either a case-by-case or formula basis depending on the type and circumstances of the loss. The case-by-case reserve amounts are determined based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical paid loss data for similar claims with provisions for trend changes caused by inflation. Loss reserves for IBNR claims are estimated based on many variables including historical and statistical information, changes in exposure units, inflation, legal developments, storm loss estimates and economic conditions. Case and formula basis loss reserves are reviewed on a regular basis. As new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis which have not settled after six months, are case reserved at that time. Although our management uses many resources to calculate loss reserves, there is no precise method for determining the ultimate liability. We do not discount loss reserves for financial statement purposes. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loss and LAE.”

The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2010, 2009 and 2008:

($ millions)	Year Ended December 31
	2010	2009	2008
Beginning of Year:
Loss and loss expenses payable	$840.2	791.2	658.3
Less: Reinsurance recoverable on losses and loss expenses payable(1)	20.8	21.2	11.2

Net losses and loss expenses payable(2)	819.4	770.0	647.1
Impact of pooling change, January 1, 2010 and 2008	(4.0)	—	51.3
Provision for losses and loss expenses occurring:
Current year	954.2	899.5	874.0
Prior years(3)	(64.6)	(56.2)	(27.3)

Total	889.6	843.3	846.7
Loss and loss expense payments for claims occurring during:
Current year	543.9	524.8	518.7
Prior years	286.9	269.1	256.4

Total	830.8	793.9	775.1
End of Year:
Net losses and loss expenses payable	874.2	819.4	770.0
Add: Reinsurance recoverable on losses and loss expenses payable(4)	18.8	20.8	21.2

Losses and loss expenses payable(5)	$893.0	840.2	791.2

(1)	Includes amounts due from affiliates of $0.1 million, $0.6 million, and $1.2 million at beginning of year 2010, 2009, and 2008, respectively.
(2)	Includes net amounts assumed from affiliates of $346.2 million, $343.0 million, and $257.2 million at beginning of year 2010, 2009, and 2008, respectively.
(3)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE.”

(4)	Includes amounts due from affiliates of $0.1 million and $0.6 million at end of year 2009 and 2008, respectively.
(5)	Includes net amounts assumed from affiliates of $375.8 million, $346.2 million, and $343.0 million at end of year 2010, 2009, and 2008, respectively.

The following table sets forth our development of loss reserves from 2000 through 2010. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and LAE recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and LAE for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including IBNR.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported loss reserve as of the end of each succeeding year. For example, through December 31, 2010, we have paid 121.3% of the losses and LAE that had been incurred but not paid, as estimated at December 31, 2000.

The lower portion of the table shows the current estimate of the previously reported loss reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the year end 2000 loss reserve has developed $94.2 million or 39.8% deficient through December 31, 2010. This $94.2 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2002, on claims incurred in 2000 includes the cumulative redundancy or deficiency for years 2000, 2001 and 2002. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 2000 and 2001, the Pooling Arrangement was amended to increase our share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to us from our parent company in 2000 and 2001 in conjunction with each year’s respective pooling change. In 2005, the MIGI Insurers were added to the pool and our share of their net liabilities and assets were transferred to us from them. In 2008, Beacon National, the Patrons Insurance Group, State Auto middle market business and voluntary assumed reinsurance from parties affiliated with State Auto Mutual were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. In 2010, SA National and voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009 by State Auto Mutual were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. The amount of the assets transferred on the reserve liabilities assumed/ceded in 2000, 2001, 2005, 2008 and 2010 has been netted against and has reduced/increased the cumulative amounts paid for years prior to 2000, 2001, 2005, 2008 and 2010, respectively.

($ millions)	Years Ended December 31
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net liability for losses and loss expenses payable	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2

Paid (cumulative) as of:
One year later	5.9%	43.4%	41.2%	36.7%	31.6%	34.9%	34.9%	31.7%	34.9%	35.5%	—
Two years later	52.7%	65.3%	60.8%	53.2%	48.4%	51.1%	50.5%	49.4%	53.2%
Three years later	79.9%	78.4%	71.4%	63.3%	59.6%	60.9%	60.4%	62.6%
Four years later	95.5%	84.4%	77.3%	70.6%	66.1%	66.0%	67.8%
Five years later	101.6%	88.5%	82.3%	74.3%	69.2%	70.3%
Six years later	107.0%	92.3%	85.1%	76.0%	72.3%
Seven years later	112.2%	94.7%	86.4%	78.4%
Eight years later	116.4%	95.9%	88.4%
Nine years later	117.9%	97.8%
Ten years later	121.3%

Net liability re-estimate as of:
One year later	125.7%	102.4%	99.7%	96.5%	93.3%	89.9%	91.7%	95.8%	92.7%	92.1%	—
Two years later	129.1%	105.1%	100.6%	93.2%	87.6%	86.4%	90.5%	93.7%	89.5%
Three years later	133.1%	106.9%	98.8%	91.0%	86.9%	85.6%	88.8%	91.9%
Four years later	136.1%	106.2%	98.5%	90.6%	86.2%	85.3%	87.4%
Five years later	135.6%	107.1%	98.8%	89.8%	85.5%	84.7%
Six years later	138.2%	107.7%	98.4%	89.7%	85.2%
Seven years later	140.1%	107.4%	98.6%	89.7%
Eight years later	139.5%	107.6%	98.6%
Nine years later	139.6%	107.8%
Ten years later	139.8%

Cumulative redundancy (deficiency)	$(94.2)	$(39.6)	$8.5	$64.6	$97.3	$108.6	$83.2	$52.1	$80.6	$64.6	—

Cumulative redundancy (deficiency)	(39.8%)	(7.8%)	1.4%	10.3%	14.8%	15.3%	12.6%	8.1%	10.5%	7.9%	—

Gross* liability—end of year	$457.2	$743.7	$862.4	$934.0	$1,006.4	$1,111.1	$1,032.7	$1,029.9	$1,198.6	$1,293.2	$1,391.4
Reinsurance recoverable	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2
Net liability—end of year	$236.7	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2

Gross liability re-estimated—latest	125.0%	107.7%	99.3%	92.4%	88.7%	87.7%	89.6%	93.6%	90.7%	92.4%	—
Reinsurance recoverable re-estimated—latest	109.1%	107.5%	101.0%	97.9%	95.4%	92.9%	93.4%	96.3%	92.7%	92.9%	—
Net liability re-estimated—latest	139.8%	107.8%	98.6%	89.7%	85.2%	84.7%	87.4%	91.9%	89.5%	92.1%	—

*	Gross liability includes: Direct and assumed losses and loss expenses payable.

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

Reinsurance recoverable	$220.5	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2
Amount netted against assumed from State Auto Mutual	$212.6	$219.9	$261.5	$291.0	$324.6	$382.4	$358.2	$371.6	$407.4	$453.0	$498.4
Net reinsurance recoverable	$7.9	$13.9	$8.8	$14.2	$25.9	$17.4	$13.5	$11.2	$21.2	$20.8	$18.8

INVESTMENT OPERATIONS

Our investment portfolio is managed to provide growth of statutory surplus to facilitate increased premium writings over the long-term while maintaining the ability to fund current insurance operations. The primary objectives are to generate income, preserve capital and maintain liquidity. Our investment portfolio is managed separately from that of our parent company and its subsidiaries, and investment results are not shared by our Pooled Companies through the Pooling Arrangement. Stateco performs investment management services for us and our parent company and its subsidiaries, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its respective Board of Directors.

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

Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $78.3 million is available in 2011 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $56.4 million, $11.5 million, and $39.0 million in 2010, 2009, and 2008, respectively, from its insurance subsidiaries.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any adverse legislation or regulation in any state in which we conducted business during 2010 which would materially impact our business.

Many of the states in which we operate have passed or are considering legislation restricting or banning the use of “credit scoring” in the rating and risk selection process. The Fair and Accurate Credit Transactions Act, passed by the United States Congress in 2003, directed the Federal Trade Commission (“FTC”) to consult with the Office of Fair Housing and Equal Opportunity on, among other things, how the use of credit information may affect the availability and affordability of property/casualty insurance, and whether the use of certain factors by credit scoring systems could have a disparate impact on minorities. In July of 2007, the FTC released a report on credit scoring and its impact on automobile insurance. The FTC concluded that credit-based scoring is an effective predictor of risk with respect to the issuance of automobile insurance policies to consumers, but has little effect as an indicator of racial or ethnic status of consumers. Despite the FTC’s conclusions, some consumer groups and certain regulatory and legislative entities continue to resist the use of credit scoring in the rating and risk selection process. In 2008, the FTC asked nine of the nation’s largest homeowners insurance companies to provide information that the FTC says will allow it to determine how consumer credit data is used by the companies in underwriting and rate setting in this line of business. The FTC continues to analyze the responses received from the nine insurance companies and expects to issue its report to Congress in late 2011 or 2012, though no specific release date has been published. Upon release, the results of the study could affect the future use of credit scoring. Banning or restricting this practice or data mining would limit our ability, and the ability of other carriers, to take advantage of the predictive value of this information.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2010, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.

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

The Terrorism Risk Insurance Act of 2002 and its successor, the Terrorism Risk Insurance Extension Act of 2005 (collectively, the “Terrorism Acts”) require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from terrorist attacks within the United States. Under the Terrorism Acts, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage. If the policyholder rejects coverage for certified acts of terrorism, we will cover only such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. By enacting the Terrorism Risk Insurance Program Reauthorization Act

of 2007, Congress made modest changes to the previous Terrorism Acts—for example, deleting the distinction between certified and non-certified (essentially foreign and domestic) acts of terrorism. Lines of business covered, as well as other important features (such as loss triggers, company deductibles and industry retentions) were not changed. Our current property reinsurance treaties exclude certified acts of terrorism.

The Federal Insurance Office was established in 2010 by the enactment of the Dodd-Frank Act. The Federal Insurance Office will be a separate office within the United States Department of Treasury. While lacking regulatory authority, the primary objectives of the Federal Insurance Office will be to monitor, collect data and report on the insurance industry. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators.

EMPLOYEES

As of February 25, 2011, we had 2,483 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.

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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	60	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present; Senior Vice President, Insurance Operations, of Main Street America Group, a property and casualty insurance company, 4/05 – 2/06; President and Chief Executive Officer for two property and casualty insurance subsidiaries of Allmerica Financial Corporation (now known as Hanover Insurance Group), 1998 – 2003.	2006

Steven E. English, Vice President and Chief Financial Officer	50	Vice President of STFC and State Auto Mutual, 05/06 to present; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present; Assistant Vice President of State Auto Mutual, 06/01 to 05/06.	2006

Joel E. Brown, Vice President	53	Vice President, Standard Lines, of STFC and State Auto Mutual, 01/11 to present; Vice President, Personal Lines, and Regional Vice President of STFC and State Auto Mutual, 01/01 to 01/11.	2011

Jessica E. Buss, Chief Operating Officer of Specialty Insurance	39	Chief Operating Officer, Specialty Insurance, of STFC and State Auto Mutual, 01/11 to present; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 01/11; Chief Financial Officer of Rockhill Insurance Company, 11/05 to 11/08.	2011

James E. Duemey, Vice President and Investment Officer	64	Vice President and Investment Officer of STFC and State Auto Mutual, 5/91 to present.	1991

Clyde H. Fitch, Jr., Senior Vice President and Chief Sales Officer	60	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present; Senior Vice President of Travelers Companies, Inc. for more than five years prior to 11/07.	2007

Cynthia A. Powell, Vice President and Treasurer	50	Treasurer of STFC and State Auto Mutual, 06/06 to present; Vice President of State Auto Mutual, 3/00 to present; Vice President of STFC, 5/00 to present.	2000

Lorraine M. Siegworth, Vice President	43	Vice President of STFC and State Auto Mutual, 11/06 to present; Vice President of Nationwide Insurance or its affiliates, 09/00 to 03/06, most recently serving as Vice President of Corporate HR of Nationwide Insurance.	2006

James A. Yano, Vice President, Secretary and General Counsel	59	Vice President, Secretary and General Counsel of STFC and State Auto Mutual, 4/07 to present; Senior Vice President, Secretary and General Counsel of Abercrombie & Fitch Co. 5/05 to 3/07; Partner, law firm of Vorys, Sater, Seymour and Pease LLP for more than five years prior thereto.	2007

(1)	Age as of March 8, 2011.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

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

RESERVES

If our estimated liability for losses and loss expenses is incorrect, our loss reserves may be inadequate to cover our ultimate liability for losses and loss expenses and may have to be increased.

We establish loss reserves based on actuarial estimates of the amount to be paid in the future to settle all claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. Our loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the loss reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal developments and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag between the occurrence of an insured event and the time a claim is actually reported to the insurer. We refine loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to loss reserves in the results of operations for the periods in which the estimates are changed. In establishing loss reserves, we take into account estimated recoveries for reinsurance, salvage and subrogation.

Because estimating loss reserves is an inherently uncertain process, currently established loss reserves may not be adequate. If we conclude the estimates are incorrect and our loss reserves are inadequate, we are obligated to increase them. An increase in loss reserves results in an increase in losses, reducing our net income for the period in which the deficiency is identified. Accordingly, an increase in loss reserves could have a material adverse effect on our results of operations, liquidity and financial condition.

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

The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Accordingly, we can sustain significant losses from less severe catastrophes, such as localized windstorms, when they affect areas where our insured exposure is concentrated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from severe thunderstorms, tornadoes and hail, primarily in the Midwest and Texas, as well as earthquakes and hurricanes affecting the United States. In the last three years, the largest catastrophe or series of catastrophes affecting STFC’s results of operations in any one year were as follows: 2010 with losses from a series of spring storms including wind and hail in northern Ohio and a rash of flood related claims in Nashville, Tennessee, both which affected our auto physical damage results in both personal and business insurance auto lines resulting in approximately $22.2 million in pre-tax losses; 2009 with losses from two winter storms in the South and Midwest resulting in approximately $41.1 million in pre-tax losses; and 2008 with losses from Hurricane Ike as it travelled through the Midwest resulting in approximately $44.1 million in pre-tax losses.

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

Our financial condition, cash flows and results of operations depend on our ability to underwrite and set rates adequately for a full spectrum of risks, across a number of lines of insurance. Rate adequacy is necessary to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.

Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow appropriate underwriting guidelines;

•	our ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns (including those which may be related to climate change) for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

Such risks may result in our rates being based on inadequate or inaccurate data or inappropriate assumptions or methodologies, and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, we could under price risks, which would negatively affect our margins, or we could overprice risks, which could reduce our premium reserves and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.

TECHNOLOGY AND TELECOMMUNICATION SYSTEMS

Our business success and profitability depend, in part, on effective information technology and telecommunication systems. If we are unable to keep pace with the rapidly developing technological advancements in the insurance industry, our ability to compete effectively could be impaired.

We depend in large part on our technology and telecommunication systems for conducting business and processing claims. Our business success is dependent on maintaining the effectiveness of existing technology and telecommunication systems and on their continued development and enhancement to support our business processes and strategic initiatives in a cost effective manner. We recently began the development of a new claims system. This effort will involve a significant commitment of resources over the next 24 months. The new system is expected to add functionality, increase our claims efficiency and result in indemnity savings. In spite of our best planning and efforts, it is possible that the system may not be developed within the planned time frame or budget and/or that the expected benefits may not be realized upon implementation.

An ongoing challenge during system development and enhancement is the effective and efficient utilization of current technology in face of a constantly changing technological landscape. There can be no assurance that the development of current technology for future use will not result in our being competitively disadvantaged, especially with those carriers that have greater resources. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to effectively execute and update or replace our key legacy technology and telecommunication systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and/or cost structure could be adversely affected.

BUSINESS CONTINUITY

Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology, telecommunications and other business systems. Our business continuity and disaster recovery plans may not sufficiently address all contingencies.

Our business is highly dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour claims contact centers, processing new and renewal business, receiving and processing payment receipts and processing and paying claims. A shut-down of or inability to access one or more of our facilities, a power outage, a pandemic, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity, or if our system or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, receive premium payments, pay claims in a timely manner or perform other necessary corporate functions. This could result in a materially adverse effect on our business results and liquidity.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer infrastructure, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business and reputation.

We have established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event, which may result in a material adverse effect on our financial position and results of operations.

REALIZATION OF DEFERRED INCOME TAX ASSETS

If some or all of our deferred tax assets will not be realized, we will be required to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Deferred tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. At December 31, 2010, we have net deferred federal income tax assets of $86.3 million, consisting of deferred tax assets of $177.2 million and deferred tax liabilities of $90.9 million. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2010, we held no valuation allowance on our net deferred tax assets.

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

REINSURANCE

Reinsurance may not be available, collectible or adequate to protect us against losses, or may cause us to constrain the amount of business we underwrite in certain lines of business and locations.

We use reinsurance to help manage our exposure to insurance risks and to manage our capital. The availability and cost of reinsurance are subject to prevailing market conditions, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. Ceded reinsurance arrangements do not eliminate our obligation to pay claims. As a result, we are subject to counterparty risk with respect to our ability to recover amounts due from reinsurers. Reinsurance may not be adequate to protect us against losses and may not be available to us in the future at commercially reasonable rates. In addition, the magnitude of losses in the reinsurance industry resulting from catastrophes may adversely affect the financial strength of certain reinsurers, which may result in our inability to collect or recover reinsurance. Reinsurers also may reserve their right to dispute coverage with respect to specific claims. With respect to catastrophic or other loss, if we experience difficulty collecting from reinsurers or obtaining additional reinsurance in the future, we will bear a greater portion of the total financial responsibility for such loss, which could materially reduce our profitability or harm our financial condition.

CYCLICAL NATURE OF THE INDUSTRY

The property and casualty insurance industry is highly cyclical, which may cause fluctuations in our operating results.

The property and casualty insurance industry, particularly business insurance, has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable returns. Accordingly, our commercial and specialty lines of business tend to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return. This can cause volatility in our premium revenues. Our specialty insurance units, RED and Rockhill, market and underwrite commercial exposures through wholesale brokers, program administrators and other specialty sources. The nature of such distribution channels reacting to price competition may result in the movement of business and volatility of premium revenues.

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

Current economic conditions and economic declines in future reporting periods could adversely impact our business and results of operations. While the volatility of the economic climate makes it difficult for us to predict the complete impact of economic conditions on our business and results of operations, our business may be impacted in a variety of ways.

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

In response to economic conditions, the United States federal government and other governmental and regulatory bodies have taken action and may take additional actions to address such conditions. There can be no assurance as to what impact such actions or future actions will have on the financial markets, economic conditions or our Company.

In addition, government spending and monetary policies or other factors may cause the rate of inflation to increase in the future. Inflation can have a significant negative impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, we attempt to anticipate increases from inflation subject to the limitations of modeling economic variables. Premium rates may prove to be inadequate due to low trend assumptions arising from the use of historical data. Even when general inflation is relatively modest, price inflation on the goods and services purchased by insurance companies in settling claims can steadily increase. Reserves may develop adversely and become inadequate. Retentions and deductibles may be exhausted more quickly. Interest rate increases in an inflationary environment could cause the values of our fixed income investments to decline.

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

DIVIDENDS

We may not be able to receive sufficient dividends from our insurance subsidiaries, and although we have a history of paying cash dividends to our shareholders, there can be no assurance that we will continue to pay cash dividends in the future.

We have a history of consistently paying cash dividends to our shareholders. However, the future payment of cash dividends will depend upon a variety of factors, such as our results of operations, financial condition and cash requirements, as well as the ability of our insurance subsidiaries to make distributions to STFC. State insurance laws restrict the payment of dividends by insurance companies to their shareholders. In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. Such restrictions and other requirements and factors may affect the ability of our insurance subsidiaries to make dividend payments to STFC. Limits on the ability of our insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay cash dividends to shareholders.

DISTRIBUTION SYSTEM

Our retail agents, who are part of the independent agency distribution channel, are our sole distribution channel for our personal and business insurance segments. Our exclusive use of this distribution channel may constrain our ability to grow at a comparable pace to our competitors that utilize multiple distribution channels. In addition, consumers may prefer to purchase insurance products through alternative channels, such as through the internet, rather than through agents.

We market our insurance products in our personal and business insurance segments exclusively through independent, non-exclusive insurance agents and brokers, whereas some of our competitors sell their insurance products through direct marketing techniques, the internet or “captive” insurance agents who sell products exclusively for one insurance company. Throughout its history, the State Auto Group has supported the independent agency system as our distribution channel. However, we recognize that although the number of distribution locations has expanded, the number of independent agencies in the industry has dramatically shrunk over the past decade due to agency purchases, consolidations, bankruptcies and agent retirements. We also recognize that it will be progressively more difficult to expand the number of independent agencies representing us. If we are unsuccessful in maintaining and increasing the number of agencies in our independent agency distribution system, our sales and results of operations could be adversely affected.

The retail agents that market and sell our products also sell products of our competitors. These agents may recommend our competitors’ products over our products or may stop selling our products altogether. Our strategy of not pursuing market share at prices that are not expected to produce an underwriting profit can have the effect of making top line growth more difficult. When price competition is intense, this effect is exaggerated by the fact our independent agent distribution force has products to sell from other carriers that may be more willing to lower prices to grow top line sales. Consequently, we must remain focused on attracting and retaining productive agents to market and sell our products. We compete for productive agents primarily on the basis of our financial position, support services, ease of doing business, compensation and product features. Although we make efforts to ensure we have strong relationships with our retail agents and to persuade them to promote and sell our products, we may not be successful in executing these efforts. If we are unsuccessful in attracting and retaining these agents, our sales and results of operations could be adversely affected.

In addition, consumers are increasingly using the internet and other alternative channels to purchase insurance products. While our website provides a significant amount of information about our insurance products, consumers cannot purchase insurance through our website. Instead, consumers must contact one of our independent agents in order to purchase any of our insurance products or make changes to their existing policies. This primary distribution system may place us at a disadvantage with consumers who prefer to purchase insurance products online or through other alternative distribution channels.

REGULATION

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations (see “Regulation-Dividends” in Item 1), changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

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

The Federal Insurance Office was established in 2010 by the enactment of the Dodd-Frank Act. The Federal Insurance Office will be a separate office within the United States Department of Treasury. While lacking regulatory authority, the primary objectives of the Federal Insurance Office will be to monitor, collect data and report on the insurance industry. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators.

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

We are subject to the tax laws and regulations of the United States federal, state and local governments. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

LITIGATION

We may suffer losses from litigation, which could materially and adversely affect our operating results or cash flows and financial condition.

As is typical in our industry, we face risks associated with litigation of various types, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Litigation is subject to inherent uncertainties and in the event of an unfavorable outcome in one or more litigation matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

TERRORISM

Terrorist attacks, and the threat of terrorist attacks, and ensuing events could have an adverse effect on us.

Terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause loss of life, property damage, reduced economic activity, and additional disruptions to commerce. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the State Auto Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The Terrorism Acts require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from certain terrorist attacks within the United States. Under the Terrorism Acts, we must offer our commercial policyholders coverage against certified acts of terrorism. In December 2007, the United States Congress extended the Terrorism Acts through December 31, 2014, and made some modest changes to the Terrorism Acts. See “Regulation” in this Item 1 for a discussion of the Terrorism Acts.

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

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a portion of our revenues and earnings and are therefore subject to market risk, credit risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices. Future increases in interest rates could cause the values of our fixed income portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio. Individual securities in our fixed income portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities. For example, budget strains on certain states and local governments could negatively affect the credit quality and ratings of their issued securities.

If the fixed income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of our investment portfolio could also put our insurance subsidiaries at risk of failing to satisfy regulatory minimum capital requirements. If we were not at that time able to supplement our subsidiaries’ capital from STFC or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected. Also, a decline in market rates of fixed income securities or a decline in the fair value of equity securities could cause the investments in our pension plans to decrease, resulting in additional expense and increasing required contributions to the pension plan.

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

Our success depends on our ability to attract, train, develop and retain talented, diverse employees, including executives and other key managers in a specialized industry. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business. Talent management is a key consideration in our specialty insurance segment, which requires specialized product underwriting, claims handling and risk management services and involves distribution through channels other than our retail agents.

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

Since going public in 1991, we and State Auto Mutual have acquired or affiliated with other insurance companies, most recently the 2009 acquisition of the Rockhill Insurance Group by State Auto Mutual. It is anticipated that we and State Auto Mutual will continue to pursue acquisitions or affiliations of other insurance companies in the future.

Insurance company acquisitions and affiliations involving State Auto Mutual generally do not have a material financial impact on State Auto Financial unless and until the target insurers are added to our Pooling Arrangement, such as the addition of the Rockhill Insurance Group as of January 1, 2011.

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

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate financial stability and a strong ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders and creditors. Ratings are important to maintaining public confidence in our Company and in our ability to market our products. A downgrade in our financial strength ratings could, among other things, negatively affect our ability to sell certain insurance products, our relationships with agents and our ability to compete. In May 2010, Standard & Poor’s lowered our financial strength rating from A to A- with stable outlook primarily because of our recent operating and financial results in comparison to our historical results, among other factors.

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. Our Pooled Companies currently have a rating from A.M. Best Company of A+ (Superior) (the second highest of A.M. Best’s 15 ratings) with negative outlook. We may not be able to maintain our current A.M. Best or Standard & Poor’s ratings, or our current ratings from other rating agencies.

CONTROL BY OUR PARENT COMPANY

Our parent company owns a significant interest in us and may exercise its control in a manner detrimental to your interests.

As of December 31, 2010, our parent company owned approximately 63% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to stockholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC stockholders.

COMPETITION

Our industry is highly competitive, which could adversely affect our sales and profitability.

The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations, and substantially greater financial, technical and operating resources and market share than we. We may not be able to effectively compete, which could adversely affect our sales or profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, producer relationships, reputation and name or brand recognition. Our competitors sell through various distribution channels, including independent agents, captive agents and directly to the consumer. We compete not only for personal and business insurance customers, but also for independent agents and brokers to market and sell our products. Our specialty insurance segment faces competitors attempting to sell their products through the distribution system of wholesale brokers, program administrators and other specialty sources. Some of our competitors offer a broader array of products, have more competitive pricing or have higher claims paying ability ratings. In addition, other financial institutions are now able to offer services similar to our own as a result of the Gramm-Leach-Bliley Act.

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

The trading price of our common stock may fluctuate substantially due to a variety of factors, some of which may not be related to our operating performance and are beyond our control. Such factors include, but are not limited to, the following: volatility and variations in our actual or anticipated operating results or changes in the expectations of financial market analysts; investor perceptions of our Company and/or the property and casualty industry; market conditions in the insurance industry and any significant volatility in the market; and major catastrophic events.

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

Item 3. Legal Proceedings

We are involved in a number of lawsuits, and may become involved in other potential litigation, arising in the ordinary course of our business. Generally, our involvement in a lawsuit involves defending third-party claims brought against our insureds in our role as liability insurer or against us as a principal of surety bonds, as well as defending policy coverage claims brought against us. We consider all lawsuits relating to such insurance claims in establishing our loss and loss adjustment expense reserves.

The following describes the significant pending legal proceedings, other than ordinary routine litigation incidental to our business, to which State Auto Financial or any of its subsidiaries is a party or to which any of our property is subject:

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs allege that the State Auto Group has engaged, and continues to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court and restitution and/or disgorgement of profits derived from plaintiffs and the alleged class. We filed a motion to dismiss on March 1, 2011, and it remains pending. We believe our practices with respect to pricing, quoting and selling our insurance policies are in compliance with all applicable laws, deny any and all liability to plaintiffs or the alleged class, and intend to vigorously defend this lawsuit.

We accrue for a litigation-related liability, other than insurance claims, when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to us, we believe that our reserves for these litigation-related liabilities are reasonable and that the ultimate outcomes of any pending matters are not likely to have a material adverse effect on our consolidated financial position or results of operations. However, regarding the putative class action litigation described above, it is not currently possible to predict the legal outcome of this litigation or its impact on the future development of claims and litigation relating to similar claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise in amounts in excess of our currently held reserves. In addition, our estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to our results of operations in future periods.

Additionally, our insurance subsidiaries may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in our insurance policies. We believe that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on our financial position or results from operations.

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 25, 2011, there were 1,348 stockholders of record of our common shares.

Market Price Ranges and Dividends Declared on Common Shares

Initial Public Offering—June 28, 1991 – $2.25(1). The following table sets forth information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2010	High	Low	Dividend
First Quarter	$19.06	$15.11	$0.15
Second Quarter	20.38	15.42	0.15
Third Quarter	16.30	13.40	0.15
Fourth Quarter	17.89	15.06	0.15

2009	High	Low	Dividend
First Quarter	$30.25	$14.29	$0.15
Second Quarter	18.64	14.75	0.15
Third Quarter	18.56	15.62	0.15
Fourth Quarter	18.92	15.54	0.15

(1)	Adjusted for stock splits.

On March 4, 2011, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend is payable on March 31, 2011, to shareholders of record on March 14, 2011. Additionally, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for additional information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph

The line graph below compares the total return on $100 invested on December 31, 2005, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
STFC	100.000	96.160	74.311	86.630	55.227	53.940
NASDAQ Index	100.000	110.335	122.063	73.483	106.814	126.202
NASDAQ Ins. Index	100.000	113.726	114.725	103.742	107.207	126.646

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31:
	2010*	2009	2008*	2007	2006
Statement of Income Data— GAAP Basis:
Earned premiums	$1,257.2	1,176.5	1,126.0	1,011.6	1,023.8
Net investment income	$80.8	82.1	87.4	84.7	83.1
Total revenues	$1,355.1	1,256.9	1,181.9	1,113.4	1,117.4
Net income (loss)	$24.5	10.2	(31.1)	119.1	120.4
Earned premium growth	6.9%	4.5	11.3	(1.2)	(2.5)
Return on average invested assets(1)	3.6%	3.9	4.1	4.3	4.4

Balance Sheet Data— GAAP Basis:
Total investments	$2,307.1	2,179.1	1,941.3	2,021.2	1,937.9
Total assets	$2,722.0	2,564.5	2,443.6	2,337.9	2,255.1
Total notes payable	$116.8	117.2	117.6	118.0	118.4
Total stockholders’ equity	$851.8	849.4	761.0	935.5	834.2
Common shares outstanding	40.1	39.8	39.5	40.5	41.0
Return on average equity	2.9%	1.3	(3.7)	13.5	15.1
Debt to capital ratio	12.1%	12.1	13.4	11.2	12.4

Per Common Share Data— GAAP Basis:
Basic EPS	$0.61	0.26	(0.78)	2.90	2.95
Diluted EPS	$0.62	0.25	(0.78)	2.86	2.90
Cash dividends per share	$0.60	0.60	0.60	0.50	0.38
Book value per share	$21.23	21.33	19.23	23.10	20.32

Common Share Price:
High	$20.38	30.25	37.08	35.22	39.94
Low	$13.40	14.29	17.38	23.99	28.40
Close at December 31	$17.42	18.50	30.06	26.30	34.68
Close price to basic EPS	28.56	71.15	(38.54)	9.07	11.76
Close price to book value per share	0.82	0.87	1.56	1.14	1.71

GAAP Ratios:
Loss and LAE ratio	70.8%	71.7	75.2	58.4	57.4
Expense ratio	33.8%	34.1	34.6	34.4	34.0
Combined ratio	104.6%	105.8	109.8	92.8	91.4

Statutory Ratios:
Loss and LAE ratio	70.3%	71.3	74.8	57.9	56.8
Expense ratio	32.9%	33.5	33.1	33.2	32.9
Combined ratio	103.2%	104.8	107.9	91.1	89.7
Net premiums written to surplus	1.7	1.5	1.6	1.1	1.2

(1)	Invested assets include investments and cash equivalents.
*	Reflects changes in Pooling Arrangement, effective January 1, 2010 and 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalized terms used in this Item 7 and not otherwise defined have the meanings ascribed to such terms under the caption “Important Defined Terms Used in this Form 10-K” which immediately precedes Part I of this Form 10-K. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K and the narrative description of our business contained in Item 1 of this Form 10-K.

OVERVIEW

State Auto Financial is a property and casualty insurance holding company. Our insurance subsidiaries are part of the State Auto Group and Pooling Arrangement described below. The State Auto Group markets a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. Our Pooled Companies are rated A+ (Superior) by the A.M. Best Company.

State Auto Financial’s principal subsidiaries are State Auto P&C, Milbank, Farmers and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.

Prior to January 1, 2011, we operated our business in three reportable segments: personal insurance, business insurance (collectively the “insurance segments” or “our insurance segments”) and investment operations. The three segments reflected the manner in which we managed our business and reported our results internally to our principal operating decision makers. The personal insurance segment provides primarily personal auto and homeowners to the personal insurance market. The business insurance segment provides primarily commercial auto, commercial multi-peril, fire & allied lines, other & product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. The investment operations segment, managed by Stateco, provides investment services for our invested assets. In 2010, the State Auto Group began writing new commercial specialty business through RED, which allowed us to offer insurance coverages in the program and alternative risk markets for business products such as general liability, commercial auto, workers’ compensation and property. In 2010, the financial results of business written through RED were included in our business insurance segment results.

With the acquisition of the Rockhill Insurance Group and the build out of RED, in 2010, management focused on assessing and positioning a realignment of our internal organization, including people, processes and compensation reward programs, to be more strategic in the personal, business and specialty insurance markets. Considering these internal changes, and with the inclusion of the Rockhill Insurers into the Pooling Arrangement as of January 1, 2011, our reportable insurance segments will change from personal and business insurance to personal insurance, business insurance and specialty insurance, aligning how these insurance segments report to our principal operating decision makers.

We evaluate the performance of our insurance segments using industry financial measurements determined based on SAP, and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2010 is set forth in this Item 7 and in Note 16 to our consolidated financial statements included in Item 8 of this Form 10-K.

EXECUTIVE SUMMARY

In order to improve our operating and financial results, we focus on four performance drivers – rational growth, underwriting profit, risk management, and capital management.

Rational Growth

Our growth in 2008 and 2009 outperformed the industry, which generally contracted, and based on preliminary data now available to us, we believe our premium growth again outperformed the industry in 2010. We consider rational growth to be premium growth that matches or exceeds the premium growth rates of designated peer property and casualty insurance companies, as well as the property and casualty insurance industry as a whole, while still considering underwriting profit, risk management, and capital management.

There are primarily two ways we grow our business. The first way is referred to as organic growth. This means we either sell more policies or increase the price of our product. Ideally, we will accomplish both simultaneously. Organic growth is challenging, especially in a stagnant economy and well-capitalized industry. If the price of our product is too high, customers may go elsewhere, and so the desired premium increases could be offset by a reduction in policy count. If the price is too low, we could increase our policy count at the risk of surrendering profit.

We also seek growth in ways other than price. When we are faced with untenably low prices from our competition, our goal is to remain an attractive market to our insureds, retail agents and wholesale brokers by stressing the strengths we bring to the marketplace, such as our product offerings and innovation; underwriting criteria; quality of service to insureds, retail agents and wholesale brokers; relationships with our retail agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology, making us a preferred business partner.

Organic growth in our business insurance segment, other than our RED book of business, has been more difficult for us to achieve than growth in our personal insurance segment. The primary reasons are the continued impact of the economy on premium bases and our commitment to underwriting. The business lines segment has been extremely competitive. Generally, business lines premiums and coverages are higher per policy than personal lines. Until the market accepts adequately priced product, we will be challenged to grow our standard business insurance book. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business. Our industry is characterized by its cyclical nature. During the current phase in the cycle, we are willing to sacrifice premium growth in our business lines in favor of achieving underwriting profitability.

While organic growth in the standard business insurance market has been difficult, we are competing effectively in the personal lines market. Our retail agents are finding attractive sales opportunities for auto and homeowners business. In addition, because we are heavily cross-sold in personal lines and continue to experience strong retention, we are well positioned to benefit from this trend.

Alternatively, we can grow by acquiring other companies and their distribution points, entering new states, offering new products, appointing new agents or offering our products through alternative distribution channels. This can be generally labeled as growth through merger and acquisition. Since STFC went public in 1991, the State Auto Group has successfully acquired six insurance groups comprising more than a dozen companies. Acquisition, as opposed to organic growth, has several advantages. It can be a practical, efficient way to leverage the acquired company’s existing channel relationships when introducing our products and services into a new state or new markets, rather than appointing one agent at a time, which can be expensive and difficult. Often acquisitions bring with it needed talent and competencies to the larger State Auto Group. An acquisition though, is also a major investment of capital. Immediate consequences of a poor acquisition choice can include overstaffing, incompatible automation systems and an ineffective distribution force.

We believe it is important to have processes and talent in place to grow both organically and through mergers and acquisitions. In 2009, our parent, State Auto Mutual, took a major growth step by acquiring the Rockhill Insurance Group, a specialty property and casualty insurance group, serving both the standard and excess and surplus lines insurance markets, whose product lines include commercial auto, property, bonds (surety and fidelity) and general liability. RED acts as a managing general underwriter for a variety of property and casualty coverages in the program and alternative risk markets. The insurers owned by RTW provide workers’ compensation coverage. While our top line growth in business insurance benefited from RED in 2010, we will see additional benefit from the other specialty businesses of Rockhill and RTW, when the financial results of these units are incorporated into our pooled results beginning January 1, 2011. We believe the growth and profit potential are excellent and provide diversification to our current product lines.

Underwriting Profit

We have long been known as an insurance company that produces an underwriting profit. Our combined ratio, however, has exceeded 100% for the last three years. It is critical to us that we return homeowners to underwriting profitability. Homeowners insurance is our second largest product concentration, after standard auto. A multi-year effort to implement solutions has produced an aggressive insurance to value program that audits policy coverage against the actual value of the property. We have also implemented separate, mandatory wind and hail deductibles for properties in select states and by-peril rating for homeowners in key states. By-peril rating calculates a separate premium for each peril and allows us to price more effectively for weather differences, which is the leading cause of homeowners’ losses. Our claim handling has become more specialized, with the addition of dedicated large and small property claim handlers and the formation of a catastrophe claim team, lessening our dependency on independent adjusters. We are also continuing our efforts to diversify geographically, with particular emphasis on those areas less prone to catastrophic property losses. Underwriting results in homeowners have improved in 2010.

Pricing the property and casualty insurance product has become a sophisticated science, and to that end we have made significant investment in our actuarial and financial teams, adding depth and talent to these important functions. We are dedicated to cost-based pricing, with each line of business priced to generate a profit. We implement periodic rate changes throughout our states.

Underwriting profitably requires more than sensible pricing, coverage enhancements and discerning risk evaluation. By reducing the per policy costs of operating our business, we increase the profit margin. In early 2009, we began a restructuring of our field and claims operations. We are seeing productivity and expense ratio improvements. The restructuring meant a reduction in both the personal and commercial lines staffs and an increase in our information technology and claims personnel. While difficult for us, these reductions were necessary, and we believe we handled the reductions with sensitivity, including providing severance packages and retirement incentives to those associates affected.

Changes currently underway in our claim organization are expected to positively impact indemnity payout, improve service and reduce costs. We have already reduced salvage yard vendor fees through negotiation with vendors. A new auto physical damage unit has significantly reduced independent adjuster expenses and improved indemnity benefits on auto physical damage claims. The expansion of our house counsel operation not only contributes to a lower loss ratio, but also improves service.

Risk Management

The objective of our enterprise risk management program is to help identify, understand, communicate and assure satisfactory mitigation or exploitation of risks associated with our business. Numerous risks are addressed, including a variety of underwriting, operational, market, credit and strategic risks. All of our business units play important roles in risk identification and in developing and executing risk mitigation strategies.

An internal, multi-disciplined team was formed in 2010 to address our geographic spread of risk and catastrophe loss exposure. Weather related catastrophes, including localized wind and hail storms, have been an onerous variable in our profitability formula in recent years, contributing to volatility in our financial results. We remain committed to taking steps to more effectively manage our catastrophe exposures and improve our geographic diversification. The combination of walking away from business in high risk or highly concentrated areas, while growing more aggressively in areas with lower property exposures or in less catastrophe-prone areas, or in areas where the catastrophe risk is uncorrelated to our existing footprints, are effective approaches to spread risk. Our merger and acquisition strategy also contributes to spread of risk. For example, the RED, Rockhill and RTW operations provide an additional measure of product and geographical diversification.

Catastrophe exposure management focuses on the perils of hurricane, earthquake, severe thunderstorms, tornadoes and hail. Computer modeling is used to project estimates of potential losses from these events. Such modeling is an important element of designing our property reinsurance programs. The results of hurricane modeling affect our risk appetites across six relevant geographic zones: Texas, the Gulf States, Florida, the Southeast, the Mid-Atlantic, and the Northeast. Modeling for severe thunderstorms, tornadoes and hail has helped us identify areas of Midwest property concentrations for reduction or constraint, as well as areas with lower and/or uncorrelated exposure to target for growth.

Risk management is also relevant to our business operations. In 2010, State Auto Mutual completed the construction of a new data center located more than 20 miles from our corporate headquarters, and we are in the process of migrating many of our IT functions to it. Its state-of-the-art design allows it to function securely under work load and environmental pressures. The commitment to make our data centers and processing systems secure and dependable is ongoing and, given the critical nature of information technology, will continue to remain a risk management priority.

Capital Management

In capital management, our number one goal remains preserving capital and enhancing liquidity in order to maintain a financial strength rating from A.M. Best that will enable us to maintain our preferred partnership status with our insureds, retail agents and wholesale brokers. STFC has paid a dividend every quarter since its inception in 1991, and has never lowered that dividend. We have maintained a debt to capital ratio that reinforces our strong capital structure.

Members of the State Auto Group pay a portion of the premiums received to reinsurers in exchange for reinsuring a portion of their exposures. This is done primarily to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and IBNR, based on management’s best estimate at a given point in time. Although management uses many resources to calculate reserves, there is no precise method for determining the ultimate liability. Our objective is to set reserves that reasonably approximate the ultimate liability for insured losses and loss expenses. We regularly review and adjust loss reserves as appropriate.

Our disciplined investment strategy emphasizes the quality of our investment grade fixed maturity portfolio and an internally managed, diversified equity portfolio. We have diversified our equity portfolio, utilizing outside managers to invest in U.S. small-cap equities and international equity funds. This was designed to achieve greater total return over time with reduced volatility. We suffered investment losses in the broad-based and dramatic market decline in 2008, but we have since more than recovered those losses in the healthier markets of 2009 and 2010. In our opinion, a diversified portfolio heavily weighted in investment grade bonds, coupled with a diversified equity portfolio, is the right strategy for most market cycles.

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

We regularly monitor our investment portfolio for declines in value that are other-than-temporarily impaired (“OTTI”), an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our equity securities and other invested assets for OTTI: (1) the length of time and/or the significance of decline below cost; (2) our ability and intent to hold these securities through their recovery periods; (3) the current financial condition of the issuer and its future business prospects; and (4) the ability of the market value to recover to cost in the near term. We recognize OTTI charges on our externally managed small-cap equity portfolio and a segment of our large-cap portfolio, as we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

We also consider the following factors when assessing our fixed maturity investments for OTTI: (1) the financial condition of the issuer including receipt of scheduled principal and interest cash flows; (2) our intent to sell; and (3) if it is more likely than not that we will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

Deferred Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premiums to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs. We have not recorded any significant changes in estimates for the years ended December 31, 2010, 2009 and 2008, respectively.

Losses and Loss Expenses Payable

Our loss reserves reflect all unpaid amounts for claims that have been reported, as well as for IBNR claims. Our loss reserves are not discounted to present value.

Loss reserves are management’s best estimates (“MBE”) at a given point in time of what we expect to pay to settle all claims incurred as of that date based on known facts, circumstances and historical trends. Loss reserves at the individual claim level are established on either a case reserve basis or formula reserve basis depending on the type and circumstances of the loss. The case reserve amounts are determined by claims adjusters based on our reserving practices, which take into account the type of risk, the circumstances surrounding each claim and applicable policy provisions. The formula reserves are based on historical data for similar claims with provision for changes caused by inflation. Case reserves and formula reserves are reviewed on a regular basis, and as new data becomes available, estimates are updated resulting in adjustments to loss reserves. Generally, reported losses initially reserved on a formula basis and not settled after six months are case reserved at that time. The process for calculating the IBNR component of the loss reserve is to develop an estimate of the ultimate losses and allocated loss expenses incurred, and subtract all amounts already paid or held as case or formula reserves.

The determination of ultimate losses integrates information and analysis provided by several disciplines within our Company, including claims, actuarial and accounting. This assessment requires considerable judgment in understanding how claims mature, which lines of business are the most volatile, and how trends change over time. Loss reserves represent an estimate at a given point in time based on many variables including historical and statistical information, inflation, legal developments, storm loss estimates and economic conditions. Although we consider many different sources of information, as well as a number of actuarial methodologies to estimate our loss reserves, there is no single method for determining the exact ultimate liability.

Our internal actuarial staff conducts quarterly reviews of projected loss development information to assist management in making estimates of ultimate losses and loss expenses. Several factors are considered in estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure growth, current business conditions, catastrophe developments and late reported claims. In addition, reasonableness tests are performed on many of the assumptions underlying each reserving methodology, such as claim frequency, claim severity and loss ratios. Nonetheless, changes which are not contemplated do occur over time, and those changes are incorporated in subsequent valuations of our loss reserves.

We use a number of different methodologies to estimate the IBNR component of our loss reserves. Our loss reserves include amounts related to short tail and long tail lines of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. The reserving methods and strengths and weaknesses of each are described below.

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

Long-Tail Business: Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio, Bornhuetter-Ferguson, and Least-Squares techniques as described below. We may also use statistical models when the historical patterns can be reasonably approximated.

Expected Loss Ratio Method: The Expected Loss Ratio Method generates indicated IBNR by multiplying an expected loss ratio by earned premiums, then subtracting incurred-to-date losses. For slower reporting lines of business, new products, or data that is very immature, the actual claim data is often too limited or too volatile for other projection methods. With this method the premiums are used as a measure of loss exposure, and the loss ratios can be derived from pricing expectations.

Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson Method is a weighted average of the Expected Loss Ratio Method and the Incurred Loss Development Method, using the percentage of losses reported as the weight. This method is particularly useful where there is a low volume of data in the current accident period, or where the experience is volatile. In general, this method produces estimates that are similar to the Incurred Loss Development Method.

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

Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. MBE loss and ALAE reserves for the STFC Pooled Companies’

share of the Pooled Companies’ reserves at December 31, 2010, was $884.1 million, within an estimated range of $811.4 million to $904.7 million. (These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K.)

The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $904.7 million, the reserve increase of $20.6 million corresponds to an after-tax decrease of $13.4 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $811.4 million, the $72.7 million reserve decrease would add $47.3 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.

An important assumption underlying the loss reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2010, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $76.3 million on reserves, or a $49.6 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

In addition to establishing loss reserves, as described above, we establish reserves for ULAE. Historical patterns of paid ULAE relative to paid loss are analyzed along with historical claim counts including claims opened, claims closed, and claims remaining open. The product of this analysis is an estimate of the relationship, or ratio, between ULAE and loss underlying the current loss reserves. This ratio is applied to the current outstanding loss reserves to estimate the required ULAE reserve. Consequently, this component of the loss expense reserve has a proportional relationship to the overall claim inventory and held loss reserves. The method assumes that the underlying claims process and mix of business do not change materially over time.

The following table sets forth a reconciliation of MBE of our direct loss and ALAE reserve to our net loss and loss expenses payable at December 31, 2010 and 2009. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2010 and 2009, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2010	2009
Direct loss and ALAE reserve:
STFC Pooled Companies	$487.7	488.0
Assumed by STFC Pooled Companies	396.4	394.5

Total direct loss and ALAE reserve	884.1	882.5

Direct ULAE reserve:
STFC Pooled Companies	27.2	26.6
Assumed by STFC Pooled Companies	24.9	24.5

Total direct ULAE reserve	52.1	51.1

Direct salvage and subrogation recoverable:
STFC Pooled Companies	(18.9)	(25.0)
Assumed by STFC Pooled Companies	(9.4)	(8.3)

Total direct salvage and subrogation recoverable	(28.3)	(33.3)

Reinsurance recoverable	(18.8)	(20.8)
Assumed reinsurance	21.2	4.4
Reinsurance assumed by STFC Pooled Companies	(36.1)	(64.5)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $18.8 and $20.8 in 2010 and 2009, respectively	$874.2	819.4

The following tables set forth the loss and loss expenses payable by major line of business at December 31, 2010 and 2009:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2010

Personal insurance segment:
Standard auto	$159.6	61.6	12.8	234.0
Nonstandard auto	11.6	2.1	—	13.7
Homeowners	51.5	26.7	2.5	80.7
Other personal	8.9	3.6	0.3	12.8

Total personal	231.6	94.0	15.6	341.2

Business insurance segment:
Commercial auto	55.1	47.3	4.9	107.3
Commercial multi-peril	40.9	54.3	5.2	100.4
Fire & allied lines	25.3	5.1	1.0	31.4
Other & product liability	66.4	100.2	16.8	183.4
Workers’ compensation	43.3	52.6	8.3	104.2
Other commercial	3.9	2.1	0.3	6.3

Total business	234.9	261.6	36.5	533.0

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$466.5	355.6	52.1	874.2

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2009

Personal insurance segment:
Standard auto	$149.8	54.3	12.2	216.3
Nonstandard auto	15.5	3.2	1.5	20.2
Homeowners	45.3	27.9	2.5	75.7
Other personal	9.8	3.3	0.3	13.4

Total personal	220.4	88.7	16.5	325.6

Business insurance segment:
Commercial auto	45.4	43.5	4.8	93.7
Commercial multi-peril	35.1	49.1	5.1	89.3
Fire & allied lines	28.1	4.7	1.0	33.8
Other & product liability	57.6	94.1	15.4	167.1
Workers’ compensation	48.5	47.4	7.9	103.8
Other commercial	3.5	2.2	0.4	6.1

Total business	218.2	241.0	34.6	493.8

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$438.6	329.7	51.1	819.4

See discussion in “Results of Operations—Loss and LAE” section included in this Item 7.

The property and casualty industry has experienced significant loss from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $1.5 million, and environmental reserves are $8.8 million, for a total of $10.3 million, or 1.2% of net losses and loss expenses payable. Asbestos reserves decreased $0.5 million and environmental reserves increased $0.2 million from 2009. Because we have insured primarily product retailers and distributors, we do not expect to incur the same level of liability, particularly related to asbestos, as companies that have insured manufacturing risks.

Pension and Postretirement Benefit Obligations

Pension and postretirement benefit obligations are long-term in nature and require management’s judgment in estimating the factors used to determine these amounts. We review these factors annually, including the discount rate and expected long-term rate of return on plan assets. Because these obligations are based on estimates which could change, the ultimate benefit obligation could be different from the amount estimated.

The State Auto Group has a defined benefit pension plan and a postretirement health care plan covering substantially all employees hired prior to January 1, 2010 (collectively “the benefit plans”). Several factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the benefit plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions. The actuarial assumptions used by us in determining benefit obligations may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates, or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

To calculate the State Auto Group’s December 31, 2010 benefit obligation for each of the benefit plans, we used a discount rate of 5.50% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2010 and net periodic benefit cost for the year ended December 31, 2011, a discount rate of 5.50% and an expected long-term rate of return on plan assets of 8.00% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have an effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.

The following table sets forth an illustration of variability with respect to the discount rate on our December 31, 2010 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2011, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2011. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	-0.25%	5.50%	+0.25%	-0.25%	5.50%	+0.25%
Benefit obligation	$293.0	282.8	273.2	$124.3	119.4	114.8
Net periodic benefit cost	15.5	14.5	13.5	11.5	10.9	10.6

	Expected return on plan assets			Expected return on plan assets
	-0.25%	8.00%	+0.25%	-0.25%	8.00%	+0.25%
Net periodic benefit cost	$15.1	14.5	13.9	$10.9	10.9	10.9

The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensations level only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2010, the ABO and PBO were $258.3 million and $282.8 million, respectively. At December 31, 2010, the fair value of the assets of our defined benefit pension plan was $219.6 million, which resulted in an underfunded status within our balance sheet of $63.2 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $15.0 million in 2011.

Our unfunded status on our pension plan increased from $52.1 million at December 31, 2009, to $63.2 million at December 31, 2010. Primarily influencing this increase are unrecognized gains and losses arising from factors including a decrease in the discount rate and expected to actual demographic changes, such as retirement age, mortality, turnover, and rate of compensation increases. The cumulative unrecognized actuarial loss is systematically recognized as an increase in net periodic cost over the average future service period of active participants. Additional factors influencing this increase are as follows: (1) actual return on our plan assets was a gain of $24.0 million compared to an expected return of $17.3 million for a net decrease to our obligation and unrecognized actuarial loss of approximately $6.7 million; and (2) a $2.4 million curtailment gain which reduced our obligation and unrecognized actuarial loss.

In November 2009, we announced to our employees a one-time election to select between two retirement benefit options: to either continue participation in the existing defined benefit pension plan with no changes; or to choose a new defined contribution plan in which we automatically contribute a percentage of the employee’s annual income resulting in a freeze to the employee’s existing accrued defined pension benefit. On May 31, 2010, employees’ elections were finalized which resulted in a $2.4 million curtailment gain on this date.

Our unfunded status on our postretirement medical plan (“retiree med plan”) increased from $92.8 million at December 31, 2009 to $116.7 million at December 31, 2010. Influencing this increase are unrecognized net actuarial gain and loss adjustments arising from a decrease in the discount rate, as well as demographic changes and expected to actual claims experience, which at December 31, 2010 had the effect of increasing our obligation and unrecognized actuarial loss.

See Note 10, “Pension and Postretirement Benefit Plans” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our pension and postretirement benefit plans.

Deferred Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring us to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we consider all available evidence, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or accumulated comprehensive income (loss). No valuation allowance was held by us at December 31, 2010.

Other

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Item 1A of this Form 10-K under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

POOLING ARRANGEMENT

The STFC Pooled Companies and the Mutual Pooled Companies participate in a quota share reinsurance pooling arrangement referred to as the “Pooling Arrangement.” Under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has remained at 80% since 2001.

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

In conjunction with the 2010 pooling changes, the STFC Pooled Companies received $3.7 million in cash from the Mutual Pooled Companies, for net insurance assets transferred on January 1, 2010. The following table sets forth the impact on our balance sheet at January 1, 2010, relating to the 2010 pooling changes:

($ millions)
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

In 2011, we changed the Pooling Arrangement to add the Rockhill Insurers to the pool each with a participation percentage of 0.0% (the “2011 pooling change”). In conjunction with the 2011 pooling change, the STFC Pooled Companies will receive approximately $150.9 million in cash and/or investment securities from the Rockhill Insurers, for net insurance liabilities transferred on January 1, 2011. The following table sets forth an estimate of the impact on our balance sheet at January 1, 2011, relating to the 2011 pooling change:

($ millions)
Losses and loss expenses payable	$123.7
Unearned premiums	34.3
Other liabilities	(0.1)
Less:
Deferred acquisition costs	7.0

Net cash and/or investment securities to be received	$150.9

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	2008 – 2009	2010	2011
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%	59.0%
Milbank	17.0	17.0	17.0
Farmers	3.0	3.0	3.0
SA Ohio	1.0	1.0	1.0
SA National	N/A	0.0	N/A

Total STFC Pooled Companies	80.0	80.0	80.0

State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0	19.0
SA Wisconsin	0.0	0.0	0.0
SA Florida	0.0	0.0	0.0
Meridian Security	0.0	0.0	0.0
Meridian Citizens Mutual	0.5	0.5	0.5
Beacon National	0.0	0.0	0.0
Patrons Mutual	0.4	0.4	0.4
Litchfield	0.1	0.1	0.1
RIC	N/A	N/A	0.0
Plaza	N/A	N/A	0.0
American Compensation	N/A	N/A	0.0
Bloomington Compensation	N/A	N/A	0.0

Total State Auto Mutual Pooled Companies	20.0	20.0	20.0

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

RESULTS OF OPERATIONS

Summary

The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2010, 2009 and 2008:

($ millions, except per share data)	2010	2009	2008
GAAP Basis:
Total revenues	$1,355.1	1,256.9	1,181.9
Net income (loss)	$24.5	10.2	(31.1)
Stockholders’ equity	$851.8	849.4	761.0
Book value per share	$21.23	21.33	19.23
Return on average equity	2.9	1.3	(3.7)
Debt to capital ratio	12.1	12.1	13.4
Loss and LAE ratio	70.8	71.7	75.2
Expense ratio	33.8	34.1	34.6
Combined ratio	104.6	105.8	109.8
Catastrophe Loss and LAE points	7.9%	7.7	13.9
Premiums written growth(1)	9.3%	5.1	18.2
Premiums earned growth	6.9%	4.5	11.3
Investment yield	3.6%	3.9	4.1
SAP Basis:
Loss and LAE ratio	70.3	71.3	74.8
Expense ratio	32.9	33.5	33.1
Combined ratio	103.2	104.8	107.9
Net premiums written to surplus	1.7	1.5	1.6

(1)

Includes a decrease of 0.2 points for 2010, related to the one-time $1.4 million transfer of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes, and an increase of 5.3 points for 2008, related to the one-time $53.6 million transfer of unearned premiums to us on January 1, 2008, in conjunction with the 2008 pooling changes.

2010 Highlights

Our 2010 pre-tax income was $24.5 million compared to pre-tax losses of $12.8 million and $75.1 million in 2009 and 2008, respectively. Revenues increased to $1,355.1 million in 2010 from $1,256.9 million and $1,181.9 million in 2009 and 2008, respectively, while expenses increased to $1,330.6 million in 2010 from $1,269.7 million and $1,257.0 million in 2009 and 2008, respectively. The following highlights significant factors that impacted 2010 results as compared to 2009 and 2008:

•

Earned premiums in 2010 were $1,257.2 million compared to $1,176.5 million and $1,126.0 million in 2009 and 2008, respectively. This growth was primarily driven by a combination of an increase in the level of exposures written and the result of rate increases in our personal lines.

•	We recognized $3.6 million of OTTI on our investment portfolio during 2010 compared to $9.0 million and $39.3 million in 2009 and 2008, respectively.

•

Net realized gains on investments, excluding OTTI, were $18.5 million in 2010, compared to $3.8 million and $2.9 million in 2009 and 2008, respectively. Included in the 2010 net realized gains on investments was $3.9 million related to the sale of our nonstandard automobile subsidiary, SA National.

•

On December 31, 2010, we sold SA National to a third party for $14.0 million plus a contingent earn-out. In deciding to sell SA National, we considered those businesses core to our long-term strategy and concluded that the nonstandard auto market was no longer a strategic fit for us. In 2010, SA National wrote approximately $37.0 million in direct written premiums through our independent agents in 21 states, with 80% (or approximately $30.0 million) retained by us under our Pooling Arrangement. We will continue to write SA National renewal business until such business is transitioned from our system to the buyer’s system, which should occur during the second quarter of 2011. See “Reinsurance Arrangements” section included in this Item 7.

•

Catastrophe losses for 2010 were $99.0 million (7.9 loss ratio points) compared to $90.3 million (7.7 loss ratio points) and $156.1 million (13.9 loss ratio points) for the same 2009 and 2008 periods, respectively. The 2008 catastrophe losses included catastrophe losses related to Hurricane Ike, which delivered tropical storm force winds to Texas and three of our largest states, Ohio, Kentucky and Indiana, accounting for $44.1 million of losses or 3.9 loss ratio points.

•

Our non-catastrophe losses for 2010 were $790.6 million (62.9 loss ratio points) compared to $753.0 million (64.0 loss ratio points) and $690.6 million (61.3 loss ratio points) for the same 2009 and 2008 periods, respectively.

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

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies—Deferred Acquisition Costs” section included in this Item 7.

Charges related to the restructuring of our field and claims operations, as well as those recorded due to the North Carolina Beach Plan write-off in 2009, contributed to the difference between our GAAP expense ratio and our SAP expense ratio. The restructuring differences relate mainly to the timing of the recognition of employee termination benefits. SAP requires us to estimate and immediately recognize the entire estimated costs related to severance, while GAAP requires similar estimated costs to be recognized ratably over the remaining service period of the employees impacted. The write-off in 2009 related to the North Carolina Beach Plan was included in the other expenses line item in the accompanying consolidated statements of income, and was therefore not included in the computation of the GAAP expense ratio.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

The following tables set forth a summary of our insurance segments’ SAP underwriting loss and SAP combined ratio for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums(1)	$819.9		$503.6		$1,323.5
Earned premiums	798.5		458.7		1,257.2
Losses and loss expenses	569.4	71.3	313.8	68.4	883.2	70.3
Underwriting expenses	238.4	29.1	197.4	39.2	435.8	32.9

SAP underwriting loss and SAP combined ratio	$(9.3)	100.4	$(52.5)	107.6	$(61.8)	103.2

($ millions)	2009
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums	$775.1		$435.3		$1,210.4
Earned premiums	732.8		443.7		1,176.5
Losses and loss expenses	554.8	75.7	283.7	64.0	838.5	71.3
Underwriting expenses	237.5	30.6	168.4	38.7	405.9	33.5

SAP underwriting loss and SAP combined ratio	$(59.5)	106.3	$(8.4)	102.7	$(67.9)	104.8

($ millions)	2008
	Personal	% Ratio	Business	% Ratio	Total	% Ratio
Written premiums(2)	$715.6		$489.3		$1,204.9
Earned premiums	670.9		455.1		1,126.0
Losses and loss expenses	520.3	77.6	322.1	70.8	842.4	74.8
Underwriting expenses	206.8	28.9	191.5	39.1	398.3	33.1

SAP underwriting loss and SAP combined ratio	$(56.2)	106.5	$(58.5)	109.9	$(114.7)	107.9

(1)

Includes the one-time transfer of $1.4 million of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes (transfer of $2.1 million of our personal insurance segment and receipt of $0.7 million for the Mutual Pooled Companies’ business insurance segment).

(2)

Includes the one-time transfer of $53.6 million of unearned premiums to us on January 1, 2008, in conjunction with the 2008 pooling changes (receipt of $24.8 million for our personal insurance segment and $28.8 million for our business insurance segment).

Revenue

We measure our top-line growth for our insurance segments based on net written premiums, which provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as the policy term. As such, our written premiums are recognized as earned ratably over the policy term. Unearned premiums are reflected on our balance sheet as a liability and represent our obligation to provide coverage for the unexpired term of the policy.

The following table sets forth the reconciliation of the one-time impact on net written premiums for the year ended December 31, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes:

($ millions)	Net Written Premiums Reconciliation Table
	Including Pooling Change	Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Standard auto	$491.5	—	491.5
Nonstandard auto	25.6	(2.1)	27.7
Homeowners	268.8	—	268.8
Other personal	34.0	—	34.0

Total personal	819.9	(2.1)	822.0

Business insurance segment:
Commercial auto	147.8	—	147.8
Commercial multi-peril	127.5	0.7	126.8
Fire & allied lines	95.6	—	95.6
Other & product liability	68.7	—	68.7
Workers’ compensation	38.9	—	38.9
Other business	25.1	—	25.1

Total business	503.6	0.7	502.9

Total net written premiums	$1,323.5	(1.4)	1,324.9

The following table sets forth the reconciliation of the one-time impact on net written premiums for the year ended December 31, 2008, of the unearned premiums transferred to us on January 1, 2008, in conjunction with the 2008 pooling changes:

($ millions)	Net Written Premiums Reconciliation Table
	Including Pooling Change	Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Standard auto	$406.7	7.9	398.8
Nonstandard auto	42.2	—	42.2
Homeowners	234.2	14.4	219.8
Other personal	32.5	2.5	30.0

Total personal	715.6	24.8	690.8

Business insurance segment:
Commercial auto	120.0	10.0	110.0
Commercial multi-peril	105.1	6.1	99.0
Fire & allied lines	102.5	5.7	96.8
Other & product liability	84.4	3.9	80.5
Workers’ compensation	47.5	2.0	45.5
Other commercial	29.8	1.1	28.7

Total business	489.3	28.8	460.5

Total net written premiums	$1,204.9	53.6	1,151.3

Personal Insurance Segment Revenue

Our personal insurance segment consists primarily of auto and homeowners products, with personal auto representing 39%, 41% and 38% of our total consolidated net written premiums in 2010, 2009 and 2008, respectively. We believe introducing new products, leveraging predictive modeling capabilities and making it easier for our agents and policyholders to do business with us through enhanced systems and easier to use technologies will enable us to strategically grow our personal lines business in desired geographic locations.

CustomFit SM, our standard auto product, provides additional quoting opportunities by allowing our agents to tailor policies to fit the insured’s needs. Further expanding our product portfolio, in the fourth quarter of 2009 we introduced our new homeowners CustomFit product which employs predictive modeling and by-peril rating, allowing us to target business with expected long-term profit potential. Compared to the traditional method of using fire as the main basis for rating, by-peril rating uses multiple perils (such as wind, hail and water) in the rating process designed to provide a more accurate and adequate rate. Our CustomFit homeowners product has now been deployed in eight states and future deployment is planned for our remaining states.

Our emphasis in personal insurance continues to be homeowners profitability. In addition to rate increases and the introduction of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies, which may include the review of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and the application of other loss mitigation tools for use by that agency, all with the purpose of improving operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss consistent with our loss settlement practices. In addition, we have implemented wind and hail deductibles in 15 states and are deploying strategies to provide greater spread of risk for our homeowners line.

Over the years, we have focused on improved technology interfaces with our agents and policyholders. This has included enhancing our personal lines sale portal netXpress SM for our agents, including increasing the number of integration points to our rating engine thus eliminating duplicate entry for agents. These actions have resulted in increased levels of quote activity by our agents. For our policyholders, we have increased the number of electronic bill pay options, including 24 x 7 online capability, along with introduction of claim reporting technology.

The following table sets forth a summary of written and earned premium, net of reinsurance, by major product line of business for our personal insurance segment for the years ended December 31, 2010, 2009 and 2008. The one-time impacts of the 2010 and 2008 pooling changes have been excluded from 2010 and 2008 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	2010	2009	2008
Personal Insurance Segment:

Net Written Premiums
Standard auto	$491.5	460.4	398.8
Nonstandard auto	27.7	37.7	42.2
Homeowners	268.8	245.2	219.8
Other personal	34.0	31.8	30.0

Total personal	$822.0	775.1	690.8

Net Earned Premiums
Standard auto	$479.7	433.2	384.3
Nonstandard auto	28.4	38.7	42.6
Homeowners	257.3	230.0	215.4
Other personal	33.1	30.9	28.6

Total personal	$798.5	732.8	670.9

Standard personal auto net written premiums for the year ended December 31, 2010 increased 6.8% compared to the same 2009 period. Rate increases contributed to approximately half of this premium growth, while the State Auto Group’s expansion of its operations within four of our newer states, Texas, Colorado, Arizona and Connecticut, contributed to the balance. Net written premiums for the year ended December 31, 2009 increased 15.4% compared to the same 2008 period. The expansion into Texas, Colorado, Arizona and Connecticut contributed to approximately 5 points of this growth in 2009, and rate increases also contributed to this growth. While growth continues to be strong, we are experiencing a slowdown in new business and a lower issue-to-quote ratio which we attribute to the impact of our rate increases.

Nonstandard auto net written premiums for the year ended December 31, 2010 decreased 26.5% compared to the same 2009 period. Approximately two-thirds of this decline was due to the inclusion of the nonstandard auto business in the Pooling Arrangement effective January 1, 2010 (20% of this business is ceded to the Mutual Pooled Companies). In August 2010, we announced that STFC had entered into an agreement to sell our nonstandard automobile insurance subsidiary, SA National, which resulted in a slowdown of new business submitted by our agents. The decline in net written premiums was also due to certain underwriting actions taken in 2009 and 2010 that included increasing rates and terminating certain agencies that had failed to consistently perform to our expectations. These actions, coupled with the impact of general economic conditions, continued to result in a reduction of nonstandard auto business. The actions taken in 2009 also contributed to the decline in net written premiums for the year ended December 31, 2009 of 10.7% compared to the same 2008 period.

Homeowners net written premiums for the year ended December 31, 2010 increased 9.6% compared to the same 2009 period. Approximately two-thirds of the growth was attributable to rate increases, while expansion of our business in Texas, Colorado, Arizona and Connecticut contributed to the balance. Net written premiums for the year ended December 31, 2009 increased 11.6% compared to the same 2008 period, with one-third of this premium growth from rate increases, one-third from our expansion into Texas, Colorado, Arizona and Connecticut, and the remaining one-third from expansion in our other states. We continue to aggressively address our rate needs in this line of business, seeking higher rates in 2011. In addition, we intend to continue a state-by-state deployment of our CustomFit homeowners product throughout 2011.

Business Insurance Segment Revenue

Our business insurance accounts are primarily small-to-medium sized exposures where we offer a broad range of both property and liability coverages. New to us in 2010 are property and casualty coverages written through RED, which acts as a managing general underwriter for a variety of property and casualty coverages in the program and alternative risk markets, such as commercial auto, workers’ compensation, general liability and property. The underwriting management agreement with RED went into effect during the fourth quarter 2009. The insurance coverages written by our Pooled Companies through RED are subject to the Pooling Arrangement.

The following table sets forth a summary of written and earned premiums, net of reinsurance, by major product line of business for our business insurance segment for the years ended December 31, 2010, 2009 and 2008. The one-time impacts of the 2010 and 2008 pooling changes have been excluded from 2010 and 2008 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	2010	2009	2008
Business Insurance Segment:

Net Written Premiums
Commercial auto	$147.8	100.3	110.0
Commercial multi-peril	126.8	94.5	99.0
Fire & allied lines	95.6	99.3	96.8
Other & product liability	68.7	72.4	80.5
Workers’ compensation	38.9	43.3	45.5
Other commercial	25.1	25.5	28.7

Total business	$502.9	435.3	460.5

Net Earned Premiums
Commercial auto	$115.4	106.2	110.5
Commercial multi-peril	110.1	95.2	97.9
Fire & allied lines	97.7	97.6	94.7
Other & product liability	69.6	74.8	79.9
Workers’ compensation	40.5	43.2	43.4
Other commercial	25.4	26.7	28.7

Total business	$458.7	443.7	455.1

Net written premiums for the business insurance segment for the year ended December 31, 2010 increased 15.5% compared to the same 2009 period, with business written through RED accounting for 19.1 points of this premium growth or $83.2 million of new business written premium opportunities ($52.0 million of commercial auto, $28.4 million of commercial multi-peril, $0.3 million of fire & allied lines and $2.5 million of other & product liability), with our historic mainline business declining 3.6%. Net written premiums for the year ended December 31, 2009 decreased 5.5% compared to the same 2008 period. Business insurance continues to be impacted by rate competition, general economic conditions, and depressed premium bases, such as payrolls, sales and number of vehicles, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure on policies other than policies issued through RED decreased slightly in 2010. New business other than RED declined in 2010. We believe it will be difficult to generate measurable premium growth in our current book of business, other than our RED book of business, given the continued impact of the economy on premium bases. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

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

We continue to enhance our insurance policy administration system to attempt to make it easier for our agents to quote and submit business insurance policies to us. Our system now allows transactions to be processed throughout the day using real-time and straight-through processing rather than in large batch cycles at night. We have leveraged this functionality with bizXpressSM, our web-based quote system, to give agents the ability to quote businessowners, commercial auto and workers’ compensation risks online. We believe this technology investment should better position us for revenue growth opportunities in the future and start to drive efficiencies into our business model much like we have seen in personal insurance. The majority of all transactions in business insurance utilize the straight-through processing technology. The use of this technology has resulted in faster delivery of policies to our agents and their insureds for new business and endorsements. In the third quarter 2010, we expanded our electronic funds transfer billing capability, making it available to business insurance policyholders.

We have also expanded the eligibility of our businessowners product to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. In 2010, we completed the implementation of our enhanced businessowners product, which has been introduced into 28 states.

Loss and LAE

Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	% GAAP Loss and LAE	2009	% GAAP Loss and LAE	2008	% GAAP Loss and LAE
Provision for losses and loss expenses occurring:
Current year	$954.2	75.9	$899.5	76.5	$874.0	77.6
Prior years	(64.6)	(5.1)	(56.2)	(4.8)	(27.3)	(2.4)

Total losses and loss expenses	$889.6	70.8	$843.3	71.7	$846.7	75.2

As shown above, the 2010 loss and loss expenses attributable to prior years totaled a decrease of $64.6 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2010:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy / (Deficiency)
2000 and prior	$(0.5)
2001	(0.2)
2002	0.7
2003	0.1
2004	2.2
2005	1.4
2006	5.7
2007	2.0
2008	13.0
2009	40.2

Total	$64.6

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the favorable development in 2010 came primarily from accident year 2009. The more notable items contributing to the 2010 favorable development were:

•	ULAE was $12.7 million lower than anticipated in the reserves at December 31, 2009, with approximately 78% being attributable to the 2009 accident year.

•

Favorable catastrophe loss development of $3.3 million was primarily associated with the 2009 accident year. This development occurred primarily within our homeowners and commercial multi-peril lines of business.

•

Favorable development in the auto liability, homeowners and fire & allied lines accounts for the majority of the development in the non-catastrophe reserves, with the balance spread across multiple lines of business. Standard, nonstandard and commercial auto liability reserves developed favorably by $10.7 million. Homeowners and fire & allied reserves developed lower than anticipated by $10.4 million and $9.0 million, respectively. The favorable development in these lines of business was driven by emergence of lower than anticipated claim severity, as well as lower than anticipated claim frequency for fire & allied lines. The favorable development was primarily associated with the 2009 and, to a lesser extent, 2008 accident years.

In 2009, loss and loss expenses attributable to prior years totaled a decrease of $56.2 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2009:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy / (Deficiency)
1999 and prior	$0.8
2000	(1.0)
2001	(1.1)
2002	0.6
2003	1.4
2004	3.6
2005	(1.6)
2006	8.0
2007	3.1
2008	42.4

Total	$56.2

The favorable development in 2009 came primarily from accident year 2008. The more notable items contributing to the 2009 favorable development were:

•	ULAE was $10.9 million lower than anticipated in the reserves at December 31, 2008, with approximately 75% being attributable to the 2008 accident year.

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

In 2008, loss and loss expenses attributable to prior years totaled a decrease of $27.3 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2008:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy / (Deficiency)
1998 and prior	$0.7
1999	0.3
2000	0.5
2001	(0.1)
2002	0.7
2003	2.6
2004	(0.2)
2005	0.8
2006	3.1
2007	18.9

Total	$27.3

The favorable development in 2008 came primarily from accident year 2007. The more notable items contributing to the 2008 favorable development were:

•	ULAE was $13.7 million lower than anticipated in the reserves at December 31, 2007.

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

Catastrophe losses for 2010 totaled $99.0 million (7.9 loss ratio points) compared to $90.3 million (7.7 loss ratio points) for 2009 and $156.1 million (13.9 loss ratio points) for 2008. During 2010, we were impacted by losses from thirty of the thirty-three storms that were classified as numbered catastrophes by PCS as compared to twenty-seven of the twenty-eight PCS classified storms in 2009. In 2008, we were impacted by losses from thirty-five of the thirty-seven PCS classified storms, one of which was Hurricane Ike. The losses from these catastrophes have had a significant impact on both our personal and business insurance property lines.

During 2010 and 2009, members of the State Auto Group maintained a property catastrophe net aggregate excess of loss reinsurance agreement (the “CAT Aggregate Agreement”). See “Reinsurance Arrangements” section included in this Item 7 for a further discussion of the CAT Aggregate Agreement. Of the thirty catastrophes from which we experienced losses during 2010, nine met the minimum $5.0 million requirement; however, in aggregate the total State Auto Group losses of $81.9 million related to the nine qualifying catastrophes did not exceed the State Auto Group’s $90 million retention level. Six of the twenty-seven catastrophes experienced during 2009 met the minimum $5.0 million requirement and in aggregate exceeded the State Auto Group’s $80 million retention level. Our share of recoveries under the CAT Aggregate Agreement for the year ended December 31, 2009 was $8.2 million, benefitting our loss ratio by 0.7 points.

The following tables set forth our insurance segments’ SAP loss and LAE ratios by major lines of business with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2010, 2009 and 2008:

($ millions) 2010 Statutory Loss and LAE Ratios	Earned Premiums	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$479.7	$6.5	$317.4	$323.9	1.3	66.2	67.5
Nonstandard auto	28.4	0.1	18.6	18.7	0.5	65.8	66.3
Homeowners	257.3	62.6	145.4	208.0	24.3	56.5	80.8
Other personal	33.1	4.8	14.0	18.8	15.0	41.6	56.6

Total personal	798.5	74.0	495.4	569.4	9.3	62.0	71.3

Business insurance segment:
Commercial auto	115.4	1.5	71.3	72.8	1.2	62.0	63.2
Commercial multi-peril	110.1	7.4	60.7	68.1	6.7	55.1	61.8
Fire & allied lines	97.7	15.6	54.4	70.0	16.0	55.6	71.6
Other & product liability	69.6	—	61.4	61.4	—	88.2	88.2
Workers’ compensation	40.5	—	32.0	32.0	—	78.9	78.9
Other commercial	25.4	0.5	9.0	9.5	2.1	34.9	37.0

Total business	458.7	25.0	288.8	313.8	5.4	63.0	68.4

Total SAP personal and business	$1,257.2	$99.0	$784.2	$883.2	7.9	62.4	70.3

($ millions) 2009 Statutory Loss and LAE Ratios	Earned Premiums	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$433.2	$4.5	$297.8	$302.3	1.0	68.8	69.8
Nonstandard auto	38.7	0.3	29.1	29.4	0.5	75.3	75.8
Homeowners	230.0	64.9	144.9	209.8	28.3	62.9	91.2
Other personal	30.9	2.6	10.7	13.3	8.1	34.8	42.9

Total personal	732.8	72.3	482.5	554.8	9.9	65.8	75.7

Business insurance segment:
Commercial auto	106.2	0.5	59.2	59.7	0.5	55.6	56.1
Commercial multi-peril	95.2	5.1	51.3	56.4	5.4	53.9	59.3
Fire & allied lines	97.6	12.2	58.3	70.5	12.5	59.7	72.2
Other & product liability	74.8	—	52.4	52.4	—	70.1	70.1
Workers’ compensation	43.2	—	34.6	34.6	—	80.1	80.1
Other commercial	26.7	0.2	9.9	10.1	0.5	37.9	38.4

Total business	443.7	18.0	265.7	283.7	4.1	59.9	64.0

Total SAP personal and business	$1,176.5	$90.3	$748.2	$838.5	7.7	63.6	71.3

($ millions) 2008 Statutory Loss and LAE Ratios	Earned Premiums	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Standard auto	$384.3	$8.2	$254.4	$262.6	2.1	66.2	68.3
Nonstandard auto	42.6	0.3	31.5	31.8	0.7	74.0	74.7
Homeowners	215.4	91.5	113.0	204.5	42.5	52.5	95.0
Other personal	28.6	5.8	15.6	21.4	20.6	54.1	74.7

Total personal	670.9	105.8	414.5	520.3	15.8	61.7	77.5
Business insurance segment:
Commercial auto	110.5	0.8	67.6	68.4	0.7	61.2	61.9
Commercial multi-peril	97.9	16.5	56.5	73.0	16.8	57.8	74.6
Fire & allied lines	94.7	32.0	52.7	84.7	33.8	55.7	89.5
Other & product liability	79.9	—	51.6	51.6	—	64.6	64.6
Workers’ compensation	43.4	—	35.0	35.0	—	80.7	80.7
Other commercial	28.7	1.0	8.4	9.4	3.4	29.3	32.7

Total business	455.1	50.3	271.8	322.1	11.0	59.8	70.8

Total SAP personal and business	$1,126.0	$156.1	$686.3	$842.4	13.9	60.9	74.8

In the personal insurance segment, the overall non-cat loss ratio for the year ended December 31, 2010 improved 3.8 points compared to the same 2009 period. The non-cat loss ratios for standard auto improved 2.6 points, and for homeowners improved 6.4 points, compared to the same 2009 period. The impact of rate increases contributed significantly to the improvement in standard auto. Homeowners also improved relative to 2009, benefitting from rate actions and implementation of mandatory wind and hail deductibles in many of our operating states prone to non-cat weather related losses. In homeowners we continue to file rate increases in the high single digit to low double digit range.

The personal insurance segment overall non-cat loss ratio was 4.1 points higher in 2009 than in 2008. Standard auto’s non-cat loss ratio increase was driven by an increase in frequency of physical damage, comprehensive and collision coverage claims, while the nonstandard auto increase was caused by a rise in the overall severity of claims. Previously, the intense price competition in the personal lines market had impeded our ability to take appropriate rate increases. Price competition in the personal lines market became less intense, which allowed us to implement rate increases, contributing some to our 2009 growth. The increase in the non-cat homeowners loss ratio was due primarily to experiencing more large fire losses and settling one threatened class action claim. Settlement of the one class action claim increased the 2009 non-cat homeowners loss ratio by 3.2 points.

In the business insurance segment, the overall non-cat loss ratio for the year ended December 31, 2010 increased 3.1 points compared to the same 2009 period. The commercial auto non-cat loss ratio increased 6.4 points, principally driven by an increase in the number of large losses which impacted both the current and prior accident years. The other & product liability non-cat loss ratio increased by 18.1 points principally driven by an increase in large losses from prior accident years. Intense competition in the business insurance segment continues to impact our ability to implement price increases where needed.

The business insurance segment overall non-cat loss ratio for 2009 was comparable to 2008. However, commercial auto and commercial multi-peril loss ratios decreased primarily due to a reduction in the number and size of large losses when compared to 2008. The increase in the fire & allied lines loss ratio was the result of more large fires in 2009. The increase in other & product liability was due primarily to an increase in the estimate of internal claim handling expenses.

Initiatives implemented within our claims operations during 2009 and 2010 are contributing to the overall decline in our loss ratio, particularly in the property lines of homeowners, fire and commercial multi-peril. Our dependence on outside appraisers has declined by deploying over 70 in-house property adjusters working from their homes. In addition, virtually all large property claims and a significant percentage of catastrophe claims are now being handled in-house by State Auto adjusters. These changes improve service, reduce expenses, and allow us to better manage indemnity payout – all of which improves loss ratio results.

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2010, 2009 and 2008:

($ millions)	December 31, 2010	January 1, 2010(1)	December 31, 2009	December 31, 2008
Personal insurance segment:
Standard auto	$234.0	216.3	216.3	188.5
Nonstandard auto	13.7	16.2	20.2	19.6
Homeowners	80.7	75.7	75.7	68.6
Other personal	12.8	13.4	13.4	14.6

Total personal	341.2	321.6	325.6	291.3

Business insurance segment:
Commercial auto	107.3	93.7	93.7	93.5
Commercial multi-peril	100.4	89.3	89.3	91.5
Fire & allied lines	31.4	33.8	33.8	38.6
Other & product liability	183.4	167.1	167.1	152.3
Workers’ compensation	104.2	103.8	103.8	97.1
Other commercial	6.3	6.1	6.1	5.7

Total business	533.0	493.8	493.8	478.7

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$874.2	815.4	819.4	770.0

(1)

The December 31, 2009 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable ceded to the Mutual Pooled Companies on January 1, 2010 due to the 2010 pooling changes.

Loss and loss expenses payable increased $58.8 million since January 1, 2010, primarily due to an increase in large losses for commercial auto and other & product liability, as well as growth. Loss and loss expenses payable as of December 31, 2009 increased $49.4 million from December 31, 2008. The increase, driven by the personal insurance segment, was primarily due to growth in exposures in our standard auto and homeowners business. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratio was 33.8% in 2010 compared to 34.1% and 34.6% in 2009 and 2008, respectively.

In the second quarter of 2009, we initiated a plan to reorganize our field and claims operations. We recognized restructuring costs totaling $2.3 million during the year ended December 31, 2010, which increased our GAAP loss and LAE and expense ratios by 0.1 points each. We recognized restructuring costs totaling $4.8 million during the year ended December 31, 2009, which increased our GAAP loss and LAE and expense ratios by 0.2 points each. See Note 9, “Restructuring Costs” to our consolidated financial statements included in Item 8 of this Form 10-K.

Investment Operations Segment

Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities and large-cap equities and outside investment managers to invest in small-cap equities and international funds. The Investment Committee (the “Committee”) of the Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to generate income, preserve capital and maintain adequate liquidity for the payment of claims and expenses. Our current investment strategy does not rely on the use of derivative financial instruments.

Our decision to make a specific investment is influenced primarily by the following factors: (a) investment risks; (b) general market conditions; (c) relative valuations of investment vehicles; (d) general market interest rates; (e) our liquidity requirements at any given time; and (f) our current federal income tax position and relative spread between after tax yields on tax exempt and taxable fixed maturity investments.

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2010, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio. At December 31, 2010 and 2009, our only investments in mortgage backed securities were in federal agency pools (Fannie Mae and Freddie Mac) and government guaranteed pools (Ginnie Mae).

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

At December 31, 2010, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income (loss).

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2010 and 2009:

($ millions)	December 31, 2010	% of Total	December 31, 2009	% of Total
Cash and cash equivalents	$88.3	3.7	$90.3	4.0
Fixed maturities, at fair value:
Fixed maturities	1,705.2	71.2	1,691.8	74.5
Treasury inflation-protected securities	195.5	8.2	140.0	6.2

Total fixed maturities	1,900.7	79.4	1,831.8	80.7
Notes receivable from affiliate (1)	70.0	2.9	70.0	3.1
Equity securities, at fair value:
Large-cap securities	211.1	8.8	196.1	8.6
Small-cap securities	45.1	1.9	28.0	1.2

Total equity securities	256.2	10.7	224.1	9.8
Other invested assets, at fair value:
International instruments	75.3	3.1	48.3	2.1
Other invested assets	4.4	0.2	4.0	0.2

Total other invested assets, at fair value	79.7	3.3	52.3	2.3
Other invested assets, at cost	0.5	0.0	0.9	0.1

Total portfolio	$2,395.4	100.0	$2,269.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2010:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$51.5	51.6
Due after 1 year through 5 years	336.0	347.3
Due after 5 years through 10 years	480.0	498.7
Due after 10 years	635.9	639.5
U.S. government agencies residential mortgage-backed securities	358.9	363.6

Total	$1,862.3	1,900.7

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

At December 31, 2010, our equity portfolio consisted of approximately 65 different large-cap stocks and 75 small-cap stocks. The largest single position was 2.7% of the equity portfolio based on fair value, and the top ten positions accounted for 20.8% of the equity portfolio. At December 31, 2009, our equity portfolio consisted of approximately 67 different large-cap stocks and 76 small-cap stocks. The largest single position was 2.9% of the equity portfolio based on fair value and the top ten positions account for 22.6% of the equity portfolio. Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a small allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

Market Risk

Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 5.01 and 4.99 as of December 31, 2010 and 2009, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2010:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$494.9	478.4	461.1	443.5	425.8
Obligations of states and political subdivisions	1,042.7	991.5	933.6	872.9	815.1
Corporate securities	155.3	148.4	142.4	136.0	130.3
U.S. government agencies residential mortgage-backed securities	379.6	373.6	363.6	350.2	335.2

Balance as of December 31, 2010	$2,072.5	1,991.9	1,900.7	1,802.6	1,706.4

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

We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 91.8% of the bonds we own are rated AA or better. We do not intend to change our investment policy on the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. To provide us greater flexibility in order to manage our market risk exposures, we categorize our fixed maturities as available-for-sale. We do not maintain a trading portfolio.

We have no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, approximately $363.6 million or 16.3% of our available-for-sale investment portfolio as of December 31, 2010, were in either Ginnie Mae pools, which are guaranteed by the full faith and credit of the U.S. Government, or Fannie Mae or Freddie Mac pools. In 2008, both Fannie Mae and Freddie Mac received additional U.S. Government backing when they were placed into conservatorship.

Our fixed maturity investment portfolio at December 31, 2010 included obligations of states and political subdivisions with a total carrying value of $933.6 million. $441.2 million of these securities, or 47.3% of our municipal securities portfolio (“Muni Portfolio”), were enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. Of the total $933.6 million of municipal securities in our investment portfolio at December 31, 2010, 90.9% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, as of December 31, 2010, we had no direct investment in any guarantor including any bond insurer.

The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2010:

Rating ($ millions)	Total fair value	%
AAA*	$285.6	30.6
AA	563.3	60.3
A	81.9	8.8
Other	2.8	0.3

Total	$933.6	100.0

*	Our AAA rating category includes securities which have been either pre-funded or escrowed to maturity.

The following table sets forth the composition of the insurers providing Credit Enhancements, along with the corresponding underlying credit rating of the issuer of the security, at December 31, 2010:

Monoline Insurer / Underlying Rating ($ millions)	Total fair value
Assured Guaranty Municipal Corp. (formerly FSA):
AAA	$38.6
AA	166.6

205.2
AMBAC:
AAA	17.8
AA	81.8
A	14.2

113.8
FGIC:
AAA	15.7
AA	3.5

19.2
National Public Finance Guarantee (formerly MBIA):
AAA	10.3
AA	84.0

94.3
XLCA:
A	8.7

Total municipal securities enhanced by third party monoline insurers	$441.2

We believe our Muni Portfolio is well diversified by issuer and state. We have 12.6% invested in securities which have been either pre-refunded or escrowed to maturity bonds. Within the non pre-refunded and escrowed to maturity portfolio, no single issuer comprises more than 5% of the portfolio and no more than 10% of the portfolio is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. 34.6% of our municipal bonds are general obligation bonds or other tax-backed bonds. The majority of the remaining Muni Portfolio consists of revenue bonds. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.

During 2010, the level of call activity in our fixed maturity portfolio increased when compared to 2009 and 2008. The proceeds from the call, maturity or sale of securities within our Muni Portfolio, which are long duration, tax exempt securities, have been reinvested into shorter duration, taxable fixed income securities with lower rates of return.

As of December 31, 2010, our large-cap equity portfolio had a beta of 0.95 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following table sets forth what changes might occur in the value of the large-cap equity portfolio given a change in the S&P 500 Index at December 31, 2010:

Fair value ($ millions)	$251.3	$231.2	$211.1	$191.1	$171.0
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	119%	110%	100%	91%	81%

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

At December 31, 2010, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.71 and 0.90, respectively, using the MSCI EAFE Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the index. The following tables set forth what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index at December 31, 2010:

Fund 1
Fair value ($ millions)	$38.7	$36.3	$33.9	$31.5	$29.1
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%

Fund 2
Fair value ($ millions)	$48.8	$45.1	$41.4	$37.7	$33.9
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	118%	109%	100%	91%	82%

The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.

Investment Operations Revenue

Net investment income for 2010 was $80.8 million compared to $82.1 million and $87.4 million in 2009 and 2008, respectively. Average invested assets were $2,235.7 million at December 31, 2010, an increase from $2,117.0 million and $2,127.6 million at December 31, 2009 and 2008, respectively. Our investment yield declined to 3.6% in 2010 from 3.9% and 4.1% in 2009 and 2008, respectively. These changes were primarily due to the following factors.

•

The amount of interest earned on our fixed maturity securities declined due to a shift in this portfolio to holding higher levels of taxable bonds with shorter durations and lower rates of return and fewer long duration tax exempt bonds earning higher rates of return. Also contributing to the decrease in net investment income was an increase in the call activity on our higher yielding bonds when compared to 2009 and 2008.

•

The amortized cost value of our Treasury Inflation-Protected Securities (“TIPS”) increased to $187.6 million for the year ended December 31, 2010, as compared to $137.0 million and $77.9 million for the same 2009 and 2008 periods, respectively. The income earned on our TIPS securities, which is dependent on changes in the CPI Index, increased by $2.7 million in 2010 when compared to the same 2009 period, and decreased by $0.5 million in 2009 when compared to the same 2008 period.

•

To offset the decline in interest earned on our fixed maturity securities and to improve yield and cash flows, in 2010 we began to hold more high dividend paying equities when compared to 2009. In 2009, we held fewer large-cap dividend paying stocks than in 2008, and dividend payouts were reduced on certain equity holdings.

•

For the year ended December 31, 2010, interest earned on notes receivable from affiliate was $4.9 million compared to $3.1 million for the same 2009 period. Our Credit Agreements with State Auto Mutual were entered into during the second quarter of 2009.

The following table sets forth the components of net investment income for the years ended December 31, 2010, 2009 and 2008:

($ millions)	Year Ended December 31
	2010	2009	2008
Gross investment income:
Fixed maturities	$71.7	$75.7	$79.4
Equity securities	5.4	3.5	5.0
Other	5.8	4.9	5.1

Total gross investment income	82.9	84.1	89.5
Less: Investment expenses	2.1	2.0	2.1

Net investment income	$80.8	$82.1	$87.4

Average invested assets (at cost)	$2,235.7	$2,117.0	$2,127.6
Annualized investment yield	3.6%	3.9%	4.1%
Annualized investment yield, after tax	2.9%	3.3%	3.6%
Net investment income, after tax	$65.7	$70.5	$76.6
Effective tax rate	18.7%	14.1%	12.4%

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010		2009		2008
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$2.4	93.6	5.9	322.2	2.7	164.6
Equity securities	15.8	65.7	4.8	19.2	9.6	41.0

Total realized gains	18.2	159.3	10.7	341.4	12.3	205.6
Realized losses:
Fixed maturities—Sales	—	—	—	1.6	—	—
Equity securities:
Sales	(3.1)	20.3	(6.9)	14.8	(9.4)	26.0
OTTI	(3.6)	—	(9.0)	—	(28.3)	—
Other invested assets—OTTI	(0.5)	—	—	—	—	—
Other invested assets, at fair value—OTTI	—	—	—	—	(11.0)	—

Total realized losses	(7.2)	20.3	(15.9)	16.4	(48.7)	26.0

Net realized gain (loss) on investments	$11.0	179.6	(5.2)	357.8	(36.4)	231.6

Equity sales were executed for various reasons in 2010, 2009 and 2008, including the achievement of our price target. We recognized realized losses on the sale of certain equity securities during 2010, 2009 and 2008 in response to a continuing decline in stock price and negative outlook announcements or changes in business conditions, which in our opinion diminished the future business prospects on these securities. During 2009, we sold fixed maturities to shorten the duration of our investment portfolio, which resulted in realized gains on certain municipal bonds that were replaced with taxable bonds.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio during 2010 or 2009, and recognized less than $0.1 million in 2008.

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

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the year ended December 31, 2010:

($ millions)	Number of positions	Total impairment
Equity Securities:
Large-cap securities	1	$(0.3)
Small-cap securities	48	(3.3)
Other invested assets	1	(0.5)

Total OTTI	50	$(4.1)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at December 31, 2010, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2010:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	$12.9	91	$(2.3)	25	$461.1
Obligations of states and political subdivisions	916.6	23.6	331	(6.6)	92	933.6
Corporate securities	136.3	6.2	60	(0.1)	5	142.4
U.S. government agencies residential mortgage-backed securities	358.9	8.4	82	(3.7)	35	363.6

Total fixed maturities	1,862.3	51.1	564	(12.7)	157	1,900.7

Equity Securities:
Large-cap securities	167.1	45.5	58	(1.5)	7	211.1
Small-cap securities	33.1	12.0	75	—	—	45.1

Total equity securities	200.2	57.5	133	(1.5)	7	256.2
Other invested assets	64.4	15.3	4	—	—	79.7

Total available-for-sale investments	$2,126.9	$123.9	701	$(14.2)	164	$2,236.6

The following table sets forth our unrealized holding gains (losses) by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at December 31, 2010 and 2009, and the change in unrealized holding gains (losses), net of deferred tax, for the year ended December 31, 2010:

($ millions)	December 31, 2010	December 31, 2009	$ Change
Available-for-sale investments
Unrealized gains (losses):
Fixed maturities	$38.4	43.7	(5.3)
Equity securities	56.0	34.4	21.6
Other invested assets	15.3	8.2	7.1

Unrealized gains (losses)	109.7	86.3	23.4
Deferred federal income tax (liability) asset	(38.4)	(30.2)	(8.2)

Unrealized gains (losses), net of tax	$71.3	56.1	15.2

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2010.

As of December 31, 2010, Level 3 assets as a percentage of total assets were 0.1%, which we have determined to be insignificant.

Other Items

Income Taxes

For the year ended December 31, 2010, federal income tax expense was less than $0.1 million compared to a tax (benefit) of $(23.0) million and $(44.0) million for the same 2009 and 2008 periods, respectively. The effective tax rate for 2010 of 0.1% differs from the statutory rate of 35% principally because of tax exempt investment income. In addition, in 2010 we incurred a one-time tax charge of $4.5 million related to the enactment of the Patient Protection and Affordable Care Act. This legislation eliminated the tax benefit associated with Medicare Part D subsidies we receive for providing qualifying prescription drug coverage to retirees.

See Note 8, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2010, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity refers to our ability to generate adequate amounts of cash to meet our short- and long-term needs. Our primary sources of cash are premiums, investment income, investment sales and the maturity of fixed income security investments. The significant outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. The cash outflows may vary due to uncertainties regarding settlement of large losses or catastrophe events. As a result, we continually monitor our investment and reinsurance programs to ensure they are appropriately structured to enable the insurance subsidiaries to meet anticipated short- and long-term cash requirements without the need to sell investments to meet fluctuations in claim payments.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2010 and 2009, we had $88.3 million and $90.3 million, respectively, in cash and cash equivalents, and $2,236.6 million and $2,108.2 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale are $72.2 million and $56.9 million, respectively, of securities on deposit with insurance regulators as required by law at December 31, 2010 and 2009. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 7.

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

When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool member on the basis of pool participation. As a result, we have an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income.

The State Auto Group’s reliance on ceded reinsurance is not significant in comparison to the State Auto Group’s total statutory surplus or our total financial position. To minimize the risk of reinsurer default, the State Auto Group cedes only to third party reinsurers who are rated A- or better by A.M. Best and also utilizes both domestic and international markets to diversify its credit risk. We utilize reinsurance to limit our loss exposure and contribute to our liquidity and capital position. For a discussion of our reinsurance arrangements, see “Reinsurance Arrangements” included in this Item 7.

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary in 2010, 2009 or 2008 despite the increased level of catastrophe losses.

Net cash provided by operating activities was $131.4 million, $110.5 million and $183.5 million for 2010, 2009 and 2008, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. Included in 2010 and 2008 operational cash activity are cash inflows of $3.7 million and $92.0 million, respectively, due to pooling changes. 2010 and 2008 reflect cash outflows of $6.2 million and $18.2 million, respectively, related to federal income tax activity, while 2009 recorded tax receipts of $38.1 million. While premium receipt levels between years increased, losses paid on catastrophes fluctuated significantly between years, in particular with respect to 2009. Approximately one-third of the catastrophe losses in 2008, primarily Hurricane Ike, occurred in the last of half of the year, where settlement on much of this claim activity with State Auto Mutual did not occur until 2009.

During 2010, 2009 and 2008, as permitted by regulations of the Internal Revenue Service, we made cash contributions of $13.0 million, $15.0 million and $12.0 million, respectively, to our defined benefit pension plan on behalf of our employees. The actuarially determined contribution to our defined benefit pension plan ranges from the minimum amount we would be required to contribute to the maximum amount that would be tax deductible. Amounts contributed in excess of the minimum are deemed voluntary while amounts in excess of the maximum would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in each of these three years were within the minimum and maximum funding amounts that would be deductible for tax purposes. The actuarially determined funding amount to the plan is generally not determined until the second quarter with respect to the contribution year, though we currently expect to make a minimum cash contribution to our defined benefit pension plan up to $15.0 million during 2011. For a further discussion regarding our defined benefit pension plan, see “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” included in this Item 7.

Net cash used in investing activities was $112.6 million, $150.2 million and $51.5 million for 2010, 2009 and 2008, respectively. The following contributed to the fluctuations between those years:

•

In 2010, we had a cash outflow of $7.5 million related to the sale of SA National on December 31, 2010. This amount approximated SA National’s cash position on that date. We received net cash inflows of $13.2 million in early January 2011 related to the sale of SA National.

•

At the beginning of 2009, we held higher levels of cash as a result of our conservative approach to investing as markets weakened in the last half of 2008 and because of our need to pay claims associated with the higher level of catastrophes occurring during the second half of 2008. During 2009, as markets improved and claim activity returned to more normal levels, we began reinvesting as opportunities arose, including loaning State Auto Mutual $70.0 million.

Our financing activities for 2010, 2009 and 2008 produced net cash outflows of $20.8 million, $20.5 million, and $52.4 million, respectively. The following contributed to the fluctuations between those years:

•

Cash used to repurchase common shares under our stock repurchase program was $33.2 million in 2008. No shares were repurchased 2009. This repurchase program ended in 2009. See “Other Capital Transactions” below.

•	Dividends paid to shareholders totaled $24.0 million, $23.8 million and $23.9 million for 2010, 2009 and 2008, respectively. Dividends paid per common share were $0.60 in 2010, 2009 and 2008.

Other Capital Transactions

In August 2007, State Auto Financial’s Board of Directors authorized the repurchase, from time to time, of up to 4.0 million of its common shares, or approximately 10% of the Company’s outstanding shares. This program ended in December 2009. State Auto Financial repurchased shares from State Auto Mutual in amounts that were proportional to its ownership percentages of State Auto Mutual, which was approximately 64%, and other shareholders. There were no shares repurchased for the year ended December 31, 2009. For the year ended December 31, 2008 a total of 1,214,586 of common shares were purchased under this program at an average repurchase price of $27.25 per share for a total of $33.2 million. For the lifetime of the program, a total of 2,028,116 common shares were purchased at an average purchase price of $27.26 per share for a total of $55.3 million.

On November 5, 2010, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend was payable on December 31, 2010, to shareholders of record on December 13, 2010. On March 4, 2011, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend is payable on March 31, 2011, to shareholders of record on March 14, 2011. This is the 79th consecutive quarterly cash dividend declared by State Auto Financial’s Board since we had our initial public offering of common stock on June 28, 1991.

During 2010, SA National and Stateco paid dividends of $56.4 million and $5.0 million, respectively, to State Auto Financial, and State Auto Financial made a capital contribution of $21.0 million to State Auto P&C. The SA National dividend was considered extraordinary for regulatory purposes.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2010, State Auto Financial had not made any borrowings and was in compliance with all covenants related to the Credit Facility.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2010 and 2009 were 4.50% and 4.46%, respectively.

Notes Payable Summary

The following table sets forth our notes payable at December 31, 2010:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$101.3	$106.4	6.25%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	4.50%

Total notes payable	$116.8	$121.9

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2010, we had $15.5 million notes payable with variable interest and $101.3 million notes payable with interest fixed at 6.25%, which equated to approximately 13.3% variable interest debt and 86.7% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations” included in this Item 7.

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

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement covering catastrophe related events affecting at least two risks. On a combined basis, the members of the State Auto Group retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $110.0 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $165.0 million of covered losses, each occurrence. Our companies are responsible for losses above $165.0 million. Prior to August 1, 2010, this reinsurance provided coverage up to $155.0 million of covered losses, each occurrence. The rates for this reinsurance are negotiated annually.

During 2010, members of the State Auto Group also maintained a CAT Aggregate Agreement. The agreement provided reinsurance coverage on an annual basis for certain qualifying catastrophic events, including certain events falling below the $55.0 million retention under the property catastrophe excess of loss reinsurance agreement discussed in the preceding paragraph. Events covered by the Catastrophe Aggregate Agreement would need to be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Individual occurrences were capped at $55.0 million and were subject to a $5.0 million franchise deductible, meaning occurrences producing losses totaling less than $5.0 million were excluded. Subject to these limitations, qualifying losses from individual occurrences were then aggregated over the course of the reinsurance term, January 1, 2010 through December 31, 2010. On an aggregate basis the members of the State Auto Group combined retained the first $90.0 million of covered loss, with a 25% co-participation on the next $30.0 million of covered loss. The reinsurer was responsible for 75% of the excess over $90.0 million up to $120.0 million of covered loss on an aggregate basis. This agreement was not renewed for 2011.

Concurrent with our sale of SA National, SA National’s participation in the Pooling Arrangement was terminated, and we entered into a loss portfolio transfer and a 100% quota share reinsurance agreements on December 31, 2010 to assume liability for the pre- and post-closing book of business of SA National, including providing policy and claims service to SA National policyholders, until policies are renewed with the third party purchaser on such purchaser’s systems during a transition period of up to six months following effective date of sale. This assumed business by us is subject to the Pooling Arrangement.

With the introduction of the Rockhill Insurers into our Pooling Arrangement beginning January 1, 2011, we maintain certain reinsurance agreements to provide protection tailored to the specialized risks written through our Rockhill specialty insurance unit.

For certain casualty lines, we have a consolidated casualty treaty whereby we retain the first $0.5 million of covered loss and the reinsurers are responsible for 95% of the excess over $0.5 million up to $6.0 million per risk. On certain property lines, we maintain a quota share agreement whereby we retain 25% of each loss, per occurrence on all property risks, up to a $12.5 million and the reinsurers are responsible for 75% of each loss up to $12.5 million.

We maintain a property surplus share agreement for wind only insurance products. This agreement provides for a proportional share of losses on all coastal wind policies written with limits greater than $5.0 million and up to $10.0 million of covered loss and all non coastal wind policies written with limits greater than $10.0 million and up to $15.0 million of covered loss. The reinsurers’ limit cannot exceed more than $5.0 million on any one risk.

Our Rockhill specialty insurance unit maintains a property catastrophe excess of loss reinsurance agreement covering catastrophe related events affecting at least two risks. Additionally, we retain the first $5.0 million of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $5.0 million up to $80.0 million of covered loss, each occurrence.

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2010:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$884.1	359.6	301.4	104.8	118.3
Notes payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	100.0	—	100.0	—	—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.5	—	—	—	15.5

Total notes payable	115.5	—	100.0	—	15.5
Interest payable (2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	18.8	6.3	12.5	—	—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.6	0.7	1.4	1.4	12.1

Total interest payable	34.4	7.0	13.9	1.4	12.1
Postretirement benefits	51.7	3.7	8.0	9.3	30.7
Pension funding(5)	112.7	20.9	40.4	39.1	12.3

Total	$1,198.4	391.2	463.7	154.6	188.9

(1)

We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2010, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15.
(4)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2010 of 0.3028% plus 4.20%, or 4.5028%.
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

Regulatory Considerations

At December 31, 2010, 2009 and 2008, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

The NAIC utilizes a collection of analytical tools designed to assist state insurance departments with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. One such set of analytical tools is 12 key financial ratios that are known in the insurance industry as the “IRIS” ratios. A “defined range” of results for each ratio has been established by the NAIC for solvency monitoring. While management utilizes each of these IRIS ratios in monitoring our insurance companies’ operating performance on a statutory accounting basis (each of our insurance subsidiaries operates within the defined range for the other measures), the net premiums written to surplus or leverage ratio is monitored to ensure that each of our insurance subsidiaries continue to operate within the “defined range” of 3.0 to 1.0. The higher the leverage ratio, the more risk a company bears in relation to statutory surplus available to absorb losses. In considering this range, management also considers the distribution of net premiums between property and liability lines of business. A company with a larger portion of net premiums from liability lines should generally maintain a lower leverage ratio.

The leverage ratios increased in 2010. While premiums grew 9.3%, surplus declined 1.7%. Of the total $13.7 million decline in surplus, $40.8 million was related to the dividends and sale of SA National. At December 31, 2009, SA National had $61.8 million in surplus, and of the dividends paid to STFC during 2010, $21.0 million was contributed from STFC to State Auto P&C. Offsetting the SA National decline was the 2010 unrealized holding gains on investments and net income on the remaining insurance subsidiaries.

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2010, 2009 and 2008:

Statutory Leverage Ratios	2010(1)	2009	2008(1)
State Auto P&C	1.7	1.6	1.7
Milbank	1.7	1.6	1.6
Farmers	1.5	1.4	1.4
SA Ohio	1.2	1.1	1.1
SA National	—	0.6	0.6
Weighted Average	1.7	1.5	1.6

(1)	Table excludes the one-time impact on net written premiums of $1.4 million and $53.6 million that occurred in conjunction with the 2010 and 2008 pooling changes, respectively.

Our insurance subsidiaries pay dividends to State Auto Financial which in turn may be used by State Auto Financial to pay dividends to stockholders or to make principal and interest payments on debt. Individual states limit the amount of dividends that our insurance subsidiaries domiciled in those states can pay without prior approval. Under current law, $78.3 million is available in 2011 for payment as a dividend from our insurance subsidiaries to State Auto Financial, without prior approval from our respective domiciliary state insurance departments. In 2010, 2009 and 2008, State Auto Financial received $56.4 million, $11.5 million and $39.0 million, respectively in dividends from its insurance subsidiaries. We are required to notify the insurance subsidiaries’ applicable state insurance commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary state commissioner of each insurance subsidiary has the authority to limit a dividend when the commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed risk-based capital requirements, which attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to authorized control level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2010, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 671% to 994%.

Credit and Financial Strength Ratings

The following table sets forth our credit and insurance company financial strength ratings at February 25, 2011:

	A.M. Best	Moody’s	Standard & Poor’s
STFC (credit rating)	a-	Baa2	BBB-
STFC Pooled Companies (financial strength)	A+	A2	A-

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

The published financial strength ratings on the insurance company subsidiaries of State Auto Financial are opinions as to the ability of those companies to meet their ongoing obligations to their policyholders. The A.M. Best financial strength ratings influence our ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof. State Auto Mutual has received A.M. Best’s A+ or higher rating every year since 1954. The STFC Pooled Companies and the Mutual Pooled Companies are collectively assigned a pool rating by A.M. Best.

Our ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage. Presently, our A.M. Best ratings are assigned negative outlooks, whereas, Moody’s and Standard & Poor’s ratings are assigned stable outlooks.

In May 2010, Standard & Poor’s lowered our credit rating from BBB to BBB- and our financial strength rating from A to A- primarily because of our recent operating and financial results in comparison to our historical results, among other factors.

OTHER

Impact of Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, we attempt to anticipate increases from inflation subject to the limitations of modeling economic variables. Even when general inflation, as measured by the Consumer Price Index, is relatively modest, as has been the case over the last several years, price inflation on the goods and services purchased by insurance companies in settling claims can steadily increase. For example, medical care costs have risen at a higher rate than general inflation over the last few years. Costs for building materials typically rise dramatically following widespread natural catastrophes, such as the industry experienced in 2008 with Hurricane Ike and 2006 with Hurricane Katrina. We continue to adjust our pricing projections to reflect current and anticipated changes in costs in all lines of business.

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

New Accounting Standards

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

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The new guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. We adopted this new guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for annual and interim reporting periods beginning after December 15, 2010. The disclosures required by this new guidance are provided in Note 3 of the accompanying consolidated financial statements.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures about Market Risk are included in Item 7 of this Form 10-K under “Results of Operations—Investment Operations Segment—Market Risk.”

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes thereto, and the reports of Ernst & Young LLP on our consolidated financial statements and our internal controls over financial reporting are as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of investments in fixed maturity securities in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 8, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 8, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 8, 2011

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amounts)	December 31
	2010	2009
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,862.3 and $1,788.1, respectively)	$1,900.7	1,831.8
Equity securities, available-for-sale, at fair value (cost $200.2 and $189.7, respectively)	256.2	224.1
Other invested assets, available-for-sale, at fair value (cost $64.4 and $44.1, respectively)	79.7	52.3
Other invested assets	0.5	0.9
Notes receivable from affiliate	70.0	70.0

Total investments	2,307.1	2,179.1

Cash and cash equivalents	88.3	90.3
Accrued investment income and other assets	38.0	35.1
Deferred acquisition costs	150.2	127.3
Reinsurance recoverable on losses and loss expenses payable (affiliates $0.1 in 2009)	18.8	20.8
Prepaid reinsurance premiums (affiliates none)	7.6	7.2
Due from affiliate	6.5	7.7
Current federal income taxes	7.6	9.1
Net deferred federal income taxes	86.3	75.9
Property and equipment, at cost, (net of accumulated depreciation of $7.2 and $6.7, respectively)	11.6	12.0

Total assets	$2,722.0	2,564.5

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $375.8 and $346.2, respectively)	$893.0	840.2
Unearned premiums (affiliates $234.6 and $180.7, respectively)	613.2	547.0
Notes payable (affiliates $15.5 and $15.5, respectively)	116.8	117.2
Postretirement and pension benefits	186.9	150.4
Other liabilities	60.3	60.3

Total liabilities	1,870.2	1,715.1

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.9 and 46.6 shares issued, respectively, at stated value of $2.50 per share	117.3	116.6
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.7)
Additional paid-in capital	122.1	115.8
Accumulated other comprehensive loss	(7.9)	(2.9)
Retained earnings	736.1	735.6

Total stockholders’ equity	851.8	849.4

Total liabilities and stockholders’ equity	$2,722.0	2,564.5

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2010	2009	2008
Earned premiums (ceded to affiliate $818.8, $742.6 and $700.9, respectively)	$1,257.2	1,176.5	1,126.0
Net investment income (affiliate $4.9 and $3.1 in 2010 and 2009, respectively)	80.8	82.1	87.4
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(4.1)	(9.0)	(39.3)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	19.0	3.8	2.9

Total net realized gain (loss) on investments	14.9	(5.2)	(36.4)
Other income (affiliates $2.2, $2.2 and $3.1, respectively)	2.2	3.5	4.9

Total revenues	1,355.1	1,256.9	1,181.9

Losses and loss expenses (ceded to affiliate $579.1 , $544.9 and $514.6, respectively)	889.6	843.3	846.7
Acquisition and operating expenses	424.4	400.9	389.8
Interest expense (affiliates $0.7, $0.8 and $1.2, respectively)	7.1	7.6	7.3
Other expenses	9.5	17.9	13.2

Total expenses	1,330.6	1,269.7	1,257.0

Income (loss) before federal income taxes	24.5	(12.8)	(75.1)
Federal income tax expense (benefit):
Current	7.7	(9.5)	(26.4)
Deferred	(7.7)	(13.5)	(17.6)

Total federal income tax benefit	—	(23.0)	(44.0)

Net income (loss)	$24.5	10.2	(31.1)

Earnings (loss) per common share:
Basic	$0.61	0.26	(0.78)

Diluted	$0.62	0.25	(0.78)

Dividends paid per common share	$0.60	0.60	0.60

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2010	2009	2008
Common shares:
Balance at beginning of year	46.6	46.3	46.0
Issuance of shares	0.3	0.3	0.3

Balance at end of year	46.9	46.6	46.3

Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(5.5)
Shares acquired on stock option exercises	—	—	(0.1)
Shares acquired under repurchase program	—	—	(1.2)

Balance at end of year	(6.8)	(6.8)	(6.8)

Common stock:
Balance at beginning of year	$116.6	115.9	115.0
Issuance of shares	0.7	0.7	0.9

Balance at end of year	117.3	116.6	115.9

Treasury stock:
Balance at beginning of year	$(115.7)	(115.5)	(81.0)
Shares acquired on stock option exercises	(0.1)	(0.2)	(1.3)
Shares acquired under repurchase program	—	—	(33.2)

Balance at end of year	(115.8)	(115.7)	(115.5)

Additional paid-in capital:
Balance at beginning of year	$115.8	109.0	98.2
Issuance of common stock	2.6	2.8	4.9
Tax benefit from stock options exercises	0.3	0.2	0.8
Stock options granted	3.4	3.8	5.1

Balance at end of year	122.1	115.8	109.0

Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(2.9)	(97.6)	(3.3)
Effect of changing benefit plan obligation measurement date, net of tax	—	—	3.5

Balance at beginning of year, as adjusted	(2.9)	(97.6)	0.2
Change in unrealized gains (losses) on investments, net of tax and reclassification adjustment	15.2	70.3	(57.6)
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustment	(20.1)	24.5	(40.1)

Balance at end of year	(7.9)	(2.9)	(97.6)

Retained earnings:
Balance at beginning of year	$735.6	749.2	806.6
Effect of changing benefit plan obligation measurement date, net of tax	—	—	(2.4)

Balance at beginning of year, as adjusted	735.6	749.2	804.2
Net income (loss)	24.5	10.2	(31.1)
Cash dividends paid (affiliates $15.2 , $15.2 and $15.3, respectively)	(24.0)	(23.8)	(23.9)

Balance at end of year	736.1	735.6	749.2

Total stockholders’ equity at end of year	$851.8	849.4	761.0

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$24.5	10.2	(31.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	8.8	11.8	10.6
Share-based compensation	3.7	3.7	5.5
Net realized (gain) loss on investments	(14.9)	5.2	36.4
Changes in operating assets and liabilities:
Deferred acquisition costs	(23.2)	(5.0)	(3.7)
Accrued investment income and other assets	2.3	4.7	1.1
Postretirement and pension benefits	5.6	1.8	7.3
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.5	0.3	(11.0)
Other liabilities and due to/from affiliates, net	1.2	(18.2)	33.2
Losses and loss expenses payable	56.8	49.0	81.6
Unearned premiums	67.6	31.9	25.5
Excess tax benefits on share-based awards	0.3	0.1	0.4
Federal income taxes	(6.5)	15.0	(64.3)
Cash provided from pooling change, January 1, 2010 and 2008 (Note 6a)	3.7	—	92.0

Net cash provided by operating activities	131.4	110.5	183.5

Cash flows from investing activities:
Purchases of fixed maturities—available-for-sale	(546.2)	(494.7)	(288.5)
Purchases of equity securities—available-for-sale	(87.4)	(90.4)	(29.2)
Purchases of other invested assets	(21.2)	(13.0)	(24.7)
Maturities, calls and pay downs of fixed maturities—available-for-sale	369.3	159.0	58.7
Sales of fixed maturities—available-for-sale	93.6	323.8	164.6
Sales of equity securities—available-for-sale	86.0	34.0	67.0
Sales of other invested assets	0.9	1.2	1.1
Note to affiliate	—	(70.0)	—
Sale of subsidiary	(7.5)	—	—
Net additions of property and equipment	(0.1)	(0.1)	(0.5)

Net cash used in investing activities	(112.6)	(150.2)	(51.5)

Cash flows from financing activities:
Proceeds from issuance of common stock	3.2	3.3	4.4
Payments to acquire treasury shares	—	—	(33.2)
Excess tax benefits on share-based awards	—	—	0.3
Payments of dividends (affiliates $15.2, $15.2 and $15.3, respectively)	(24.0)	(23.8)	(23.9)

Net cash used in financing activities	(20.8)	(20.5)	(52.4)

Net (decrease) increase in cash and cash equivalents	(2.0)	(60.2)	79.6
Cash and cash equivalents at beginning of year	90.3	150.5	70.9

Cash and cash equivalents at end of year	$88.3	90.3	150.5

Supplemental disclosures:
Interest paid (affiliates $0.7, $0.8 and $1.2, respectively)	$7.0	7.1	7.5

Federal income taxes paid (received)	$6.2	(38.1)	18.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

a. Principles of Consolidation

The consolidated financial statements include State Auto Financial Corporation (“State Auto Financial”), an Ohio corporation, and the following wholly owned subsidiaries of State Auto Financial:

•	State Auto Property and Casualty Insurance Company (“State Auto P&C”), an Iowa corporation

•	Milbank Insurance Company (“Milbank”), a South Dakota corporation

•	Farmers Casualty Insurance Company (“Farmers”), an Iowa corporation

•	State Auto Insurance Company of Ohio (“SA Ohio”), an Ohio corporation

•	Stateco Financial Services, Inc. (“Stateco”), an Ohio corporation

The consolidated financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (“518 PML”), an Ohio limited liability company whose members are State Auto P&C and Stateco. The consolidated financial statements also include the operations of State Auto National Insurance Company (“SA National”), an Ohio corporation and a wholly owned subsidiary of State Auto Financial through December 31, 2010, the date SA National was sold to a third party.

State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company (“State Auto Mutual”), an Ohio corporation. State Auto Financial and its subsidiaries are referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

On December 31, 2010, State Auto Financial sold SA National to a third party for $14.0 million plus a contingent earn-out of up to $2.0 million. In 2010, SA National wrote approximately $37.0 million in direct written premium, with 80% (or approximately $30.0 million) retained by the Company under the Pooling Arrangement (see Note 6). Included in net realized gain (loss) on investments for the year ended December 31, 2010 was a $3.9 million net gain on the sale of SA National. Included in accrued investment income and other assets as of December 31, 2010 was $15.0 million in estimated sale proceeds receivable.

b. Description of Business

The Company markets a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. The Company’s principal lines of insurance include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. State Auto P&C, Milbank, Farmers, SA Ohio and SA National are chartered and licensed property and casualty insurers. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the “Departments”) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with State Auto Mutual and its affiliates. The underwriting activity and geographic distribution of State Auto Mutual and its affiliates is generally the same as the underwriting activity and geographic distribution of the Company.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Through the employees of State Auto P&C, the Company provides management and operation services under management agreements for all of its insurance and non-insurance affiliates.

Through Stateco, the Company provides investment management services to affiliated companies.

518 PML owns and leases property to the Company’s affiliates.

c. Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which vary in certain respects from statutory accounting practices (“SAP”) followed by State Auto P&C, Milbank, Farmers, SA Ohio and SA National that are prescribed or permitted by the Departments.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable and the realizability of deferred tax assets. In connection with the determination of losses and loss expenses payable, management uses historical data, current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, management considers all available evidence, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or accumulated comprehensive loss. These estimates by their nature are subject to uncertainties for various reasons. The Company’s results of operations and financial condition could be materially impacted in future periods should the ultimate payments required to settle claims vary from the amount of the liability currently provided or it is determined the deferred tax asset is not realizable.

d. Investments

Investments in fixed maturities, equity securities and certain other invested assets are classified as available-for-sale and are carried at fair value. The unrealized holding gains and losses, net of applicable deferred income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive loss and, as such, are not included in the determination of net income (loss). Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive loss. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive loss.

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

f. Deferred Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs. The Company has not recorded any significant changes in estimates for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth net deferred acquisition costs for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Balance, beginning of year	$127.3	122.3	105.8
Effect of January 1, 2010 and 2008 pooling changes (Note 6a)	(0.2)	—	12.9
Acquisition costs deferred	304.7	282.5	260.8
Acquisition costs amortized to expense	(281.6)	(277.5)	(257.2)

Balance, end of year	$150.2	127.3	122.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

g. Federal Income Taxes

The Company files a consolidated federal income tax return. Pursuant to a written tax sharing agreement, each entity within the consolidated group pays or receives its share of federal income taxes based on separate return calculations.

The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of accumulated other comprehensive loss in stockholders’ equity. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Interest and penalties related to uncertain tax positions are recorded in the balance sheet as other liabilities, and recognized in the income statement as other expenses.

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $28.3 million and $33.3 million at December 31, 2010 and 2009, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

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

k. New Accounting Standards

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

Other-Than-Temporary Impairments

In April 2009, the FASB issued guidance for the accounting for other-than-temporary impairments. Under the guidance, which is part of the FASB ASC Topic Investments – Debt and Equity Securities, the indicators used in considering an impairment of a debt security to be other-than-temporary were modified, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this guidance requires that other-than-temporary impairments on debt securities due to credit be recognized in

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

earnings while non-credit other-than-temporary impairments be recognized in other comprehensive income. This guidance also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses and all such disclosures are required to be included in both interim and annual periods. The Company adopted this guidance effective April 1, 2009, and determined it did not have a material effect on the Company’s consolidated financial statements. The disclosures required by this guidance are provided in Note 2.

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

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2010 and 2009:

($ millions) At December 31, 2010:	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	12.9	(2.3)	461.1
Obligations of states and political subdivisions	916.6	23.6	(6.6)	933.6
Corporate securities	136.3	6.2	(0.1)	142.4
U.S. government agencies residential mortgage-backed securities	358.9	8.4	(3.7)	363.6

Total fixed maturities	1,862.3	51.1	(12.7)	1,900.7
Equity securities:
Large-cap securities	167.1	45.5	(1.5)	211.1
Small-cap securities	33.1	12.0	—	45.1

Total equity securities	200.2	57.5	(1.5)	256.2
Other invested assets	64.4	15.3	—	79.7

Total available-for-sale securities	$2,126.9	123.9	(14.2)	2,236.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions) At December 31, 2009:	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$348.4	5.9	(1.4)	352.9
Obligations of states and political subdivisions	1,046.9	33.2	(1.5)	1,078.6
Corporate securities	97.4	2.4	(0.1)	99.7
U.S. government agencies residential mortgage-backed securities	295.4	6.4	(1.2)	300.6

Total fixed maturities	1,788.1	47.9	(4.2)	1,831.8
Equity securities:
Large-cap securities	164.7	31.6	(0.2)	196.1
Small-cap securities	25.0	3.0	—	28.0

Total equity securities	189.7	34.6	(0.2)	224.1
Other invested assets	44.1	8.2	—	52.3

Total available-for-sale securities	$2,021.9	90.7	(4.4)	2,108.2

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions) At December 31, 2010:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.0	$(2.3)	25	$—	$—	—	$102.0	$(2.3)	25
Obligations of states and political subdivisions	239.0	(6.6)	92	—	—	—	239.0	(6.6)	92
Corporate securities	12.6	(0.1)	5	—	—	—	12.6	(0.1)	5
U.S. government agencies residential mortgage-backed securities	116.6	(3.0)	26	20.3	(0.7)	9	136.9	(3.7)	35

Total fixed maturities	470.2	(12.0)	148	20.3	(0.7)	9	490.5	(12.7)	157
Large-cap equity securities :	14.8	(1.4)	6	2.2	(0.1)	1	17.0	(1.5)	7

Total temporarily impaired securities	$485.0	$(13.4)	154	$22.5	$(0.8)	10	$507.5	$(14.2)	164

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

	Less than 12 months			12 months or more			Total
($ millions, except # of positions) At December 31, 2009:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$121.9	$(1.4)	53	$—	$—	—	$121.9	$(1.4)	53
Obligations of states and political subdivisions	92.6	(1.0)	39	26.0	(0.5)	9	118.6	(1.5)	48
Corporate securities	15.5	(0.1)	10	—	—	—	15.5	(0.1)	10
U.S. government agencies residential mortgage-backed securities	52.8	(0.4)	14	22.0	(0.8)	11	74.8	(1.2)	25

Total fixed maturities	282.8	(2.9)	116	48.0	(1.3)	20	330.8	(4.2)	136
Large-cap equity securities	14.9	(0.2)	6	—	—	—	14.9	(0.2)	6

Total temporarily impaired securities	$297.7	$(3.1)	122	$48.0	$(1.3)	20	$345.7	$(4.4)	142

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Equity securities:
Large-cap securities	$(0.3)	(7.8)	(24.2)
Small-cap securities	(3.3)	(1.2)	(4.1)
Other invested assets	(0.5)	—	—
Other invested assets, at fair value	—	—	(11.0)

Total other-than-temporary impairments	$(4.1)	(9.0)	(39.3)

The Company did not recognize other-than-temporary impairments on its fixed maturity securities in 2010 or 2009, and recognized less than $0.1 million in 2008. The Company reviewed its investments at December 31, 2010, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2010:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$51.5	51.6
Due after 1 year through 5 years	336.0	347.3
Due after 5 years through 10 years	480.0	498.7
Due after 10 years	635.9	639.5
U.S. government agencies residential mortgage-backed securities	358.9	363.6

Total	$1,862.3	1,900.7

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $72.2 million and $56.9 million were on deposit with insurance regulators as required by law at December 31, 2010 and 2009, respectively.

The following table sets forth the components of net investment income for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Fixed maturities	$71.7	75.7	79.4
Equity securities	5.4	3.5	5.0
Cash and cash equivalents, and other	5.8	4.9	5.1

Investment income	82.9	84.1	89.5
Investment expenses	2.1	2.0	2.1

Net investment income	$80.8	82.1	87.4

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

Proceeds on sales of available-for-sale securities in 2010, 2009 and 2008 were $179.6 million, $357.8 million and $231.6 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Realized gains:
Fixed maturities	$2.4	5.9	2.7
Equity securities	15.8	4.8	9.6

Total realized gains	18.2	10.7	12.3
Realized losses:
Equity securities:
Sales	(3.1)	(6.9)	(9.4)
OTTI	(3.6)	(9.0)	(28.3)
Other invested assets—OTTI	(0.5)	—	—
Other invested assets, at fair value—OTTI	—	—	(11.0)

Total realized losses	(7.2)	(15.9)	(48.7)

Net realized gain (loss) on investments	$11.0	(5.2)	(36.4)

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(5.3)	54.1	(32.9)
Equity securities	21.6	41.2	(50.8)
Other invested assets	7.1	8.9	(0.9)
Deferred federal income tax (liability) asset thereon	(8.2)	(36.5)	29.6
Valuation allowance	—	2.6	(2.6)

Change in net unrealized holding gains (losses), net of tax	$15.2	70.3	(57.6)

There was a deferred federal income tax liability on the net unrealized holding gains at December 31, 2010 and 2009 of $38.4 million and $30.2 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At December 31, 2010, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the years ended December 31, 2010 and 2009, other than within other invested assets as described below.

The following sections describe the valuation methods used by the Company for each type of financial instrument carried at fair value:

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $75.3 million and $48.3 million at December 31, 2010 and 2009, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. As of October 1, 2009, the Company adopted the FASB’s guidance related to fair value measurements and disclosures of investments in certain entities that calculate net asset value per share (or its equivalent). This guidance classified the fair value measurements of the funds as a Level 2 within the hierarchy due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date. The funds, which were historically classified as a Level 3, were transferred out of Level 3 and into Level 2 as of October 1, 2009.

The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds based on an observable market price for an identical asset in an active market reflect their fair values and consequently these securities have been disclosed in Level 1.

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2010 and 2009:

($ millions) At December 31, 2010:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.1	—	461.1	—
Obligations of states and political subdivisions	933.6	—	933.6	—
Corporate securities	142.4	—	139.7	2.7
U.S. government agencies residential mortgage-backed securities	363.6	—	363.6	—

Total fixed maturities	1,900.7	—	1,898.0	2.7
Equity securities:
Large-cap securities	211.1	211.1	—	—
Small-cap securities	45.1	45.1	—	—

Total equity securities	256.2	256.2	—	—
Other invested assets	79.7	4.4	75.3	—

Total available-for-sale investments	$2,236.6	260.6	1,973.3	2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions) At December 31, 2009:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$352.9	—	352.9	—
Obligations of states and political subdivisions	1,078.6	—	1,078.6	—
Corporate securities	99.7	—	97.4	2.3
U.S. government agencies residential mortgage-backed securities	300.6	—	300.6	—

Total fixed maturities	1,831.8	—	1,829.5	2.3
Equity securities:
Large-cap securities	196.1	196.1	—	—
Small-cap securities	28.0	28.0	—	—

Total equity securities	224.1	224.1	—	—
Other invested assets	52.3	4.0	48.3	—

Total available-for-sale investments	$2,108.2	228.1	1,877.8	2.3

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2010 and 2009, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains and losses	—
Included in other comprehensive income—total gains or losses unrealized	—
Purchases, issuances, and settlements	0.4
Transfers in and/or (out) of Level 3	—

Balance at December 31, 2010	$2.7

($ millions)	Fixed maturities	Other invested assets
Balance at January 1, 2009	$2.3	28.8
Total realized gains and losses	—	5.7
Included in other comprehensive loss—total gains or losses unrealized	—	0.9
Purchases, issuances, and settlements	—	1.9
Transfers in and/or (out) of Level 3	—	(37.3)

Balance at December 31, 2009	$2.3	—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the carrying value and fair value of financial instruments at December 31, 2010:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$1,900.7	$1,900.7	See above
Equity securities, available-for-sale, at fair value	256.2	256.2	See above
Other invested assets, available-for-sale, at fair value	79.7	79.7	See above
Notes receivable from affiliate	70.0	71.1	See Note 6c
Liabilities:
Notes payable	116.8	121.9	See Note 7
Pension plan assets, available-for-sale, at fair value	217.9	217.9	See Note 10
Postretirement plan assets, available-for-sale, at fair value	2.7	2.7	See Note 10

4. Losses and Loss Expenses Payable

The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Losses and loss expenses payable, at beginning of year	$840.2	791.2	658.3
Less: reinsurance recoverable on losses and loss expenses payable	20.8	21.2	11.2

Net balance at beginning of year	819.4	770.0	647.1

Impact of pooling changes, January 1, 2010 and 2008 (Note 6a)	(4.0)	—	51.3

Incurred related to:
Current year	954.2	899.5	874.0
Prior years	(64.6)	(56.2)	(27.3)

Total incurred	889.6	843.3	846.7
Paid related to:
Current year	543.9	524.8	518.7
Prior years	286.9	269.1	256.4

Total paid	830.8	793.9	775.1

Net balance at end of year	874.2	819.4	770.0
Plus: reinsurance recoverable on losses and loss expenses payable	18.8	20.8	21.2

Losses and loss expenses payable, at end of year (affiliates $375.8, $346.2 and $343.0, respectively)	$893.0	840.2	791.2

The Company recorded favorable loss and loss expense reserve development in 2010, 2009 and 2008 of $64.6 million, $56.2 million and $27.3 million, respectively. The favorable development was the result of subsequent reserve reviews using more mature claim data. Favorable development of loss adjustment expenses contributed approximately $12.7 million of the 2010 development. Of the remaining favorable development in

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

2010, $10.7 million, $10.4 million and $9.0 million was attributable to auto liability, both personal and commercial, homeowners and fire & allied lines, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, as well as lower than anticipated claim frequency for fire & allied lines. Much of the favorable development was attributable to the 2009 and, to a lesser extent, 2008 accident years.

Favorable development in 2009 of loss adjustment expense and catastrophe losses contributed approximately $10.9 million each. Of the remaining favorable development in 2009, $9.5 million and $8.3 million was attributable to auto liability, both personal and commercial, and other & product liability, respectively. The favorable development in those lines was driven by emergence of lower than anticipated claim severity, as well as lower than anticipated claim frequency for other & product liability.

Approximately half of the 2008 favorable development was attributable to loss adjustment expense being lower than anticipated. The remainder was primarily attributable to favorable emergence of catastrophe losses as well as non-catastrophe homeowners losses, where claims severity emerged lower than anticipated.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2010 and 2009, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	December 31
	2010	2009
Losses and loss expenses payable:
Direct	$496.0	489.6
Assumed	21.2	4.4
Ceded	(18.8)	(20.8)

Net losses and loss expenses payable	$498.4	473.2

Unearned premiums:
Direct	$368.0	365.3
Assumed	10.6	1.0
Ceded	(7.6)	(7.2)

Net unearned premiums	$371.0	359.1

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2010, 2009 and 2008, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	Year ended December 31
	2010	2009	2008
Written premiums:
Direct	$852.8	830.3	784.1
Assumed	3.4	4.9	5.5
Ceded	(27.3)	(26.7)	(22.5)

Net written premiums	$828.9	808.5	767.1

Earned premiums:
Direct	$842.1	802.8	759.4
Assumed	3.5	5.0	5.6
Ceded	(26.8)	(26.5)	(21.5)

Net earned premiums	$818.8	781.3	743.5

Losses and loss expenses incurred:
Direct	$589.2	587.0	563.8
Assumed	2.4	2.7	2.7
Ceded	(6.1)	(10.7)	(15.8)

Net losses and loss expenses incurred	$585.5	579.0	550.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

6. Transactions with Affiliates

a. Reinsurance

Since 1991, the insurance subsidiaries of State Auto Financial have participated in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”) and Meridian Security Insurance Company (“Meridian Security”). As of January 1, 2008, the Pooling Arrangement was amended to add Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”) and the middle market business written by State Auto Mutual and Meridian Security to the pool. As of January 1, 2010, the Pooling Arrangement was further amended to add SA National and to include voluntary assumed reinsurance from third parties unaffiliated with the pool participants that was assumed on or after January 1, 2009 to the pool. State Auto P&C, Milbank, Farmers, SA Ohio and SA National are referred to as the “STFC Pooled Companies,” and State Auto Mutual, SA Wisconsin, SA Florida, Meridian Citizens Mutual, Meridian Security, Beacon National, Patrons Mutual and Litchfield are referred to as the “Mutual Pooled Companies.”

In conjunction with the January 1, 2008 Pooling Arrangement amendment, the STFC Pooled Companies received $92.0 million in cash, for additional net insurance liabilities assumed on January 1, 2008.

In conjunction with the January 1, 2010 Pooling Arrangement amendment, the STFC Pooled Companies received $3.7 million in cash from the Mutual Pooled Companies for net insurance assets transferred on January 1, 2010. The following table sets forth the impact on the Company’s balance sheet at January 1, 2010, relating to this Pooling Arrangement amendment:

($ millions)
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

In general, under the Pooling Arrangement, the STFC Pooled Companies and the Mutual Pooled Companies other than State Auto Mutual cede to State Auto Mutual all of their insurance business and assume from State Auto Mutual an amount equal to their respective participation percentages in the Pooling Arrangement. The STFC Pooled Companies’ pooling participation percentage has been at 80% since 2001. All premiums, losses and loss expenses and underwriting expenses are allocated among the participants on the basis of each Company’s participation percentage in the Pooling Arrangement. The Pooling Arrangement provides indemnification against loss or liability relating to insurance risk and has been accounted for as reinsurance.

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

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2010 and 2009:

($ millions)	December 31
	2010	2009
Losses and loss expenses payable:
Ceded	$(498.4)	(453.0)
Assumed	874.2	799.2

Net assumed	$375.8	346.2

Unearned premiums:
Ceded	$(371.0)	(348.7)
Assumed	605.6	529.4

Net assumed	$234.6	180.7

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2010, 2009 and 2008:

($ millions)	Year ended December 31
	2010	2009	2008
Written premiums:
Ceded	$(828.9)	(770.8)	(724.9)
Assumed	1,323.5	1,172.7	1,107.4
Earned premiums:
Ceded	$(818.8)	(742.6)	(700.9)
Assumed	1,257.2	1,137.8	1,081.7
Losses and loss expenses incurred:
Ceded	$(579.1)	(545.0)	(514.6)
Assumed	883.2	809.2	810.6

The STFC Pooled Companies, the Mutual Pooled Companies and Beacon Lloyds Insurance Company (“Beacon Lloyds”), a subsidiary of State Auto Mutual, are collectively referred to as the “State Auto Group.”

Ceded losses and loss expenses payable related to the terminated reinsurance agreement that is in run-off between SA National and State Auto Mutual was $0.1 million at December 31, 2009. Ceded losses and loss expenses incurred related to the terminated reinsurance agreement were $0.1 million for 2009. There was no impact to the 2010 and 2008 income statement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Intercompany Balances

Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2010 and 2009 is approximately $330.7 million and $320.2 million, respectively.

b. Notes Payable

In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of a Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities are payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.50% at December 31, 2010). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company. See Note 7.

c. Notes Receivable

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Interest is payable semi-annually at a fixed annual interest rate of 7.00%, with the principal payable in May 2019. There is no prepayment penalty, and no collateral was given as security for the payment of this loan.

Under these agreements, State Auto Financial earned interest of $4.9 million and $3.1 million for the years ended December 31, 2010 and 2009, respectively. Interest income is included in net investment income on the consolidated statements of income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. The following table sets forth the notes receivable at December 31, 2010 and 2009:

($ millions, except interest rates)	2010			2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$71.1	7.00%	$70.0	$69.9	7.00%

d. Management Services

Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $1.6 million, $1.6 million and $2.5 million in 2010, 2009 and 2008, respectively, and is included in other income (affiliates) on the consolidated statements of income.

7. Notes Payable and Credit Facility

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all subsidiaries’ existing and future indebtedness. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets on the consolidated balance sheets and is being amortized into interest expense ($0.1 million each for 2010, 2009 and 2008) as the underlying interest expense is recognized on the Senior Notes.

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal due in full at maturity. Interest is based on a London interbank market rate or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2010, the Company had not made any borrowings and was in compliance with all covenants related to the Credit Facility. State Auto Financial incurred $0.5 million in issuance costs related to the Credit Facility, which is recorded in other assets on the consolidated balance sheets and is being amortized into expense ($0.1 million for 2010, 2009 and 2008) over the term of the Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The fair value of the Senior Notes is based on the quoted market price at December 31, 2010 and 2009, respectively. The carrying amount of the Subordinated Debentures (see Note 6b) in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The following table sets forth the notes payable at December 31, 2010 and 2009:

($ millions, except interest rates)	2010			2009
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.3	$106.4	6.25%	$101.7	$101.8	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6b)	15.5	15.5	4.50	15.5	15.5	4.46

Total notes payable	$116.8	$121.9		$117.2	$117.3

8. Federal Income Taxes

The following table sets forth the reconciliation between actual federal income tax benefit and the amount computed at the indicated statutory rate for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010		2009		2008
		%		%		%
Amount at statutory rate	$8.6	35	$(4.5)	35	$(26.3)	35
Tax-exempt interest and dividends received deduction	(13.1)	(54)	(16.9)	133	(19.7)	26
Patient Protection and Affordable Care Act, Medicare Part D exemption repeal	4.5	19	—	—	—	—
Other, net	—	—	(1.1)	8	1.5	(2)
Valuation allowance	—	—	(0.5)	4	0.5	(1)

Federal income tax benefit and effective rate	$—	—	$(23.0)	180	$(44.0)	58

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009:

($ millions)	2010	2009
Deferred tax assets:
Unearned premiums not currently deductible	$42.6	37.9
Losses and loss expenses payable discounting	25.2	23.7
Postretirement and pension benefits	63.1	54.0
Realized loss on other-than-temporary impairment	11.0	14.4
Compensation and benefits	16.9	12.8
Asset valuation allowance	3.8	3.5
Net operating loss carryforward	4.0	—
AMT credit carryforward	7.7	2.3
Other	2.9	2.0

Total deferred tax assets	177.2	150.6
Deferred tax liabilities:
Deferral of policy acquisition costs	52.5	44.5
Unrealized holding gains on investments	38.4	30.2

Total deferred tax liabilities	90.9	74.7

Net deferred federal income taxes	$86.3	75.9

If the Company determines it is more likely than not that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Although realization of deferred tax assets is not assured, based upon a review of all available evidence, both positive and negative, including the Company’s historical and anticipated future taxable income, the Company’s management concluded that it is more likely than not that the net deferred income tax assets will be realized. No valuation allowance was held at December 31, 2010 or 2009.

At December 31, 2010, the Company had $11.5 million of net operating loss carryforwards which, if not used, will expire in 2030.

At December 31, 2010, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2010 or 2009.

State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2007. However, the Company is currently under audit by the Internal Revenue Service for the 2009 and 2008 tax years, as required by the Congressional Joint Committee on Taxation due to refunds in excess of the $2.0 million threshold. The audit is anticipated to continue through 2012, and will include a limited scope examination for all tax years impacted by the net operating loss carrybacks, including tax years 2005 through 2009.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

9. Restructuring Costs

In June 2009, the Company initiated a plan to restructure its field and claims operations. Restructuring charges, including employee termination benefits, relocation packages, and costs associated with ceasing to use leased properties, related to this reorganization have been recognized in accordance with the Exit or Disposal Cost Obligations Topic of the FASB ASC. Consideration of this restructuring resulted in a curtailment of the Company’s pension and postretirement benefit plans as of June 30, 2009, due to the elimination of expected years of future services of those impacted employees. The Company recognized restructuring costs totaling $2.3 million and $4.8 million during the years ended December 31, 2010 and 2009, respectively. The restructuring was complete as of December 31, 2010, except for estimated relocation costs of $0.3 million to be recognized in 2011. These charges are included in losses and loss expenses and acquisition and operating expenses on the condensed consolidated statements of income.

The following table sets forth restructuring costs incurred for the years ended December 31, 2010 and 2009:

($ millions)	December 31
	2010	2009
Employee termination benefits	$2.7	4.5
Relocation costs	1.0	1.4
Lease termination	0.2	0.2
Benefit plan curtailment gain	(1.6)	(1.3)

Total	$2.3	4.8

The following table sets forth the allocation of the restructuring costs to the Company’s insurance segments for the years ended December 31, 2010 and 2009:

($ millions)	December 31
	2010	2009
Personal insurance	$1.2	2.5
Business insurance	1.1	2.3

Total	$2.3	4.8

The following table sets forth restructuring cost activity for the years ended December 31, 2010 and 2009:

($ millions)	Balance of liability at December 31, 2009	Costs incurred	Amounts paid	Balance of liability at December 31, 2010
Employee termination benefits	$3.9	2.7	4.0	2.6
Relocation costs	—	1.0	1.0	—
Lease termination	0.1	0.2	0.2	0.1
Benefit plan curtailment (non-cash item)	—	(1.6)	—	—

Total	$4.0	2.3	5.2	2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Balance of liability at December 31, 2008	Costs incurred	Amounts paid	Balance of liability at December 31, 2009
Employee termination benefits	$—	4.5	0.6	3.9
Relocation costs	—	1.4	1.4	—
Lease termination	—	0.2	0.1	0.1
Benefit plan curtailment (non-cash item)	—	(1.3)	—	—

Total	$—	4.8	2.1	4.0

10. Pension and Postretirement Benefit Plans

The Company, through the employees of State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The annual periodic costs related to the Company’s benefit plans are allocated to affiliated companies based on allocations pursuant to intercompany management agreements.

The Company provides a defined benefit pension plan for its eligible employees. Substantially all Company employees hired prior to January 1, 2010 become eligible to participate the year after becoming 20 years of age and vest with 5 years of credited service or attained age 65. The Company’s policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Benefits are determined by applying factors specified in the plan to a participant’s defined average annual compensation.

In addition to the defined benefit pension plan, the Company provides a postretirement benefit plan including certain health care and life insurance benefits for its eligible retired employees. Substantially all of the Company’s employees hired prior to January 1, 2010 may become eligible for these postretirement benefits if they retire between age 55 and 65 with 15 years or more of service or if they retire at age 65 or later with 5 years or more of service. The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”

Effective January 1, 2008, the Company adopted the measurement date requirement under transition alternative method one, as defined in SFAS No. 158 (codified in the Compensation – Retirement Benefits Topic of the FASB ASC), moving from a September 30 measurement date to a December 31 date for measuring its benefit plan obligations. This transition method resulted in a one-time adjustment that decreased beginning retained earnings by $2.4 million, net of tax. The combined impact of the measurement date transition and re-measurement of plan assets and obligations on January 1, 2008, increased beginning accumulated comprehensive income by $3.5 million, net of tax.

In November 2009, the Company announced to its employees a one-time election to select between two retirement benefit options: to either continue participation in the existing defined benefit pension plan with no changes; or to choose a new defined contribution plan in which the Company automatically contributes a percentage of the employee’s annual income resulting in a freeze to the employee’s existing accrued defined pension benefit. On May 31, 2010, employees’ elections were finalized which resulted in a $2.4 million curtailment on this date.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth information regarding the Company’s pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2010 and 2009:

($ millions)	Pension		Postretirement
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$250.0	245.9	95.4	111.6
Business combination	—	3.5	—	—
Curtailment	(2.4)	(2.2)	—	(5.9)
Plan amendments	—	—	—	(0.9)
Service cost	10.8	10.2	4.6	4.9
Interest cost	14.9	14.5	5.6	6.5
Actuarial (gain) loss	24.8	(1.9)	16.9	(18.3)
Benefits paid	(15.3)	(20.0)	(3.1)	(2.5)

Benefit obligation at end of year	$282.8	250.0	119.4	95.4

Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$197.9	172.7	2.6	2.5
Business combination	—	3.9	—	—
Employer contribution	13.0	15.0	—	—
Actual return on plan assets	24.0	26.3	0.1	0.1
Benefits paid	(15.3)	(20.0)	—	—

Fair value of plan assets available for plan benefits at end of year	$219.6	197.9	2.7	2.6

Supplemental executive retirement plan	—	—	(7.0)	(5.5)

Funded status at end of year	$(63.2)	(52.1)	(123.7)	(98.3)

Accumulated benefit obligation—end of year	$258.3	225.4

No assets are expected to be returned during the fiscal year ending December 31, 2011.

The following table sets forth the amounts included in accumulated other comprehensive losses that have not been recognized in net periodic cost at December 31, 2010 and 2009:

($ millions)	December 31
	2010	2009
Transition asset	$(0.3)	(0.9)
Prior service benefit	(18.2)	(21.1)
Net actuarial loss	144.8	117.4

Total	$126.3	95.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the amount of amortization expected to be recognized for the State Auto Group for the year ending December 31, 2011:

($ millions)	2011
Transition asset	$(0.3)
Prior service benefit	(1.1)
Net actuarial loss	7.0

Total	$5.6

The following table sets forth information regarding the State Auto Group’s pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2010, 2009 and 2008:

($ millions)	Pension			Postretirement
	2010	2009	2008	2010	2009	2008
Components of net periodic cost:
Service cost	$10.8	10.2	8.9	$4.6	4.9	4.8
Interest cost	14.9	14.5	13.5	5.6	6.5	7.3
Expected return on plan assets	(17.3)	(18.4)	(19.4)	(0.2)	(0.2)	(0.2)
Amortization of transition asset	(0.8)	(0.7)	(0.6)	—	—	—
Amortization of prior service cost (benefit)	0.4	0.4	0.4	(1.7)	(1.6)	(0.1)
Amortization of net actuarial loss	6.8	5.1	2.7	—	0.1	—

Net periodic cost	14.8	11.1	5.5	8.3	9.7	11.8

Cost of special termination benefit	—	—	2.0	—	—	0.3
Curtailment loss (gain)	—	0.3	—	(1.7)	(1.7)	—

Net periodic cost	$14.8	11.4	7.5	$6.6	8.0	12.1

The following table sets forth benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2011	$11.6	$3.7
2012	12.3	3.9
2013	13.0	4.1
2014	13.7	4.4
2015	14.6	4.9
2016 – 2020	89.4	30.7

The Company’s share of the 2010, 2009 and 2008 net periodic costs for the pension plan were $14.8 million, $11.4 million, and $7.4 million, respectively. For postretirement benefits other than pensions, the Company’s share of the 2010, 2009 and 2008 net periodic costs were $6.3 million, $5.5 million and $11.3 million, respectively. The Company’s gross benefit payments for 2010 postretirement benefits were $3.4 million, including the prescription drug benefits. The Company’s subsidy related to Medicare Prescription Drug

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Improvement and Modernization Act of 2003 was $0.3 million for 2010 and estimates future annual subsidies to be approximately $0.4 million.

The following table sets forth the weighted average assumptions used to determine the Company’s benefit obligations at December 31, 2010 and 2009:

	Pension		Postretirement
	2010	2009	2010	2009
Benefit obligations weighted-average assumptions:
Discount rate	5.50%	6.00%	5.50%	6.00%
Rates of increase in compensation levels	4.00	4.00	—	—

The following table sets forth the weighted average assumptions used to determine the Company’s net periodic cost for the years ended December 31, 2010, 2009 and 2008:

	Pension					Postretirement
	2010		2009		2008	2010	2009		2008
Weighted-average assumptions:
Discount rate	6.00 5.75	%/ %*	6.00 6.25	%/ %**	6.50%	6.00%	6.00 6.25	%/ %**	6.50%
Expected long-term rate of return on assets	8.00		9.00/ 8.00	**	9.00	8.00	9.00/ 8.00	**	9.00
Rates of increase in compensation levels	4.00		4.00		4.00	—	—		—

*	Due to the curtailment resulting from the employee one-time pension benefit election, the expense was remeasured at May 31, 2010, using discount rate of 5.75%.
**	Due to the curtailment resulting from the restructuring, the expense was remeasured at June 30, 2009, using discount rate of 6.25% and expected long-term rate of return on assets of 8.00%.

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

The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2010, 2009 and 2008:

	Postretirement
	2010	2009	2008
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014	2013

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2011:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$2.8	$(2.2)
Effect on accumulated postretirement benefit obligation	21.1	(16.8)

The benefit plans’ investment policy objective is to preserve the investment principal while generating income and appreciation in fair value to meet the benefit plans’ obligations. The benefit plans’ investment strategy and risk tolerance is balanced between meeting cash obligation requirements and a long-term relatively high risk tolerance. Since the nature and timing of the benefit plans’ liabilities and cash requirements are predictable, the liquidity requirements are somewhat moderate. One of the goals of diversifying the benefit plans’ portfolio among different asset classes is the elimination of concentration of risk in one asset class. Management has investment policy guidelines with respect to limiting the ownership in any single debt or equity issuer, and the international private equity investments are composed of numerous securities to reduce our exposure to a single issuer. The following table sets forth the asset allocation targets, as a percentage of total fair value, which are used as a guide by management when allocating funds as they become available.

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	23%
U.S. large-cap equity	43
U.S. small/mid-cap equity	14
Treasury inflation-protected securities	10
International equity	10

Total	100%

See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2010 and 2009, other than international instruments that were transferred from a Level 3 to a Level 2 due to the adoption of the FASB’s guidance related to fair value measurements and disclosures of investments in certain entities that calculate net asset value per share in 2009, as described in Note 3.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2010 and 2009:

($ millions) At December 31, 2010:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$29.1	—	29.1	—
Corporate securities	12.8	—	12.8	—
U.S. government agencies mortgage-backed securities	29.9	—	29.9	—

Total fixed maturities	71.8	—	71.8	—
Equity securities:
Large-cap securities	86.4	86.4	—	—
Small-cap securities	32.0	32.0	—	—

Total equity securities	118.4	118.4	—	—
International instruments	25.5	—	25.5	—
Short-term money market funds	2.2	2.2	—	—

Total pension plan investments	$217.9	120.6	97.3	—

($ millions) At December 31, 2009:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$35.0	—	35.0	—
Corporate securities	12.8	—	12.8	—
U.S. government agencies mortgage-backed securities	28.2	—	28.2	—

Total fixed maturities	76.0	—	76.0	—
Equity securities:
Large-cap securities	68.6	68.6	—	—
Small-cap securities	24.9	24.9	—	—
Mutual fund—other	0.2	—	—	0.2

Total equity securities	93.7	93.5	—	0.2
International instruments	23.3	—	23.3	—
Short-term money market funds	3.0	3.0	—	—

Total pension plan investments	$196.0	96.5	99.3	0.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2010 and 2009, separately for each major category of assets:

($ millions)	Mutual fund – other
Beginning balance, January 1, 2010	$0.2
Actual return on plan assets:
Relating to assets still held at December 31, 2010	—
Relating to assets sold during 2010	—
Purchases, sales, issuances and settlements	(0.2)
Transfers in and/or out of Level 3	—

Ending balance, December 31, 2010	$—

($ millions)	Mutual fund – other	International instruments
Beginning balance, January 1, 2009	$—	22.5
Actual return on plan assets:
Relating to assets still held at December 31, 2009	(0.1)	4.2
Relating to assets sold during 2009	—	1.6
Purchases, sales, issuances and settlements	0.3	(5.0)
Transfers in and/or out of Level 3	—	(23.3)

Ending balance, December 31, 2009	$0.2	—

The following tables set forth the postretirement plan’s available-for-sale securities within the fair value hierarchy at December 31, 2010 and 2009:

($ millions) At December 31, 2010:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$2.2	—	2.2	—
Corporate securities	0.3	—	0.3	—

Total fixed maturities	2.5	—	2.5	—
Short-term money market funds	0.2	0.2	—	—

Total postretirement plan investments	$2.7	0.2	2.5	—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions) At December 31, 2009:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$2.1	—	2.1	—
Corporate securities	0.3	—	0.3	—

Total fixed maturities	2.4	—	2.4	—
Short-term money market funds	0.2	0.2	—	—

Total postretirement plan investments	$2.6	0.2	2.4	—

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. This range is generally not determined until the second quarter with respect to the contribution year. The Company expects to contribute up to $15.0 million during 2011 to its pension plan, depending on the actuarially calculated funding requirements of such plan. Postretirement and SERP plan payments are deductible for tax purposes when paid.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $3.3 million, $3.3 million and $3.1 million for 2010, 2009 and 2008, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

b. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank, Farmers and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $78.3 million is available for payment to State Auto Financial from its insurance subsidiaries in 2011 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $56.4 million, $11.5 million and $39.0 million in 2010, 2009 and 2008, respectively.

The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2010	2009
Statutory capital and surplus of insurance subsidiaries	$783.0	796.7
Net liabilities of non-insurance parent and affiliates	(54.1)	(82.1)

	728.9	714.6
Increases (decreases):
Deferred acquisition costs	150.2	127.3
Postretirement and pension benefits	(30.3)	(14.6)
Deferred federal income taxes	(37.6)	(26.6)
Fixed maturities at fair value	37.3	43.6
Other, net	3.3	5.1

Stockholders’ equity per accompanying consolidated financial statements	$851.8	849.4

($ millions)	Year ended December 31
	2010	2009	2008
Statutory net income (loss) of insurance subsidiaries	$16.9	9.2	(49.8)
Net income (loss) of non-insurance parent and affiliates	2.3	(0.5)	(0.6)

	19.2	8.7	(50.4)
Increases (decreases):
Deferred acquisition costs	22.9	5.0	16.5
Postretirement and pension benefits	(18.4)	(12.0)	(10.3)
Deferred federal income taxes	4.7	12.5	16.1
Share-based compensation expense	(3.0)	(3.5)	(4.6)
Other, net	(0.9)	(0.5)	1.6

Net income (loss) per accompanying consolidated financial statements	$24.5	10.2	(31.1)

12. Preferred Stock

State Auto Financial has two authorized classes of preferred stock. For both classes, upon issuance, the Board of Directors has authority to fix and determine the significant features of the shares issued, including, among other things, the dividend rate, redemption price, redemption rights, conversion features and liquidation price payable in the event of any liquidation, dissolution, or winding up of the affairs of State Auto Financial.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Class A preferred stock is not entitled to voting rights until, for any period, dividends are in arrears in the amount of six or more quarterly dividends.

13. Share-Based Compensation

The Company maintains share-based compensation plans for key employees and outside, or non-employee, directors. The share-based compensation plan for key employees is the State Auto Financial Corporation 2009 Equity Compensation Plan (the “Equity Plan”). This plan replaced the previous equity plan which expired on July 1, 2010. The stock-based compensation plan for outside directors is the Outside Directors Restricted Share Unit Plan (the “RSU Plan”).

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

Equity Plan

The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 2.0 million common shares under the Equity Plan. As of December 31, 2010, a total of 1.4 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2010, 2009 and 2008 were 0.6 million, 0.4 million and 0.4 million, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	32,000	$29.98	42,500	$30.46	42,500	$30.46
Granted	17,180	18.78	—	—	—	—
Vested	(32,000)	29.98	(10,500)	31.94	—	—

Outstanding, end of year	17,180	$18.78	32,000	$29.98	42,500	$30.46

As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 2.25 years.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2010, a total of 2.8 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.

Outside Directors Plan

The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2015. The Company accounts for the RSU Plan as a liability plan. There were 24,268 RSUs, 14,800 RSUs, and 11,200 RSUs granted in 2010, 2009 and 2008, respectively.

During 2010 and 2009, common shares valued at approximately $39,000 and $5,300, respectively, were distributed by the Company under the RSU Plan.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during 2010, 2009 and 2008. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.

The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Fair value per share	$5.40	4.56	7.92
Expected dividend yield	3.28%	3.84%	2.31%
Risk free interest rate	2.5%	2.0%	3.1%
Expected volatility factor	36.8%	42.6%	33.2%
Expected life in years	6.1	6.0	6.9

The following table sets forth the Company’s total stock option activity and related information for these plans for the years ended December 31, 2010, 2009 and 2008:

(millions, except per share amounts)	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.1	$24.02	2.8	$24.84	2.7	$23.78
Granted	0.6	18.74	0.4	14.65	0.4	25.80
Exercised	(0.2)	14.54	(0.1)	13.68	(0.3)	15.13
Canceled	(0.1)	24.73	—	25.38	—	29.37

Outstanding, end of year	3.4	$23.53	3.1	$24.02	2.8	$24.84

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $1.4 million, $0.6 million and $3.3 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0.3 million, $0.2 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2010:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	1.6	5.6	$17.21	0.8	$16.82
$20.01 – $30.00	1.1	5.8	27.18	1.0	27.41
Greater than $30.00	0.7	4.3	32.10	0.7	32.10

	3.4	5.4	$23.53	2.5	$25.39

Aggregate intrinsic value for total options outstanding at December 31, 2010 is $3.1 million. Aggregate intrinsic value for total options exercisable at December 31, 2010 is $0.8 million.

Compensation expense recognized during 2010, 2009 and 2008 was $3.7 million, $3.7 million and $5.5 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2010, there was $3.1 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of 2.25 years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

14. Net Earnings (Loss) Per Common Share

The following table sets forth the compilation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2010, 2009 and 2008:

(millions, except per share amounts)	2010	2009	2008
Numerator:
Net earnings (loss) for basic net earnings per common share	$24.5	10.2	(31.1)
Effect of dilutive share-based awards	0.2	—	—

Adjusted net earnings (loss) for dilutive net earnings (loss) per common share	$24.7	10.2	(31.1)

Denominator:
Weighted average shares for basic net earnings per common share	40.0	39.7	39.7
Effect of dilutive share-based awards	0.1	0.1	—

Adjusted weighted average shares for diluted net earnings (loss) per common share	40.1	39.8	39.7

Basic net earnings (loss) per common share	$0.61	0.26	(0.78)
Diluted net earnings (loss) per common share	$0.62	0.25	(0.78)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2010, 2009 and 2008:

(in millions)	2010	2009	2008
Number of options	2.7	2.1	1.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

15. Comprehensive Income (Loss)

The following table sets forth a reconciliation of each component of comprehensive income (loss) and the related federal income tax effect for the years ended December 31, 2010, 2009 and 2008:

($ millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2010:
Net income	$24.5	—	24.5
Other comprehensive loss:
Net unrealized holding gains on investments:
Unrealized holding gains arising during the year	34.9	(12.2)	22.7
Reclassification adjustments for gains realized in net income	(11.5)	4.0	(7.5)

	23.4	(8.2)	15.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(33.9)	11.9	(22.0)
Reclassification adjustments for amortization to net income:
Transition asset	(0.8)	0.3	(0.5)
Prior service cost	(3.0)	1.0	(2.0)
Net actuarial loss	6.8	(2.4)	4.4

	(30.9)	10.8	(20.1)

Other comprehensive loss	(7.6)	2.6	(5.0)

Comprehensive income	$16.9	2.6	19.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2009:
Net income	$(12.8)	23.0	10.2
Other comprehensive income:
Net unrealized holding gains on investments:
Unrealized holding gains arising during the year	99.0	(32.1)	66.9
Reclassification adjustments for gains realized in net income	5.2	(1.8)	3.4

	104.2	(33.9)	70.3
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Net unrecognized benefit plan obligations:
Net actuarial gain arising during period	37.3	(13.8)	23.5
Reclassification adjustments for amortization to net income:
Transition asset	(0.7)	0.2	(0.5)
Prior service cost	(2.7)	1.1	(1.6)
Net actuarial loss	5.2	(2.1)	3.1

	39.1	(14.6)	24.5

Other comprehensive income	143.2	(48.5)	94.7

Comprehensive income	$130.4	(25.5)	104.9

2008:
Net loss	$(75.1)	44.0	(31.1)
Other comprehensive loss:
Net unrealized holding losses on investments:
Unrealized holding losses arising during the year	(121.0)	39.8	(81.2)
Reclassification adjustments for gains realized in net loss	36.4	(12.8)	23.6

	(84.6)	27.0	(57.6)
Amortization of gain on derivative used in cash flow hedge	(0.1)	—	(0.1)

Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(63.6)	22.0	(41.6)
Reclassification adjustments for amortization to net loss:
Transition asset	(0.6)	0.2	(0.4)
Prior service cost	0.3	(0.1)	0.2
Net actuarial loss	2.7	(1.0)	1.7

	(61.2)	21.1	(40.1)

Other comprehensive loss	(145.9)	48.1	(97.8)

Comprehensive loss	$(221.0)	92.1	(128.9)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

16. Reportable Segments

At December 31, 2010, the Company has three reportable segments: personal insurance, business insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments operate primarily in the Midwestern, Southern, Southwestern, and Eastern United States. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied lines, other & product liability and workers’ compensation insurance to small-to-medium sized businesses within the commercial insurance market. These products are primarily distributed through the independent insurance agency system. The investment operations segment, managed by Stateco, provides investment services.

In 2010, the Company focused on reassessing and positioning a realignment of its internal organization to be more strategic in the personal, business and specialty insurance markets. Considering these internal changes along with changes to the Pooling Arrangement as of January, 1, 2011 (see Note 19), beginning with the first quarter of 2011, the Company’s reportable insurance segments will change from personal and business insurance to personal insurance, business insurance and specialty insurance. Prior reporting periods will be conformed to the new segment presentation.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Revenues from external sources:
Insurance segments
Personal insurance	$798.5	732.8	670.9
Business insurance	458.7	443.7	455.1

Total insurance segments	1,257.2	1,176.5	1,126.0
Investment operations segment
Net investment income	80.8	82.1	87.4
Net realized capital gains (losses)	11.0	(5.2)	(36.4)

Total investment operations segment	91.8	76.9	51.0

Total revenue from reportable segments	1,349.0	1,253.4	1,177.0
All other	6.1	3.5	4.9

Total revenues from external sources	1,355.1	1,256.9	1,181.9
Intersegment revenues:	9.8	9.6	9.7

Total revenues	1,364.9	1,266.5	1,191.6
Reconciling items:
Eliminate intersegment revenues	(9.8)	(9.6)	(9.7)

Total consolidated revenue	$1,355.1	1,256.9	1,181.9

Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting loss	$(9.3)	(59.5)	(56.1)
Business insurance SAP underwriting loss	(52.5)	(8.4)	(58.5)

Total insurance segments	(61.8)	(67.9)	(114.6)
Investment operations segment:
Net investment income	80.8	82.1	87.4
Net realized capital gains (losses)	11.0	(5.2)	(36.4)

Total investment operations segment	91.8	76.9	51.0
All other segments income (loss)	0.3	(1.1)	(1.9)

Reconciling items:
GAAP adjustments	—	(11.5)	(0.1)
Interest expense on corporate debt	(7.1)	(7.6)	(7.3)
Corporate expenses	1.3	(1.6)	(2.2)

Total consolidated income (loss) before federal income taxes	$24.5	(12.8)	(75.1)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2010 and 2009:

($ millions)	December 31
	2010	2009
Segment assets:
Investment operations segment	$2,395.4	$2,269.4

Total segment assets	2,395.4	2,269.4
Reconciling items:
Corporate assets	326.6	295.1

Total consolidated assets	$2,722.0	$2,564.5

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

The following table sets forth revenues from external sources for reportable segments for the years ended December 31, 2010, 2009 and 2008:

($ millions)	2010	2009	2008
Earned premiums:
Personal insurance:
Standard auto	$479.7	433.2	384.3
Nonstandard auto	28.4	38.7	42.6
Homeowners	257.3	230.0	215.4
Other personal	33.1	30.9	28.6

Total personal insurance earned premiums	798.5	732.8	670.9
Business insurance:
Commercial auto	115.4	106.2	110.5
Commercial multi-peril	110.1	95.2	97.9
Fire & allied lines	97.7	97.6	94.7
Other & product liability	69.6	74.8	79.9
Workers’ compensation	40.5	43.2	43.4
Other commercial	25.4	26.7	28.7

Total business insurance earned premiums	458.7	443.7	455.1

Total earned premiums	1,257.2	1,176.5	1,126.0
Investment operations:
Net investment income	80.8	82.1	87.4
Net realized capital (losses) gains	11.0	(5.2)	(36.4)

Total investment operations	91.8	76.9	51.0

Total revenues from reportable segments	$1,349.0	1,253.4	1,177.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

17. Quarterly Financial Data (unaudited)

The following tables set forth quarterly financial data for 2010 and 2009:

($ millions, except per share amounts)	2010
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$326.4	331.1	340.7	356.9
Income (loss) before federal income taxes	20.6	(30.0)	(0.2)	34.1
Net income (loss)	12.9	(26.2)	0.2	37.6
Earnings (loss) per common share:
Basic	$0.32	(0.66)	0.01	0.94
Diluted	$0.32	(0.66)	—	0.94

	2009
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$294.0	316.9	324.5	321.5
(Loss) income before federal income taxes	(30.9)	(11.7)	13.7	16.1
Net (loss) income	(14.0)	(3.2)	13.0	14.4
(Loss) earnings per common share:
Basic	$(0.35)	(0.08)	0.33	0.36
Diluted	$(0.35)	(0.08)	0.33	0.36

18. Contingencies

The Company is involved in a number of lawsuits, and may become involved in other potential litigation, arising in the ordinary course of its business. Generally, the Company’s involvement in a lawsuit involves defending third-party claims brought against its insureds in its role as liability insurer or against the Company as a principal of surety bonds, as well as defending policy coverage claims brought against the Company. The Company considers all lawsuits relating to such insurance claims in establishing the Company’s loss and loss adjustment expense reserves.

The following describes the significant pending legal proceedings, other than ordinary routine litigation incidental to our business, to which State Auto Financial or any of its subsidiaries is a party or to which any of our property is subject:

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs allege that the State Auto Group has engaged, and continues to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court and restitution and/or disgorgement of profits derived from plaintiffs and the alleged class. The Company filed a motion to dismiss on March 1, 2011, and it remains

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

pending. The Company believes its practices with respect to pricing, quoting and selling its insurance policies are in compliance with all applicable laws, deny any and all liability to plaintiffs or the alleged class, and intends to vigorously defend this lawsuit.

In accordance with the Contingencies Topic of the FASB ASC, the Company accrues for a litigation-related liability, other than insurance claims, when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcomes of any pending matters are not likely to have a material adverse effect on its consolidated financial position or results of operations. However, regarding the putative class action litigation described above, it is not currently possible to predict the legal outcome of this litigation or its impact on the future development of claims and litigation relating to similar claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise in amounts in excess of our currently held reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.

Additionally, the Company may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in its insurance policies. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its financial position or results from operations.

19. Subsequent Events

As of January 1, 2011, the Pooling Arrangement was amended to add Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company, each of which are subsidiaries of State Auto Mutual (collectively, the “Rockhill Insurers”), to the pool, each with a participation percentage of 0.0%.

In conjunction with this amendment, the STFC Pooled Companies will receive approximately $150.9 million in cash and/or investment securities from the Rockhill Insurers, for net insurance liabilities transferred on January 1, 2011. The following table sets forth an estimate of the impact on the Company’s balance sheet at January 1, 2011, relating to this Pooling Arrangement amendment:

($ millions)
Losses and loss expenses payable	$123.7
Unearned premiums	34.3
Other liabilities	(0.1)
Less:
Deferred acquisition costs	7.0

Net cash and/or investment securities to be received	$150.9

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

4.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and has concluded that such internal control over financial reporting was effective.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in our 2011 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of our Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 8, 2011, the members of our Audit Committee were Eileen A. Mallesch, Alexander B. Trevor, David R. Meuse, Thomas E. Markert and Paul S. Williams. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in our 2011 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2010 annual meeting of shareholders.

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

Item 11. Executive Compensation

Our 2011 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report”. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in our 2011 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for each of the three years in the period ended December 31, 2010

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2010, 2009 and 2008 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

Schedule Number	Schedule

I.	Summary of Investments—Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

All other schedules and footnotes are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)    LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(a) therein)

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 3(b) therein)

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations as of May 7, 2010	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

10.01	Guaranty Agreement between State Automobile Mutual Insurance Company and State Auto Property and Casualty Insurance Company dated as of May 16, 1991	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (d) therein)

10.02*	1991 Stock Option Plan of State Auto Financial Corporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (h) therein)

10.03*	Amendment Number 1 to the 1991 Stock Option Plan of State Auto Financial Corporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4 (a) therein)

10.04*	Amendment Number 2 to the 1991 Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(DD) therein)

10.05*	Amendment Number 3 to 1991 Stock Option Plan (effective January 1, 2001) of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2003 (see Exhibit 10.01 therein)

10.06*	Amendment Number 4 to 1991 Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.1 therein)

10.07*	1991 Directors’ Stock Option Plan of State Auto Financial Corporation	1933 Act Registration Statement No. 33-40643 on Form S-1 (see Exhibit 10 (i) therein)

10.08*	Amendment Number 1 to the 1991 Directors’ Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 1996 (see Exhibit 10(EE) therein)

10.09*	Second Amendment to 1991 Directors’ Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(JJ) therein)

10.10*	Third Amendment to the 1991 Directors’ Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.2 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.11*	2000 Directors Stock Option Plan of State Auto Financial Corporation	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.12*	First Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.13*	Second Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.14*	Third Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.15*	Fourth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(UU) therein)

10.16*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.17*	Sixth Amendment to the 2000 Directors Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.3 therein)

10.18	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.19	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.20	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.18 therein)

10.21	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.22	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.23

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

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.25	Amended and Restated Investment Management Agreement dated as of December 31, 2007, between Stateco Financial Services, Inc. and Litchfield Mutual Fire Insurance Company	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.23 therein)

10.26	Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company effective October 1, 2010	Included herein

10.27	Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company effective October 1, 2010	Included herein

10.28	Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company effective October 1, 2010	Included herein

10.29	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(OO) therein)

10.30

Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and Columbus Marketing, Inc. (n/k/a BroadStreet Capital Partners, Inc.) effective January 1, 2003

Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.28 therein)

10.31	Renewal of Cost Sharing Agreement among State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and BroadStreet Capital Partners, Inc. effective March 31, 2008	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.29 therein)

10.32

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

10.34

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

10.35

Second Amendment dated as of December 31, 2008, to the Management and Operations Agreement, Amended and Restated as of January 1, 2005, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, State Auto National Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC, State Auto Florida Insurance Company, Beacon National Insurance Company, Beacon Lloyds, Inc., Beacon Lloyds Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, and Provision State Insurance Company

Form 8-K Current Report filed on January 27, 2009 (see Exhibit 10.1 therein)

10.36

Third Amendment, effective as of December 31, 2010, to the Management and Operations Agreement, Amended and Restated as of January 1, 2005, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Insurance Group, Inc., Farmers Casualty Insurance Company, Stateco Financial Services, Inc., Strategic Insurance Software, Inc., 518 Property Management and Leasing, LLC, State Auto Florida Insurance Company, Beacon National Insurance Company, Beacon Lloyds, Inc., Beacon Lloyds Insurance Company, Patrons Mutual Insurance Company of Connecticut and Litchfield Mutual Fire Insurance Company

Included herein

10.37

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

10.39

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

10.40

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

10.42

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

10.44

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

10.45

Amended and Restated Management and Operations Agreement, effective as of January 1, 2011, by and among State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company, Bloomington Compensation Insurance Company, Rockhill Holding Company, National Environmental Coverage Corporation of the South, LLC, National Environmental Coverage Corporation, RTW, Inc., Rockhill Insurance Services, LLC and Rockhill Underwriting Management, LLC.

Form 8-K Current Report filed on January 7, 2011 (see Exhibit 10.2 therein)

10.46

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

10.48

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

10.49

First Amendment, effective December 31, 2010, to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2010, by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, and Beacon National Insurance Company

Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.50

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011, entered into as of January 3, 2011, by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Beacon National Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company

Form 8-K Current Report filed on January 7, 2011 (see Exhibit 10.1 therein)

10.51	Commutation and Release Agreement, effective as of January 1, 2010, entered into as of February 10, 2010, between State Automobile Mutual Insurance Company and State Auto National Insurance Company	Form 8-K Current Report filed on February 16, 2010 (see Exhibit 10.2 therein)

10.52	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.53	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.54	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1/4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.55	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.56

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

10.57

First Amendment, dated as of March 27, 2009 and effective as of April 1, 2009, to the Credit Agreement, dated as of July 12, 2007, by and among State Auto Financial Corporation, as borrower, the financial institution parties thereto, as lenders, and KeyBank National Association, as administrative agent, swingline lender and lender

Form 8-K Current Report filed on April 7, 2009 (see Exhibit 99.1 therein)

10.58	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.59	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty Insurance Company, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.60*

Employment Agreement effective as of March 1, 2009, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.53 therein)

10.61*	Executive Agreement effective as of March 1, 2009, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.54 therein)

10.62*

Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.69 therein)

10.63*

Amendment effective January 1, 2009 to Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.56 therein)

10.64*	Amended and Restated Executive Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.70 therein)

10.65*	Retention Agreement dated as of February 9, 2004, between State Auto Property & Casualty Insurance Company and Steven E. English	Form 10-Q Quarterly Report for the period ended March 31, 2007 (see Exhibit 10.61 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.66*

Executive Change of Control Agreement entered into as of May 5, 2008, and effective April 25, 2008, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English

Form 8-K Current Report filed on May 9, 2008 (see Exhibit 99.1 therein)

10.67*

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

Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.61 therein)

10.69*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.70*	Indemnification Agreement dated as of November 14, 2008, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.2 therein)

10.71*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.72*	Indemnification Agreement dated as of November 14, 2008, between State Automobile Mutual Insurance Company and Mark A. Blackburn	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.4 therein)

10.73*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.5 therein)

10.74*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and James A. Yano	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.6 therein)

10.75*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.76*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.77*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.49 therein)

10.78*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of October 4, 2007, between State Auto Financial Corporation and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.71 therein)

10.79*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.66 therein)

10.80*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.81*

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.82*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.83*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.84*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 4, 2010 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2010 (see Exhibit 10.01 therein)

10.85*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.86*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.87*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.88*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.89*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Included herein

10.90*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.91*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.92*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (Restatement) effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.93*	Amendment No. 1, effective as of January 1, 2008, to Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended June 30, 2008 (see Exhibit 10.01 therein)

10.94*	Amendment No. 2 effective as of January 1, 2009 to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.01 therein)

10.95*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.96*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Included herein

10.97*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.98*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Included herein

10.99*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.100*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.101*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.102*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.103*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.104*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.105*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.106*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.107*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.108*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.109*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.110*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.111*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.112*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.113*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.114*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.115

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

Form 8-K Current Report filed on November 25, 2009 (see Exhibit 10.1 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney—Robert P. Restrepo, Jr., David J. D’Antoni, David R. Meuse, S. Elaine Roberts, Alexander B. Trevor and Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 24.01 therein)

24.02	Powers of Attorney—Robert E. Baker and Thomas E. Markert	Form 10-Q Quarterly Report for the period ended March 31, 2008 (see Exhibit 24.01 therein)

24.03	Power of Attorney—Eileen A. Mallesch	Included herein

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.

(b)	EXHIBITS

The exhibits included with this Form 10-K, as indicated in Item 15(a) (3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a) (2), follow the signatures to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 8, 2011	/s/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 8, 2011

/s/ STEVEN E. ENGLISH Steven E. English	Vice President and Chief Financial Officer (principal financial officer)	March 8, 2011

/s/ CYNTHIA A. POWELL Cynthia A. Powell	Vice President and Treasurer (principal accounting officer)	March 8, 2011

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 8, 2011

ROBERT E. BAKER* Robert E. Baker	Director	March 8, 2011

THOMAS E. MARKERT* Thomas E. Markert	Director	March 8, 2011

DAVID R. MEUSE* David R. Meuse	Director	March 8, 2011

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 8, 2011

EILEEN A. MALLESCH* Eileen A. Mallesch	Director	March 8, 2011

ALEXANDER B. TREVOR* Alexander B. Trevor	Director	March 8, 2011

PAUL S. WILLIAMS* Paul S. Williams	Director	March 8, 2011

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ STEVEN E. ENGLISH Steven E. English	Attorney in Fact	March 8, 2011

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2010

($ millions) At December 31, 2010:	Cost or amortized cost(1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	461.1	461.1
Obligations of states and political subdivisions	916.6	933.6	933.6
Corporate securities	136.3	142.4	142.4
U.S. government agencies residential mortgage-backed securities	358.9	363.6	363.6

Total fixed maturities	1,862.3	1,900.7	1,900.7

Equity securities:
Large-cap securities	167.1	211.1	211.1
Small-cap securities	33.1	45.1	45.1

Total equity securities	200.2	256.2	256.2
Other invested assets	64.4	79.7	79.7

Total available-for-sale securities	2,126.9	2,236.6	2,236.6
Other invested assets	0.5	0.5	0.5

Total investments – other than investments in related parties	$2,127.4	2,237.1	2,237.1

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2010	2009
Assets
Investments in common stock of subsidiaries (equity method)	$920.3	944.5
Fixed maturities, available for sale, at fair value	17.8	—
Other invested assets	1.8	1.6
Cash and cash equivalents	4.3	10.2
Other assets	16.2	1.6
Due from affiliates	2.2	1.7
Federal income tax	10.5	10.1

Total assets	$973.1	969.7

Liabilities and Stockholders’ Equity
Notes payable (affiliates $15.5 and $15.5, respectively)	$116.8	117.2
Other liabilities	4.5	3.1

Total liabilities	121.3	120.3

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.9 and 46.6 issued, respectively, at stated value of $2.50 per share	117.3	116.6
Treasury Stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.7)
Additional paid-in capital	122.1	115.8
Accumulated other comprehensive loss	(7.9)	(2.9)
Retained earnings	736.1	735.6

Total stockholders’ equity	851.8	849.4

Total liabilities and stockholders’ equity	$973.1	969.7

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2010	2009	2008
Net investment income	$0.5	0.1	0.9
Net realized gain on investments	4.3	—	—

Total revenues	4.8	0.1	0.9
Interest expense (affiliates $0.7, $0.8 and $1.2, respectively)	7.1	7.4	7.3
Other operating expenses	5.5	3.3	4.3

Total expenses	12.6	10.7	11.6

Loss before federal income taxes	(7.8)	(10.6)	(10.7)

Federal income tax benefit	(4.0)	(4.6)	(5.1)

Net loss before equity in net income (loss) of subsidiaries	(3.8)	(6.0)	(5.6)

Equity in net income (loss) of subsidiaries	28.3	16.2	(25.5)

Net income (loss)	$24.5	10.2	(31.1)

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$24.5	10.2	(31.1)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, net	(0.1)	(0.3)	(0.1)
Share-based compensation	0.3	(0.1)	(0.1)
Net realized gain on investments	(4.3)	—	—
Equity in net (income) loss from consolidated subsidiaries	(28.3)	(16.3)	25.5
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	1.0	(1.6)	(1.0)
Other assets	0.1	—	0.2
Excess tax benefits on share-based awards	0.3	0.1	0.4
Federal income taxes	(0.6)	(0.1)	(2.5)

Net cash used in operating activities	(7.1)	(8.1)	(8.7)

Cash flows from investing activities:
Capitalization of subsidiary	0.1	—	—
Dividends received from consolidated subsidiaries	9.0	16.5	45.9
Purchases of other invested assets	(0.3)	—	—
Maturities, calls and pay downs of fixed maturities – available-for-sale	9.2	—	—
Sales of fixed maturities – available-for-sale	4.1	—	—
Sales of equity securities – available-for-sale	—	—	1.2
Sale of subsidiary	(0.1)	—	—

Net cash provided by investing activities	22.0	16.5	47.1

Cash flows from financing activities:
Proceeds from issuance of common stock	3.2	3.3	4.4
Payments to acquire treasury shares	—	—	(33.2)
Excess tax benefits on share-based awards	—	—	0.3
Payment of dividends	(24.0)	(23.8)	(23.9)
Excess tax benefits on share-based awards	—	—	0.3

Net cash used in financing activities	(20.8)	(20.5)	(52.4)

Net decrease in cash and cash equivalents	(5.9)	(12.1)	(14.0)
Cash and cash equivalents at beginning of year	10.2	22.3	36.3

Cash and cash equivalents at end of year	$4.3	10.2	22.3

Supplemental Disclosures:
Federal income tax benefit received	$(3.7)	(4.6)	(3.4)

Interest paid (affiliates $0.7, $0.8 and $1.2, respectively)	$7.0	7.1	7.5

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Note to Condensed Financial Statements

Note to Condensed Financial Statements:

In our parent-company-only financial statements, our Company’s investment in subsidiaries is stated at cost plus equity in net income (loss) from consolidated subsidiaries since the date of acquisition. Our Company’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method.

In 2010, State Auto Financial received dividends from SA National in the amount of $56.4 million in cash and fixed maturity securities and contributed $21.0 million in fixed maturity securities to State Auto P&C. On December 31, 2010, State Auto Financial sold SA National and realized a net gain of $3.9 million.

Our parent-company-only financial statements should be read in conjunction with our Company’s consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2010, 2009 and 2008

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2010:
Personal insurance segment	$73.3	341.2	342.1	—	798.5
Business insurance segment	76.9	533.0	271.1	—	458.7
Investment operations segment	—	—	—	—	—

Total	$150.2	874.2	613.2		1,257.2

Year ended December 31, 2009:
Personal insurance segment	$68.4	325.6	320.7	—	732.8
Business insurance segment	58.9	493.8	226.3	—	443.7
Investment operations segment	—	—	—	—	—

Total	$127.3	819.4	547.0	—	1,176.5

Year ended December 31, 2008:
Personal insurance segment	$59.9	291.3	278.3	—	670.9
Business insurance segment	62.4	478.7	236.8	—	455.1
Investment operations segment	—	—	—	—	—

Total	$122.3	770.0	515.1	—	1,126.0

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2010:
Personal insurance segment	$—	569.4	166.4	65.7	819.9
Business insurance segment	—	313.8	115.2	77.1	503.6
Investment operations segment	80.8	—	—	—	—

Total	$80.8	883.2	281.6	142.8	1,323.5

Year ended December 31, 2009:
Personal insurance segment	$—	554.7	156.9	76.7	775.1
Business insurance segment	—	283.8	120.6	46.7	435.3
Investment operations segment	82.1	—	—	—	—

Total	$82.1	838.5	277.5	123.4	1,210.4

Year ended December 31, 2008:
Personal insurance segment	$—	520.3	139.0	63.4	715.6
Business insurance segment	—	322.1	118.2	69.2	489.3
Investment operations segment	87.4	—	—	—	—

Total	$87.4	842.4	257.2	132.6	1,204.9

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

Years Ended December 31, 2010, 2009 and 2008

($ million, except percentages)		Ceded to		Assumed from		Net Amount	Percentage of amount assumed to net(2)
	Gross Amount	Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property-casualty earned premiums for year ended December 31,
2010	$842.1	$26.8	$818.8	$3.5	$1,257.2	$1,257.2	0.3%
2009	802.8	26.5	742.6	5.0	1,137.8	1,176.5	0.4%
2008	759.4	21.5	700.9	5.6	1,083.4	1,126.0	0.5%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.