Form 10-Q
period 2011-03-31
State Auto Financial CORP
filed 2011-05-06
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Yes  ☐    No   ☒

On April 29, 2011, the Registrant had 40,209,284 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2011

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2011 (unaudited)	December 31 2010 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $2,031.4 and $1,862.3, respectively)	$2,066.7	1,900.7
Equity securities, available-for-sale, at fair value (cost $219.0 and $200.2, respectively)	282.2	256.2
Other invested assets, available-for-sale, at fair value (cost $64.6 and $64.4, respectively)	82.6	79.7
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,502.0	2,307.1
Cash and cash equivalents	82.4	88.3
Accrued investment income and other assets	32.5	38.0
Deferred policy acquisition costs	157.2	150.2
Reinsurance recoverable on losses and loss expenses payable (affiliates none)	17.9	18.8
Prepaid reinsurance premiums (affiliates none)	8.0	7.6
Due from affiliate	9.6	6.5
Current federal income taxes	3.2	7.6
Net deferred federal income taxes	85.1	86.3
Property and equipment, at cost	11.5	11.6

Total assets	$2,909.4	2,722.0

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $509.2 and $375.8, respectively)	$1,031.2	893.0
Unearned premiums (affiliates $271.6 and $234.6, respectively)	640.6	613.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.7	116.8
Postretirement and pension benefits	191.3	186.9
Other liabilities	64.7	60.3

Total liabilities	2,044.5	1,870.2
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 46.9 and 46.9 shares issued, respectively, at stated value of $2.50 per share	117.4	117.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	123.1	122.1
Accumulated other comprehensive loss	(2.6)	(7.9)
Retained earnings	742.8	736.1

Total stockholders’ equity	864.9	851.8

Total liabilities and stockholders’ equity	$2,909.4	2,722.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2011	2010
Earned premiums (ceded to affiliates $205.5 and $201.7, respectively)	$350.2	302.3
Net investment income (affiliate $1.2 and $1.2, respectively)	21.0	20.5
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.1)	(0.8)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	8.3	4.0

Total net realized gain on investments	8.2	3.2
Other income from affiliates	0.8	0.4

Total revenues	380.2	326.4

Losses and loss expenses (ceded to affiliates $143.4 and $134.1, respectively)	242.6	200.0
Acquisition and operating expenses	118.1	101.2
Interest expense (affiliates $0.2 and $0.2, respectively)	1.8	1.8
Other expenses	2.3	2.8

Total expenses	364.8	305.8

Income before federal income taxes	15.4	20.6

Federal income tax expense	2.7	7.7

Net income	$12.7	12.9

Earnings per common share:
Basic	$0.32	0.32

Diluted	$0.32	0.32

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2011	2010
Cash flows from operating activities:
Net income	$12.7	12.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2.1	2.2
Share-based compensation	0.8	0.6
Net realized gain on investments	(8.2)	(3.2)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	1.3	(0.9)
Accrued investment income and other assets	(2.4)	(0.1)
Postretirement and pension benefits	5.7	3.9
Other liabilities and due to/from affiliates, net	(16.8)	(16.7)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	0.6	0.8
Losses and loss expenses payable	13.7	5.4
Unearned premiums	(6.9)	1.6
Excess tax benefits on share based awards	—	0.1
Federal income taxes	2.7	5.1

Cash provided from pooling change, January 1, 2011 and 2010 see note 4	69.1	3.7

Net cash provided by operating activities	74.4	15.4

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(188.2)	(87.9)
Purchases of equity securities – available-for-sale	(56.2)	(47.0)
Purchases of other invested assets	(0.5)	(8.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	89.7	66.4
Sales of fixed maturities – available-for-sale	21.4	36.8
Sales of equity securities – available-for-sale	45.6	19.5
Sales of other invested assets	0.3	0.3
Sale of subsidiary, net of expenses	13.2	—

Net cash used in investing activities	(74.7)	(20.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	0.4	0.5
Payment of dividends	(6.0)	(5.9)

Net cash used in financing activities	(5.6)	(5.4)

Net decrease in cash and cash equivalents	(5.9)	(10.2)

Cash and cash equivalents at beginning of period	88.3	90.3

Cash and cash equivalents at end of period	$82.4	80.1

Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$0.2	0.2

Federal income taxes paid	$—	2.5

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2010 Form 10-K.

Adoption of Accounting Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the disclosures related to fair value measurements. The guidance requires the information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements to be presented separately on a gross basis, rather than as one net number. The Company adopted this guidance effective January 1, 2011. The disclosures required by this guidance are provided in the accompanying Note 3.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2011 and December 31, 2010:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At March 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$513.7	14.4	(3.0)	525.1
Obligations of states and political subdivisions	911.2	21.7	(5.7)	927.2
Corporate securities	197.3	5.6	(0.3)	202.6
U.S. government agencies residential mortgage-backed securities	409.2	7.3	(4.7)	411.8

Total fixed maturities	2,031.4	49.0	(13.7)	2,066.7
Equity securities:
Large-cap securities	183.9	50.2	(1.5)	232.6
Small-cap securities	35.1	14.5	—	49.6

Total equity securities	219.0	64.7	(1.5)	282.2
Other invested assets	64.6	18.0	—	82.6

Total available-for-sale securities	$2,315.0	131.7	(15.2)	2,431.5

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	12.9	(2.3)	461.1
Obligations of states and political subdivisions	916.6	23.6	(6.6)	933.6
Corporate securities	136.3	6.2	(0.1)	142.4
U.S. government agencies residential mortgage-backed securities	358.9	8.4	(3.7)	363.6

Total fixed maturities	1,862.3	51.1	(12.7)	1,900.7
Equity securities:
Large-cap securities	167.1	45.5	(1.5)	211.1
Small-cap securities	33.1	12.0	—	45.1

Total equity securities	200.2	57.5	(1.5)	256.2
Other invested assets	64.4	15.3	—	79.7

Total available-for-sale securities	$2,126.9	123.9	(14.2)	2,236.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At March 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$172.7	$(3.0)	47	$—	$—	—	$172.7	$(3.0)	47
Obligations of states and political subdivisions	246.5	(5.7)	95	—	—	—	246.5	(5.7)	95
Corporate securities	30.9	(0.3)	14	—	—	—	30.9	(0.3)	14
U.S. government agencies residential mortgage-backed securities	163.1	(4.2)	44	17.1	(0.5)	9	180.2	(4.7)	53

Total fixed maturities	613.2	(13.2)	200	17.1	(0.5)	9	630.3	(13.7)	209
Large-cap equity securities	21.0	(1.0)	7	3.6	(0.5)	2	24.6	(1.5)	9

Total temporarily impaired securities	$634.2	$(14.2)	207	$20.7	$(1.0)	11	$654.9	$(15.2)	218

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.0	$(2.3)	25	$—	$—	—	$102.0	$(2.3)	25
Obligations of states and political subdivisions	239.0	(6.6)	92	—	—	—	239.0	(6.6)	92
Corporate securities	12.6	(0.1)	5	—	—	—	12.6	(0.1)	5
U.S. government agencies residential mortgage-backed securities	116.6	(3.0)	26	20.3	(0.7)	9	136.9	(3.7)	35

Total fixed maturities	470.2	(12.0)	148	20.3	(0.7)	9	490.5	(12.7)	157
Large-cap equity securities	14.8	(1.4)	6	2.2	(0.1)	1	17.0	(1.5)	7

Total temporarily impaired securities	$485.0	$(13.4)	154	$22.5	$(0.8)	10	$507.5	$(14.2)	164

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Equity securities:
Large-cap securities	$—	0.3
Small-cap securities	0.1	0.5

Total other-than-temporary impairments	$0.1	0.8

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three months ended March 31, 2011 and 2010. The Company reviewed its investments at March 31, 2011, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses.

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$51.5	51.5
Due after 1 year through 5 years	371.1	382.9
Due after 5 years through 10 years	562.9	579.8
Due after 10 years	636.7	640.7
U.S. government agencies residential mortgage-backed securities	409.2	411.8

Total	$2,031.4	2,066.7

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $67.9 million and $72.2 million were on deposit with insurance regulators as required by law at March 31, 2011 and December 31, 2010, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Fixed maturities	$18.9	18.5
Equity securities	1.3	1.1
Cash and cash equivalents, and other	1.4	1.5

Investment income	21.6	21.1
Investment expenses	0.6	0.6

Net investment income	$21.0	20.5

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

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Realized gains:
Fixed maturities	$0.9	0.9
Equity securities	8.8	3.9

Total realized gains	9.7	4.8
Realized losses:
Equity securities:
Sales	(1.4)	(0.8)
OTTI	(0.1)	(0.8)

Total realized losses	(1.5)	(1.6)

Net realized gain on investments	$8.2	3.2

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(3.1)	1.7
Equity securities	7.2	5.5
Other invested assets	2.7	1.1
Deferred federal income tax liability thereon	(2.3)	(2.9)

Change in net unrealized holding gains (losses), net of tax	$4.5	5.4

There was a deferred federal income tax liability on the net unrealized holding gains at March 31, 2011 and December 31, 2010, of $40.7 million and $38.4 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2011 and December 31, 2010, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2011 and 2010.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $77.9 million and $75.3 million at March 31, 2011 and December 31, 2010, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds based on an observable market price for an identical asset in an active market reflect their fair values and consequently these securities have been disclosed in Level 1.

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2011 and December 31, 2010:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$525.1	—	525.1	—
Obligations of states and political subdivisions	927.2	—	927.2	—
Corporate securities	202.6	—	199.8	2.8
U.S. government agencies residential mortgage-backed securities	411.8	—	411.8	—

Total fixed maturities	2,066.7	—	2,063.9	2.8
Equity securities:
Large-cap securities	232.6	232.6	—	—
Small-cap securities	49.6	49.6	—	—

Total equity securities	282.2	282.2	—	—
Other invested assets	82.6	4.7	77.9	—

Total available-for-sale investments	$2,431.5	286.9	2,141.8	2.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.1	—	461.1	—
Obligations of states and political subdivisions	933.6	—	933.6	—
Corporate securities	142.4	—	139.7	2.7
U.S. government agencies residential mortgage-backed securities	363.6	—	363.6	—

Total fixed maturities	1,900.7	—	1,898.0	2.7
Equity securities:
Large-cap securities	211.1	211.1	—	—
Small-cap securities	45.1	45.1	—	—

Total equity securities	256.2	256.2	—	—
Other invested assets	79.7	4.4	75.3	—

Total available-for-sale investments	$2,236.6	260.6	1,973.3	2.7

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2011 and the year ended December 31, 2010, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.2
Sales	(0.1)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2011	$2.8

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases, sales, issuances, and settlements	0.4
Transfers in and/or out of Level 3	—

Balance at December 31, 2010	$2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the carrying value and fair value of financial instruments at March 31, 2011:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$2,066.7	$2,066.7	See above
Equity securities, available-for-sale, at fair value	282.2	282.2	See above
Other invested assets, available-for-sale, at fair value	82.6	82.6	See above
Notes receivable from affiliate	70.0	71.6	See Note 5
Liabilities:
Notes payable	116.7	121.8	See Note 6

4. Reinsurance

The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company, Farmers Casualty Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, State Auto Florida Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company, Beacon National Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”), (collectively referred to as the “Mutual Pooled Companies”). RIC, Plaza, American Compensation and Bloomington Compensation are referred to as the “Rockhill Insurers.”

In conjunction with the January 1, 2010 Pooling Arrangement amendment, which added to the pool State Auto National Insurance Company (“SA National”) and voluntary assumed reinsurance from third parties unaffiliated with the pool participants that was assumed on or after January 1, 2009, the STFC Pooled Companies received $3.7 million in cash from the Mutual Pooled Companies for net insurance assets transferred on January 1, 2010. State Auto Financial sold SA National to a third party on December 31, 2010. SA National’s participation in the Pooling Arrangement was terminated on its sale.

In conjunction with the January 1, 2011 Pooling Arrangement amendment, which added the Rockhill Insurers to the pool, the STFC Pooled Companies received $149.8 million ($69.1 million in cash and $80.7 million in investment securities) from the Rockhill Insurers for net insurance liabilities transferred on January 1, 2011. The following table sets forth the impact on the Company’s balance sheet at January 1, 2011, relating to this Pooling Arrangement amendment:

($ millions)
Losses and loss expenses payable	$124.5
Unearned premiums	34.1
Other liabilities	(0.5)
Less:
Deferred acquisition costs	8.3

Net cash and investment securities received	$149.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Premiums earned:
Assumed from external insurers and reinsurers	$8.5	1.1
Assumed under Pooling Arrangement	350.2	302.6
Ceded to external insurers and reinsurers	(6.1)	(6.5)
Ceded under Pooling Arrangement	(205.5)	(201.7)

Net assumed premiums earned	$147.1	95.5

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$5.7	0.3
Assumed under Pooling Arrangement	241.6	198.3
Ceded to external insurers and reinsurers	(5.3)	0.3
Ceded under Pooling Arrangement	(143.4)	(134.1)

Net assumed losses and loss expenses incurred	$98.6	64.8

5. Transactions with Affiliates

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Under these agreements, State Auto Financial earned interest of $1.2 million for the three months ended March 31, 2011 and 2010. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. The following table sets forth the notes receivable at March 31, 2011 and December 31, 2010:

($ millions, except interest rates)	March 31, 2011			December 31, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$71.6	7.00%	$70.0	$71.1	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Notes Payable

The fair value of the Senior Notes is based on the quoted market price at March 31, 2011 and December 31, 2010, respectively. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly. The following table sets forth the notes payable at March 31, 2011 and December 31, 2010:

($ millions, except interest rates)	March 31, 2011			December 31, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.2	$106.3	6.25%	$101.3	$106.4	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.50	15.5	15.5	4.50

Total notes payable	$116.7	$121.8		$116.8	$121.9

7. Income Taxes

For the three months ended March 31, 2011 and 2010, the effective tax rate was 17.6% and 37.3%, respectively. The effective tax rate differs from the statutory rate of 35% principally because of tax exempt investment income. Included in the 2010 effective tax rate is consideration of a one-time tax charge of $4.5 million related to the enactment of the Patient Protection and Affordable Care Act. This legislation eliminated the tax benefit associated with Medicare Part D subsidies the Company receives for providing qualifying prescription drug coverage to retirees.

8. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans for the three months ended March 31, 2011 and 2010:

($ millions)	Pension		Postretirement
	Three months ended March 31
	2011	2010	2011	2010
Service cost	$2.6	2.6	$1.6	1.1
Interest cost	3.8	3.7	1.6	1.4
Expected return on plan assets	(4.5)	(4.4)	(0.1)	(0.1)
Curtailment gain	—	—	—	(0.5)
Amortization of:
Prior service costs (benefits)	0.1	0.1	(0.4)	(0.4)
Transition assets	(0.1)	(0.2)	—	—
Net loss	1.7	1.4	—	—

Net periodic cost	$3.6	3.2	$2.7	1.5

The Company expects to contribute up to $15.0 million to the pension plan during 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Earnings per Common Share

The following table sets forth the compilation of basic and diluted net earnings per common share for the three months ended March 31, 2011 and 2010:

($ millions, except per share amounts)	Three months ended March 31
	2011	2010
Numerator:
Net income for basic earnings per common share	$12.7	12.9

Denominator:
Weighted average shares for basic net earnings per common share	40.1	39.8
Effect of dilutive share-based awards	0.1	0.2

Adjusted weighted average shares for diluted net earnings per common share	40.2	40.0

Basic net earnings per common share	$0.32	0.32
Diluted net earnings per common share	$0.32	0.32

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2011 and 2010:

(number of options in millions)	Three months ended March 31
	2011	2010
Number of options	2.9	2.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Comprehensive Income

The following table sets forth the components of comprehensive income, net of related tax, for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Net income	$12.7	12.9
Other comprehensive income:
Change in unrealized holding gains, net of tax	4.5	5.4
Change in unrecognized benefit plan obligations, net of tax	0.8	0.3

Total other comprehensive income	5.3	5.7

Comprehensive income	$18.0	18.6

11. Segment Information

Effective January 1, 2011, the Company had four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.

Due to internal changes which occurred in 2010, that included realigning the internal organization to be more strategic in the personal, business and specialty insurance markets, along with changes to the Pooling Arrangement as of January, 1, 2011 (see Note 4), the Company changed its reportable insurance segments from personal and business insurance to the new segments described above. No changes were made to the investment operations segment. Prior reporting periods have been restated to conform to the new insurance segment presentation.

The Company evaluates the performance of its insurance segments using industry financial measurements based on Statutory Accounting Practices (“SAP”), which include loss and loss adjustment expense ratios, underwriting expense ratios, combined ratios, statutory underwriting gain (loss), net premiums earned and net written premiums. One of the most significant differences between SAP and GAAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred and amortized over the same period the premium is earned. The investment operations segment is evaluated based on investment returns of assets managed by Stateco.

Asset information by segment is not reported for the insurance segments because the Company does not produce such information internally.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Revenues from external sources:
Insurance segments
Personal insurance	$203.6	193.9
Business insurance	94.8	96.8
Specialty insurance	51.8	11.9

Total insurance segments	350.2	302.6
Investment operations segment
Net investment income	21.0	20.5
Net realized capital gains	8.2	3.2

Total investment operations segment	29.2	23.7
All other	0.8	0.4

Total revenues from external sources	380.2	326.7
Intersegment revenues:	(2.6)	(2.4)

Total revenues	377.6	324.3
Reconciling items:
GAAP premium adjustments	—	(0.3)
Eliminate intersegment revenues	2.6	2.4

Total consolidated revenues	$380.2	326.4

Segment income (loss) before federal income tax:
Insurance segments
Personal insurance SAP underwriting gain	$12.5	5.7
Business insurance SAP underwriting (loss) gain	(11.9)	1.0
Specialty insurance SAP underwriting loss	(15.3)	(3.0)

Total insurance segments	(14.7)	3.7
Investment operations segment
Net investment income	21.0	20.5
Net realized capital gains	8.2	3.2

Total investment operations segment	29.2	23.7
All other	0.1	—

Total segment income before tax expense	14.6	27.4
Reconciling items:
GAAP expense adjustments	3.1	(4.8)
Interest expense on corporate debt	(1.8)	(1.8)
Corporate expenses	(0.5)	(0.2)

Total reconciling items	0.8	(6.8)

Total consolidated income before federal income tax expense	$15.4	20.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth revenues from external sources for reportable segments for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31
	2011	2010
Earned premiums:
Personal insurance:
Personal auto	$127.1	123.9
Homeowners	67.9	61.9
Other personal	8.6	8.1

Total personal insurance earned premiums	203.6	193.9
Business insurance:
Commercial auto	23.4	25.0
Commercial multi-peril	25.1	23.4
Fire & allied lines	24.2	24.8
Other & product liability	16.6	17.8
Other business	5.5	5.8

Total business insurance earned premiums	94.8	96.8
Specialty insurance	51.8	11.9

Total SAP earned premiums	350.2	302.6
GAAP premium adjustment	—	(0.3)

Total GAAP earned premiums	350.2	302.3
Investment operations:
Net investment income	21.0	20.5
Net realized capital gain	8.2	3.2

Total investment operations	29.2	23.7

Total revenues from reportable segments	$379.4	326.0

Investable assets attributable to our investment operations segment totaled $2,584.4 million and $2,395.4 million at March 31, 2011 and December 31, 2010, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

12. Contingencies and Litigation

The following describes significant pending legal proceedings, other than ordinary routine litigation incidental to our business, to which State Auto Financial or any of its subsidiaries is a party or to which any of our property is subject:

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs allege that the defendants have engaged, and continue to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court and restitution and/or disgorgement of profits derived from plaintiffs and the alleged class. The Company filed a motion to dismiss on March 1, 2011, and it remains pending. Plaintiffs filed an amended complaint on April 13, 2011, adding an additional plaintiff but not materially revising the claims raised in the original action. The Company believes its practices with respect to pricing, quoting and selling its insurance policies are in compliance with all applicable laws, and denies any and all liability to plaintiffs or the alleged class, and intends to vigorously defend this lawsuit.

Based on the Company’s current understanding and assessment of this case, it does not expect this matter to have a material adverse effect on its results of operations.

Other – The Company is involved in a number of lawsuits, and may become involved in other potential litigation, arising in the ordinary course of its business. Generally, the Company’s involvement in a lawsuit involves defending third-party claims brought against its insureds in its role as liability insurer or against the Company as a principal of surety bonds, as well as defending policy coverage claims brought against the Company or the Company’s business practice. The Company considers all lawsuits relating to insurance claims in establishing the Company’s loss and loss adjustment expense reserves.

In accordance with the Contingencies Topic of the FASB ASC, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for litigation-related liabilities are reasonable. Given the inherent uncertainty surrounding the ultimate resolution of these legal proceedings, an adverse outcome could have a material impact to the Company’s results of operations in a future period, though in the opinion of the Company’s management, none would likely have a material adverse effect on its consolidated financial or cash flow position.

Additionally, the Company may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in its insurance policies. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its financial or its cash flow position.

13. Subsequent events

On May 2, 2011, the Company issued a press release announcing second quarter 2011 storm activity from five separate catastrophes that triggered widespread damage from tornadoes and wind and hail in 20 of its operating states. Claims from these storms are expected to exceed the Company’s recent historic five –year catastrophe experience average which for the second quarter is 18 percentage points or $50 million of losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected terms including insurance terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2011 and December 31, 2010, and for the consolidated statements of income for the three-month periods ended March 31, 2011 and 2010. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Form 10-K, and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2010 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2010 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Prior to January 1, 2011, we operated in three reportable segments – personal insurance, business insurance and investment operations. In 2010, management focused on assessing and positioning a realignment of our internal organization, including people, processes and compensation reward programs, to be more strategic in the personal, business and specialty insurance markets. Considering these internal changes and the 2011 pooling change (defined below), beginning with the first quarter 2011, our reportable segments became personal insurance, business insurance and specialty insurance (collectively the “insurance segments”), along with investment operations, which aligned how these insurance segments report to our principal operating decision makers. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2010 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2011 is set forth in Note 11 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q. Prior period segment information has been restated to conform to current period presentation.

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

As of January 1, 2011, the Pooling Arrangement was amended (the “2011 pooling change”) to add the Rockhill Insurers to the pool each with a participation percentage of 0.0%. In conjunction with the 2011 pooling change, the STFC Pooled Companies received $149.8 million ($69.1 million in cash and $80.7 million in investment securities) from the Rockhill Insurers, for net insurance liabilities transferred on January 1, 2011. The following table sets forth the impact on our balance sheet at January 1, 2011, relating to the 2011 pooling change:

($ millions)
Losses and loss expenses payable	$124.5
Unearned premiums	34.1
Other liabilities	(0.5)
Less:
Deferred policy acquisition costs	8.3

Net cash and investment securities received	$149.8

State Auto Financial sold its nonstandard automobile insurance subsidiary, SA National, to a third party on December 31, 2010. Concurrently with this sale, SA National’s participation in the Pooling Arrangement was terminated, and we entered into a loss portfolio transfer and a 100% quota share reinsurance agreements on December 31, 2010 to assume liability for the pre- and post-closing book of business of SA National, including providing policy and claims service to SA National policyholders, until policies are renewed with the third party purchaser on such purchaser’s systems during a transition period of up to six months following effective date of sale. This business assumed by us is subject to the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2010 – December 31, 2010	January 1, 2011 – March 31, 2011
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0
SA National	0.0	N/A

Total STFC Pooled Companies	80.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1
RIC	N/A	0.0
Plaza	N/A	0.0
American Compensation	N/A	0.0
Bloomington Compensation	N/A	0.0

Total State Auto Mutual Pooled Companies	20.0	20.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

Our net income was $12.7 million and $12.9 million for the three months ended March 31, 2011 and 2010, respectively. Pretax income was $15.4 million and $20.6 million for the first quarter 2011 and 2010, respectively. First quarter 2011 results were impacted by an increase in the level of our weather-related catastrophe losses and an increase in the level of our non-catastrophe losses due to an increase in the number of large losses in our business insurance segment. Our investment results included an increase in net realized gains on investments in the first quarter 2011 when compared to the same 2010 period.

The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2011 and 2010:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2011	2010
Total revenues	$380.2	326.4
Net income	$12.7	12.9
Stockholders’ equity	$864.9	863.5
Return on average equity	2.8%	4.6
Book value per share	$21.54	21.65
Debt to capital ratio	11.9	11.9
Loss and LAE ratio	69.3%	66.2
Expense ratio	33.7%	33.5
Combined ratio	103.0%	99.7
Catastrophe loss and LAE points	4.6	3.3
Premium written growth(1)	24.7%	5.4
Premium earned growth	15.8%	5.7
Investment yield	3.5%	3.7

	Three months ended March 31
SAP Basis:	2011	2010
Loss and LAE ratio	69.3%	65.5
Expense ratio	32.4%	33.3
Combined ratio	101.7%	98.8

	Twelve months ended March 31
	2011	2010
Net premiums written to surplus	1.7	1.6

(1)

Includes an increase of 11.8 points for 2011 related to the one-time $34.1 million transfer of unearned premium by the Rockhill Insurers on January 1, 2011, in conjunction with the 2011 pooling change, and a decrease of 0.5 points for 2010 related to the one-time $1.4 million transfer of unearned premium to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Insurance Segments

The insurance segments market a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages requiring specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments and reward our employees.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2010 Form 10-K.

The accounting for retroactive reinsurance contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract. For GAAP reporting, retroactive reinsurance balances are included in losses and loss expenses in the condensed consolidated statements of income and the GAAP loss ratio. Statutory accounting practices require retroactive reinsurance balances to be recorded in other expenses rather than in losses and loss expenses, and included in the SAP expense ratio.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three months ended March 31, 2011 and 2010:

($ millions)	Three months ended March 31, 2011
	Personal	% Ratio	Business	% Ratio	Specialty	%(1) Ratio	Total	%(1) Ratio
Written premiums(1)	$189.5		94.5		93.1		377.1
Earned premiums	203.6		94.8		51.8		350.2
Losses and loss expenses	141.6	69.5	66.9	70.6	34.1	65.7	242.6	69.3
Underwriting expenses	49.5	26.1	39.8	42.1	33.0	35.5	122.3	32.4

SAP underwriting gain (loss) and SAP combined ratio	$12.5	95.6	(11.9)	112.7	(15.3)	101.2	(14.7)	101.7

($ millions)	Three months ended March 31, 2010
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(2)	$190.0		95.0		17.5		302.5
Earned premiums	193.9		96.8		11.9		302.6
Losses and loss expenses	132.3	68.2	57.7	59.6	8.3	69.9	198.3	65.5
Underwriting expenses	55.9	29.4	38.1	40.1	6.6	37.9	100.6	33.3

SAP underwriting gain (loss) and SAP combined ratio	$5.7	97.6	1.0	99.7	(3.0)	107.8	3.7	98.8

(1)

Written premium includes a one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers into our specialty insurance segment on January 1, 2011, in conjunction with the 2011 pooling change. Associated with this unearned premium transfer, is a one-time ceding commission of $8.3 million. Combined, these one-time transactions benefitted our specialty statutory expense ratio by 6.3 points and total expense ratio by 0.8 points.

(2)

Includes the one-time transfer of $1.4 million of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes (transfer of $2.1 million of our personal insurance segment and receipt of $0.7 million of the Mutual Pooled Companies’ specialty insurance segment).

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

The following table sets forth the reconciliation of the one-time impact on net written premiums for the three months ended March 31, 2011, of the unearned premiums transferred by the Rockhill Insurers on January 1, 2011, in conjunction with the 2011 pooling change:

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Personal auto	$122.6	—	122.6
Homeowners	58.2	—	58.2
Other personal	8.7	—	8.7

Total personal	189.5	—	189.5

Business insurance segment:
Commercial auto	23.3	—	23.3
Commercial multi-peril	26.4	—	26.4
Fire & allied lines	23.4	—	23.4
Other & product liability	16.2	—	16.2
Other commercial	5.2	—	5.2

Total business	94.5	—	94.5

Specialty insurance segment:
RED	23.6	—	23.6
Rockhill	39.3	24.3	15.0
Workers’ Compensation	30.2	9.8	20.4

Total specialty	93.1	34.1	59.0

Total net written premiums	$377.1	34.1	343.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the reconciliation of the one-time impact on net written premiums for the three months ended March 31, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes:

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Personal auto	$126.3	(2.1)	128.4
Homeowners	55.6	—	55.6
Other personal	8.1	—	8.1

Total personal	190.0	(2.1)	192.1

Business insurance segment:
Commercial auto	24.5	—	24.5
Commercial multi-peril	23.8	—	23.8
Fire & allied lines	24.0	—	24.0
Other & product liability	17.2	—	17.2
Other commercial	5.5	—	5.5

Total business	95.0	—	95.0

Specialty insurance segment:
RED	6.4	0.7	5.7
Rockhill	0.9	—	0.9
Workers’ Compensation	10.2	—	10.2

Total specialty	17.5	0.7	16.8

Total net written premiums	$302.5	(1.4)	303.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Our personal insurance segment represented 55.2% and 63.2% of our total consolidated net written premiums for the three months ended March 31, 2011 and 2010, respectively. This decline was primarily due to the addition of the Rockhill Insurers to the Pooling Arrangement in 2011 and growth in our business written through our RED unit.

We believe introducing new products, leveraging predictive modeling capabilities and making it easier for our agents and policyholders to do business with us through enhanced systems and easier to use technologies will enable us to strategically grow our personal lines business in desired geographic locations.

CustomFit SM, our standard auto product, provides additional quoting opportunities by allowing our agents to tailor policies to fit the insured’s needs. Further expanding our product portfolio, our CustomFit Homeowners product employs predictive modeling and by-peril rating, allowing us to target business with expected long-term profit potential. Compared to the traditional method of using fire as the main basis for rating, by-peril rating uses multiple perils (such as wind, hail and water) in the rating process designed to provide a more accurate and adequate rate. As of first quarter 2011, our CustomFit Homeowners product has been deployed in 11 states, with plans of deployment in five additional states during 2011 and future deployment for all of our states. We have placed a priority of deploying CustomFit Homeowners into our largest states which have historically experienced adverse catastrophe experience. States in which CustomFit Homeowners will be offered in 2011 represent 75% of our Homeowners premium and account for 82% of our five year wind/hail losses.

Our emphasis in personal insurance continues to be homeowners profitability. In addition to rate increases and the introduction of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies, which may include the review of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and the application of other loss mitigation tools for use by that agency, all with the purpose of improving operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss consistent with our loss settlement practices. In addition, we have implemented mandatory wind and hail deductibles in 14 states, with plans to add the deductibles to another four states during 2011. We continue to deploy strategies to provide greater spread of risk for our homeowners line, and we have begun to experience improvement in our non-catastrophe loss results. See “Loss and LAE” section for SAP loss and LAE ratios by major lines of business.

Over the years, we have focused on improved technology interfaces with our agents and policyholders. We have enhanced our agents’ personal lines sale portal netXpress SM by increasing the number of integration points to our rating engine, thus eliminating duplicate entry for agents. We have also made changes to streamline the quoting and policy issuance steps in this portal. These actions have resulted in more efficiency for our agents and increased levels of quote activity by our agents. For our policyholders, we have increased the number of electronic bill pay options, including 24 x 7 online capabilities, along with web based claim reporting technology.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth a summary of written premium, net of reinsurance, by major product line of business for our personal insurance segment for the three months ended March 31, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above).

($ millions)	Net written premiums
	2011	2010	% Change
Personal insurance segment:
Personal auto	$122.6	$128.4	(4.5)
Homeowners	58.2	55.6	4.7
Other personal	8.7	8.1	7.4

Total personal	$189.5	$192.1	(1.4)

Personal auto net written premiums for the three months ended March 31, 2011 declined 4.5% compared to the same 2010 period. The loss of premium associated with the sale of our nonstandard automobile insurance subsidiary, SA National, in 2010 accounted for a significant portion of this decline. While we are experiencing a slowdown in growth in our standard auto business, we continue to see strong premium growth in our newer states of Texas, Colorado and Connecticut. While standard auto quote activity continues to be strong, we are experiencing a slowdown in new business and a lower issue-to-quote ratio which we attribute to the impact of our rate increases. We also have a high percentage of auto policies in which we write the companion home policy. Consequently, the aggressive actions we have been implementing to address profit levels in homeowners can impact the entire account and cause some loss of automobile policies and produce a slowdown of new business.

Homeowners net written premiums for the three months ended March 31, 2011 increased 4.7% compared to the same 2010 period. The majority of the growth was attributable to rate increases. We continue to aggressively address our rate needs and seek higher rates in this line of business. We are aggressively targeting certain states for growth we believe have lower catastrophe exposure.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment Revenue

Our business insurance accounts are primarily small-to-medium sized exposures where we offer a broad range of both property and liability coverages.

The following table sets forth a summary of written premiums, net of reinsurance, by major product line of business for our business insurance segment for the three months ended March 31, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	Net written premiums
	2011	2010	% Change
Business insurance segment:
Commercial auto	$23.3	$24.5	(4.9)
Commercial multi-peril	26.4	23.8	10.9
Fire & allied lines	23.4	24.0	(2.5)
Other & product liability	16.2	17.2	(5.8)
Other commercial	5.2	5.5	(5.5)

Total business	$94.5	$95.0	(0.5)

Net written premiums for the business insurance segment for the three months ended March 31, 2011 decreased 0.5% compared to the same 2010 period. Business insurance continues to be impacted by rate competition, general economic conditions, and depressed premium bases, such as payrolls, sales and number of vehicles, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure decreased slightly in 2010 and that trend continued in the first quarter 2011. New business declined in 2010; however, in the first quarter 2011, we experienced an increase in premiums related to new business. Despite new business growth, we believe it will be difficult to generate measurable premium growth in our current book of business given the continued impact of the economy on premium bases. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

We continue to invest in products, processes and systems that we believe will increase our business insurance writings. We have implemented a pricing process that we believe will help us price property, liability and auto risks at appropriate levels. In addition, we have broadened our property, liability and auto pricing ranges to improve our ability to recognize the spectrum of risks within our markets.

We continue to enhance our insurance policy administration system to make it easier for our agents to quote and submit business insurance policies to us. In 2010, we expanded our electronic funds transfer billing capability making it available to business insurance policyholders. BizXpressSM, our web-based quote system, currently gives agents the ability to quote most commercial risks online. We plan to continue to provide additional functionality on that platform. In 2011, we plan to introduce policy download capabilities for most business insurance lines allowing agents to import policy information directly into their agency management systems to better serve their clients. Commercial auto is currently available for our agents to download.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We have also expanded the eligibility of our businessowners product to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering them in our businessowners program leverages our bizXpress technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. In 2010, we completed the implementation of our enhanced businessowners product, BOP Choice, which has been introduced into 28 states. The majority of our new business premium has come from this new product, which is included in our commercial multi-peril line.

Specialty Insurance Segment Revenue

In our specialty insurance segment, we offer commercial coverages requiring specialized product design, underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. See “Specialty Insurance” in Item 1 of the 2010 Form 10-K.

The following table sets forth a summary of written premiums, net of reinsurance, by unit for our specialty insurance segment for the three months ended March 31, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	Net written premiums
	2011	2010	% Change
Specialty insurance segment:
RED	$23.6	$5.7	314.0
Rockhill	15.0	0.9	1,566.7
Workers’ Compensation	20.4	10.2	100.0

Total specialty	$59.0	$16.8	251.2

Net written premiums for the specialty insurance segment for the three months ended March 31, 2011 increased $42.2 million compared to the same 2010 period. The increase in net written premiums for the specialty insurance segment was principally driven by the addition of the Rockhill Insurers’ business to the pooling arrangement and increased business written through our RED unit.

Net written premiums for our RED unit for the three months ended March 31, 2011 increased by $17.9 million compared to the same 2010 period. This business was new to us in 2010, as the underwriting management agreement with RED went into effect during the fourth quarter 2009. Throughout 2010, the net written premium written through our RED unit increased and, totaled $83.2 million.

Net written premiums for our Rockhill and Workers’ Compensation units for the three months ended March 31, 2011 increased $14.1 million and $10.2 million, respectively, compared to the same 2010 period. The growth in these units is primarily due to the addition of the Rockhill Insurers into the Pooling Arrangement in 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth, on a pro forma basis, Specialty Insurance segment net written premiums for the three months ended March 31, 2011 and 2010, as if the Rockhill Insurers business had been included in our net written premium results for the three months ended March 31, 2010.

($ millions)	Net written premiums
	2011	Pro Forma 2010	% Change
Specialty insurance segment:
RED	$23.6	$5.7	314.0
Rockhill	15.0	16.0	(6.3)
Workers’ Compensation	20.4	18.2	12.1

Total specialty	$59.0	$39.9	47.9

On a pro forma basis, net written premiums for the specialty insurance segment for the three months ended March 31, 2011 increased $19.1 million compared to the same 2010 period.

On a pro forma basis, net written premiums for our Rockhill unit for the three months ended March 31, 2011 declined $1.0 million compared to the same 2010 period. The Rockhill unit was impacted by soft market conditions, specifically on its property lines. Liability lines remained flat in the first quarter 2011 when compared to the same 2010 period.

On a pro forma basis, net written premiums for our Workers’ Compensation unit for the three months ended March 31, 2011 increased by $2.2 million when compared to the same 2010 period. The growth was driven by increased renewal retention and rate increases, which we believe is an indication that pricing levels within this line of business are improving.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and LAE

The following tables set forth our insurance segments’ SAP loss and LAE ratios by major lines of business with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2011 and 2010:

	($ millions)				%
Three months ended March 31, 2011 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$127.1	0.2	86.7	86.9	0.2	68.2	68.4
Homeowners	67.9	13.3	38.6	51.9	19.5	56.9	76.4
Other personal	8.6	—	2.8	2.8	(0.1)	33.4	33.3

Total personal	203.6	13.5	128.1	141.6	6.6	62.9	69.5
Business insurance segment:
Commercial auto	23.4	—	17.3	17.3	(0.1)	74.2	74.1
Commercial multi-peril	25.1	1.6	14.2	15.8	6.4	56.6	63.0
Fire & allied lines	24.2	0.4	16.3	16.7	1.8	67.5	69.3
Other & product liability	16.6	—	15.0	15.0	—	90.6	90.6
Other commercial	5.5	0.5	1.6	2.1	8.2	28.3	36.5

Total business	94.8	2.5	64.4	66.9	2.6	68.0	70.6
Specialty insurance segment	51.8	—	34.1	34.1	—	65.7	65.7

Total SAP	$350.2	$16.0	$226.6	$242.6	4.6	64.7	69.3

	($ millions)				%
Three months ended March 31, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$123.9	$0.5	$78.9	$79.4	0.4	63.7	64.1
Homeowners	61.9	5.1	44.5	49.6	8.3	71.7	80.0
Other personal	8.1	0.1	3.2	3.3	0.9	40.8	41.7

Total personal	193.9	5.7	126.6	132.3	3.0	65.2	68.2
Business insurance segment:
Commercial auto	25.0	0.2	11.2	11.4	0.6	45.2	45.8
Commercial multi-peril	23.4	0.9	13.0	13.9	3.8	55.5	59.3
Fire & allied lines	24.8	3.3	16.1	19.4	13.4	64.8	78.2
Other & product liability	17.8	—	11.8	11.8	—	66.3	66.3
Other commercial	5.8	—	1.2	1.2	0.1	19.7	19.8

Total business	96.8	4.4	53.3	57.7	4.5	55.1	59.6
Specialty insurance segment	11.9	—	8.3	8.3	—	69.9	69.9

Total SAP	$302.6	$10.1	$188.2	$198.3	3.3	62.2	65.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Over the past year, we have implemented a number of changes to our liability claim handling process accelerating the reserving and resolution of outstanding liability claims. We believe these actions will better control indemnity payouts and legal expenses; however, in the short term, we believe they are increasing the number, not the severity, of large casualty losses. We define a large loss as any claim either newly or previously reported, which produces an incurred amount greater than $100,000 in the period. We expect the impact of this more active claim file management to level out in the coming quarters.

In the personal insurance segment, the overall non-cat loss ratio for the three months ended March 31, 2011 improved 2.3 points from the same 2010 period, due to a 14.8 point improvement in our homeowners non-cat loss ratio, offset by a 4.5 point increase in our personal auto non-cat loss ratio. The impact of rate increases contributed significantly to the improvement in homeowners, where we continue to file increases in the high single to low double digit range. Our personal auto non-cat loss ratio increased due primarily to the number of large losses, which contributed an additional 3.0 points to our loss ratio for the three months ended March 31, 2011 when compared to the same 2010 period.

In the business insurance segment, the overall non-cat loss ratio for the three months ended March 31, 2011 increased 12.9 points from the same 2010 period. Our commercial auto and other & product liability non-cat loss ratios increase is driven by an increase in the number of large losses, which contributed approximately 22.0 points and 33.0 points, respectively more to these loss ratios than for the same 2010 period. Intense competition in the business insurance segment continues to impact our ability to implement price increases where needed.

In the specialty insurance segment, the overall non-cat loss ratio for the three months ended March 31, 2011 improved 4.2 points from the same 2010 period, which was primarily due to a change in business mix caused by the addition of the Rockhill Insurers into the Pooling Arrangement in 2011.

While we have not seen any impact to date, the earthquake and tsunami in Japan in March 2011 may cause a disruption in the availability of replacement parts for certain makes and models of automobiles, which may result in a temporary increase in loss costs for automobile coverages.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth loss and loss expenses payable by major line of business at March 31, 2011 and December 31, 2010:

($ millions)	March 31, 2011	December 31, 2010	January 1, 2011(1)	$ Change(2)
Personal insurance segment:
Personal auto	$245.1	247.7	247.7	(2.6)
Homeowners	86.4	80.7	80.7	5.7
Other personal	13.1	12.8	12.8	0.3

Total personal	344.6	341.2	341.2	3.4

Business insurance segment:
Commercial auto	99.6	99.2	99.2	0.4
Commercial multi-peril	91.6	92.0	92.0	(0.4)
Fire & allied lines	26.6	31.4	31.4	(4.8)
Other & product liability	186.4	183.1	183.1	3.3
Other business	4.8	5.2	5.2	(0.4)

Total business	409.0	410.9	410.9	(1.9)

Specialty insurance segment	259.7	122.1	246.6	13.1

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,013.3	874.2	998.7	14.6

(1)

The December 31, 2010 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed from the Rockhill Insurers on January 1, 2011 due to the 2011 pooling change.

(2)	Calculated based on March 31, 2011 change from January 1, 2011.

________

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

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Loss and Loss Expenses Payable” in Item 7 of the 2010 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 33.7% and 33.5% for the first quarter of 2011 and 2010, respectively.

Investment Operations Segment

Our investments in fixed maturities, equity securities and certain other invested assets are held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2010 Form 10-K.

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2011 and December 31, 2010:

($ millions)	March 31, 2011	% of Total	December 31, 2010	% of Total
Cash and cash equivalents	$82.4	3.2	$88.3	3.7
Fixed maturities, at fair value:
Fixed maturities	1,837.7	71.1	1,705.2	71.2
Treasury inflation-protected securities	229.0	8.9	195.5	8.2

Total fixed maturities	2,066.7	80.0	1,900.7	79.4
Notes receivable from affiliate(1)	70.0	2.7	70.0	2.9
Equity securities, at fair value:
Large-cap securities	232.6	9.0	211.1	8.8
Small-cap securities	49.6	1.9	45.1	1.9

Total equity securities	282.2	10.9	256.2	10.7
Other invested assets, at fair value:
International instruments	77.9	3.0	75.3	3.1
Other invested assets	4.7	0.2	4.4	0.2

Total other invested assets, at fair value	82.6	3.2	79.7	3.3
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,584.4	100.0	$2,395.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$51.5	51.5
Due after 1 year through 5 years	371.1	382.9
Due after 5 years through 10 years	562.9	579.8
Due after 10 years	636.7	640.7
U.S. government agencies residential mortgage-backed securities	409.2	411.8

Total	$2,031.4	2,066.7

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.96 and 5.01 as of March 31, 2011 and December 31, 2010, respectively.

Investment Operations Revenue

Net investment income for the three months ended March 31, 2011 was $21.0 million compared to $20.5 million for the same 2010 period. Our investment yield declined to 3.5% for the three months ended March 31, 2011 from 3.7% in the same 2010 period.

The following table sets forth the components of net investment income for the three months ended March 31, 2011 and 2010:

($ in millions)	Three months ended March 31
	2011	2010
Gross investment income:
Fixed maturities	$18.9	18.5
Equity securities	1.3	1.1
Other	1.4	1.5

Total gross investment income	21.6	21.1
Less: Investment expenses	0.6	0.6

Net investment income	$21.0	20.5

Average invested assets (at cost)	$2,381.4	2,188.4
Annualized investment yield	3.5%	3.7
Annualized investment yield, after tax	2.8%	3.1
Net investment income, after tax	$16.7	16.8
Effective tax rate	20.5%	18.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the three months ended March 31, 2011 and 2010:

($ millions)	2011		2010
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.9	27.3	0.9	36.8
Equity securities	8.8	35.3	3.9	14.6

Total realized gains	9.7	62.6	4.8	51.4
Realized losses:
Fixed maturities – Sales	—	—	—	—
Equity securities:
Sales	(1.4)	10.4	(0.8)	4.9
OTTI	(0.1)	—	(0.8)	—

Total realized losses	(1.5)	10.4	(1.6)	4.9
Net realized gain on investments	$8.2	73.0	3.2	56.3

During the first quarter 2011, equity sales were executed for various reasons, including achievement of our price target and negative outlook announcements or changes in business conditions, which in our opinion diminished the future business prospects on these securities.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2010 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio for the three months ended March 31, 2011 and 2010.

When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2010 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2011:

($ millions, except # of positions)	Number of positions	Total impairment
Small-cap equity securities	4	$0.1

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at March 31, 2011, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2011:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$513.7	$14.4	79	$(3.0)	47	$525.1
Obligations of states and political subdivisions	911.2	21.7	324	(5.7)	95	927.2
Corporate securities	197.3	5.6	70	(0.3)	14	202.6
U.S. government agencies residential mortgage-backed securities	409.2	7.3	90	(4.7)	53	411.8

Total fixed maturities	2,031.4	49.0	563	(13.7)	209	2,066.7

Equity securities:
Large-cap securities	183.9	50.2	56	(1.5)	9	232.6
Small-cap securities	35.1	14.5	77	—	—	49.6

Total equity securities	219.0	64.7	133	(1.5)	9	282.2
Other invested assets	64.6	18.0	4	—	—	82.6

Total available-for-sale investments	$2,315.0	$131.7	700	$(15.2)	218	$2,431.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at March 31, 2011 and December 31, 2010, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2011:

($ millions)	March 31, 2011	December 31, 2010	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$35.3	38.4	(3.1)
Equity securities	63.2	56.0	7.2
Other invested assets	18.0	15.3	2.7

Unrealized gains	116.5	109.7	6.8

Deferred federal income tax liability	(40.7)	(38.4)	(2.3)

Unrealized gains, net of tax	$75.8	71.3	4.5

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2011 and December 31, 2010.

As of March 31, 2011, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

Other Items

Income Taxes

The effective tax rates for the first quarter 2011 and 2010 were 17.6% and 37.3%, respectively. The effective tax rate differs from the statutory rate of 35% principally because of tax exempt investment income. Included in our 2010 effective tax rate was consideration of a one-time tax charge of $4.5 million related to the enactment of the Patient Protection and Affordable Care Act. This legislation eliminated the tax benefit associated with Medicare Part D subsidies we receive for providing qualifying prescription drug coverage to retirees.

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

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2011 and December 31, 2010, we had $82.4 million and $88.3 million, respectively, in cash and cash equivalents, and $2,431.5 million and $2,236.6 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale are $67.9 million and $72.2 million, respectively, of securities on deposit with insurance regulators as required by law at March 31, 2011 and December 31, 2010. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

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

Net cash provided by operating activities was $74.4 million and $15.4 million for the first quarter 2011 and 2010, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. Included in the first quarter 2011 and 2010 operational cash activity are cash inflows of $69.1 million and $3.7 million, respectively, due to the 2011 and 2010 pooling changes, and cash outflow of $2.5 million in first quarter 2010 related to federal income tax activity.

Net cash used in investing activities was $74.7 million and $20.2 million for the first quarter 2011 and 2010, respectively. In the first quarter 2011, we had a net cash inflow of $13.2 million related to the sale of SA National on December 31, 2010.

Net cash used in financing activities was $5.6 million and $5.4 million for the first quarter 2011 and 2010, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Capital Transactions

On May 6, 2011, State Auto Financial’s board of directors declared a quarterly cash dividend for $0.15 per share compared to $0.15 per share from the same 2010 period. The dividend is payable June 30, 2011 to shareholders of record at the close of business on June 13, 2011. This is the 80th consecutive quarterly cash dividend declared since STFC had its initial public offering in 1991.

Other Events

On May 2, 2011, we issued a press release announcing second quarter 2011 storm activity from five separate catastrophes that triggered widespread damage from tornadoes and wind and hail in 20 of our operating states. Claims from these storms are expected to exceed our recent historic five –year catastrophe experience average which for the second quarter is 18 percentage points or $50 million of losses.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. The Credit Facility is available for general corporate purposes. The Credit Facility provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of March 31, 2011, State Auto Financial had not made any borrowings and was in compliance with all covenants related to the Credit Facility.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2011 and 2010 were 4.50% and 4.45%, respectively.

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

There have been no material changes in our reinsurance arrangements since December 31, 2010. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2010 Form 10-K.

Regulatory Considerations

At March 31, 2011, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the disclosures related to fair value measurements. The guidance requires the information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements to be presented separately on a gross basis, rather than as one net number. We adopted this guidance effective January 1, 2011. The disclosures required by this guidance are provided in Note 3 of the accompanying condensed consolidated financial statements.

Pending Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The guidance is effective on a prospective basis for fiscal years beginning after December 15, 2011, with early adoption permitted. Retrospective application is also permitted, but not required. We are still assessing the impact the provisions of the new guidance will have on our consolidated financial statements.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2010 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2010 Form 10-K.

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

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs allege that the defendants have engaged, and continue to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court and restitution and/or disgorgement of profits derived from plaintiffs and the alleged class. We filed a motion to dismiss on March 1, 2011, and it remains pending. Plaintiffs filed an amended complaint on April 13, 2011, adding an additional plaintiff but not materially revising the claims raised in the original action. We believe our practices with respect to pricing, quoting and selling our insurance policies are in compliance with all applicable laws, and deny any and all liability to plaintiffs or the alleged class, and intend to vigorously defend this lawsuit.

Based on our current understanding and assessment of this case, we do not expect this matter to have a material adverse effect on our results of operations.

Other – We are involved in a number of lawsuits, and may become involved in other potential litigation, arising in the ordinary course of our business. Generally, our involvement in a lawsuit involves defending third-party claims brought against our insureds in our role as liability insurer or against us as a principal of surety bonds, as well as defending policy coverage claims brought against us or our business practice. We consider all lawsuits relating to insurance claims in establishing our loss and loss adjustment expense reserves.

We accrue for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. Based on currently available information known to us, we believe that our reserves for litigation-related liabilities are reasonable. Given the inherent uncertainty surrounding the ultimate resolution of these legal proceedings, an adverse outcome could have a material impact to our results of operations in a future period, though in the opinion of management, none would likely have a material adverse effect on our consolidated financial or cash flow position.

Additionally, we may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in our insurance policies. We believe that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on our financial or cash flow position.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2010 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2011, between State Auto Financial Corporation and Robert P. Restrepo, Jr.

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: May 6, 2011	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)