Form 10-Q
period 2011-06-30
State Auto Financial CORP
filed 2011-08-09
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Yes  ☐    No   ☒

On August 3, 2011, the Registrant had 40,274,009 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2011

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30 2011 (unaudited)	December 31 2010 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,993.6 and $1,862.3, respectively)	$2,056.0	1,900.7
Equity securities, available-for-sale, at fair value (cost $207.5 and $200.2, respectively)	262.7	256.2
Other invested assets, available-for-sale, at fair value (cost $64.6 and $64.4, respectively)	85.5	79.7
Other invested assets	0.5	0.5
Note receivable from affiliate	70.0	70.0

Total investments	2,474.7	2,307.1
Cash and cash equivalents	93.4	88.3
Accrued investment income and other assets	26.3	38.0
Deferred policy acquisition costs	167.9	150.2
Reinsurance recoverable on losses and loss expenses payable (affiliates none)	22.3	18.8
Prepaid reinsurance premiums (affiliates none)	8.1	7.6
Due from affiliate	6.2	6.5
Current federal income taxes	12.9	7.6
Net deferred federal income taxes	1.9	86.3
Property and equipment, at cost	10.5	11.6

Total assets	$2,824.2	2,722.0

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $545.3 and $375.8, respectively)	$1,113.5	893.0
Unearned premiums (affiliates $299.3 and $234.6, respectively)	675.5	613.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.6	116.8
Postretirement and pension benefits	190.9	186.9
Other liabilities	53.0	60.3

Total liabilities	2,149.5	1,870.2
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.0 and 46.9 shares issued, respectively, at stated value of $2.50 per share	117.6	117.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	125.0	122.1
Accumulated other comprehensive income (loss)	12.6	(7.9)
Retained earnings	535.3	736.1

Total stockholders’ equity	674.7	851.8

Total liabilities and stockholders’ equity	$2,824.2	2,722.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2011	2010
Earned premiums (ceded to affiliates $202.4 and $204.6, respectively)	$352.4	309.3
Net investment income (affiliate $1.2 and $1.2, respectively)	25.2	20.8
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.8)	(1.6)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	7.3	1.9

Total net realized gain on investments	6.5	0.3
Other income (affiliates $0.3 and $0.4, respectively)	0.3	0.7

Total revenues	384.4	331.1

Losses and loss expenses (ceded to affiliates $265.5 and $159.5, respectively)	401.6	252.1
Acquisition and operating expenses	116.1	104.3
Interest expense (affiliates $0.2 and $0.2, respectively)	1.7	1.8
Other expenses	2.6	2.9

Total expenses	522.0	361.1

Loss before federal income taxes	(137.6)	(30.0)

Federal income tax expense (benefit)	63.8	(3.8)

Net loss	$(201.4)	(26.2)

Loss per common share:
Basic	$(5.01)	(0.66)

Diluted	$(5.01)	(0.66)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2011	2010
Earned premiums (ceded to affiliates $407.9 and $406.3, respectively)	$702.6	611.6
Net investment income (affiliate $2.4 and $2.4, respectively)	46.2	41.3
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.9)	(2.4)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	15.6	5.9

Total net realized gain on investments	14.7	3.5
Other income (affiliates $1.1 and $0.9, respectively)	1.1	1.1

Total revenues	764.6	657.5

Losses and loss expenses (ceded to affiliates $408.9 and $293.6, respectively)	644.2	452.1
Acquisition and operating expenses	234.2	205.5
Interest expense (affiliates $0.4 and $0.4, respectively)	3.5	3.6
Other expenses	4.9	5.7

Total expenses	886.8	666.9

Loss before federal income taxes	(122.2)	(9.4)

Federal income tax expense	66.5	3.9

Net loss	$(188.7)	(13.3)

Loss per common share:
Basic	$(4.70)	(0.33)

Diluted	$(4.70)	(0.33)

Dividends paid per common share	$0.30	0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2011	2010
Cash flows from operating activities:
Net loss	$(188.7)	(13.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	0.8	3.8
Share-based compensation	1.9	2.0
Net realized gain on investments	(14.7)	(3.5)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(9.3)	(12.0)
Accrued investment income and other assets	(0.6)	1.4
Postretirement and pension benefits	6.8	4.3
Other liabilities and due to/from affiliates, net	(11.5)	(32.7)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(4.0)	3.7
Losses and loss expenses payable	95.9	50.9
Unearned premiums	28.1	44.1
Excess tax benefits on share based awards	—	0.3
Federal income taxes	68.0	(9.8)
Cash provided from pooling change, January 1, 2011 and 2010 (Note 4)	69.1	3.7

Net cash provided by operating activities	41.8	42.9

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(261.9)	(183.8)
Purchases of equity securities – available-for-sale	(75.8)	(65.7)
Purchases of other invested assets	(0.7)	(16.5)
Maturities, calls and pay downs of fixed maturities – available-for-sale	147.4	118.0
Sales of fixed maturities – available-for-sale	70.2	47.5
Sales of equity securities – available-for-sale	80.8	42.5
Sales of other invested assets	0.5	0.5
Sale of subsidiary	13.2	—

Net cash used in investing activities	(26.3)	(57.5)

Cash flows from financing activities:
Proceeds from issuance of common stock	1.7	2.3
Payment of dividends	(12.1)	(12.0)

Net cash used in financing activities	(10.4)	(9.7)

Net increase (decrease) in cash and cash equivalents	5.1	(24.3)

Cash and cash equivalents at beginning of period	88.3	90.3

Cash and cash equivalents at end of period	$93.4	66.0

Supplemental disclosures:
Interest paid (affiliates $0.4 and $0.3, respectively)	$3.5	3.5

Federal income taxes (received) paid	$(1.5)	13.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Comprehensive Income

In June 2011, the FASB issued updated guidance to improve the presentation of comprehensive income. In this guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of how an entity chooses to present comprehensive income, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. Retrospective application is required. The adoption of this new guidance is not expected to have a material impact on the consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued amendments to its Fair Value Measurement Topic that is expected to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies the FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The new guidance is effective on a prospective basis for fiscal years and interim

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

periods beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on the financial statements.

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2011 and December 31, 2010:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$532.4	19.0	(1.1)	550.3
Obligations of states and political subdivisions	866.5	30.7	(1.7)	895.5
Corporate securities	196.1	8.1	(0.1)	204.1
U.S. government agencies residential mortgage-backed securities	398.6	10.2	(2.7)	406.1

Total fixed maturities	1,993.6	68.0	(5.6)	2,056.0
Equity securities:
Large-cap securities	170.0	44.3	(1.1)	213.2
Small-cap securities	37.5	12.0	—	49.5

Total equity securities	207.5	56.3	(1.1)	262.7
Other invested assets	64.6	20.9	—	85.5

Total available-for-sale securities	$2,265.7	145.2	(6.7)	2,404.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	12.9	(2.3)	461.1
Obligations of states and political subdivisions	916.6	23.6	(6.6)	933.6
Corporate securities	136.3	6.2	(0.1)	142.4
U.S. government agencies residential mortgage-backed securities	358.9	8.4	(3.7)	363.6

Total fixed maturities	1,862.3	51.1	(12.7)	1,900.7
Equity securities:
Large-cap securities	167.1	45.5	(1.5)	211.1
Small-cap securities	33.1	12.0	—	45.1

Total equity securities	200.2	57.5	(1.5)	256.2
Other invested assets	64.4	15.3	—	79.7

Total available-for-sale securities	$2,126.9	123.9	(14.2)	2,236.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At June 30, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$76.0	$(1.1)	23	$—	$—	—	$76.0	$(1.1)	23
Obligations of states and political subdivisions	117.1	(1.7)	42	—	—	—	117.1	(1.7)	42
Corporate securities	9.4	(0.1)	4	—	—	—	9.4	(0.1)	4
U.S. government agencies residential mortgage-backed securities	92.0	(2.2)	20	15.4	(0.5)	8	107.4	(2.7)	28

Total fixed maturities	294.5	(5.1)	89	15.4	(0.5)	8	309.9	(5.6)	97
Large-cap equity securities:	17.4	(0.8)	7	7.3	(0.3)	2	24.7	(1.1)	9

Total temporarily impaired securities	$311.9	$(5.9)	96	$22.7	$(0.8)	10	$334.6	$(6.7)	106

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.0	$(2.3)	25	$—	$—	—	$102.0	$(2.3)	25
Obligations of states and political subdivisions	239.0	(6.6)	92	—	—	—	239.0	(6.6)	92
Corporate securities	12.6	(0.1)	5	—	—	—	12.6	(0.1)	5
U.S. government agencies residential mortgage-backed securities	116.6	(3.0)	26	20.3	(0.7)	9	136.9	(3.7)	35

Total fixed maturities	470.2	(12.0)	148	20.3	(0.7)	9	490.5	(12.7)	157
Large-cap equity securities:	14.8	(1.4)	6	2.2	(0.1)	1	17.0	(1.5)	7

Total temporarily impaired securities	$485.0	$(13.4)	154	$22.5	$(0.8)	10	$507.5	$(14.2)	164

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Equity securities:
Large-cap securities	$—	—	$—	(0.3)
Small-cap securities	(0.8)	(1.6)	(0.9)	(2.1)

Total other-than-temporary impairments	$(0.8)	(1.6)	$(0.9)	(2.4)

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three and six months ended June 30, 2011 and 2010. The Company reviewed its investments at June 30, 2011, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses.

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$41.0	41.2
Due after 1 year through 5 years	362.8	377.0
Due after 5 years through 10 years	578.2	603.7
Due after 10 years	613.0	628.0
U.S. government agencies residential mortgage-backed securities	398.6	406.1

Total	$1,993.6	2,056.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Fixed maturities with fair values of $71.4 million and $72.2 million were on deposit with insurance regulators as required by law at June 30, 2011 and December 31, 2010, respectively.

The following table sets forth the components of net investment income for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Fixed maturities	$22.9	18.5	$41.8	37.0
Equity securities	1.5	1.5	2.8	2.6
Cash and cash equivalents, and other	1.4	1.4	2.8	2.7

Investment income	25.8	21.4	47.4	42.3
Investment expenses	0.6	0.6	1.2	1.0

Net investment income	$25.2	20.8	$46.2	41.3

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Realized gains:
Fixed maturities	$0.9	0.2	$1.8	1.1
Equity securities	8.9	3.4	17.7	7.3

Total realized gains	9.8	3.6	19.5	8.4
Realized losses:
Equity securities:
Sales	(1.6)	(1.7)	(3.0)	(2.5)
OTTI	(0.8)	(1.6)	(0.9)	(2.4)

Total realized losses	(2.4)	(3.3)	(3.9)	(4.9)

Net realized gain on investments	$7.4	0.3	$15.6	3.5

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$27.1	23.0	$24.0	24.7
Equity securities	(8.0)	(25.3)	(0.8)	(19.8)
Other invested assets	2.9	(6.4)	5.6	(5.3)
Deferred federal income tax liability thereon	(7.8)	3.0	(10.1)	0.1

Change in net unrealized holding gains (losses), net of tax	$14.2	(5.7)	$18.7	(0.3)

There was a deferred federal income tax liability on the net unrealized holding gains at June 30, 2011 and December 31, 2010, of $48.5 million and $38.4 million, respectively. The unrealized holding gains and losses, net of applicable deferred federal income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive loss and, as such, are not included in the determination of net income. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2011 and December 31, 2010, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and six months ended June 30, 2011 and 2010.

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $80.7 million and $75.3 million at June 30, 2011 and December 31, 2010, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2011 and December 31, 2010:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$550.3	—	550.3	—
Obligations of states and political subdivisions	895.5	—	895.5	—
Corporate securities	204.1	—	201.5	2.6
U.S. government agencies residential mortgage-backed securities	406.1	—	406.1	—

Total fixed maturities	2,056.0	—	2,053.4	2.6
Equity securities:
Large-cap securities	213.2	213.2	—	—
Small-cap securities	49.5	49.5	—	—

Total equity securities	262.7	262.7	—	—
Other invested assets	85.5	4.8	80.7	—

Total available-for-sale investments	$2,404.2	267.5	2,134.1	2.6

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.1	—	461.1	—
Obligations of states and political subdivisions	933.6	—	933.6	—
Corporate securities	142.4	—	139.7	2.7
U.S. government agencies residential mortgage-backed securities	363.6	—	363.6	—

Total fixed maturities	1,900.7	—	1,898.0	2.7
Equity securities:
Large-cap securities	211.1	211.1	—	—
Small-cap securities	45.1	45.1	—	—

Total equity securities	256.2	256.2	—	—
Other invested assets	79.7	4.4	75.3	—

Total available-for-sale investments	$2,236.6	260.6	1,973.3	2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2011 and the year ended December 31, 2010, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.2
Sales	(0.1)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2011	2.8
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	(0.3)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at June 30, 2011	$2.6

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases, issuances, and settlements	0.4
Transfers in and/or out of Level 3	—

Balance at December 31, 2010	$2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the carrying value and fair value of financial instruments at June 30, 2011:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$2,056.0	$2,056.0	See above
Equity securities, available-for-sale, at fair value	262.7	262.7	See above
Other invested assets, available-for-sale, at fair value	85.5	85.5	See above
Notes receivable from affiliate	70.0	72.3	See Note 5
Liabilities:
Notes payable	116.6	124.3	See Note 6

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

($ millions)

Losses and loss expenses payable	$124.5
Unearned premiums	34.1
Other liabilities	(0.5)
Less:
Deferred acquisition costs	8.3

Net cash and/or investment securities received	$149.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Premiums earned:
Assumed from external insurers and reinsurers	$5.6	0.9	$14.1	2.0
Assumed under Pooling Arrangement	352.4	309.4	702.6	612.0
Ceded to external insurers and reinsurers	(6.2)	(6.8)	(12.3)	(13.3)
Ceded under Pooling Arrangement	(202.4)	(204.6)	(407.9)	(406.3)

Net assumed premiums earned	$149.4	98.9	$296.5	194.4

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$3.5	0.7	$9.2	1.0
Assumed under Pooling Arrangement	400.8	250.7	642.4	449.0
Ceded to external insurers and reinsurers	(7.7)	0.7	(13.0)	1.0
Ceded under Pooling Arrangement	(265.5)	(159.5)	(408.9)	(293.6)

Net assumed losses and loss expenses incurred	$131.1	92.6	$229.7	157.4

5. Transactions with Affiliates

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Under these agreements, State Auto Financial earned interest of $1.2 million and $2.4 million for the three and six months ended June 30, 2011 and 2010. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. The following table sets forth the notes receivable at June 30, 2011 and December 31, 2010:

($ millions, except interest rates)	June 30, 2011			December 31, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$72.3	7.00%	$70.0	$71.1	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Notes Payable

The fair value of the Senior Notes is based on the quoted market price at June 30, 2011 and December 31, 2010, respectively. The carrying amount of the Affiliate Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly. The following table sets forth the notes payable at June 30, 2011 and December 31, 2010:

($ millions, except interest rates)	June 30, 2011			December 31, 2010
	Carrying Value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.1	$108.8	6.25%	$101.3	$106.4	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.51	15.5	15.5	4.50

Total notes payable	$116.6	$124.3		$116.8	$121.9

The Company has a credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. To date no amounts have been drawn on this facility. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not to exceed a certain debt to capitalization ratio. At June 30, 2011, the Company did not meet the minimum net worth financial covenant of $702.2 million contained in the agreement, and on July 29, 2011, the banks agreed to waive the Company’s non-compliance with the minimum net worth covenant until September 30, 2011.

It is not expected that the Company will be able to satisfy the minimum net worth covenant as of September 30, 2011. For this reason, and because the Credit Facility is due to expire within one year, the Company has entered into discussions with the banks to enter into a replacement credit facility prior to October 1, 2011, which replacement credit facility will extend beyond the Credit Facility’s current July 2012 maturity date and modify the minimum net worth covenant to an amount that the Company would be able to satisfy for the foreseeable future. However, there can be no assurance that the Company will be successful in entering into a replacement credit facility prior to the expiration of the waiver described above or in obtaining a similar waiver from the banks if such replacement credit facility is not entered into prior to the waiver’s expiration. In the event we are unsuccessful in obtaining either a replacement credit facility or a similar waiver prior to October 1, 2011, the Company would be in default of the Credit Agreement, and the banks could declare an event of default and exercise their default remedies thereunder.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Income Taxes

The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30				Six months ended June 30
	2011		2010		2011		2010
		%		%		%		%
Amount at statutory rate	$(48.1)	35	$(10.5)	35	$(42.8)	35	(3.2)	35
Tax-exempt interest and dividends received deduction	(2.6)	2	(3.3)	11	(5.7)	5	(6.8)	72
Patient Protection and Affordable Care Act, Medicare Part D exemption repeal	—	—	—	—	—	—	4.5	(48)
Other, net	(0.5)	—	10.0	(33)	—	—	9.4	(100)
Valuation allowance	115.0	(83)	—	—	115.0	(94)	—	—

Federal income tax expense (benefit) and effective rate	$63.8	(46)	$(3.8)	12	$66.5	(54)	3.9	(41)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2011 and December 31, 2010:

($ millions)	June 30, 2011	December 31, 2010
Deferred tax assets:
Unearned premiums not currently deductible	$46.9	42.6
Losses and loss expenses payable discounting	31.7	25.2
Postretirement and pension benefits	64.3	63.1
Realized loss on other-than-temporary impairment	10.3	11.0
Compensation and benefits	14.4	16.9
Asset valuation allowance	3.9	3.8
Net operating loss carryforward	49.3	4.0
AMT credit carryforward	1.0	7.7
Other	2.4	2.9

Total deferred tax assets	224.2	177.2
Deferred tax liabilities:
Deferral of policy acquisition costs	58.8	52.5
Unrealized holding gains on investments	48.5	38.4

Total deferred tax liabilities	107.3	90.9

Total net deferred tax assets	116.9	86.3

Less Valuation allowance	115.0	—

Net deferred federal income taxes	$1.9	86.3

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or accumulated comprehensive income (loss). At June 30, 2011, the Company’s net deferred tax asset notwithstanding the valuation allowance totaled $116.9 million, compared to $86.3 million at December 31, 2010. The increase in the June 30, 2011 balance primarily related to the net operating loss carry-forward generated in the second quarter 2011 reflecting the impact of the second quarter storm losses. The magnitude of our second quarter catastrophe losses from unprecedented storms experienced industry wide, which by far exceeded our projections, has resulted in an expectation that we will report a pre-tax loss in 2011 and have a taxable loss for the year. The Company considered both positive and negative evidence and concluded a valuation allowance of $115.0 million should be established at June 30, 2011, which is reflected in our total tax expense for the three and six months ended June 30, 2011. The $1.9 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management has determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence the Company will maintain a valuation allowance against its net deferred tax assets.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans for the three and six months ended June 30, 2011 and 2010:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended June 30				Six months ended June 30
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2.6	2.7	$1.5	1.2	$5.2	5.3	$3.1	2.3
Interest cost	3.8	3.7	1.6	1.4	7.6	7.4	3.2	2.8
Expected return on plan assets	(4.6)	(4.4)	—	—	(9.1)	(8.8)	(0.1)	(0.1)
Curtailment gain	—	—	—	(0.6)	—	—	—	(1.1)
Amortization of:
Prior service costs (benefits)	0.1	0.1	(0.4)	(0.4)	0.2	0.2	(0.8)	(0.8)
Transition assets	(0.1)	(0.2)	—	—	(0.2)	(0.4)	—	—
Net loss	1.7	1.6	—	—	3.4	3.0	—	—

Net periodic cost	$3.5	3.5	$2.7	1.6	$7.1	6.7	$5.4	3.1

The Company expects to contribute up to $15.0 million to the pension plan during 2011.

9. Loss per Common Share

The following table sets forth the compilation of basic and diluted loss per common share for the three and six months ended June 30, 2011 and 2010:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Numerator:
Net loss for basic loss per share	$(201.4)	(26.2)	$(188.7)	(13.3)

Denominator:
Basic weighted average shares outstanding	40.2	39.9	40.2	39.9
Effect of dilutive share-based awards	—	—	—	—

Diluted weighted average shares outstanding	40.2	39.9	40.2	39.9

Basic loss per common share	$(5.01)	(0.66)	$(4.70)	(0.33)

Diluted net loss per common share	$(5.01)	(0.66)	$(4.70)	(0.33)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2011 and 2010:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Number of options	3.1	2.6	3.1	2.4

10. Comprehensive Loss

The following table sets forth the components of comprehensive loss, net of related tax, for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net loss	$(201.4)	(26.2)	$(188.7)	(13.3)
Other comprehensive income (loss):
Change in unrealized holding gains (losses), net of tax	14.2	(5.7)	18.7	(0.3)
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax	1.1	(13.3)	1.9	(13.0)

Total other comprehensive income (loss)	15.2	(19.1)	20.5	(13.4)

Comprehensive loss	$(186.2)	(45.3)	$(168.2)	(26.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Segment Information

Effective January 1, 2011, the Company had four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation for both legacy State Auto Group and RTW, Inc.’s insurance subsidiaries, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Revenues from external sources:
Insurance segments
Personal insurance	$201.9	199.1	$405.5	393.0
Business insurance	94.7	95.8	189.5	192.6
Specialty insurance	55.8	14.4	107.6	26.3

Total insurance segments	352.4	309.3	702.6	611.9
Investment operations segment
Net investment income	25.2	20.8	46.2	41.3
Net realized capital gains	7.4	0.3	15.6	3.5

Total investment operations segment	32.6	21.1	61.8	44.8
All other	(0.6)	0.7	0.2	1.1

Total revenues from external sources	384.4	331.1	764.6	657.8
Intersegment revenues:	2.6	2.4	5.2	4.8

Total revenues	387.0	333.5	769.8	662.6
Reconciling items:
GAAP premium adjustment	—	—	—	(0.3)
Eliminate intersegment revenues	(2.6)	(2.4)	(5.2)	(4.8)

Total consolidated revenues	$384.4	331.1	$764.6	657.5

Segment loss before federal income tax:
Insurance segments
Personal insurance SAP underwriting loss	$(111.8)	(28.5)	$(99.3)	(22.8)
Business insurance SAP underwriting loss	(45.1)	(17.0)	(57.1)	(16.0)
Specialty insurance SAP underwriting loss	(16.8)	(8.5)	(32.1)	(11.5)

Total insurance segments	(173.7)	(54.0)	(188.5)	(50.3)
Investment operations segment
Net investment income	25.2	20.8	46.2	41.3
Net realized capital gains	7.4	0.3	15.6	3.5

Total investment operations segment	32.6	21.1	61.8	44.8
All other	(0.8)	—	(0.6)	—

Total segment loss before tax expense (benefit)	(141.9)	(32.9)	(127.3)	(5.5)
Reconciling items:
GAAP expense adjustments	7.0	5.6	10.2	0.8
Interest expense on corporate debt	(1.7)	(1.8)	(3.5)	(3.6)
Corporate expenses	(1.0)	(0.9)	(1.6)	(1.1)

Total reconciling items	4.3	2.9	5.1	(3.9)

Total consolidated loss before federal income tax expense (benefit)	$(137.6)	(30.0)	$(122.2)	(9.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth revenues from external sources for reportable segments for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Earned premiums:
Personal insurance:
Personal auto	$124.5	127.3	$251.6	251.2
Homeowners	68.5	63.6	136.4	125.5
Other personal	8.9	8.2	17.5	16.3

Total personal insurance earned premiums	201.9	199.1	405.5	393.0
Business insurance:
Commercial auto	23.5	24.8	46.9	49.8
Commercial multi-peril	25.7	23.5	50.8	46.9
Fire & allied lines	23.6	24.6	47.8	49.4
Other & product liability	16.3	17.4	32.9	35.2
Other business	5.6	5.5	11.1	11.3

Total business insurance earned premiums	94.7	95.8	189.5	192.6
Specialty insurance	55.8	14.4	107.6	26.3

Total SAP earned premiums	352.4	309.3	702.6	611.9
GAAP premium adjustment	—	—	—	(0.3)

Total GAAP earned premiums	352.4	309.3	702.6	611.6
Investment operations:
Net investment income	25.2	20.8	46.2	41.3
Net realized capital gains	7.4	0.3	15.6	3.5

Total investment operations	32.6	21.1	61.8	44.8

Total revenues from reportable segments	$385.0	330.4	$764.4	656.4

Investable assets attributable to our investment operations segment totaled $2,568.1 million at June 30, 2011 and $2,395.4 million at December 31, 2010.

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

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs allege that the defendants have engaged, and continue to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court and restitution and/or disgorgement of profits derived from plaintiffs and the alleged class. Plaintiffs filed an amended complaint on April 13, 2011, adding an additional plaintiff but not materially revising the claims raised in the original action. The Company’s motion to dismiss this action was denied on June 23, 2011. The Company believes its practices with respect to pricing, quoting and selling its insurance policies are in compliance with all applicable laws, and deny any and all liability to plaintiffs or the alleged class, and intend to vigorously defend this lawsuit.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2011 and December 31, 2010, and for the consolidated statements of income for the three and six months ended June 30, 2011 and 2010. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Form 10-K, and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2010 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

Prior to January 1, 2011, we operated in three reportable segments — personal insurance, business insurance and investment operations. In 2010, management focused on assessing and positioning a realignment of our internal organization, including people, processes and compensation reward programs, to be more strategic in the personal, business and specialty insurance markets. Considering these internal changes and the 2011 pooling change (defined below), beginning with the first quarter 2011, our reportable insurance segments became personal insurance, business insurance and specialty insurance (collectively the “insurance segments”), along with investment operations, which aligned how these insurance segments report to our principal operating decision makers. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2010 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2011 is set forth in Note 11 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q. Prior period segment information has been restated to conform to current period presentation.

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

As of January 1, 2011, the Pooling Arrangement was amended (the “2011 pooling change”) to add the Rockhill Insurers to the pool each with a participation percentage of 0.0%. In conjunction with the 2011 pooling change, the STFC Pooled Companies received $149.8 million ($69.1 million in cash and $80.7 million in investment securities) in cash and investment securities from the Rockhill Insurers, for net insurance liabilities transferred on January 1, 2011. The following table sets forth the impact on our balance sheet at January 1, 2011, relating to the 2011 pooling change:

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2010 – December 31, 2010	January 1, 2011 – June 30, 2011
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0
SA National	0.0	N/A

Total STFC Pooled Companies	80.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1
RIC	N/A	0.0
Plaza	N/A	0.0
American Compensation	N/A	0.0
Bloomington Compensation	N/A	0.0

Total State Auto Mutual Pooled Companies	20.0	20.0

See also the “Liquidity and Capital Resources – Liquidity” and “– Capital Position” sections in this Item for additional information on the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2011, we recognized net losses of $201.4 million and $188.7 million, respectively, compared to net losses of $26.2 million and $13.3 million for the same respective 2010 periods. For the three and six months ended June 30, 2011, our net losses include a non-cash charge of $115.0 million to establish a valuation allowance against our net deferred tax asset.

During the three and six months ended June 30, 2011, we recognized pretax losses of $137.6 million and $122.2 million, respectively, compared to pretax losses of $30.0 million and $9.4 million for the same respective 2010 periods.

For the three and six months ended June 30, 2011, our insurance segments results were significantly and negatively impacted by weather-related catastrophe losses, primarily arising from tornadoes, wind and hail that impacted 32 of our operating states, including devastating tornadoes in Tuscaloosa, Alabama on April 27 and in Joplin, Missouri on May 22.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators for the three and six months ended June 30, 2011 and 2010:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis :	2011	2010	2011	2010
Total revenues	$384.4	331.1	$764.6	657.5
Net loss	$(201.4)	(26.2)	$(188.7)	(13.3)
Stockholders’ equity	$674.7	815.0
Return on average equity	(20.3)%	1.8%
Book value per share	$16.77	20.37
Debt to capital ratio	14.7	12.6
Loss and LAE ratio	114.0	81.5	91.7	73.9
Expense ratio	33.0	33.7	33.3	33.6
Combined ratio	147.0	115.2	125.0	107.5
Catastrophe Loss and LAE points	44.3	18.6	24.5	11.0
Premium written growth (1)	9.9%	10.7	16.7%	8.2
Premium earned growth	13.9%	5.7	14.9%	5.7
Investment yield	4.1%	3.8	3.9%	3.8

	Three months ended June 30		Six months ended June 30
SAP Basis :	2011	2010	2011	2010
Loss and LAE ratio	113.7	81.0	91.6	73.4
Expense ratio	32.4	32.0	32.4	32.6
Combined ratio	146.1	113.0	124.0	106.0

			Twelve months ended June 30
			2011	2010
Net premiums written to surplus			2.4	1.7

(1)

Includes an increase of 5.4 points for the six months ended June 30, 2011, related to the one-time $34.1 million transfer of unearned premium by the Rockhill Insurers on January 1, 2011, in conjunction with the 2011 pooling change, and a decrease of 0.2 points for the six months ended June 30, 2010, related to the one-time $1.4 million transfer of unearned premium to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Insurance Segments

We market a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies, which include retail agents and wholesale brokers. In our personal insurance segment we primarily provide personal automobile and homeowners to the personal insurance market. In our business insurance segment we primarily provide commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. In our specialty insurance segment we provide commercial coverages, including workers’ compensation coverage for both legacy State Auto Group and RTW, Inc.’s insurance subsidiaries, which require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

The following tables set forth a summary of our SAP underwriting loss and SAP combined ratio for each of our insurance segments for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30, 2011
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums	$211.7		102.7		72.7		387.1

Earned premiums	201.9		94.7		55.8		352.4
Losses and loss expenses	260.0	128.8	98.1	103.7	42.5	76.1	400.6	113.7
Underwriting expenses	53.7	25.3	41.7	40.5	30.1	41.4	125.5	32.4

SAP underwriting loss and SAP combined ratio	$(111.8)	154.1	(45.1)	144.2	(16.8)	117.5	(173.7)	146.1

($ millions)	Three months ended June 30, 2010
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums	$218.2		103.5		30.4		352.1

Earned premiums	199.1		95.8		14.4		309.3
Losses and loss expenses	165.4	83.1	74.5	77.8	10.8	74.5	250.7	81.0
Underwriting expenses	62.2	28.5	38.3	37.1	12.1	39.9	112.6	32.0

SAP underwriting loss and SAP combined ratio	$(28.5)	111.6	(17.0)	114.9	(8.5)	114.4	(54.0)	113.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2011
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums (1)	$401.2		197.2		165.8		764.2

Earned premiums	405.5		189.5		107.6		702.6
Losses and loss expenses	401.6	99.0	165.1	87.1	76.6	71.1	643.3	91.6
Underwriting expenses	103.2	25.7	81.5	41.3	63.1	38.1	247.8	32.4

SAP underwriting loss and SAP combined ratio	$(99.3)	124.7	(57.1)	128.4	(32.1)	109.2	(188.5)	124.0

($ millions)	Six months ended June 30, 2010
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums (2)	$408.2		198.5		47.9		654.6

Earned premiums	393.0		192.6		26.3		611.9
Losses and loss expenses	297.7	75.8	132.2	68.6	19.1	72.4	449.0	73.4
Underwriting expenses	118.1	28.9	76.4	38.5	18.7	39.2	213.2	32.6

SAP underwriting loss and SAP combined ratio	$(22.8)	104.7	(16.0)	107.1	(11.5)	111.6	(50.3)	106.0

(1)

Includes a one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers into our specialty insurance segment on January 1, 2011, in conjunction with the 2011 pooling change. Associated with this unearned premium transfer, was a one-time ceding commission of $8.3 million. Combined, these one-time transactions benefitted our specialty insurance segment’s statutory expense ratio by 3.5 points and total expense ratio by 0.4 points.

(2)

Includes a one-time transfer of $1.4 million of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes (transfer of $2.1 million of our personal insurance segment and receipt of $0.7 million of the Mutual Pooled Companies’ specialty insurance segment).

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

The following table sets forth the reconciliation of the one-time impact on net written premiums for the six months ended June 30, 2011, of the unearned premiums transferred by the Rockhill Insurers on January 1, 2011, in conjunction with the 2011 pooling change:

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Personal auto	$246.8	—	246.8
Homeowners	135.9	—	135.9
Other personal	18.5	—	18.5

Total personal	401.2	—	401.2

Business insurance segment:
Commercial auto	50.1	—	50.1
Commercial multi-peril	54.7	—	54.7
Fire & allied lines	47.4	—	47.4
Other & product liability	33.8	—	33.8
Other commercial	11.2	—	11.2

Total business	197.2	—	197.2

Specialty insurance segment:
RED	59.3	—	59.3
Rockhill	60.1	24.3	35.8
Workers’ compensation	46.4	9.8	36.6

Total specialty	165.8	34.1	131.7

Total net written premiums	$764.2	34.1	730.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the reconciliation of the one-time impact on net written premiums for the six months ended June 30, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes:

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Personal auto	$260.1	(2.1)	262.2
Homeowners	130.9	—	130.9
Other personal	17.2	—	17.2

Total personal	408.2	(2.1)	410.3

Business insurance segment:
Commercial auto	51.8	—	51.8
Commercial multi-peril	49.8	—	49.8
Fire & allied lines	49.0	—	49.0
Other & product liability	36.2	—	36.2
Other commercial	11.7	—	11.7

Total business	198.5	—	198.5

Specialty insurance segment:
RED	25.1	0.7	24.4
Rockhill	1.6	—	1.6
Workers’ compensation	21.2	—	21.2

Total specialty	47.9	0.7	47.2

Total net written premiums	$654.6	(1.4)	656.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Net written premiums for our personal insurance segment represented 54.7%, and 62.0% of our total consolidated net written premiums for the three months ended June 30, 2011 and 2010, respectively, and 55.0% and 62.5% of our total consolidated net written premiums for the six months ended June 30, 2011 and 2010, respectively. The percentage decrease in this segment’s share of our total consolidated net written premiums was primarily due to a decrease in net written premiums generated from this segment and an increase in the net written premiums generated from our specialty insurance segment, discussed below. This change is consistent with our long term plan for product diversification.

The following table sets forth a summary of written premium, net of reinsurance, by major product line of business for our personal insurance segment for the three and six months ended June 30, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Table above).

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2011	2010	% Change	2011	2010	% Change
Personal insurance segment:
Personal auto	$124.2	133.8	(7.2)	$246.8	262.2	(5.9)
Homeowners	77.7	75.3	3.2	135.9	130.9	3.8
Other personal	9.8	9.1	7.7	18.5	17.2	7.6

Total personal	$211.7	218.2	(3.0)	$401.2	410.3	(2.2)

Personal auto net written premiums for the three and six months ended June 30, 2011 decreased 7.2% and 5.9%, respectively, compared to the same 2010 periods. The loss of premium caused by the sale of our nonstandard automobile insurance subsidiary, SA National, in 2010 accounted for a significant portion of this decrease. While we are experiencing a slowdown in growth in our standard auto business, we continue to see strong premium growth in our newer states of Texas, Colorado and Connecticut. The standard auto quote activity continues to be strong, but we are experiencing a slowdown in new business and a lower issue-to-quote ratio which we attribute to the impact of our rate increases. We also have a high percentage of auto policies for which we write the companion home policy. Consequently, the aggressive actions we have been implementing to address profit levels in homeowners can impact the entire account and cause some loss of automobile policies and produce a slowdown of new business.

Homeowners net written premiums for the three and six months ended June 30, 2011 increased 3.2% and 3.8%, respectively, compared to the same 2010 periods. The majority of the growth was attributable to rate increases. We continue to aggressively address our rate needs. In addition, the growth in this line is coming from states that we have either expanded into or identified as profitable growth opportunities, while we have seen declines in our core states of Ohio, Kentucky, and Indiana.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment Revenue

In our business insurance segment, our accounts are primarily small-to-medium sized exposures where we offer a broad range of both property and liability coverage. Net written premiums for our business insurance segment represented 26.5% and 29.4% of our total consolidated net written premiums for the three months ended June 30, 2011 and 2010, respectively, and 27.0% and 30.3% of our total consolidated net written premiums for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth a summary of written premiums, net of reinsurance, by major product line of business for our business insurance segment for the three and six months ended June 30, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2011	2010	% Change	2011	2010	% Change
Business insurance segment:
Commercial auto	$26.8	27.3	(1.8)	$50.1	51.8	(3.3)
Commercial multi-peril	28.3	26.0	8.8	54.7	49.8	9.8
Fire & allied lines	24.0	25.0	(4.0)	47.4	49.0	(3.3)
Other & product liability	17.6	19.0	(7.4)	33.8	36.2	(6.6)
Other commercial	6.0	6.2	(3.2)	11.2	11.7	(4.3)

Total business	$102.7	103.5	(0.8)	$197.2	198.5	(0.7)

Net written premiums for the business insurance segment for the three and six months ended June 30, 2011 decreased 0.8% and 0.7%, respectively, compared to the same 2010 periods. Business insurance continues to be impacted by rate competition, general economic conditions, and depressed premium bases, such as payrolls, sales and number of vehicles, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure decreased slightly in 2010, and this trend continued through the first half of 2011. New business declined in 2010; however, in the second quarter 2011, we experienced a single digit increase in premiums related to new business. Despite new business growth, we believe it will be difficult to generate measurable premium growth in our current book of business given the continued impact of the economy on premium bases. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business. We believe that improvements in the economy are showing up in our business based on new business premiums and improved audit premiums.

In 2011, we began introducing policy download capabilities for most business insurance lines, which allows agents to import policy information directly into their agency management systems to better serve their clients. Commercial auto is currently available for our agents to download and we expect businessowners and workers’ compensation downloads to be completed by the end of 2011.

We have also expanded the eligibility of our businessowners products to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering these products in our businessowners program leverages our bizXpressSM technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. In 2010, we completed the implementation of our enhanced businessowners product, BOP Choice, which has been introduced into 28 states. The majority of our new business premium has been generated from this new product, which is included in our commercial multi-peril line. Our

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

product revisions have also produced a greater proportion of casualty business, which is desirable given our Midwest property concentrations.

Specialty Insurance Segment Revenue

In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. Net written premiums for our specialty insurance segment represented 18.8% and 8.6% of our total consolidated net written premiums for the three months ended June 30, 2011 and 2010, respectively, and 18.0% and 7.2% of our total consolidated net written premiums for the six months ended June 30, 2011 and 2010, respectively. The percentage increase in this segment’s share of our total consolidated net written premiums was primarily due to an increase in the net written premiums generated from this segment and a decrease in net written premiums generated from our personal insurance segment, discussed above. This change is consistent with our long term plan for product diversification.

The following table sets forth a summary of written premiums, net of reinsurance, by unit for our specialty insurance segment for the three and six months ended June 30, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2011	2010	% Change	2011	2010	% Change
Specialty insurance segment:
RED	$35.7	18.7	90.9	$59.3	24.4	143.0
Rockhill	20.8	0.7	2,871.4	35.8	1.6	2,137.5
Workers’ compensation	16.2	11.0	47.3	36.6	21.2	72.6

Total specialty	$72.7	30.4	139.1	$131.7	47.2	179.0

Net written premiums for the specialty insurance segment for the three and six months ended June 30, 2011 increased $42.3 and $84.5, respectively, compared to the same 2010 periods. The increase in net written premiums for the specialty insurance segment was principally driven by the addition of the Rockhill Insurers’ business to the pooling arrangement and increased business written through our RED unit.

Net written premiums for our RED unit for the three and six months ended June 30, 2011 increased $17.0 million and $34.9 compared to the same 2010 periods. This business was new to us in 2010, as the underwriting management agreement with RED went into effect during the fourth quarter 2009. Commercial auto coverage written by programs in the latter half of 2010 contributed to the growth for the three and six month periods as well as, to a lesser extent, programs added in 2011.

The growth in the Rockhill and workers’ compensation units is primarily due to the addition of the Rockhill Insurers into the Pooling Arrangement in 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth, on a pro forma basis, specialty insurance segment net written premiums for the three and six months ended June 30, 2011 and 2010, as if the Rockhill Insurers business had been included in our net written premium results for the three and six months ended June 30, 2010.

	Three months ended June 30			Six months ended June 30
($ millions)	Net Written Premiums
	2011	Pro Forma 2010	% Change	2011	Pro Forma 2010	% Change
Specialty insurance segment:
RED	$35.7	$18.7	90.9	$59.3	$24.4	143.0
Rockhill	20.8	14.9	39.6	35.8	30.9	15.9
Workers’ compensation	16.2	14.6	11.0	36.6	32.8	11.6

Total specialty	$72.7	$48.2	50.8	$131.7	$88.1	49.5

On a pro forma basis, net written premiums for our Rockhill unit for the three and six months ended June 30, 2011 increased $5.9 million and $4.9 million, respectively, compared to the same 2010 periods. The three and six month increases were impacted by the following.

•	Increased business opportunities resulting from the Rockhill Insurers’ A.M. Best ratings from A- to A in 2011.

•

Increased property business opportunities through our excess and surplus channel for catastrophe exposed businesses due to recent global catastrophe events and recent industry catastrophe model changes. This business is written on a nonadmitted basis, which allows us to underwrite unique insurance requirements using customized rates and forms. This business is subject to an individual catastrophe treaty with a net retention of $7.5 million for each occurrence. See “Liquidity and Capital Resources – Reinsurance Arrangements” in this Item for recent changes to this unit’s property catastrophe reinsurance program including the purchase of additional catastrophe reinsurance limits.

•	Recent rate and volume growth in our excess and surplus liability casualty lines, which we believe is attributable to early signs of stabilization in pricing in the commercial lines market.

•

Recent changes in the structure of two liability lines reinsurance programs, resulted in our retaining $3.8 million in additional written premium. See “Liquidity and Capital Resources – Reinsurance Arrangements” section in this Item for recent changes to these programs.

On a pro forma basis, net written premiums for our workers’ compensation unit for the three and six months ended June 30, 2011 increased by $1.6 million and $3.8 million, respectively, when compared to the same 2010 periods. The growth in our workers’ compensation unit was driven by increased renewal retention and rate increases, which we believe is an indication that pricing levels within this line of business are improving.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and LAE

The following tables set forth our insurance segments’ SAP loss and LAE ratios by major lines of business with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2011 and 2010:

	($ millions)
Three months ended June 30, 2011 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$124.5	$12.7	$84.9	$97.6	10.2	68.2	78.4
Homeowners	68.5	100.3	49.2	149.5	146.4	71.8	218.2
Other personal	8.9	5.8	7.1	12.9	65.9	80.4	146.3
Total personal	201.9	118.8	141.2	260.0	58.9	69.9	128.8

Business insurance segment:
Commercial auto	23.5	2.4	12.4	14.8	10.4	52.7	63.1
Commercial multi-peril	25.7	15.5	14.8	30.3	60.4	57.6	118.0
Fire & allied lines	23.6	19.0	15.0	34.0	80.3	63.3	143.6
Other & product liability	16.3	—	16.3	16.3	—	99.9	99.9
Other commercial	5.6	0.3	2.4	2.7	5.4	44.7	50.1
Total business	94.7	37.2	60.9	98.1	39.4	64.3	103.7
Specialty insurance segment	55.8	0.1	42.4	42.5	0.1	76.0	76.1
Total SAP	$352.4	$156.1	$244.5	$400.6	44.3	69.4	113.7

	($ millions)
Three months ended June 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$127.3	$4.8	$77.8	$82.6	3.7	61.2	64.9
Homeowners	63.6	36.6	39.1	75.7	57.5	61.6	119.1
Other personal	8.2	3.0	4.1	7.1	37.1	48.1	85.2
Total personal	199.1	44.4	121.0	165.4	22.3	60.8	83.1

Business insurance segment:
Commercial auto	24.8	1.3	13.8	15.1	5.2	55.4	60.6
Commercial multi-peril	23.5	5.0	14.8	19.8	21.2	63.1	84.3
Fire & allied lines	24.6	6.3	10.9	17.2	25.8	44.2	70.0
Other & product liability	17.4	—	20.3	20.3	—	116.7	116.7
Other commercial	5.5	0.5	1.6	2.1	8.2	31.8	40.0
Total business	95.8	13.1	61.4	74.5	13.6	64.2	77.8
Specialty insurance segment	14.4	—	10.8	10.8	—	74.5	74.5
Total SAP	$309.3	$57.5	$193.2	$250.7	18.6	62.4	81.0

	($ millions)
Six months ended June 30, 2011 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$251.6	$12.9	$171.6	$184.5	5.2	68.1	73.3
Homeowners	136.4	113.6	87.8	201.4	83.2	64.4	147.6
Other personal	17.5	5.8	9.9	15.7	33.3	57.1	90.4
Total personal	405.5	132.3	269.3	401.6	32.6	66.4	99.0

Business insurance segment:
Commercial auto	46.9	2.4	29.7	32.1	5.1	63.5	68.6
Commercial multi-peril	50.8	17.1	29.1	46.2	33.7	57.1	90.8
Fire & allied lines	47.8	19.4	31.3	50.7	40.6	65.4	106.0
Other & product liability	32.9	—	31.3	31.3	—	95.3	95.3
Other commercial	11.1	0.8	4.0	4.8	6.8	36.5	43.3
Total business	189.5	39.7	125.4	165.1	21.0	66.1	87.1
Specialty insurance segment	107.6	0.1	76.5	76.6	0.1	71.0	71.1
Total SAP	$702.6	$172.1	$471.2	$643.3	24.5	67.1	91.6

	($ millions)
Six months ended June 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$251.2	$5.3	$156.7	$162.0	2.1	62.4	64.5
Homeowners	125.5	41.7	83.6	125.3	33.2	66.6	99.8
Other personal	16.3	3.1	7.3	10.4	19.2	44.4	63.6
Total personal	393.0	50.1	247.6	297.7	12.8	63.0	75.8

Business insurance segment:
Commercial auto	49.8	1.5	25.0	26.5	2.9	50.2	53.1
Commercial multi-peril	46.9	5.9	27.8	33.7	12.5	59.3	71.8
Fire & allied lines	49.4	9.6	27.0	36.6	19.6	54.5	74.1
Other & product liability	35.2	—	32.1	32.1	—	91.2	91.2
Other commercial	11.3	0.5	2.8	3.3	4.1	25.6	29.7
Total business	192.6	17.5	114.7	132.2	9.0	59.6	68.6
Specialty insurance segment	26.3	—	19.1	19.1	—	72.4	72.4
Total SAP	$611.9	$67.6	$381.4	$449.0	11.0	62.4	73.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our total SAP cat loss ratios for the three and six months ended June 30, 2011 were 44.3 and 24.5, respectively, compared to 18.6 and 11.0 for the same 2010 periods. Included in our catastrophe losses this quarter were the Tuscaloosa, Alabama and Joplin, Missouri storms. Almost 60% of our second quarter catastrophe losses were concentrated in five states: Tennessee, Missouri, Ohio, Texas and Alabama. The frequency and severity of these storm losses were greater than what we have experienced in the past with higher levels of 1) total losses affecting homes, businesses, cars, and 2) claims for business interruption insurance and additional living expenses. As a percentage of premiums earned, the second quarter of 2011, SAP cat loss ratio was the highest SAP cat loss ratio we reported over the past 10 years, which exceeded our second highest SAP cat loss ratio, of 27.3 points, which we reported in the second quarter of 2008.

In the personal insurance segment, our overall SAP non-cat loss ratios for the three and six months ended June 30, 2011 increased 9.1 points and 3.4 points, respectively, from the same 2010 periods. For the three and six months ended June 30, 2011, our personal auto line of business was impacted by increases in liability claim frequency including an increase in the number of large losses. Our homeowners SAP non-cat loss ratio for the second quarter 2011, was negatively impacted by a higher level of non-cat weather related losses, and higher levels of unallocated loss adjustment expenses, which was driven by increased claim activity when compared to the same 2010 period. For the six months ended June 30, 2011 we saw an improvement in our homeowners SAP non-cat loss ratio of 2.2 points. We continue to file rate increases in the high single to low double digit range in the homeowners line of business.

We continue to implement strategies to improve our homeowner results. As of second quarter 2011, our CustomFitSM homeowners product, which uses by-peril rating, had been deployed in 13 states, with plans of deployment in three additional states during 2011. We have placed a priority of introducing our CustomFit homeowners product in states which have historically experienced adverse catastrophe experience. States in which CustomFit homeowners is currently offered or will be offered in 2011 represent approximately 75% of our homeowners premium and account for 82% of our five year wind/hail losses.

In addition to rate increases and the continued deployment of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies, which may include the review of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and /or the application of other loss mitigation tools for use by that agency, all with the purpose of improving operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss consistent with our loss settlement practices. In addition, we have implemented mandatory wind and hail deductibles in 18 states, with plans to add the deductibles to one other state during 2011.

The business insurance segment’s overall SAP non-cat loss ratios for the three and six months ended June 30, 2011 increased 0.1 points and 6.5 points, respectively, from the same 2010 period. The increase in this segment’s overall SAP non-cat loss ratio for the six months ended June 30, 2011 from the same 2010 period was due primarily to an increase in the number of large losses in commercial auto and other & product liability, and a large loss in fire & allied lines. Intense competition in the business insurance segment continues to impact our ability to implement price increases.

In the specialty insurance segment, the overall SAP non-cat loss ratios for the three and six months ended June 30, 2011 increased 1.5 points and decreased 1.4 points, respectively, from the same 2010 period. For the three months ended June 30, 2011, the increase from the same 2010 period included higher large losses in the workers’ compensation and commercial auto lines of business. Differences were also impacted by the change in business mix caused by the addition of the Rockhill Insurers into the Pooling Arrangement in 2011.

Over the past 18 months, we have implemented a number of changes to our liability claim handling process, which we believe has accelerated the reserving and resolution of outstanding liability claims. While we believe these actions will better control indemnity payouts and legal expenses in the long term, in the short term, we believe that such actions are increasing the number, but not the severity, of large casualty losses. We define a large loss as any claim, either newly or previously reported, which produces an

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

incurred amount greater than $100,000 in the period. We expect the impact of this more active claim file management to level out in the coming quarters.

While we have not seen any impact to date, the earthquake and tsunami in Japan in March, 2011 may cause a disruption in the availability of replacement parts for certain makes and models of automobiles, which may result in a temporary increase in loss costs for automobile coverages.

The following table sets forth loss and loss expenses payable by major line of business at June 30, 2011 and December 31, 2010:

($ millions)	June 30, 2011	December 31, 2010	January 1, 2011 (1)	$ Change (2)
Personal insurance segment:
Personal auto	$241.5	247.7	247.7	(6.2)
Homeowners	125.9	80.7	80.7	45.2
Other personal	17.9	12.8	12.8	5.1

Total personal	385.3	341.2	341.2	44.1

Business insurance segment:
Commercial auto	96.6	99.2	99.2	(2.6)
Commercial multi-peril	99.6	92.0	92.0	7.6
Fire & allied lines	35.8	31.4	31.4	4.4
Other & product liability	188.9	183.1	183.1	5.8
Other business	5.6	5.2	5.2	0.4

Total business	426.5	410.9	410.9	15.6

Specialty insurance segment	279.4	122.1	246.6	32.8

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,091.2	874.2	998.7	92.5

(1)

The December 31, 2010 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed from the Rockhill Insurers on January 1, 2011 due to the 2011 pooling change.

(2)	Calculated based on June 30, 2011 change from January 1, 2011.

Loss and loss expenses payable increased $92.5 million since January 1, 2011, primarily due to catastrophe related losses in our homeowners line of business and growth in the specialty insurance segment. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 33.0 and 33.7 for the three months ended June 30, 2011 and 2010, respectively, and 33.3 and 33.6 for the six months ended June 30, 2011 and 2010, respectively. The improvements in the GAAP expense ratios were primarily due to net earned premium growth.

Investment Operations Segment

For a more detailed discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2010 Form 10-K.

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2011 and December 31, 2010:

($ millions)	June 30, 2011	% of Total	December 31, 2010	% of Total
Cash and cash equivalents	$93.4	3.6	$88.3	3.7
Fixed maturities, at fair value:
Fixed maturities	1,807.0	70.4	1,705.2	71.2
Treasury inflation-protected securities	249.0	9.7	195.5	8.2

Total fixed maturities	2,056.0	80.1	1,900.7	79.4
Notes receivable from affiliate (1)	70.0	2.7	70.0	2.9
Equity securities, at fair value:
Large-cap securities	213.2	8.3	211.1	8.8
Small-cap securities	49.5	2.0	45.1	1.9

Total equity securities	262.7	10.3	256.2	10.7
Other invested assets, at fair value:
International instruments	80.7	3.1	75.3	3.1
Other invested assets	4.8	0.2	4.4	0.2

Total other invested assets, at fair value	85.5	3.3	79.7	3.3
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,568.1	100.0	$2,395.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$41.0	41.2
Due after 1 year through 5 years	362.8	377.0
Due after 5 years through 10 years	578.2	603.7
Due after 10 years	613.0	628.0
U.S. government agencies residential mortgage-backed securities	398.6	406.1

Total	$1,993.6	2,056.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.64 and 5.01 as of June 30, 2011 and December 31, 2010, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three and six months ended June 30, 2011 and 2010:

($ millions)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Gross investment income:
Fixed maturities	$22.9	18.5	$41.8	37.0
Equity securities	1.5	1.5	2.8	2.6
Other	1.4	1.4	2.8	2.7

Total gross investment income	25.8	21.4	47.4	42.3
Less: Investment expenses	0.6	0.6	1.2	1.0

Net investment income	$25.2	20.8	$46.2	41.3

Average invested assets (at cost)	$2,447.6	2,206.5	$2,397.0	2,198.5
Annualized investment yield	4.1%	3.8	3.9%	3.8
Annualized investment yield, after tax	3.1%	3.1	3.0%	3.1
Net investment income, after tax	$19.0	16.8	$35.7	33.6
Effective tax rate	24.6%	19.2	22.7%	18.7

Net investment income for the three and six months ended June 30, 2011 increased by $4.4 million and $4.9 million, respectively, when compared to the same 2010 periods. The results of our net investment income were primarily driven by the amortized cost value of our Treasury Inflation-Protected Securities (“TIPS”), which increased to $235.3 million at June 30, 2011, from $152.6 million at June 30, 2010. For the three and six months ended June 30, 2011, income earned on our TIPS, which is dependent

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

on changes in the CPI Index, was $5.5 million and $7.6 million, respectively, an increase of $4.0 million and $5.2 million, respectively, when compared to the same 2010 periods.

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and six months ended June 30, 2011:

($ millions)	Three months ended June 30, 2011		Six months ended June 30, 2011
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.9	42.9	$1.8	70.2
Equity securities	8.9	27.5	17.7	62.8

Total realized gains	9.8	70.4	19.5	133.0

Realized losses:
Fixed maturities – Sales	—	—	—	—
Equity securities:
Sales	(1.6)	9.3	(3.0)	19.7
OTTI	(0.8)	—	(0.9)	—

Total realized losses	(2.4)	9.3	(3.9)	19.7

Net realized gains on investments	$7.4	79.7	$15.6	152.7

During the first half of 2011, equity sales were executed for various reasons, including negative outlook announcements or changes in business conditions, which in our opinion diminished the future business prospects on these securities, as well as the achievement of our price target.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2010 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2011 and 2010.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011		Six months ended June 30, 2011
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	13	$(0.8)	17	$(0.9)

Total OTTI	13	$(0.8)	17	$(0.9)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at June 30, 2011, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2011:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$532.4	$19.0	105	$(1.1)	23	$550.3
Obligations of states and political subdivisions	866.5	30.7	353	(1.7)	42	895.5
Corporate securities	196.1	8.1	81	(0.1)	4	204.1
U.S. government agencies residential mortgage-backed securities	398.6	10.2	113	(2.7)	28	406.1

Total fixed maturities	1,993.6	68.0	652	(5.6)	97	2,056.0

Equity securities:
Large-cap securities	170.0	44.3	52	(1.1)	9	213.2
Small-cap securities	37.5	12.0	75	—	—	49.5

Total equity securities	207.5	56.3	127	(1.1)	9	262.7
Other invested assets	64.6	20.9	4	—	—	85.5

Total available-for-sale investments	$2,265.7	$145.2	783	$(6.7)	106	$2,404.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains (losses) by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at June 30, 2011 and December 31, 2010, and the change in unrealized holding gains (losses), net of deferred tax, for the six months ended June 30, 2011:

($ millions)	June 30, 2011	December 31, 2010	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$62.4	38.4	24.0
Equity securities	55.2	56.0	(0.8)
Other invested assets	20.9	15.3	5.6

Unrealized gains	138.5	109.7	28.8

Deferred federal income tax liability	(48.5)	(38.4)	(10.1)

Unrealized gains, net of tax	$90.0	71.3	18.7

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2011 and December 31, 2010.

As of June 30, 2011, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2011, our net deferred tax asset notwithstanding the valuation allowance totaled $116.9 million, compared to $86.3 million at December 31, 2010. The increase in the June 30, 2011 balance primarily related to the net operating loss carry-forward generated in the second quarter 2011 reflecting the impact of the second quarter storm losses. The magnitude of our second quarter catastrophe losses from unprecedented storms experienced industry wide, which by far exceeded our projections, has resulted in an expectation that we will report a pre-tax loss in 2011 and have a taxable loss for the year. We considered both positive and negative evidence and concluded that a valuation allowance of $115.0 million should be established at June 30, 2011 which is reflected in our total tax expense for the three and six months ended June 30, 2011. The following table sets forth, the components of our federal income tax expense for the three and six months ended June 30, 2011.

($ millions)	Three Months Ended June 30	Six Months Ended June 30
	2011	2011
Loss before federal income taxes	$(137.6)	$(122.2)

Current tax benefit	(11.2)	(6.8)
Deferred tax benefit	(40.0)	(41.7)

	(51.2)	(48.5)

Valuation allowance	115.0	115.0

Total federal income tax expense	63.8	66.5

Net loss	$(201.4)	$(188.7)

In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets. Until that time, as we report net earnings and generate taxable income, we do not expect our consolidated statement of income to reflect any federal income tax expense as we utilize our net operating loss carry-forward and release a corresponding amount of the net deferred tax asset valuation allowance. Alternatively, any reported losses will add to our net operating loss carry-forward position and be reserved against by adding to the net deferred tax asset valuation allowance. See Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

Liquidity

Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, the STFC Pooled Companies do not have the daily liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. Under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 45 days following each quarter end. We believe this provides State Auto Mutual with sufficient liquidity to pay losses and expenses of our insurance operations on a timely basis. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written net of losses paid during the quarter, retaining all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool participant on the basis of its pooling percentage. As a result, we have an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income.

As described above, under the normal Pooling Arrangement procedures, STFC Pooled Companies settle their quarterly activity with State Auto Mutual within 45 days following each quarter. However, due to the unprecedented level of catastrophe loss activity in the second quarter of 2011, the STFC Pooled Companies paid State Auto Mutual their share of catastrophe losses during the quarter as claims were paid by State Auto Mutual. This early settlement amounted to $67.4 million.

Despite the significant levels of catastrophe losses paid in 2011, we managed our cash flows through current operational activity and maturities of investments, without the need to liquidate investments. However, should our written premium decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted, requiring us to liquidate investments at a loss.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2011 and December 31, 2010, we had $93.4 million and $88.3 million, respectively, in cash and cash equivalents, and $2,404.2 million and $2,236.6 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale are $71.4 million and $72.2 million, respectively, of securities on deposit with insurance regulators as required by law at June 30, 2011 and December 31, 2010. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash provided by operating activities was $41.8 million for the first six months of 2011, which included a cash inflow of $69.1 million from the Rockhill Insurers’ related to the 2011 pooling change.

Our results for the three and six months ended June 30, 2011 include a non-cash charge of $115.0 million to establish a valuation allowance against our net deferred tax asset, which did not impact our cash flows from operations.

Capital Position

At June 30, 2011 our stockholders’ equity was $674.7 million, as compared to stockholders equity of $851.8 million at December 31, 2010. The decrease in our stockholders’ equity was the result of the previously discussed second quarter 2011 pretax losses primarily caused by weather-related catastrophe losses and the need to establish a valuation allowance against our net deferred tax assets at June 30, 2011. The capital levels of our insurance subsidiaries were likewise impacted by these events. At June 30, 2011, the SAP stockholders’ equity of our insurance subsidiaries was $593.4 million, as compared to SAP stockholders’ equity of $783.0 million at December 31, 2011.

The net premiums written to surplus ratio, also called the leverage ratio, is a SAP ratio designed to measure the ability of an insurer to absorb losses. The leverage ratio is calculated by dividing the net statutory premiums written for a rolling 12-month period by the ending statutory surplus for the period. For example, a leverage ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premium. At June 30, 2011, the leverage ratio for our insurance subsidiaries was 2.4, as compared to a leverage ratio of 1.7 at December 31, 2010.

While we believe we maintain adequate capital levels, management is evaluating several possible actions to improve our leverage position. These actions include evaluating possible reinsurance solutions, and may include amending our Pooling Arrangement to reduce the participation percentage of the STFC Pooled Companies from their current participation level of 80%. Under applicable governance procedures, if the Pooling Arrangement were to be amended, management would first need to make a recommendation to the Independent Committees of the Board of Directors of both State Auto Mutual and STFC. The Independent Committees would then review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Board of Directors of both State Auto Mutual and STFC. Any such amendment would also be subject to approval by the insurance regulators in the domiciliary states of our insurance companies.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility provides for a $100.0 million unsecured revolving credit facility maturing in July 2012. To date no amounts have been drawn on this facility. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not to exceed a certain debt to capitalization ratio. At June 30, 2011, State Auto Financial did not meet the minimum net worth financial covenant of $702.2 million contained in the agreement, and on July 29, 2011, the banks agreed to waive State Auto Financial’s non-compliance with the minimum net worth covenant until September 30, 2011.

It is not expected that State Auto Financial will be able to satisfy the minimum net worth covenant as of September 30, 2011. For this reason, and because the Credit Facility is due to expire within one year, we have entered into discussions with the banks to enter into a replacement credit facility prior to October 1, 2011, which replacement credit facility will extend beyond the Credit Facility’s current July 2012 maturity date and modify the minimum net worth covenant to an amount that State Auto Financial would be able to satisfy for the foreseeable future. However, there can be no assurance that State Auto Financial will be successful in entering into a replacement credit facility prior to the expiration of the waiver described above or in obtaining a similar waiver from the banks if such replacement credit facility is not entered into prior to the waiver’s expiration. In the event we are unsuccessful in

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

obtaining either a replacement credit facility or a similar waiver prior to October 1, 2011, State Auto Financial would be in default of the Credit Agreement, and the banks could declare an event of default and exercise their default remedies thereunder. While State Auto Financial has never drawn upon the Credit Facility, it would be prohibited from making any draws upon the Credit Facility during an event of default, which would impact our sources of capital.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2011 and 2010 were 4.5% and 4.7%, respectively.

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

As of July 1, 2011 our property catastrophe program, which excludes the Rockhill unit in our specialty insurance segment, was revised. Under the revised reinsurance program, we retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $160.0 million (previously $110.0 million) of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $215.0 million of covered losses, each occurrence. We are responsible for losses above $215.0 million. Our decision to add $50.0 million of coverage was based upon our growth in the Southwest and Northeast regions, new evaluations of our catastrophe exposures as measured by updated industry catastrophe models and consideration of our own internal risk guidelines.

Our Rockhill unit maintains a property catastrophe excess of loss reinsurance agreement, which was also revised as of June 1, 2011 to provide that we retain the first $7.5 million (previously $5.0 million) of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $7.5 million up to $85.0 million (previously $80.0 million) of covered loss, each occurrence.

We also revised the State Auto Group’s excess of loss reinsurance program for workers’ compensation, which is written through our specialty insurance segment, by reducing our retention from $2.0 million to $1.0 million of covered loss and extending the reinsurer’s liability for the excess over $1.0 million (previously $2.0 million) up to $10.0 million.

For certain casualty lines written through the Rockhill unit, we revised Rockhill’s consolidated casualty treaty as of April 1, 2011 to provide that we retain the first $1.0 million (previously $0.5 million) of covered loss and the reinsurers are responsible for

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

75% of the excess over $1.0 million up to $6.0 million per risk. As of June 1, 2011, we revised our reinsurance agreement on certain property lines from a quota share agreement in which we retained 25% of all covered losses to an excess of loss agreement in which we retain the first $1.0 million of each covered loss. The reinsurers are responsible for 100% of the excess over $1.0 million up to $10.0 million of covered loss.

As of May 1, 2011, the Rockhill unit terminated its quota share arrangement for its tow truck program due to the 2011 pooling change and the program’s low limits (primarily under $1 million). For this program Rockhill ceded 25% of the property coverage and 50% of the liability coverage under the quota share arrangement.

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

Regulatory Considerations

At June 30, 2011, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

Credit and Financial Strength Ratings

In the second quarter 2011, A.M. Best Co. revised the financial strength rating of the State Auto Group to A (Excellent) from A+ (Superior) and its issuer credit rating to “a+” from “aa-.” A.M. Best Co. cited the reasoning for these downgrades as the State Auto Group’s deterioration in underwriting and operating earnings in recent years, driven by an increased frequency and severity of property catastrophe losses.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Comprehensive Income

In June 2011, FASB issued updated guidance to improve the presentation of comprehensive income. In this guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of how an entity chooses to present comprehensive income, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. Retrospective application is required.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

The amendments in this guidance result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The new guidance is effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Investment Operations Segment – Market Risk” in Item 7 of the 2010 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2010 Form 10-K.

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

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs allege that the defendants have engaged, and continue to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court and restitution and/or disgorgement of profits derived from plaintiffs and the alleged class. Plaintiffs filed an amended complaint on April 13, 2011, adding an additional plaintiff but not materially revising the claims raised in the original action. Our motion to dismiss this action was denied on June 23, 2011. We believe our practices with respect to pricing, quoting and selling our insurance policies are in compliance with all applicable laws, deny any and all liability to plaintiffs or the alleged class, and intend to vigorously defend this lawsuit.

Based on our current understanding and assessment of this case, we do not expect this matter to have a material adverse effect on our results of operations.

Other – We are involved in a number of lawsuits, and may become involved in other potential litigation, arising in the ordinary course of our business. Generally, our involvement in a lawsuit involves defending third-party claims brought against our insureds in our role as liability insurer or against us as a principal of surety bonds, as well as defending policy coverage claims brought against us or the our business practice. We consider all lawsuits relating to insurance claims in establishing our loss and loss adjustment expense reserves.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation

10.02

Limited Waiver Agreement dated as of July 29, 2011, to the Credit Agreement dated as of July 12, 2007, as amended as of March 27, 2009, among State Auto Financial Corporation, as borrower, KeyBank National Association, as administrative agent, and the financial institution parties thereto, as lenders.

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: August 9, 2011	/s/ Steven E. English

Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)