Form 10-Q
period 2011-09-30
State Auto Financial CORP
filed 2011-11-09
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Yes  ☐    No   ☒

On November 1, 2011, the Registrant had 40,274,009 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2011

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2011 (unaudited)	December 31 2010 (see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,936.1 and $1,862.3, respectively)	$2,041.1	1,900.7
Equity securities, available-for-sale, at fair value (cost $173.5 and $200.2, respectively)	182.4	256.2
Other invested assets, available-for-sale, at fair value (cost $56.7 and $64.4, respectively)	65.3	79.7
Other invested assets	0.5	0.5
Note receivable from affiliate	70.0	70.0

Total investments	2,359.3	2,307.1
Cash and cash equivalents	186.7	88.3
Accrued investment income and other assets	31.2	38.0
Deferred policy acquisition costs	172.3	150.2
Reinsurance recoverable on losses and loss expenses payable (affiliates none)	30.3	18.8
Prepaid reinsurance premiums (affiliates none)	8.2	7.6
Due from affiliate	—	6.5
Current federal income taxes	12.9	7.6
Net deferred federal income taxes	0.5	86.3
Property and equipment, at cost	10.4	11.6

Total assets	$2,811.8	2,722.0

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $570.4 and $375.8, respectively)	$1,140.8	893.0
Unearned premiums (affiliates $310.5 and $234.6, respectively)	693.9	613.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.5	116.8
Postretirement and pension benefits	185.5	186.9
Due to affiliate	20.4	—
Other liabilities	53.5	60.3

Total liabilities	2,210.6	1,870.2
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.0 and 46.9 shares issued, respectively, at stated value of $2.50 per share	117.6	117.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	125.7	122.1
Accumulated other comprehensive income (loss)	3.0	(7.9)
Retained earnings	470.7	736.1

Total stockholders’ equity	601.2	851.8

Total liabilities and stockholders’ equity	$2,811.8	2,722.0

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2011	2010
Earned premiums (ceded to affiliates $198.7 and $205.7, respectively)	$356.8	318.3
Net investment income (affiliate $1.3 and $1.3, respectively)	20.3	19.3
Net realized gain on investments:
Total other-than-temporary impairment losses	(4.4)	(0.6)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	14.6	3.4

Total net realized gain on investments	10.2	2.8
Other income (affiliates $0.7 and $0.3, respectively)	0.7	0.3

Total revenues	388.0	340.7

Losses and loss expenses (ceded to affiliates $182.0 and $146.3, respectively)	315.3	232.6
Acquisition and operating expenses	121.4	104.3
Interest expense (affiliates $0.1 and $0.2, respectively)	1.9	1.7
Other expenses	1.4	2.3

Total expenses	440.0	340.9

Loss before federal income taxes	(52.0)	(0.2)

Federal income tax expense (benefit)	6.7	(0.4)

Net (loss) income	$(58.7)	0.2

(Loss) income per common share:
Basic	$(1.46)	0.01

Diluted	$(1.46)	0.00

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2011	2010
Earned premiums (ceded to affiliates $606.6 and $612.0, respectively)	$1,059.4	929.9
Net investment income (affiliate $3.7 and $3.7, respectively)	66.5	60.6
Net realized gain on investments:
Total other-than-temporary impairment losses	(5.3)	(3.1)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	30.2	9.4

Total net realized gain on investments	24.9	6.3
Other income (affiliates $1.8 and $1.2, respectively)	1.8	1.4

Total revenues	1,152.6	998.2

Losses and loss expenses (ceded to affiliates $590.9 and $439.9, respectively)	959.5	684.7
Acquisition and operating expenses	355.6	309.8
Interest expense (affiliates $0.5 and $0.5, respectively)	5.4	5.3
Other expenses	6.3	8.0

Total expenses	1,326.8	1,007.8

Loss before federal income taxes	(174.2)	(9.6)

Federal income tax expense	73.2	3.5

Net loss	$(247.4)	(13.1)

Loss per common share:
Basic	$(6.15)	(0.33)

Diluted	$(6.15)	(0.33)

Dividends paid per common share	$0.45	0.45

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2011	2010
Cash flows from operating activities:
Net loss	$(247.4)	(13.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	2.9	6.5
Share-based compensation	2.2	2.9
Net realized gain on investments	(24.9)	(6.3)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(13.8)	(23.2)
Accrued investment income and other assets	(1.8)	0.7
Postretirement and pension benefits	2.8	5.7
Other liabilities and due to/from affiliates, net	13.0	0.1
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(12.0)	(0.6)
Losses and loss expenses payable	123.2	55.2
Unearned premiums	46.4	77.5
Excess tax benefits on share based awards	—	0.3
Federal income taxes	74.7	(12.0)
Cash provided from pooling change, January 1, 2011 and 2010 (Note 4)	69.1	3.7

Net cash provided by operating activities	34.4	97.4

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(338.5)	(326.8)
Purchases of equity securities – available-for-sale	(88.1)	(78.2)
Purchases of other invested assets	(0.8)	(20.6)
Maturities, calls and pay downs of fixed maturities – available-for-sale	246.2	218.2
Sales of fixed maturities – available-for-sale	101.7	70.2
Sales of equity securities – available-for-sale	136.0	63.0
Sales of other invested assets	10.7	0.6
Sale of subsidiary	13.2	—

Net cash provided by (used in) investing activities	80.4	(73.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	1.6	2.2
Payment of dividends	(18.0)	(18.0)

Net cash used in financing activities	(16.4)	(15.8)

Net increase in cash and cash equivalents	98.4	8.0

Cash and cash equivalents at beginning of period	88.3	90.3

Cash and cash equivalents at end of period	$186.7	98.3

Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.5, respectively)	$3.7	3.7

Federal income taxes (received) paid	$(1.5)	15.2

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles—Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2011 and December 31, 2010:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At September 30, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$478.6	30.1	(0.1)	508.6
Obligations of states and political subdivisions	812.0	44.9	—	856.9
Corporate securities	240.5	11.9	(0.6)	251.8
U.S. government agencies residential mortgage-backed securities	405.0	19.5	(0.7)	423.8

Total fixed maturities	1,936.1	106.4	(1.4)	2,041.1
Equity securities:
Large-cap securities	138.6	14.2	(9.9)	142.9
Small-cap securities	34.9	4.6	—	39.5

Total equity securities	173.5	18.8	(9.9)	182.4
Other invested assets	56.7	8.6	—	65.3

Total available-for-sale securities	$2,166.3	133.8	(11.3)	2,288.8

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	12.9	(2.3)	461.1
Obligations of states and political subdivisions	916.6	23.6	(6.6)	933.6
Corporate securities	136.3	6.2	(0.1)	142.4
U.S. government agencies residential mortgage-backed securities	358.9	8.4	(3.7)	363.6

Total fixed maturities	1,862.3	51.1	(12.7)	1,900.7
Equity securities:
Large-cap securities	167.1	45.5	(1.5)	211.1
Small-cap securities	33.1	12.0	—	45.1

Total equity securities	200.2	57.5	(1.5)	256.2
Other invested assets	64.4	15.3	—	79.7

Total available-for-sale securities	$2,126.9	123.9	(14.2)	2,236.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At September 30, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$12.0	$(0.1)	4	$—	$—	—	$12.0	$(0.1)	4
Obligations of states and political subdivisions	5.5	—	3	—	—	—	5.5	—	3
Corporate securities	50.4	(0.6)	14	—	—	—	50.4	(0.6)	14
U.S. government agencies residential mortgage-backed securities	34.5	(0.2)	10	15.3	(0.5)	7	49.8	(0.7)	17

Total fixed maturities	102.4	(0.9)	31	15.3	(0.5)	7	117.7	(1.4)	38
Large-cap equity securities:	51.6	(9.3)	22	5.9	(0.6)	2	57.5	(9.9)	24
Other invested assets:	4.4	—	1	—	—	—	4.4	—	1

Total temporarily impaired securities	$158.4	$(10.2)	54	$21.2	$(1.1)	9	$179.6	$(11.3)	63

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.0	$(2.3)	25	$—	$—	—	$102.0	$(2.3)	25
Obligations of states and political subdivisions	239.0	(6.6)	92	—	—	—	239.0	(6.6)	92
Corporate securities	12.6	(0.1)	5	—	—	—	12.6	(0.1)	5
U.S. government agencies residential mortgage-backed securities	116.6	(3.0)	26	20.3	(0.7)	9	136.9	(3.7)	35

Total fixed maturities	470.2	(12.0)	148	20.3	(0.7)	9	490.5	(12.7)	157
Large-cap equity securities:	14.8	(1.4)	6	2.2	(0.1)	1	17.0	(1.5)	7

Total temporarily impaired securities	$485.0	$(13.4)	154	$22.5	$(0.8)	10	$507.5	$(14.2)	164

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Equity securities:
Large-cap securities	$(0.2)	—	$(0.2)	(0.3)
Small-cap securities	(4.2)	(0.6)	(5.1)	(2.8)

Total other-than-temporary impairments	$(4.4)	(0.6)	$(5.3)	(3.1)

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three and nine months ended September 30, 2011 and 2010. The Company reviewed its investments at September 30, 2011, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses.

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.0	49.2
Due after 1 year through 5 years	378.1	393.1
Due after 5 years through 10 years	542.8	579.9
Due after 10 years	561.2	595.1
U.S. government agencies residential mortgage-backed securities	405.0	423.8

Total	$1,936.1	2,041.1

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Fixed maturities with fair values of $79.7 million and $72.2 million were on deposit with insurance regulators as required by law at September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Fixed maturities	$18.4	17.1	$60.2	54.1
Equity securities	1.1	1.4	3.8	4.0
Cash and cash equivalents, and other	1.4	1.4	4.2	4.1

Investment income	20.9	19.9	68.2	62.2
Investment expenses	0.6	0.6	1.7	1.6

Net investment income	$20.3	19.3	$66.5	60.6

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Realized gains:
Fixed maturities	$1.1	0.6	$2.9	1.8
Equity securities	13.7	3.4	31.4	10.7
Other invested assets	2.1	—	2.1	—

Total realized gains	16.9	4.0	36.4	12.5
Realized losses:
Equity securities:
Sales	(2.3)	(0.6)	(5.3)	(3.1)
OTTI	(4.4)	(0.6)	(5.3)	(3.1)

Total realized losses	(6.7)	(1.2)	(10.6)	(6.2)

Net realized gain on investments	$10.2	2.8	$25.8	6.3

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$42.6	25.2	$66.6	49.9
Equity securities	(46.3)	22.1	(47.1)	2.3
Other invested assets	(12.3)	9.0	(6.7)	3.7
Deferred federal income tax asset (liability) thereon	5.6	(19.6)	(4.5)	(19.5)

Change in net unrealized holding gains (losses), net of tax	$(10.4)	36.7	$8.3	36.4

There was a deferred federal income tax liability on the net unrealized holding gains at September 30, 2011 and December 31, 2010, of $42.9 million and $38.4 million, respectively. The unrealized holding gains and losses, net of applicable deferred federal income taxes, are shown as a separate component of stockholders’ equity as a part of accumulated other comprehensive income (loss) and, as such, are not included in the determination of net income. Realized gains and losses on the sales of investments are computed using the first-in, first-out method.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available for sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

independent pricing sources. At September 30, 2011 and December 31, 2010, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2011 and 2010.

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $60.9 million and $75.3 million at September 30, 2011 and December 31, 2010, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2011 and December 31, 2010:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$508.6	—	508.6	—
Obligations of states and political subdivisions	856.9	—	856.9	—
Corporate securities	251.8	—	249.0	2.8
U.S. government agencies residential mortgage-backed securities	423.8	—	423.8	—

Total fixed maturities	2,041.1	—	2,038.3	2.8
Equity securities:
Large-cap securities	142.9	142.9	—	—
Small-cap securities	39.5	39.5	—	—

Total equity securities	182.4	182.4	—	—
Other invested assets	65.3	4.4	60.9	—

Total available-for-sale investments	$2,288.8	186.8	2,099.2	2.8

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2010:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.1	—	461.1	—
Obligations of states and political subdivisions	933.6	—	933.6	—
Corporate securities	142.4	—	139.7	2.7
U.S. government agencies residential mortgage-backed securities	363.6	—	363.6	—

Total fixed maturities	1,900.7	—	1,898.0	2.7
Equity securities:
Large-cap securities	211.1	211.1	—	—
Small-cap securities	45.1	45.1	—	—

Total equity securities	256.2	256.2	—	—
Other invested assets	79.7	4.4	75.3	—

Total available-for-sale investments	$2,236.6	260.6	1,973.3	2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2011 and the year ended December 31, 2010, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.2
Sales	(0.1)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2011	2.8
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	(0.3)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at June 30, 2011	$2.6
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.2
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at September 30, 2011	$2.8

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases, issuances, and settlements	0.4
Transfers in and/or out of Level 3	—

Balance at December 31, 2010	$2.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the carrying value and fair value of financial instruments at September 30, 2011:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$2,041.1	$2,041.1	See above
Equity securities, available-for-sale, at fair value	182.4	182.4	See above
Other invested assets, available-for-sale, at fair value	65.3	65.3	See above
Notes receivable from affiliate	70.0	78.3	See Note 5
Liabilities:
Notes payable	116.5	122.6	See Note 6

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Premiums earned:
Assumed from external insurers and reinsurers	$2.6	0.6	$16.7	2.6
Assumed under Pooling Arrangement	356.8	317.9	1,059.4	929.9
Ceded to external insurers and reinsurers	(7.0)	(7.1)	(19.3)	(20.4)
Ceded under Pooling Arrangement	(198.7)	(205.7)	(606.6)	(612.0)

Net assumed premiums earned	$153.7	105.7	$450.2	300.1

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$2.3	0.7	$11.5	1.7
Assumed under Pooling Arrangement	314.4	230.8	956.8	679.8
Ceded to external insurers and reinsurers	(10.4)	(5.1)	(23.4)	(4.1)
Ceded under Pooling Arrangement	(182.0)	(146.3)	(590.9)	(439.9)

Net assumed losses and loss expenses incurred	$124.3	80.1	$354.0	237.5

5. Transactions with Affiliates

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Under these agreements, State Auto Financial earned interest of $1.3 million and $3.7 million for the three and nine months ended September 30, 2011 and 2010. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. The following table sets forth the notes receivable at September 30, 2011 and December 31, 2010:

($ millions, except interest rates)	September 30, 2011			December 31, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$78.3	7.00%	$70.0	$71.1	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Notes Payable

The fair value of the Senior Notes is based on the quoted market price at September 30, 2011 and December 31, 2010, respectively. The carrying amount of the Affiliate Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly. The following table sets forth the notes payable at September 30, 2011 and December 31, 2010:

($ millions, except interest rates)	September 30, 2011			December 31, 2010
	Carrying Value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$101.0	$107.1	6.25%	$101.3	$106.4	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.45	15.5	15.5	4.50

Total notes payable	$116.5	$122.6		$116.8	$121.9

On September 29, 2011, the Company terminated its then-current credit agreement and entered into a new credit facility (“Credit Facility”) with a syndicate of lenders which provides for a $100.0 million five-year unsecured revolving credit facility maturing in September 2016. During the term of the Credit Facility, the Company has the right to increase the total facility to a maximum total facility amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2011, the Company had not made any borrowings and was in compliance with all of its covenants.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Income Taxes

The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30				Nine months ended September 30
	2011		2010		2011		2010
		%		%		%		%
Amount at statutory rate	$(18.2)	35	$(0.1)	35	$(61.0)	35	$(3.4)	35
Tax-exempt interest and dividends received deduction	(2.7)	5	(3.2)	195	(8.4)	5	(9.9)	104
Patient Protection and Affordable Care Act, Medicare Part D exemption repeal	—	—	—	—	—	—	4.5	(48)
Other, net	(1.3)	3	2.9	(455)	(1.2)	1	12.3	(128)
Valuation allowance	28.9	(55)	—	—	143.8	(83)	—	—

Federal income tax expense (benefit) and effective rate	$6.7	(12)	$(0.4)	225	$73.2	(42)	$3.5	(37)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2011 and December 31, 2010:

($ millions)	September 30, 2011	December 31, 2010
Deferred tax assets:
Unearned premiums not currently deductible	$48.1	42.6
Losses and loss expenses payable discounting	32.1	25.2
Postretirement and pension benefits	62.8	63.1
Realized loss on other-than-temporary impairment	12.4	11.0
Compensation and benefits	14.0	16.9
Asset valuation allowance	1.5	3.8
Net operating loss carryforward	72.9	4.0
AMT credit carryforward	1.2	7.7
Other	2.5	2.9

Total deferred tax assets	247.5	177.2
Deferred tax liabilities:
Deferral of policy acquisition costs	60.3	52.5
Unrealized holding gains on investments	42.9	38.4

Total deferred tax liabilities	103.2	90.9

Total net deferred tax assets	144.3	86.3

Less valuation allowance	143.8	—

Net deferred federal income taxes	$0.5	86.3

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or accumulated other comprehensive income (loss). At September 30, 2011, the Company’s net deferred tax asset notwithstanding the valuation allowance totaled $144.3 million, compared to $86.3 million at December 31, 2010. The increase in the September 30, 2011 balance primarily related to the net operating loss carry-forward reflecting the impact of storm losses for the nine months ended September 30, 2011. The magnitude of the second quarter catastrophe losses from unprecedented storms experienced industry wide, which by far exceeded the Company’s projections, resulted in an expectation that the Company will report a pre-tax loss in 2011 and have a taxable loss for the year. The Company considered both positive and negative evidence and concluded a valuation allowance of $115.0 million should be established at June 30, 2011. The valuation allowance increased to $143.8 million at September 30, 2011. Included in total tax expense for the three and nine months ended September 30, 2011 is $28.9 million and $143.8 million, respectively related to changes in the valuation allowance. The $0.5 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended September 30				Nine months ended September 30
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2.6	2.7	$1.6	1.1	$7.9	8.0	$4.7	3.4
Interest cost	3.8	3.8	1.6	1.4	11.4	11.2	4.8	4.2
Expected return on plan assets	(4.6)	(4.3)	(0.1)	(0.1)	(13.7)	(13.1)	(0.2)	(0.2)
Curtailment gain	—	—	—	—	—	—	—	(1.1)
Amortization of:
Prior service costs (benefits)	0.1	0.1	(0.4)	(0.5)	0.3	0.3	(1.2)	(1.3)
Transition assets	(0.1)	(0.2)	—	—	(0.3)	(0.6)	—	—
Net loss	1.8	1.9	—	—	5.2	4.9	—	—

Net periodic cost	$3.6	4.0	$2.7	1.9	$10.8	10.7	$8.1	5.0

The Company contributed $15.0 million to the pension plan in 2011.

9. Net (Loss) Earnings per Common Share

The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the three and nine months ended September 30, 2011 and 2010:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Numerator:
Net (loss) earnings for basic net earnings per common share	$(58.7)	0.2	$(247.4)	(13.1)

Denominator:
Basic weighted average shares outstanding	40.3	40.0	40.2	39.9
Effect of dilutive share-based awards	—	0.1	—	—

Diluted weighted average shares outstanding	40.3	40.1	40.2	39.9

Basic net ( loss) earnings per common share	$(1.46)	0.01	$(6.15)	(0.33)
Diluted net loss per common share	$(1.46)	—	$(6.15)	(0.33)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2011 and 2010:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Number of options	3.3	3.3	3.3	2.5

10. Comprehensive (Loss) Income

The following table sets forth the components of comprehensive (loss) income, net of related tax, for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net (loss) income	$(58.7)	0.2	$(247.4)	(13.1)
Other comprehensive (loss) income:
Change in unrealized holding losses (gains), net of tax	(10.4)	36.7	8.3	36.4
Amortization of gain on derivative used in cash flow hedge	—	—	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax	0.8	0.9	2.7	(12.1)

Total other comprehensive (loss) income	(9.6)	37.6	10.9	24.2

Comprehensive (loss) income	$(68.3)	37.8	$(236.5)	11.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11. Segment Information

Effective January 1, 2011, the Company had four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation for both legacy State Auto Group and RTW, Inc.’s insurance subsidiaries, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Revenues from external sources:
Insurance segments
Personal insurance	$198.5	201.7	$604.0	594.7
Business insurance	94.3	95.3	283.8	287.9
Specialty insurance	64.0	21.0	171.6	47.3

Total insurance segments	356.8	318.0	1,059.4	929.9
Investment operations segment
Net investment income	20.3	19.3	66.5	60.6
Net realized capital gains	10.2	2.8	25.8	6.3

Total investment operations segment	30.5	22.1	92.3	66.9
All other	0.7	0.3	0.9	1.4

Total revenues from external sources	388.0	340.4	1,152.6	998.2
Intersegment revenues:	2.6	2.5	7.8	7.3

Total revenues	390.6	342.9	1,160.4	1,005.5
Reconciling items:
GAAP premium adjustment	—	0.3	—	—
Eliminate intersegment revenues	(2.6)	(2.5)	(7.8)	(7.3)

Total consolidated revenues	$388.0	340.7	$1,152.6	998.2

Segment loss before federal income tax:
Insurance segments
Personal insurance SAP underwriting loss	$(33.7)	(0.5)	$(133.0)	(23.2)
Business insurance SAP underwriting loss	(30.7)	(16.1)	(87.7)	(32.1)
Specialty insurance SAP underwriting loss	(17.1)	(8.0)	(49.3)	(19.6)

Total insurance segments	(81.5)	(24.6)	(270.0)	(74.9)
Investment operations segment
Net investment income	20.3	19.3	66.5	60.6
Net realized capital gains	10.2	2.8	25.8	6.3

Total investment operations segment	30.5	22.1	92.3	66.9
All other	0.3	(0.1)	(0.3)	(0.1)

Total segment loss before tax expense (benefit)	(50.7)	(2.6)	(178.0)	(8.1)
Reconciling items:
GAAP expense adjustments	0.5	4.8	10.9	5.7
Interest expense on corporate debt	(1.9)	(1.7)	(5.4)	(5.3)
Corporate expenses	0.1	(0.7)	(1.7)	(1.9)

Total reconciling items	(1.3)	2.4	3.8	(1.5)

Total consolidated loss before federal income tax expense (benefit)	$(52.0)	(0.2)	$(174.2)	(9.6)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth revenues from external sources for reportable segments for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Earned premiums:
Personal insurance:
Personal auto	$121.4	128.4	$373.0	379.6
Homeowners	68.3	65.1	204.7	190.6
Other personal	8.8	8.2	26.3	24.5

Total personal insurance earned premiums	198.5	201.7	604.0	594.7
Business insurance:
Commercial auto	23.5	24.5	70.4	74.3
Commercial multi-peril	26.0	24.0	76.8	70.9
Fire & allied lines	23.3	24.1	71.1	73.5
Other & product liability	16.2	16.9	49.1	52.1
Other business	5.3	5.8	16.4	17.1

Total business insurance earned premiums	94.3	95.3	283.8	287.9
Specialty insurance	64.0	21.0	171.6	47.3

Total SAP earned premiums	356.8	318.0	1,059.4	929.9
GAAP premium adjustment	—	0.3	—	—

Total GAAP earned premiums	356.8	318.3	1,059.4	929.9
Investment operations:
Net investment income	20.3	19.3	66.5	60.6
Net realized capital gains	10.2	2.8	25.8	6.3

Total investment operations	30.5	22.1	92.3	66.9

Total revenues from reportable segments	$387.3	340.4	$1,151.7	996.8

Investable assets attributable to our investment operations segment totaled $2,546.0 million at September 30, 2011 and $2,395.4 million at December 31, 2010.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

13. Subsequent Events

On November 4, 2011, the Board of Directors of State Auto Financial approved proposed changes to the Pooling Arrangement to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65%. These proposed changes are to be effective December 31, 2011, and are subject to regulatory approval by various departments of insurance. If approved, in conjunction with these changes, the STFC Pooled Companies will transfer net assets (cash and/or investment securities) of approximately $275.0 million to $325.0 million to the Mutual Pooled Companies for the net liabilities transferred. The transfer on December 31, 2011, is not expected to have a material impact on stockholders’ equity or book value per share.

On November 4, 2011, the Company amended its postretirement healthcare benefit plan to change eligibility requirements for participation of its employees and certain retirees in this plan. This change will allow the Company to better manage its overall costs while addressing volatility on its balance sheet. As of September 30, 2011, on a pro forma basis, the estimated pre-tax incremental effect of this change on the condensed consolidated balance sheet would have increased stockholders’ equity by approximately $100.0 million, which includes an estimated pre-tax curtailment gain of approximately $80.0 million.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2011 and December 31, 2010, and for the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Form 10-K, and in particular the discussions in those sections thereof entitled “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2010 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

POOLING ARRANGEMENT

The STFC Pooled Companies and the Mutual Pooled Companies participate in a quota share reinsurance pooling arrangement referred to as the “Pooling Arrangement.” Under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies has been at 80% since 2001.

On November 4, 2011, the Board of Directors of State Auto Financial approved a proposed amendment to the Pooling Arrangement to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65%. This proposed amendment is to be effective December 31, 2011, and is subject to regulatory approval by various departments of insurance. See also the “Liquidity and Capital Resources – Capital Position” section in this Item for additional information on the proposed changes to the Pooling Arrangement.

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

State Auto Financial sold its nonstandard automobile insurance subsidiary, SA National, to a third party on December 31, 2010. Concurrently with this sale, SA National’s participation in the Pooling Arrangement was terminated, and we entered into a loss portfolio transfer and a 100% quota share reinsurance agreements on December 31, 2010 to assume liability for the pre- and post-closing book of business of SA National, including providing policy and claims service to SA National policyholders, until policies are renewed with the third party purchaser on such purchaser’s systems during a transition period of up to six months following effective date of sale. The transition was completed as of June 30, 2011; however, we still continue to service the remaining policies that were written by us through June 30, 2011. This business assumed by us is subject to the Pooling Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2010 – December 31, 2010	January 1, 2011 – September 30, 2011
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%
Milbank	17.0	17.0
Farmers	3.0	3.0
SA Ohio	1.0	1.0
SA National	0.0	N/A

Total STFC Pooled Companies	80.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1
RIC	N/A	0.0
Plaza	N/A	0.0
American Compensation	N/A	0.0
Bloomington Compensation	N/A	0.0

Total State Auto Mutual Pooled Companies	20.0	20.0

.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2011, we recognized a net loss of $58.7 million and $247.4 million, respectively, compared to net income of $0.2 million and net loss of $13.1 million for the same respective 2010 periods. For the three and nine months ended September 30, 2011, our net losses include a non-cash charge of $28.9 million and $143.8 million related to a valuation allowance against our net deferred tax asset.

During the three and nine months ended September 30, 2011, we recognized pretax losses of $52.0 million and $174.2 million, respectively, compared to pretax losses of $0.2 million and $9.6 million for the same respective 2010 periods.

The year to date 2011 results of our personal and business insurance segments have been significantly and negatively impacted by weather-related catastrophe losses, primarily arising from a hurricane, tornadoes, and wind and hail storms, which have impacted 32 of our operating states, including Hurricane Irene in late August and devastating tornadoes in Tuscaloosa, Alabama on April 27 and in Joplin, Missouri on May 22. Our third quarter 2011 results included a $25.5 million increase in the estimate of prior quarter catastrophe losses.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators for the three and nine months ended September 30, 2011 and 2010:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2011	2010	2011	2010
Total revenues	$388.0	340.7	$1,152.6	998.2
Net (loss) income	$(58.7)	0.2	$(247.4)	(13.1)
Diluted net (loss) earnings per share	$(1.46)	0.00	$(6.15)	(0.33)
Stockholders’ equity	$601.2	847.6
Return on average equity	-29.0%	0.2
Book value per share	$14.94	21.18
Debt to capital ratio	16.2	12.1
Loss and LAE ratio	88.4	73.1	90.6	73.6
Expense ratio	34.0	32.8	33.6	33.3
Combined ratio	122.4	105.9	124.2	106.9
Catastrophe Loss and LAE points	17.0	7.5	22.0	9.8
Premium written growth (1)	6.8%	11.8	13.3%	9.4
Premium earned growth	12.1%	6.7	13.9%	6.0
Investment yield	3.3%	3.4	3.7%	3.6

	Three months ended September 30		Nine months ended September 30
SAP Basis:	2011	2010	2011	2010
Loss and LAE ratio	88.1	72.6	90.4	73.1
Expense ratio	33.0	31.8	32.6	32.3
Combined ratio	121.1	104.4	123.0	105.4

			Twelve months ended September 30
			2011	2010
Net premiums written to surplus (2)			3.1	1.7

(1)

Includes (a) an increase of 3.6 points for the nine months ended September 30, 2011, related to a one-time transfer of $34.1 million of unearned premium by the Rockhill Insurers on January 1, 2011, in conjunction with the 2011 pooling change, and (b) a decrease of 0.2 points for the nine months ended September 30, 2010, related to a one-time transfer of $1.4 million of unearned premium to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

(2)	See the “Liquidity and Capital Resources – Capital Position” section in this Item for additional information on our capital position.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Insurance Segments

We market a broad line of property and casualty insurance products in all 50 states and the District of Columbia exclusively through independent insurance agencies and wholesale brokers. In our personal insurance segment we primarily provide personal auto and homeowners to the personal insurance market. In our business insurance segment we primarily provide commercial auto, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. In our specialty insurance segment we provide commercial coverages, including workers’ compensation coverage for both legacy State Auto Group and RTW, Inc.’s insurance subsidiaries, which require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

The following tables set forth a summary of our SAP underwriting loss and SAP combined ratio for each of our insurance segments for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30, 2011
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums	$208.9		92.1		74.1		375.1

Earned premiums	198.5		94.3		64.0		356.8
Losses and loss expenses	177.8	89.5	84.5	89.6	52.2	81.7	314.5	88.1
Underwriting expenses	54.4	26.1	40.5	43.9	28.9	39.0	123.8	33.0

SAP underwriting loss and SAP combined ratio	$(33.7)	115.6	(30.7)	133.5	(17.1)	120.7	(81.5)	121.1

($ millions)	Three months ended September 30, 2010
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums	$217.1		92.8		41.4		351.3

Earned premiums	201.7		95.3		21.0		318.0
Losses and loss expenses	142.0	70.4	76.1	79.9	12.7	60.3	230.8	72.6
Underwriting expenses	60.2	27.7	35.3	38.1	16.3	39.2	111.8	31.8

SAP underwriting loss and SAP combined ratio	$(0.5)	98.1	(16.1)	118.0	(8.0)	99.5	(24.6)	104.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended September 30, 2011
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums (1)	$610.1		289.3		239.9		1,139.3

Earned premiums	604.0		283.8		171.6		1,059.4
Losses and loss expenses	579.4	95.9	249.6	88.0	128.8	75.1	957.8	90.4
Underwriting expenses	157.6	25.8	121.9	42.1	92.1	38.4	371.6	32.6

SAP underwriting loss and SAP combined ratio	$(133.0)	121.7	(87.7)	130.1	(49.3)	113.5	(270.0)	123.0

($ millions)	Nine months ended September 30, 2010
	Personal	Ratio	Business	Ratio	Specialty	Ratio	Total	Ratio
Written premiums (2)	$625.3		291.3		89.3		1,005.9

Earned premiums	594.7		287.9		47.3		929.9
Losses and loss expenses	439.7	73.9	208.3	72.4	31.8	67.0	679.8	73.1
Underwriting expenses	178.2	28.5	111.7	38.4	35.1	39.2	325.0	32.3

SAP underwriting loss and SAP combined ratio	$(23.2)	102.4	(32.1)	110.8	(19.6)	106.2	(74.9)	105.4

(1)

Includes a one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers to our specialty insurance segment on January 1, 2011, in conjunction with the 2011 pooling change. In connection with this unearned premium transfer, we paid a one-time ceding commission of $8.3 million to the Rockhill Insurers. Combined, these one-time transactions benefitted our specialty insurance segment’s statutory expense ratio by 2.3 points and total expense ratio by 0.3 points.

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

The following table sets forth the reconciliation of the one-time impact on net written premiums for the nine months ended September 30, 2011, of the unearned premiums transferred by the Rockhill Insurers on January 1, 2011, in conjunction with the 2011 pooling change:

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Personal auto	$370.3	—	370.3
Homeowners	212.2	—	212.2
Other personal	27.6	—	27.6

Total personal	610.1	—	610.1

Business insurance segment:
Commercial auto	71.7	—	71.7
Commercial multi-peril	82.2	—	82.2
Fire & allied lines	70.3	—	70.3
Other & product liability	48.6	—	48.6
Other commercial	16.5	—	16.5

Total business	289.3	—	289.3

Specialty insurance segment:
RED	97.3	—	97.3
Rockhill	77.3	24.3	53.0
Workers’ compensation	65.3	9.8	55.5

Total specialty	239.9	34.1	205.8

Total net written premiums	$1,139.3	34.1	1,105.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the reconciliation of the one-time impact on net written premiums for the nine months ended September 30, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes:

($ millions)	Net Written Premiums Reconciliation Table
	Including pooling change	Pooling change impact	Excluding pooling change
Personal insurance segment:
Personal auto	$394.2	(2.1)	396.3
Homeowners	205.7	—	205.7
Other personal	25.4	—	25.4

Total personal	625.3	(2.1)	627.4

Business insurance segment:
Commercial auto	74.1	—	74.1
Commercial multi-peril	75.2	—	75.2
Fire & allied lines	72.5	—	72.5
Other & product liability	52.2	—	52.2
Other commercial	17.3	—	17.3

Total business	291.3	—	291.3

Specialty insurance segment:
RED	56.1	0.7	55.4
Rockhill	2.5	—	2.5
Workers’ compensation	30.7	—	30.7

Total specialty	89.3	0.7	88.6

Total net written premiums	$1,005.9	(1.4)	1,007.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment Revenue

Net written premiums for our personal insurance segment represented 55.7%, and 61.8% of our total consolidated net written premiums for the three months ended September 30, 2011 and 2010, respectively, and 55.2% and 62.3% of our total consolidated net written premiums for the nine months ended September 30, 2011 and 2010, respectively. The percentage decrease in this segment’s share of our total consolidated net written premiums was primarily due to a decrease in net written premiums generated from this segment and an increase in the net written premiums generated from our specialty insurance segment, discussed below. This change is consistent with our long term plan for product diversification.

The following table sets forth a summary of written premium, net of reinsurance, by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premium Reconciliation Tables above).

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2011	2010	% Change	2011	2010	% Change
Personal insurance segment:
Personal auto	$123.5	134.1	(7.9)	$370.3	396.3	(6.6)
Homeowners	76.3	74.8	2.0	212.2	205.7	3.2
Other personal	9.1	8.2	11.0	27.6	25.4	8.7

Total personal	$208.9	217.1	(3.8)	$610.1	627.4	(2.8)

Personal auto net written premiums for the three and nine months ended September 30, 2011 decreased 7.9% and 6.6%, respectively, compared to the same 2010 periods. The loss of premiums caused by the sale of our nonstandard automobile insurance subsidiary, SA National, in 2010 accounted for a significant portion of this decrease. While we are experiencing a decline in premiums in our personal auto business, we continue to grow premiums in several states consistent with our strategy to expand our geographic footprint outside the Midwest. Much of this premium growth is from our expansion states of Texas, Colorado, Connecticut and Georgia. While the personal auto quote activity continues to be strong, we are experiencing a slowdown in new business and a lower issue-to-quote ratio which we believe is attributable to the impact of our rate increases. We also have a high percentage of auto policies for which we write the companion home policy. Consequently, we believe the aggressive actions we have been implementing to address profit levels in homeowners is impacting the entire account and causing the loss of some auto policies, which is also contributing to the slowdown of new business.

Homeowners net written premiums for the three and nine months ended September 30, 2011 increased 2.0% and 3.2%, respectively, compared to the same 2010 periods. The primary driver contributing to this premium growth was rate increases. While we have seen declines in our policy counts from our core states of Ohio, Kentucky, and Indiana, we have seen policy count growth in states that we have either expanded into or identified as profitable growth opportunities. We continue to aggressively address our rate needs.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment Revenue

In our business insurance segment, our accounts are primarily small-to-medium sized exposures where we offer a broad range of both property and liability coverage. Net written premiums for our business insurance segment represented 24.6% and 26.4% of our total consolidated net written premiums for the three months ended September 30, 2011 and 2010, respectively, and 26.2% and 28.9% of our total consolidated net written premiums for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth a summary of written premiums, net of reinsurance, by major product line of business for our business insurance segment for the three and nine months ended September 30, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2011	2010	% Change	2011	2010	% Change
Business insurance segment:
Commercial auto	$21.6	22.3	(3.1)	$71.7	74.1	(3.2)
Commercial multi-peril	27.5	25.4	8.3	82.2	75.2	9.3
Fire & allied lines	22.9	23.5	(2.6)	70.3	72.5	(3.0)
Other & product liability	14.8	16.0	(7.5)	48.6	52.2	(6.9)
Other commercial	5.3	5.6	(5.4)	16.5	17.3	(4.6)

Total business	$92.1	92.8	(0.8)	$289.3	291.3	(0.7)

Net written premiums for the business insurance segment for the three and nine months ended September 30, 2011 decreased 0.8% and 0.7%, respectively, compared to the same 2010 periods. Business insurance continues to be impacted by rate competition, general economic conditions, and depressed premium bases, such as payrolls, sales and number of vehicles, as well as ease of doing business issues. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure decreased slightly in 2010, and this trend has continued through the first nine months of 2011. We experienced a single digit increase in premiums related to new business, in the third quarter 2011. Despite new business growth, we believe it will be difficult to generate measurable premium growth in our current book of business given the continued impact of the economy on premium bases. However, we are seeking to balance our traditional underwriting discipline with new products and pricing tools that support the production of profitable new business.

In 2011, we began introducing policy download capabilities for most business insurance lines, which allows agents to import policy information directly into their agency management systems to better serve their clients. Commercial auto is currently available for our agents to download, and we expect to have download capabilities available for our businessowners and workers’ compensation lines by the end of 2011.

We have also expanded the eligibility of our businessowners products to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering these products in our businessowners program leverages our bizXpressSM technology, simplifies agents’ rating and submission processes, and offers broader base coverages for these types of risks. In 2010, we completed the implementation of our enhanced businessowners product, BOP Choice, which has been introduced into 30 states. The majority of our new business premium has been generated from this new product, which is included in our commercial multi-peril line. Our

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

product revisions have also produced a greater proportion of casualty business, which we believe is desirable given our Midwest property concentrations.

Specialty Insurance Segment Revenue

In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. Net written premiums for our specialty insurance segment represented 19.8% and 11.8% of our total consolidated net written premiums for the three months ended September 30, 2011 and 2010, respectively, and 18.6% and 8.8% of our total consolidated net written premiums for the nine months ended September 30, 2011 and 2010, respectively. In addition to an overall increase in the net written premiums generated by this segment, the percentage increase in this segment’s share of our total consolidated net written premiums was impacted by the decrease in net written premiums in our personal insurance segment, discussed above. This change is consistent with our long term plan for product diversification.

The following table sets forth a summary of written premiums, net of reinsurance, by unit for our specialty insurance segment for the three and nine months ended September 30, 2011 and 2010. The one-time impacts of the 2011 and 2010 pooling changes have been excluded from 2011 and 2010 to present net written premiums on a comparative basis (see Net Written Premiums Reconciliation Tables above).

($ millions)	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
	2011	2010	% Change	2011	2010	% Change
Specialty insurance segment:
RED	$38.0	31.0	22.6	$97.3	55.4	75.6
Rockhill	17.2	0.9	1,811.1	53.0	2.5	2,020.0
Workers’ compensation	18.9	9.5	98.9	55.5	30.7	80.8

Total specialty	$74.1	41.4	79.0	$205.8	88.6	132.3

Net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2011 increased $32.7 million and $117.2 million, respectively, compared to the same 2010 periods. The increase in net written premiums for the specialty insurance segment was principally driven by the addition of the Rockhill Insurers’ business to the Pooling Arrangement and increased business written through our RED unit.

Net written premiums for our RED unit for the three and nine months ended September 30, 2011 increased $7.0 million and $41.9 million compared to the same 2010 periods. This business was new to us in 2010, as the underwriting management agreement with RED went into effect during the fourth quarter 2009. Commercial auto coverage contributed to this growth for the three and nine month periods.

The premium growth in the Rockhill and workers’ compensation units was primarily due to the addition of the Rockhill Insurers’ business into the Pooling Arrangement in 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth, on a pro forma basis, specialty insurance segment net written premiums for the three and nine months ended September 30, 2011 and 2010, as if the Rockhill Insurers’ business had been included in our net written premium results for the three and nine months ended September 30, 2010.

	Three months ended September 30			Nine months ended September 30
($ millions)	Net Written Premiums
	2011	Pro Forma 2010	% Change	2011	Pro Forma 2010	% Change
Specialty insurance segment:
RED	$38.0	31.0	22.6	$97.3	55.4	75.6
Rockhill	17.2	10.7	60.7	53.0	41.6	27.4
Workers’ compensation	18.9	15.6	21.2	55.5	48.4	14.7

Total specialty	$74.1	57.3	29.3	$205.8	145.4	41.5

On a pro forma basis, net written premiums for our Rockhill unit for the three and nine months ended September 30, 2011 increased $6.5 million and $11.4 million, respectively, compared to the same 2010 periods. The three and nine month increases were impacted by the following.

•	Increased business opportunities resulting from the Rockhill Insurers’ A.M. Best ratings upgrade from A- to A in 2011.
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
•

Recent changes in the structure of two liability lines reinsurance programs, which resulted in our retaining additional written premium of $5.8 million and $9.4 million for the three and nine months ended September 30, 2011, respectively. See “Liquidity and Capital Resources – Reinsurance Arrangements” section in this Item for recent changes to these programs.

On a pro forma basis, net written premiums for our workers’ compensation unit for the three and nine months ended September 30, 2011 increased by $3.3 million and $7.1 million, respectively, when compared to the same 2010 periods. The premium growth in our workers’ compensation unit was driven by increased renewal retention and rate increases in our larger accounts, which we believe is an indication that pricing levels within this line of business are improving.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Loss and LAE

The following tables set forth our insurance segments’ SAP loss and LAE ratios by major lines of business with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2011 and 2010:

	($ millions)
Three months ended September 30, 2011 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$121.4	$3.8	$87.4	$91.2	3.1	72.0	75.1
Homeowners	68.3	39.4	40.0	79.4	57.9	58.4	116.3
Other personal	8.8	2.3	4.9	7.2	25.6	55.6	81.2
Total personal	198.5	45.5	132.3	177.8	22.9	66.6	89.5

Business insurance segment:
Commercial auto	23.5	0.7	16.4	17.1	2.8	70.0	72.8
Commercial multi-peril	26.0	5.7	17.0	22.7	21.8	65.7	87.5
Fire & allied lines	23.3	8.0	15.8	23.8	34.3	68.0	102.3
Other & product liability	16.2	—	19.3	19.3	—	119.1	119.1
Other commercial	5.3	—	1.6	1.6	(0.6)	30.0	29.4
Total business	94.3	14.4	70.1	84.5	15.1	74.5	89.6
Specialty insurance segment	64.0	0.9	51.3	52.2	1.5	80.2	81.7
Total SAP	$356.8	$60.8	$253.7	$314.5	17.0	71.1	88.1

	($ millions)
Three months ended September 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$128.4	$0.6	$84.0	$84.6	0.4	65.5	65.9
Homeowners	65.1	15.6	35.3	50.9	23.9	54.3	78.2
Other personal	8.2	1.3	5.2	6.5	16.6	61.6	78.2
Total personal	201.7	17.5	124.5	142.0	8.7	61.7	70.4

Business insurance segment:
Commercial auto	24.5	—	20.3	20.3	0.1	83.2	83.3
Commercial multi-peril	24.0	1.4	15.0	16.4	5.6	62.4	68.0
Fire & allied lines	24.1	4.8	14.7	19.5	19.9	60.8	80.7
Other & product liability	16.9	—	16.2	16.2	—	95.8	95.8
Other commercial	5.8	—	3.7	3.7	1.1	63.9	65.0
Total business	95.3	6.2	69.9	76.1	6.6	73.3	79.9
Specialty insurance segment	21.0	—	12.7	12.7	—	60.3	60.3
Total SAP	$318.0	$23.7	$207.1	$230.8	7.5	65.1	72.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)
Nine months ended September 30, 2011 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$373.0	$16.7	$259.0	$275.7	4.5	69.4	73.9
Homeowners	204.7	153.0	127.8	280.8	74.8	62.4	137.2
Other personal	26.3	8.1	14.8	22.9	30.7	56.6	87.3
Total personal	604.0	177.8	401.6	579.4	29.4	66.5	95.9

Business insurance segment:
Commercial auto	70.4	3.1	46.1	49.2	4.4	65.6	70.0
Commercial multi-peril	76.8	22.8	46.1	68.9	29.7	60.0	89.7
Fire & allied lines	71.1	27.4	47.1	74.5	38.6	66.2	104.8
Other & product liability	49.1	—	50.6	50.6	—	103.1	103.1
Other commercial	16.4	0.8	5.6	6.4	4.4	34.3	38.7
Total business	283.8	54.1	195.5	249.6	19.0	69.0	88.0
Specialty insurance segment	171.6	1.0	127.8	128.8	0.6	74.5	75.1
Total SAP	$1,059.4	$232.9	$724.9	957.8	22.0	68.4	90.4

	($ millions)
Nine months ended September 30, 2010 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & LAE	Non-Cat Loss & LAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
Personal insurance segment:
Personal auto	$379.6	$5.9	$240.7	$246.6	1.5	63.5	65.0
Homeowners	190.6	57.3	118.9	176.2	30.0	62.4	92.4
Other personal	24.5	4.4	12.5	16.9	18.3	50.2	68.5
Total personal	594.7	67.6	372.1	439.7	11.4	62.5	73.9

Business insurance segment:
Commercial auto	74.3	1.5	45.3	46.8	2.0	61.1	63.1
Commercial multi-peril	70.9	7.3	42.8	50.1	10.2	60.3	70.5
Fire & allied lines	73.5	14.4	41.7	56.1	19.7	56.6	76.3
Other & product liability	52.1	—	48.3	48.3	—	92.7	92.7
Other commercial	17.1	0.5	6.5	7.0	3.1	38.5	41.6
Total business	287.9	23.7	184.6	208.3	8.2	64.2	72.4
Specialty insurance segment	47.3	—	31.8	31.8	—	67.0	67.0
Total SAP	$929.9	$91.3	$588.5	$679.8	9.8	63.3	73.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our total SAP cat loss ratios for the three and nine months ended September 30, 2011 were 17.0 and 22.0, respectively, compared to 7.5 and 9.8 for the same 2010 periods. Included in our catastrophe losses for the third quarter was a $25.5 million or 7.1 point increase in the estimate of prior quarter catastrophe losses, as well as losses from Hurricane Irene, both of which impacted homeowners. The increase in prior quarter catastrophe losses reflected increased estimates of claim severity as well as unexpected reporting patterns of losses in excess of $50,000. Included in our catastrophe losses for the nine months ended September 30, 2011 were the Tuscaloosa, Alabama and Joplin, Missouri tornadoes. Approximately 60% of the losses generated from these catastrophes were concentrated in five states: Tennessee, Missouri, Ohio, Texas and Alabama. The frequency and severity of these storm losses were greater than what we have experienced in the past with higher levels of total losses affecting homes, businesses and cars.

In the personal insurance segment, the total SAP non-cat loss ratios for the three and nine months ended September 30, 2011 increased 4.9 points and 4.0 points, respectively, from the same 2010 periods. For the three and nine months ended September 30, 2011, our personal auto line of business was impacted by increases in liability claim frequency, including an increase in the number of large losses. For the three months ended September 30, 2011, our homeowners SAP non-cat loss ratio was negatively impacted by an increase in the number and severity of large non-weather related losses. For the nine months ended September 30, 2011 our homeowners SAP non-cat loss ratio was flat when compared to the same 2010 period. We continue to file rate increases in the high single to low double digit range in the homeowners line of business.

We continue to implement strategies to improve our homeowner results. As of third quarter 2011, our CustomFitSM homeowners product, which uses by-peril rating, had been deployed in 15 states, with plans of deployment in one additional state during 2011. We have placed a priority of introducing our CustomFit homeowners product in states which have historically experienced adverse catastrophe experience. States in which CustomFit homeowners is currently offered or will be offered in 2011 represent approximately 75% of our homeowners premium and account for 82% of our five year wind/hail losses.

In addition to rate increases and the continued deployment of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies, which includes the review of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and/or the application of other loss mitigation tools for use by that agency, all with the purpose of improving operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss consistent with our loss settlement practices. In addition, we have implemented mandatory wind and hail deductibles in 19 states.

In the business insurance segment, the total SAP non-cat loss ratios for the three and nine months ended September 30, 2011 increased 1.2 points and 4.8 points, respectively, from the same 2010 periods. The increase in this segment’s total SAP non-cat loss ratio for the nine months ended September 30, 2011 from the same 2010 period was due primarily to an increase in weather related losses in the fire & allied lines and an increase in the number of large losses in the commercial auto and other & product liability lines. Intense competition in the business insurance segment continues to impact our ability to implement price increases. However, we continue to use modeled pricing in some lines of business to more accurately price individual accounts. In addition, new deductible guidelines have been introduced to require higher, wind only deductibles on risks that have multiple buildings at a single location susceptible to identified wind zones.

In the specialty insurance segment, the total SAP non-cat loss ratios for the three and nine months ended September 30, 2011 increased 19.9 points and 7.5 points, respectively, from the same 2010 periods. For the three and nine months ended September 30, 2011, the changes were primarily driven by an increase in reserves of $5.4 million in certain life time disability claims in the workers’ compensation line of business with approximately 60% of these losses occurring prior to 2006, as well as higher levels of large losses in the commercial auto line of business.

Over the past 18 months, we have implemented a number of changes to our liability claim handling process, which we believe have accelerated the reserving and resolution of outstanding liability claims. While we believe these actions will better control indemnity payouts and legal expenses in the long term, in the short term, we believe that such actions are increasing the number, but

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

not the severity, of large casualty losses. We define a large loss as any claim, either newly or previously reported, which produces an incurred amount greater than $100,000 in the period. We expect the impact of this more active claim file management to level out in the coming quarters.

The following table sets forth loss and loss expenses payable by major line of business at September 30, 2011 and December 31, 2010:

($ millions)	September 30, 2011	December 31, 2010	January 1, 2011 (1)	$ Change (2)
Personal insurance segment:
Personal auto	$242.8	247.7	247.7	(4.9)
Homeowners	114.4	80.7	80.7	33.7
Other personal	16.2	12.8	12.8	3.4

Total personal	373.4	341.2	341.2	32.2

Business insurance segment:
Commercial auto	95.8	99.2	99.2	(3.4)
Commercial multi-peril	97.8	92.0	92.0	5.8
Fire & allied lines	38.7	31.4	31.4	7.3
Other & product liability	195.9	183.1	183.1	12.8
Other business	4.9	5.2	5.2	(0.3)

Total business	433.1	410.9	410.9	22.2

Specialty insurance segment	304.0	122.1	246.6	57.4

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$1,110.5	874.2	998.7	111.8

(1)

The December 31, 2010 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed from the Rockhill Insurers on January 1, 2011 due to the 2011 pooling change.

(2)	Calculated based on September 30, 2011 change from January 1, 2011.

Loss and loss expenses payable increased $111.8 million since January 1, 2011, due to catastrophe related losses in our homeowners, commercial multi-peril and fire & allied lines of business and growth in the specialty insurance segment. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratios were 34.0 and 32.8 for the three months ended September 30, 2011 and 2010, respectively, and 33.6 and 33.3 for the nine months ended September 30, 2011 and 2010, respectively.

Acquisition costs are typically deferred and amortized over the same period in which the related premiums are earned. On a quarterly basis, we review the loss ratio expectations used to determine our deferrable level of acquisition costs. Changes in these expectations will either increase or decrease the level of current period acquisition costs to be deferred when compared to prior periods and the rate of amortization of beginning period deferred costs over the remaining policy period. Changes to our loss ratio expectations, along with changes to our mix of business, may cause fluctuations in our expense ratio between quarterly periods. The difference between 2011 and 2010 quarterly expense ratio levels is primarily due to loss ratio expectations and mix of business between the two periods. On a 2011 year-to-date basis, the expense ratio was comparable to the same 2010 period.

Investment Operations Segment

For a more detailed discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2010 Form 10-K.

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2011 and December 31, 2010:

($ millions)	September 30, 2011	% of Total	December 31, 2010	% of Total
Cash and cash equivalents	$186.7	7.3	$88.3	3.7
Fixed maturities, at fair value:
Fixed maturities	1,781.4	70.0	1,705.2	71.2
Treasury inflation-protected securities	259.7	10.2	195.5	8.2

Total fixed maturities	2,041.1	80.2	1,900.7	79.4
Notes receivable from affiliate (1)	70.0	2.7	70.0	2.9
Equity securities, at fair value:
Large-cap securities	142.9	5.6	211.1	8.8
Small-cap securities	39.5	1.6	45.1	1.9

Total equity securities	182.4	7.2	256.2	10.7
Other invested assets, at fair value:
International instruments	60.9	2.4	75.3	3.1
Other invested assets	4.4	0.2	4.4	0.2

Total other invested assets, at fair value	65.3	2.6	79.7	3.3
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,546.0	100.0	$2,395.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.0	49.2
Due after 1 year through 5 years	378.1	393.1
Due after 5 years through 10 years	542.8	579.9
Due after 10 years	561.2	595.1
U.S. government agencies residential mortgage-backed securities	405.0	423.8

Total	$1,936.1	2,041.1

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.09 and 5.01 as of September 30, 2011 and December 31, 2010, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2011 and 2010:

($ millions)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Gross investment income:
Fixed maturities	$18.4	17.1	$60.2	54.1
Equity securities	1.1	1.4	3.8	4.0
Other	1.4	1.4	4.2	4.1

Total gross investment income	20.9	19.9	68.2	62.2
Less: Investment expenses	0.6	0.6	1.7	1.6

Net investment income	$20.3	19.3	$66.5	60.6

Average invested assets (at cost)	$2,425.4	2,252.8	$2,403.4	2,220.6
Annualized investment yield	3.3%	3.4	3.7%	3.6
Annualized investment yield, after tax	2.7%	2.8	2.9%	3.0
Net investment income, after tax	$16.4	15.8	$52.1	49.5
Effective tax rate	19.0%	17.8	21.6%	18.4

Net investment income for the three and nine months ended September 30, 2011 increased by $1.0 million and $5.9 million, respectively, when compared to the same 2010 periods. The results of our net investment income were primarily driven by the amortized cost value of our Treasury Inflation-Protected Securities (“TIPS”), which increased to $236.1 million at September 30,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

2011, from $152.0 million at September 30, 2010. For the three and nine months ended September 30, 2011, income earned on our TIPS, which is dependent on changes in the CPI Index, was $1.8 million and $9.4 million, respectively, an increase of $1.2 million and $6.4 million, respectively, when compared to the same 2010 periods.

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and nine months ended September 30, 2011:

($ millions)	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$1.1	37.3	$2.9	107.5
Equity securities	13.7	47.3	31.4	110.1
Other invested assets	2.1	10.2	2.1	10.2

Total realized gains	16.9	94.8	36.4	227.8

Realized losses:
Fixed maturities – Sales	—	—	—	—
Equity securities:
Sales	(2.3)	6.3	(5.3)	26.0
OTTI	(4.4)	—	(5.3)	—

Total realized losses	(6.7)	6.3	(10.6)	26.0

Net realized gains on investments	$10.2	101.1	$25.8	253.8

During the nine months of 2011, equity sales were executed for various reasons, including: (i) in response to negative outlook announcements or changes in business conditions which in our opinion diminished the future business prospects of certain securities, (ii) in response to achievement of our price target for certain securities, and (iii) in order to position our equity holdings in line with our investment policy.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2010 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2011 and 2010.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Large-cap securities	1	$(0.2)	1	$(0.2)
Small-cap securities	37	(4.2)	54	(5.1)

Total OTTI	38	$(4.4)	55	$(5.3)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at September 30, 2011, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2011:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$478.6	$30.1	106	$(0.1)	4	$508.6
Obligations of states and political subdivisions	812.0	44.9	367	—	3	856.9
Corporate securities	240.5	11.9	80	(0.6)	14	251.8
U.S. government agencies residential mortgage-backed securities	405.0	19.5	129	(0.7)	17	423.8

Total fixed maturities	1,936.1	106.4	682	(1.4)	38	2,041.1

Equity securities:
Large-cap securities	138.6	14.2	33	(9.9)	24	142.9
Small-cap securities	34.9	4.6	69	—	—	39.5

Total equity securities	173.5	18.8	102	(9.9)	24	182.4
Other invested assets	56.7	8.6	2	—	1	65.3

Total available-for-sale investments	$2,166.3	$133.8	786	$(11.3)	63	$2,288.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains (losses) by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at September 30, 2011 and December 31, 2010, and the change in unrealized holding gains (losses), net of deferred tax, for the nine months ended September 30, 2011:

($ millions)	September 30, 2011	December 31, 2010	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$105.0	38.4	66.6
Equity securities	8.9	56.0	(47.1)
Other invested assets	8.6	15.3	(6.7)

Unrealized gains	122.5	109.7	12.8
Deferred federal income tax liability	(42.9)	(38.4)	(4.5)

Unrealized gains, net of tax	$79.6	71.3	8.3

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2011 and December 31, 2010.

As of September 30, 2011, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2011, our net deferred tax asset, excluding the valuation allowance, totaled $144.3 million compared to $86.3 million at December 31, 2010. The increase in the September 30, 2011 balance primarily related to the net operating loss carry-forward reflecting the impact of storm losses for the nine months ended September 30, 2011. The magnitude of our second quarter catastrophe losses from unprecedented storms experienced industry wide, which by far exceeded our projections, has resulted in an expectation that we will report a pre-tax loss in 2011 and have a taxable loss for the year. We considered both positive and negative evidence and concluded that a valuation allowance of $115.0 million should be established at June 30, 2011. The valuation allowance increased to $143.8 million at September 30, 2011. Total tax expense for the three and nine months ended September 30, 2011 included $28.9 million and $143.8 million, respectively, related to the change in the valuation allowance for such periods. The following table sets forth, the components of our federal income tax expense for the three and nine months ended September 30, 2011.

($ millions)	Three Months Ended September 30	Nine Months Ended September 30
	2011	2011
Loss before federal income taxes	$(52.0)	$(174.2)

Current tax benefit	0.3	(6.4)
Deferred tax benefit	(22.5)	(64.2)

	(22.2)	(70.6)

Valuation allowance	28.9	143.8

Total Federal income tax expense	6.7	73.2

Net loss	$(58.7)	$(247.4)

In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets. Until that time, as we report net earnings and generate taxable income, we do not expect our consolidated statement of income to reflect any federal income tax expense as we utilize our net operating loss carry-forward and release a corresponding amount of the net deferred tax asset valuation allowance, unless we are in an “exception” position as described by ASC 740. ASC 740 requires all sources of other income, including other comprehensive income, to be considered when there is an expected loss from continuing operations for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations when assessing the realizability of deferred tax assets. Alternatively, any reported

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

losses will add to our net operating loss carry-forward position and be reserved against by adding to the net deferred tax asset valuation allowance. See Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

As described above, under the normal Pooling Arrangement procedures, STFC Pooled Companies settle their quarterly activity with State Auto Mutual within 45 days following each quarter. However, due to the unprecedented level of catastrophe loss activity in the second quarter of 2011, significant claim payment activity made by State Auto Mutual continued into the third quarter of 2011. The STFC Pooled Companies paid State Auto Mutual their share of catastrophe losses during the quarter as claims were paid by State Auto Mutual. This early settlement amounted to $32.1 million.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2011 and December 31, 2010, we had $186.7 million and $88.3 million, respectively, in cash and cash equivalents, and $2,288.8 million and $2,236.6 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale are $79.7 million and $72.2 million, respectively, of securities on deposit with insurance regulators as required by law at September 30, 2011 and December 31, 2010. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

Net cash provided by operating activities was $34.4 million for the first nine months of 2011, which included a cash inflow of $69.1 million from the Rockhill Insurers’ related to the 2011 pooling change.

Our net loss for the nine months ended September 30, 2011 include a non-cash charge of $143.8 million to establish a valuation allowance against our net deferred tax asset, which did not impact our cash flows from operations.

Net cash provided by investing activities was $80.4 million for the first nine months of 2011, compared to net cash used in investing activities of $73.6 million. As funds become available we are holding higher levels of cash in anticipation of a pooling change.

Capital Position

At September 30, 2011 our stockholders’ equity was $601.2 million, as compared to $851.8 million at December 31, 2010. This decline was the result of our previously discussed second and third quarter 2011 losses primarily caused by weather-related catastrophes and the establishment of a valuation allowance against our net deferred tax assets. The statutory capital levels of our insurance subsidiaries were likewise impacted by these events. At September 30, 2011, the statutory surplus of our insurance subsidiaries was $472.9 million, as compared to $783.0 million at December 31, 2010.

The net premiums written to surplus ratio, also called the leverage ratio, is a SAP ratio designed to measure the ability of an insurer to absorb losses. The leverage ratio is calculated by dividing the net statutory premiums written for a rolling 12-month period by the ending statutory surplus for the period. For example, a leverage ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premium. At September 30, 2011, the leverage ratio for our insurance subsidiaries was 3.1, as compared to a leverage ratio of 1.7 at December 31, 2010.

We are taking the following steps to improve our capital position and leverage ratio.

Our Board of Directors has approved proposed changes to the Pooling Arrangement. The proposed changes are to be effective December 31, 2011, and include changing the overall participation percentages of the STFC Pooled Companies and the Mutual Pooled Companies to 65% and 35%, respectively, from their current percentages of 80% and 20%, respectively. These proposed changes are to be effective December 31, 2011, and are subject to regulatory approval by various departments of insurance. The proposed changes will improve the leverage ratio of our insurance subsidiaries. If approved, and in conjunction with these changes, the STFC Pooled Companies will transfer net assets (cash and/or investment securities) of approximately $275.0 million to $325.0 million to the Mutual Pooled Companies for the net liabilities transferred. The transfer is not expected to have a material impact on our stockholders’ equity or book value per share.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth, on a pro forma basis, for the nine months ended September 30, 2011, the statement of income before federal income taxes, as if the STFC Pooled Companies pooling participation percentage for earned premiums, losses and loss expenses and certain acquisition and operating expenses had been 65%. Additionally, the pro forma presentation reflects the impact of the reduced pooling percent on average invested assets, which was assumed to be approximately $300.0 million at an assumed annual investment yield of 3.7%:

($ millions)	Nine months ended September 30
	2011	2011
	As reported	Pro Forma

Earned premiums	$1,059.4	$860.7
Net investment income	66.5	58.1
Net realized gain on investments	24.9	24.9
Other income	1.8	1.8

Total revenues	1,152.6	945.5

Losses and loss expenses	959.5	780.1
Acquisition and operating expenses	355.6	290.5
Interest expense	5.4	5.4
Other expenses	6.3	6.3

Total expenses	1,326.8	1,082.3

Loss before federal income taxes	$(174.2)	$(136.8)

GAAP combined ratio:
Expense ratio	90.6%	90.6%
Loss and LAE ratio	33.6%	33.7%
Combined ratio	124.2%	124.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We have amended our postretirement health care benefit plan to change eligibility requirements for participation of our employees and certain retirees in this plan. We believe this change will allow us to better manage our overall costs while addressing volatility on our balance sheet. As of September 30, 2011, on a pro forma basis, the estimated pre-tax incremental effect of this change on the condensed consolidated balance sheet would have increased stockholders’ equity by approximately $100.0 million, which includes an estimated pre-tax curtailment gain of approximately $80.0 million.

To further reduce risk and volatility, we plan to put in place by year end a quota share or similar reinsurance solution ceding a significant position of our homeowners business, possibly for a two to three year period. This action will provide us with additional time to complete the aggressive actions we are taking to achieve homeowners’ profitability. We believe this action will improve our capital position by reducing leverage and increasing our statutory surplus while providing additional catastrophe protection. Although we believe such a reinsurance agreement is likely, there is no certainty that this will be finalized by December 31, 2011.

Borrowing Arrangements

Credit Agreement

On September 29, 2011, State Auto Financial terminated its then-current credit agreement and entered into a new credit facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility provides us with a $100.0 million five-year unsecured revolving credit facility maturing in September 2016. During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on a LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2011, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2011 and 2010 were 4.5% and 4.5%, respectively.

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

Our Rockhill unit maintains a property catastrophe excess of loss reinsurance agreement, which was revised as of June 1, 2011 to provide that we retain the first $7.5 million (previously $5.0 million) of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $7.5 million up to $85.0 million (previously $80.0 million) of covered loss, each occurrence.

We also revised the State Auto Group’s excess of loss reinsurance program for workers’ compensation, which is written through our specialty insurance segment, by reducing our retention from $2.0 million to $1.0 million of covered loss and extending the reinsurer’s liability for the excess over $1.0 million (previously $2.0 million) up to $10.0 million.

For certain casualty lines written through the Rockhill unit, we revised Rockhill’s consolidated casualty treaty as of April 1, 2011 to provide that we retain the first $1.0 million (previously $0.5 million) of covered loss and the reinsurers are responsible for 75% of the excess over $1.0 million up to $6.0 million per risk. As of June 1, 2011, we revised our reinsurance agreement on certain property lines written through the Rockhill unit from a quota share agreement in which we retained 25% of all covered losses to an excess of loss agreement in which we retain the first $1.0 million of each covered loss. The reinsurers are responsible for 100% of the excess over $1.0 million up to $15.0 million of covered loss.

As of May 1, 2011, the Rockhill unit terminated its quota share arrangement for its tow truck program due to the 2011 pooling change and the program’s low limits (primarily under $1 million). For this program Rockhill ceded 25% of the property coverage and 50% of the liability coverage under the quota share arrangement.

Historically, the State Auto Group’s reliance on ceded reinsurance is not significant in comparison to the State Auto Group’s total statutory surplus or our total financial position. To minimize the risk of reinsurer default, the State Auto Group cedes only to third-party reinsurers who are rated A- or better by A.M. Best and also utilizes both domestic and international markets to diversify its credit risk. We utilize reinsurance to limit our loss exposure and contribute to our liquidity and capital resources. See also the “Liquidity and Capital Resources – Capital Position” section in this Item for additional information regarding potential changes to our reinsurance agreements.

Except as described in the preceding paragraphs, there have been no material changes in our reinsurance arrangements since December 31, 2010. For a discussion of our reinsurance arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2010 Form 10-K.

Credit and Financial Strength Ratings

On November 9, 2011, Standard & Poor’s announced that it was lowering its credit rating on State Auto Financial from BBB- to BB+ and its financial strength rating on the operating insurance companies of the State Auto Group from A- to BBB+ primarily because of the State Auto Group’s decline in capital adequacy from historical levels, among other factors, and placed the ratings on CreditWatch with negative implications.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles—Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance is not expected to have a material impact on our financial statements.

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

10.1

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English

10.2

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch, Jr.

10.3

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and James A. Yano

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

State Auto Financial Corporation

Date: November 9, 2011	/s/ Steven E. English

Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)