Form 10-K
period 2011-12-31
State Auto Financial CORP
filed 2012-03-12
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $260,243,109.

On March 2, 2012, the Registrant had 40,376,941 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of stockholders to be held May 4, 2012 (the “2012 Proxy Statement”), which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2011

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

State Auto Mutual or our parent company

Refers to State Automobile Mutual Insurance Company, which owns approximately 63% of STFC’s outstanding common shares. State Auto Mutual also owns Risk Evaluation & Design, LLC (“RED”), which acts as a managing general underwriter exclusively for the benefit of our Pooled Companies.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, Farmers, SA Ohio, and, from January 1, 2010 through December 31, 2010, SA National.

Mutual Pooled Companies

Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”) and, as of January 1, 2011, Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”).

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

Rockhill Insurance Group

Refers to Rockhill Holding Company, its insurance subsidiaries, namely RIC, Plaza, American Compensation and Bloomington Compensation, and its other non-insurance subsidiaries, including RTW, Inc. (“RTW”), a holding company that owns 100% of American Compensation and Bloomington Compensation.

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies and Beacon Lloyds.

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

Allocated loss adjustment expenses or ALAE	The costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

Captive insurance arrangement	A closely held insurance arrangement whose primary purpose is to provide insurance coverage to the captive’s owners and/or their affiliates.

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

Generally accepted accounting principles or GAAP	Accounting practices used in the United States of America determined by the Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”).

Incurred but not reported reserves or IBNR	Estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

Loss adjustment expenses or LAE	The expenses of settling claims, including legal and other fees, and the portion of general expenses allocated to claim settlement. LAE is comprised of ALAE and ULAE.

Loss and LAE ratio or loss ratio	For both SAP and GAAP, it is the ratio of incurred losses and LAE to earned premiums.

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

Unallocated loss adjustment expenses or ULAE	The costs incurred in settling claims, such as in-house processing costs, which cannot be associated with a specific claim.

Underwriting gain or loss	Under SAP, earned premiums less loss and LAE and underwriting expenses.

Unearned premiums	The portion of written premiums that applies to the unexpired portion of the policy term. Unearned premiums are not recognized as revenues under both SAP and GAAP.

Wholesale broker

An independent insurance professional who offers specialized insurance products and serves as an intermediary between a retail agent and an insurer, while typically having no contact with the insured. A wholesale broker may represent both admitted and non-admitted insurers, and may offer both standard and excess and surplus lines insurance.

PART I

Item 1. Business

State Auto Financial is an Ohio domiciled property and casualty insurance holding company incorporated in 1990. We are primarily engaged in writing personal and business insurance. State Auto Financial’s subsidiaries include State Auto P&C, Milbank, Farmers, and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.

Our parent company is State Auto Mutual, an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 63% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Florida, SA Wisconsin, Meridian Security, Meridian Citizens Mutual, Beacon National, Patrons Mutual, Litchfield and the Rockhill Insurers, each of which is a property and casualty insurance company. In 2009, State Auto Mutual acquired the Rockhill Insurance Group. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.

Our capital position during 2011 was negatively impacted by a record level of weather-related catastrophes. At the end of 2011, the State Auto Group implemented several capital management actions to improve and better manage our capital position. First, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65%. See “Pooling Arrangement” discussion below included in this Item 1. Second, the State Auto Group entered into a three-year quota share reinsurance agreement with a syndicate of reinsurers covering its homeowners book of business. Third, retiree healthcare benefits were terminated for most active employees and certain retirees. For a more detailed discussion of these actions, see Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Capital Management Actions.”

The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. All of the property and casualty insurance companies in the State Auto Group are admitted insurers, except for RIC, which is a non-admitted insurer. The operations of the State Auto Group are headquartered in Columbus, Ohio.

Our Pooled Companies are rated A (Excellent) by the A.M. Best Company (“A.M. Best”).

FINANCIAL INFORMATION ABOUT SEGMENTS

Since January 1, 2011, our reportable insurance segments have been personal insurance, business insurance and specialty insurance (collectively the “insurance segments”). These insurance segments are aligned consistent with the reporting lines to our principal operating decision makers. Investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 14 to our consolidated financial statements included in Item 8 of this Form 10-K.

PERSONAL AND BUSINESS INSURANCE

Products offered in our personal and business insurance segments are marketed exclusively through retail agents, but the segments are managed separately from each other due to the differences in the types of customers they serve or products they provide or services they offer.

Products

Personal Insurance

In our personal insurance segment, we write standard insurance covering personal exposures to individuals. The primary coverages offered are personal auto and homeowners.

Business Insurance

In our business insurance segment, we write standard insurance covering small-to-medium sized commercial exposures. We offer a broad range of coverages which include commercial auto, commercial multi-peril, business owners, fire & allied and general liability.

Marketing

We market our personal and business insurance through approximately 3,000 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved advertising with selected agencies.

We actively help our agencies develop the professional sales skills of their staffs. Our training programs include both products and sales training conducted in our corporate headquarters. Further, our training programs include disciplined follow-up and coaching for an extended time. Other targeted training sessions are held in our regional headquarters from time to time, as well as in our agents’ offices.

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

Claims

Our internal claims division supports our personal and business insurance segments through emphasis on timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.

We employ a specialized claims model that is skills-based which attempts to yield a quality customer experience regardless of the type and severity of the claim. We staff field adjusters in locations where we have size, scale and density of claims whenever possible to control file quality and enhance customer service. We supplement our field staff with independent adjusters and appraisers in areas in which there is not sufficient volume of claims to warrant staff adjusters.

Claim settlement authority levels are established for each adjuster, supervisor and manager based on his or her level of expertise and experience. Our claims division is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Generally, property or casualty claims estimated to reach $100,000 or above are sent to specialists for direct handling.

We minimize claims adjusting costs by settling as many claims as possible through our internal claims staff and, if possible, by settling disputes regarding automobile physical damage, bodily injury and property insurance claims through arbitration or mediation when appropriate. In addition, selected agents have authority to settle small first party claims, which improves claims service.

We have internal house counsel offices to defend and resolve claims which are in litigation. These offices are strategically placed where we have size, scale and density of legal cases to warrant their existence. We also have a list of highly skilled panel counsel we employ for defending our insureds when appropriate.

Our Claims Express Centers allow us to improve claims efficiency and economy by concentrating the handling of smaller, less complex claims in a centralized environment. We provide claim service 24 hours a day, seven days a week, either through associates in our Claims Express Centers, which are located in Des Moines, Iowa and Columbus, Ohio, or for a few overnight hours, through a third party service provider.

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

INVESTMENT OPERATIONS

The primary objectives of our investment strategy are to maintain adequate liquidity and capital to meet our responsibilities to policyholders; grow long term economic surplus, thereby increasing our capital position; provide a consistent level of income to support operations; and manage investment risk. Our investment portfolio is managed separately from that of our parent company and its subsidiaries and affiliates, and investment results are not shared by our Pooled Companies through the Pooling Arrangement, as described below. Stateco performs investment management services for us and our parent company and its subsidiaries and affiliates, although investment policies implemented by Stateco continue to be set for each company through the Investment Committee of its respective Board of Directors.

For additional discussion regarding our investments, including the market risks related to our investment portfolio, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Operations Segment.”

POOLING ARRANGEMENT

Our Pooled Companies pool their respective insurance business in accordance with a quota share reinsurance agreement which we refer to as the “Pooling Arrangement.” In general, under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business. The participation percentage for the STFC Pooled Companies had been 80% since 2001. Prior to 2011, the Pooling Arrangement covered all property and casualty insurance written by the Pooled Companies except for business written by the Rockhill Insurers. As of January 1, 2011, we added the Rockhill Insurers to the pool with a participation percentage of 0.0%. As of the close of business on December 31, 2011, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts such as accumulated other comprehensive income related to employee benefit plans. See the detailed discussion of our Pooling Arrangement at Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pooling Arrangement.”

GEOGRAPHIC DISTRIBUTION

The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2011:

State	% of Total
Ohio	13.0%
Texas	8.3
Kentucky	7.8
Indiana	5.7
Tennessee	5.4
Minnesota	4.6
Pennsylvania	4.1
Maryland	3.5
Illinois	3.4
Arkansas	3.3
West Virginia	3.2
Michigan	3.1
All others(1)	34.6

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2011.

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

LOSS RESERVES

We maintain reserves for the eventual payment of losses and LAE for both reported claims and IBNR. Loss reserves are management’s best estimate at a given point in time of what we expect to pay to settle all losses incurred as of the end of the accounting period, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to revise our estimate of the liability. The results of our operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the loss reserves currently recorded.

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

The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2011, 2010 and 2009:

($ millions)	Year Ended December 31
	2011	2010	2009
Beginning of Year:
Loss and loss expenses payable	$893.0	840.2	791.2
Less: Reinsurance recoverable on losses and loss expenses payable	18.8	20.8	21.2

Net losses and loss expenses payable(1)	874.2	819.4	770.0
Impact of pooling change, January 1, 2011 and 2010	124.1	(4.0)	—
Provision for losses and loss expenses occurring:
Current year	1,213.3	954.2	899.5
Prior years(2)	(33.3)	(64.6)	(56.2)

Total	1,180.0	889.6	843.3
Loss and loss expense payments for claims occurring during:
Current year	724.2	543.9	524.8
Prior years	369.1	286.9	269.1

Total	1,093.3	830.8	793.9
Impact of pooling change, December 31, 2011	(203.4)	—	—
End of Year:
Net losses and loss expenses payable	881.6	874.2	819.4
Add: Reinsurance recoverable on losses and loss expenses payable	25.5	18.8	20.8

Losses and loss expenses payable(3)	$907.1	893.0	840.2

(1)	Includes net amounts assumed from affiliates of $375.8 million, $346.2 million, and $343.0 million at beginning of year 2011, 2010, and 2009, respectively.
(2)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $376.8 million, $375.8 million, and $346.2 million at end of year 2011, 2010, and 2009, respectively.

The following table sets forth our development of loss reserves from 2001 through 2011. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and LAE recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and LAE for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including IBNR.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported loss reserve as of the end of each succeeding year. For example, through December 31, 2011, we have paid 98.4% of the losses and LAE that had been incurred but not paid, as estimated at December 31, 2001.

The lower portion of the table shows the current estimate of the previously reported loss reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the year end 2001 loss reserve has developed $37.8 million or 7.4% deficient through December 31, 2011. This $37.8 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2003, on claims incurred in 2001 includes the cumulative redundancy or deficiency for years 2001, 2002 and 2003. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 2001, the Pooling Arrangement was amended to increase our share of premiums, losses and expenses. An amount of assets equal to the increase in net liabilities was transferred to us from our parent company in 2001 in conjunction with each year’s respective pooling change. In 2005, the MIGI Insurers were added to the pool and our share of their net liabilities and assets were transferred to us from them. In 2008, Beacon National, the Patrons Insurance Group, State Auto middle market business and voluntary assumed reinsurance from parties affiliated with State Auto Mutual were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. In 2010, SA National and voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009 by State Auto Mutual were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. As of January 1, 2011, the Rockhill Insurers were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. As of December 31, 2011, the overall participation percentage of the STFC Pooled Companies was reduced from 80% to 65%, and accordingly net assets equal to the decrease in net liabilities were transferred by us to the Mutual Pooled Companies. The amount of the assets transferred along with the reserve liabilities assumed/ceded in 2001, 2005, 2008, 2010 and 2011 has been netted against and has reduced/increased the cumulative amounts paid for years prior to 2001, 2005, 2008, 2010 and 2011, respectively.

($ millions)	Years Ended December 31
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net liability for losses and loss expenses payable	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6

Paid (cumulative) as of:
One year later	43.4%	41.2%	36.7%	31.6%	34.9%	34.9%	31.7%	34.9%	35.5%	40.8%	—
Two years later	65.3%	60.8%	53.2%	48.4%	51.1%	50.5%	49.4%	53.2%	53.2%
Three years later	78.4%	71.4%	63.3%	59.6%	60.9%	60.4%	62.6%	62.7%
Four years later	84.4%	77.3%	70.6%	66.1%	66.0%	67.8%	69.1%
Five years later	88.5%	82.3%	74.3%	69.2%	70.3%	71.3%
Six years later	92.3%	85.1%	76.0%	72.3%	72.7%
Seven years later	94.7%	86.4%	78.4%	73.8%
Eight years later	95.9%	88.4%	79.6%
Nine years later	97.8%	89.3%
Ten years later	98.4%

Net liability re-estimate as of:
One year later	102.4%	99.7%	96.5%	93.3%	89.9%	91.7%	95.8%	92.7%	92.1%	96.2%	—
Two years later	105.1%	100.6%	93.2%	87.6%	86.4%	90.5%	93.7%	89.5%	89.1%
Three years later	106.9%	98.8%	91.0%	86.9%	85.6%	88.8%	91.9%	87.9%
Four years later	106.2%	98.5%	90.6%	86.2%	85.3%	87.4%	90.8%
Five years later	107.1%	98.8%	89.8%	85.5%	84.7%	86.9%
Six years later	107.7%	98.4%	89.7%	85.2%	84.4%
Seven years later	107.4%	98.6%	89.7%	84.4%
Eight years later	107.6%	98.6%	89.4%
Nine years later	107.8%	98.1%
Ten years later	107.4%

Cumulative redundancy (deficiency)	$(37.8)	$11.0	$66.9	$102.1	$111.1	$86.6	$59.7	$93.3	$89.0	$33.3	—

Cumulative redundancy (deficiency)	(7.4%)	1.9%	10.6%	15.6%	15.6%	13.1%	9.2%	12.1%	10.9%	3.8%	—

Gross* liability—end of year	$743.7	$862.4	$934.0	$1,006.4	$1,111.1	$1,032.7	$1,029.9	$1,198.6	$1,293.2	$1,391.4	$1,411.9
Reinsurance recoverable	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3
Net liability—end of year	$509.9	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6
Gross liability re-estimated— latest	107.4%	99.0%	92.8%	88.3%	87.8%	89.6%	93.3%	89.8%	90.0%	99.2%	—
Reinsurance recoverable re-estimated—latest	107.5%	100.9%	98.4%	95.4%	93.8%	94.3%	97.7%	93.2%	91.5%	104.5%	—
Net liability re-estimated— latest	107.4%	98.1%	89.4%	84.4%	84.4%	86.9%	90.8%	87.9%	89.1%	96.2%	—

*	Gross liability includes: Direct and assumed losses and loss expenses payable.

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

Reinsurance recoverable	$233.8	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3
Amount netted against assumed from State Auto Mutual	$219.9	$261.5	$291.0	$324.6	$382.4	$358.2	$371.6	$407.4	$453.0	$498.4	$504.8
Net reinsurance recoverable	$13.9	$8.8	$14.2	$25.9	$17.4	$13.5	$11.2	$21.2	$20.8	$18.8	$25.5

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

Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $62.5 million is available in 2012 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $56.4 million and $11.5 million in 2010 and 2009, respectively, from its insurance subsidiaries.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any adverse legislation or regulation in any state in which we conducted business during 2011 which would materially impact our business.

Many of the states in which we operate have passed, considered, or are presently considering legislation restricting or banning the use of “credit scoring” in the rating and risk selection process. The Fair and Accurate Credit Transactions Act, passed by the United States Congress in 2003, directed the Federal Trade Commission (“FTC”) to consult with the Office of Fair Housing and Equal Opportunity on, among other things, how the use of credit information may affect the availability and affordability of property/casualty insurance, and whether the use of certain factors by credit scoring systems could have a disparate impact on minorities. In July of 2007, the FTC released a report on credit scoring and its impact on automobile insurance. The FTC concluded that credit-based scoring is an effective predictor of risk with respect to the issuance of automobile insurance policies to consumers, but has little effect as an indicator of racial or ethnic status of consumers. Despite the FTC’s conclusions, some consumer groups and certain regulatory and legislative entities continue to resist the use of credit scoring in the rating and risk selection process. In 2008, the FTC asked nine of the nation’s largest homeowners insurance companies to provide information that the FTC says will allow it to determine how consumer credit data is used by the companies in underwriting and rate setting in this line of business. The FTC continues to analyze the responses received from the nine insurance companies and expects to issue its report to Congress sometime in the future, though no specific release date has been published. Upon release, the results of the study could affect the future use of credit scoring. Banning or restricting this practice or data mining would limit our ability, and the ability of other carriers, to take advantage of the predictive value of this information.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2011, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.

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

The Federal Insurance Office was established in 2010 by the enactment of the Dodd-Frank Act. The Federal Insurance Office is a separate office within the United States Department of Treasury. The primary objective of the Federal Insurance Office is to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. The Federal Insurance Office also coordinates and develops federal policy on prudential aspects of international insurance matters, including representing the United States in the International Association of Insurance Supervisors, assists in negotiating certain international agreements, monitors access to affordable insurance by traditionally underserved communities and consumers, minorities, and low- and moderate-income persons, and assists in the administration of the terrorism risk insurance program. However, the Federal Insurance Office has no authority as a regulator or supervisor of insurance companies.

EMPLOYEES

As of March 2, 2012, we had 2,451 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.

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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	61	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present.	2006

Steven E. English, Vice President and Chief Financial Officer	51	Vice President of STFC and State Auto Mutual, 5/06 to present; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006

Joel E. Brown, Vice President	54	Vice President, Standard Lines, of STFC and State Auto Mutual, 1/11 to present; Vice President, Personal Lines, and Regional Vice President of STFC and State Auto Mutual, 1/01 to 1/11.	2011

Jessica E. Buss, Vice President, Specialty Lines	40	Vice President, Specialty Lines, of STFC and State Auto Mutual, 1/11 to present; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 1/11; Chief Financial Officer of Rockhill Insurance Company, 11/05 to 11/08.	2011

Clyde H. Fitch, Jr., Senior Vice President and Chief Sales Officer	61	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present; Senior Vice President of Travelers Companies, Inc. for more than five years prior to 11/07.	2007

Stephen P. Hunckler, Vice President and Chief Claims Officer	53	Vice President and Chief Claims Officer of STFC and State Auto Mutual, 8/09 to present; Chief Claims Officer of Balboa Insurance Group 8/06 to 8/09.	2011

Scott A. Jones, Vice President and Chief Investment Officer	47	Vice President and Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12; Portfolio Manager of STFC and State Auto Mutual for more than five years prior to 3/12.	2012

Cynthia A. Powell, Vice President and Treasurer	51	Treasurer of STFC and State Auto Mutual, 6/06 to present; Vice President of State Auto Mutual, 3/00 to present; Vice President of STFC, 5/00 to present.	2000

Lorraine M. Siegworth, Vice President	44	Vice President of STFC and State Auto Mutual, 11/06 to present.	2006

James A. Yano, Vice President, Secretary and General Counsel	60	Vice President, Secretary and General Counsel of STFC and State Auto Mutual, 4/07 to present; Senior Vice President, Secretary and General Counsel of Abercrombie & Fitch Co. 5/05 to 3/07.	2007

(1)	Age as of March 12, 2012.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

Item 1A. Risk Factors

Statements contained in this Form 10-K may be “forward-looking” within the meaning of the Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance. If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, liquidity, capital resources, financial position or results of operations. In that case, the market price of our stock could decline materially. The following list of risk factors is not exhaustive and others may exist or develop.

RESERVES

If our estimated liability for losses and loss expenses is incorrect, our loss reserves may be inadequate to cover our ultimate liability for losses and loss expenses and may have to be increased.

We establish loss reserves based on actuarial estimates of the amount to be paid in the future to settle all claims incurred as of the end of the accounting period. We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of the liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. Our loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, historical settlement patterns, estimates of trends in claims severity and frequency, legal theories of liability and other factors. Variables in the loss reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, trends in loss costs, economic inflation, legal developments and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be a significant reporting lag between the occurrence of an insured event and the time a claim is actually reported to the insurer. We refine loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We record adjustments to loss reserves in the results of operations for the periods in which the estimates are changed. In establishing loss reserves, we take into account estimated recoveries for reinsurance, salvage and subrogation.

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

Our insurance operations expose us to claims arising out of catastrophic events. We have experienced, and will in the future experience, catastrophe losses that may cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our level of profitability or harm our financial condition, which in turn could adversely affect our ability to write new business. Catastrophes can be caused by various natural events, including hurricanes, hailstorms, tornadoes, windstorms, earthquakes, severe winter weather and fires, none of which are within our control. Catastrophe losses can vary widely and could significantly impact our results. The frequency and severity of catastrophes are inherently unpredictable. Additionally, catastrophe losses incurred by residual markets or pooling mechanisms (such as wind pools) in certain states could trigger assessments to us. Such assessments could be material and may not be recoupable, depending on the applicable state mechanism.

The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Accordingly, we can sustain significant losses from less severe catastrophes, such as localized windstorms, when they affect areas where our insured exposure is concentrated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from severe thunderstorms, tornadoes and hail, as well as earthquakes and hurricanes affecting the United States. In the last three years, the largest catastrophe or series of catastrophes affecting STFC’s results of operations in any one year were as follows: in 2011, losses arising from a hurricane, tornadoes, and wind and hail storms, which impacted 32 of our operating states, including Hurricane Irene and devastating tornadoes in Tuscaloosa, Alabama and Joplin, Missouri, which resulted in approximately $130.6 million in pre-tax losses; in 2010, losses from a series of spring storms, including wind and hail in northern Ohio, and floods in the Nashville, Tennessee area, both which affected our auto physical damage results in both personal and business insurance auto lines, which resulted in approximately $22.2 million in pre-tax losses; and in 2009, losses from two winter storms in the South and Midwest, which resulted in approximately $41.1 million in pre-tax losses.

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

Along with others in the industry, we utilize catastrophe models developed by third party vendors to help assess and manage our exposure to catastrophe losses. Such models assume various conditions and probability scenarios and use historical information about catastrophic events, along with detailed information about our business. There are limitations to the usefulness of such models, and they do not necessarily accurately predict future losses. While we use such modeling information in connection with our pricing and risk management activities, there are limitations with respect to the models’ usefulness in predicting losses in any reporting period. Such limitations are evidenced by the occurrence of significant variations in estimates between models and modelers; material increases or decreases in model results due to changes and refinements of the underlying data elements and assumptions; and differences observed between the results of actual event conditions and modeled expectations. Climate change, to the extent it affects changes in weather patterns, could impact the frequency or severity of weather events. Some industry commentators have expressed concerns that hydraulic fracturing or “fracking,” a process which involves drilling deep underground wells and injecting water, chemicals and sand into the rock formations in order to extract oil and gas, may cause seismic activity which, among other things, may affect the frequency of earthquakes. We view fracking as an emerging risk facing the industry.

Our ongoing catastrophe management efforts could negatively impact growth to the extent constraints on property exposures are deemed necessary in certain territories. In addition, due to the potential impact on cross-selling opportunities, new business growth in the auto lines could be negatively affected.

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

Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow appropriate underwriting guidelines;

•	our ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices;

•	changing driving patterns for auto exposures; changing weather patterns (including those which may be related to climate change) for property exposures;

•	changes in the medical sector of the economy;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

Such risks may result in our rates being based on inadequate or inaccurate data or inappropriate assumptions or methodologies, and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, we could under-price risks, which would negatively affect our margins, or we could overprice risks, which could reduce our premium reserves and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.

DIVIDENDS

There can be no assurance that we will continue to pay cash dividends consistent with past levels.

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

We depend in large part on our technology and telecommunication systems for conducting business and processing claims. Our business success is dependent on maintaining the effectiveness of existing technology and telecommunication systems and on their continued development and enhancement to support our business processes and strategic initiatives in a cost effective manner. Since late 2010, we have been involved with the development of a new claims system which we expect to implement for most lines of business during 2012. This initiative has involved a significant commitment of resources. The new system is expected to add functionality and increase our claims efficiency with improved file quality. In spite of our best planning and efforts, it is possible that the system may not be developed within the planned time frame or budget and/or that the expected benefits may not be realized upon implementation.

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

Our business is highly dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour claims contact centers, processing new and renewal business, receiving and processing payment receipts and processing and paying claims. A shut-down of or inability to access one or more of our facilities, a power outage, a pandemic, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity, or if our system or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, receive premium payments, pay claims in a timely manner or perform other necessary corporate functions. This could result in a materially adverse effect on our business results and liquidity and may cause reputational damage.

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

CYBER-SECURITY THREATS

Our highly automated and networked organization is subject to cyber-security threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material effect on our operations.

Our technology and telecommunications systems are highly integrated and connected with other networks. Cyber-attacks involving these systems could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. Cyber-attacks could result in the modification or theft of data, the distribution of false information or the denial of service to users. We obtain, utilize and maintain data concerning individuals and organizations with which we have a business relationship. Threats to data security can emerge and change in rapid fashion, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.

We could be subject to liability if confidential customer information is misappropriated from our technology systems. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business and reputation.

We rely on services and products provided by many vendors. In the event that one or more of our vendors fails to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputational damage.

While we have not experienced material cyber-incidents to date, the occurrence and effects of cyber-incidents may remain undetected for an extended period. We do not carry network-liability insurance concerning cyber-attacks.

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

Effective December 31, 2011, we entered into a three-year quota share reinsurance agreement covering our homeowners line of business. Under this agreement, 75% of our homeowners premium revenues, losses and ALAE are ceded to third party reinsurers. The reduction in net written premiums may put pressure on our expense ratios with respect to underwriting expenses and ULAE. Consistent with our homeowners profitability plans, we expect to constrain homeowners policy count growth in certain states with geographic concentrations and/or unsatisfactory underwriting results.

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

The economy has caused a number of consumers and businesses to decrease their spending, which may impact the demand for our insurance products. For example, declining automotive sales and weaknesses in the housing market generally impact the purchase of our personal auto and homeowners insurance products by consumers and business insurance products by businesses involved in these industries. As unemployment rates continue at high levels, there may be a tendency for the number of workers’ compensation claims to increase, as laid-off and unemployed workers may seek workers’ compensation benefits to replace their lost healthcare benefits. Similarly, uninsured and underinsured motorist claims may rise. Vacated homes and business properties pose increased insurance industry risk.

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

The capital and credit markets have experienced significant volatility and disruption. In some cases, the markets have negatively affected the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be constrained and the cost of any such capital may be significant. Our ability to obtain additional financing will depend on numerous factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Our access to funds may also be constrained if regulatory authorities or rating agencies take negative actions. If certain factors were to occur, our internal sources of liquidity may prove to be insufficient and we may not be able to successfully obtain additional financing on satisfactory terms.

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

Many of the states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in rating and/or risk selection in personal lines of business. Similarly, several states have considered restricting insurers’ rights to use loss history information maintained in various databases by insurance support organizations. These tools help us price our products more fairly and enhance our ability to compete for business that we believe will be profitable. Such regulations would limit our ability, as well as the ability of all other insurance carriers operating in any affected jurisdiction, to take advantage of these tools.

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

The Federal Insurance Office was established in 2010 by the enactment of the Dodd-Frank Act. The Federal Insurance Office is a separate office within the United States Department of Treasury. The primary objective of the Federal Insurance Office is to monitor all aspects of the insurance industry. The Federal Insurance Office also coordinates and develops federal policy on prudential aspects of international insurance matters, including representing the United States in the International Association of Insurance Supervisors, assists in negotiating certain international agreements, monitors access to affordable insurance by traditionally underserved communities and consumers, minorities, and low- and moderate-income persons, and assists in the administration of the terrorism risk insurance program. However, the Federal Insurance Office lacks regulatory authority, and it is not clear how this federal office will coordinate and interact with the NAIC or state insurance regulators.

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

There are concerns that the focus on climate change and global warming could affect court decisions or result in litigation, including potential matters arising from federal, state or local laws intended to protect the environment.

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

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a portion of our revenues and earnings and are therefore subject to market risk, credit risk, concentration risk, liquidity risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices. Future increases in interest rates could cause the values of our fixed income portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio. Individual securities in our fixed income portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities. For example, budget strains on certain states and local governments could negatively affect the credit quality and ratings of their issued securities.

Our fixed income portfolio includes certain securities with call features permitting them to be redeemed by the issuers prior to stated maturity. Reinvestment risk exists with such securities as it may not be possible to reinvest the proceeds from the called securities at equivalent yields.

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

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations under current law, could adversely affect the market value of municipal obligations. Since a significant portion of our investment portfolio is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of the investment portfolio. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates.

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

Since going public in 1991, we and State Auto Mutual have acquired or affiliated with other insurance companies, most recently the 2009 acquisition of the Rockhill Insurance Group by State Auto Mutual. It is possible that we and State Auto Mutual will continue to pursue acquisitions or affiliations of other insurance companies in the future.

Insurance company acquisitions and affiliations involving State Auto Mutual generally do not have a material financial impact on State Auto Financial unless and until the target insurers are added to our Pooling Arrangement, such as the addition of the Rockhill Insurers in 2011.

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

CREDIT AND FINANCIAL STRENGTH RATINGS

A downgrade in our financial strength ratings may negatively affect our business and a downgrade in our credit rating could negatively affect the cost and availability of debt financing.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. In June 2011, A.M. Best lowered the financial strength rating of the State Auto Group from A+ (Superior) to A (Excellent) with a stable outlook. A.M. Best indicated that the downgrade was based on the deterioration in the State Auto Group’s underwriting and operating earnings in recent years, driven by an increased frequency and severity of property catastrophe losses. In addition, in November 2011, Standard & Poor’s lowered its financial strength rating on the State Auto Group from A- to BBB+ and placed this rating on CreditWatch with a negative outlook (Standard & Poor’s removed this rating from CreditWatch in February 2012), and Moody’s lowered its financial strength rating on the State Auto Group from A2 to A3 with a stable outlook. Both the Standard and Poor’s and Moody’s downgrades were based generally on the same reasons as given by A.M. Best.

Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue. In June 2011, A.M. Best lowered its credit rating on State Auto Financial to bbb+. In November 2011 Standard & Poor’s and Moody’s lowered their credit ratings on State Auto Financial to BB+ and Baa3, respectively.

Based on future results and developments, we may not be able to maintain our current ratings.

CONTROL BY OUR PARENT COMPANY

Our parent company owns a significant interest in us and may exercise its control in a manner detrimental to your interests.

As of December 31, 2011, our parent company owned approximately 63% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to stockholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC stockholders.

COMPETITION

Our industry is highly competitive, which could adversely affect our sales and profitability.

The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations, and substantially greater financial, technical and operating resources and market share than we. We may not be able to effectively compete, which could adversely affect our sales or profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, producer relationships, reputation and name or brand recognition. Market developments such as the increased use of vehicle telematics and sales of usage-based auto insurance could potentially result in reduced market share or adverse selection.

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

CHANGES IN ACCOUNTING STANDARDS

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our results of operations and financial condition.

Our financial statements are prepared in accordance with GAAP. The FASB, the AICPA and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position. See Note 1 to our consolidated financial statements included in Item 8 of this Form 10-K regarding adoption of recent accounting pronouncements, such as our adoption, effective January 1, 2012, of the updated guidance regarding the accounting for costs associated with acquiring or renewing insurance contracts.

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

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs alleged that the defendants engaged in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. This lawsuit was voluntarily dismissed by the plaintiffs without prejudice in December 2011, but the plaintiffs retained the right to refile such lawsuit within one year. If refiled, we will vigorously defend the lawsuit, as we believe that our practices with respect to pricing, quoting and selling insurance policies are in compliance with all applicable laws.

Other—In addition to the litigation described above, we are involved in numerous lawsuits arising in the ordinary course of our business operations arising out of or otherwise related to our insurance policies. Certain of these lawsuits allege extra-contractual damages. These lawsuits are in various stages of development. We generally contest these matters vigorously but may pursue settlement if appropriate. We consider all such litigation in establishing our loss and loss adjustment expense reserves. Based on currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to our results of operations or have a material adverse effect on our consolidated financial or cash flow positions.

Additionally, from time to time we may be involved in lawsuits arising in the ordinary course of business but not arising out of or otherwise related to our insurance policies. Based on currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to our results of operations or have a material adverse effect on our consolidated financial or cash flow position.

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

Item 4. Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of March 2, 2012, there were 1,285 stockholders of record of our common shares.

Market Price Ranges and Dividends Declared on Common Shares

Initial Public Offering—June 28, 1991 – $2.25(1). The following table sets forth information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2011	High	Low	Dividend
First Quarter	$18.35	$14.90	$0.15
Second Quarter	18.28	15.16	0.15
Third Quarter	18.00	11.83	0.15
Fourth Quarter	14.06	10.09	0.15

2010	High	Low	Dividend
First Quarter	$19.06	$15.11	$0.15
Second Quarter	20.38	15.42	0.15
Third Quarter	16.30	13.40	0.15
Fourth Quarter	17.89	15.06	0.15

(1)	Adjusted for stock splits.

On March 2, 2012, the Board of Directors of State Auto Financial declared a cash dividend of $0.15 per share. The dividend is payable on March 30, 2012, to shareholders of record on March 14, 2012. Additionally, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for additional information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph

The line graph below compares the total return on $100.00 invested on December 31, 2006, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
STFC	100.00	77.28	90.09	57.43	56.09	45.62
NASDAQ Index	100.00	100.63	66.60	96.81	114.38	113.48
NASDAQ Ins. Index	100.00	100.88	91.22	94.27	111.36	117.65

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31:
	2011*	2010*	2009	2008*	2007
Statement of Income Data— GAAP Basis:
Earned premiums	$1,428.8	1,257.2	1,176.5	1,126.0	1,011.6
Net investment income	$85.4	80.8	82.1	87.4	84.7
Total revenues	$1,553.7	1,355.1	1,256.9	1,181.9	1,113.4
Net income (loss)	$(146.8)	24.5	10.2	(31.1)	119.1
Earned premium growth	13.6%	6.9	4.5	11.3	(1.2)
Return on average invested assets(1)	3.6%	3.6	3.9	4.1	4.3

Balance Sheet Data— GAAP Basis:
Total investments	$2,229.9	2,307.1	2,179.1	1,941.3	2,021.2
Total assets	$2,790.8	2,722.0	2,564.5	2,443.6	2,337.9
Total notes payable	$116.4	116.8	117.2	117.6	118.0
Total stockholders’ equity	$758.3	851.8	849.4	761.0	935.5
Common shares outstanding	40.3	40.1	39.8	39.5	40.5
Return on average equity	(18.2)	2.9	1.3	(3.7)	13.5
Debt to capital ratio	13.3	12.1	12.1	13.4	11.2

Per Common Share Data— GAAP Basis:
Basic EPS	$(3.65)	0.61	0.26	(0.78)	2.90
Diluted EPS	$(3.65)	0.62	0.25	(0.78)	2.86
Cash dividends per share	$0.60	0.60	0.60	0.60	0.50
Book value per share	$18.81	21.23	21.33	19.23	23.10

Common Share Price:
High	$18.35	20.38	30.25	37.08	35.22
Low	$10.09	13.40	14.29	17.38	23.99
Close at December 31	$13.59	17.42	18.50	30.06	26.30
Close price to book value per share	0.72	0.82	0.87	1.56	1.14

GAAP Ratios:
Loss and LAE ratio	82.6%	70.8	71.7	75.2	58.4
Expense ratio	33.7%	33.8	34.1	34.6	34.4
Combined ratio	116.3%	104.6	105.8	109.8	92.8

Statutory Ratios:
Loss and LAE ratio	82.4%	70.3	71.3	74.8	57.9
Expense ratio	33.9%	32.9	33.5	33.1	33.2
Combined ratio	116.3%	103.2	104.8	107.9	91.1
Net premiums written to surplus	2.1	1.7	1.5	1.6	1.1

(1)	Invested assets include investments and cash equivalents.
*	Reflects changes in Pooling Arrangement, effective December 31, 2011, January 1, 2011, 2010 and 2008.

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

OVERVIEW

State Auto Financial is a property and casualty insurance holding company. Our insurance subsidiaries are part of the State Auto Group and Pooling Arrangement described below. The State Auto Group markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and brokers. Our Pooled Companies are rated A (Excellent) by A.M. Best.

State Auto Financial’s principal subsidiaries are State Auto P&C, Milbank, Farmers and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.

Since January 1, 2011, our reportable insurance segments have been personal insurance, business insurance and specialty insurance. These insurance segments are aligned with the reporting lines to our principal operating decision makers. Investment operations is also a reportable segment. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of this Form 10-K for more information about our insurance segments.

We evaluate the performance of our insurance segments using industry financial measurements determined based on SAP, and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2011 is set forth in this Item 7 and in Note 14 to our consolidated financial statements included in Item 8 of this Form 10-K. Prior period segment information has been restated to conform to current period presentation.

Capital Management Actions

Our 2011 results were negatively impacted by a record level of weather-related catastrophes, with 2011 catastrophe losses totaling $231.1 million, or 16.2 loss ratio points, compared to $99.0 million, or 7.9 loss ratio points, in 2010. The 2011 catastrophe loss ratio almost doubled our prior five-year average catastrophe loss ratio of 8.4 points. In addition, at the end of the second quarter of 2011, we determined it was necessary to establish a valuation allowance against our net deferred tax asset balances, both GAAP and SAP. As a result, equity and surplus balances of STFC and its insurance subsidiaries were negatively impacted by these events.

During the fourth quarter of 2011, several actions were implemented by the State Auto Group and STFC to strengthen our capital position and improve our risk profile. The actions included the following:

•

The Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts such as accumulated other comprehensive income related to employee benefit plans. See the “Pooling Arrangement” section in this Item 7.

•

We amended our retiree healthcare benefits to significantly change eligibility requirements for participation of our employees and certain retirees in this plan. See “Critical Accounting Policies – Pension and Postretirement Benefit Obligations” section in this Item 7.

•

The State Auto Group entered into a three-year quota share reinsurance agreement covering our homeowners book of business (the “HO QS Arrangement”). See “Liquidity and Capital Resources – Reinsurance Arrangements” section in this Item 7.

As a result of these actions, we believe we have improved our capital position and risk profile by reducing exposure to sources of earnings volatility including weather-related catastrophes.

The net premiums written to surplus ratio, also called the leverage ratio, is a SAP ratio designed to measure the ability of an insurer to absorb losses. The leverage ratio is calculated by dividing the net statutory premiums written for a rolling 12-month period by the ending statutory surplus for the period. For example, a leverage ratio of 1.5 means that for every dollar of surplus, the insurer wrote $1.50 in premium. The leverage ratio for our insurance subsidiaries increased to 3.1 at September 30, 2011, as compared to 1.7 at December 31, 2010. At December 31, 2011, the leverage ratio improved to 2.1 as a result of our profitable fourth quarter and the actions outlined above.

EXECUTIVE SUMMARY

To deliver operating and financial results, we focus on our three insurance segments—personal insurance, business insurance and specialty insurance, along with our investment operations segment. Underlying these segments are performance disciplines that we believe are critical to our success: underwriting profit, rational growth, risk management, and capital management.

Underwriting Profit

Although our goal is to consistently produce an underwriting profit, our combined ratio has exceeded 100% for the last four years. This result has largely been due to catastrophe and other weather-related losses in our property lines of business. Significant effort has been directed towards returning to prior levels of underwriting profitability.

It is critical that we return our homeowners book of business to underwriting profitability, as it is our second largest line of business after personal auto. A multi-year effort to implement solutions includes an aggressive insurance to value program that audits policy coverage against the actual value of the property. We have also implemented separate, mandatory wind and hail deductibles for properties in select states and by-peril rating for homeowners in key states. By-peril rating calculates a separate premium component for each peril and allows us to price more effectively for weather risks, which is the leading cause of homeowners losses. Our claim handling has become more specialized, with the addition of dedicated large and small property claim handlers and the formation of a catastrophe claim team, lessening our dependency on independent adjusters. We are also continuing our efforts to diversify geographically. Finally, we continue to aggressively address our rate needs in homeowners and have filed rate increases in the high single to low double digit range.

Pricing property and casualty insurance has become a sophisticated science, and to that end we have made significant investment in our actuarial and financial teams, adding depth and talent to these important functions. We have enhanced our product management discipline, which uses objective analysis of company results, competitor results and marketplace dynamics to develop, monitor and communicate state-of-the-art strategies. Through product management, we are attempting to capitalize on pricing segmentation, risk selection, portfolio mix and competitive position to improve our results. We are dedicated to cost-based pricing, which seeks to have each line of business priced to generate a profit.

We believe changes in our claim organization have positively impacted claims efficiency, improved service and reduced costs. We reduced salvage yard vendor fees through negotiation with vendors. We believe our new auto physical damage unit significantly reduces independent adjuster expenses and improves claims file administration. Further the expansion of our house counsel operation not only contributes to lower claim expenses, but improves service. We feel that claim performance has been enhanced by our business process improvement efforts, and that the claim organization will be a significant contributor to improving our ex-catastrophe loss and expense ratio performance.

Rational Growth

There are two primary ways we grow our business. The first is organic. This means we either sell more policies or increase the price of our products. Ideally, we accomplish both simultaneously. Organic growth is challenging, especially in a difficult economic environment and within a well-capitalized industry. If our products are priced too high, customers may go elsewhere and the desired premium increases could be offset by a reduction in policy count. If our products are priced too low, we are likely to increase our policy count but at the risk of surrendering profit.

We also seek organic growth in ways other than price. When we are faced with untenably low prices from our competition, our goal is to remain attractive to our insureds, retail agents and wholesale brokers by stressing the strengths we believe we bring to the marketplace, such as our product offerings and innovation; underwriting criteria; quality of service to insureds, retail agents and wholesale brokers; relationships with our retail agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology. We believe these factors make us an attractive and preferred business partner. Nonetheless, we remain attentive to what the market will allow.

Organic growth in our business insurance and specialty insurance segments has been more difficult for us to achieve than in our personal insurance segment, though our growth in this segment has been recently challenged by the actions we have initiated over the last several years to improve profitability in our homeowners book of business. Growth in our business insurance and specialty insurance segments continue to be impacted by the economy and our commitment to profitable underwriting. These segments have experienced extreme competitiveness in the market over the last several years. Until the market accepts adequately priced products, we will continue to be challenged to grow our business insurance book. Recently, we have seen some signs of firming prices, with increasing opportunities to take appropriate rate increases, particularly in the property lines. Our specialty insurance segment, specifically our excess and surplus lines book of business, which is part of our Rockhill unit, began experiencing signs of market firming in early 2011, with increased quote activity. While organic growth in the business insurance and specialty insurance segments have been difficult, we have been able to compete more effectively in the personal lines market. Since we are heavily cross-sold in personal lines, with auto coverage frequently packaged with homeowners coverage, our homeowners pricing and underwriting actions have slowed production in our core states of Ohio, Indiana, Kentucky and Tennessee.

The second way we can grow is by acquiring other companies and their distribution points, entering new states, offering new products, appointing new agents and offering our products through alternative distribution channels. This can be generally labeled as growth through acquisition. Historically acquisitions have enabled us to leverage the acquired companies’ existing channel relationships when introducing State Auto products and services into a new state or new markets. They have also brought needed talent and competencies to the larger State Auto Group. We believe it is important to have processes and talent in place to grow both organically and through acquisitions. In 2009, our parent, State Auto Mutual, took a major growth step by acquiring the Rockhill Insurance Group, which included the Rockhill Insurers, RED and RTW. The Rockhill Insurers are specialty property and casualty insurance carriers serving both the standard and excess and surplus lines insurance markets with product lines that include commercial auto, property, bonds (surety and fidelity) and general liability. RED acts as a managing general underwriter for a variety of property and casualty coverages in the program and alternative risk markets. The insurers owned by RTW provide workers’ compensation coverage. While our top line growth in our specialty insurance segment benefitted from RED in 2010, we saw additional benefit from the other specialty businesses of the Rockhill Insurers and RTW, now our workers’ compensation unit in our specialty insurance segment, when the financial results of these units were incorporated into our pooled results beginning January 1, 2011. The business activity from the Rockhill, RED and workers’ compensation units comprise our specialty insurance segment. We believe the growth and profit potential from our specialty insurance segment is excellent and provides diversification to our current product lines.

Risk Management

The objective of our enterprise risk management program is to assist management in identifying, understanding, communicating and executing strategies to mitigate the risks associated with our business. Numerous risks are addressed, including a variety of underwriting, operational, market, credit and strategic risks. All of our business units play important roles in risk identification and in developing and executing risk mitigation strategies.

Weather-related losses have been the onerous variable in our profitability formula in recent years. We are committed to geographic diversity, which means reducing our property risk concentrations in certain geographic regions while at the same time expanding into new states with new relationships. We believe geographic diversity is a classic but effective way to spread risk and reduce volatility. Our experience during 2011 reinforces our belief that property exposure management must remain a key area of emphasis as we work to achieve and sustain improved underwriting results.

In 2011, we made significant progress in the migration of data to our new offsite data center. The data center’s state-of-the-art design allows it to function securely under work load and environmental pressures. The commitment to making our data centers and processing systems secure and dependable is ongoing and, given the nature computer technology, will always be a risk management priority.

Capital Management

Our number one capital management goal is to earn an appropriate risk adjusted return for our shareholder while growing book value. In response to the record level of weather-related catastrophes in 2011 that impacted our underwriting results and capital levels, we implemented several actions during the fourth quarter of 2011 to strengthen our capital position and improve our risk profile. These actions are discussed above at “Capital Management Actions.”

In addition to the HO QS Arrangement discussed elsewhere, members of the State Auto Group pay a portion of the premiums received to reinsurers in exchange for reinsuring a portion of our exposures. This is done primarily to reduce net liability on individual risks or for individual loss occurrences, including catastrophic losses. We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported, based on management’s best estimate at a given point in time. Although management uses many resources to calculate reserves, there is not a precise method for determining the ultimate liability. Our objective is to set reserves that reasonably approximate the ultimate liability for insured losses and loss expenses. We regularly review and adjust loss reserves as appropriate.

We maintain a disciplined investment strategy by owning a well diversified portfolio of investment grade fixed income securities and equity securities. We manage all of our fixed income securities internally. We manage our U.S. large-cap equity portfolio internally and utilize outside managers for our U.S. small-cap equities and international equity funds. We believe that over the long term this diversified portfolio will provide the Company with the best income and growth possibilities while protecting principal and providing adequate liquidity to support our business operations.

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

We regularly monitor our investment portfolio for declines in value that are other-than-temporarily impaired (“OTTI”), an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known which could negatively impact the amounts reported herein. We consider the following factors when assessing our equity securities and other invested assets for OTTI: (1) the length of time and/or the significance of decline below cost; (2) our ability and intent to hold these securities through their recovery periods; (3) the current financial condition of the issuer and its future business prospects; and (4) the ability of the market value to recover to cost in the near term. We recognize OTTI charges on our externally managed small-cap equity portfolio and a segment of our large-cap portfolio, as we are unable to make the assertion regarding our intent to hold these securities that are currently valued below cost until recovery in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).

We also consider the following factors when assessing our fixed maturity investments for OTTI: (1) the financial condition of the issuer including receipt of scheduled principal and interest cash flows; (2) our intent to sell; and (3) if it is more likely than not that we will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in other comprehensive income (loss). Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).

Deferred Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premiums to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs. We have not recorded any significant changes in estimates for the years ended December 31, 2011, 2010 and 2009, respectively. As of January 1, 2012, we adopted the FASB guidance Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See “New Accounting Standards – Pending Adoption of Accounting Pronouncements-Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” included in this Item 7 for the impact of this adoption.

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

Long-Tail Business: For long-tail business, a material portion of claims may not be settled within five years. Reserve estimates for long-tail business use the same methods listed above along with several other methods as determined by the actuary. For example, premium-based methods may be used in developing ultimate loss estimates, including the Expected Loss Ratio, Bornhuetter-Ferguson, and Least-Squares techniques as described below. We may also use statistical models when the historical patterns can be reasonably approximated.

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

Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. MBE loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves at December 31, 2011, was $931.1 million, within an estimated range of $812.0 million to $964.6 million. (These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K.)

The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $964.6 million, the reserve increase of $33.5 million corresponds to an after-tax decrease of $21.8 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $812.0 million, the $119.1 million reserve decrease would add $77.4 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.

An important assumption underlying the loss reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2011, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $86.7 million on reserves, or a $56.4 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

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

The following table sets forth a reconciliation of MBE of our direct loss and ALAE reserve to our net loss and loss expenses payable at December 31, 2011 and 2010. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2011 and 2010, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2011	2010
Direct loss and ALAE reserve:
STFC Pooled Companies	$510.0	487.7
Assumed by STFC Pooled Companies	421.1	396.4

Total direct loss and ALAE reserve	931.1	884.1

Direct ULAE reserve:
STFC Pooled Companies	28.6	27.2
Assumed by STFC Pooled Companies	17.1	24.9

Total direct ULAE reserve	45.7	52.1

Direct salvage and subrogation recoverable:
STFC Pooled Companies	(20.9)	(18.9)
Assumed by STFC Pooled Companies	(4.6)	(9.4)

Total direct salvage and subrogation recoverable	(25.5)	(28.3)

Reinsurance recoverable	(25.5)	(18.8)
Assumed reinsurance	12.6	21.2
Reinsurance assumed by STFC Pooled Companies	(56.8)	(36.1)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $25.5 and $18.8 in 2011 and 2010, respectively	$881.6	874.2

The following tables set forth the loss and loss expenses payable by major line of business at December 31, 2011 and 2010:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2011

Personal insurance segment:
Personal auto	$133.9	52.3	9.7	195.9
Homeowners	47.1	22.2	2.6	71.9
Other personal	7.9	3.0	0.3	11.2

Total personal	188.9	77.5	12.6	279.0

Business insurance segment:
Commercial auto	38.5	34.8	3.6	76.9
Commercial multi-peril	32.6	36.7	4.2	73.5
Fire & allied lines	21.4	2.2	0.7	24.3
Other & product liability	58.5	85.3	14.8	158.6
Other commercial	2.5	1.0	0.1	3.6

Total business	153.5	160.0	23.4	336.9

Specialty insurance segment:

Total specialty	104.4	151.6	9.7	265.7

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$446.8	389.1	45.7	881.6

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2010

Personal insurance segment:
Personal auto	$171.2	63.7	12.8	247.7
Homeowners	51.5	26.7	2.5	80.7
Other personal	8.9	3.6	0.3	12.8

Total personal	231.6	94.0	15.6	341.2

Business insurance segment:
Commercial auto	50.6	43.8	4.8	99.2
Commercial multi-peril	39.4	47.4	5.2	92.0
Fire & allied lines	25.3	5.1	1.0	31.4
Other & product liability	66.4	99.9	16.8	183.1
Other commercial	3.3	1.6	0.3	5.2

Total business	185.0	197.8	28.1	410.9

Specialty insurance segment:

Total specialty	49.9	63.8	8.4	122.1

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$466.5	355.6	52.1	874.2

See discussion in “Results of Operations—Loss and LAE” section included in this Item 7.

The property and casualty industry has experienced significant loss from claims related to asbestos, environmental remediation, product liability, mold and other mass torts. Asbestos reserves are $1.2 million, and environmental reserves are $7.8 million, for a total of $9.0 million, or 1.0% of net losses and loss expenses payable. Asbestos reserves decreased $0.3 million and environmental reserves decreased $1.0 million from 2010 primarily due to the December 31, 2011 pooling change. Because we have insured primarily product retailers and distributors, we do not expect to incur the same level of liability, particularly related to asbestos, as companies that have insured manufacturing risks.

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

The State Auto Group has a defined benefit pension plan covering substantially all employees hired prior to January 1, 2010 and a postretirement healthcare plan covering certain associates and retirees (collectively “the benefit plans”). Several factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the benefit plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions. The actuarial assumptions used by us in determining benefit obligations may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates, or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

To calculate the State Auto Group’s December 31, 2011 benefit obligation for each of the benefit plans, we used a discount rate of 4.40% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2011 and net periodic benefit cost for the year ended December 31, 2012, a discount rate of 4.40% and an expected long-term rate of return on plan assets of 7.50% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.

The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2011 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2012, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2012. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	-0.25%	4.40%	+0.25%	-0.25%	4.40%	+0.25%
Benefit obligation	$238.6	229.6	221.1	$27.7	27.1	26.5
Net periodic benefit cost (benefit)	$13.8	13.0	12.3	$(3.5)	(3.5)	(3.5)

	Expected return on plan assets			Expected return on plan assets
	-0.25%	7.50%	+0.25%	-0.25%	7.50%	+0.25%
Net periodic benefit cost (benefit)	$13.4	13.0	12.7	$(3.5)	(3.5)	(3.5)

The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensations level only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2011, our share of the State Auto Group’s ABO and PBO was $207.1 million and $229.6 million, respectively. At December 31, 2011, STFC’s share of the defined benefit pension plan’s fair value of the assets was $147.7 million, which resulted in an underfunded status within our balance sheet of $81.9 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $13.0 million in 2012.

The unfunded status on the pension plan and supplemental executive retirement plan increased from $70.2 million at December 31, 2010, to $87.5 million at December 31, 2011. Primarily influencing this increase are actuarial gains and losses arising from factors that include a decrease in the discount rate and expected to actual demographic changes, such as retirement age, mortality, turnover, rate of compensation increases and actual return on plan assets being less than the expected return. The increases were offset by a net decrease of $38.8 million due to the December 31, 2011 amendment to the Pooling Arrangement discussed below.

The benefit obligation on the postretirement medical plan (“retiree healthcare plan”) decreased from $116.7 million at December 31, 2010 to $25.3 million at December 31, 2011. The following factors impacted the decline in this obligation: (1) the retiree healthcare plan was amended as of November 4, 2011 to eliminate retiree healthcare coverage for substantially all current associates and reduced or eliminated retiree healthcare coverage for certain retirees on this date, which decreased the obligation by $93.8 million; (2) the December 31, 2011 amendment to the Pooling Arrangement decreased the obligation by $13.5 million; and (3) offsetting these decreases was a net actuarial loss adjustment on the end of year remeasurement relating to changes in discount rate, demographic changes and expected to actual claims experience.

See Note 9, “Pension and Postretirement Benefit Plans,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our benefit plans.

Deferred Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the FASB’s ASC Income Taxes Topic (“ASC 740”), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or other comprehensive income (loss).

During 2011, our deferred tax asset related to our net operating loss carryforward increased to $56.0 million at December 31, 2011 compared to $4.0 million at December 31, 2010, due to the net loss incurred in 2011. The 2011 net loss was driven by the magnitude of record level of catastrophe storm losses we experienced in the second quarter of 2011, which significantly exceeded our projections. We considered both positive and negative evidence and concluded a valuation allowance should be established. A valuation allowance of $91.2 million was held at December 31, 2011, with a corresponding charge to total tax expense for the year ended December 31, 2011. The $0.5 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where we have concluded this portion of the asset to be realizable due to our assertion that we have both the ability and intent to hold these securities through recovery or maturity.

The following table sets forth the components of our federal income tax expense for the year ended December 31, 2011:

($ millions)
Loss before federal income taxes	$(109.3)
Current tax benefit	(7.0)
Deferred tax benefit	(46.7)

Federal income tax benefit prior to valuation allowance	(53.7)
Valuation allowance	91.2

Total federal income tax expense	37.5

Net loss	$(146.8)

In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets. Until that time, as we report net earnings and generate taxable income, we do not expect our consolidated statements of income to reflect any federal income tax expense as we utilize our net operating loss carryforward and release a corresponding amount of the net deferred tax asset valuation allowance, unless we are in an “exception” position as described by the intraperiod allocation guidance included in ASC 740. ASC 740 requires all sources of other income, including other comprehensive income, to be considered when there is an expected loss from continuing operations for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations when assessing the ability to realize deferred tax assets. Alternatively, any reported losses will add to our net operating loss carryforward position and be reserved against by adding to the net deferred tax asset valuation allowance. See Note 8, “Federal Income Taxes,” to our consolidated financial statements included in Item 8 of this Form 10-K for further disclosures regarding our income tax matters.

Other

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Item 1A of this Form 10-K under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

POOLING ARRANGEMENT

The STFC Pooled Companies and the Mutual Pooled Companies participate in a quota share reinsurance pooling arrangement referred to as the “Pooling Arrangement.” Under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the Pooled Companies and in turn cedes to each of the Pooled Companies a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages. State Auto Mutual then retains the balance of the pooled business.

In 2011, we made two changes to the Pooling Arrangement. First as of January 1, 2011, we added the Rockhill Insurers to the pool each with a participation percentage of 0.0% (the “January 1, 2011 pooling change”). In conjunction with the January 1, 2011 pooling change, the STFC Pooled Companies received $149.8 million ($69.1 million in cash and $80.7 million in investment securities) from the Rockhill Insurers for net insurance liabilities transferred on January 1, 2011. The following table sets forth the impact on our balance sheet at January 1, 2011:

($ millions)	(Decrease) /Increase
Losses and loss expenses payable	$124.1
Unearned premiums	34.1
Other liabilities	(0.1)
Less:
Deferred acquisition costs	8.3

Net cash and investment securities received	$149.8

Second, at the close of business on December 31, 2011, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts such as accumulated other comprehensive income related to employee benefit plans (the “December 31, 2011 pooling change”). In conjunction with the December 31, 2011 pooling change, the STFC Pooled Companies paid $261.4 million in cash to the Mutual Pooled Companies subsequent to year end for net liabilities transferred on December 31, 2011. The following table sets forth the impact on our balance sheet at December 31, 2011:

($ millions)	(Decrease) /Increase
Losses and loss expenses payable	$(203.4)
Unearned premiums	(106.8)
Pension and postretirement liabilities	(52.3)
Other liabilities	22.1
Accumulated other comprehensive income	59.1
Less:
Deferred acquisition costs	(27.3)
Other assets	7.4

Net cash to be paid (Due to affiliate)	$(261.4)

In 2010, we made the following changes to the Pooling Arrangement (the “2010 pooling changes”):

•	Added SA National to the pool with a participation percentage of 0.0%; and

•	Included voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009 by State Auto Mutual.

In conjunction with the 2010 pooling changes, the STFC Pooled Companies received $3.7 million in cash from the Mutual Pooled Companies, for net insurance assets transferred on January 1, 2010. The following table sets forth the impact on our balance sheet at January 1, 2010:

($ millions)	(Decrease) /Increase
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

State Auto Financial sold its nonstandard automobile insurance subsidiary, SA National, to a third party on December 31, 2010. Concurrent with this sale, SA National’s participation in the Pooling Arrangement was terminated, and we entered into a loss portfolio transfer and a 100% quota share reinsurance agreement on December 31, 2010 to assume liability for the pre- and post-closing book of business of SA National, including providing policy and claims service to SA National policyholders, until policies are renewed with the third party purchaser on such purchaser’s systems during a transition period of up to six months following the effective date of sale. The transition was completed as of June 30, 2011. However, we continue to service the policies that were written by us through June 30, 2011. The business assumed by us is subject to the Pooling Arrangement.

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2009 – December 31, 2009	January 1, 2010 – December 31, 2010	January 1, 2011 – December 31, 2011	Close of business December 31, 2011
STFC Pooled Companies:
State Auto P&C	59.0%	59.0%	59.0%	51.0%
Milbank	17.0	17.0	17.0	14.0
Farmers	3.0	3.0	3.0	0.0
SA Ohio	1.0	1.0	1.0	0.0
SA National	N/A	0.0	N/A	N/A

Total STFC Pooled Companies	80.0	80.0	80.0	65.0

State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0	19.0	34.0
SA Wisconsin	0.0	0.0	0.0	0.0
SA Florida	0.0	0.0	0.0	0.0
Meridian Security	0.0	0.0	0.0	0.0
Meridian Citizens Mutual	0.5	0.5	0.5	0.5
Beacon National	0.0	0.0	0.0	0.0
Patrons Mutual	0.4	0.4	0.4	0.4
Litchfield	0.1	0.1	0.1	0.1
RIC	N/A	N/A	0.0	0.0
Plaza	N/A	N/A	0.0	0.0
American Compensation	N/A	N/A	0.0	0.0
Bloomington Compensation	N/A	N/A	0.0	0.0

Total State Auto Mutual Pooled Companies	20.0	20.0	20.0	35.0

We anticipate that the STFC Pooled Companies will maintain a 65% participation level in the Pooling Arrangement for the foreseeable future. However, under applicable governance procedures, if the Pooling Arrangement were to be amended, management would make recommendations to the Independent Committees of the Board of Directors of both State Auto Mutual and STFC. The Independent Committees review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Board of Directors of both State Auto Mutual and STFC subject to regulatory approval by each participant’s respective domiciliary insurance department. The Pooling Arrangement is terminable by any of our Pooled Companies at any time by any party by giving twelve months’ notice to the other parties and their respective domiciliary insurance departments. None of our Pooled Companies currently intends to terminate the Pooling Arrangement.

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

RESULTS OF OPERATIONS

Summary

The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2011, 2010 and 2009:

($ millions, except per share data)	2011	2010	2009
GAAP Basis:
Total revenues	$1,553.7	1,355.1	1,256.9
Net (loss) income	$(146.8)	24.5	10.2
Stockholders’ equity	$758.3	851.8	849.4
Book value per share	$18.81	21.23	21.33
Return on average equity	(18.2)	2.9	1.3
Debt to capital ratio	13.3	12.1	12.1
Loss and LAE ratio	82.6	70.8	71.7
Expense ratio	33.7	33.8	34.1
Combined ratio	116.3	104.6	105.8
Catastrophe Loss and LAE points	16.2%	7.9	7.7
Premiums written growth(1)	(2.9)%	9.3	5.1
Premiums earned growth	13.6%	6.9	4.5
Investment yield	3.6%	3.6	3.9
SAP Basis:
Loss and LAE ratio	82.4	70.3	71.3
Expense ratio	33.9	32.9	33.5
Combined ratio	116.3	103.2	104.8
Net premiums written to surplus	2.1	1.7	1.5

(1)

2011 includes (a) an increase of 2.6 points, related to the one-time $34.1 million transfer of unearned premiums by the Rockhill Insurers in conjunction with the January 1, 2011 pooling change (b) a decrease of 8.1 points, related to the one-time $106.8 million transfer of unearned premiums to the Mutual Pooled Companies in conjunction with the December 31, 2011 pooling change, and (c) a decrease of 8.0 points, related to the one-time transfer of $106.3 million of unearned premiums on December 31, 2011 related to our HO QS Reinsurance Arrangement. 2010 includes a decrease of 0.2 points, related to the one-time $1.4 million transfer of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes.

2011 Summary

Our 2011 net loss was $146.8 million compared to net income of $24.5 million and net income of $10.2 million in the same 2010 and 2009 periods, respectively. Our 2011 net loss included a non-cash charge of $91.2 million related to a valuation allowance against our net deferred tax asset.

Our 2011 pre-tax loss was $109.3 million compared to pre-tax income of $24.5 million and pre-tax loss of $12.8 million in the same 2010 and 2009 periods, respectively. Revenues increased to $1,553.7 million in 2011 from $1,355.1 million and $1,256.9 million in 2010 and 2009, respectively, while expenses increased to $1,663.0 in 2011 from $1,330.6 million and $1,269.7 million in 2010 and 2009, respectively.

The following highlights significant factors that impacted 2011 results as compared to 2010 and 2009:

•

Earned premiums in 2011 were $1,428.8 million compared to $1,257.2 million and $1,176.5 million in 2010 and 2009, respectively. This growth was driven by our specialty insurance segment, which is consistent with our long term plan for product diversification, as well as the January 1, 2011 pooling change which added the Rockhill Insurers to the pooling arrangement.

•

The 2011 results of our personal and business insurance segments were impacted by record level weather-related catastrophe losses, primarily arising from a hurricane, tornadoes, and wind and hail storms which impacted 32 of our operating states, including Hurricane Irene and devastating tornadoes in Tuscaloosa, Alabama and Joplin, Missouri. Our 2011 results included catastrophe losses of $231.1 million (16.2 loss ratio points) compared to $99.0 million (7.9 loss ratio points) and $90.3 million (7.7 loss ratio points), respectively, in the same 2010 and 2009 periods.

•

Our non-catastrophe loss and ALAE for 2011 was $861.7 million (60.3 loss ratio points) compared to $717.1 million (57.1 loss ratio points) and $678.2 million (57.6 loss ratio points) for the same 2010 and 2009 periods, respectively. Our 2011 losses were impacted by a higher level of non-catastrophe weather related losses, a higher number of large bodily injury claims and increase in workers’ compensation reserves on certain life time disability claims.

•

Our retiree healthcare plan was amended in 2011 to change eligibility requirements for participation of our employees and certain retirees in the retiree healthcare plan. This amendment resulted in a $14.9 million curtailment gain recognized in earnings in 2011 and a $93.8 million negative plan amendment recognized in other comprehensive income.

•

Net realized gains on investments, excluding OTTI, were $44.7 million in 2011, compared to $15.1 million and $3.8 million in 2010 and 2009, respectively. The level of realized gains in 2011 was driven by reducing our equity holdings to manage our risk parameters as well as selling select securities in anticipation of the cash transfers in connection with the December 31, 2011 pooling change and HO QS Arrangement.

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

Certain information in this Item 7 as to our net written premiums is presented in a manner which excludes the one-time impacts of the 2010 pooling change, the January 1, 2011 pooling change and the December 31, 2011 pooling change (collectively, “2010/2011 pooling changes”). In addition, certain information in this Item 7 as to our losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable (“loss and loss expenses payable”), is presented in a manner which includes or excludes, as to the applicable balance sheet date, the one-time impacts of the January 1, 2011 pooling change and the December 31, 2011 pooling change. The presentations of net written premiums and loss and loss expenses payable in a manner which include or exclude the impact of the 2010/2011 pooling changes are non-GAAP financial measures. We believe that the presentations of net written premiums and loss and loss expenses payable in a manner which include or exclude the impact of the 2010/2011 pooling changes enables investors to perform a meaningful comparison of our current and historical net written premiums and loss and loss expenses payable. See the Net Written Premiums Reconciliation Tables below on pages 53 and 54 for a presentation of the comparable GAAP net written premiums and a reconciliation to the non-GAAP net written premiums. See our loss and loss expenses payable table on page 65 for a presentation of the comparable GAAP loss and loss expenses payable and a reconciliation to the non-GAAP loss and loss expenses payable.

The following tables set forth a summary of our insurance segments’ SAP underwriting loss and SAP combined ratio for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(1)	$647.4		$341.7		$295.5		$1,284.6
Earned premiums	800.6		379.0		249.2		1,428.8
Losses and ALAE	648.0	80.9	271.8	71.7	173.0	69.4	1,092.8	76.5
ULAE	50.9	6.4	24.6	6.5	9.4	3.8	84.9	5.9
Underwriting expenses(1)	169.1	26.1	153.5	44.9	113.4	38.4	436.0	33.9

SAP underwriting loss and SAP combined ratio	$(67.4)	113.4	$(70.9)	123.1	$(46.6)	111.6	$(184.9)	116.3

($ millions)	2010
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(2)	$819.9		$377.3		$126.3		$1,323.5
Earned premiums	798.5		383.5		75.2		1,257.2
Losses and ALAE	528.7	66.2	240.5	62.7	46.9	62.5	816.1	65.0
ULAE	40.7	5.1	20.2	5.3	6.2	8.2	67.1	5.3
Underwriting expenses	238.4	29.1	146.8	38.9	50.6	40.0	435.8	32.9

SAP underwriting loss and SAP combined ratio	$(9.3)	100.4	$(24.0)	106.9	$(28.5)	110.7	$(61.8)	103.2

($ millions)	2009
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$775.1		$389.8		$45.5		$1,210.4
Earned premiums	732.8		398.2		45.5		1,176.5
Losses and ALAE	511.4	69.8	225.8	56.7	31.3	68.9	768.5	65.4
ULAE	43.4	5.9	22.2	5.6	4.4	9.8	70.0	5.9
Underwriting expenses	237.5	30.6	152.4	39.1	16.0	35.0	405.9	33.5

SAP underwriting loss and SAP combined ratio	$(59.5)	106.3	$(2.2)	101.4	$(6.2)	113.7	$(67.9)	104.8

(1)	Includes:

a.

The one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers to our specialty insurance segment in conjunction with the January 1, 2011 pooling change. In connection with this unearned premium transfer, we paid a one-time ceding commission of $8.3 million to the Rockhill Insurers.

b.

The one-time transfer of $106.8 million of unearned premiums by the STFC Pooled Companies to the Mutual Pooled Companies in conjunction with the December 31, 2011 pooling change (transfer of $43.4 million, $35.6 million and $27.8 million, respectively, of our personal insurance, business insurance and specialty insurance segments). In connection with this unearned premium transfer, we recognized a one-time ceding commission of $27.3 million from the Mutual Pooled Companies ($9.1 million, $9.6 million and $8.6 million, respectively, to our personal insurance, business insurance and specialty insurance segments).

c.

The transfer in our personal insurance segment of $106.3 million of unearned premiums on December 31, 2011 related to our HO QS Reinsurance Arrangement, for which we recognized ceding commission of $30.8 million.

d.

Combined, these transactions impacted our personal insurance, business insurance and specialty insurance segments’ statutory expense ratio by (0.1) points, 1.7 points and (0.9) points, respectively, and increased the total expense ratio by 0.7 points. See previous discussion regarding differences between GAAP and SAP.

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

The following table sets forth the reconciliation of the one-time impacts on net written premiums for the year ended December 31, 2011, of the unearned premiums transferred to the STFC Pooled Companies by the Rockhill Insurers on January 1, 2011, in conjunction with the January 1, 2011 pooling change, and the unearned premiums transferred by the STFC Pooled Companies to the Mutual Pooled Companies in conjunction with the December 31, 2011 pooling change on December 31, 2011:

($ millions)	Net Written Premiums Reconciliation Table
	2011 Net Written Premiums	January 1, 2011 Pooling Change Impact	December 31, 2011 Pooling Change Impact	Excluding Pooling Changes
Personal insurance segment:
Personal auto	$452.1	—	(32.4)	484.5
Homeowners	163.5	—	(7.8)	171.3
Other personal	31.8	—	(3.2)	35.0

Total personal	647.4	—	(43.4)	690.8

Business insurance segment:
Commercial auto	84.5	—	(8.5)	93.0
Commercial multi-peril	98.2	—	(10.3)	108.5
Fire & allied lines	83.0	—	(8.9)	91.9
Other & product liability	56.7	—	(5.9)	62.6
Other commercial	19.3	—	(2.0)	21.3

Total business	341.7	—	(35.6)	377.3

Specialty insurance segment:
RED	128.4	—	(13.2)	141.6
Rockhill	91.7	24.3	(8.3)	75.7
Workers’ compensation	75.4	9.8	(6.3)	71.9

Total specialty	295.5	34.1	(27.8)	289.2

Total net written premiums	$1,284.6	34.1	(106.8)	1,357.3

The following table sets forth the reconciliation of the one-time impact on net written premiums for the year ended December 31, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pooling changes:

($ millions)	Net Written Premiums Reconciliation Table
	2010 Net Written Premiums	2010 Pooling Change Impact	Excluding Pooling Change
Personal insurance segment:
Personal auto	$517.1	(2.1)	519.2
Homeowners	268.8	—	268.8
Other personal	34.0	—	34.0

Total personal	819.9	(2.1)	822.0

Business insurance segment:
Commercial auto	95.4	—	95.4
Commercial multi-peril	98.4	—	98.4
Fire & allied lines	95.3	—	95.3
Other & product liability	66.1	—	66.1
Other commercial	22.1	—	22.1

Total business	377.3	—	377.3

Specialty insurance segment:
RED	83.9	0.7	83.2
Rockhill	3.5	—	3.5
Workers’ compensation	38.9	—	38.9

Total specialty	126.3	0.7	125.6

Total net written premiums	$1,323.5	(1.4)	1,324.9

Personal Insurance Segment

Net written premiums for our personal insurance segment represented 50%, 62% and 64% of our total consolidated net written premiums in 2011, 2010 and 2009, respectively. Excluding the one-time impacts of the 2010/2011 pooling changes, net written premiums for our personal insurance segment represented 51%, 62% and 64% of our total consolidated net written premiums in 2011, 2010 and 2009, respectively. The $106.3 million of unearned premium transferred under the HO QS Arrangement at December 31, 2011, represented 8.0 points of the total 11.0 point decline from 2010.

The following table sets forth a summary of net written premiums by major product line of business for our personal insurance segment for the years ended December 31, 2011, 2010 and 2009, excluding the one-time impacts of the 2010/2011 pooling changes (see Net Written Premiums Reconciliation Tables above).

($ millions)	2011	2010	2009
Personal Insurance Segment:

Net Written Premiums
Personal auto	$484.5	519.2	498.1
Homeowners	171.3	268.8	245.2
Other personal	35.0	34.0	31.8

Total personal	$690.8	822.0	775.1

The following table sets forth a summary of SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2011, 2010 and 2009:

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2011
Personal auto	$492.6	$16.9	$312.9	$329.8	3.4	63.6	67.0
Homeowners	272.7	154.4	139.4	293.8	56.7	51.0	107.7
Other personal	35.3	7.6	16.8	24.4	21.4	47.9	69.3

Total personal	$800.6	$178.9	$469.1	$648.0	22.3	58.6	80.9
ULAE	—	—	—	50.9	—	—	6.4

Total Loss and LAE	$800.6	$178.9	$469.1	$698.9	22.3	58.6	87.3

2010
Personal auto	$508.1	$6.6	$308.1	$314.7	1.3	60.6	61.9
Homeowners	257.3	62.6	133.5	196.1	24.3	51.9	76.2
Other personal	33.1	4.8	13.1	17.9	15.0	39.0	54.0

Total personal	$798.5	$74.0	$454.7	$528.7	9.3	56.9	66.2
ULAE	—	—	—	40.7	—	—	5.1

Total Loss and LAE	$798.5	$74.0	$454.7	$569.4	9.3	56.9	71.3

2009
Personal auto	$471.9	$4.8	$295.2	$300.0	1.0	62.6	63.6
Homeowners	230.0	64.9	133.9	198.8	28.3	58.2	86.5
Other personal	30.9	2.6	10.0	12.6	8.4	32.4	40.8

Total personal	$732.8	$72.3	$439.1	$511.4	9.9	59.9	69.8
ULAE	—	—	—	43.4	—	—	5.9

Total Loss and LAE	$732.8	$72.3	$439.1	$554.8	9.9	59.9	75.7

Personal auto net written premiums for the year ended December 31, 2011 decreased 12.6% compared to the same 2010 period. Excluding the one-time impacts of the 2010/2011 pooling changes, personal auto net written premiums for the year ended December 31, 2011 decreased 6.7% compared to the same 2010 period. The loss of premiums was primarily impacted by the sale of our nonstandard automobile insurance subsidiary in 2010. While we are experiencing a decline in premiums in our personal auto business, we continue to grow premiums in several states consistent with our strategy to expand our geographic footprint outside the Midwest. Much of this premium growth is from the states of Texas, Colorado, Connecticut and Georgia. In addition, we have had continued personal auto growth in underserved Midwest states, such as Illinois and Michigan, during 2011. While the personal auto quote activity continues to be strong, we are experiencing a slowdown in new business and a lower issue-to-quote ratio which we believe is attributable to the impact of our rate increases. We also have a high percentage of auto policies for which we write the companion home policy. Consequently, we believe the aggressive actions we have been implementing to address profit levels in homeowners are impacting the entire account and causing the loss of some auto policies, which is also contributing to the slowdown of new business.

The personal auto SAP non-cat loss ratios for the year ended December 31, 2011 increased 3.0 points compared to the same 2010 period. In 2011, our personal auto line of business was impacted by increases in liability claim frequency, including an increase in the number of large losses. The personal auto SAP non-cat loss ratio for the year ended December 31, 2010 improved 2.0 points compared to the same 2009 period, primarily due to rate increases.

Homeowners net written premiums for the year ended December 31, 2011 decreased 39.2% compared to the same 2010 period. Excluding the one-time impacts of the 2010/2011 pooling changes, homeowners net written premiums for the year ended December 31, 2011 decreased 36.3% compared to the same 2010 period. As of December 31, 2011, the State Auto Group entered into the HO QS Arrangement, which is a three-year quota share reinsurance agreement covering our homeowners line of business. Under the HO QS Arrangement, the State Auto Group ceded 75% of its unearned premiums in force (or $106.3 million for the STFC Pooled Companies) to the reinsurers, which impacted our net written premiums by the same amount at December 31, 2011. The HO QS Arrangement accounted for the decline in net written premiums when compared to the same 2010 period. We believe the HO QS Arrangement reduces risk and volatility in this line of business, improves our capital position by reducing leverage, increases our statutory surplus for our insurance subsidiaries and provides us with additional catastrophe protection. See “Liquidity and Capital Resources – Reinsurance Arrangements” section included in this Item 7. As planned, we have seen declines in our policy counts from our core states of Ohio, Kentucky, and Indiana. However, we have seen policy count growth in states that we have either expanded into or identified as profitable growth opportunities.

The homeowners SAP non-cat loss ratio for the year ended December 31, 2011 was flat when compared to the same 2010 period. We continue to aggressively address our rate needs in the homeowners line of business and have filed rate increases in the high single to low double digit range. Our 2010 homeowners SAP non-cat loss ratio improved 6.3 points relative to 2009, benefitting from rate actions and implementation of mandatory wind and hail deductibles in many of our operating states prone to non-cat weather related losses. The 2009 non-cat homeowners loss ratio also included 3.2 points due to the settlement of one threatened class action lawsuit.

We continue to implement strategies to improve our homeowner results. As of December 31, 2011, our CustomFitSM homeowners product, which uses by-peril rating, had been deployed in 16 states. We have placed a priority of introducing our CustomFit homeowners product in states which have historically experienced adverse catastrophe experience. States in which CustomFit homeowners is currently offered represent approximately 75% of our homeowners premium and account for 82% of our five year wind/hail losses.

In addition to rate increases and the continued deployment of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies, which includes the review of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and/or the application of other loss mitigation tools for use by that agency, all with the purpose of improving operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss consistent with our loss settlement provisions. In addition, we have implemented mandatory wind and hail deductibles in all targeted states. We will continue to monitor to determine if this loss mitigation tool is necessary in additional states.

We continue to execute various initiatives implemented prior to 2011 within our property claims operations, which we believe will improve our loss ratio results. For example, our dependence on outside appraisers has declined by deploying in-house property adjusters working from their homes. In addition, virtually all large property claims and a significant percentage of catastrophe claims are now being handled in-house by State Auto adjusters. These changes are intended to improve service and reduce expenses, which we believe improve loss ratio results.

The personal insurance segment’s catastrophe losses for 2011 were $178.9 million (22.3 loss ratio points) as compared to $74.0 million (9.3 loss ratio points) for 2010 and $72.3 million (9.9 loss ratio points) for 2009. For the year ended December 31, 2011, our catastrophe losses included losses arising from Hurricane Irene and the tornadoes in Tuscaloosa, Alabama and Joplin, Missouri, as well as other tornadoes and wind and hail storms. Over half of the losses generated from catastrophes were concentrated in six states: Tennessee, Ohio, Missouri, Texas, North Carolina and Alabama. The severity of these storm losses was the highest in our history. During

2010, we were impacted by losses from 30 of the 33 storms that were classified as numbered catastrophes by PCS, including a series of spring storms with wind and hail in northern Ohio and a rash of floods in the Nashville, Tennessee area, both which affected our auto physical damage results in both personal and business insurance auto lines. In 2009, we were impacted by losses from 27 of the 28 storms that were classified as numbered catastrophes by PCS. The losses from these catastrophes have had a significant impact on both our personal and business insurance property lines.

During 2010 and 2009, members of the State Auto Group maintained a property catastrophe net aggregate excess of loss reinsurance agreement (the “CAT Aggregate Agreement”). See the “Liquidity and Capital Resources – Reinsurance Arrangements” section included in this Item 7 for a further discussion of the CAT Aggregate Agreement.

Business Insurance Segment

In our business insurance segment, our accounts are primarily small-to-medium sized exposures where we offer a broad range of both property and liability coverage. Net written premiums for our business insurance segment represented 27%, 29% and 32% of our total consolidated net written premiums for 2011, 2010 and 2009, respectively. Excluding the one-time impacts of the 2010/2011 pooling changes, net written premiums for our business insurance segment represented 28%, 28% and 32% of our total consolidated net written premiums for 2011, 2010 and 2009, respectively.

The following table sets forth a summary of net written premiums by major product line of business for our business insurance segment for the years ended December 31, 2011, 2010 and 2009, excluding the one-time impacts of the 2010/2011 pooling changes (see Net Written Premiums Reconciliation Tables above).

($ millions)	2011	2010	2009
Business Insurance Segment:

Net Written Premiums
Commercial auto	$93.0	95.4	100.3
Commercial multi-peril	108.5	98.4	94.5
Fire & allied lines	91.9	95.3	99.3
Other & product liability	62.6	66.1	72.4
Other commercial	21.3	22.1	23.3

Total business	$377.3	377.3	389.8

The following table sets forth a summary of SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2011, 2010 and 2009:

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2011
Business insurance segment:
Commercial auto	$94.0	$2.7	$56.4	$59.1	2.8	60.1	62.9
Commercial multi-peril	104.1	21.6	52.1	73.7	20.7	50.0	70.7
Fire & allied lines	93.8	26.7	51.1	77.8	28.5	54.4	82.9
Other & product liability	65.4	—	53.8	53.8	—	82.2	82.2
Other commercial	21.7	0.6	6.8	7.4	2.8	31.2	34.0

Total business	$379.0	$51.6	$220.2	$271.8	13.6	58.1	71.7
ULAE	—	—	—	24.6	—	—	6.5

Total Loss and LAE	$379.0	$51.6	$220.2	$296.4	13.6	58.1	78.2

2010
Business insurance segment:
Commercial auto	$98.6	$1.5	$55.8	$57.3	1.5	56.6	58.1
Commercial multi-peril	95.6	7.4	46.5	53.9	7.7	48.6	56.3
Fire & allied lines	97.7	15.6	51.0	66.6	16.0	52.1	68.1
Other & product liability	69.0	—	54.0	54.0	—	78.4	78.4
Other commercial	22.6	0.5	8.2	8.7	2.3	35.7	38.0

Total business	$383.5	$25.0	$215.5	$240.5	6.5	56.2	62.7
ULAE	—	—	—	20.2	—	—	5.3

Total Loss and LAE	$383.5	$25.0	$215.5	$260.7	6.5	56.2	68.0

2009
Business insurance segment:
Commercial auto	$106.2	$0.5	$54.0	$54.5	0.5	50.8	51.3
Commercial multi-peril	95.2	5.1	46.3	51.4	5.4	48.7	54.1
Fire & allied lines	97.6	12.2	54.6	66.8	12.5	55.9	68.4
Other & product liability	74.8	—	44.5	44.5	—	59.5	59.5
Other commercial	24.4	0.2	8.4	8.6	0.8	34.4	35.2

Total business	$398.2	$18.0	$207.8	$225.8	4.5	52.2	56.7
ULAE	—	—	—	22.2	—	—	5.6

Total Loss and LAE	$398.2	$18.0	$207.8	$248.0	4.5	52.2	62.3

Net written premiums for the business insurance segment for the year ended December 31, 2011 decreased by 9.4%, when compared to the same 2010 period. Excluding the one-time impacts of the 2010/2011 pooling changes, net written premiums for the business insurance segment for the year ended December 31, 2011 were flat when compared to the same 2010 period. Business insurance continues to be impacted by rate competition, general economic conditions, and depressed premium bases, such as payrolls, sales and number of vehicles, as well as ease of doing business. After strengthening our premium per exposure on our renewal policies in the second half of 2009, our premium per exposure decreased slightly in 2010 and was flat through 2011. Despite new business growth, we believe it will be difficult to generate measurable premium growth in our current book of business given the continued impact of the economy on premium bases. However, we are seeking to balance our traditional underwriting discipline with new products, improved automation and pricing tools that support the production of profitable new business.

In 2011, we began introducing policy download capabilities for most business insurance lines, which allows agents to import policy information directly into their agency management systems to better serve their customers. Commercial auto and business owners policies can now be downloaded to our agents, while other commercial package policies should be available in 2012. Workers’ compensation policies in our specialty insurance segment can also be downloaded.

We have also expanded the eligibility of our businessowners products to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering these products in our businessowners program leverages our bizXpressSM technology, simplifies the agent rating and submission processes, and allows us to offer broader base coverages for these types of risks. In 2010, we completed the implementation of our enhanced businessowners product, BOP Choice, which has been introduced in 30 states. The majority of our new business premium has been generated from this new product, which is included in our commercial multi-peril line. Our product revisions have also produced a greater proportion of casualty business, which we believe is desirable given our Midwest property concentrations.

The overall non-cat loss ratio for the year ended December 31, 2011 increased 1.9 points compared to the same 2010 period. This increase was due primarily to an increase in weather-related losses in the fire & allied lines and an increase in the number of large losses in the commercial auto and other & product liability lines. The increase in the number of large losses was primarily driven by a more active claims process whereby the ultimate liability was recognized earlier in the case reserving process. As these processes continue to mature, we expect more normalized levels going forward.

Intense competition in the business insurance segment continues to impact our ability to implement price increases. However, we continue to use modeled pricing in all standard lines of business to more accurately price individual accounts. In addition, new deductible guidelines have been introduced to require higher, wind only deductibles on risks that have multiple buildings at a single location susceptible to identified wind zones.

The overall non-cat loss ratio for the year ended December 31, 2010 increased 4.0 points compared to the same 2009 period. The commercial auto non-cat loss ratio increased 5.8 points primarily due to an increase in the number of large losses which impacted both the current and prior accident years. The other & product liability non-cat loss ratio increased by 18.9 points primarily due to an increase in large losses from prior accident years.

Similar to the personal insurance segment, we believe that the continued implementation of the pre-2011 initiatives within our claims operations will improve our business insurance loss ratio, particularly in fire and commercial multi-peril.

The business insurance segment’s catastrophe losses for 2011 totaled $51.6 million (13.6 loss ratio points) compared to $25.0 million (6.5 loss ratio points) for 2010 and $18.0 million (4.5 loss ratio points) for 2009. See “Personal Insurance Segment” section above for a discussion on the catastrophes that impacted both our personal and business insurance property lines.

In 2011, we embarked on a new commercial lines project what we call the “Business Insurance Evolution” to enhance our rating and pricing models and business rules and to improve work processes. We believe both improved underwriting results and lower expenses will result from this project.

Specialty Insurance Segment

In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. Net written premiums for our specialty insurance segment represented 23%, 10% and 4% of our total consolidated net written premiums for 2011, 2010 and 2009, respectively. Excluding the one-time impacts of the 2010/2011 pooling changes, net written premiums for our specialty insurance segment represented 21%, 9%, and 4% of our total consolidated net written premiums for 2011, 2010 and 2009, respectively.

The following table sets forth a summary of net written premiums by unit for our specialty insurance segment for the years ended December 31, 2011, 2010 and 2009, excluding the one-time impacts of the 2010/2011 pooling changes (see Net Written Premiums Reconciliation Tables above), and for the year ended December 31, 2010, on a pro forma basis which assumes that the Rockhill Insurers’ business had been included in the Pooling Arrangement as of January 1, 2010.

($ millions)	2011	2010	Pro Forma 2010	2009
Specialty Insurance Segment:

Net Written Premiums
RED	$141.6	83.2	83.2	—
Rockhill	75.7	3.5	51.9	2.2
Workers’ compensation	71.9	38.9	62.1	43.3

Total specialty	$289.2	125.6	197.2	45.5

Net written premiums for the specialty insurance segment for the year ended December 31, 2011 increased $169.2 million compared to the same 2010 period. Excluding the one-time impacts of the 2010/2011 pooling changes, net written premiums for the specialty insurance segment for the year ended December 31, 2011 increased $163.6 million compared to the same 2010 period. The increase in net written premiums for the specialty insurance segment was principally driven by the addition of the Rockhill Insurers’ business to the Pooling Arrangement and increased business written through our RED unit.

Net written premiums for our RED unit for the year ended December 31, 2011 increased $44.5 million compared to the same 2010 period. Excluding the one-time impacts of the 2010/2011 pooling changes, net written premiums for our RED unit for the year ended December 31, 2011 increased $58.4 million compared to the same 2010 period. This business was new to us in 2010, as the underwriting management agreement with RED went into effect during the fourth quarter 2009. Commercial auto coverage primarily contributed to this growth.

Net written premiums for our Rockhill unit for the year ended December 31, 2011 increased $88.2 million compared to the same 2010 period. The premium growth in our Rockhill unit was primarily due to the addition of the Rockhill Insurers’ business into the Pooling Arrangement in 2011. There was a $23.8 million increase when comparing net written premiums for our Rockhill unit for the year ended December 31, 2011, excluding the one-time impacts of the 2010/2011 pooling changes, to net written premiums on a pro forma basis for the year ended December 31, 2010. The increase was impacted by the following.

•	Increased business opportunities resulting from the Rockhill Insurers’ A.M. Best rating upgrade from A- to A in 2011.

•

Increased property business opportunities through our excess and surplus channel for catastrophe exposed businesses due to recent global catastrophe events and recent industry catastrophe model changes. This business is written on a nonadmitted basis, which allows us to underwrite unique insurance requirements using customized rates and forms, and is subject to an individual catastrophe treaty with a net retention of $7.5 million for each occurrence. See “Liquidity and Capital Resources – Reinsurance Arrangements” section included in this Item 7.

•

Recent rate and volume growth in our excess and surplus liability casualty lines, which we believe is attributable to early signs of stabilization in pricing in the commercial lines market, broker relationship and marketing initiatives.

•

Recent changes in the structure of two liability lines and all other perils reinsurance programs, which resulted in our retaining additional written premium of $11.7 million for the year ended December 31, 2011. See “Liquidity and Capital Resources – Reinsurance Arrangements” section included in this Item 7.

Net written premiums for our workers’ compensation unit for the year ended December 31, 2011 increased $36.5 million compared to the same 2010 period. The net written premium growth in the workers’ compensation unit was primarily due to the addition of the Rockhill Insurers’ business into the Pooling Arrangement in 2011. There was a $9.8 million increase when comparing net written premiums for our workers’ compensation unit for the year ended December 31, 2011, excluding the one-time impacts of the 2010/2011 pooling changes, to net written premiums on a pro forma basis for the year ended December 31, 2010. The premium growth in our workers’ compensation unit was driven by increased renewal retention and rate increases in our larger accounts, which we believe is an indication that pricing levels within this line of business are improving.

The following table sets forth a summary of SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2011, 2010 and 2009:

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2011	$249.2	$0.6	$172.4	$173.0	0.2	69.2	69.4
ULAE	—	—	—	9.4	—	—	3.8

Total Loss and LAE	$249.2	$0.6	$172.4	$182.4	0.2	69.2	73.2

2010	$75.2	—	$46.9	$46.9	—	62.5	62.5
ULAE	—	—	—	6.2	—	—	8.2

Total Loss and LAE	$75.2	—	$46.9	$53.1	—	62.5	70.6

2009	$45.5	—	$31.3	$31.3	—	68.9	68.9
ULAE	—	—	—	4.4	—	—	9.8

Total Loss and LAE	$45.5	—	$31.3	$35.7	—	68.9	78.5

In the specialty insurance segment, the total SAP non-cat loss ratio for year ended December 31, 2011 increased 6.7 points from the same 2010 period. The increase was primarily driven by an increase in reserves of $5.4 million in certain life time disability claims in the workers’ compensation line of business, nearly all of which are from 2009 and prior years, with approximately 65% from accident years 2006 and prior, as well as higher levels of large losses in the commercial auto line of business.

Loss and LAE Development

Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	% GAAP Loss and LAE	2010	% GAAP Loss and LAE	2009	% GAAP Loss and LAE
Provision for losses and loss expenses occurring:
Current year	$1,213.3	84.9	$954.2	75.9	$899.5	76.5
Prior years	(33.3)	(2.3)	(64.6)	(5.1)	(56.2)	(4.8)

Total losses and loss expenses	$1,180.0	82.6	$889.6	70.8	$843.3	71.7

As shown above, the 2011 loss and loss expenses attributable to prior years totaled a decrease of $33.3 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2011:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2001 and prior	$1.8
2002	0.7
2003	(0.2)
2004	2.5
2005	(2.3)
2006	0.9
2007	4.2
2008	5.1
2009	11.6
2010	9.0

Total	$33.3

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the favorable development in 2011 came primarily from accident years 2009 and 2010. The more notable items contributing to the 2011 favorable development were:

•	ULAE was $7.6 million lower than anticipated in the reserves at December 31, 2010.

•	Favorable catastrophe loss development of $4.3 million was primarily within our fire & allied lines, other personal, personal auto and homeowners lines of business.

•

In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves developed favorably by $28.1 million, primarily in the property lines. Homeowners, commercial multi-peril and fire & allied lines reserves accounted for $14.2 million, $6.1 million and $4.9 million of the favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, primarily from accident year 2010 and, to a lesser extent, the past five accident years in the commercial multi-peril line of business.

•

In the specialty segment, the non-catastrophe loss and ALAE reserves developed adversely by $6.7 million, which was driven by greater than anticipated large losses in the commercial auto line of business and reserve increases on certain life time disability claims in the workers’ compensation line of business.

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
Redundancy /(Deficiency)
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
Redundancy /(Deficiency)
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

The following table sets forth loss and loss expenses payable by major line of business (i) at December 31, 2011 and 2010, (ii) at December 31, 2011, on a pro forma basis which assumes no impact from the December 31, 2011 pooling change (see footnote (1), below), and (iii) at December 31, 2010, on a pro forma basis which assumes the January 1, 2011 pooling change had been effective as of December 31, 2010 (see footnote (2), below):

($ millions)	December 31, 2011	December 31, 2011 Pooling Change impact	Pro Forma December 31, 2011(1)	December 31, 2010	January 1, 2011 Pooling Change impact	Pro Forma December 31, 2010(2)
Personal insurance segment:
Personal auto	$195.9	(45.2)	241.1	247.7	—	247.7
Homeowners	71.9	(16.6)	88.5	80.7	—	80.7
Other Personal	11.2	(2.5)	13.7	12.8	—	12.8

Total personal	279.0	(64.3)	343.3	341.2	—	341.2

Business insurance segment:
Commercial auto	76.9	(17.8)	94.7	99.2	—	99.2
Commercial multi-peril	73.5	(16.9)	90.4	92.0	—	92.0
Fire & allied lines	24.3	(5.6)	29.9	31.4	—	31.4
Other & product liability	158.6	(36.6)	195.2	183.1	—	183.1
Other commercial	3.6	(0.8)	4.4	5.2	—	5.2

Total business	336.9	(77.7)	414.6	410.9	—	410.9

Specialty insurance segment	265.7	(61.4)	327.1	122.1	124.1	246.2

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable	$881.6	(203.4)	1,085.0	874.2	124.1	998.3

(1)

The December 31, 2011 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable prior to being ceded to the Mutual Pooled Companies due to the December 31, 2011 pooling change.

(2)

The December 31, 2010 loss and loss expenses payable balance has been adjusted for comparative purposes to reflect the loss and loss expenses payable assumed from the Rockhill Insurers due to the January 1, 2011 pooling change.

The loss and loss expenses payable at December 31, 2011 increased $7.4 million from the loss and loss expenses payable at December 31, 2010. There was an increase of $86.3 million when comparing the loss and loss expenses payable at December 31, 2011, assuming no impact from the December 31, 2011 pooling change, to the loss and loss expenses payable on a pro forma basis at December 31, 2010. This increase was primarily due to growth in the specialty insurance segment, and reserve increases in the specialty insurance segment related to large losses in the commercial auto line of business and certain life time disability claims in the workers’ compensation line of business. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratio was 33.7% in 2011 compared to 33.8% and 34.1% in 2010 and 2009, respectively.

Investment Operations Segment

Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities and large-cap equities and outside investment managers to invest in small-cap equities and international funds. The Investment Committee (the “Committee”) of our Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to maintain adequate liquidity and capital to meet our responsibilities to policyholders; grow long term economic surplus, thereby increasing our capital position; provide a consistent level of income to support operations; and manage investment risk. Our current investment strategy does not rely on the use of derivative financial instruments.

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

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2011, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.

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

At December 31, 2011, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income (loss).

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2011 and 2010:

($ millions)	December 31, 2011	% of Total	December 31, 2010	% of Total
Cash and cash equivalents	$356.0	13.8	$88.3	3.7
Fixed maturities, at fair value:
Fixed maturities	1,674.5	64.8	1,705.2	71.2
Treasury inflation-protected securities	260.4	10.1	195.5	8.2

Total fixed maturities	1,934.9	74.9	1,900.7	79.4
Notes receivable from affiliate(1)	70.0	2.7	70.0	2.9
Equity securities, at fair value:
Large-cap securities	122.1	4.7	211.1	8.8
Small-cap securities	45.2	1.7	45.1	1.9

Total equity securities	167.3	6.4	256.2	10.7
Other invested assets, at fair value:
International instruments	52.6	2.0	75.3	3.1
Other invested assets	4.6	0.2	4.4	0.2

Total other invested assets, at fair value	57.2	2.2	79.7	3.3
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,585.9	100.0	$2,395.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2011:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$41.3	41.7
Due after 1 year through 5 years	360.1	375.8
Due after 5 years through 10 years	520.6	562.9
Due after 10 years	504.5	544.3
U.S. government agencies residential mortgage-backed securities	390.8	410.2

Total	$1,817.3	1,934.9

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

At December 31, 2011, our equity portfolio consisted of approximately 51 different large-cap stocks and 72 small-cap stocks. The largest single position was 2.9% of the equity portfolio based on fair value, and the top ten positions accounted for 22.5% of the equity portfolio. At December 31, 2010, our equity portfolio consisted of approximately 65 different large-cap stocks and 75 small-cap stocks. The largest single position was 2.7% of the equity portfolio based on fair value and the top ten positions account for 20.8% of the equity portfolio. Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a small allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

Market Risk

Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 3.71 and 5.01 as of December 31, 2011 and 2010, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2011:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$498.3	481.4	468.7	449.8	433.2
Obligations of states and political subdivisions	875.6	844.1	811.2	773.8	732.2
Corporate securities	271.2	259.2	244.8	236.9	226.8
U.S. government agencies residential mortgage-backed securities	419.8	417.6	410.2	398.3	383.3

Balance as of December 31, 2011	$2,064.9	2,002.3	1,934.9	1,858.8	1,775.5

This table summarizes only the effects that a parallel change in interest rates could have on the fixed maturity portfolio. Changes in rates would also change the value of our liabilities and possibly other financial assets. We caution the reader that this analysis does not take into account nonparallel changes in interest rates. It is likely that some rates would increase or decrease more than others depending upon market conditions at the time of the change. This nonparallel change would alter the value of the fixed maturity portfolio. The analysis is also limited in that it does not take into account any actions that might be taken by us in response to these changes. As a result, the actual impact of a change in interest rates and the resulting fixed maturity values may differ significantly from what is shown in the table.

We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 91.3% of the bonds we own are rated AA or better. We do not intend to change our investment policy on the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. To provide us greater flexibility in order to manage our market risk exposures, we categorize our fixed maturities as available-for-sale. We do not maintain a trading portfolio.

We have no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, approximately $410.2 million or 19.0% of our available-for-sale investment portfolio as of December 31, 2011, were in either Ginnie Mae pools, which are guaranteed by the full faith and credit of the U.S. Government, or Fannie Mae or Freddie Mac pools. In 2008, both Fannie Mae and Freddie Mac received additional U.S. Government backing when they were placed into conservatorship.

Our fixed maturity investment portfolio at December 31, 2011 included obligations of states and political subdivisions with a total carrying value of $811.2 million. $334.2 million of these securities, or 41.2% of our municipal securities portfolio (“Muni Portfolio”), were enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. Of the total $811.2 million of municipal securities in our investment portfolio at December 31, 2011, 93.7% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, as of December 31, 2011, we had no direct investment in any guarantor including any bond insurer.

The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2011:

Rating ($ millions)	Total fair value	%
AAA*	$240.3	29.6
AA	520.1	64.1
A	43.7	5.4
Other	7.1	0.9

Total	$811.2	100.0

*	Our AAA rating category includes securities which have been either pre-funded or escrowed to maturity.

The following table sets forth the composition of the insurers providing Credit Enhancements, along with the corresponding underlying credit rating of the issuer of the security, at December 31, 2011:

Monoline Insurer / Underlying Rating ($ millions)	Total fair value
Assured Guaranty Municipal Corp. (formerly FSA):
AAA	$18.1
AA	130.6
A	10.6
Other	6.5

165.8
AMBAC:
AAA	9.8
AA	55.9
A	15.2

80.9
FGIC:
AAA	4.0
AA	0.3

4.3
National Public Finance Guarantee (formerly MBIA):
AAA	8.0
AA	66.6
A	5.6
Other	0.7

80.9
XLCA:
A	2.3

Total municipal securities enhanced by third party monoline insurers	$334.2

We believe our Muni Portfolio is well diversified by issuer and state. We have 10.0% invested in securities which have been either pre-refunded or escrowed to maturity bonds. Within the non pre-refunded and escrowed to maturity portfolio, no single issuer comprises more than 5% of the portfolio and no more than 10% of the portfolio is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. 31.3% of our municipal bonds are general obligation bonds or other tax-backed bonds. The majority of the remaining Muni Portfolio consists of revenue bonds. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.

In 2011, there continued to be a high level of call activity with respect to both our tax exempt and taxable bonds due to the low interest rate environment. During 2010, the level of call activity in our fixed maturity portfolio increased when compared to 2009. The proceeds from the call, maturity or sale of securities within our Muni Portfolio, which are long duration, tax exempt securities, have been reinvested into shorter duration, taxable fixed income securities with lower rates of return.

As of December 31, 2011, our large-cap equity portfolio had a beta of 1.00 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following table sets forth what changes might occur in the value of the large-cap equity portfolio given a change in the S&P 500 Index at December 31, 2011:

Fair value ($ millions)	$146.6	$134.4	$122.1	$109.9	$97.7
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	120%	110%	100%	90%	80%

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

At December 31, 2011, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.68 and 0.85, respectively, using the MSCI EAFE Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the index. The following tables set forth what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index at December 31, 2011:

Fund 1
Fair value ($ millions)	$25.6	$24.1	$22.6	$21.0	$19.5
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%

Fund 2
Fair value ($ millions)	$35.1	$32.6	$30.0	$27.5	$24.9
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	117%	109%	100%	92%	83%

The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.

Investment Operations Revenue

The following table sets forth the components of net investment income for the years ended December 31, 2011, 2010 and 2009:

($ millions)	Year Ended December 31
	2011	2010	2009
Gross investment income:
Fixed maturities	$77.0	$71.7	$75.7
Equity securities	4.9	5.4	3.5
Other	5.7	5.8	4.9

Total gross investment income	87.6	82.9	84.1
Less: Investment expenses	2.2	2.1	2.0

Net investment income	$85.4	$80.8	$82.1

Average invested assets (at cost)	$2,392.3	$2,235.7	$2,117.0
Annualized investment yield	3.6%	3.6%	3.9%
Annualized investment yield, after tax	2.8%	2.9%	3.3%
Net investment income, after tax	$66.9	$65.7	$70.5
Effective tax rate	21.7%	18.7%	14.1%

Our investment operations revenue was primarily impacted by the following factors.

•

The amortized cost value of our Treasury Inflation-Protected Securities (“TIPS”) increased to $231.4 million for the year ended December 31, 2011, as compared to $187.6 million and $137.0 million for the same 2010 and 2009 periods, respectively. The income earned on our TIPS securities, which is dependent on changes in the CPI Index, increased by $6.6 million in 2011 when compared to the same 2010 period, and decreased by $2.7 million in 2010 when compared to the same 2009 period.

•

The amount of interest earned on our fixed maturity securities declined due to a portfolio shift to holding more taxable bonds with shorter durations and lower rates of return and fewer long duration tax exempt bonds earning higher rates of return. The call activity level on our tax exempt portfolio in 2011 and 2010, as previously discussed, contributed to this portfolio shift.

•

The current environment of lower interest rates has also impacted the amount of interest earned on our fixed maturity portfolio. As our higher yielding bonds mature or are called by the issuers, such as in our tax exempt portfolio, the proceeds from these bonds are being reinvested at a lower interest rate.

•

In 2011, we sold several of our equity securities for several reasons, including managing our equity holdings to be consistent with our investment policy, responding to negative outlooks, achieving our price targets, as well as to accumulate cash to be in a position to settle the transfers related to the December 31, 2011 pooling change with the Mutual Pooled Companies in early 2012. In 2010, in order to offset the decline in interest earned on our fixed maturity securities and to improve yield and cash flows, we began to hold more high dividend paying equities when compared to 2009.

•

For the years ended December 31, 2011, 2010 and 2009, interest earned on notes receivable from affiliate was $4.9 million, $4.9 million, and $3.1 million, respectively. Our Credit Agreements with State Auto Mutual were entered into during the second quarter of 2009.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011		2010		2009
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$4.4	167.6	2.4	93.6	5.9	322.2
Equity securities	41.7	152.9	15.8	65.7	4.8	19.2
Other invested assets	3.9	20.8	—	—	—	—

Total realized gains	50.0	341.3	18.2	159.3	10.7	341.4
Realized losses:
Fixed maturities—Sales	—	—	—	—	—	1.6
Equity securities:
Sales	(5.3)	28.0	(3.1)	20.3	(6.9)	14.8
OTTI	(6.6)	—	(3.6)	—	(9.0)	—
Other invested assets—OTTI	—	—	(0.5)	—	—	—
Other invested assets, at fair value—OTTI	—	—	—	—	—	—

Total realized losses	(11.9)	28.0	(7.2)	20.3	(15.9)	16.4

Net realized gain (loss) on investments	$38.1	369.3	11.0	179.6	(5.2)	357.8

Equity sales were executed for various reasons in 2011, 2010 and 2009, including: (i) in response to negative outlook announcements or changes in business conditions which in our opinion diminished the future business prospects of certain securities, (ii) in response to achievement of our price targets for certain securities, and (iii) in order to manage our equity holdings to be consistent with our investment policy.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Critical Accounting Policies—Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We did not recognize OTTI on our fixed maturity portfolio during 2011, 2010 and 2009.

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

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the year ended December 31, 2011:

($ millions)	Number of positions	Total impairment
Equity Securities:
Large-cap securities	4	$(1.0)
Small-cap securities	60	(5.6)

Total OTTI	64	$(6.6)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at December 31, 2011, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2011:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	$35.0	89	$(0.1)	4	$468.7
Obligations of states and political subdivisions	761.3	50.0	336	(0.1)	5	811.2
Corporate securities	231.4	13.7	83	(0.3)	9	244.8
U.S. government agencies residential mortgage-backed securities	390.8	20.3	128	(0.9)	17	410.2

Total fixed maturities	1,817.3	119.0	636	(1.4)	35	1,934.9

Equity Securities:
Large-cap securities	106.4	18.9	41	(3.2)	10	122.1
Small-cap securities	35.3	9.9	72	—	—	45.2

Total equity securities	141.7	28.8	113	(3.2)	10	167.3
Other invested assets	48.6	8.6	3	—	—	57.2

Total available-for-sale investments	$2,007.6	$156.4	752	$(4.6)	45	$2,159.4

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at December 31, 2011 and 2010, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2011:

($ millions)	December 31, 2011	December 31, 2010	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$117.6	38.4	79.2
Equity securities	25.6	56.0	(30.4)
Other invested assets	8.6	15.3	(6.7)

Unrealized gains	151.8	109.7	42.1
Deferred federal income tax liability	(53.1)	(38.4)	(14.7)

Unrealized gains, net of tax	$98.7	71.3	27.4

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2011.

As of December 31, 2011, Level 3 assets as a percentage of total assets were 0.1%, which we have determined to be insignificant.

Other Items

Income Taxes

For the year ended December 31, 2011, federal income tax expense was $37.5 million compared to a tax expense of less than $0.1 million and a tax benefit of $(23.0) million for the same 2010 and 2009 periods, respectively. The effective tax rate for 2011 of (34)% differs from the statutory rate of 35% principally because of the valuation allowance that was established during 2011. A valuation allowance of $91.2 million was held at December 31, 2011, with a corresponding charge to total tax expense for the year ended December 31, 2011.

See “Critical Accounting Policies—Deferred Income Taxes” included in this Item 7. See Note 8, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2011, 2010 and 2009.

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

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary in 2011, 2010 or 2009 despite the increased level of catastrophe losses.

Net cash provided by operating activities was $43.0 million, $131.4 million and $110.5 million for 2011, 2010 and 2009, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The decrease in net cash provided by operating activities for the year ended December 31, 2011 was driven by the significant increase in the level of loss and loss expenses paid due to the record level of catastrophe losses that occurred in 2011. The 2011 and 2010 operational cash activity included cash inflows of $69.1 million and $3.7 million, respectively, due to pooling changes.

During 2011, 2010 and 2009, as permitted by regulations of the Internal Revenue Service, we made cash contributions of $15.0 million, $13.0 million and $15.0 million, respectively, to our defined benefit pension plan on behalf of our employees. The actuarially determined contribution to our defined benefit pension plan ranges from the minimum amount we would be required to contribute to the maximum amount that would be tax deductible. Amounts contributed in excess of the minimum are deemed voluntary while amounts in excess of the maximum would be subject to an excise tax and may not be deductible for tax purposes. Amounts paid in each of these three years were within the minimum and maximum funding amounts that would be deductible for tax purposes. The actuarially determined funding amount to the plan is generally not determined until the second quarter with respect to the contribution year, though we currently expect to make a minimum cash contribution to our defined benefit pension plan up to $13.0 million during 2012. For a further discussion regarding our defined benefit pension plan, see “Critical Accounting Policies—Pension and Postretirement Benefit Obligations” included in this Item 7.

Net cash provided by investing activities was $246.2 million in 2011 compared to net cash used in investing activities of $112.6 million and $150.2 million in 2010 and 2009, respectively. The following factors significantly contributed to the fluctuations between those years:

•

In 2011, we sold equity securities and certain fixed maturity securities in order to accumulate cash to be in a position to settle the transfers related to the December 31, 2011 pooling change with the Mutual Pooled Companies in early 2012.

•

In 2011, we had a cash inflow of $13.2 million, primarily related to our sale of SA National, compared to a cash outflow of $7.5 million in 2010. The amount paid in 2010 approximated SA National’s cash position on that date.

•

At the beginning of 2009, we held higher levels of cash as a result of our conservative approach to investing as markets weakened in the last half of 2008 and because of our need to pay claims associated with the higher level of catastrophes occurring during the second half of 2008. During 2009, as markets improved and claim activity returned to more normal levels after Hurricane Ike, we began reinvesting as opportunities arose. In addition, we made a $70.0 million loan to State Auto Mutual in 2009.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2011, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities

(liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2011 and 2010 were 4.73% and 4.50%, respectively.

Notes Payable Summary

The following table sets forth our notes payable at December 31, 2011:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$100.9	$100.3	6.25%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	4.73%

Total notes payable	$116.4	$115.8

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2011, we had $15.5 million notes payable with variable interest and $100.9 million notes payable with interest fixed at 6.25%, which equated to approximately 13.3% variable interest debt and 86.7% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations” included in this Item 7.

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

Homeowners Quota Share Reinsurance Arrangement

On December 31, 2011, the State Auto Group entered into the HO QS Arrangement, which is a three-year quota share reinsurance agreement covering our homeowners book of business. Under the HO QS Arrangement, the State Auto Group cedes to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement remains in place until December 31, 2014. A reinsurer may terminate its participation in the HO QS Arrangement upon the occurrence of certain events, including, without limitation, if the policyholders’ surplus of the State Auto Group is reduced by more than 25% from the amount of its surplus as of September 30, 2011 or the State Auto Group is assigned an A.M. Best rating below A-.

Under the HO QS Arrangement, the State Auto Group receives a 29.0% commission on all premiums ceded to the reinsurers during the term of the agreement. Subject to the terms and conditions of the HO QS Arrangement, the State Auto Group may receive a profit commission.

The HO QS Arrangement provides the reinsurers with certain contractual rights in the event of a “material adverse change,” as defined in the agreement, occurs to the State Auto Group. For example, the reinsurers may request the revision or renegotiation of certain terms of the agreement if the State Auto Group’s homeowners exposure growth exceeds specified levels or if the State Auto Group makes significant underwriting, claim handling or business mix changes that adversely impact the business reinsured under the agreement. In the event the parties do not agree on revised terms, the reinsurers may cancel the HO QS Arrangement. Under the material adverse change provisions, the reinsurers may reduce the ceding commission proportionally in the event the homeowners rate changes implemented fall short of our pricing plan by more than certain stipulated contractual amounts.

Under the HO QS Arrangement, the reinsurers have agreed to accept 75% of the State Auto Group’s subject homeowners net liability. The liability of the reinsurers will not exceed any of the following: $3.0 million as to any one risk with respect to property losses; $2.0 million as to any one insured with respect to liability losses; $55.0 million as to all losses arising from any one loss occurrence; 50% of the ceded net earned premium for the first contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the first contact year, subject to an amount not to exceed $181.0 million for the first contract year; 40% of the ceded net earned premium for the second contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the second contact year, subject to an amount not to exceed $150.0 million for the second contract year; 30% of the ceded net earned premium for the third contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the third contract year, subject to an amount not to exceed $117.0 million for the third contract year; or 34% of the ceded net earned premium for the term of the agreement with respect to all losses arising from all catastrophe loss occurrences commencing during the term of the agreement, subject to an amount not to exceed $380.0 million for the term of the contract. A “catastrophe loss occurrence” is defined as any one loss occurrence which has been assigned a catastrophe number by the ISO PCS. We believe this reinsurance arrangement reduces risk and volatility in the homeowners line of business and to our overall book of business while providing us with additional catastrophe protection.

Other Reinsurance Arrangements

Each member of the State Auto Group is party to working reinsurance treaties for casualty, workers’ compensation and property lines with several reinsurers arranged through reinsurance intermediaries. These agreements are described in more detail below. We have also secured other reinsurance to limit the net cost of large loss events for certain types of coverage written in certain companies, including reinsurance covering umbrella liability losses up to a limit of $10.0 million with a maximum of $0.6 million retention. The State Auto Group also makes use of facultative reinsurance for unique risk situations. The State Auto Group also participates in state insurance pools and associations. In general, these pools and associations are state sponsored and/or operated, impose mandatory participation by insurers doing business in that state, and offer coverage for hard-to-place risks at premium rates established by the state sponsor or operator, thereby transferring risk of loss to the participating insurers in exchange for premiums which may not be commensurate with the risk assumed.

We also maintain certain reinsurance agreements to provide protection tailored to the specialized risks written through our Rockhill specialty insurance unit.

Property Catastrophe

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering catastrophe related events affecting at least two risks. On a combined basis, the members of the State Auto Group retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $160.0 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $215.0 million of covered losses, each occurrence. Our companies are responsible for losses above $215.0 million. The rates for this reinsurance are negotiated annually. Policies underwritten by the Rockhill specialty insurance unit are not subject to this property catastrophe excess of loss reinsurance agreement.

For property policies underwritten by our Rockhill specialty insurance unit, we maintain a property catastrophe excess of loss reinsurance agreement covering catastrophe related events affecting at least two risks.

Under this agreement, we retain the first $7.5 million of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $7.5 million up to $85.0 million of covered loss, each occurrence. The rates for this reinsurance are negotiated annually.

Property Per Risk

The property per risk excess of loss reinsurance agreement provides that each company in the State Auto Group is responsible for the first $3.0 million of each covered loss, as well as an additional $2.0 million in aggregate retention per treaty year. The reinsurers are responsible for 100% of the excess over $3.0 million up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually. Policies underwritten by the Rockhill specialty insurance unit are not subject to this property per risk excess of loss reinsurance agreement.

For property policies underwritten by our Rockhill specialty insurance unit, we maintain a property surplus share agreement for wind-only insurance products. This agreement provides for a proportional share of losses on all coastal wind policies written with limits greater than $5.0 million and up to $10.0 million of covered loss and all non coastal wind policies written with limits greater than $10.0 million and up to $16.0 million of covered loss. The reinsurers’ limit cannot exceed more than $5.0 million on any one risk. For property policies underwritten by our Rockhill specialty insurance unit, we also maintain a property per risk excess of loss reinsurance agreement for policies insuring certain other perils. Under this agreement, the Group is responsible for the first $1.0 million of each covered loss; the reinsurers are responsible for 100% of the excess over $1.0 million up to $15.0 million of covered loss. The rates for these reinsurance agreements are negotiated annually.

Property Catastrophe Aggregate

During 2010 and 2009, members of the State Auto Group were parties to the CAT Aggregate Agreement. The CAT Aggregate Agreement provided reinsurance coverage on an annual basis for certain qualifying catastrophic events, including certain events falling below the $55.0 million retention under the property catastrophe excess of loss reinsurance agreement discussed in the preceding paragraph. Events covered by the CAT Aggregate Agreement needed to be PCS numbered catastrophes, excluding earthquakes and named storms such as hurricanes and tropical storms. Of the thirty catastrophes from which we experienced losses during 2010, nine met the minimum $5.0 million requirement; however, in aggregate the total State Auto Group losses of $81.9 million related to the nine qualifying catastrophes did not exceed the State Auto Group’s $90.0 million retention level in 2010. Six of the twenty-seven catastrophes experienced during 2009 met the minimum $5.0 million requirement and in aggregate exceeded the State Auto Group’s $80.0 million retention level in 2009. The CAT Aggregate Agreement was not renewed for 2011.

Casualty

The casualty excess of loss reinsurance agreement provides that each company in the State Auto Group is responsible for the first $2.0 million of a covered loss. The reinsurers are responsible for 100% of the excess over $2.0 million up to $5.0 million of covered loss. Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $10.0 million of coverage in excess of $5.0 million retention for each loss occurrence. This layer of reinsurance sits above the $3.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually. Policies underwritten by the Rockhill specialty insurance unit are not subject to this casualty excess of loss reinsurance agreement.

For certain casualty lines written through our Rockhill unit, we have a consolidated casualty treaty whereby we retain the first $1.0 million of covered loss and the reinsurers are responsible for 75% of the excess over $1.0 million up to $6.0 million per risk. The rates for this reinsurance are negotiated annually.

Effective October 1, 2011, we entered into a quota share reinsurance agreement for Management & Professional Liability arising out of certain classes of business underwritten in our Rockhill unit. For any subject losses, the treaty pays 40% of 100%, up to 40% of $10.0 million, or $4.0 million. The remaining loss amount is covered by the consolidated casualty reinsurance agreement.

Workers’ Compensation

The workers’ compensation excess of loss reinsurance agreement provides that each company in the State Auto Group is responsible for the first $1.0 million of covered loss, as well as an additional $1.0 million in aggregate retention per treaty year. The reinsurers are responsible for 100% of the excess over $1.0 million up to $10.0 million of covered loss. Net retentions under this agreement may be submitted to the casualty excess of loss agreement, subject to a limit of $2.0 million per loss occurrence. The rates for this reinsurance are negotiated annually.

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

State Auto National

Concurrent with our sale of SA National, SA National’s participation in the Pooling Arrangement was terminated, and we entered into a loss portfolio transfer and a 100% quota share reinsurance agreement on December 31, 2010, to assume liability for the pre- and post-closing book of business of SA National, including providing policy and claims service to SA National policyholders, until policies are renewed with the third party purchaser on such purchaser’s systems during a transition period of up to six months following effective date of sale. This assumed business by us is subject to the Pooling Arrangement.

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2011:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$931.1	372.0	307.8	111.7	139.6
Notes payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	100.0	—	100.0	—	—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.5	—	—	—	15.5

Total notes payable	115.5	—	100.0	—	15.5
Interest payable (2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	12.5	6.3	6.2	—	—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.8	0.7	1.5	1.5	12.1

Total interest payable	28.3	7.0	7.7	1.5	12.1
Postretirement benefits	20.0	2.2	4.4	4.2	9.2
Pension funding(5)	76.0	14.2	29.5	25.3	7.0

Total	$1,170.9	395.4	449.4	142.7	183.4

(1)

We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2011, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15.
(4)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2011 of 0.5269% plus 4.20%, or 4.7269%.
(5)

These amounts are estimates of ERISA minimum funding levels based on adjustments to prior year assumptions for our defined benefit pension plan and do not represent an estimate of our expected contributions. Funding levels generally are not determined until later in the year with respect to the contribution year. See Note 9, “Pension and Postretirement Benefits Plans” to our consolidated financial statements included in Item 8 of this Form 10-K for a tabular presentation of STFC’s share of expected benefit payments from the State Auto Group’s defined benefit pension plan.

Lease and other purchase obligations of State Auto Mutual are allocated to us through the Pooling Arrangement.

Regulatory Considerations

At December 31, 2011, 2010 and 2009, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

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

See “Overview—Capital Position” section included in this Item 7 for a discussion regarding capital management actions taken during the fourth quarter of 2011 to improve statutory surplus positions and leverage ratios for our insurance subsidiaries. The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2011, 2010 and 2009:

Statutory Leverage Ratios	2011(1)	2010(1)	2009
State Auto P&C	2.0	1.7	1.6
Milbank	2.7	1.7	1.6
Farmers	1.5	1.5	1.4
SA Ohio	1.2	1.2	1.1
Weighted Average(2)	2.1	1.7	1.5

(1)

Table excludes the one-time impact on net written premiums of $34.1 million, $106.8 million and $1.4 million that occurred in conjunction with the January 1, 2011 pooling change, December 31, 2011 pooling change and 2010 pooling change, respectively.

(2)	2009 includes the SA National statutory leverage ratio of 0.6. State Auto Financial sold SA National to a third party on December 31, 2010.

Our insurance subsidiaries pay dividends to State Auto Financial which in turn may be used by State Auto Financial to pay dividends to stockholders or to make principal and interest payments on debt. Individual states limit the amount of dividends that our insurance subsidiaries domiciled in those states can pay without prior approval. Under current law, $62.5 million is available in 2012 for payment as a dividend from our insurance subsidiaries to State Auto Financial, without prior approval from our respective domiciliary state insurance departments. In 2010 and 2009, State Auto Financial received $56.4 million and $11.5 million, respectively, in dividends from its insurance subsidiaries. We are required to notify the insurance subsidiaries’ applicable state insurance commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary state commissioner of each insurance subsidiary has the authority to limit a dividend when the commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed risk-based capital requirements, which attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to authorized control level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2011, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 416.9% to 1,223.2%.

Credit and Financial Strength Ratings

The following table sets forth our credit and insurance company financial strength ratings as of March 2012:

	A.M. Best	Moody’s	Standard & Poor’s
State Auto Financial (credit rating)	bbb+	Baa3	BB+
State Auto Group (financial strength)	A	A3	BBB+

We are reviewed regularly by the independent rating agencies, including those rating agencies listed in the table above. We believe that these ratings provide a meaningful way for policyholders, agents, creditors, stockholders and others to compare us to our competitors. Our ratings are influenced by many factors, including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage.

The credit ratings set forth above relate to the Senior Notes issued by State Auto Financial and express the opinion of the rating agency as to the ability of State Auto Financial to meet its ongoing obligations under the terms of the Senior Notes. Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue.

The financial strength ratings set forth above relate to the State Auto Group and express the opinion of the rating agency as to the ability of the State Auto Group to meet its ongoing obligations to policyholders. The A.M. Best financial strength rating influences our ability to write insurance business as agents and policyholders generally prefer higher rated companies. Lower rated companies may be required to compete for agents and policyholders by offering higher commissions or lower premiums and expanded coverage, or a combination thereof.

In November 2011, Standard & Poor’s lowered its credit rating on State Auto Financial from BBB- to BB+ and its financial strength rating on the State Auto Group from A- to BBB+ and placed these ratings on CreditWatch with a negative outlook. Standard & Poor’s indicated that the downgrade was based on the decline of the State Auto Group’s capital adequacy from historical levels, among other factors. In February 2012, Standard & Poor’s affirmed the State Auto Financial’s credit rating of BB+ and the State Auto Group’s financial strength rating of BBB+, both with negative outlook, but removed these ratings from CreditWatch.

In November 2011, Moody’s lowered its credit rating on State Auto Financial from Baa2 to Baa3 and its financial strength rating on the State Auto Group from A2 to A3. These ratings have a stable outlook. Moody’s indicated that the downgrade was due to the significant capital deterioration of the State Auto Group during the second and third quarters of 2011, among other factors.

In June 2011, A.M. Best lowered its credit rating on State Auto Financial from a- to bbb+ and its financial strength rating on the State Auto Group from A+ (Superior) to A (Excellent) and revised its outlook for all ratings from negative to stable. A.M. Best indicated that the downgrade was based on the deterioration of the State Auto Group’s underwriting and operating earnings in recent years, driven by an increased frequency and severity of property catastrophe losses, among other factors.

OTHER

Impact of Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss expenses are known. When establishing rates, we attempt to anticipate increases from inflation subject to the limitations of modeling economic variables. Even when general inflation, as measured by the Consumer Price Index, is relatively modest, as has been the case over the last several years, price inflation on the goods and services purchased by insurance companies in settling claims can steadily increase. For example, medical care costs have risen at a higher rate than general inflation over the last few years. Costs for building materials typically rise dramatically following widespread natural catastrophes, such as the industry experienced in 2008 with Hurricane Ike. We continue to adjust our pricing projections to reflect current and anticipated changes in costs in all lines of business.

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

New Accounting Standards

Adoption of Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, FASB issued guidance to improve the disclosures related to fair value measurements. The guidance requires the information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements to be presented separately on a gross basis, rather than as one net number. We adopted this guidance effective January 1, 2011. The disclosures required by this guidance are provided in Note 3 of the accompanying consolidated financial statements.

Comprehensive Income

In June 2011, FASB issued updated guidance to improve the presentation of comprehensive income. This new guidance requires an entity to present comprehensive income on the face of the financial statements. We retrospectively adopted this guidance effective December 31, 2011. The consolidated financial statements present a separate Statement of Comprehensive Income.

Pending Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance, with retrospective application, at January 1, 2012. We anticipate the cumulative effect of this retrospective adoption of this guidance will reduce stockholders’ equity by approximately $20.5 million, after-tax, at January 1, 2010. Restated financial information will be presented with our first quarter 2012 Form 10-Q.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

The amendments in this guidance result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies the FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance at January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles—Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance at January 1, 2012, and it did not have a material impact on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 12, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 12, 2012

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amounts)	December 31
	2011	2010
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,817.3 and $1,862.3, respectively)	$1,934.9	1,900.7
Equity securities, available-for-sale, at fair value (cost $141.7 and $200.2, respectively)	167.3	256.2
Other invested assets, available-for-sale, at fair value (cost $48.6 and $64.4, respectively)	57.2	79.7
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,229.9	2,307.1

Cash and cash equivalents	356.0	88.3
Accrued investment income and other assets	30.2	38.0
Deferred acquisition costs	118.1	150.2
Reinsurance recoverable on losses and loss expenses payable (affiliates none)	25.5	18.8
Prepaid reinsurance premiums (affiliates none)	7.9	7.6
Due from affiliate	—	6.5
Current federal income taxes	12.3	7.6
Net deferred federal income taxes	0.5	86.3
Property and equipment, at cost, (net of accumulated depreciation of $7.5 and $7.2, respectively)	10.4	11.6

Total assets	$2,790.8	2,722.0

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $376.8 and $375.8, respectively)	$907.1	893.0
Unearned premiums (affiliates $98.4 and $234.6, respectively)	470.2	613.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.4	116.8
Postretirement and pension benefits	112.8	186.9
Due to affiliate	349.4	—
Other liabilities	76.6	60.3

Total liabilities	2,032.5	1,870.2

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.1 and 46.9 shares issued, respectively, at stated value of $2.50 per share	117.8	117.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	127.3	122.1
Accumulated other comprehensive income (loss)	63.8	(7.9)
Retained earnings	565.2	736.1

Total stockholders’ equity	758.3	851.8

Total liabilities and stockholders’ equity	$2,790.8	2,722.0

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2011	2010	2009
Earned premiums (ceded to affiliate $803.6, $818.8 and $742.6, respectively)	$1,428.8	1,257.2	1,176.5
Net investment income (affiliates $4.9, $4.9 and $3.1, respectively)	85.4	80.8	82.1
Net realized gain (loss) on investments:
Total other-than-temporary impairment losses	(6.6)	(4.1)	(9.0)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	43.6	19.0	3.8

Total net realized gain (loss) on investments	37.0	14.9	(5.2)
Other income (affiliates $2.5, $2.2 and $2.2, respectively)	2.5	2.2	3.5

Total revenues	1,553.7	1,355.1	1,256.9

Losses and loss expenses (ceded to affiliate $701.0, $579.1 and $544.9, respectively)	1,180.0	889.6	843.3
Acquisition and operating expenses	482.2	424.4	400.9
Interest expense (affiliates $0.7, $0.7 and $0.8, respectively)	7.1	7.1	7.6
Postretirement benefit curtailment gain	(14.9)	—	—
Other expenses	8.6	9.5	17.9

Total expenses	1,663.0	1,330.6	1,269.7

(Loss) income before federal income taxes	(109.3)	24.5	(12.8)
Federal income tax expense (benefit):
Current	(7.0)	7.7	(9.5)
Deferred	44.5	(7.7)	(13.5)

Total federal income tax expense (benefit)	37.5	—	(23.0)

Net (loss) income	$(146.8)	24.5	10.2

(Loss) earnings per common share:
Basic	$(3.65)	0.61	0.26

Diluted	$(3.65)	0.62	0.25

Dividends paid per common share	$0.60	0.60	0.60

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ millions)	Year ended December 31
	2011	2010	2009
Net (loss) income	$(146.8)	24.5	10.2
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during year	80.2	34.9	99.0
Reclassification adjustments for gains (losses) realized in net (loss) income	(38.1)	(11.5)	5.2
Income tax expense	(14.7)	(8.2)	(33.9)

Total net unrealized holding gains on investments	27.4	15.2	70.3
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(69.8)	(33.9)	37.3
Negative plan amendment gain on postretirement healthcare benefit plan	93.8	—	—
Reclassification adjustments for amortization to statements of income:
Transition asset	(0.3)	(0.8)	(0.7)
Negative prior service cost	(19.0)	(3.0)	(2.7)
Net actuarial loss	7.2	6.8	5.2
Effect of December 31, 2011 pooling change	59.1	—	—
Income tax (benefit) expense	(26.6)	10.8	(14.6)

Total net unrecognized benefit plan obligations	44.4	(20.1)	24.5

Other comprehensive income (loss)	71.7	(5.0)	94.7

Comprehensive (loss) income	$(75.1)	19.5	104.9

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2011	2010	2009
Common shares:
Balance at beginning of year	46.9	46.6	46.3
Issuance of shares	0.2	0.3	0.3

Balance at end of year	47.1	46.9	46.6

Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Shares acquired on stock option exercises	—	—	—

Balance at end of year	(6.8)	(6.8)	(6.8)

Common stock:
Balance at beginning of year	$117.3	116.6	115.9
Issuance of shares	0.5	0.7	0.7

Balance at end of year	117.8	117.3	116.6

Treasury stock:
Balance at beginning of year	$(115.8)	(115.7)	(115.5)
Shares acquired on stock option exercises	—	(0.1)	(0.2)

Balance at end of year	(115.8)	(115.8)	(115.7)

Additional paid-in capital:
Balance at beginning of year	$122.1	115.8	109.0
Issuance of common stock	2.2	2.6	2.8
Tax benefit from stock options exercises	—	0.3	0.2
Stock options granted	3.0	3.4	3.8

Balance at end of year	127.3	122.1	115.8

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(7.9)	(2.9)	(97.6)
Change in unrealized gains on investments, net of tax and reclassification adjustment	27.4	15.2	70.3
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustment	44.4	(20.1)	24.5

Balance at end of year	63.8	(7.9)	(2.9)

Retained earnings:
Balance at beginning of year	$736.1	735.6	749.2
Net (loss) income	(146.8)	24.5	10.2
Cash dividends paid (affiliates $15.2, $15.2 and $15.2, respectively)	(24.1)	(24.0)	(23.8)

Balance at end of year	565.2	736.1	735.6

Total stockholders’ equity at end of year	$758.3	851.8	849.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(146.8)	24.5	10.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	5.3	8.8	11.8
Share-based compensation	3.2	3.7	3.7
Net realized (gain) loss on investments	(37.0)	(14.9)	5.2
Changes in operating assets and liabilities:
Deferred acquisition costs	13.2	(23.2)	(5.0)
Accrued investment income and other assets	0.8	2.3	4.7
Postretirement and pension benefits	(9.9)	5.6	1.8
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(7.0)	1.5	0.3
Other liabilities and due to/from affiliates, net	89.5	1.2	(18.2)
Losses and loss expenses payable	93.0	56.8	49.0
Unearned premiums	(70.2)	67.6	31.9
Excess tax benefits on share-based awards	—	0.3	0.1
Federal income taxes	39.8	(6.5)	15.0
Cash provided from pooling changes, January 1, 2011 and 2010 (Note 6a)	69.1	3.7	—

Net cash provided by operating activities	43.0	131.4	110.5

Cash flows from investing activities:
Purchases of fixed maturities—available-for-sale	(369.7)	(546.2)	(494.7)
Purchases of equity securities—available-for-sale	(92.6)	(87.4)	(90.4)
Purchases of other invested assets	(1.2)	(21.2)	(13.0)
Maturities, calls and pay downs of fixed maturities—available-for-sale	327.2	369.3	159.0
Sales of fixed maturities—available-for-sale	167.6	93.6	323.8
Sales of equity securities—available-for-sale	180.9	86.0	34.0
Sales of other invested assets	20.8	0.9	1.2
Note to affiliate	—	—	(70.0)
Sale of subsidiary	13.2	(7.5)	—
Net additions of property and equipment	—	(0.1)	(0.1)

Net cash provided by (used in) investing activities	246.2	(112.6)	(150.2)

Cash flows from financing activities:
Proceeds from issuance of common stock	2.6	3.2	3.3
Payments of dividends (affiliates $15.2, $15.2 and $15.2, respectively)	(24.1)	(24.0)	(23.8)

Net cash used in financing activities	(21.5)	(20.8)	(20.5)

Net increase (decrease) in cash and cash equivalents	267.7	(2.0)	(60.2)
Cash and cash equivalents at beginning of year	88.3	90.3	150.5

Cash and cash equivalents at end of year	$356.0	88.3	90.3

Supplemental disclosures:
Interest paid (affiliates $0.7, $0.7 and $0.8, respectively)	$7.0	7.0	7.1

Federal income taxes (received) paid	$(2.3)	6.2	(38.1)

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

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

a. Principles of Consolidation

The consolidated financial statements include State Auto Financial Corporation (“State Auto Financial”), an Ohio corporation, and the following wholly owned subsidiaries of State Auto Financial:

•	State Auto Property and Casualty Insurance Company (“State Auto P&C”), an Iowa corporation

•	Milbank Insurance Company (“Milbank”), an Iowa corporation

•	Farmers Casualty Insurance Company (“Farmers”), an Iowa corporation

•	State Auto Insurance Company of Ohio (“SA Ohio”), an Ohio corporation

•	Stateco Financial Services, Inc. (“Stateco”), an Ohio corporation

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

b. Description of Business

The Company markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. The Company’s principal lines of insurance include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. State Auto P&C, Milbank, Farmers and SA Ohio are chartered and licensed property and casualty insurers. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the “Departments”) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with State Auto Mutual and its affiliates. The underwriting activity and geographic distribution of State Auto Mutual and its affiliates is generally the same as the underwriting activity and geographic distribution of the Company.

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

c. Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which vary in certain respects from statutory accounting practices (“SAP”) followed by State Auto P&C, Milbank, Farmers and SA Ohio that are prescribed or permitted by the Departments.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable and the realizability of deferred tax assets. In connection with the determination of losses and loss expenses payable, management uses historical data, current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, management considers all available evidence, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or other comprehensive income. These estimates by their nature are subject to uncertainties for various reasons.

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

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in other comprehensive income (loss). Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Among the factors that management considers for equity securities and other invested assets are the length of time and/or the significance of decline below cost, the Company’s ability and intent to hold these securities through their recovery periods, the current financial condition of the issuer and its future business prospects, and the ability of the market value to recover to cost in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, the cost basis of the security is adjusted to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in other comprehensive income (loss).

e. Cash Equivalents

The Company considers all liquid debt instruments with a maturity of three months or less to be cash equivalents. The carrying amounts reported approximate their fair value.

f. Deferred Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses relating to the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs. The Company has not recorded any significant changes in estimates for the years ended December 31, 2011, 2010 and 2009, respectively. See 1.k Pending Adoptions of New Accounting Standards below.

The following table sets forth net deferred acquisition costs for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Balance, beginning of year	$150.2	127.3	122.3
Effect of January 1, 2011 and 2010 pooling changes (Note 6a)	8.3	(0.2)	—
Acquisition costs deferred	328.7	304.7	282.5
Acquisition costs amortized to expense	(341.8)	(281.6)	(277.5)
Effect of December 31, 2011 pooling change (Note 6a)	(27.3)	—	—

Balance, end of year	$118.1	150.2	127.3

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of other comprehensive income (loss). Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Interest and penalties related to uncertain tax positions are recorded in the balance sheet as other liabilities, and recognized in the income statement as other expenses.

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $25.5 million and $28.3 million at December 31, 2011 and 2010, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

i. Premiums

Premiums are recognized as earned prorata over the policy period. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage.

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

k. New Accounting Standards

Adoption of Recent Accounting Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the disclosures related to fair value measurements. The guidance requires the information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements to be presented separately on a

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

gross basis, rather than as one net number. The Company adopted this guidance effective January 1, 2011. The disclosures required by this guidance are provided in Note 3 of the accompanying consolidated financial statements.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the presentation of comprehensive income. This new guidance requires an entity to present comprehensive income on the face of the financial statements. The Company retrospectively adopted this guidance effective December 31, 2011. The consolidated financial statements present a separate Statement of Comprehensive Income.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance to improve the disclosures related to fair value measurements. The guidance requires expanded fair value disclosures, including the reasons for significant transfers between Level 1 and Level 2 and the amount of significant transfers into each level disclosed separately from transfers out of each level. For Level 3 fair value measurements, information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements shall be presented separately on a gross basis, rather than as one net number. In addition, clarification is provided about existing disclosure requirements, such as presenting fair value measurement disclosures for each class of assets and liabilities that are determined based on their nature and risk characteristics and their placement in the fair value hierarchy (that is, Level 1, 2, or 3), as opposed to each major category of assets and liabilities, as required in the previous guidance. Disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements are required for fair value measurement that fall in either Level 2 or Level 3. The Company adopted this guidance effective January 1, 2010, except for the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation, which was adopted January 1, 2011. The disclosures required by the guidance are provided in Note 3.

Other-Than-Temporary Impairments

In April 2009, the FASB issued guidance for the accounting for other-than-temporary impairments. Under the guidance, which is part of the FASB ASC Topic Investments—Debt and Equity Securities, the indicators used in considering an impairment of a debt security to be other-than-temporary were modified, from management asserting it has both the intent and the ability to hold an impaired security for a period of time sufficient for anticipated recovery in fair value to management asserting that (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery. Additionally, this guidance requires that other-than-temporary impairments on debt securities due to credit be recognized in earnings while non-credit other-than-temporary impairments be recognized in other comprehensive income. This guidance also requires companies to disclose major security types for both debt and equity securities and to provide meaningful disclosure about individually significant unrealized losses and all such disclosures are required to be included in both interim and annual periods. The Company adopted this guidance effective April 1, 2009, and determined it did not have a material effect on the Company’s consolidated financial statements. The disclosures required by this guidance are provided in Note 2.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Pending Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance, with retrospective application, at January 1, 2012. The Company anticipates the cumulative effect of this retrospective adoption of this guidance will reduce stockholders’ equity by approximately $20.5 million, after-tax, at January 1, 2010. Restated financial information will be presented with the Company’s first quarter 2012 Form 10-Q.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

The amendments in this guidance result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies the FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance at January 1, 2012 and it did not have a material impact on the consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles—Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance at January 1, 2012 and it did not have a material impact on the consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2011 and 2010:

($ millions) At December 31, 2011:	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	35.0	(0.1)	468.7
Obligations of states and political subdivisions	761.3	50.0	(0.1)	811.2
Corporate securities	231.4	13.7	(0.3)	244.8
U.S. government agencies residential mortgage-backed securities	390.8	20.3	(0.9)	410.2

Total fixed maturities	1,817.3	119.0	(1.4)	1,934.9
Equity securities:
Large-cap securities	106.4	18.9	(3.2)	122.1
Small-cap securities	35.3	9.9	—	45.2

Total equity securities	141.7	28.8	(3.2)	167.3
Other invested assets	48.6	8.6	—	57.2

Total available-for-sale securities	$2,007.6	156.4	(4.6)	2,159.4

($ millions) At December 31, 2010:	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$450.5	12.9	(2.3)	461.1
Obligations of states and political subdivisions	916.6	23.6	(6.6)	933.6
Corporate securities	136.3	6.2	(0.1)	142.4
U.S. government agencies residential mortgage-backed securities	358.9	8.4	(3.7)	363.6

Total fixed maturities	1,862.3	51.1	(12.7)	1,900.7
Equity securities:
Large-cap securities	167.1	45.5	(1.5)	211.1
Small-cap securities	33.1	12.0	—	45.1

Total equity securities	200.2	57.5	(1.5)	256.2
Other invested assets	64.4	15.3	—	79.7

Total available-for-sale securities	$2,126.9	123.9	(14.2)	2,236.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions) At December 31, 2011:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$5.0	$—	1	$9.0	$(0.1)	3	$14.0	$(0.1)	4
Obligations of states and political subdivisions	8.9	(0.1)	4	2.1	—	1	11.0	(0.1)	5
Corporate securities	23.0	(0.3)	9	—	—	—	23.0	(0.3)	9
U.S. government agencies residential mortgage-backed securities	18.3	(0.1)	4	35.3	(0.8)	13	53.6	(0.9)	17

Total fixed maturities	55.2	(0.5)	18	46.4	(0.9)	17	101.6	(1.4)	35
Large-cap equity securities	19.3	(3.0)	9	2.7	(0.2)	1	22.0	(3.2)	10

Total temporarily impaired securities	$74.5	$(3.5)	27	$49.1	$(1.1)	18	$123.6	$(4.6)	45

	Less than 12 months			12 months or more			Total
($ millions, except # of positions) At December 31, 2010:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$102.0	$(2.3)	25	$—	$—	—	$102.0	$(2.3)	25
Obligations of states and political subdivisions	239.0	(6.6)	92	—	—	—	239.0	(6.6)	92
Corporate securities	12.6	(0.1)	5	—	—	—	12.6	(0.1)	5
U.S. government agencies residential mortgage-backed securities	116.6	(3.0)	26	20.3	(0.7)	9	136.9	(3.7)	35

Total fixed maturities	470.2	(12.0)	148	20.3	(0.7)	9	490.5	(12.7)	157
Large-cap equity securities	14.8	(1.4)	6	2.2	(0.1)	1	17.0	(1.5)	7

Total temporarily impaired securities	$485.0	$(13.4)	154	$22.5	$(0.8)	10	$507.5	$(14.2)	164

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Equity securities:
Large-cap securities	$(1.0)	(0.3)	(7.8)
Small-cap securities	(5.6)	(3.3)	(1.2)
Other invested assets	—	(0.5)	—

Total other-than-temporary impairments	$(6.6)	(4.1)	(9.0)

The Company did not recognize other-than-temporary impairments on its fixed maturity securities in 2011, 2010 and 2009. The Company reviewed its investments at December 31, 2011, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2011:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$41.3	41.7
Due after 1 year through 5 years	360.1	375.8
Due after 5 years through 10 years	520.6	562.9
Due after 10 years	504.5	544.3
U.S. government agencies residential mortgage-backed securities	390.8	410.2

Total	$1,817.3	1,934.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $9.9 million and $72.2 million were on deposit with insurance regulators as required by law at December 31, 2011 and 2010, respectively.

The following table sets forth the components of net investment income for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Fixed maturities	$77.0	71.7	75.7
Equity securities	4.9	5.4	3.5
Cash and cash equivalents, and other	5.7	5.8	4.9

Investment income	87.6	82.9	84.1
Investment expenses	2.2	2.1	2.0

Net investment income	$85.4	80.8	82.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

Proceeds on sales of available-for-sale securities in 2011, 2010 and 2009 were $348.5 million, $179.6 million and $357.8 million, respectively.

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Realized gains:
Fixed maturities	$4.4	2.4	5.9
Equity securities	41.7	15.8	4.8
Other invested assets	3.9	—	—

Total realized gains	50.0	18.2	10.7
Realized losses:
Equity securities:
Sales	(5.3)	(3.1)	(6.9)
OTTI	(6.6)	(3.6)	(9.0)
Other invested assets—OTTI	—	(0.5)	—

Total realized losses	(11.9)	(7.2)	(15.9)

Net realized gain (loss) on investments	$38.1	11.0	(5.2)

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$79.2	(5.3)	54.1
Equity securities	(30.4)	21.6	41.2
Other invested assets	(6.7)	7.1	8.9
Deferred federal income liability thereon	(14.7)	(8.2)	(36.5)
Valuation allowance	—	—	2.6

Change in net unrealized holding gains, net of tax	$27.4	15.2	70.3

There was a deferred federal income tax liability on the net unrealized holding gains at December 31, 2011 and 2010 of $53.1 million and $38.4 million, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At December 31, 2011, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the years ended December 31, 2011 and 2010.

The following sections describe the valuation methods used by the Company for each type of financial instrument carried at fair value:

Fixed Maturities

The Company utilizes a third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. Regularly, a sample of security prices are referred back to the pricing service for more detailed explanation as to how the pricing service arrived at that particular price. The explanations are reviewed for reasonableness by the portfolio manager and investment officer. Additionally, the prices and assumptions are verified against an alternative pricing source for reasonableness and accuracy. Any discrepancies with the pricing are returned to the pricing service for further explanation and if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for one security discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company holds one fixed maturity corporate security for which the Company estimates the fair value of this security using the present value of the future cash flows. Due to the limited amount of observable market information, the Company includes the fair value estimates for this security in Level 3.

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $52.6 million and $75.3 million at December 31, 2011 and 2010, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. The funds are disclosed in Level 2 within the hierarchy due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date.

The remainder of the Company’s other invested assets consist primarily of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds based on an observable market price for an identical asset in an active market reflect their fair values and consequently these securities have been disclosed in Level 1.

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2011 and 2010:

($ millions) At December 31, 2011:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$468.7	—	468.7	—
Obligations of states and political subdivisions	811.2	—	811.2	—
Corporate securities	244.8	—	241.9	2.9
U.S. government agencies residential mortgage-backed securities	410.2	—	410.2	—

Total fixed maturities	1,934.9	—	1,932.0	2.9
Equity securities:
Large-cap securities	122.1	122.1	—	—
Small-cap securities	45.2	45.2	—	—

Total equity securities	167.3	167.3	—	—
Other invested assets	57.2	4.6	52.6	—

Total available-for-sale investments	$2,159.4	171.9	1,984.6	2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions) At December 31, 2010:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$461.1	—	461.1	—
Obligations of states and political subdivisions	933.6	—	933.6	—
Corporate securities	142.4	—	139.7	2.7
U.S. government agencies residential mortgage-backed securities	363.6	—	363.6	—

Total fixed maturities	1,900.7	—	1,898.0	2.7
Equity securities:
Large-cap securities	211.1	211.1	—	—
Small-cap securities	45.1	45.1	—	—

Total equity securities	256.2	256.2	—	—
Other invested assets	79.7	4.4	75.3	—

Total available-for-sale investments	$2,236.6	260.6	1,973.3	2.7

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2011 and 2010, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.6
Sales	(0.4)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2011	$2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Fixed maturities
Balance at January 1, 2010	$2.3
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.6
Sales	(0.2)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2010	$2.7

The following table sets forth the carrying value and fair value of financial instruments at December 31, 2011:

($ millions)	Carrying value	Fair value	Reference
Assets:
Fixed maturities, available-for-sale, at fair value	$1,934.9	$1,934.9	See above
Equity securities, available-for-sale, at fair value	167.3	167.3	See above
Other invested assets, available-for-sale, at fair value	57.2	57.2	See above
Notes receivable from affiliate	70.0	77.5	See Note 6c
Liabilities:
Notes payable	116.4	115.8	See Note 7
Pension plan assets, available-for-sale, at fair value	145.8	145.8	See Note 9
Postretirement plan assets, available-for-sale, at fair value	1.8	1.8	See Note 9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

4. Losses and Loss Expenses Payable

The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Losses and loss expenses payable, at beginning of year	$893.0	840.2	791.2
Less: reinsurance recoverable on losses and loss expenses payable	18.8	20.8	21.2

Net balance at beginning of year	874.2	819.4	770.0

Impact of pooling changes, January 1, 2011 and 2010 (Note 6a)	124.1	(4.0)	—

Incurred related to:
Current year	1,213.3	954.2	899.5
Prior years	(33.3)	(64.6)	(56.2)

Total incurred	1,180.0	889.6	843.3
Paid related to:
Current year	724.2	543.9	524.8
Prior years	369.1	286.9	269.1

Total paid	1,093.3	830.8	793.9
Impact of pooling change, December 31, 2011 (Note 6a)	(203.4)	—	—

Net balance at end of year	881.6	874.2	819.4
Plus: reinsurance recoverable on losses and loss expenses payable	25.5	18.8	20.8

Losses and loss expenses payable, at end of year (affiliates $376.8, $375.8 and $346.2, respectively)	$907.1	893.0	840.2

The Company recorded favorable loss and loss expense reserve development in 2011, 2010 and 2009 of $33.3 million, $64.6 million and $56.2 million, respectively. The favorable development was the result of subsequent reserve reviews using more mature claim data. Favorable development of loss adjustment expenses contributed approximately $7.6 million of the 2011 development, while $4.3 million was attributable to favorable development on catastrophe reserves. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $28.1 million of favorable development in 2011, primarily in the homeowners, commercial multi-peril and fire & allied lines with $14.2 million, $6.1 million and $4.9 million of favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, primarily from accident years 2010 and 2009 as well as, to a lesser extent, the past five accident years in the commercial multi-peril line of business. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $6.7 million of adverse development in 2011, which was driven by greater than anticipated large losses in the commercial auto line of business and reserve increases on certain life time disability claims in the workers’ compensation line of business.

Favorable development of loss adjustment expenses contributed approximately $12.7 million of the 2010 development. Of the remaining favorable development in 2010, $10.7 million, $10.4 million and $9.0 million was attributable to auto liability, both personal and commercial, homeowners and fire & allied lines, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, as well as lower than anticipated claim frequency for fire & allied lines. Much of the favorable development was attributable to the 2009 and, to a lesser extent, 2008 accident years.

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

On December 31, 2011, the State Auto Group entered into the Home Owners Quota Share Arrangement, which is a three-year quota share agreement covering its homeowners book of business. Under this arrangement, the State Auto Group cedes to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement remains in place until December 31, 2014. A reinsurer may terminate its participation in the arrangement upon the occurrence of certain events, including, without limitation, the following: the policyholders’ surplus of the State Auto Group has been reduced by more than 25% from the amount of its surplus as of September 30, 2011; or the State Auto Group has been assigned an A.M. Best’s rating below A-. Under the arrangement, the State Auto Group will receive a 29.0% commission on all premiums ceded to the reinsurers during the term of the agreement. Subject to the terms and conditions of the arrangement, the State Auto Group may receive a profit commission. On December 31, 2011 the Company transferred $106.3 million of unearned premium related to this arrangement. The amount of ceding commission is limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement. At December 31, 2011, the Company has recorded $6.7 million of excess ceding commission as a deferred liability on the consolidated balance sheet.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2011 and 2010, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	December 31
	2011	2010
Losses and loss expenses payable:
Direct	$517.7	496.0
Assumed	12.6	21.2
Ceded	(25.5)	(18.8)

Net losses and loss expenses payable	$504.8	498.4

Unearned premiums:
Direct	$370.7	368.0
Assumed	1.1	10.6
Ceded	(7.9)	(7.6)

Net unearned premiums	$363.9	371.0

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2011, 2010 and 2009, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	Year ended December 31
	2011	2010	2009
Written premiums:
Direct	$814.4	852.8	830.3
Assumed	8.7	3.4	4.9
Ceded	(26.9)	(27.3)	(26.7)

Net written premiums	$796.2	828.9	808.5

Earned premiums:
Direct	$812.1	842.1	802.8
Assumed	18.2	3.5	5.0
Ceded	(26.7)	(26.8)	(26.5)

Net earned premiums	$803.6	818.8	781.3

Losses and loss expenses incurred:
Direct	$716.2	589.2	587.0
Assumed	12.6	2.4	2.7
Ceded	(25.8)	(6.1)	(10.7)

Net losses and loss expenses incurred	$703.0	585.5	579.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

6. Transactions with Affiliates

a. Reinsurance

The insurance subsidiaries of State Auto Financial participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), State Auto Florida Insurance Company (“SA Florida”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”) and Litchfield Mutual Fire Insurance Company (“Litchfield”). State Auto P&C, Milbank, Farmers and SA Ohio are referred to as the “STFC Pooled Companies,” and State Auto Mutual, SA Wisconsin, SA Florida, Meridian Citizens Mutual, Meridian Security, Beacon National, Patrons Mutual and Litchfield are referred to as the “Mutual Pooled Companies.” The STFC Pooled Companies, the Mutual Pooled Companies, including the Rockhill Insurers (defined below), and Beacon Lloyds Insurance Company (“Beacon Lloyds”), a subsidiary of State Auto Mutual, are collectively referred to as the “State Auto Group.”

As of January 1, 2011, the Pooling Arrangement was amended to add Rockhill Insurance Company (“Rockhill”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”) to the pool. Rockhill, Plaza, American Compensation and Bloomington Compensation are referred to as the “Rockhill Insurers.” In conjunction with this amendment, the STFC Pooled Companies received $149.8 million ($69.1 million in cash and $80.7 million in investment securities) from the Rockhill Insurers for net insurance liabilities transferred on January 1, 2011. The following table sets forth the impact on the Company’s balance sheet at January 1, 2011, relating to this amendment:

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$124.1
Unearned premiums	34.1
Other liabilities	(0.1)
Less:
Deferred acquisition costs	8.3

Net cash and investment securities received	$149.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

On December 31, 2011, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts such as applicable accumulated other comprehensive income related to employee benefit plans. In conjunction with this amendment, the STFC Pooled Companies will pay $261.4 million in cash to the Mutual Pooled Companies in the first quarter 2012 for the net liabilities transferred on December 31, 2011. The following table sets forth the impact on the Company’s balance sheet at December 31, 2011, relating to this amendment:

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$(203.4)
Unearned premiums	(106.8)
Pension and postretirement liabilities	(52.3)
Other liabilities	22.1
Accumulated other comprehensive income	59.1
Less:
Deferred acquisition costs	(27.3)
Other assets	7.4

Net cash to be paid (Due to affiliate)	$(261.4)

As of January 1, 2010, the Pooling Arrangement was amended to add SA National to the pool and to include voluntary assumed reinsurance from third parties unaffiliated with the pool participants that was assumed on or after January 1, 2009. In conjunction with this amendment, the STFC Pooled Companies received $3.7 million in cash for net insurance assets transferred on January 1, 2010. The following table sets forth the impact on the Company’s balance sheet at January 1, 2010, relating to this amendment:

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$(4.0)
Unearned premiums	(1.4)
Other liabilities	(0.6)
Less:
Deferred acquisition costs	(0.2)
Other assets	(9.5)

Net cash received	$3.7

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

The Pooling Arrangement does not relieve each individual pooled subsidiary of its primary liability as the originating insurer; consequently, there is a concentration of credit risk arising from business ceded to State Auto

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Mutual. As the Pooling Arrangement provides for the right of offset, the Company has reported losses and loss expenses payable and prepaid reinsurance premiums to State Auto Mutual as assets only in situations when net amounts ceded to State Auto Mutual exceed net amounts assumed. All parties that participate in the Pooling Arrangement have an A.M. Best rating of A (Excellent).

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2011 and 2010:

($ millions)	December 31
	2011	2010
Losses and loss expenses payable:
Ceded	$(504.8)	(498.4)
Assumed	881.6	874.2

Net assumed	$376.8	375.8

Unearned premiums:
Ceded	$(363.9)	(371.0)
Assumed	462.3	605.6

Net assumed	$98.4	234.6

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2011, 2010 and 2009:

($ millions)	Year ended December 31
	2011	2010	2009
Written premiums:
Ceded	$(796.2)	(828.9)	(770.8)
Assumed	1,284.6	1,323.5	1,172.7
Earned premiums:
Ceded	$(803.6)	(818.8)	(742.6)
Assumed	1,428.8	1,257.2	1,137.8
Losses and loss expenses incurred:
Ceded	$(701.0)	(579.1)	(545.0)
Assumed	1,177.7	883.2	809.2

Intercompany Balances

Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2011 and 2010 is approximately $268.5 million and $330.7 million, respectively.

b. Notes Payable

In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of a Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities are payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.73% at December 31, 2011). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company. See Note 7.

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

Under these agreements, State Auto Financial earned interest of $4.9 million, $4.9 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest income is included in net investment income on the consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. The following table sets forth the notes receivable at December 31, 2011 and 2010:

($ millions, except interest rates)	2011			2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$77.5	7.00%	$70.0	$71.1	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

d. Management Services

Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $1.9 million, $1.6 million and $1.6 million in 2011, 2010 and 2009, respectively, and is included in other income (affiliates) on the consolidated statements of income.

7. Notes Payable and Credit Facility

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all subsidiaries’ existing and future indebtedness. State Auto Financial incurred $1.5 million in issuance costs related to the Senior Notes, which is recorded in other assets on the consolidated balance sheets and is being amortized into interest expense ($0.1 million each for 2011, 2010 and 2009) as the underlying interest expense is recognized on the Senior Notes.

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2011, the Company had not made any borrowings and was in compliance with all covenants related to the Credit Facility. State Auto Financial incurred $0.5 million in issuance costs related to the Credit Facility, which is recorded in other assets on the consolidated balance sheets and is being amortized into expense ($0.1 million each for 2011, 2010 and 2009) over the term of the Credit Facility.

The fair value of the Senior Notes is based on the quoted market price at December 31, 2011 and 2010, respectively. The carrying amount of the Subordinated Debentures (see Note 6b) in the consolidated balance sheets approximates its fair value as the interest rate adjusts quarterly. The following table sets forth the notes payable at December 31, 2011 and 2010:

($ millions, except interest rates)	2011			2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.9	$100.3	6.25%	$101.3	$106.4	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest (see Note 6b)	15.5	15.5	4.73	15.5	15.5	4.50

Total notes payable	$116.4	$115.8		$116.8	$121.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

8. Federal Income Taxes

The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011		2010		2009
		%		%		%
Amount at statutory rate	$(38.3)	35	$8.6	35	$(4.5)	35
Tax-exempt interest and dividends received deduction	(10.8)	10	(13.1)	(54)	(16.9)	133
Patient Protection and Affordable Care Act, Medicare Part D exemption repeal	—	—	4.5	19	—	—
Other, net	(4.6)	4	—	—	(1.1)	8
Valuation allowance	91.2	(83)	—	—	(0.5)	4

Federal income tax expense (benefit) and effective rate	$37.5	(34)	$—	—	$(23.0)	180

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010:

($ millions)	December 31, 2011	December 31, 2010
Deferred tax assets:
Unearned premiums not currently deductible	$32.4	42.6
Losses and loss expenses payable discounting	25.0	25.2
Postretirement and pension benefits	39.4	63.1
Realized loss on other-than-temporary impairment	11.4	11.0
Other liabilities	14.9	16.9
Net operating loss carryforward	56.0	4.0
Tax credit carryforward	0.7	7.7
Other	6.3	6.7

Total deferred tax assets	186.1	177.2
Deferred tax liabilities:
Deferral of policy acquisition costs	41.3	52.5
Net unrealized holding gains on investments	53.1	38.4

Total deferred tax liabilities	94.4	90.9

Total net deferred tax assets before valuation allowance	91.7	86.3

Less valuation allowance	91.2	—

Net deferred federal income taxes	$0.5	86.3

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or other comprehensive income (loss).

The magnitude of the catastrophe losses from unprecedented storms experienced industry wide, which by far exceeded the Company’s projections, resulted in a loss before federal income taxes for the year ended December 31, 2011. The Company considered both positive and negative evidence and concluded a valuation allowance should be established. A valuation allowance of $91.2 million was held at December 31, 2011, with a corresponding charge to total tax expense for the year ended December 31, 2011. The $0.5 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence the Company will maintain a valuation allowance against its net deferred tax assets.

At December 31, 2011 and 2010, the Company had a deferred tax asset related to its net operating loss carryforwards of $52.0 million and $4.0 million, respectively, which, if not used, will expire in 2031 and 2030, respectively.

At December 31, 2011, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2011 or 2010.

State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2008. However, the Company is currently under audit by the Internal Revenue Service for the 2009 and 2008 tax years, as required by the Congressional Joint Committee on Taxation due to refunds in excess of the $2.0 million threshold. The audit is anticipated to continue through 2012, and will include a limited scope examination for all tax years impacted by the net operating loss carrybacks, including tax years 2005 through 2009.

9. Pension and Postretirement Benefit Plans

The Company, through the employees of State Auto P&C, provides management and operation services under management agreements for all insurance and non-insurance affiliates. The annual periodic costs related to the Company’s benefit plans are allocated to affiliated companies based on allocations pursuant to intercompany management agreements including the Pooling Arrangement for insurance subsidiaries and affiliates party to this agreement.

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

The Company also provides a postretirement benefit plan including certain health care and life insurance benefits for its eligible retired employees. On November 4, 2011, the postretirement benefit plan was amended to change eligibility requirements for participation of employees and certain retirees, resulting in a $93.8 million negative plan amendment. In addition, a curtailment gain resulted and the Company’s portion recognized was $14.9 million.

The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”

The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2011 and 2010:

($ millions)	Pension		Postretirement
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$282.8	250.0	$119.4	95.4
Curtailment	—	(2.4)	—	—
Plan amendments	—	—	(93.8)	—
Service cost	10.5	10.8	5.2	4.6
Interest cost	15.2	14.9	5.7	5.6
Actuarial loss	52.5	24.8	7.4	16.9
Benefits paid	(16.0)	(15.3)	(2.3)	(3.1)
Impact of pooling change, December 31, 2011	(115.4)	—	(14.5)	—

The Company’s portion of benefit obligation at end of year	$229.6	282.8	$27.1	119.4

Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$219.6	197.9	$2.7	2.6
Employer contribution	15.0	13.0	—	—
Actual return on plan assets	8.6	24.0	0.1	0.1
Benefits paid	(16.0)	(15.3)	—	—
Impact of pooling change, December 31, 2011	(79.5)	—	(1.0)	—

The Company’s portion of fair value of plan assets at end of year	$147.7	219.6	$1.8	2.7

Supplemental executive retirement plan	(5.6)	(7.0)	—	—

Funded status at end of year	$(87.5)	(70.2)	$(25.3)	(116.7)

Accumulated benefit obligation—end of year	$207.1	258.3

No assets are expected to be returned during the fiscal year ending December 31, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2011 and 2010:

($ millions)	December 31
	2011	2010
Transition asset	$—	(0.3)
Prior service benefit	(80.9)	(18.2)
Net actuarial loss	136.2	144.8

Total	$55.3	126.3

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2012:

($ millions)	2012
Prior service benefit	$(5.2)
Net actuarial loss	7.9

Total	$2.7

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2011, 2010 and 2009:

($ millions)	Pension			Postretirement
	2011	2010	2009	2011	2010	2009
Components of net periodic cost:
Service cost	$8.5	8.7	8.2	$4.1	3.7	4.1
Interest cost	12.3	12.0	11.7	5.1	5.0	5.8
Expected return on plan assets	(14.6)	(13.9)	(14.7)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost (benefit)	0.3	0.3	0.4	(2.1)	(1.4)	(1.5)
Amortization of net actuarial loss	7.0	7.7	5.6	0.3	0.1	0.2

Net periodic cost	13.5	14.8	11.2	7.2	7.2	8.4

Curtailment loss (gain)	—	—	0.2	—	(1.6)	(1.6)

Net periodic cost	$13.5	14.8	11.4	$7.2	5.6	6.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2012	$7.6	$2.2
2013	8.0	2.2
2014	8.5	2.2
2015	8.8	2.1
2016	9.3	2.1
2017 – 2021	56.4	9.2

The postretirement plan’s gross benefit payments for 2011 were $2.8 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.4 million for 2011 and estimates future annual subsidies to be approximately $0.4 million.

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2011 and 2010:

	Pension		Postretirement
	2011	2010	2011	2010
Benefit obligations weighted-average assumptions:
Discount rate	4.40%	5.50%	4.40%	5.50%
Rates of increase in compensation levels	4.00	4.00	—	—

The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2011, 2010 and 2009:

	Pension					Postretirement
	2011	2010		2009		2011		2010	2009
Weighted-average assumptions:
Discount rate	5.50%	6.00 5.75	%/ %(2)	6.00 6.25	%/ %(3)	5.50 4.75	%/ %(1)	6.00%	6.00 6.25	%/ %(3)
Expected long-term rate of return on assets	8.00	8.00		9.00 8.00	/ (3)	8.00		8.00	9.00 8.00	/ (3)
Rates of increase in compensation levels	4.00	4.00		4.00		—		—	—

(1)	Due to the curtailment resulting from the postretirement benefit plan amendment, the expense was remeasured at November 1, 2011, using discount rate of 4.75%.
(2)	Due to the curtailment resulting from the employee one-time pension benefit election, the expense was remeasured at May 31, 2010, using discount rate of 5.75%.
(3)	Due to the curtailment resulting from the restructuring, the expense was remeasured at June 30, 2009, using discount rate of 6.25% and expected long-term rate of return on assets of 8.00%.

The benefit plans’ obligations are long-term in nature and consequently the investment strategies have a long-term time horizon. In establishing the long-term rate of return assumption on plan assets, management,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

along with its pension consulting actuary, reviews the historical performance of the plan assets and the stability in the mix of the investment portfolio. The expected inflation rate and expected real rates of return of applicable asset classes are then determined to assist in setting appropriate assumptions.

The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2011, 2010 and 2009:

	Postretirement
	2011	2010	2009
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2014

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2012:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.2	$(0.1)
Effect on accumulated postretirement benefit obligation	3.5	(3.1)

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

Asset allocation target (0 to 100%)
Asset Category:
Fixed maturity	36%
U.S. large-cap equity	33
U.S. small-cap equity	14
International equity	12
Emerging market equity	5

Total	100%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2011 and 2010.

The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2011 and 2010:

($ millions) At December 31, 2011:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$25.2	—	25.2	—
Corporate securities	10.9	—	10.9	—
U.S. government agencies mortgage-backed securities	17.8	—	17.8	—

Total fixed maturities	53.9	—	53.9	—
Equity securities:
Large-cap securities	51.5	51.5	—	—
Small-cap securities	20.7	20.7	—	—

Total equity securities	72.2	72.2	—	—
International instruments	15.9	—	15.9	—
Short-term money market funds	3.8	3.8	—	—

Total pension plan investments	$145.8	76.0	69.8	—

($ millions) At December 31, 2010:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$29.1	—	29.1	—
Corporate securities	12.8	—	12.8	—
U.S. government agencies mortgage-backed securities	29.9	—	29.9	—

Total fixed maturities	71.8	—	71.8	—
Equity securities:				—
Large-cap securities	86.4	86.4	—	—
Small-cap securities	32.0	32.0	—	—

Total equity securities	118.4	118.4	—	—
International instruments	25.5	—	25.5	—
Short-term money market funds	2.2	2.2	—	—

Total pension plan investments	$217.9	120.6	97.3	—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the Company’s share of the postretirement plan’s available-for-sale securities within the fair value hierarchy at December 31, 2011 and 2010:

($ millions) At December 31, 2011:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$1.4	—	1.4	—
Corporate securities	0.2	—	0.2	—

Total fixed maturities	1.6	—	1.6	—
Short-term money market funds	0.2	0.2	—	—

Total postretirement plan investments	$1.8	0.2	1.6	—

($ millions) At December 31, 2010:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$2.2	—	2.2	—
Corporate securities	0.3	—	0.3	—

Total fixed maturities	2.5	—	2.5	—
Short-term money market funds	0.2	0.2	—	—

Total postretirement plan investments	$2.7	0.2	2.5	—

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company share of expected contributions during 2012 is approximately $13.0 million.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $4.8 million, $3.3 million and $3.3 million for 2011, 2010 and 2009, respectively.

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

b. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank, Farmers and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory earned surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $62.5 million is available for payment to State Auto Financial from its insurance subsidiaries in 2012 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $56.4 million and $11.5 million in 2010 and 2009, respectively.

The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2011	2010
Statutory capital and surplus of insurance subsidiaries	$622.3	783.0
Net liabilities of non-insurance parent and affiliates	(74.2)	(54.1)

	548.1	728.9
Increases (decreases):
Deferred acquisition costs	118.1	150.2
Postretirement and pension benefits	4.6	(30.3)
Deferred federal income taxes	(33.4)	(37.6)
Fixed maturities at fair value	117.0	37.3
Other, net	3.9	3.3

Stockholders’ equity per accompanying consolidated financial statements	$758.3	851.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

($ millions)	Year ended December 31
	2011	2010	2009
Statutory net (loss) income of insurance subsidiaries	$(64.6)	16.9	9.2
Net income (loss) of non-insurance parent and affiliates	1.9	2.3	(0.5)

	(62.7)	19.2	8.7
(Decreases) increases:
Deferred acquisition costs	(32.1)	22.9	5.0
Postretirement and pension benefits	(2.5)	(18.4)	(12.0)
Deferred federal income taxes	(48.4)	4.7	12.5
Share-based compensation expense	(2.9)	(3.0)	(3.5)
Other, net	1.8	(0.9)	(0.5)

Net (loss) income per accompanying consolidated financial statements	$(146.8)	24.5	10.2

11. Preferred Stock

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

Equity Plan

The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 2.0 million

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

common shares under the Equity Plan. As of December 31, 2011, a total of 0.9 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2011, 2010 and 2009 were 0.6 million, 0.6 million and 0.4 million, respectively.

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

The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	17,180	$18.78	32,000	$29.98	42,500	$30.46
Granted	16,707	17.03	17,180	18.78	—	—
Vested	—	—	(32,000)	29.98	(10,500)	31.94

Outstanding, end of year	33,887	$17.92	17,180	$18.78	32,000	$29.98

As of December 31, 2011, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 2.25 years.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2011, a total of 2.9 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Outside Directors Plan

The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2015. The Company accounts for the RSU Plan as a liability plan. There were 23,928 RSUs, 24,268 RSUs, and 14,800 RSUs granted in 2011, 2010 and 2009, respectively.

During 2011 and 2010, common shares valued at approximately $30,000 and $39,000, respectively, were distributed by the Company under the RSU Plan.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during 2011, 2010 and 2009. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.

The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Fair value per share	$4.69	5.40	4.56
Expected dividend yield	3.51%	3.28%	3.84%
Risk free interest rate	2.5%	2.5%	2.0%
Expected volatility factor	34.9%	36.8%	42.6%
Expected life in years	6.3	6.1	6.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the Company’s total stock option activity and related information for these plans for the years ended December 31, 2011, 2010 and 2009:

(millions, except per share amounts)	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.4	$23.53	3.1	$24.02	2.8	$24.84
Granted	0.6	16.98	0.6	18.74	0.4	14.65
Exercised	—	16.40	(0.2)	14.54	(0.1)	13.68
Canceled	(0.2)	18.94	(0.1)	24.73	—	25.38

Outstanding, end of year	3.8	$22.79	3.4	$23.53	3.1	$24.02

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $0.1 million, $1.4 million and $0.6 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0.3 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2011:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	2.0	6.2	$17.20	0.9	$17.03
$20.01 – $30.00	1.1	4.8	27.16	1.1	27.26
Greater than $30.00	0.7	3.3	32.11	0.7	32.11

	3.8	5.3	$22.80	2.7	$24.92

Aggregate intrinsic value for total options outstanding at December 31, 2011 was $1.9 million.

Compensation expense recognized during 2011, 2010 and 2009 was $3.2 million, $3.7 million and $3.7 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2011, there was $3.4 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

13. Net (Loss) Earnings Per Common Share

The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the years ended December 31, 2011, 2010 and 2009:

(millions, except per share amounts)	2011	2010	2009
Numerator:
Net (loss) earnings for basic net earnings per common share	$(146.8)	24.5	10.2
Effect of dilutive share-based awards	—	0.2	—

Adjusted net (loss) earnings for dilutive net (loss) earnings per common share	$(146.8)	24.7	10.2

Denominator:
Weighted average shares for basic net (loss) earnings per common share	40.1	40.0	39.7
Effect of dilutive share-based awards	0.1	0.1	0.1

Adjusted weighted average shares for diluted net (loss) earnings per common share	40.2	40.1	39.8

Basic net (loss) earnings per common share	$(3.65)	0.61	0.26
Diluted net (loss) earnings per common share	$(3.65)	0.62	0.25

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2011, 2010 and 2009:

(in millions)	2011	2010	2009
Number of options	3.3	2.7	2.1

14. Reportable Segments

Effective January 1, 2011, the Company had four reportable segments: personal insurance, business insurance, specialty insurance (the “insurance segments”) and investment operations. The insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Due to internal changes which occurred in 2010, that included realigning the internal organization to be more strategic in the personal, business and specialty insurance markets, along with changes to the Pooling Arrangement as of January, 1, 2011 (see Note 6), the Company changed its reportable insurance segments from personal and business insurance to the three insurance segments described above. No changes were made to the investment operations segment. Prior reporting periods have been restated to conform to the new insurance segment presentation.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Revenues from external sources:
Insurance segments
Personal insurance	$800.6	798.5	732.8
Business insurance	379.0	383.5	398.2
Specialty insurance	249.2	75.2	45.5

Total insurance segments	1,428.8	1,257.2	1,176.5
Investment operations segment
Net investment income	85.4	80.8	82.1
Net realized capital gains (losses)	38.1	11.0	(5.2)

Total investment operations segment	123.5	91.8	76.9

Total revenue from reportable segments	1,552.3	1,349.0	1,253.4
All other	1.4	6.1	3.5

Total revenues from external sources	1,553.7	1,355.1	1,256.9
Intersegment revenues	10.5	9.8	9.6

Total revenues	1,564.2	1,364.9	1,266.5
Reconciling items:
Eliminate intersegment revenues	(10.5)	(9.8)	(9.6)

Total consolidated revenue	$1,553.7	1,355.1	1,256.9

Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting loss	$(67.4)	(9.3)	(59.5)
Business insurance SAP underwriting loss	(70.9)	(24.0)	(2.2)
Specialty insurance SAP underwriting loss	(46.6)	(28.5)	(6.2)

Total insurance segments	(184.9)	(61.8)	(67.9)
Investment operations segment:
Net investment income	85.4	80.8	82.1
Net realized capital gains (losses)	38.1	11.0	(5.2)

Total investment operations segment	123.5	91.8	76.9
All other segments income (loss)	(0.5)	0.3	(1.1)

Reconciling items:
GAAP adjustments	(37.9)	—	(11.5)
Interest expense on corporate debt	(7.1)	(7.1)	(7.6)
Corporate expenses	(2.4)	1.3	(1.6)

Total consolidated (loss) income before federal income taxes	$(109.3)	24.5	(12.8)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2011 and 2010:

($ millions)	December 31
	2011	2010
Segment assets:
Investment operations segment	$2,585.9	$2,395.4

Total segment assets	2,585.9	2,395.4
Reconciling items:
Corporate assets	204.9	326.6

Total consolidated assets	$2,790.8	$2,722.0

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

The following table sets forth revenues from external sources for reportable segments for the years ended December 31, 2011, 2010 and 2009:

($ millions)	2011	2010	2009
Earned premiums:
Personal insurance:
Personal auto	$492.6	508.1	471.9
Homeowners	272.7	257.3	230.0
Other personal	35.3	33.1	30.9

Total personal insurance earned premiums	800.6	798.5	732.8
Business insurance:
Commercial auto	94.0	98.6	106.2
Commercial multi-peril	104.1	95.6	95.2
Fire & allied lines	93.8	97.7	97.6
Other & product liability	65.4	69.0	74.8
Other commercial	21.7	22.6	24.4

Total business insurance earned premiums	379.0	383.5	398.2
Specialty insurance	249.2	75.2	45.5

Total earned premiums	1,428.8	1,257.2	1,176.5
Investment operations:
Net investment income	85.4	80.8	82.1
Net realized capital gains (losses)	38.1	11.0	(5.2)

Total investment operations	123.5	91.8	76.9

Total revenues from reportable segments	$1,552.3	1,349.0	1,253.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

15. Quarterly Financial Data (unaudited)

The following tables set forth quarterly financial data for 2011 and 2010:

($ millions, except per share amounts)	2011
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$380.2	384.4	388.0	401.1
Income (loss) before federal income taxes	15.4	(137.6)	(52.0)	64.9
Net income (loss)	12.7	(201.4)	(58.7)	100.6
Earnings (loss) per common share:
Basic	$0.32	(5.01)	(1.46)	2.50
Diluted	$0.32	(5.01)	(1.46)	2.49

($ millions, except per share amounts)	2010
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$326.4	331.1	340.7	356.9
Income (loss) before federal income taxes	20.6	(30.0)	(0.2)	34.1
Net income (loss)	12.9	(26.2)	0.2	37.6
Earnings (loss) per common share:
Basic	$0.32	(0.66)	0.01	0.94
Diluted	$0.32	(0.66)	—	0.94

16. Contingencies

The following describes significant pending legal proceedings, other than ordinary routine litigation incidental to our business, to which State Auto Financial or any of its subsidiaries is a party or to which any of our property is subject:

In December 2010, a putative class action lawsuit (Kelly vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Financial, State Auto P&C and State Auto Mutual in state court in Ohio. In this lawsuit, plaintiffs alleged that the defendants have engaged, and continue to engage, in deceptive practices by failing to disclose to plaintiffs the availability, through one or more related companies, of insurance policies providing for identical coverage and service as those policies purchased by plaintiffs but at a lower premium amount. This suit was voluntarily dismissed by the plaintiffs without prejudice on December 15, 2011, but they have retained the right to refile their case within one year. If this case is refiled, the Company will deny any and all liability to plaintiffs or the alleged class, and will vigorously defend the suit as it believes that its practices with respect to pricing, quoting and selling insurance policies are in compliance with all applicable laws.

Other—In addition to the litigation described above, the Company is involved in numerous lawsuits arising in the ordinary course of our business operations arising out of or otherwise related to its insurance policies. Certain of these lawsuits allege extra-contractual damages. These lawsuits are in various stages of development. The Company will generally contest these matters vigorously but may pursue settlement if

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

appropriate. The Company considers all such litigation in establishing its loss and loss adjustment expense reserves. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial or cash flow positions.

Additionally, from time to time the Company may be involved in lawsuits arising in the ordinary course of business but not arising out of or otherwise related to its insurance policies. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial or cash flow position.

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

4.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and has concluded that such internal control over financial reporting was effective.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in our 2012 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of our Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 12, 2012, the members of our Audit Committee were Eileen A. Mallesch, Alexander B. Trevor, David R. Meuse, Thomas E. Markert and Paul S. Williams. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in our 2012 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2012 annual meeting of shareholders.

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

Item 11. Executive Compensation

Our 2012 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in our 2012 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for each of the three years in the period ended December 31, 2011

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011

Notes to Consolidated Financial Statements

(a)(2)    LISTING OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2011, 2010 and 2009 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

Schedule Number	Schedule

I.	Summary of Investments—Other Than Investments in Related Parties

II.	Condensed Financial Information of Registrant

III.	Supplementary Insurance Information

IV.	Reinsurance

V.	Valuation and Qualifying Accounts

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

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.25	Amended and Restated Investment Management Agreement dated as of December 31, 2007, between Stateco Financial Services, Inc. and Litchfield Mutual Fire Insurance Company	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.23 therein)

10.26	Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.26 therein)

10.27	Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.27 therein)

10.28	Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.28) therein)

10.29	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(OO) therein)

10.30	Renewal of Cost Sharing Agreement among State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and BroadStreet Capital Partners, Inc. effective March 31, 2008	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.29 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.31

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin)

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.32

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

10.33

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

10.34

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

10.35

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

Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.36 therein)

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

10.37

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

10.38

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

10.39

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

10.40

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

10.41

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

10.43

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

Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.49 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.44

Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011, entered into as of January 3, 2011, by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Beacon National Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company

Form 8-K Current Report filed on January 7, 2011 (see Exhibit 10.1 therein)

10.45

First Amendment, effective December 31, 2011, to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011 by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, Farmers Casualty Insurance Company, State Auto Insurance Company of Ohio, State Auto Florida Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Litchfield Mutual Fire Insurance Company, Beacon National Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company

Included herein

10.46

Homeowners Quota Share Reinsurance Contract between State Automobile Mutual Insurance Company (on behalf of itself and insurance subsidiaries and affiliates now under its ownership, control or management, including insurance subsidiaries of State Auto Financial Corporation) and a syndicate of reinsurers effective December 31, 2011 at 11:59 p.m.

Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.47	Commutation and Release Agreement, effective as of January 1, 2010, entered into as of February 10, 2010, between State Automobile Mutual Insurance Company and State Auto National Insurance Company	Form 8-K Current Report filed on February 16, 2010 (see Exhibit 10.2 therein)

10.48	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.49	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.50	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1/4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507) (see Exhibit 4.01 therein)

10.51	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507) (see Exhibit 4.02 therein)

10.52	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.53	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty Insurance Company, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.54

Credit Agreement dated as of September 29, 2011, among State Auto Financial Corporation, as borrower, a syndicate of financial institutions, as the lenders party thereto, KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender, and JPMorgan Chase Bank, N.A. and PNC BANK, National Association, as Co-Documentation Agents.

Form 8-K Current Report filed on September 30, 2011 (see Exhibit 10.1 therein)

10.55*

Employment Agreement, dated as of December 20, 2011, commencing as of January 1, 2012, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.56*

Employment Agreement effective as of March 1, 2009, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.53 therein)

10.57*	Executive Agreement dated as of December 20, 2011, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Included herein

10.58*

Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.69 therein)

10.59*

Amendment effective January 1, 2009 to Employment Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Mark A. Blackburn

Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.56 therein)

10.60*	Amended and Restated Executive Agreement dated as of October 4, 2007, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.70 therein)

10.61*

Employment Agreement (dated as of November 17, 2008), including Amendment to Employment Agreement (dated as of November 30, 2010), among Rockhill Holding Company, State Automobile Mutual Insurance Company and Jessica E. Buss

Included herein

10.62*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English

Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.1 therein)

10.63*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch, Jr

Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.2 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.64*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and James A. Yano

Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.3 therein)

10.65*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Jessica E. Buss

Included herein

10.66*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.67*	Indemnification Agreement dated as of November 14, 2008, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.2 therein)

10.68*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.69*	Indemnification Agreement dated as of November 14, 2008, between State Automobile Mutual Insurance Company and Mark A. Blackburn	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.4 therein)

10.70*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.5 therein)

10.71*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and James A. Yano	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.6 therein)

10.72*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.73*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.74*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.49 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.75*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of October 4, 2007, between State Auto Financial Corporation and Mark A. Blackburn	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.71 therein)

10.76*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.66 therein)

10.77*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.78*

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.79*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.80*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.81*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.82*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 4, 2010 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2010 (see Exhibit 10.01 therein)

10.83*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2011, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2011 (see Exhibit 10.01 therein)

10.84*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.85*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

10.86*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.87*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.88*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.89*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.90*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.91*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (Restatement) effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.92*	Amendment No. 1, effective as of January 1, 2008, to Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended June 30, 2008 (see Exhibit 10.01 therein)

10.93*	Amendment No. 2 effective as of January 1, 2009 to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.01 therein)

10.94*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.95*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.96*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.97*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.98*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.99*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.100*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.101*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

10.102*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.103*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.104*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.105*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.106*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.107*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.108*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.109*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.110*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.111*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.112*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.113*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

10.114*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

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

Form 8-K Current Report filed on November 25, 2009 (see Exhibit 10.1 therein)

21.01	List of Subsidiaries of State Auto Financial Corporation	Included herein

23.01	Consent of Independent Registered Public Accounting Firm	Included herein

24.01	Powers of Attorney—Robert P. Restrepo, Jr., David J. D’Antoni, David R. Meuse, S. Elaine Roberts, Alexander B. Trevor and Paul S. Williams	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 24.01 therein)

24.02	Powers of Attorney—Robert E. Baker and Thomas E. Markert	Form 10-Q Quarterly Report for the period ended March 31, 2008 (see Exhibit 24.01 therein)

24.03	Power of Attorney—Eileen A. Mallesch	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 24.03 therein)

31.01	CEO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

31.02	CFO certification required by Section 302 of Sarbanes-Oxley Act of 2002	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

32.01	CEO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

32.02	CFO certification required by Section 906 of Sarbanes-Oxley Act of 2002	Included herein

101.INS**	XBRL Instance Document	Included herein

101.SCH**	XBRL Taxonomy Extension Schema Document	Included herein

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Included herein

101.DEF**	XBRL Taxonomy Definition Linkbase Document	Included herein

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Included herein

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Included herein

*	Constitutes either a management contract or a compensatory plan or arrangement required to be filed as an Exhibit.
**

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(b)	EXHIBITS

The exhibits included with this Form 10-K, as indicated in Item 15(a)(3), have been separately filed.

(c)	FINANCIAL STATEMENT SCHEDULES

Our financial statement schedules included with this Form 10-K, as indicated in Item 15(a)(2), follow the signatures to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE AUTO FINANCIAL CORPORATION

Dated: March 12, 2012	/s/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 12, 2012

/s/ STEVEN E. ENGLISH Steven E. English	Vice President and Chief Financial Officer (principal financial officer)	March 12, 2012

/s/ CYNTHIA A. POWELL Cynthia A. Powell	Vice President and Treasurer (principal accounting officer)	March 12, 2012

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 12, 2012

ROBERT E. BAKER* Robert E. Baker	Director	March 12, 2012

THOMAS E. MARKERT* Thomas E. Markert	Director	March 12, 2012

DAVID R. MEUSE* David R. Meuse	Director	March 12, 2012

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 12, 2012

EILEEN A. MALLESCH* Eileen A. Mallesch	Director	March 12, 2012

ALEXANDER B. TREVOR* Alexander B. Trevor	Director	March 12, 2012

PAUL S. WILLIAMS* Paul S. Williams	Director	March 12, 2012

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/s/ STEVEN E. ENGLISH Steven E. English	Attorney in Fact	March 12, 2012

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2011

($ millions) At December 31, 2011:	Cost or amortized cost(1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	468.7	468.7
Obligations of states and political subdivisions	761.3	811.2	811.2
Corporate securities	231.4	244.8	244.8
U.S. government agencies residential mortgage-backed securities	390.8	410.2	410.2

Total fixed maturities	1,817.3	1,934.9	1,934.9

Equity securities:
Large-cap securities	106.4	122.1	122.1
Small-cap securities	35.3	45.2	45.2

Total equity securities	141.7	167.3	167.3
Other invested assets	48.6	57.2	57.2

Total available-for-sale securities	2,007.6	2,159.4	2,159.4
Other invested assets	0.5	0.5	0.5

Total investments – other than investments in related parties	$2,008.1	2,159.9	2,159.9

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2011	2010
Assets
Investments in common stock of subsidiaries (equity method)	$847.6	$920.3
Fixed maturities, available-for-sale, at fair value	3.0	17.8
Other invested assets	1.9	1.8
Cash and cash equivalents	8.4	4.3
Other assets	2.1	16.2
Due from affiliates	2.2	2.2
Federal income tax, net	0.3	10.5

Total assets	$865.5	$973.1

Liabilities and Stockholders’ Equity
Notes payable (affiliates $15.5 and $15.5, respectively)	$116.4	$116.8
Other liabilities	4.1	4.5

Total liabilities	120.5	121.3

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.1 and 46.9 issued, respectively, at stated value of $2.50 per share	117.8	117.3
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	127.3	122.1
Accumulated other comprehensive income (loss)	63.8	(7.9)
Retained earnings	551.9	736.1

Total stockholders’ equity	745.0	851.8

Total liabilities and stockholders’ equity	$865.5	$973.1

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2011	2010	2009
Net investment income	$0.6	0.5	0.1
Net realized gain on investments	0.7	4.3	—

Total revenues	1.3	4.8	0.1
Interest expense (affiliates $0.7, $0.7 and $0.8, respectively)	7.1	7.1	7.4
Other operating expenses	4.2	5.5	3.3

Total expenses	11.3	12.6	10.7

Loss before federal income taxes	(10.0)	(7.8)	(10.6)

Federal income tax expense (benefit)	8.6	(4.0)	(4.6)

Net loss before equity in net (loss) income of subsidiaries	(18.6)	(3.8)	(6.0)

Equity in net (loss) income of subsidiaries	(128.2)	28.3	16.2

Net (loss) income	$(146.8)	24.5	10.2

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Comprehensive Income

($ millions)	Year ended December 31
	2011	2010	2009
Net (loss) income	$(146.8)	24.5	10.2
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during the year	(0.1)	1.1	0.5
Reclassification adjustments for gains realized in net income	0.7	0.5	—
Income tax expense	0.3	(0.2)	(0.2)

Total net unrealized holding gains on investments	0.9	1.4	0.3
Unrealized equity in subsidiaries	70.8	(6.4)	94.4

Other comprehensive income (loss)	71.7	(5.0)	94.7
Comprehensive (loss) income	$(75.1)	19.5	104.9

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(146.8)	24.5	10.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization, net	(0.6)	(0.1)	(0.3)
Share-based compensation	0.1	0.3	(0.1)
Net realized gain on investments	(0.7)	(4.3)	—
Equity in net loss (income) from consolidated subsidiaries	128.2	(28.3)	(16.3)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	0.4	1.0	(1.6)
Other assets	0.1	0.1	—
Excess tax benefits on share-based awards	—	0.3	0.1
Federal income taxes, net	10.6	(0.6)	(0.1)

Net cash used in operating activities	(8.7)	(7.1)	(8.1)

Cash flows from investing activities:
Capitalization of subsidiary	—	0.1	—
Dividends received from consolidated subsidiaries	6.5	9.0	16.5
Purchases of other invested assets	(0.2)	(0.3)	—
Maturities, calls and pay downs of fixed maturities – available-for-sale	1.0	9.2	—
Sales of fixed maturities – available-for-sale	13.8	4.1	—
Sale of subsidiary	13.2	(0.1)	—

Net cash provided by investing activities	34.3	22.0	16.5

Cash flows from financing activities:
Proceeds from issuance of common stock	2.6	3.2	3.3
Payment of dividends	(24.1)	(24.0)	(23.8)

Net cash used in financing activities	(21.5)	(20.8)	(20.5)

Net increase (decrease) in cash and cash equivalents	4.1	(5.9)	(12.1)
Cash and cash equivalents at beginning of year	4.3	10.2	22.3

Cash and cash equivalents at end of year	$8.4	4.3	10.2

Supplemental Disclosures:
Federal income tax benefit received	$2.3	3.7	4.6

Interest paid (affiliates $0.7, $0.7 and $0.8, respectively)	$7.0	7.0	7.1

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Note to Condensed Financial Statements

Notes to Condensed Financial Statements:

STFC’s investment in subsidiaries is stated at cost plus equity in net income (loss) from consolidated subsidiaries since the date of acquisition. STFC’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income (loss) using the equity method.

In 2010, State Auto Financial received dividends from SA National in the amount of $56.4 million in cash and fixed maturity securities and contributed $21.0 million in fixed maturity securities to State Auto P&C. On December 31, 2010, State Auto Financial sold SA National and realized a net gain of $3.9 million.

These financial statements should be read in conjunction with the consolidated financial statements of State Auto Financial Corporation.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2011, 2010 and 2009

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2011:
Personal insurance segment	$39.6	279.0	188.7	—	800.6
Business insurance segment	41.6	336.9	161.3	—	379.0
Specialty insurance segment	36.9	265.7	120.2	—	249.2
Investment operations segment	—	—	—	—	—

Total	$118.1	881.6	470.2	—	1,428.8

Year ended December 31, 2010:
Personal insurance segment	$73.3	341.2	342.1	—	798.5
Business insurance segment	52.0	410.9	197.6	—	383.5
Specialty insurance segment	24.9	122.1	73.5	—	75.2
Investment operations segment	—	—	—	—	—

Total	$150.2	874.2	613.2	—	1,257.2

Year ended December 31, 2009:
Personal insurance segment	$68.4	325.6	320.7	—	732.8
Business insurance segment	53.4	388.6	203.9	—	398.2
Specialty insurance segment	5.5	105.2	22.4	—	45.5
Investment operations segment	—	—	—	—	—

Total	$127.3	819.4	547.0	—	1,176.5

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written

Year ended December 31, 2011:
Personal insurance segment	$—	698.9	169.9	17.1	647.4
Business insurance segment	—	296.4	102.5	67.3	341.7
Specialty insurance segment	—	182.4	69.4	56.0	295.5
Investment operations segment	85.4	—	—	—	—

Total	$85.4	1,177.7	341.8	140.4	1,284.6

Year ended December 31, 2010:
Personal insurance segment	$—	569.4	166.4	65.7	819.9
Business insurance segment	—	260.7	104.6	38.4	377.3
Specialty insurance segment	—	53.1	10.6	38.7	126.3
Investment operations segment	80.8	—	—	—	—

Total	$80.8	883.2	281.6	142.8	1,323.5

Year ended December 31, 2009:
Personal insurance segment	$—	554.8	156.9	77.7	775.1
Business insurance segment	—	248.0	108.9	41.6	389.8
Specialty insurance segment	—	35.7	11.7	4.1	45.5
Investment operations segment	82.1	—	—	—	—

Total	$82.1	838.5	277.5	123.4	1,210.4

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

Years Ended December 31, 2011, 2010 and 2009

($ million, except percentages)		Ceded to		Assumed from		Net Amount	Percentage of amount assumed to net (2)
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)
Property-casualty earned premiums for year ended December 31,
2011	$812.1	$26.7	$803.6	$18.2	$1,428.8	$1,428.8	1.3%
2010	842.1	26.8	818.8	3.5	1,257.2	1,257.2	0.3%
2009	802.8	26.5	742.6	5.0	1,137.8	1,176.5	0.4%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

($ millions)	At December 31
	2011	2010	2009
Valuation allowance for deferred tax assets:
Balance at beginning of period	$—	—	—
Additions	91.2	—	—
Deductions	—	—	—

Balance at end of period	$91.2	—	—