Form 10-Q
period 2012-03-31
State Auto Financial CORP
filed 2012-05-09
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Yes  ☐     No  ☒

On April 27, 2012, the Registrant had 40,376,941 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2012

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	March 31 2012 (unaudited)	December 31 2011 As adjusted
		(see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,787.1 and $1,817.3, respectively)	$1,904.1	1,934.9
Equity securities, available-for-sale, at fair value (cost $142.7 and $141.7, respectively)	179.9	167.3
Other invested assets, available-for-sale, at fair value (cost $48.9 and $48.6, respectively)	61.5	57.2
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,216.0	2,229.9
Cash and cash equivalents	63.0	356.0
Accrued investment income and other assets	30.9	30.2
Deferred policy acquisition costs	94.2	91.7
Reinsurance recoverable on losses and loss expenses payable (affiliates none)	27.0	25.5
Prepaid reinsurance premiums (affiliates none)	8.5	7.9
Current federal income taxes	12.3	12.3
Net deferred federal income taxes	0.6	0.5
Property and equipment, at cost	10.3	10.4

Total assets	$2,462.8	2,764.4

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $368.6 and $376.8, respectively)	$920.2	907.1
Unearned premiums (affiliates $108.3 and $98.4, respectively)	479.3	470.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.3	116.4
Postretirement and pension benefits	111.1	112.8
Due to affiliate	2.0	349.4
Other liabilities	101.6	84.7

Total liabilities	1,730.5	2,040.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.1 and 47.1 shares issued, respectively, at stated value of $2.50 per share	117.8	117.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	128.1	127.3
Accumulated other comprehensive income	79.5	63.8
Retained earnings	522.7	530.7

Total stockholders’ equity	732.3	723.8

Total liabilities and stockholders’ equity	$2,462.8	2,764.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2012	2011 As adjusted
		(see note 1)

Earned premiums (ceded to affiliates $196.9 and $205.5, respectively)	$254.9	350.2
Net investment income (affiliate $1.2 and $1.2, respectively)	17.5	21.0
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.4)	(0.1)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	7.5	8.3

Total net realized gain on investments	7.1	8.2
Other income from affiliates	0.8	0.8

Total revenues	280.3	380.2

Losses and loss expenses (ceded to affiliates $156.1 and $143.4, respectively)	191.3	242.6
Acquisition and operating expenses	87.6	117.9
Interest expense (affiliates $0.2 and $0.2, respectively)	1.8	1.8
Other expenses	1.6	2.3

Total expenses	282.3	364.6

(Loss) income before federal income taxes	(2.0)	15.6

Federal income tax expense	—	2.8

Net (loss) income	$(2.0)	12.8

(Loss) earnings per common share:
Basic	$(0.05)	0.32

Diluted	$(0.05)	0.32

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ millions, except per share amounts)	Three months ended March 31
(unaudited)	2012	2011 As adjusted
		(see note 1)

Net (loss) income	$(2.0)	12.8
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during year	22.1	15.0
Reclassification adjustments for gains realized in net (loss) income	(7.1)	(8.2)
Income tax expense	—	(2.3)

Total net unrealized holding gains on investments	15.0	4.5

Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.1	(0.1)
Negative prior service cost	(1.3)	(0.3)
Net actuarial loss	1.9	1.7
Income tax benefit	—	(0.5)

Total net unrecognized benefit plan obligations	0.7	0.8

Other comprehensive income	15.7	5.3

Comprehensive income	$13.7	18.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Three months ended March 31
(unaudited)	2012	2011 As adjusted
		(see Note 1)
Cash flows from operating activities:
Net (loss) income	$(2.0)	12.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2.7	2.1
Share-based compensation	0.8	0.8
Net realized gain on investments	(7.1)	(8.2)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.5)	1.1
Accrued investment income and other assets	(0.8)	(2.4)
Postretirement and pension benefits	(1.1)	5.7
Other liabilities and due to/from affiliates, net	(16.6)	(16.8)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(2.1)	0.6
Losses and loss expenses payable	13.1	13.7
Unearned premiums	9.0	(6.9)
Federal income taxes	—	2.8
Cash used in Homeowners’ Quota Share initial net unearned premium transfer	(75.5)	—
Cash (used in) provided from pooling changes, December 31, 2011 and January 1, 2011 (see Note 4)	(261.4)	69.1

Net cash (used in) provided by operating activities	(343.5)	74.4

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(76.8)	(188.2)
Purchases of equity securities – available-for-sale	(24.0)	(56.2)
Purchases of other invested assets	(0.5)	(0.5)
Maturities, calls and pay downs of fixed maturities – available-for-sale	84.7	89.7
Sales of fixed maturities – available-for-sale	45.9	21.4
Sales of equity securities – available-for-sale	27.0	45.6
Sales of other invested assets	0.2	0.3
Sale of subsidiary, net of expenses	—	13.2

Net cash provided by (used in) investing activities	56.5	(74.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	0.4
Payment of dividends	(6.0)	(6.0)

Net cash used in financing activities	(6.0)	(5.6)

Net decrease in cash and cash equivalents	(293.0)	(5.9)
Cash and cash equivalents at beginning of period	356.0	88.3

Cash and cash equivalents at end of period	$63.0	82.4

Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$0.2	0.2

Federal income taxes paid	$—	—

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2011 Form 10-K.

Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance was effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance, with retrospective application, at January 1, 2012. The cumulative effect of the retrospective adoption of this guidance reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard.

The effect of adoption of this new guidance on the Company’s consolidated balance sheet as of December 31, 2011 and 2010 and on stockholder’s equity as of December 31, 2009 was as follows:

($ in millions)	As Previously Reported	Effect of Change	As Adjusted

December 31, 2011:
Deferred policy acquisition costs	$118.1	$(26.4)	$91.7
Other liabilities	76.6	8.1	84.7
Deferred federal income taxes	0.5	—	0.5
Retained earnings	565.2	(34.5)	530.7
Stockholders’ equity	758.3	(34.5)	723.8

December 31, 2010:
Deferred policy acquisition costs	$150.2	$(31.7)	$118.5
Deferred income tax liability	(86.3)	(11.1)	(97.4)
Retained earnings	736.1	(20.6)	715.5
Stockholders’ equity	851.8	(20.6)	831.2

December 31, 2009:
Retained earnings	$735.6	$(20.5)	$715.1
Stockholders’ equity	849.4	(20.5)	828.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The effect of adoption of this new guidance on the consolidated income statement for the three months ended March 31, 2011 was as follows:

($ in millions, except per share amounts)	Three Months Ended March 31, 2011

	As Previously	Effect of	As
	Reported	Change	Adjusted
Acquisition and operating expenses	$118.1	$(0.2)	$117.9
Income tax expense	2.7	0.1	2.8
Net income	12.7	0.1	12.8
Earnings Per Share:
Basic	$0.32	$—	$0.32
Diluted	$0.32	$—	$0.32

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

The amendments in this guidance result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies the FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance was effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of this guidance at January 1, 2012 and did not have a material impact on its consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles, Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company’s adoption of this guidance at January 1, 2012 and did not have any impact on its consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2012 and December 31, 2011:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At March 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$417.6	34.2	(0.4)	451.4
Obligations of states and political subdivisions	731.9	51.1	(0.1)	782.9
Corporate securities	230.1	14.4	(0.1)	244.4
U.S. government agencies residential mortgage-backed securities	407.5	19.1	(1.2)	425.4

Total fixed maturities	1,787.1	118.8	(1.8)	1,904.1
Equity securities:
Large-cap securities	105.8	26.0	(1.7)	130.1
Small-cap securities	36.9	12.9	—	49.8

Total equity securities	142.7	38.9	(1.7)	179.9
Other invested assets	48.9	12.6	—	61.5

Total available-for-sale securities	$1,978.7	170.3	(3.5)	2,145.5

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	35.0	(0.1)	468.7
Obligations of states and political subdivisions	761.3	50.0	(0.1)	811.2
Corporate securities	231.4	13.7	(0.3)	244.8
U.S. government agencies residential mortgage-backed securities	390.8	20.3	(0.9)	410.2

Total fixed maturities	1,817.3	119.0	(1.4)	1,934.9
Equity securities:
Large-cap securities	106.4	18.9	(3.2)	122.1
Small-cap securities	35.3	9.9	—	45.2

Total equity securities	141.7	28.8	(3.2)	167.3
Other invested assets	48.6	8.6	—	57.2

Total available-for-sale securities	$2,007.6	156.4	(4.6)	2,159.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At March 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$40.9	$(0.4)	11	$3.4	$—	2	$44.3	$(0.4)	13
Obligations of states and political subdivisions	2.6	(0.1)	1	—	—	—	2.6	(0.1)	1
Corporate securities	16.2	(0.1)	5	—	—	—	16.2	(0.1)	5
U.S. government agencies residential mortgage-backed securities	25.6	(0.3)	8	33.9	(0.9)	12	59.5	(1.2)	20

Total fixed maturities	85.3	(0.9)	25	37.3	(0.9)	14	122.6	(1.8)	39
Large-cap equity securities	14.6	(1.7)	8	—	—	—	14.6	(1.7)	8

Total temporarily impaired securities	$99.9	$(2.6)	33	$37.3	$(0.9)	14	$137.2	$(3.5)	47

($ millions, except # of positions)	Less than 12 months			12 months or more			Total
	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$5.0	$—	1	$9.0	$(0.1)	3	$14.0	$(0.1)	4
Obligations of states and political subdivisions	8.9	(0.1)	4	2.1	—	1	11.0	(0.1)	5
Corporate securities	23.0	(0.3)	9	—	—	—	23.0	(0.3)	9
U.S. government agencies residential mortgage-backed securities	18.3	(0.1)	4	35.3	(0.8)	13	53.6	(0.9)	17

Total fixed maturities	55.2	(0.5)	18	46.4	(0.9)	17	101.6	(1.4)	35
Large-cap equity securities	19.3	(3.0)	9	2.7	(0.2)	1	22.0	(3.2)	10

Total temporarily impaired securities	$74.5	$(3.5)	27	$49.1	$(1.1)	18	$123.6	$(4.6)	45

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31
	2012	2011
Equity securities:
Small-cap securities	$0.4	0.1

Total other-than-temporary impairments	$0.4	0.1

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three months ended March 31, 2012 and 2011. The Company reviewed its investments at March 31, 2012, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses.

The Company regularly monitors its investments that have fair values less than cost or amortized cost for signs of other-than-temporary impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell including if it is more likely than not that the Company will be required to sell the investments before recovery. When a fixed maturity has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.

Among the factors that management considers for equity securities and other invested assets are the length of time and/or the significance of decline below cost, the Company’s ability and intent to hold these securities through their recovery periods, the current financial condition of the issuer and its future business prospects, and the ability of the market value to recover to cost in the near term. When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, the cost basis of the security is adjusted to fair value. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$37.2	37.6
Due after 1 year through 5 years	354.6	374.0
Due after 5 years through 10 years	502.5	542.1
Due after 10 years	485.3	525.0
U.S. government agencies residential mortgage-backed securities	407.5	425.4

Total	$1,787.1	1,904.1

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $9.9 million were on deposit with insurance regulators as required by law at March 31, 2012 and December 31, 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31
	2012	2011
Fixed maturities	$15.7	18.9
Equity securities	1.0	1.3
Cash and cash equivalents, and other	1.4	1.4

Investment income	18.1	21.6
Investment expenses	0.6	0.6

Net investment income	$17.5	21.0

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31
	2012	2011
Realized gains:
Fixed maturities	$3.1	$0.9
Equity securities	4.4	8.8

Total realized gains	7.5	9.7
Realized losses:
Equity securities:
Sales	—	(1.4)
OTTI	(0.4)	(0.1)

Total realized losses	(0.4)	(1.5)

Net realized gain on investments	$7.1	$8.2

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(0.6)	$(3.1)
Equity securities	11.6	7.2
Other invested assets	4.0	2.7
Deferred federal income tax liability thereon	(5.4)	(2.3)
Valuation allowance	5.4	—

Change in net unrealized holding gains (losses), net of tax	$15.0	$4.5

There was a deferred federal income tax liability on the net unrealized holding gains at March 31, 2012 and December 31, 2011, of $53.1 million, net of a valuation allowance of $5.4 million, and $53.1 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2012 and December 31, 2011, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2012 and 2011.

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

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $56.2 million and $52.6 million at March 31, 2012 and December 31, 2011, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2012 and December 31, 2011:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$451.4	—	451.4	—
Obligations of states and political subdivisions	782.9	—	782.9	—
Corporate securities	244.4	—	241.5	2.9
U.S. government agencies residential mortgage-backed securities	425.4	—	425.4	—

Total fixed maturities	1,904.1	—	1,901.2	2.9
Equity securities:
Large-cap securities	130.1	130.1	—	—
Small-cap securities	49.8	49.8	—	—

Total equity securities	179.9	179.9	—	—
Other invested assets	61.5	5.3	56.2	—

Total available-for-sale investments	$2,145.5	185.2	1,957.4	2.9

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$468.7	—	468.7	—
Obligations of states and political subdivisions	811.2	—	811.2	—
Corporate securities	244.8	—	241.9	2.9
U.S. government agencies residential mortgage-backed securities	410.2	—	410.2	—

Total fixed maturities	1,934.9	—	1,932.0	2.9
Equity securities:
Large-cap securities	122.1	122.1	—	—
Small-cap securities	45.2	45.2	—	—

Total equity securities	167.3	167.3	—	—
Other invested assets	57.2	4.6	52.6	—

Total available-for-sale investments	$2,159.4	171.9	1,984.6	2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2012 and the year ended December 31, 2011, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2012	$2.9

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.6
Sales	(0.4)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2011	$2.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:

Notes Receivable from Affiliates

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Under these agreements, State Auto Financial earned interest of $1.2 million for the three months ended March 31, 2012 and 2011. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Consequently this has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	March 31, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$77.6	7.00%	$70.0	$77.5	7.00%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Notes Payable

Included in notes payable are Senior Notes and Subordinated Debentures. The fair value of the Senior Notes is based on the observable market price and has been disclosed in Level 2. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	March 31, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.8	$98.9	6.25%	$100.9	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.69	15.5	15.5	4.73

Total notes payable	$116.3	$114.4		$116.4	$115.8

The following table sets forth the Company’s assets and liabilities within the fair value hierarchy at March 31, 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2012:
Assets:
Notes receivable from affiliate	$77.6	—	77.6	—
Liabilities:
Senior Notes	98.9	—	98.9	—
Affiliate Subordinated Debentures	15.5	—	—	15.5

Total liabilities	$114.4	—	98.9	15.5

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

On December 31, 2011, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts such as applicable accumulated other comprehensive income related to employee benefit plans. In conjunction with this amendment, the STFC Pooled Companies paid $261.4 million in cash to the Mutual Pooled Companies in the first quarter 2012 for the net liabilities transferred on December 31, 2011. The following table sets forth the impact on the Company’s balance sheet at December 31, 2011, relating to this amendment:

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$(203.4)
Unearned premiums	(106.8)
Pension and postretirement liabilities	(52.3)
Other liabilities	27.6
Accumulated other comprehensive income	59.1
Less:
Deferred acquisition costs	(21.8)
Other assets	7.4

Net cash paid	$(261.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31
	2012	2011
Premiums earned:
Assumed from external insurers and reinsurers	$1.0	8.5
Assumed under Pooling Arrangement	254.9	350.2
Ceded to external insurers and reinsurers	(7.4)	(6.1)
Ceded under Pooling Arrangement	(196.9)	(205.5)

Net assumed premiums earned	$51.6	147.1

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.9	5.7
Assumed under Pooling Arrangement	191.5	241.6
Ceded to external insurers and reinsurers	(5.8)	(5.3)
Ceded under Pooling Arrangement	(156.1)	(143.4)

Net assumed losses and loss expenses incurred	$30.5	98.6

5. Income Taxes

The following table sets forth the reconciliation between actual federal income tax benefit and the amount computed at the indicated statutory rate for the three months ended March 31, 2012 and 2011:

	Three months ended March 31
($ millions)	2012		2011
		%		%
Amount at statutory rate	$(0.7)	35	$5.5	35
Tax-exempt interest and dividends received deduction	(2.2)	115	(3.1)	(20)
Other, net	0.1	(5)	0.4	2
Valuation allowance	2.8	(145)	—	—

Federal income tax expense and effective rate	$—	—	$2.8	17

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2012 and December 31, 2011:

($ millions)	March 31, 2012	December 31, 2011
Deferred tax assets:
Unearned premiums not currently deductible	$33.1	32.4
Losses and loss expenses payable discounting	25.3	25.0
Postretirement and pension benefits	38.8	39.4
Realized loss on other-than-temporary impairment	9.4	11.4
Other liabilities	13.7	14.9
Net operating loss carryforward	62.0	56.0
Tax credit carryforward	0.7	0.7
Other	9.5	9.2

Total deferred tax assets	192.5	189.0
Deferred tax liabilities:
Deferral of policy acquisition costs	33.0	32.1
Net unrealized holding gains on investments	58.4	53.1

Total deferred tax liabilities	91.4	85.2

Total net deferred tax assets before valuation allowance	101.1	103.8

Less valuation allowance	100.5	103.3

Net deferred federal income taxes	$0.6	0.5

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At March 31, 2012 and December 31, 2011 the Company recorded a valuation allowance of $100.5 million and $103.3 million, respectively. The $0.6 million and $0.5 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity at March 31, 2012 and December 31, 2011, respectively. Based on FASB ASC 740 Intraperiod tax allocation, the change in the valuation allowance attributable to continuing operations and other comprehensive income for the three months ended March 31, 2012 is as follows:

($ millions)
Continuing operations	$2.8
Other comprehensive income	(5.6)

Change in valuation allowance	$(2.8)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans for the three months ended March 31, 2012 and 2011:

	Pension		Postretirement
($ millions)	Three months ended March 31
	2012	2011	2012	2011
Service cost	$1.9	2.6	$—	1.6
Interest cost	2.5	3.8	0.2	1.6
Expected return on plan assets	(2.9)	(4.5)	(0.1)	(0.1)
Amortization of:
Prior service costs (benefits)	—	0.1	(1.3)	(0.4)
Transition assets	—	(0.1)	0.1	—
Net loss	1.7	1.7	0.2	—

Net periodic cost (benefit)	$3.2	3.6	$(0.9)	2.7

The Company contributed $3.3 million for the three months ended March 31, 2012 and expects to contribute an additional $9.8 million to the pension plan during 2012.

7. (Loss) Earnings per Common Share

The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the three months ended March 31, 2012 and 2011:

($ millions, except per share amounts)	Three months ended March 31
	2012	2011
Numerator:
Net income for basic (loss) earnings per common share	$(2.0)	12.8

Denominator:
Weighted average shares for basic net (loss) earnings per common share	40.3	40.1
Effect of dilutive share-based awards	—	0.1

Adjusted weighted average shares for diluted net (loss) earnings per common share	40.3	40.2

Basic net (loss) earnings per common share	$(0.05)	0.32
Diluted net (loss) earnings per common share	$(0.05)	0.32

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2012 and 2011:

(number of options in millions)	Three months ended March 31
	2012	2011
Number of options	3.7	2.9

8. Segment Information

The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation for both legacy State Auto Group and RTW, Inc.’s insurance subsidiaries, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31
	2012	2011
Revenues from external sources:
Insurance segments
Personal insurance	$117.5	203.6
Business insurance	77.3	94.8
Specialty insurance	60.1	51.8

Total insurance segments	254.9	350.2
Investment operations segment
Net investment income	17.5	21.0
Net realized capital gains	7.1	8.2

Total investment operations segment	24.6	29.2
All other	0.8	0.8

Total revenues from external sources	280.3	380.2
Intersegment revenues	(2.5)	(2.6)

Total revenues	277.8	377.6
Reconciling items:
Eliminate intersegment revenues	2.5	2.6

Total consolidated revenues	$280.3	380.2

Segment (loss) income before federal income tax:
Insurance segments
Personal insurance SAP underwriting (loss) gain	$(0.9)	12.5
Business insurance SAP underwriting loss	(16.7)	(11.9)
Specialty insurance SAP underwriting loss	(12.2)	(15.3)

Total insurance segments	(29.8)	(14.7)
Investment operations segment
Net investment income	17.5	21.0
Net realized capital gains	7.1	8.2

Total investment operations segment	24.6	29.2
All other	0.4	0.1

Total segment (loss) income before tax expense	(4.8)	14.6
Reconciling items:
GAAP expense adjustments	5.3	3.3
Interest expense on corporate debt	(1.8)	(1.8)
Corporate expenses	(0.7)	(0.5)

Total reconciling items	2.8	1.0

Total consolidated (loss) income before federal income tax expense	$(2.0)	15.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth revenues from external sources for reportable segments for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31
	2012	2011
Earned premiums:
Personal insurance:
Personal auto	$96.0	127.1
Homeowners	14.6	67.9
Other personal	6.9	8.6

Total personal insurance earned premiums	117.5	203.6
Business insurance:
Commercial auto	19.1	23.4
Commercial multi-peril	22.2	25.1
Fire & allied lines	18.6	24.2
Other & product liability	13.1	16.6
Other business	4.3	5.5

Total business insurance earned premiums	77.3	94.8
Specialty insurance	60.1	51.8

Total earned premiums	254.9	350.2
Investment operations:
Net investment income	17.5	21.0
Net realized capital gain	7.1	8.2

Total investment operations	24.6	29.2

Total revenues from reportable segments	$279.5	379.4

Investable assets attributable to the Company’s investment operations segment totaled $2,279.0 million and $2,585.9 million at March 31, 2012 and December 31, 2011, respectively.

9. Contingencies and Litigation

The Company is involved in numerous lawsuits arising in the ordinary course of the Company’s business operations arising out of or otherwise related to its insurance policies. Certain of these lawsuits allege extra-contractual damages. These lawsuits are in various stages of development. The Company will generally contest these matters vigorously but may pursue settlement if appropriate. The Company considers all such litigation in establishing its loss and loss adjustment expense reserves. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial or cash flow position.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2012 and December 31, 2011, and for the consolidated statements of income for the three-month periods ended March 31, 2012 and 2011. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2011 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2011 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2011 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation for both the legacy State Auto Group and the RTW, Inc. insurance subsidiaries, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2011 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2012 is set forth in Note 8 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

CRITICAL ACCOUNTING POLICIES

Deferred Acquisition Costs

As of January 1, 2012, we adopted retrospectively the FASB guidance Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See “New Accounting Standards –Adoption of Accounting Pronouncements-Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” included in this Item 2 and Note 1 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q for the impact of this adoption at January 1, 2010. Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses related to the successful acquisition of acquiring or renewing the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premiums to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs. The impact of the adoption at December 31, 2011, was a reduction to shareholders’ equity of $34.5 million, or $0.86 book value per share, resulting in an adjusted book value per share of $17.95. The previously reported book value per share as of December 31, 2011 was $18.81 per share. All applicable prior period amounts have been adjusted to conform to current period presentation.

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

In 2011, we made two changes to the Pooling Arrangement. First, as of January 1, 2011, we added the Rockhill Insurers to the pool each with a participation percentage of 0.0% (the “1.1.11 pool change”). In conjunction with the 1.1.11 pool change, the STFC Pooled Companies received $149.8 million ($69.1 million in cash and $80.7 million in investment securities) from the Rockhill Insurers for net insurance liabilities transferred on January 1, 2011. The following table sets forth the impact on our balance sheet at January 1, 2011:

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$124.5
Unearned premiums	34.1
Other liabilities	(0.5)
Less:
Deferred policy acquisition costs	8.3

Net cash and investment securities received	$149.8

Second, at the close of business on December 31, 2011, the Pooling Arrangement was amended to reduce the overall participation percentage of the STFC Pooled Companies from 80% to 65% and to include the pooling of applicable balance sheet accounts such as accumulated other comprehensive income related to employee benefit plans (the “12.31.11 pool change”). In conjunction with the 12.31.11 pool change, the STFC Pooled Companies paid $261.4 million in cash to the Mutual Pooled Companies subsequent to year end for net liabilities transferred on December 31, 2011. The following table sets forth the impact on our balance sheet at December 31, 2011:

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$(203.4)
Unearned premiums	(106.8)
Pension and postretirement liabilities	(52.3)
Other liabilities	27.6
Accumulated other comprehensive income	59.1
Less:
Deferred policy acquisition costs	(21.8)
Other assets	7.4

Net cash paid	$(261.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement for the period indicated:

	Close of business December 31, 2011 – March 31, 2012	January 1, 2011 – December 31, 2011
STFC Pooled Companies:
State Auto P&C	51.0%	59.0%
Milbank	14.0	17.0
Farmers	0.0	3.0
SA Ohio	0.0	1.0
SA National	N/A	0.0

Total STFC Pooled Companies	65.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	34.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1
RIC	0.0	0.0
Plaza	0.0	0.0
American Compensation	0.0	0.0
Bloomington Compensation	0.0	0.0

Total State Auto Mutual Pooled Companies	35.0	20.0

RESULTS OF OPERATIONS

Our net loss was $2.0 million for the first quarter of 2012 compared to net income of $12.8 million for the first quarter of 2011. Our pretax loss was $2.0 million for the first quarter of 2012 compared to pretax income of $15.6 million for the first quarter of 2011. Our 2012 results, when compared to our 2011 results, have been and will continue to be impacted by the reduction in our participation in the Pooling Arrangement to 65% from 80% in 2011, as well as the recently implemented quota share reinsurance arrangement covering our homeowners book of business, discussed below. Our first quarter 2012 results were also impacted by an increase in the level of weather-related catastrophe losses in comparison to our first quarter 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2012 and 2011:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2012	2011
Total revenues	$280.3	380.2
Net (loss) income	$(2.0)	12.8
Basic (loss) earnings per share	(0.05)	0.32
Diluted (loss) earnings per share	(0.05)	0.32
Stockholders’ equity	$732.3	844.4
Return on average equity	(22.3)%	2.8
Book value per share	$18.16	21.03
Debt to capital ratio	13.7	12.1
Cat loss and ALAE ratio	7.8%	4.6
Non-cat loss and LAE ratio	67.2%	64.7
Loss and LAE ratio	75.0%	69.3
Expense ratio	34.4%	33.7
Combined ratio	109.4%	103.0
Premium written growth (1)	(30.2)%	24.7
Investment yield	3.1%	3.5

	Three months ended March 31
SAP Basis:	2012	2011
Cat loss and ALAE points	7.8%	4.6
Non-cat loss and ALAE	60.0%	58.7
ULAE	7.4%	6.0
Loss and LAE ratio	75.2%	69.3
Expense ratio	35.3%	32.4
Combined ratio	110.5%	101.7

	Twelve months ended March 31
	2012	2011
Net premiums written to surplus	2.1	1.7

(1)	Includes an increase of 11.8 points for 2011 related to the one-time $34.1 million transfer of unearned premium by the Rockhill Insurers on January 1, 2011, in conjunction with the 1.1.11 pool change.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners Quota Share Arrangement

To reduce risk and volatility in our homeowners book of business, while providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners book of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Liquidity and Capital Resources – Reinsurance Arrangements” for a discussion of the HO QS Arrangement. The HO QS Arrangement worked as expected in the first quarter of 2012, and we believe the long term benefits of our homeowner actions will be a more predictable and profitable book of homeowners business and reduced risk to our capital base.

For the three months ended March 31, 2012, the HO QS Arrangement reduced our GAAP net underwriting loss by $7.1 million and improved our GAAP combined ratio by 1.1 points. The following table sets forth, on a pro forma GAAP basis, certain of our key performance indicators excluding the impact of the HO QS Arrangement cession for the three months ended March 31, 2012.

Reconciliation Table 1

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$254.9	$41.7	$296.6
Losses and LAE incurred:
Cat loss and ALAE	20.0	17.4	37.4
Non-cat loss and LAE	171.3	19.3	190.6

Total Loss and LAE incurred	191.3	36.7	228.0
Acquisition and operating expenses	87.6	12.1	99.7

Net underwriting loss	(24.0)	(7.1)	(31.1)

Cat loss and ALAE ratio	7.8%	41.7%	12.6%
Non-cat loss and LAE ratio	67.2%	46.3%	64.3%

Total Loss and LAE ratio	75.0%	88.0%	76.9%
Expense ratio	34.4%	29.0%	33.6%

Combined ratio	109.4%	117.0%	110.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three months ended March 31, 2012, the HO QS Arrangement reduced our SAP net underwriting loss by $5.5 million and improved our SAP combined ratio by 1.0 point. The following table sets forth, on a pro forma SAP basis, certain of our key performance indicators excluding the impact of the HO QS Arrangement cession for the three months ended March 31, 2012.

Reconciliation Table 2

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$263.3	$36.2	$299.5
Earned premiums	254.9	41.7	296.6
Losses and LAE incurred:
Cat loss and ALAE	20.0	17.4	37.4
Non-cat loss and ALAE	152.8	19.3	172.1

Total Loss and ALAE	172.8	36.7	209.5
ULAE	18.9	—	18.9

Total Loss and ALAE incurred	191.7	36.7	228.4
Underwriting expenses	93.0	10.5	103.5

Net underwriting loss	$(29.8)	$(5.5)	$(35.3)

Cat loss and ALAE ratio	7.8%	41.7%	12.6%
Non-cat loss and ALAE ratio	60.0%	46.3%	58.0%

Total loss and ALAE ratio	67.8%	88.0%	70.6%
ULAE ratio	7.4%	—	6.4%

Total loss and LAE ratio	75.2%	88.0%	77.0%
Expense ratio	35.3%	29.0%	34.5%

Combined ratio	110.5%	117.0%	111.5%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results and our homeowners’ line of business at Reconciliation Tables 3 and 5, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Use of Non-GAAP Financial Measures

Certain information and results in our personal, business and specialty insurance segments are presented in a manner which, on a pro forma basis, (i) excludes the impact of the HO QS Arrangement cession for the three months ended March 31, 2012, (ii) excludes the one-time impact of the 1.1.11 pool change for the three months ended March 31, 2011, and (iii) assumes the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011. These presentations are non-GAAP financial measures. We believe these non-GAAP financial measures will enable investors to (a) better understand the significance the reinsurance arrangement cession is contributing to our reported results for the three months ended March 31, 2012, and (b) perform a meaningful comparison of our results of operations for the three months ended March 31, 2012 and 2011. See Reconciliation Tables 1 and 2 above and Reconciliation Tables 3, 4 and 5 below.

Insurance Segments

The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages requiring specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments and reward our employees.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2011 Form 10-K.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three months ended March 31, 2012 and 2011:

($ millions)	Three months ended March 31, 2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums	$113.0		80.0		70.3		263.3

Earned premiums	117.5		77.3		60.1		254.9
Cat loss and ALAE	5.8	4.9	14.2	18.3	—	—	20.0	7.8
Non-cat loss and ALAE	69.4	59.1	37.9	49.1	45.5	75.6	152.8	60.0
ULAE	11.3	9.6	5.8	7.4	1.8	3.1	18.9	7.4
Underwriting expenses	31.9	28.2	36.1	45.2	25.0	35.5	93.0	35.3

SAP underwriting loss and SAP combined ratio	$(0.9)	101.8	(16.7)	120.0	(12.2)	114.2	(29.8)	110.5

($ millions)	Three months ended March 31, 2011
	Personal	% Ratio	Business	% Ratio	Specialty	%(3) Ratio	Total	%(3) Ratio
Written premiums (3)	$189.5		94.5		93.1		377.1

Earned premiums	203.6		94.8		51.8		350.2
Cat loss and ALAE	13.5	6.6	2.5	2.6	—	—	16.0	4.6
Non-cat loss and ALAE	115.5	56.7	58.0	61.2	32.2	62.2	205.7	58.7
ULAE	12.6	6.2	6.4	6.8	1.9	3.5	20.9	6.0
Underwriting expenses	49.5	26.1	39.8	42.1	33.0	35.5	122.3	32.4

SAP underwriting gain (loss) and SAP combined ratio	$12.5	95.6	(11.9)	112.7	(15.3)	101.2	(14.7)	101.7

(1)	See Reconciliation Table 4 below for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.

(2)	See Reconciliation Table 2 above for the impact of the HO QS Arrangement cession on our SAP underwriting results.

(3)

Written premium includes a one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers to our specialty insurance segment in conjunction with the 1.1.11 pool change. In connection with this unearned premium transfer, we paid a one-time ceding commission of $8.3 million to the Rockhill Insurers. Combined, these one-time transactions benefitted our specialty insurance segment’s statutory expense ratio by 6.3 points and our overall expense ratio by 0.8 points.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Revenue

We measure top-line growth for our insurance segments based on net written premiums, which represent the premiums on the policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as “the policy term.” As such, our written premiums are recognized as earned ratably over the policy term. The unearned portion of written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired term of the policies.

The following table sets forth the reconciliation of the one-time impact on net written premiums for the three months ended March 31, 2011, of the unearned premiums transferred by the Rockhill Insurers to us on January 1, 2011, in conjunction with the 1.1.11 pool change and for the three months ended March 31, 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011:

Reconciliation Table 3	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
			Pro-Forma
($ millions)	As Reported 2012 Net Written Premiums	As Reported 2011 Net Written Premiums	01.01.11 Pool Change Impact	2011 Net Written Premiums Excluding 01.01.11 Pool Change	12.31.11 Pool Change Impact	Pro Forma 3/31/11	% Change(1)	% Pro Forma Change(2)
Personal insurance segment:
Personal auto	$94.0	$122.6	$—	$122.6	$23.0	$99.6	(23.3)	(5.6)
Homeowners	11.8	58.2	—	58.2	10.9	47.3	(79.7)	(75.1)
Other personal	7.2	8.7	—	8.7	1.6	7.1	(17.2)	1.4

Total personal	113.0	189.5	—	189.5	35.5	154.0	(40.4)	(26.6)

Business insurance segment:
Commercial auto	21.0	23.3	—	23.3	4.4	18.9	(9.9)	11.1
Commercial multi-peril	23.7	26.4	—	26.4	5.0	21.4	(10.2)	10.7
Fire & allied lines	17.9	23.4	—	23.4	4.4	19.0	(23.5)	(5.8)
Other & product liability	13.4	16.2	—	16.2	3.0	13.2	(17.3)	1.5
Other commercial	4.0	5.2	—	5.2	1.0	4.2	(23.1)	(4.8)

Total business	80.0	94.5	—	94.5	17.8	76.7	(15.3)	4.3

Specialty insurance segment:
RED	31.5	23.6	—	23.6	4.5	19.1	33.5	64.9
Rockhill	20.5	39.3	24.3	15.0	2.7	12.3	(47.8)	66.7
Workers’ compensation	18.3	30.2	9.8	20.4	3.8	16.6	(39.4)	10.2

Total specialty	70.3	93.1	34.1	59.0	11.0	48.0	(24.5)	46.5

Total net written premiums	$263.3	$377.1	$34.1	$343.0	$64.3	$278.7	(30.2)	(5.5)

(1)	Calculated based on as reported March 31, 2012 net written premiums change from as reported March 31, 2011 net written premiums.

(2)	Calculated based on as reported March 31, 2012 net written premiums change from pro forma March 31, 2011 net written premiums.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment

The following table sets forth a summary of net written premiums, by major product line of business for our personal insurance segment for the three months ended March 31, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Table 3 above).

	Net written premiums
($ millions)	2012	Pro- Forma 2011	% Change
Personal insurance segment:
Personal auto	$94.0	99.6	(5.6)
Homeowners	11.8	47.3	(75.1)
Other personal	7.2	7.1	1.4

Total personal	$113.0	154.0	(26.6)

The following table sets forth a summary of SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31:

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Personal insurance segment:
Personal auto	$96.0	$2.8	$59.5	$62.3	3.0	61.9	64.9
Homeowners	14.6	0.1	7.7	7.8	0.5	52.6	53.1
Other personal	6.9	2.9	2.2	5.1	41.9	31.6	73.5
Total personal	117.5	5.8	69.4	75.2	4.9	59.1	64.0
ULAE	—	—	—	11.3	—	—	9.6
Total Loss and LAE	$117.5	$5.8	$69.4	$86.5	4.9	59.1	73.6

2011
Personal insurance segment:
Personal auto	$127.1	$0.2	$78.1	$78.3	0.2	61.4	61.6
Homeowners	67.9	13.3	34.8	48.1	19.5	51.3	70.8
Other personal	8.6	—	2.6	2.6	(0.1)	30.0	29.9
Total personal	203.6	13.5	115.5	129.0	6.6	56.7	63.3
ULAE	—	—	—	12.6	—	—	6.2
Total Loss and LAE	$203.6	$13.5	$115.5	$141.6	6.6	56.7	69.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three months ended March 31, 2012, the HO QS Arrangement reduced our SAP net underwriting loss in our personal insurance segment by $5.5 million and improved our SAP combined ratio in our personal insurance segment by 4.0 points. The following table sets forth our personal insurance segment which excludes, on a pro forma SAP basis, the impact of the HO QS Arrangement cession for the three months ended March 31, 2012.

Reconciliation Table 4

	SAP HO QS Arrangement Cession - Personal Insurance
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$113.0	$36.2	$149.2
Earned premiums	117.5	41.7	159.2
Losses and LAE Incurred:
Cat loss and ALAE	5.8	17.4	23.2
Non-cat loss and ALAE	69.4	19.3	88.7

Total Loss and ALAE	75.2	36.7	111.9
ULAE	11.3	—	11.3

Total Loss and LAE incurred	86.5	36.7	123.2
Underwriting expenses	31.9	10.5	42.4

Net underwriting loss	$(0.9)	$(5.5)	$(6.4)

Cat loss and ALAE ratio	4.9%	41.7%	14.6%
Non-cat loss and ALAE ratio	59.1%	46.3%	55.7%

Total Loss and ALAE ratio	64.0%	88.0%	70.3%
ULAE ratio	9.6%	—	7.1%

Total Loss and LAE ratio	73.6%	88.0%	77.4%
Expense ratio	28.2%	29.0%	28.4%

Combined ratio	101.8%	117.0%	105.8%

Catastrophe losses on our personal insurance segment were $5.8 million, or 4.9 catastrophe loss ratio points, for the three months ended March 31, 2012 and included $3.9 million, or 3.3 catastrophe loss ratio points, of prior period favorable development. For the three months ended March 31, 2012, cessions under the HO QS Arrangement reduced our personal insurance segment catastrophe losses by $17.4 million, or 9.7 catastrophe loss ratio points. Catastrophe losses on our personal insurance segment were $13.5 million, or 6.6 loss ratio points, for the three months ended March 31, 2011, and included $0.1 million, or 0.1 catastrophe loss ratio points, of prior period favorable development.

Personal auto net written premiums for the three months ended March 31, 2012 decreased 23.3% compared to the same 2011 period. Personal auto net written premiums for the three months ended March 31, 2012 decreased 5.6% compared to the three months ended March 31, 2011 pro forma net written premiums. While we are experiencing a decline in premiums in our personal auto business, we continue to grow premiums in several states consistent with our strategy to expand our geographic footprint outside the Midwest. Much of this premium growth is from the states of Texas, Colorado, Connecticut and Georgia. In addition, we have had

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

continued personal auto premium growth in underserved Midwest states, such as Illinois and Michigan. While the overall premiums are down, we are experiencing a slight increase in personal auto new business premiums and improved issue to quote ratios. We are also experiencing a higher percentage of companion auto and home policies. We also believe our aggressive actions in addressing profit levels in our homeowners book of business has impacted the entire account and caused the loss of some auto policies, which has also contributed to the overall premium decline in personal auto.

The personal auto SAP non-catastrophe loss ratio for the three months ended March 31, 2012 increased 0.5 points compared to the same 2011 period primarily due to an increase in number of personal auto bodily injury losses.

Homeowners net written premiums for the three months ended March 31, 2012 decreased $46.4 million compared to the same 2011 period. Homeowners net written premiums for the three months ended March 31, 2012, decreased $35.5 million compared to three months ended March 31, 2011 pro forma net written premiums. The $35.6 million of net written premiums ceded under the HO QS Arrangement accounted for this decline when compared to the same 2011 period. The following table sets forth, on a pro forma SAP basis, the homeowners’ line of business excluding the impact of the HO QS Arrangement cession for the three months ended March 31, 2012.

Reconciliation Table 5

	SAP HO QS Arrangement Cession - Homeowners
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$11.8	$35.6	$47.4
Earned premiums	14.6	41.0	55.6
Losses and LAE incurred:
Cat loss and ALAE	0.1	17.4	17.5
Non-cat loss and ALAE	7.7	19.3	27.0

Total Loss and ALAE incurred	$7.8	$36.7	$44.5
Cat loss and ALAE ratio	0.5%	42.4%	31.4%
Non-cat loss and ALAE ratio	52.6%	47.2%	48.6%

Total Loss and ALAE ratio	53.1%	89.6%	80.0%

The homeowners SAP non-catastrophe loss ratio for the three months ended March 31, 2012 increased slightly when compared to the same 2011 period. The reported homeowners SAP non-catastrophe loss ratio for the three months ended March 31, 2012 was 4.0 points higher than the homeowners SAP non-catastrophe loss ratio pro forma without the HO QS Arrangement due to unfavorable development from prior accident years which were not subject to the HO QS Arrangement. We continue to aggressively address our rate needs in the homeowners book of business and intend to file double digit rate increases in 17 out of 28 active states and in all of our wind and weather prone states.

We continue to implement strategies to improve our homeowner results. As of March 31, 2012, our CustomFitSM homeowners product, which uses by-peril rating, had been deployed in 16 out of 28 active states. We have placed a priority of introducing our CustomFit homeowners product in states which have historically experienced significant catastrophe losses. States in which CustomFit homeowners is currently offered represent approximately 75% of our homeowners premium and account for 82% of our five year wind/hail losses. We are in the process of developing our second generation of CustomFit homeowners in 2012.

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

We continue to execute various initiatives implemented in prior periods within our property claims operations, which we believe will improve our loss ratio results. For example, our dependence on outside appraisers has declined by deploying in-house property adjusters working from their homes. In addition, all but a few large property claims and a significant percentage of catastrophe claims are now being handled in-house by State Auto adjusters. These changes are intended to improve service and reduce expenses, which we believe improve loss ratio results.

Business Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our business insurance segment for the three months ended March 31, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Table 3 above).

	Net written premiums
($ millions)	2012	Pro-Forma 2011	% Change
Business insurance segment:
Commercial auto	$21.0	18.9	11.1
Commercial multi-peril	23.7	21.4	10.7
Fire & allied lines	17.9	19.0	(5.8)
Other & product liability	13.4	13.2	1.5
Other commercial	4.0	4.2	(4.8)

Total business	$80.0	76.7	4.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth a summary of SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31:

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2012
Business insurance segment:
Commercial auto	$19.1	$0.2	$11.7	$11.9	1.0	61.1	62.1
Commercial multi-peril	22.2	4.5	10.2	14.7	20.4	45.9	66.3
Fire & allied lines	18.6	9.5	6.3	15.8	50.7	34.0	84.7
Other & product liability	13.1	—	8.5	8.5	—	64.8	64.8
Other commercial	4.3	—	1.2	1.2	0.2	29.2	29.4
Total business	77.3	14.2	37.9	52.1	18.3	49.1	67.4
ULAE	—	—	—	5.8	—	—	7.4
Total Loss and LAE	$77.3	$14.2	$37.9	$57.9	18.3	49.1	74.8

2011
Business insurance segment:
Commercial auto	$23.4	$—	$15.7	$15.7	(0.1)	67.2	67.1
Commercial multi-peril	25.1	1.6	12.6	14.2	6.4	50.3	56.7
Fire & allied lines	24.2	0.4	15.2	15.6	1.8	62.8	64.6
Other & product liability	16.6	—	13.1	13.1	—	79.0	79.0
Other commercial	5.5	0.5	1.4	1.9	8.2	25.6	33.8
Total business	94.8	2.5	58.0	60.5	2.6	61.2	63.8
ULAE	—	—	—	6.4	—	—	6.8
Total Loss and LAE	$94.8	$2.5	$58.0	$66.9	2.6	61.2	70.6

Net written premiums for the business insurance segment for the three months ended March 31, 2012 decreased 15.3% compared to the same 2011 period. The business insurance segment net written premiums for the three months ended March 31, 2012 increased 4.3% compared to the three months ended March 31, 2011 pro forma net written premiums. Business insurance continues to be impacted by rate competition, general economic conditions, and flat premium bases, such as payrolls, sales and number of vehicles. We are experiencing modest improvement in new business and overall business insurance premiums. However, we are seeking to balance our traditional underwriting discipline with new products, improved automation and pricing tools that support the production of profitable new business.

In 2011, we began introducing policy download capabilities for most business insurance lines. Download capabilities will allow agents to import policy information directly into their agency management systems to better serve their customers. Commercial auto and businessowners policies can now be downloaded to our agents, and we expect other commercial package policies will be available to download in 2012. Workers’ compensation policies in our specialty insurance segment can also be downloaded.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We have also expanded the eligibility of our businessowners products to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering these products in our businessowners program leverages our bizXpressSM technology, simplifies the agent rating and submission processes, and allows us to offer broader base coverages for these types of risks. In 2010, we completed the implementation of our enhanced businessowners product, BOP Choice, which has been introduced in all of our active states. The majority of our new business premium has been generated from this new product, which is included in our commercial multi-peril line. Our product revisions have also produced a greater proportion of casualty business, which we believe is desirable given our Midwest property concentrations.

Catastrophe losses in our business insurance segment for the three months ended March 31, 2012 were $14.2 million, or 18.3 catastrophe loss ratio points, and included $0.5 million, or 0.6 catastrophe loss ratio points, of prior period favorable development. Catastrophe losses in our business insurance segment for the three months ended March 31, 2011 were $2.5 million, or 2.6 loss ratio points, and included $0.9 million, or 0.9 catastrophe loss ratio points, of prior period unfavorable development.

Our SAP non-catastrophe loss ratio in our business insurance segment for the three months ended March 31, 2012 decreased 12.1 points compared to the same 2011 period. This decrease was primarily due to improvements in our large loss ratios in our fire and allied lines, as well as improvements in our liability and commercial auto lines.

Intense competition in the business insurance segment continues to impact our ability to implement price increases, although we are seeing modest increases in rates. We will continue to use modeled pricing in all standard lines of business to more accurately price individual accounts. In addition, new deductible guidelines have been introduced to require higher, wind only deductibles on risks that have multiple buildings at a single location susceptible to identified wind zones.

Similar to the personal insurance segment, we believe that the continued implementation of the pre-2011 initiatives within our claims operations will improve our business insurance loss ratio, particularly in fire and commercial multi-peril.

In 2012, we believe we will begin to see the benefits from our new commercial lines project, “Business Insurance Evolution.” We believe this project will enhance our pricing models and business rules and improve work processes. Updated models will be in place to provide more granular rating. Our business processes will change to promote greater efficiency and quicker quoting for our agents. Business rules will be implemented to improve workflow and underwriting decision making. Ultimately, we expect more profitable and consistent underwriting results and lower expenses to result from the completion of this project.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Specialty Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our specialty insurance segment for the three months ended March 31, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Table 3 above).

	Net written premiums
($ millions)	2012	Pro- Forma 2011	% Change
Specialty insurance segment:
RED	$31.5	19.1	64.9
Rockhill	20.5	12.3	66.7
Workers’ Compensation	18.3	16.6	10.2

Total specialty	$70.3	48.0	46.5

The following table sets forth a summary of SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31:

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2012	$60.1	—	45.5	45.5	—	75.6	75.6
ULAE	—	—	—	1.8	—	—	3.1

Total Loss and LAE	$60.1	—	45.5	47.3	—	75.6	78.7

2011	$51.8	—	32.2	32.2	—	62.2	62.2
ULAE	—	—	—	1.9	—	—	3.5

Total Loss and LAE	$51.8	—	32.2	34.1	—	62.2	65.7

Net written premiums for the specialty insurance segment for the three months ended March 31, 2012 decreased 24.5% compared to the same 2011 period. The specialty insurance segment net written premiums for the three months ended March 31, 2012 increased 46.5% compared to the three months ended March 31, 2011 pro forma net written premiums.

Net written premiums for our RED unit for the three months ended March 31, 2012 increased 33.5% compared to the same 2011 period. The RED unit net written premiums for the three months ended March 31, 2012 increased 64.9% compared to the three months ended March 31, 2011 pro forma net written premiums. Commercial auto coverage primarily contributed to this growth. However, due to the cancellation of a large commercial auto program as of April 1, 2012, lower levels of net written premiums in the RED unit are expected in future periods.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for our Rockhill unit for the three months ended March 31, 2012 decreased 47.8% compared to the same 2011 period. The Rockhill unit net written premiums for the three months ended March 31, 2012 increased 66.7% compared to the three months ended March 31, 2011 pro forma net written premiums. The increase was impacted by the following.

•

Significant rate increases in our property business and increased business opportunities through our excess and surplus channel for catastrophe exposed businesses due to recent global catastrophe events and recent industry catastrophe model changes.

•

Volume growth in our excess and surplus casualty lines, which we believe was attributable to early signs of stabilization in pricing in the commercial lines market and the strengthening of broker relationships and marketing initiatives.

•

Recent changes in the structure of two liability lines and all other perils reinsurance programs, which resulted in our retaining additional written premium of $3.0 million for the three months ended March 31, 2012. See “Liquidity and Capital Resources – Reinsurance Arrangements” section included in Item 7 of the 2011 Form 10-K.

•	Addition of a new general binding authority program during the first quarter of 2012.

Net written premiums for our workers’ compensation unit for the three months ended March 31, 2012 decreased 39.4% compared to the same 2011 period. The workers’ compensation unit net written premiums for the three months ended March 31, 2012 increased 10.2% when compared to the three months ended March 31, 2011 pro forma net written premiums. The premium growth in our workers’ compensation unit was driven by increases in our mono-line product and the introduction of our small account products due to the market firming.

The SAP non-catastrophe loss ratio for the specialty lines insurance segment for the three months ended March 31, 2012 increased 13.4 points compared to the same 2011 period. This increase was due primarily to losses within our RED unit with respect to a large commercial auto trucking program. As previously discussed, this program was cancelled as of April 1, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable

The following table sets forth losses and loss expenses payable by major line of business at March 31, 2012 and December 31, 2011:

($ millions)	March 31, 2012	December 31, 2011	$ Change
Personal insurance segment:
Personal auto	$191.1	195.9	(4.8)
Homeowners	56.0	71.9	(15.9)
Other personal	11.8	11.2	0.6

Total personal	258.9	279.0	(20.1)

Business insurance segment:
Commercial auto	78.3	76.9	1.4
Commercial multi-peril	77.1	73.5	3.6
Fire & allied lines	29.4	24.3	5.1
Other & product liability	159.3	158.6	0.7
Other business	3.5	3.6	(0.1)

Total business	347.6	336.9	10.7

Specialty insurance segment	286.7	265.7	21.0

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$893.2	881.6	11.6

Losses and loss expenses payable increased $11.6 million since December 31, 2011. Our specialty insurance segment increased $21.0 million, primarily due to the premium growth in our RED unit during the period and the corresponding increase in claims activity. Our homeowners line of business declined $15.9 million, primarily due to the ceding of reserves to unaffiliated reinsurers in connection with the HO QS Arrangement, partially offset by an increase in our catastrophe loss reserves. Commercial multi-peril and fire & allied lines of business were also affected by increased catastrophe loss reserves. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Loss and Loss Expenses Payable” in Item 7 of the 2011 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 34.4% and 33.7% for the first quarter of 2012 and 2011, respectively. The HO QS Arrangement accounted for 0.8 points of our GAAP expense ratio for the three months ended March 31, 2012. See “Results of Operations – GAAP HO QS Arrangement Reconciliation Table.”

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

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2011 Form 10-K.

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2012 and December 31, 2011:

($ millions)	March 31, 2012	% of Total	December 31, 2011	% of Total
Cash and cash equivalents	$63.0	2.8	$356.0	13.8
Fixed maturities, at fair value:
Fixed maturities	1,653.1	72.5	1,674.5	64.8
Treasury inflation-protected securities	251.0	11.0	260.4	10.1

Total fixed maturities	1,904.1	83.5	1,934.9	74.9
Notes receivable from affiliate (1)	70.0	3.1	70.0	2.7
Equity securities, at fair value:
Large-cap securities	130.1	5.7	122.1	4.7
Small-cap securities	49.8	2.2	45.2	1.7

Total equity securities	179.9	7.9	167.3	6.4
Other invested assets, at fair value:
International instruments	56.2	2.5	52.6	2.0
Other invested assets	5.3	0.2	4.6	0.2

Total other invested assets, at fair value	61.5	2.7	57.2	2.2
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,279.0	100.0	$2,585.9	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$37.2	37.6
Due after 1 year through 5 years	354.6	374.0
Due after 5 years through 10 years	502.5	542.1
Due after 10 years	485.3	525.0
U.S. government agencies residential mortgage-backed securities	407.5	425.4

Total	$1,787.1	1,904.1

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 3.94 and 3.71 as of March 31, 2012 and December 31, 2011, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three months ended March 31, 2012 and 2011:

($ in millions)	Three months ended March 31
	2012	2011
Gross investment income:
Fixed maturities	$15.7	18.9
Equity securities	1.0	1.3
Other	1.4	1.4

Total gross investment income	18.1	21.6
Less: Investment expenses	0.6	0.6

Net investment income	$17.5	21.0

Average invested assets (at cost)	$2,229.8	2,381.4
Annualized investment yield	3.1%	3.5
Annualized investment yield, after tax	2.4%	2.8
Net investment income, after tax	$13.6	16.7
Effective tax rate	22.0%	20.5

Our investment operations revenue for the three months ended March 31, 2012 was primarily impacted by the following factors.

•	There was a cash outflow of $336.9 million relating to the settlement of the 12.31.11 pool change and the HO QS Arrangement.
•

The amount of interest earned on our fixed maturity securities declined due to call and maturity activity of our tax exempt portfolio. The current environment of lower interest rates has also impacted the amount of interest earned on our fixed maturity portfolio. As our higher yielding bonds mature or are called by the issuers, the proceeds are being reinvested at a lower interest rate. The amortized cost value of our tax exempt portfolio at March 31, 2012 was $731.9 million compared to $911.2 million at March 31, 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

•

The income earned on our Treasury Inflation-Protected Securities, which is dependent on changes in the CPI Index, decreased by $1.1 million for the three months ended March 31, 2012 when compared to the same 2011 period.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the three months ended March 31, 2012 and 2011:

($ in millions)	2012		2011
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$3.1	45.9	0.9	27.3
Equity securities	4.4	27.0	8.8	35.3

Total realized gains	7.5	72.9	9.7	62.6
Realized losses:
Equity securities:
Sales	—	—	(1.4)	10.4
OTTI	(0.4)	—	(0.1)	—

Total realized losses	(0.4)	—	(1.5)	10.4
Net realized gain on investments	$7.1	72.9	8.2	73.0

During the first quarter 2012, equity sales were executed for various reasons, including: (i) to accumulate cash for settlement of the transfers related to the 12.31.11 pool change (ii) the achievement of our price target, (iii) in response to negative outlook announcements or changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iv) in order to manage our equity holdings consistent with our investment policy.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2011 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three months ended March 31, 2012 or 2011.

When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2011 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2012:

($ millions, except # of positions)	Number of positions	Total impairment
Small-cap equity securities	7	$0.4

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at March 31, 2012, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2012:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$417.6	$34.2	71	$(0.4)	13	$451.4
Obligations of states and political subdivisions	731.9	51.1	323	(0.1)	1	782.9
Corporate securities	230.1	14.4	83	(0.1)	5	244.4
U.S. government agencies residential mortgage-backed securities	407.5	19.1	131	(1.2)	20	425.4

Total fixed maturities	1,787.1	118.8	608	(1.8)	39	1,904.1

Equity securities:
Large-cap securities	105.8	26.0	43	(1.7)	8	130.1
Small-cap securities	36.9	12.9	72	—	—	49.8

Total equity securities	142.7	38.9	115	(1.7)	8	179.9
Other invested assets	48.9	12.6	3	—	—	61.5

Total available-for-sale investments	$1,978.7	$170.3	726	$(3.5)	47	$2,145.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at March 31, 2012 and December 31, 2011, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2012:

($ millions)	March 31, 2012	December 31, 2011	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$117.0	117.6	(0.6)
Equity securities	37.2	25.6	11.6
Other invested assets	12.6	8.6	4.0

Unrealized gains	166.8	151.8	15.0

Deferred federal income tax liability, net	(53.1)	(53.1)	—

Unrealized gains, net of tax	$113.7	98.7	15.0

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2012 and December 31, 2011.

As of March 31, 2012, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. At March 31, 2012 and December 31, 2011, we recorded a valuation of $100.5 million and $103.3 million, respectively. The following table sets forth, the components of our federal income tax expense for the three months ended March 30, 2012.

($ millions)	Three Months Ended
March 31 2012
Loss before federal income taxes	$(2.0)

Current tax benefit	—
Deferred tax benefit	(2.8)

(2.8)
Valuation allowance	2.8

Total Federal income tax expense	—

Net loss	$(2.0)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three months ended March 31, 2012:

($ millions)

Continuing operations	$2.8
Other comprehensive income	(5.6)

Change in valuation allowance	$(2.8)

See Note 5 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary for the three months ended March 31, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2012 and December 31, 2011, we had $63.0 million and $356.0 million, respectively, in cash and cash equivalents, and $2,145.5 million and $2,159.4 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $9.9 million of securities on deposit with insurance regulators as required by law at March 31, 2012 and December 31, 2011. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

Net cash used in operating activities was $343.5 million for the first quarter of 2012 compared to net cash provided by operating activities of $74.4 million for the first quarter 2011. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement.

Net cash provided by investing activities was $56.5 million for the first quarter of 2012 compared to net cash used in investing activities of $74.7 million for the first quarter 2011. In the first quarter 2012, we continued to raise funds to complete the settlement of amounts owned related to the 12.31.11 pool change and the HO QS Arrangement.

Net cash used in financing activities was $6.0 million and $5.6 million for the first quarter 2012 and 2011, respectively.

Other Capital Transactions

On May 4, 2012, State Auto Financial’s board of directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable June 29, 2012 to shareholders of record at the close of business on June 13, 2012. This is the 84th consecutive quarterly cash dividend declared since State Auto Financial had its initial public offering in 1991.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of March 31, 2012, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2012 and 2011 were 4.69% and 4.50%, respectively.

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

Homeowners Quota Share Reinsurance Arrangement

The State Auto Group entered into the HO QS Arrangement on December 31, 2011, with a syndicate of unaffiliated reinsurers covering its homeowners book of business. The HO QS Arrangement is in effect until December 31, 2014. Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. A reinsurer may terminate its participation in the HO QS Arrangement upon the occurrence of certain events, including, without limitation, if the policyholders’ surplus of the State Auto Group is reduced by more than 25% from the amount of its surplus as of September 30, 2011 or the State Auto Group is assigned an A.M. Best rating below A-.

Under the HO QS Arrangement, the State Auto Group receives a 29.0% commission on all premiums ceded to the reinsurers, and also may receive a profit commission.

The HO QS Arrangement provides the reinsurers with certain contractual rights in the event that a “material adverse change,” as defined in the agreement, occurs to the State Auto Group. For example, the reinsurers may request the revision or renegotiation of certain terms of the agreement if the State Auto Group’s homeowners exposure growth exceeds specified levels or if the State Auto Group makes significant underwriting, claim handling or business mix changes that adversely impact the business reinsured under the agreement. In the event the parties do not agree on revised terms, the reinsurers may cancel the HO QS Arrangement. Under the material adverse change provisions, the reinsurers may reduce the ceding commission proportionally in the event the homeowners rate changes implemented fall short of our pricing plan by more than certain stipulated contractual amounts.

Under the HO QS Arrangement, the reinsurers have agreed to accept 75% of the State Auto Group’s subject homeowners net liability, except for ULAE expenses which are not subject to recovery. The liability of the reinsurers will not exceed any of the following: $3.0 million as to any one risk with respect to property losses; $2.0 million as to any one insured with respect to liability losses; $55.0 million as to all losses arising from any one loss occurrence; 50% of the ceded net earned premium for the first contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the first contact year, subject to an amount not to exceed $181.0 million for the first contract year; 40% of the ceded net earned premium for the second contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the second contact year, subject to an

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

amount not to exceed $150.0 million for the second contract year; 30% of the ceded net earned premium for the third contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the third contract year, subject to an amount not to exceed $117.0 million for the third contract year; or 34% of the ceded net earned premium for the term of the agreement with respect to all losses arising from all catastrophe loss occurrences commencing during the term of the agreement, subject to an amount not to exceed $380.0 million for the term of the contract. A “catastrophe loss occurrence” is defined as any one loss occurrence which has been assigned a catastrophe number by the ISO PCS. We believe this reinsurance arrangement reduces risk and volatility in the homeowners line of business and to our overall book of business while providing us with additional catastrophe protection.

Other Reinsurance Arrangements

For a discussion of our reinsurance arrangements other than the HO QS Arrangement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2011 Form 10-K. There have been no material changes in these other reinsurance arrangements since December 31, 2011.

Regulatory Considerations

At March 31, 2012, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance was effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance, with retrospective application, at January 1, 2012. The cumulative effect of the retrospective adoption of this guidance reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. See Note 1 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

The amendments in this guidance result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies the FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance was effective on a prospective basis for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of this guidance at January 1, 2012 did not have a material impact on its consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles, Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that would

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company’s adoption of this guidance at January 1, 2012 did not have a material impact on its consolidated financial statements.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Investment Operations Segment – Market Risk” in Item 7 of the 2011 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2011 Form 10-K.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K under Part I, Item 1A – Risk Factors.

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

State Auto Financial Corporation

Date: May 9, 2012	/s/ Steven E. English

Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)