Form 10-Q
period 2012-06-30
State Auto Financial CORP
filed 2012-08-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Yes  ☐    No   ☒

On July 27, 2012, the Registrant had 40,448,334 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2012

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	June 30 2012 (unaudited)	December 31 2011 As adjusted

		(see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,790.4 and $1,817.3, respectively)	$1,911.5	1,934.9
Equity securities, available-for-sale, at fair value (cost $174.3 and $141.7, respectively)	204.8	167.3
Other invested assets, available-for-sale, at fair value (cost $48.8 and $48.6, respectively)	57.8	57.2
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,244.6	2,229.9
Cash and cash equivalents	55.4	356.0
Accrued investment income and other assets	40.5	30.2
Deferred policy acquisition costs	93.6	91.7
Reinsurance recoverable on losses and loss expenses payable	21.5	25.5
Prepaid reinsurance premiums	8.8	7.9
Current federal income taxes	11.2	12.3
Net deferred federal income taxes	0.8	0.5
Property and equipment, at cost	10.5	10.4

Total assets	$2,486.9	2,764.4

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $377.6 and $376.8, respectively)	$933.8	907.1
Unearned premiums (affiliates $101.7 and $98.4, respectively)	491.5	470.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.1	116.4
Postretirement and pension benefits	109.1	112.8
Due to affiliate	4.4	349.4
Other liabilities	112.3	84.7

Total liabilities	1,767.2	2,040.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.2 and 47.1 shares issued, respectively, at stated value of $2.50 per share	118.0	117.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	129.5	127.3
Accumulated other comprehensive income	74.1	63.8
Retained earnings	513.9	530.7

Total stockholders’ equity	719.7	723.8

Total liabilities and stockholders’ equity	$2,486.9	2,764.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2012	2011 As adjusted

		(see note 1)
Earned premiums (ceded to affiliates $199.8 and $202.4, respectively)	$258.4	352.4
Net investment income (affiliate $1.2 and $1.2, respectively)	20.5	25.2
Net realized gain on investments:
Total other-than-temporary impairment losses	(1.3)	(0.8)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	8.0	7.3

Total net realized gain on investments	6.7	6.5
Other income from affiliates	1.1	0.3

Total revenues	286.7	384.4

Losses and loss expenses (ceded to affiliates $167.7 and $265.5, respectively)	201.7	401.6
Acquisition and operating expenses	83.6	117.8
Interest expense (affiliates $0.2 and $0.2, respectively)	1.7	1.7
Other expenses	2.4	2.6

Total expenses	289.4	523.7

Loss before federal income taxes	(2.7)	(139.3)

Federal income tax expense	—	74.8

Net loss	$(2.7)	(214.1)

Loss per common share:
Basic	$(0.07)	(5.33)

Diluted	$(0.07)	(5.33)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2012	2011 As adjusted

		(see note 1)
Earned premiums (ceded to affiliates $396.7 and $407.9, respectively)	$513.3	702.6
Net investment income (affiliate $2.4 and $2.4, respectively)	38.0	46.2
Net realized gain on investments:
Total other-than-temporary impairment losses	(1.7)	(0.9)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	15.5	15.6

Total net realized gain on investments	13.8	14.7
Other income from affiliates	1.9	1.1

Total revenues	567.0	764.6

Losses and loss expenses (ceded to affiliates $323.8 and $408.9, respectively)	393.0	644.2
Acquisition and operating expenses	171.2	235.7
Interest expense (affiliates $0.4 and $0.4, respectively)	3.5	3.5
Other expenses	4.0	4.9

Total expenses	571.7	888.3

Loss before federal income taxes	(4.7)	(123.7)

Federal income tax expense	—	77.6

Net loss	$(4.7)	(201.3)

Loss per common share:
Basic	$(0.12)	(5.01)

Diluted	$(0.12)	(5.01)

Dividends paid per common share	$0.30	0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Comprehensive Income

($ millions, except per share amounts)	Three months ended June 30
(unaudited)	2012	2011 As adjusted
		(see note 1)
Net loss	$(2.7)	(214.1)
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gains on investments:
Unrealized holding gain arising during year	0.5	28.5
Reclassification adjustments for gains realized in net loss	(6.7)	(6.5)
Income tax benefit (expense)	0.3	(7.8)

Total net unrealized holding (loss) gains on investments	(5.9)	14.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	—	(0.1)
Negative prior service cost	(1.3)	(0.3)
Net actuarial loss	1.9	1.7
Income tax benefit	—	(0.2)

Total net unrecognized benefit plan obligations	0.6	1.1

Other comprehensive (loss) income	(5.4)	15.2

Comprehensive loss	$(8.1)	(198.9)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Comprehensive Income

($ millions, except per share amounts)	Six months ended June 30
(unaudited)	2012	2011 As adjusted
		(see note 1)
Net loss	$(4.7)	(201.3)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during year	22.6	43.5
Reclassification adjustments for gains realized in net (loss) income	(13.8)	(14.7)
Income tax benefit (expense)	0.3	(10.1)

Total net unrealized holding gains on investments	9.1	18.7
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.1	(0.2)
Negative prior service cost	(2.6)	(0.6)
Net actuarial loss	3.8	3.4
Income tax benefit	—	(0.7)

Total net unrecognized benefit plan obligations	1.3	1.9

Other comprehensive income	10.3	20.5

Comprehensive income (loss)	$5.6	(180.8)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Six months ended June 30
(unaudited)	2012	2011 As adjusted
		(see note 1)
Cash flows from operating activities:
Net loss	$(4.7)	(201.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, net	2.2	0.8
Share-based compensation	1.9	1.9
Net realized gain on investments	(13.8)	(14.7)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(1.9)	(7.8)
Accrued investment income and other assets	2.5	(0.6)
Postretirement and pension benefits	(2.3)	6.8
Other liabilities and due to/from affiliates, net	(23.3)	(11.5)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	3.2	(4.0)
Losses and loss expenses payable	26.6	95.9
Unearned premiums	21.2	28.1
Federal income taxes	1.1	79.1

Cash used in December 31, 2011 unearned premium transfer related to the homeowners’ quota-share reinsurance agreement	(75.5)	—

Cash (used in) provided from pooling changes, December 31, 2011 and January 1, 2011 (see Note 4)	(261.4)	69.1

Net cash (used in) provided by operating activities	(324.2)	41.8

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(259.2)	(261.9)
Purchases of equity securities – available-for-sale	(64.7)	(75.8)
Purchases of other invested assets	(0.7)	(0.7)
Maturities, calls and pay downs of fixed maturities – available-for-sale	147.4	147.4
Sales of fixed maturities – available-for-sale	170.8	70.2
Sales of equity securities – available-for-sale	41.1	80.8
Sales of other invested assets	0.4	0.5
Sale of subsidiary, net of expenses	—	13.2
Net additions of property and equipment	(0.2)	—

Net cash provided by (used in) investing activities	34.9	(26.3)

Cash flows from financing activities:
Proceeds from issuance of common stock	0.8	1.7
Payment of dividends	(12.1)	(12.1)

Net cash used in financing activities	(11.3)	(10.4)

Net (decrease) increase in cash and cash equivalents	(300.6)	5.1

Cash and cash equivalents at beginning of period	356.0	88.3

Cash and cash equivalents at end of period	$55.4	93.4

Supplemental disclosures:
Interest paid (affiliates $0.4 and $0.4, respectively)	$3.5	3.5

Federal income taxes received	$(1.1)	(1.5)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Adoption of Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance, with retrospective application, at January 1, 2012. The cumulative effect of this retrospective adoption of this guidance reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The effect of adoption of this new guidance on the consolidated income statement for the three and six months ended June 30, 2011 was as follows:

($ in millions, except per share amounts)	Three Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Adjusted
Acquisition and operating expenses	$116.1	$1.7	$117.8
Income tax expense	63.8	11.0	74.8
Net loss	(201.4)	(12.7)	(214.1)
Loss Per Share:
Basic	$(5.01)	$(0.32)	$(5.33)
Diluted	$(5.01)	$(0.32)	$(5.33)

($ in millions, except per share amounts)	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Adjusted
Acquisition and operating expenses	$234.2	$1.5	$235.7
Income tax expense	66.5	11.1	77.6
Net loss	(188.7)	(12.6)	(201.3)
Loss Per Share:
Basic	$(4.70)	$(0.31)	$(5.01)
Diluted	$(4.70)	$(0.31)	$(5.01)

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

Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance in relation to testing goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment. The more-likely-than-not threshold is defined as having a likelihood of a more than 50 percent. Previous guidance under Topic 350 (Intangibles, Goodwill and Other), required an entity to test goodwill for impairment on an annual basis. Under this updated guidance, the test for impairment should be performed on an annual basis unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

below its carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step of the test must be performed to measure the amount of the impairment loss, if any. However, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance at January 1, 2012 and it did not have any impact on the consolidated financial statements.

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2012 and December 31, 2011:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.3	36.2	(0.2)	440.3
Obligations of states and political subdivisions	719.0	48.2	(0.9)	766.3
Corporate securities	242.6	15.7	(0.1)	258.2
U.S. government agencies residential mortgage-backed securities	424.5	23.2	(1.0)	446.7

Total fixed maturities	1,790.4	123.3	(2.2)	1,911.5
Equity securities:
Large-cap securities	134.1	22.9	(2.6)	154.4
Small-cap securities	40.2	10.2	—	50.4

Total equity securities	174.3	33.1	(2.6)	204.8
Other invested assets	48.8	9.0	—	57.8

Total available-for-sale securities	$2,013.5	165.4	(4.8)	2,174.1

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	35.0	(0.1)	468.7
Obligations of states and political subdivisions	761.3	50.0	(0.1)	811.2
Corporate securities	231.4	13.7	(0.3)	244.8
U.S. government agencies residential mortgage-backed securities	390.8	20.3	(0.9)	410.2

Total fixed maturities	1,817.3	119.0	(1.4)	1,934.9
Equity securities:
Large-cap securities	106.4	18.9	(3.2)	122.1
Small-cap securities	35.3	9.9	—	45.2

Total equity securities	141.7	28.8	(3.2)	167.3
Other invested assets	48.6	8.6	—	57.2

Total available-for-sale securities	$2,007.6	156.4	(4.6)	2,159.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At June 30, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$25.6	$(0.2)	8	$—	$—	—	$25.6	$(0.2)	8
Obligations of states and political subdivisions	94.3	(0.9)	34	—	—	—	94.3	(0.9)	34
Corporate securities	13.5	(0.1)	6	—	—	—	13.5	(0.1)	6
U.S. government agencies residential mortgage-backed securities	16.9	—	6	33.8	(1.0)	12	50.7	(1.0)	18

Total fixed maturities	150.3	(1.2)	54	33.8	(1.0)	12	184.1	(2.2)	66
Large-cap equity securities	18.0	(2.2)	9	2.0	(0.4)	2	20.0	(2.6)	11

Total temporarily impaired securities	$168.3	$(3.4)	63	$35.8	$(1.4)	14	$204.1	$(4.8)	77

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$5.0	$—	1	$9.0	$(0.1)	3	$14.0	$(0.1)	4
Obligations of states and political subdivisions	8.9	(0.1)	4	2.1	—	1	11.0	(0.1)	5
Corporate securities	23.0	(0.3)	9	—	—	—	23.0	(0.3)	9
U.S. government agencies residential mortgage-backed securities	18.3	(0.1)	4	35.3	(0.8)	13	53.6	(0.9)	17

Total fixed maturities	55.2	(0.5)	18	46.4	(0.9)	17	101.6	(1.4)	35
Large-cap equity securities	19.3	(3.0)	9	2.7	(0.2)	1	22.0	(3.2)	10

Total temporarily impaired securities	$74.5	$(3.5)	27	$49.1	$(1.1)	18	$123.6	$(4.6)	45

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at June 30, 2012, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Equity securities:
Small-cap securities	$(1.1)	(0.8)	$(1.5)	(0.9)
Fixed maturities:	(0.2)	—	(0.2)	—

Total other-than-temporary impairments	$(1.3)	(0.8)	$(1.7)	(0.9)

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.2	49.8
Due after 1 year through 5 years	302.0	318.0
Due after 5 years through 10 years	463.0	502.8
Due after 10 years	551.7	594.2
U.S. government agencies residential mortgage-backed securities	424.5	446.7

Total	$1,790.4	1,911.5

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $10.0 million and $9.9 million were on deposit with insurance regulators as required by law at June 30, 2012 and December 31, 2011, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Fixed maturities	$18.7	22.9	$34.4	41.8
Equity securities	1.0	1.5	2.0	2.8
Cash and cash equivalents, and other	1.3	1.4	2.7	2.8

Investment income	21.0	25.8	39.1	47.4
Investment expenses	0.5	0.6	1.1	1.2

Net investment income	$20.5	25.2	$38.0	46.2

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Realized gains:
Fixed maturities	$7.5	0.9	$10.7	1.8
Equity securities	2.3	8.9	6.7	17.7

Total realized gains	9.8	9.8	17.4	19.5
Realized losses:
Equity securities:
Sales	(1.8)	(1.6)	(1.9)	(3.0)
OTTI	(1.1)	(0.8)	(1.5)	(0.9)
Fixed maturities:
OTTI	(0.2)	—	(0.2)	—

Total realized losses	(3.1)	(2.4)	(3.6)	(3.9)

Net realized gain on investments	$6.7	7.4	$13.8	15.6

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$4.1	27.1	$3.5	24.0
Equity securities	(6.7)	(8.0)	4.9	(0.8)
Other invested assets	(3.6)	2.9	0.4	5.6
Deferred federal income tax liability	2.3	(7.8)	(3.1)	(10.1)
Valuation allowance	(2.0)	—	3.4	—

Change in net unrealized holding gains (losses), net of tax	$(5.9)	14.2	$9.1	18.7

There was a deferred federal income tax liability on the net unrealized holding gains at June 30, 2012 and December 31, 2011, of $52.8 million, net of a valuation allowance of $3.4 million, and $53.1 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2012 and December 31, 2011, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended June 30, 2012 and 2011.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $52.6 million at June 30, 2012 and December 31, 2011, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2012 and December 31, 2011:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$440.3	—	440.3	—
Obligations of states and political subdivisions	766.3	—	766.3	—
Corporate securities	258.2	—	255.4	2.8
U.S. government agencies residential mortgage-backed securities	446.7	—	446.7	—

Total fixed maturities	1,911.5	—	1,908.7	2.8
Equity securities:
Large-cap securities	154.4	154.4	—	—
Small-cap securities	50.4	50.4	—	—

Total equity securities	204.8	204.8	—	—
Other invested assets	57.8	5.2	52.6	—

Total available-for-sale investments	$2,174.1	210.0	1,961.3	2.8

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$468.7	—	468.7	—
Obligations of states and political subdivisions	811.2	—	811.2	—
Corporate securities	244.8	—	241.9	2.9
U.S. government agencies residential mortgage-backed securities	410.2	—	410.2	—

Total fixed maturities	1,934.9	—	1,932.0	2.9
Equity securities:
Large-cap securities	122.1	122.1	—	—
Small-cap securities	45.2	45.2	—	—

Total equity securities	167.3	167.3	—	—
Other invested assets	57.2	4.6	52.6	—

Total available-for-sale investments	$2,159.4	171.9	1,984.6	2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2012 and the year ended December 31, 2011, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2012	$2.9
Total realized gains (losses) – included in earnings	(0.2)
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at June 30, 2012	$2.8

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.6
Sales	(0.4)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2011	$2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:

Financial Instruments Disclosed, But Not Carried, At Fair Value

Notes Receivable from Affiliates

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Under these agreements, State Auto Financial earned interest of $1.2 million and $2.4 million for the three and six months ended June 30, 2012 and 2011. Interest income is included in net investment income on the condensed consolidated statements of income.

The Company estimates the fair value of the notes receivable from affiliate using market quotations for U.S. treasury securities with similar maturity dates and applies an appropriate credit spread. Consequently this has been placed in Level 2 of the fair value hierarchy.

($ millions, except interest rates)	June 30, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$78.5	7.00%	$70.0	$77.5	7.00%

Notes Payable

Included in notes payable are Senior Notes and Subordinated Debentures. The fair value of the Senior Notes is based on the observable market price and has been disclosed in Level 2. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	June 30, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.6	$99.2	6.25%	$100.9	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.67	15.5	15.5	4.73

Total notes payable	$116.1	$114.7		$116.4	$115.8

The following table sets forth the Company’s assets and liabilities within the fair value hierarchy at June 30, 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2012:
Assets:
Notes receivable from affiliate	$78.5	—	78.5	—
Liabilities:
Senior Notes	99.2	—	99.2	—
Affiliate Subordinated Debentures	15.5	—	—	15.5

Total liabilities	$114.7	—	99.2	15.5

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Premiums earned:
Assumed from external insurers and reinsurers	$1.0	5.6	$2.0	14.1
Assumed under Pooling Arrangement	258.4	352.4	513.3	702.6
Ceded to external insurers and reinsurers	(8.1)	(6.2)	(15.5)	(12.3)
Ceded under Pooling Arrangement	(199.8)	(202.4)	(396.7)	(407.9)

Net assumed premiums earned	$51.5	149.4	$103.1	296.5

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$1.0	3.5	$1.9	9.2
Assumed under Pooling Arrangement	202.1	400.8	393.6	642.4
Ceded to external insurers and reinsurers	1.2	(7.7)	(4.6)	(13.0)
Ceded under Pooling Arrangement	(167.7)	(265.5)	(323.8)	(408.9)

Net assumed losses and loss expenses incurred	$36.6	131.1	$67.1	229.7

5. Income Taxes

The following table sets forth the reconciliation between actual federal income tax benefit and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30				Six months ended June 30
	2012		2011		2012		2011
		%		%		%		%
Amount at statutory rate	$(0.9)	35	$(48.7)	35	$(1.6)	35	$(43.2)	35
Tax-exempt interest and dividends received deduction	(2.2)	79	(2.6)	2	(4.4)	94	(5.7)	5
Other, net	0.3	(11)	(0.4)	—	0.3	(9)	—	—
Valuation allowance	2.8	(103)	126.5	(91)	5.7	(120)	126.5	(102)

Federal income tax expense (benefit) and effective rate	$—	—	$74.8	(54)	$—	—	$77.6	(62)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2012 and December 31, 2011:

($ millions)	June 30, 2012	December 31, 2011
Deferred tax assets:
Unearned premiums not currently deductible	$33.8	32.4
Losses and loss expenses payable discounting	25.8	25.0
Postretirement and pension benefits	38.1	39.4
Realized loss on other-than-temporary impairment	9.7	11.4
Other liabilities	13.6	14.9
Net operating loss carryforward	63.8	56.0
Tax credit carryforward	0.7	0.7
Other	9.3	9.2

Total deferred tax assets	194.8	189.0
Deferred tax liabilities:
Deferral of policy acquisition costs	32.8	32.1
Net unrealized holding gains on investments	56.2	53.1

Total deferred tax liabilities	89.0	85.2

Total net deferred tax assets before valuation allowance	105.8	103.8

Less valuation allowance	105.0	103.3

Net deferred federal income taxes	$0.8	0.5

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2012 and December 31, 2011 the Company recorded a valuation allowance of $105.0 million and $103.3 million, respectively. The $0.8 million and $0.5 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity. Based on FASB ASC 740 Intraperiod tax allocation, the change in the valuation allowance attributable to continuing operations and other comprehensive income for the three and six months ended June 30, 2012 is as follows:

($ millions)	Three months ended June 30, 2012	Six months ended June 30, 2012
Continuing operations	$2.8	$5.7
Other comprehensive income	1.7	(4.0)

Change in valuation allowance	$4.5	$1.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the State Auto Group’s pension and postretirement benefit plans for the three and six months ended June 30, 2012 and 2011:

	Pension		Postretirement		Pension		Postretirement
($ millions)	Three months ended June 30				Six months ended June 30
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1.9	2.6	$—	1.5	$3.8	5.2	$—	3.1
Interest cost	2.5	3.8	0.4	1.6	5.0	7.6	0.6	3.2
Expected return on plan assets	(2.9)	(4.6)	(0.1)	—	(5.8)	(9.1)	(0.2)	(0.1)
Amortization of:
Prior service (benefits) costs	0.1	0.1	(1.4)	(0.4)	0.1	0.2	(2.7)	(0.8)
Transition assets	—	(0.1)	—	—	—	(0.2)	0.1	—
Net loss	1.7	1.7	0.2	—	3.4	3.4	0.4	—

Net periodic cost	$3.3	3.5	$(0.9)	2.7	$6.5	7.1	$(1.8)	5.4

The Company contributed $6.5 million for the six months ended June 30, 2012 and expects to contribute an additional $3.3 million to the pension plan during 2012.

7. Loss per Common Share

The following table sets forth the compilation of basic and diluted net loss per common share for the three and six months ended June 30, 2012 and 2011:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Numerator:
Net loss for basic loss per common share	$(2.7)	(214.1)	$(4.7)	(201.3)

Denominator:
Weighted average shares for basic net loss per common share	40.3	40.2	40.3	40.2
Effect of dilutive share-based awards	—	—	—	—

Adjusted weighted average shares for diluted net loss per common share	40.3	40.2	40.3	40.2

Basic net loss per common share	$(0.07)	(5.33)	$(0.12)	(5.01)
Diluted net loss per common share	$(0.07)	(5.33)	$(0.12)	(5.01)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2012 and 2011:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Number of options	3.8	3.1	3.7	3.1

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Revenues from external sources:
Insurance segments
Personal insurance	$117.2	201.9	$234.7	405.5
Business insurance	79.4	94.7	156.7	189.5
Specialty insurance	61.8	55.8	121.9	107.6

Total insurance segments	258.4	352.4	513.3	702.6
Investment operations segment
Net investment income	20.5	25.2	38.0	46.2
Net realized capital gains	6.7	7.4	13.8	15.6

Total investment operations segment	27.2	32.6	51.8	61.8
All other	1.1	(0.6)	1.9	0.2

Total revenues from external sources	286.7	384.4	567.0	764.6
Intersegment revenues:	2.3	2.6	4.8	5.2

Total revenues	289.0	387.0	571.8	769.8
Reconciling items:
Eliminate intersegment revenues	(2.3)	(2.6)	(4.8)	(5.2)

Total consolidated revenues	$286.7	384.4	$567.0	764.6

Segment loss before federal income tax:
Insurance segments
Personal insurance SAP underwriting loss	$(10.7)	(111.8)	$(11.6)	(99.3)
Business insurance SAP underwriting loss	(16.7)	(45.1)	(33.4)	(57.1)
Specialty insurance SAP underwriting loss	(0.1)	(16.8)	(12.4)	(32.1)

Total insurance segments	(27.5)	(173.7)	(57.4)	(188.5)
Investment operations segment
Net investment income	20.5	25.2	38.0	46.2
Net realized capital gains	6.7	7.4	13.8	15.6

Total investment operations segment	27.2	32.6	51.8	61.8
All other	0.6	(0.8)	1.1	(0.6)

Total segment loss before tax expense (benefit)	0.3	(141.9)	(4.5)	(127.3)
Reconciling items:
GAAP expense adjustments	0.1	5.3	5.4	8.7
Interest expense on corporate debt	(1.7)	(1.7)	(3.5)	(3.5)
Corporate expenses	(1.4)	(1.0)	(2.1)	(1.6)

Total reconciling items	(3.0)	2.6	(0.2)	3.6

Total consolidated loss before federal income tax expense (benefit)	$(2.7)	(139.3)	$(4.7)	(123.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Investable assets attributable to the Company’s investment operations segment totaled $2,300.0 million and $2,585.9 million at June 30, 2012 and December 31, 2011, respectively.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2012 and December 31, 2011, and for the consolidated statements of income for the three and six-month periods ended June 30, 2012 and 2011. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2011 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2011 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation for both the legacy State Auto Group and the RTW, Inc. insurance subsidiaries that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2011 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2012 is set forth in Note 8 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$(203.4)
Unearned premiums	(106.8)
Pension and postretirement liabilities	(52.3)
Other liabilities	27.6
Accumulated other comprehensive income	59.1
Less:
Deferred policy acquisition costs	(21.8)
Other assets	7.4

Net cash paid	$(261.4)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement for the period indicated:

	Close of business December 31, 2011 – June 30, 2012	January 1, 2011 – December 31, 2011
STFC Pooled Companies:
State Auto P&C	51.0%	59.0%
Milbank	14.0	17.0
Farmers	0.0	3.0
SA Ohio	0.0	1.0

Total STFC Pooled Companies	65.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	34.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1
RIC	0.0	0.0
Plaza	0.0	0.0
American Compensation	0.0	0.0
Bloomington Compensation	0.0	0.0

Total State Auto Mutual Pooled Companies	35.0	20.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

Our net loss for the three and six months ended June 30, 2012 was $2.7 million and $4.7 million, respectively, compared to net losses of $214.1 million and $201.3 million, respectively, for the same 2011 periods. Our pretax loss for the three and six months ended June 30, 2012 was $2.7 million and $4.7 million, respectively, compared to pretax losses of $139.3 million and $123.7 million, respectively, for the same 2011 periods. During the second quarter of 2012, our insurance segment results were negatively impacted by two events - wind and hail activity affecting the Louisville, Kentucky, and St. Louis, Missouri areas in late April and, to a lesser extent, wind activity from a storm event in the Midwest and Mid-Atlantic states at the end of June. Our 2012 results to date, when compared to our 2011 results, for the same period, have reflected a significant decrease in weather-related catastrophe losses. In addition, the second quarter of 2011 included a non-cash charge of $115.0 million to establish a valuation allowance against our net deferred tax asset at June 30, 2011. Our 2012 results have also been impacted by the reduction in our participation in the Pooling Arrangement to 65% from 80% in 2011, as well as the quota share reinsurance arrangement covering our homeowners book of business, discussed below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2012 and 2011:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2012	2011	2012	2011
Total revenues	$286.7	384.4	$567.0	764.6
Net loss	$(2.7)	(214.1)	$(4.7)	(201.3)
Basic (loss) earnings per share	$(0.07)	(5.33)	$(0.12)	(5.01)
Diluted (loss) earnings per share	$(0.07)	(5.33)	$(0.12)	(5.01)
Stockholders’ equity	$719.7	641.6
Return on average equity (LTM)	5.3%	(22.8)%
Book value per share	$17.82	15.94
Debt to capital ratio	13.9	15.4
Cat loss and ALAE ratio	13.2	44.3	10.5	24.5
Non-cat loss and LAE ratio	64.9	69.7	66.1	67.2
Loss and LAE ratio	78.1	114.0	76.6	91.7
Expense ratio	32.3	33.4	33.3	33.6
Combined ratio	110.4	147.4	109.9	125.3
Premium written growth	(30.4)%	9.9	(30.3)%	16.7 (1)
Investment yield	3.9%	4.1	3.5%	3.9

	Three months ended June 30		Six months ended June 30
SAP Basis:	2012	2011	2012	2011
Cat loss and ALAE points	13.2	44.3	10.5	24.5
Non-cat loss and ALAE	57.4	62.5	58.8	60.6
ULAE	7.5	6.9	7.4	6.5
Loss and LAE ratio	78.1	113.7	76.7	91.6
Expense ratio	31.3	32.4	33.3	32.4
Combined ratio	109.4	146.1	110.0	124.0

			Twelve months ended June 30
			2012	2011
Net premiums written to surplus			1.9	2.4

(1)

Includes an increase of 5.4 points for the six months ended June 30, 2011 related to the one-time $34.1 million transfer of unearned premium by the Rockhill Insurers on January 1, 2011, in conjunction with the 1.1.11 pool change.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners Quota Share Arrangement

To reduce risk and volatility, while providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners book of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Liquidity and Capital Resources – Reinsurance Arrangements” for a discussion of the HO QS Arrangement. We believe the long term benefits of our homeowner actions will be a more predictable and profitable book of homeowners business and reduced risk to our capital base.

For the three and six months ended June 30, 2012, the HO QS Arrangement reduced our GAAP net underwriting loss by $24.4 million and $31.6 million, respectively, and improved our GAAP combined ratio by 6.8 points and 3.9 points, respectively.

The following tables set forth, on a pro forma GAAP basis certain of our key performance indicators excluding the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2012.

Reconciliation Table 1

        Three months ended June 30, 2012

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$258.4	$41.8	$300.2
Losses and LAE incurred:
Cat loss and ALAE	34.0	30.1	64.1
Non-cat loss and LAE	167.7	24.0	191.7

Total Loss and LAE incurred	201.7	54.1	255.8
Acquisition and operating expenses	83.6	12.1	95.7

Net underwriting loss	$(26.9)	$(24.4)	$(51.3)

Cat loss and ALAE ratio	13.2%	72.0%	21.4%
Non-cat loss and LAE ratio	64.9%	57.4%	63.9%

Total Loss and LAE ratio	78.1%	129.4%	85.3%
Expense ratio	32.3%	29.0%	31.9%

Combined ratio	110.4%	158.4%	117.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 2

        Six months ended June 30, 2012

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$513.3	$83.5	$596.8
Losses and LAE incurred:
Cat loss and ALAE	54.0	47.5	101.5
Non-cat loss and LAE	339.0	43.4	382.4

Total Loss and LAE incurred	393.0	90.9	483.9
Acquisition and operating expenses	171.2	24.2	195.4

Net underwriting loss	$(50.9)	$(31.6)	$(82.5)

Cat loss and ALAE ratio	10.5%	56.9%	17.0%
Non-cat loss and LAE ratio	66.1%	52.0%	64.1%

Total Loss and LAE ratio	76.6%	108.9%	81.1%
Expense ratio	33.3%	29.0%	32.7%

Combined ratio	109.9%	137.9%	113.8%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three and six months and ended June 30, 2012, the HO QS Arrangement reduced our SAP net underwriting loss by $26.1 million and $31.7 million, respectively, and improved our SAP combined ratio by 6.8 points and 3.9 points, respectively.

The following tables set forth, on a pro forma SAP basis, certain of our key performance indicators excluding the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2012.

Reconciliation Table 3

        Three months ended June 30, 2012

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$269.4	$47.7	$317.1
Earned premiums	258.4	41.8	300.2
Losses and LAE incurred:
Cat loss and ALAE	34.0	30.1	64.1
Non-cat loss and ALAE	148.5	24.0	172.5

Total Loss and ALAE	182.5	54.1	236.6
ULAE	19.2	—	19.2

Total Loss and ALAE incurred	201.7	54.1	255.8
Underwriting expenses	84.2	13.8	98.0

Net underwriting loss	$(27.5)	$(26.1)	$(53.6)

Cat loss and ALAE ratio	13.2%	72.0%	21.4%
Non-cat loss and ALAE ratio	57.4%	57.4%	57.5%

Total loss and ALAE ratio	70.6%	129.4%	78.9%
ULAE ratio	7.5%	—	6.4%

Total loss and LAE ratio	78.1%	129.4%	85.3%
Expense ratio	31.3%	29.0%	30.9%

Combined ratio	109.4%	158.4%	116.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 4

        Six months ended June 30, 2012

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$532.7	$83.9	$616.6
Earned premiums	513.3	83.5	596.8
Losses and LAE incurred:
Cat loss and ALAE	54.0	47.5	101.5
Non-cat loss and ALAE	301.3	43.4	344.7

Total Loss and ALAE	355.3	90.9	446.2
ULAE	38.2	—	38.2

Total Loss and ALAE incurred	393.5	90.9	484.4
Underwriting expenses	177.2	24.3	201.5

Net underwriting loss	$(57.4)	$(31.7)	$(89.1)

Cat loss and ALAE ratio	10.5%	56.9%	17.0%
Non-cat loss and ALAE ratio	58.8%	52.0%	57.8%

Total loss and ALAE ratio	69.3%	108.9%	74.8%
ULAE ratio	7.4%	—	6.4%

Total loss and LAE ratio	76.7%	108.9%	81.2%
Expense ratio	33.3%	29.0%	32.7%

Combined ratio	110.0%	137.9%	113.9%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results at Reconciliation Tables 7 and 8 and our homeowners’ line of business at Reconciliation Tables 9 and 10.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Use of Non-GAAP Financial Measures

Certain information and results in our personal, business and specialty insurance segments are presented in a manner which, on a pro forma basis, (i) excludes the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2012, (ii) excludes the one-time impact of the 1.1.11 pool change for the six months ended June 30, 2011, and (iii) assumes the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011. These presentations are non-GAAP financial measures. We believe these non-GAAP financial measures will enable investors to (a) better understand the significance the reinsurance arrangement cession is contributing to our reported results for the three and six months ended June 30, 2012, and (b) perform a meaningful comparison of our results of operations for the three and six months ended June 30, 2012 and 2011. See Reconciliation Tables 1- 4 above and Reconciliation Tables 5-10 below.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of our insurance segments’ SAP underwriting loss and SAP combined ratio for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30, 2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums	$121.2		90.6		57.6		269.4

Earned premiums	117.2		79.4		61.8		258.4
Cat loss and ALAE	17.1	14.6	16.6	20.9	0.3	0.5	34.0	13.2
Non-cat loss and ALAE	68.2	58.2	39.3	49.5	41.0	66.5	148.5	57.4
ULAE	12.0	10.3	5.1	6.5	2.1	3.4	19.2	7.5
Underwriting expenses	30.6	25.3	35.1	38.7	18.5	32.1	84.2	31.3

SAP underwriting loss and SAP combined ratio	$(10.7)	108.4	(16.7)	115.6	(0.1)	102.5	(27.5)	109.4

($ millions)	Three months ended June 30, 2011
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$211.7		102.7		72.7		387.1

Earned premiums	201.9		94.7		55.8		352.4
Cat loss and ALAE	118.8	58.9	37.2	39.4	0.1	0.1	156.1	44.3
Non-cat loss and ALAE	125.1	62.0	54.3	57.4	40.6	72.7	220.0	62.5
ULAE	16.1	7.9	6.6	6.9	1.8	3.3	24.5	6.9
Underwriting expenses	53.7	25.3	41.7	40.5	30.1	41.4	125.5	32.4

SAP underwriting loss and SAP combined ratio	$(111.8)	154.1	(45.1)	144.2	(16.8)	117.5	(173.7)	146.1

(1)	See Reconciliation Table 5 below for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.
(2)	See Reconciliation Table 3 above for the impact of the HO QS Arrangement cession on our SAP underwriting results.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums	$234.2		170.6		127.9		532.7

Earned premiums	234.7		156.7		121.9		513.3
Cat loss and ALAE	22.9	9.8	30.8	19.6	0.3	0.3	54.0	10.5
Non-cat loss and ALAE	137.6	58.6	77.2	49.3	86.5	70.9	301.3	58.8
ULAE	23.3	9.9	10.9	7.0	4.0	3.2	38.2	7.4
Underwriting expenses	62.5	26.7	71.2	41.7	43.5	34.0	177.2	33.3

SAP underwriting loss and SAP combined ratio	$(11.6)	105.0	(33.4)	117.6	(12.4)	108.4	(57.4)	110.0

($ millions)	Six months ended June 30, 2011
	Personal	% Ratio	Business	% Ratio	Specialty	%(3) Ratio	Total	%(3) Ratio
Written premiums (3)	$401.2		197.2		165.8		764.2

Earned premiums	405.5		189.5		107.6		702.6
Cat loss and ALAE	132.3	32.6	39.7	21.0	0.1	0.1	172.1	24.5
Non-cat loss and ALAE	240.5	59.3	112.4	59.3	72.8	67.6	425.7	60.6
ULAE	28.8	7.1	13.0	6.8	3.7	3.4	45.5	6.5
Underwriting expenses	103.2	25.7	81.5	41.3	63.1	38.1	247.8	32.4

SAP underwriting loss and SAP combined ratio	$(99.3)	124.7	(57.1)	128.4	(32.1)	109.2	(188.5)	124.0

(1)	See Reconciliation Table 6 below for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.
(2)	See Reconciliation Table 4 above for the impact of the HO QS Arrangement cession on our SAP underwriting results.
(3)

Written premium includes a one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers to our specialty insurance segment in conjunction with the 1.1.11 pool change. In connection with this unearned premium transfer, we paid a one-time ceding commission of $8.3 million to the Rockhill Insurers. Combined, these one-time transactions benefitted our specialty insurance segment’s statutory expense ratio by 3.5 points and our overall expense ratio by 0.4 points.

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

The following tables set forth the reconciliation of the one-time impact on net written premiums for the six months ended June 30, 2011, of the unearned premiums transferred by the Rockhill Insurers to us on January 1, 2011, in conjunction with the 1.1.11 pool change and for the three and six months ended June 30, 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011:

Reconciliation Table 5

        Three months ended June 30, 2012

	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
			Pro-Forma
($ millions)	As Reported 2012 Net Written Premiums	As Reported 2011 Net Written Premiums	12.31.11 Pool Change Impact	Pro Forma 6/30/11	% Change(1)	% Pro Forma Change(2)
Personal insurance segment:
Personal auto	$97.5	$124.2	$23.3	$100.9	(21.5)	(3.4)
Homeowners	15.8	77.7	14.6	63.1	(79.7)	(75.0)
Other personal	7.9	9.8	1.8	8.0	(19.4)	(1.3)

Total personal	121.2	211.7	39.7	172.0	(42.7)	(29.5)

Business insurance segment:
Commercial auto	25.2	26.8	5.0	21.8	(6.0)	15.6
Commercial multi-peril	26.2	28.3	5.3	23.0	(7.4)	13.9
Fire & allied lines	18.8	24.0	4.5	19.5	(21.7)	(3.6)
Other & product liability	15.4	17.6	3.3	14.3	(12.5)	7.7
Other commercial	5.0	6.0	1.1	4.9	(16.7)	2.0

Total business	90.6	102.7	19.2	83.5	(11.8)	8.5

Specialty insurance segment:
RED	11.4	35.7	6.6	29.1	(68.1)	(60.8)
Rockhill	27.6	20.8	4.0	16.8	32.7	64.3
Workers’ compensation	18.6	16.2	3.1	13.1	14.8	42.0

Total specialty	57.6	72.7	13.7	59.0	(20.8)	(2.4)

Total net written premiums	$269.4	$387.1	$72.6	$314.5	(30.4)	(14.3)

(1)	Calculated based on as reported June 30, 2012 net written premiums change from as reported June 30, 2011 net written premiums.
(2)	Calculated based on as reported June 30, 2012 net written premiums change from pro forma June 30, 2011 net written premiums.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 6

        Six months ended June 30, 2012

	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
			Pro-Forma
($ millions)	As Reported 2012 Net Written Premiums	As Reported 2011 Net Written Premiums	01.01.11 Pool Change Impact	2011 Net Written Premiums Excluding 01.01.11 Pool Change	12.31.11 Pool Change Impact	Pro Forma 6/30/11	% Change(1)	% Pro Forma Change(2)
Personal insurance segment:
Personal auto	$191.5	$246.8	$—	$246.8	$46.3	$200.5	(22.4)	(4.5)
Homeowners	27.6	135.9	—	135.9	25.5	110.4	(79.7)	(75.0)
Other personal	15.1	18.5	—	18.5	3.4	15.1	(18.4)	—

Total personal	234.2	401.2	—	401.2	75.2	326.0	(41.6)	(28.2)

Business insurance segment:
Commercial auto	46.2	50.1	—	50.1	9.4	40.7	(7.8)	13.5
Commercial multi-peril	49.9	54.7	—	54.7	10.3	44.4	(8.8)	12.3
Fire & allied lines	36.7	47.4	—	47.4	8.9	38.5	(22.6)	(4.7)
Other & product liability	28.8	33.8	—	33.8	6.3	27.5	(14.8)	4.7
Other commercial	9.0	11.2	—	11.2	2.1	9.1	(19.6)	(1.1)

Total business	170.6	197.2	—	197.2	37.0	160.2	(13.5)	6.5

Specialty insurance segment:
RED	42.9	59.3	—	59.3	11.1	48.2	(27.7)	(11.0)
Rockhill	48.1	60.1	24.3	35.8	6.7	29.1	(20.0)	65.3
Workers’ compensation	36.9	46.4	9.8	36.6	6.9	29.7	(20.5)	24.2

Total specialty	127.9	165.8	34.1	131.7	24.7	107.0	(22.9)	19.5

Total net written premiums	$532.7	$764.2	$34.1	$730.1	$136.9	$593.2	(30.3)	(10.2)

(1)	Calculated based on as reported June 30, 2012 net written premiums change from as reported June 30, 2011 net written premiums.
(2)	Calculated based on as reported June 30, 2012 net written premiums change from pro forma June 30, 2011 net written premiums.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our personal insurance segment for the three and six months ended June 30, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Tables 5 and 6 above).

	Three months ended June 30			Six months ended June 30
	Net Written Premiums
($ millions)	2012	Pro- forma 2011	% Change	2012	Pro- forma 2011	% Change
Personal insurance segment:
Personal auto	$97.5	100.9	(3.4)	$191.5	200.5	(4.5)
Homeowners	15.8	63.1	(75.0)	27.6	110.4	(75.0)
Other personal	7.9	8.0	(1.3)	15.1	15.1	—

Total personal	$121.2	172.0	(29.5)	$234.2	326.0	(28.2)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30:

	($ millions)%
Three months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Personal insurance segment:
Personal auto	$95.8	7.4	57.8	65.2	7.7	60.3	68.0
Homeowners	14.5	7.6	7.2	14.8	53.0	50.0	103.0
Other personal	6.9	2.1	3.2	5.3	29.9	46.3	76.2
Total personal	117.2	17.1	68.2	85.3	14.6	58.2	72.8
ULAE	—	—	—	12.0	—	—	10.3
Total Loss and LAE	$117.2	17.1	68.2	97.3	14.6	58.2	83.1

2011
Personal insurance segment:
Personal auto	$124.5	12.7	75.4	88.1	10.2	60.6	70.8
Homeowners	68.5	100.3	43.1	143.4	146.4	62.9	209.3
Other personal	8.9	5.8	6.6	12.4	65.9	75.1	141.0
Total personal	201.9	118.8	125.1	243.9	58.9	62.0	120.9
ULAE	—	—	—	16.1	—	—	7.9
Total Loss and LAE	$201.9	118.8	125.1	260.0	58.9	62.0	128.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Six months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Personal insurance segment:
Personal auto	$191.8	10.2	117.3	127.5	5.3	61.2	66.5
Homeowners	29.1	7.7	14.9	22.6	26.5	51.4	77.9
Other personal	13.8	5.0	5.4	10.4	35.8	39.1	74.9
Total personal	234.7	22.9	137.6	160.5	9.8	58.6	68.4
ULAE	—	—	—	23.3	—	—	9.9
Total Loss and LAE	$234.7	22.9	137.6	183.8	9.8	58.6	78.3

2011
Personal insurance segment:
Personal auto	$251.6	12.9	153.5	166.4	5.2	61.0	66.2
Homeowners	136.4	113.6	77.9	191.5	83.2	57.1	140.3
Other personal	17.5	5.8	9.1	14.9	33.3	52.8	86.1
Total personal	405.5	132.3	240.5	372.8	32.6	59.3	91.9
ULAE	—	—	—	28.8	—	—	7.1
Total Loss and LAE	$405.5	132.3	240.5	401.6	32.6	59.3	99.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three and six months ended June 30, 2012, the HO QS Arrangement reduced our SAP net underwriting loss in our personal insurance segment by $26.1 million and $31.7 million, respectively, and improved our SAP combined ratio in our personal insurance segment by 13.1 points and 8.6 points, respectively.

The following tables set forth certain key performance indicators concerning our personal insurance segment which excludes, on a pro forma SAP basis, the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2012.

Reconciliation Table 7

        Three months ended June 30, 2012

	SAP HO QS Arrangement Cession - Personal Insurance
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$121.2	$47.7	$168.9
Earned premiums	117.2	41.8	159.0
Losses and LAE Incurred:
Cat loss and ALAE	17.1	30.1	47.2
Non-cat loss and ALAE	68.2	24.0	92.2

Total Loss and ALAE	85.3	54.1	139.4
ULAE	12.0	—	12.0

Total Loss and LAE incurred	97.3	54.1	151.4
Underwriting expenses	30.6	13.8	44.4

Net underwriting loss	$(10.7)	$(26.1)	$(36.8)

Cat loss and ALAE ratio	14.6%	72.0%	29.7%
Non-cat loss and ALAE ratio	58.2%	57.4%	58.0%

Total Loss and ALAE ratio	72.8%	129.4%	87.7%
ULAE ratio	10.3%	—	7.5%

Total Loss and LAE ratio	83.1%	129.4%	95.2%
Expense ratio	25.3%	29.0%	26.3%

Combined ratio	108.4%	158.4%	121.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 8

        Six months ended June 30, 2012

	SAP HO QS Arrangement Cession - Personal Insurance
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$234.2	$83.9	$318.1
Earned premiums	234.7	83.5	318.2
Losses and LAE Incurred:
Cat loss and ALAE	22.9	47.5	70.4
Non-cat loss and ALAE	137.6	43.4	181.0

Total Loss and ALAE	160.5	90.9	251.4
ULAE	23.3	—	23.3

Total Loss and LAE incurred	183.8	90.9	274.7
Underwriting expenses	62.5	24.3	86.8

Net underwriting loss	$(11.6)	$(31.7)	$(43.3)

Cat loss and ALAE ratio	9.8%	56.9%	22.1%
Non-cat loss and ALAE ratio	58.6%	52.0%	56.9%

Total Loss and ALAE ratio	68.4%	108.9%	79.0%
ULAE ratio	9.9%	—	7.3%

Total Loss and LAE ratio	78.3%	108.9%	86.3%
Expense ratio	26.7%	29.0%	27.3%

Combined ratio	105.0%	137.9%	113.6%

Catastrophe losses on our personal insurance segment were $17.1 million and $22.9 million, or 14.6 points and 9.8 points, for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, cessions under the HO QS Arrangement reduced our personal insurance segment catastrophe losses by $30.1 million and $47.5 million, or 15.1 points and 12.3 points, respectively. Catastrophe losses on our personal insurance segment were $118.8 million and $132.3 million, or 58.9 points and 32.6 points, for the three and six months ended June 30, 2011, respectively.

Personal auto net written premiums for the three and six months ended June 30, 2012 decreased 21.5% and 22.4%, respectively, compared to the same 2011 periods. Personal auto net written premiums for the three and six months ended June 30, 2012 decreased 3.4% and 4.5%, respectively, compared to the three and six months ended June 30, 2011 pro forma net written premiums. While we have experienced a decline in premiums in our personal auto business, we have continued to achieve premium growth in several states consistent with our strategy to expand our geographic footprint beyond our core Midwest states. Much of this premium growth has been from the states of Texas, Colorado, Connecticut and Georgia. In addition, we have produced personal auto premium growth in underpenetrated states, such as Illinois and Michigan. While premiums are down, we are experiencing a slight increase in personal auto new business submissions and improved issue to quote ratios. We believe our aggressive actions in addressing profit levels in our

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

homeowners book of business has also impacted our personal auto accounts and contributed to the loss of auto policies and the overall premium decline. The loss of premium caused by the sale of our nonstandard automobile insurance subsidiary, SA National, in 2010, accounted for $2.9 million of the decrease in net written premiums for the six months ended June 30, 2012, when compared to the same 2011 period.

Homeowners net written premiums for the three and six months ended June 30, 2012, decreased $61.9 million and $108.3 million, respectively, compared to the same 2011 periods. Homeowners net written premiums for the three and six months ended June 30, 2012, decreased $47.3 million and $82.8 million, respectively, compared to three and six months ended June 30, 2011 pro forma net written premiums. For the three and six months ended June 30, 2012, net written premiums ceded under the HO QS Arrangement were $47.7 million and $83.9 million which accounted for the decline when compared to the same 2011 periods.

For the three and six months ended June 30, 2012, homeowners net written premiums, excluding the impact of the HO QS arrangement, were $63.5 million and $111.5 million, respectively, compared to $63.1 million pro forma and $110.4 million pro forma, respectively, for the same 2011 periods. While we continue to implement rate increases, we have seen a decline in our policy counts from our core states of Ohio, Kentucky, Indiana, and Tennessee. However, we have seen policy count growth in states that we have either expanded into or identified as profitable growth opportunities.

The following tables set forth, on a pro forma SAP basis, certain key performance indicators concerning the homeowners’ line of business excluding the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2012.

Reconciliation Table 9

        Three months ended June 30, 2012

	SAP HO QS Arrangement Cession - Homeowners
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$15.8	$47.7	$63.5
Earned premiums	14.5	41.8	56.3
Losses and LAE incurred:
Cat loss and ALAE	7.6	30.1	37.7
Non-cat loss and ALAE	7.2	24.0	31.2

Total Loss and ALAE incurred	$14.8	$54.1	$68.9
Cat loss and ALAE ratio	53.0%	72.0%	67.0%
Non-cat loss and ALAE ratio	50.0%	57.4%	55.4%

Total Loss and ALAE ratio	103.0%	129.4%	122.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 10

        Six months ended June 30, 2012

	SAP HO QS Arrangement Cession - Homeowners
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$27.6	$83.9	$111.5
Earned premiums	29.1	83.5	112.6
Losses and LAE incurred:
Cat loss and ALAE	7.7	47.5	55.2
Non-cat loss and ALAE	14.9	43.4	58.3

Total Loss and ALAE incurred	$22.6	$90.9	$113.5
Cat loss and ALAE ratio	26.5%	56.9%	49.0%
Non-cat loss and ALAE ratio	51.4%	52.0%	51.8%

Total Loss and ALAE ratio	77.9%	108.9%	100.8%

The homeowners SAP non-catastrophe loss ratio for the three and six months ended June 30, 2012, decreased 12.9 points and 5.7 points, respectively, when compared to the same 2011 periods. As we recognize our recent significant rate increases as earned premium, we are experiencing an improvement in our non-catastrophe loss ratio. We will continue to aggressively address our rate needs in the homeowners’ book of business and have filed and received regulatory approval for double digit rate increases in 60% of our active states to date in 2012. The most wind and weather prone states are in general receiving higher rate increases.

We continue to implement additional strategies to improve our homeowners results. By year end 2013, our CustomFitSM homeowners product will be deployed in 20 of our 28 active states. We have placed a priority on introducing this product in states which have historically experienced significant catastrophe losses. States with the CustomFit homeowners product represent approximately 80% of our homeowners’ premium and our five year wind/hail losses. We are in the process of developing our second generation of CustomFit homeowners, which we expect to deploy in three states by the end of 2012.

In addition to rate increases and the continued deployment of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies. This review includes evaluation of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and the application of other loss mitigation tools for use by that agency. These efforts are directed at improving the operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss. Proper insurance to value ensures that our premiums are commensurate with our loss exposure. In addition, we have implemented mandatory wind and hail deductibles in targeted catastrophe prone states. We will continue to evaluate if this loss mitigation tool is necessary in additional states.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We continue to execute various initiatives implemented in prior periods within our property claims operations, which we believe will improve our loss ratio results. For example, our dependence on outside appraisers has declined by deploying in-house property adjusters working from their homes. In addition, all but a few large property claims and a significant percentage of catastrophe claims are now being handled in-house by State Auto adjusters. These changes are intended to improve service and reduce expenses, which we believe will improve loss ratio results.

Business Insurance Segment –

The following table sets forth a summary of net written premiums by major product line of business for our business insurance segment for the three and six months ended June 30, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Tables 5 and 6 above).

	Three months ended June 30			Six months ended June 30
	Net Written Premiums
($ millions)	2012	Pro- forma 2011	% Change	2012	Pro- forma 2011	% Change
Business insurance segment:
Commercial auto	$25.2	21.8	15.6	$46.2	40.7	13.5
Commercial multi-peril	26.2	23.0	13.9	49.9	44.4	12.4
Fire & allied lines	18.8	19.5	(3.6)	36.7	38.5	(4.7)
Other & product liability	15.4	14.3	7.7	28.8	27.5	4.7
Other commercial	5.0	4.9	2.0	9.0	9.1	(1.1)

Total business	$90.6	83.5	8.5	$170.6	160.2	6.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30:

	($ millions)%
Three months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2012
Business insurance segment:
Commercial auto	$19.9	0.4	11.2	11.6	2.0	56.3	58.3
Commercial multi-peril	23.1	7.0	15.6	22.6	30.4	67.6	98.0
Fire & allied lines	18.4	9.1	5.6	14.7	49.5	30.4	79.9
Other & product liability	13.7	—	5.6	5.6	—	40.7	40.7
Other commercial	4.3	0.1	1.3	1.4	0.9	31.9	32.8
Total business	79.4	16.6	39.3	55.9	20.9	49.5	70.4
ULAE	—	—	—	5.1	—	—	6.5
Total Loss and LAE	$79.4	16.6	39.3	61.0	20.9	49.5	76.9

2011
Business insurance segment:
Commercial auto	$23.5	2.4	11.7	14.1	10.4	49.8	60.2
Commercial multi-peril	25.7	15.5	12.9	28.4	60.4	50.2	110.6
Fire & allied lines	23.6	19.0	13.6	32.6	80.3	57.6	137.9
Other & product liability	16.3	—	13.8	13.8	—	84.3	84.3
Other commercial	5.6	0.3	2.3	2.6	5.4	42.5	47.9
Total business	94.7	37.2	54.3	91.5	39.4	57.4	96.8
ULAE	—	—	—	6.6	—	—	6.9
Total Loss and LAE	$94.7	37.2	54.3	98.1	39.4	57.4	103.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

	($ millions)%
Six months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2012
Business insurance segment:
Commercial auto	$39.0	0.6	22.9	23.5	1.5	58.7	60.2
Commercial multi-peril	45.3	11.5	25.8	37.3	25.5	57.0	82.5
Fire & allied lines	37.0	18.6	11.9	30.5	50.1	32.2	82.3
Other & product liability	26.8	—	14.1	14.1	—	52.4	52.4
Other commercial	8.6	0.1	2.5	2.6	0.6	30.5	31.1
Total business	156.7	30.8	77.2	108.0	19.6	49.3	68.9
ULAE	—	—	—	10.9	—	—	7.0
Total Loss and LAE	$156.7	30.8	77.2	118.9	19.6	49.3	75.9

2011
Business insurance segment:
Commercial auto	$46.9	2.4	27.4	29.8	5.1	58.5	63.6
Commercial multi-peril	50.8	17.1	25.5	42.6	33.7	50.2	83.9
Fire & allied lines	47.8	19.4	28.8	48.2	40.6	60.2	100.8
Other & product liability	32.9	—	26.9	26.9	—	81.7	81.7
Other commercial	11.1	0.8	3.8	4.6	6.8	34.0	40.8
Total business	189.5	39.7	112.4	152.1	21.0	59.3	80.3
ULAE	—	—	—	13.0	—	—	6.8
Total Loss and LAE	$189.5	39.7	112.4	165.1	21.0	59.3	87.1

Net written premiums for the business insurance segment for the three and six months ended June 30, 2012 decreased 11.8% and 13.5%, respectively, compared to the same 2011 periods. The business insurance segment net written premiums for the three and six months ended June 30, 2012 increased 8.5% and 6.5%, respectively, compared to the three and six months ended June 30, 2011 pro forma net written premiums. Our premium growth is being driven primarily by three factors: (i) we are writing larger average premium new business accounts, (ii) we are receiving modest pricing increases on renewal business, and (iii) we are experiencing more growth on existing polices due to improved economic conditions. We seek to balance growth opportunities with our traditional underwriting and pricing discipline.

In late 2011, we began introducing policy download capabilities for most business insurance lines. Download capabilities allow agents to import policy information directly into their agency management systems to better serve their customers. Commercial auto and business owners products can now be downloaded to our agents, and we expect commercial package policy download capabilities will be available to our agents later this year.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We have expanded the eligibility of our business owners products to facilitate businesses with greater liability exposures, such as artisan contractors, auto service garages, manufacturers and restaurants. While we regularly insure these types of businesses through other insurance products, offering these products in our business owners program leverages our bizXpressSM technology, and simplifies the agent rating and submission processes. Our enhanced business owners product, BOP Choice, has been introduced in all of our active states. The majority of our new business premium has been generated from this new product. Currently BOP Choice accounts for over 70% of our new business package submissions. Another advantage of BOP Choice is a shift towards a higher percentage of casualty business which we believe is desirable given our Midwest property concentrations.

While intense competition in the business insurance segment continues, we have been able to implement modest price increases for both new and renewal business. We continue to use modeled pricing in all standard lines of business to more accurately price individual accounts. In addition, new deductible guidelines have been introduced to require higher wind/hail only deductibles on risks that have multiple buildings at a single location susceptible to identified wind zones.

In late 2012, we anticipate seeing the benefits from our new commercial lines project, “Business Insurance Evolution.” The project is designed to enhance our pricing models, introduce business rules and improve work processes. Updated models will be in place to provide more granular rating and risk identification. Our business processes will promote greater efficiency and quicker quoting for our agents. Business rules will be implemented to improve workflow and underwriting decision making. Ultimately, we expect this project will help us achieve more profitable and consistent underwriting results coupled with lower expenses.

Our SAP non-catastrophe loss ratio in our business insurance segment for the three and six months ended June 30, 2012, decreased 7.9 points and 10.0 points compared to the same 2011 periods. This decrease was primarily due to fewer large losses in our fire and allied lines, as well as improvements in overall severity in our other & product liability line.

Similar to the personal insurance segment, we believe that the continued implementation of our claims operations initiatives will improve our business insurance loss ratio, particularly in fire and commercial multi-peril.

Specialty Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our specialty insurance segment for the three and six months ended June 30, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Tables 5 and 6 above).

	Three months ended June 30			Six months ended June 30
	Net Written Premiums
($ millions)	2012	Pro- forma 2011	% Change	2012	Pro- forma 2011	% Change
Specialty insurance segment:
RED	$11.4	29.1	(60.8)	$42.9	48.2	(11.0)
Rockhill	27.6	16.8	64.3	48.1	29.1	65.3
Workers’ compensation	18.6	13.1	42.0	36.9	29.7	24.2

Total specialty	$57.6	59.0	(2.4)	$127.9	107.0	19.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30:

($ millions) Three months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2012	$61.8	0.3	41.0	41.3	0.5	66.5	67.0
ULAE	—	—	—	2.1	—	—	3.4

Total Loss and LAE	$61.8	0.3	41.0	43.4	0.5	66.5	70.4

2011	$55.8	0.1	40.6	40.7	0.1	72.7	72.8
ULAE	—	—	—	1.8	—	—	3.3

Total Loss and LAE	$55.8	0.1	40.6	42.5	0.1	72.7	76.1

($ millions) Six months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2012	$121.9	0.3	86.5	86.8	0.3	70.9	71.2
ULAE	—	—	—	4.0	—	—	3.2

Total Loss and LAE	$121.9	0.3	86.5	90.8	0.3	70.9	74.4

2011	$107.6	0.1	72.8	72.9	0.1	67.6	67.7
ULAE	—	—	—	3.7	—	—	3.4

Total Loss and LAE	$107.6	0.1	72.8	76.6	0.1	67.6	71.1

Net written premiums for the specialty insurance segment for the three and six months ended June 30, 2012 decreased 20.8% and 22.9%, respectively, compared to the same 2011 periods. The specialty insurance segment net written premiums for the three and six months ended June 30, 2012 decreased 2.4% and increased 19.5%, respectively, compared to the three and six months ended June 30, 2011 pro forma net written premiums.

Net written premiums for our RED unit for the three and six months ended June 30, 2012 decreased 68.1% and 27.7%, respectively, compared to the same 2011 periods. The RED unit net written premiums for the three and six months ended June 30, 2012 decreased 60.8% and 11.0%, respectively, compared to the three and six months ended June 30, 2011 pro forma net written premiums. The decrease in net written premiums was primarily due to the cancellation of a large commercial auto program as of April 1, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for our Rockhill unit for the three and six months ended June 30, 2012 increased 32.7% and decreased 20.0%, respectively, compared to the same 2011 periods. The Rockhill unit net written premiums for the three and six months ended June 30, 2012 increased 64.3% and 65.3%, respectively, compared to the three and six months ended June 30, 2011 pro forma net written premiums. The increase was impacted by the following:

•

Growth driven by the addition of three new specialty programs including a new general binding authority unit which will focus on small account excess and surplus lines business generated through managing general underwriters. These new programs accounted for $6.0 million and $6.6 million of the premium growth for the three and six months ended June 30, 2012, respectively;

•

Changes in the structure of two liability lines and all other perils reinsurance programs made in 2011, which resulted in our retaining additional written premium of $3.5 million and $6.5 million, respectively, for the three and six months ended June 30, 2012;

•

Significant rate increases in our property business and increased business opportunities through our excess and surplus channel for catastrophe exposed businesses due to recent global catastrophe events and recent industry catastrophe model changes; and

•

Volume growth in our excess and surplus casualty lines, which we believe was attributable to early signs of stabilization in pricing in the commercial lines market and the strengthening of broker relationships and marketing initiatives.

Net written premiums for our workers’ compensation unit for the three and six months ended June 30, 2012 increased 14.8% and decreased 20.5%, respectively, compared to the same 2011 periods. The workers’ compensation unit net written premiums for the three and six months ended June 30, 2012 increased 42.0% and 24.2%, respectively, compared to the three and six months ended June 30, 2011 pro forma net written premiums. The premium growth in our workers’ compensation unit was driven by increases in our mono-line product due primarily to state expansion and a firming market place along with growth in our small account workers’ compensation product in our standard commercial book.

The SAP non-catastrophe loss ratio for the specialty lines insurance segment for the three months ended June 30, 2012 decreased 6.2 points primarily due to favorable prior year development in our umbrella and environmental lines resulting from lower than expected frequency of claims, compared to the same 2011 period. The SAP non-catastrophe loss ratio for the specialty lines insurance segment for the six months ended June 30, 2012 increased 3.3 points due to losses within our RED unit with respect to a large commercial auto trucking program, compared to the same 2011 period. As previously discussed, this program was cancelled as of April 1, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable

The following table sets forth losses and loss expenses payable by major line of business at June 30, 2012 and December 31, 2011:

($ millions)	June 30, 2012	December 31, 2011	$ Change
Personal insurance segment:
Personal auto	$190.7	195.9	(5.2)
Homeowners	53.7	71.9	(18.2)
Other personal	12.9	11.2	1.7

Total personal	257.3	279.0	(21.7)

Business insurance segment:
Commercial auto	80.4	76.9	3.5
Commercial multi-peril	83.4	73.5	9.9
Fire & allied lines	29.7	24.3	5.4
Other & product liability	156.1	158.6	(2.5)
Other business	3.3	3.6	(0.3)

Total business	352.9	336.9	16.0

Specialty insurance segment	302.1	265.7	36.4

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$912.3	881.6	30.7

Losses and loss expenses payable increased $30.7 million since December 31, 2011. The increase of $36.4 million in our specialty insurance segment was primarily due to the recent earned premium growth, in particular our RED unit, and the corresponding increase in claims activity. Our homeowners line of business declined $18.2 million, primarily due to the ceding of reserves to unaffiliated reinsurers in connection with the HO QS Arrangement, partially offset by an increase in our catastrophe loss reserves. The increase in commercial multi-peril was driven by growth in that line of business and, to a lesser extent, a higher level of catastrophe loss reserves. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 32.3 and 33.4 for the three months ended June 30, 2012 and 2011, respectively, and 33.3 and 33.6 for the six months ended June 30, 2012 and 2011, respectively.

Investment Operations Segment—

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

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2012 and December 31, 2011:

($ millions)	June 30, 2012	% of Total	December 31, 2011	% of Total
Cash and cash equivalents	$55.4	2.4	$356.0	13.8
Fixed maturities, at fair value:
Fixed maturities	1,678.2	72.9	1,674.5	64.8
Treasury inflation-protected securities	233.3	10.2	260.4	10.1

Total fixed maturities	1,911.5	83.1	1,934.9	74.9
Notes receivable from affiliate (1)	70.0	3.1	70.0	2.7
Equity securities, at fair value:
Large-cap securities	154.4	6.7	122.1	4.7
Small-cap securities	50.4	2.2	45.2	1.7

Total equity securities	204.8	8.9	167.3	6.4
Other invested assets, at fair value:
International instruments	52.6	2.3	52.6	2.0
Other invested assets	5.2	0.2	4.6	0.2

Total other invested assets, at fair value	57.8	2.5	57.2	2.2
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,300.0	100.0	$2,585.9	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$49.2	49.8
Due after 1 year through 5 years	302.0	318.0
Due after 5 years through 10 years	463.0	502.8
Due after 10 years	551.7	594.2
U.S. government agencies residential mortgage-backed securities	424.5	446.7

Total	$1,790.4	1,911.5

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 3.93 and 3.71 as of June 30, 2012 and December 31, 2011, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three and six months ended June 30, 2012 and 2011:

($ millions)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Gross investment income:
Fixed maturities	$18.7	22.9	$34.4	41.8
Equity securities	1.0	1.5	2.0	2.8
Other	1.3	1.4	2.7	2.8

Total gross investment income	21.0	25.8	39.1	47.4
Less: Investment expenses	0.5	0.6	1.1	1.2

Net investment income	$20.5	25.2	$38.0	46.2

Average invested assets (at cost)	$2,124.9	2,447.6	$2,199.4	2,397.0
Annualized investment yield	3.9%	4.1	3.5%	3.9
Annualized investment yield, after tax	2.9%	3.1	2.7%	3.0
Net investment income, after tax	$15.5	19.0	$29.1	35.7
Effective tax rate	24.5%	24.6	23.4%	22.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our investment operations revenue for the three and six months ended June 30, 2012 was primarily impacted by the following factors.

•	A cash outflow of $336.9 million related to the settlement of the 12.31.11 pool change and the HO QS Arrangement.
•

Interest earned on our fixed maturity securities declined primarily due to lower yields. As our higher yielding bonds mature or are called by the issuers, the proceeds are being reinvested at a lower interest rate.

•

Income earned on our Treasury Inflation-Protected Securities, which is dependent on changes in the CPI Index, decreased by $1.7 million and $2.8 million, respectively, for the three and six months ended June 30, 2012 when compared to the same 2011 periods.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012		Six months ended June 30, 2012
($ millions)	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$7.5	138.0	$10.7	183.9
Equity securities	2.3	10.9	6.7	37.9

Total realized gains	9.8	148.9	17.4	221.8

Realized losses:
Equity securities:
Sales	(1.8)	3.3	(1.9)	3.3
OTTI	(1.1)	—	(1.5)	—
Fixed maturities:
OTTI	(0.2)	—	(0.2)	—

Total realized losses	(3.1)	3.3	(3.6)	3.3

Net realized gains on investments	$6.7	152.2	$13.8	225.1

During the first half of 2012, equity sales were executed for various reasons, including: (i) to accumulate cash for settlement of the transfers related to the 12.31.11 pool change (ii) the achievement of our price target, (iii) in response to negative outlook announcements or changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iv) in order to manage our equity holdings consistent with our investment policy.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012		Six months ended June 30, 2012
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	12	$(1.1)	19	$(1.5)
Bonds:	1	(0.2)	1	(0.2)

Total other-than-temporary impairments	13	$(1.3)	20	$(1.7)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at June 30, 2012, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2012:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$404.3	$36.2	74	$(0.2)	8	$440.3
Obligations of states and political subdivisions	719.0	48.2	273	(0.9)	34	766.3
Corporate securities	242.6	15.7	86	(0.1)	6	258.2
U.S. government agencies residential mortgage-backed securities	424.5	23.2	130	(1.0)	18	446.7

Total fixed maturities	1,790.4	123.3	563	(2.2)	66	1,911.5

Equity securities:
Large-cap securities	134.1	22.9	46	(2.6)	11	154.4
Small-cap securities	40.2	10.2	74	—	—	50.4

Total equity securities	174.3	33.1	120	(2.6)	11	204.8
Other invested assets	48.8	9.0	3	—	—	57.8

Total available-for-sale investments	$2,013.5	$165.4	686	$(4.8)	77	$2,174.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at June 30, 2012 and December 31, 2011, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2012:

($ millions)	June 30, 2012	December 31, 2011	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$121.1	117.6	3.5
Equity securities	30.5	25.6	4.9
Other invested assets	9.0	8.6	0.4

Unrealized gains	160.6	151.8	8.8

Deferred federal income tax liability, net	(52.8)	(53.1)	0.3

Unrealized gains, net of tax	$107.8	98.7	9.1

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2012 and December 31, 2011.

As of June 30, 2012, Level 3 assets as a percentage of total assets were 0.1% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2012 and December 31, 2011, we recorded a valuation of $105.0 million and $103.3 million, respectively. The following table sets forth, the components of our federal income tax expense for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30		Six Months Ended June 30
($ millions)	2012	2011	2012	2011
Loss before federal income taxes	$(2.7)	$(139.3)	$(4.7)	$(123.7)
Current tax benefit	—	(11.2)	—	(6.8)
Deferred tax benefit	(2.8)	(40.6)	(5.7)	(42.2)

	(2.8)	(51.8)	(5.7)	(49.0)
Valuation allowance	2.8	126.6	5.7	126.6

Total Federal income tax expense	—	74.8	—	77.6

Net loss	$(2.7)	$(214.1)	$(4.7)	$(201.3)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and six months ended June 30, 2012:

($ millions)	Three Months Ended June 30	Six Months Ended June 30
	2012	2012
Continuing operations	$2.8	$5.7
Other comprehensive income	1.7	(4.0)

Change in valuation allowance	$4.5	$1.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary for the three and six months ended June 30, 2012.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2012 and December 31, 2011, we had $55.4 million and $356.0 million, respectively, in cash and cash equivalents, and $2,174.1 million and $2,159.4 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $10.0 million and $9.9 million of securities on deposit with insurance regulators as required by law at June 30, 2012 and December 31, 2011, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

Net cash used in operating activities was $324.2 for the first six months of 2012 compared to net cash provided by operating activities of $41.8 million for the first six months of 2011. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement.

Net cash provided by investing activities was $34.9 million for the first six months of 2012 compared to net cash used in investing activities of $26.3 million for the first six months of 2011. In the first quarter of 2012, we continued to raise funds to complete the settlement of amounts owned related to the 12.31.11 pool change and the HO QS Arrangement.

Net cash used in financing activities was $11.3 million and $10.4 million for the first six months of 2012 and 2011, respectively.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of June 30, 2012, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2012 and 2011 were 4.67% and 4.50%, respectively.

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

Under the HO QS Arrangement, the reinsurers have agreed to accept 75% of the State Auto Group’s subject homeowners net liability, except for ULAE expenses which are not subject to recovery. The liability of the reinsurers will not exceed any of the following: $3.0 million as to any one risk with respect to property losses; $2.0 million as to any one insured with respect to liability losses; $55.0 million as to all losses arising from any one loss occurrence; 50% of the ceded net earned premium for the first contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the first contact year, subject to an

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

amount not to exceed $181.0 million for the first contract year; 40% of the ceded net earned premium for the second contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the second contact year, subject to an amount not to exceed $150.0 million for the second contract year; 30% of the ceded net earned premium for the third contract year with respect to all losses arising from all catastrophe loss occurrences commencing during the third contract year, subject to an amount not to exceed $117.0 million for the third contract year; or 34% of the ceded net earned premium for the term of the agreement with respect to all losses arising from all catastrophe loss occurrences commencing during the term of the agreement, subject to an amount not to exceed $380.0 million for the term of the contract. A “catastrophe loss occurrence” is defined as any one loss occurrence which has been assigned a catastrophe number by the ISO PCS. We believe this reinsurance arrangement reduces risk and volatility to our overall book of business while providing us with additional catastrophe protection.

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

Property Catastrophe

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering catastrophe related events affecting at least two risks. As of June 1, 2012, this property catastrophe reinsurance agreement was revised to include property business written through our specialty segment. Under this agreement, we retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $245.0 million (previously $160.0 million) of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $300.0 million (previously $215.0 million) of covered losses, each occurrence. Under this agreement, our companies are responsible for losses above $300.0 million (previously $215.0 million).

For property policies underwritten by our Rockhill unit, we also maintain a separate property catastrophe excess of loss reinsurance agreement covering catastrophe related events affecting at least two risks. Under this agreement, we retain the first $15.0 million (previously $7.5 million) of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $15.0 million up to $55.0 million (previously $85.0 million) of covered loss, each occurrence. The rates for this reinsurance are negotiated annually.

Property Per Risk

As of July 1, 2012, the property per risk excess of loss reinsurance agreement was revised to include the Rockhill unit’s property business. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for business written as Rockhill unit’s property business, and first $3.0 million of each covered loss for other property business. The State Auto Group also is responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 100% of the excess over $3.0 million up to $20.0 million (previously $15.0 million for the Rockhill unit) of covered loss. The rates for this reinsurance are negotiated annually.

For property policies underwritten by our Rockhill unit, we also maintain a property surplus share agreement for wind-only insurance products. This agreement provides for a proportional share of losses on all coastal wind policies written with limits greater than $5.0 million and up to $10.0 million of covered loss and all non coastal wind policies written with limits greater than $10.0 million and up to $16.0 million of covered loss. The reinsurers’ limit cannot exceed more than $5.0 million on any one risk.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Casualty and Workers Compensation

As of July 1, 2012, we revised our casualty excess of loss reinsurance agreement to include coverage for umbrella liability and workers compensation losses. Under this agreement, each company in the State Auto Group is responsible for the first $2.0 million of workers compensation, umbrella (previously a maximum of $0.6 million), auto and other liability losses. The reinsurance agreement provides coverage up to $10.0 million (previously $5.0 million for auto and other liability). Policies underwritten by the Rockhill unit are not subject to this casualty excess of loss reinsurance agreement. For workers compensation risks, we also renewed a treaty that provides $1.0 million of coverage in excess of a $1.0 million retention, subject to an additional $1.0 million in annual aggregate retention.

Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $30.0 million (previously $10.0 million) of coverage in excess of $10.0 million (previously $5.0 million) retention for each loss occurrence. This reinsurance sits above the $8.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually. Policies underwritten by the Rockhill unit are not subject to this casualty excess of loss reinsurance agreement.

In addition to the workers’ compensation reinsurance described above, each company in the State Auto Group is party to an agreement which provides an additional layer of reinsurance for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $30.0 million (previously $20.0 million) of covered loss. This coverage is subject to a “Maximum Any One Life” limitation of $20.0 million. This limitation means that losses associated with each worker may contribute no more than $20.0 million (previously $10.0 million) to covered loss under this agreement. The rates for this reinsurance are negotiated annually.

For liability policies written through our Rockhill unit, we have a consolidated casualty treaty whereby we retain the first $1.0 million of covered loss and the reinsurers are responsible for 87% (previously 75%) of loss in excess of $1.0 million up to $11.0 million (previously $6.0 million). The rates for this reinsurance are negotiated annually.

Effective October 1, 2011, we entered into a quota share reinsurance agreement for Management & Professional Liability arising out of certain classes of business underwritten in our Rockhill unit. For any subject losses, the treaty pays 40% of 100%, up to 40% of $10.0 million, or $4.0 million. The remaining loss amount was covered by the consolidated casualty reinsurance agreement. As of July 1, 2012, this reinsurance agreement was terminated.

Credit and Financial Strength Ratings

In May 2012, A.M. Best affirmed the financial strength rating of A (Excellent) and downgraded the issuer credit rating to “a” from “a+” of the State Auto Group. A.M. Best also downgraded the debt rating to “bbb” from “bbb+” of State Auto Financial Corporation.

In June 2012, Standard & Poor’s affirmed the financial strength and issuer credit ratings of State Auto Group at BBB+ and the issuer credit rating of State Auto Financial Corporation at BB+.

Regulatory Considerations

At June 30, 2012, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

State Auto Financial Corporation

Date: August 8, 2012	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)