Form 10-Q
period 2012-09-30
State Auto Financial CORP
filed 2012-11-07
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Yes  ☐    No   ☒

On October 26, 2012, the Registrant had 40,449,045 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2012

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ millions, except per share amount)	September 30 2012 (unaudited)	December 31 2011 As adjusted

		(see note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,745.6 and $1,817.3, respectively)	$1,883.9	1,934.9
Equity securities, available-for-sale, at fair value (cost $196.1 and $141.7, respectively)	235.1	167.3
Other invested assets, available-for-sale, at fair value (cost $48.9 and $48.6, respectively)	61.9	57.2
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,251.4	2,229.9
Cash and cash equivalents	64.2	356.0
Accrued investment income and other assets	30.4	30.2
Deferred policy acquisition costs	94.0	91.7
Reinsurance recoverable on losses and loss expenses payable	18.7	25.5
Prepaid reinsurance premiums	4.1	7.9
Current federal income taxes	5.9	12.3
Net deferred federal income taxes	0.4	0.5
Property and equipment, at cost	10.4	10.4

Total assets	$2,479.5	2,764.4

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $414.7 and $376.8, respectively)	$945.9	907.1
Unearned premiums (affiliates $86.7 and $98.4, respectively)	491.5	470.2
Notes payable (affiliates $15.5 and $15.5, respectively)	116.0	116.4
Postretirement and pension benefits	104.0	112.8
Due to affiliate	3.5	349.4
Other liabilities	79.5	84.7

Total liabilities	1,740.4	2,040.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.2 and 47.1 shares issued, respectively, at stated value of $2.50 per share	118.0	117.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	130.2	127.3
Accumulated other comprehensive income	104.3	63.8
Retained earnings	502.4	530.7

Total stockholders’ equity	739.1	723.8

Total liabilities and stockholders’ equity	$2,479.5	2,764.4

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2012	2011 As adjusted

		(see note 1)
Earned premiums (ceded to affiliates $203.9 and $198.7, respectively)	$261.4	356.8
Net investment income (affiliate $1.3 and $1.3, respectively)	17.2	20.3
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.7)	(4.4)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	7.7	14.6

Total net realized gain on investments	7.0	10.2
Other income from affiliates	0.8	0.7

Total revenues	286.4	388.0

Losses and loss expenses (ceded to affiliates $133.8 and $182.0, respectively)	201.4	315.3
Acquisition and operating expenses	86.4	121.4
Interest expense (affiliates $0.2 and $0.1, respectively)	1.8	1.9
Other expenses	2.4	1.4

Total expenses	292.0	440.0

Loss before federal income taxes	(5.6)	(52.0)

Federal income tax (benefit) expense	(0.1)	6.7

Net loss	$(5.5)	(58.7)

Loss per common share:
Basic	$(0.14)	(1.46)

Diluted	$(0.14)	(1.46)

Dividends paid per common share	$0.15	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2012	2011 As adjusted

		(see note 1)
Earned premiums (ceded to affiliates $600.6 and $606.6, respectively)	$774.7	1,059.4
Net investment income (affiliate $3.7 and $3.7, respectively)	55.2	66.5
Net realized gain on investments:
Total other-than-temporary impairment losses	(2.4)	(5.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	23.2	30.2

Total net realized gain on investments	20.8	24.9
Other income from affiliates	2.7	1.8

Total revenues	853.4	1,152.6

Losses and loss expenses (ceded to affiliates $457.6 and $590.9, respectively)	594.4	959.5
Acquisition and operating expenses	257.6	357.1
Interest expense (affiliates $0.6 and $0.5, respectively)	5.3	5.4
Other expenses	6.4	6.3

Total expenses	863.7	1,328.3

Loss before federal income taxes	(10.3)	(175.7)

Federal income tax (benefit) expense	(0.1)	84.3

Net loss	$(10.2)	(260.0)

Loss per common share:
Basic	$(0.25)	(6.47)

Diluted	$(0.25)	(6.47)

Dividends paid per common share	$0.45	0.45

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Comprehensive Income

($ millions, except per share amounts)	Three months ended September 30
(unaudited)	2012	2011 As adjusted
		(see note 1)
Net loss	$(5.5)	(58.7)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (loss) on investments:
Unrealized holding gain (loss) arising during year	36.7	(5.8)
Reclassification adjustments for gains realized in net loss	(7.0)	(10.2)
Income tax (expense) benefit	(0.3)	5.6

Total net unrealized holding gains (loss) on investments	29.4	(10.4)
Amortization of gain on derivative used in cash flow hedge	—	—
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.1	(0.1)
Negative prior service cost	(1.3)	(0.3)
Net actuarial loss	2.0	1.8
Income tax expense	—	(0.6)

Total net unrecognized benefit plan obligations	0.8	0.8

Other comprehensive income (loss)	30.2	(9.6)

Comprehensive income (loss)	$24.7	(68.3)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Comprehensive Income

($ millions, except per share amounts)	Nine months ended September 30
(unaudited)	2012	2011 As adjusted
		(see note 1)
Net loss	$(10.2)	(260.0)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during year	59.3	37.7
Reclassification adjustments for gains realized in net loss	(20.8)	(24.9)
Income tax expense	—	(4.5)

Total net unrealized holding gains on investments	38.5	8.3
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.2	(0.3)
Negative prior service cost	(3.9)	(0.9)
Net actuarial loss	5.8	5.2
Income tax expense	—	(1.3)

Total net unrecognized benefit plan obligations	2.1	2.7

Other comprehensive income	40.5	10.9

Comprehensive income (loss)	$30.3	(249.1)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ millions)	Nine months ended September 30
(unaudited)	2012	2011 As adjusted
		(see Note 1)
Cash flows from operating activities:
Net loss	$(10.2)	(260.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, net	6.0	2.9
Share-based compensation	2.7	2.2
Net realized gain on investments	(20.8)	(24.9)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.2)	(12.3)
Accrued investment income and other assets	—	(1.8)
Postretirement and pension benefits	(6.8)	2.8
Other liabilities and due to/from affiliates, net	(17.5)	13.0
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	10.7	(12.0)
Losses and loss expenses payable	38.8	123.2
Unearned premiums	21.3	46.4
Federal income taxes	6.4	85.8
Cash used in December 31, 2011 unearned premium transfer related to the homeowners’ quota-share reinsurance agreement	(75.5)	—
Cash (used in) provided from pooling changes, December 31, 2011 and January 1, 2011 (see Note 4)	(261.4)	69.1

Net cash (used in) provided by operating activities	(308.5)	34.4

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(429.3)	(338.5)
Purchases of equity securities – available-for-sale	(112.1)	(88.1)
Purchases of other invested assets	(0.7)	(0.8)
Maturities, calls and pay downs of fixed maturities – available-for-sale	217.5	246.2
Sales of fixed maturities – available-for-sale	293.9	101.7
Sales of equity securities – available-for-sale	64.4	136.0
Sales of other invested assets	0.5	10.7
Sale of subsidiary, net of expenses	—	13.2
Net additions of property and equipment	(0.2)	—

Net cash provided by investing activities	34.0	80.4

Cash flows from financing activities:
Proceeds from issuance of common stock	0.8	1.6
Payment of dividends	(18.1)	(18.0)

Net cash used in financing activities	(17.3)	(16.4)

Net (decrease) increase in cash and cash equivalents	(291.8)	98.4

Cash and cash equivalents at beginning of period	356.0	88.3

Cash and cash equivalents at end of period	$64.2	186.7

Supplemental disclosures:
Interest paid (affiliates $0.6 and $0.5, respectively)	$3.7	3.7

Federal income taxes received	$(6.5)	(1.5)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The effect of adoption of this new guidance on the Company’s consolidated balance sheet as of December 31, 2011 and 2010 and on stockholders’ equity as of December 31, 2009 was as follows:

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The effect of adoption of this new guidance on the consolidated income statement for the three and nine months ended September 30, 2011 was as follows:

($ in millions, except per share amounts)	Three Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Adjusted
Acquisition and operating expenses	$121.4	$—	$121.4
Income tax expense	6.7	—	6.7
Net loss	(58.7)	—	(58.7)
Loss per share:
Basic	$(1.46)	$—	$(1.46)
Diluted	$(1.46)	$—	$(1.46)

($ in millions, except per share amounts)	Nine months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Adjusted
Acquisition and operating expenses	$355.6	$1.5	$357.1
Income tax expense	73.2	11.1	84.3
Net loss	(247.4)	(12.6)	(260.0)
Loss per share:
Basic	$(6.15)	$(0.32)	$(6.47)
Diluted	$(6.15)	$(0.32)	$(6.47)

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

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2012 and December 31, 2011:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At September 30, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$334.1	40.0	—	374.1
Obligations of states and political subdivisions	745.2	53.1	—	798.3
Corporate securities	259.2	20.0	(0.2)	279.0
U.S. government agencies residential mortgage-backed securities	407.1	26.4	(1.0)	432.5

Total fixed maturities	1,745.6	139.5	(1.2)	1,883.9
Equity securities:
Large-cap securities	154.5	28.8	(1.2)	182.1
Small-cap securities	41.6	11.4	—	53.0

Total equity securities	196.1	40.2	(1.2)	235.1
Other invested assets	48.9	13.0	—	61.9

Total available-for-sale securities	$1,990.6	192.7	(2.4)	2,180.9

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	35.0	(0.1)	468.7
Obligations of states and political subdivisions	761.3	50.0	(0.1)	811.2
Corporate securities	231.4	13.7	(0.3)	244.8
U.S. government agencies residential mortgage-backed securities	390.8	20.3	(0.9)	410.2

Total fixed maturities	1,817.3	119.0	(1.4)	1,934.9
Equity securities:
Large-cap securities	106.4	18.9	(3.2)	122.1
Small-cap securities	35.3	9.9	—	45.2

Total equity securities	141.7	28.8	(3.2)	167.3
Other invested assets	48.6	8.6	—	57.2

Total available-for-sale securities	$2,007.6	156.4	(4.6)	2,159.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At September 30, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$9.3	$—	3	$—	$—	—	$9.3	$—	3
Obligations of states and political subdivisions	8.2	—	3	—	—	—	8.2	—	3
Corporate securities	22.9	(0.2)	5	—	—	—	22.9	(0.2)	5
U.S. government agencies residential mortgage-backed securities	4.5	—	2	35.0	(1.0)	13	39.5	(1.0)	15

Total fixed maturities	44.9	(0.2)	13	35.0	(1.0)	13	79.9	(1.2)	26
Large-cap equity securities	24.0	(0.7)	6	5.0	(0.5)	2	29.0	(1.2)	8

Total temporarily impaired securities	$68.9	$(0.9)	19	$40.0	$(1.5)	15	$108.9	$(2.4)	34

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$5.0	$—	1	$9.0	$(0.1)	3	$14.0	$(0.1)	4
Obligations of states and political subdivisions	8.9	(0.1)	4	2.1	—	1	11.0	(0.1)	5
Corporate securities	23.0	(0.3)	9	—	—	—	23.0	(0.3)	9
U.S. government agencies residential mortgage-backed securities	18.3	(0.1)	4	35.3	(0.8)	13	53.6	(0.9)	17

Total fixed maturities	55.2	(0.5)	18	46.4	(0.9)	17	101.6	(1.4)	35
Large-cap equity securities	19.3	(3.0)	9	2.7	(0.2)	1	22.0	(3.2)	10

Total temporarily impaired securities	$74.5	$(3.5)	27	$49.1	$(1.1)	18	$123.6	$(4.6)	45

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at September 30, 2012, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Equity securities:
Small-cap securities	$(0.7)	(0.2)	$(2.2)	(0.2)
Fixed maturities:	—	(4.2)	(0.2)	(5.1)

Total other-than-temporary impairments	$(0.7)	(4.4)	$(2.4)	(5.3)

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$40.1	40.8
Due after 1 year through 5 years	298.3	319.4
Due after 5 years through 10 years	428.5	470.2
Due after 10 years	571.6	621.0
U.S. government agencies residential mortgage-backed securities	407.1	432.5

Total	$1,745.6	1,883.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $9.7 million and $9.9 million were on deposit with insurance regulators as required by law at September 30, 2012 and December 31, 2011, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Fixed maturities	$14.7	18.4	$49.1	60.2
Equity securities	1.5	1.1	3.5	3.8
Cash and cash equivalents, and other	1.4	1.4	4.1	4.2

Investment income	17.6	20.9	56.7	68.2
Investment expenses	0.4	0.6	1.5	1.7

Net investment income	$17.2	20.3	$55.2	66.5

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Realized gains:
Fixed maturities	$3.3	1.1	$14.0	2.9
Equity securities	4.8	13.7	11.5	31.4
Other invested assets	—	2.1	—	2.1

Total realized gains	8.1	16.9	25.5	36.4
Realized losses:
Equity securities:
Sales	(0.4)	(2.3)	(2.3)	(5.3)
OTTI	(0.7)	(4.4)	(2.2)	(5.3)
Fixed maturities:
OTTI	—	—	(0.2)	—

Total realized losses	(1.1)	(6.7)	(4.7)	(10.6)

Net realized gain on investments	$7.0	10.2	$20.8	25.8

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$17.2	$42.6	$20.7	66.6
Equity securities	8.5	(46.3)	13.4	(47.1)
Other invested assets	4.0	(12.3)	4.4	(6.7)
Deferred federal income tax (liability) asset	(10.4)	5.6	(13.5)	(4.5)
Valuation allowance	10.1	—	13.5	—

Change in net unrealized holding gains (losses), net of tax	$29.4	(10.4)	$38.5	8.3

There was a deferred federal income tax liability on the net unrealized holding gains at September 30, 2012 and December 31, 2011, of $53.1 million, net of a valuation allowance of $13.5 million, and $53.1 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2012 and December 31, 2011, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months and nine months ended September 30, 2012 and 2011.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. Regularly, a sample of security prices is referred back to the pricing service for more detailed explanation as to how the pricing service arrived at that particular price. The explanations are reviewed for reasonableness by the portfolio manager and investment officer. Additionally, the prices and assumptions are verified against an alternative pricing source for reasonableness and accuracy. Any discrepancies with the pricing are returned to the pricing service for further explanation and if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for one security discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company holds two fixed maturity corporate securities included in Level 3. The Company estimates the fair value of one security using the present value of the future cash flows and the Company obtains a broker quote of the other security’s fair value. Due to the limited amount of observable market information for both of these securities, the Company includes the fair value estimates in Level 3.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value at September 30, 2012 and December 31, 2011, of $56.4 million and 52.6 million, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund's audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2012 and December 31, 2011:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$374.1	—	374.1	—
Obligations of states and political subdivisions	798.3	—	798.3	—
Corporate securities	279.0	—	270.7	8.3
U.S. government agencies residential mortgage-backed securities	432.5	—	432.5	—

Total fixed maturities	1,883.9	—	1,875.6	8.3
Equity securities:
Large-cap securities	182.1	182.1	—	—
Small-cap securities	53.0	53.0	—	—

Total equity securities	235.1	235.1	—	—
Other invested assets	61.9	5.5	56.4	—

Total available-for-sale investments	$2,180.9	240.6	1,932.0	8.3

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2011:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$468.7	—	468.7	—
Obligations of states and political subdivisions	811.2	—	811.2	—
Corporate securities	244.8	—	241.9	2.9
U.S. government agencies residential mortgage-backed securities	410.2	—	410.2	—

Total fixed maturities	1,934.9	—	1,932.0	2.9
Equity securities:
Large-cap securities	122.1	122.1	—	—
Small-cap securities	45.2	45.2	—	—

Total equity securities	167.3	167.3	—	—
Other invested assets	57.2	4.6	52.6	—

Total available-for-sale investments	$2,159.4	171.9	1,984.6	2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2012 and the year ended December 31, 2011, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2012	$2.9
Total realized gains (losses) – included in earnings	(0.2)
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at June 30, 2012	$2.8
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	5.5
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at September 30, 2012	$8.3

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.6
Sales	(0.4)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2011	$2.9

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:

Financial Instruments Disclosed, But Not Carried, At Fair Value

Notes Receivable from Affiliates

In May 2009, the Company entered into two separate credit agreements with State Auto Mutual pursuant to which it loaned State Auto Mutual a total of $70.0 million. Under these agreements, State Auto Financial earned interest of $1.3 million and $3.7 million for the three and nine months ended September 30, 2012 and 2011. Interest income is included in net investment income on the condensed consolidated statements of income.

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

($ millions, except interest rates)	September 30, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$80.0	7.00%	$70.0	$77.5	7.00%

Notes Payable

Included in notes payable are Senior Notes and Subordinated Debentures. The fair value of the Senior Notes is based on the observable market price and has been disclosed in Level 2. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	September 30, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.5	$102.6	6.25%	$100.9	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.62	15.5	15.5	4.73

Total notes payable	$116.0	$118.1		$116.4	$115.8

The following table sets forth the Company’s assets and liabilities within the fair value hierarchy at September 30, 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2012:
Assets:
Notes receivable from affiliate	$80.0	—	80.0	—
Liabilities:
Senior Notes	102.6	—	102.6	—
Affiliate Subordinated Debentures	15.5	—	—	15.5

Total liabilities	$118.1	—	102.6	15.5

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Premiums earned:
Assumed from external insurers and reinsurers	$1.1	2.6	$3.1	16.7
Assumed under Pooling Arrangement	261.4	356.8	774.7	1,059.4
Ceded to external insurers and reinsurers	(6.6)	(7.0)	(22.1)	(19.3)
Ceded under Pooling Arrangement	(203.9)	(198.7)	(600.6)	(606.6)

Net assumed premiums earned	$52.0	153.7	$155.1	450.2

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$1.2	2.3	$3.1	11.5
Assumed under Pooling Arrangement	201.7	314.4	595.3	956.8
Ceded to external insurers and reinsurers	(4.5)	(10.4)	(9.1)	(23.4)
Ceded under Pooling Arrangement	(133.8)	(182.0)	(457.6)	(590.9)

Net assumed losses and loss expenses incurred	$64.6	124.3	$131.7	354.0

5. Income Taxes

The following table sets forth the reconciliation between actual federal income tax benefit and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30				Nine months ended September 30
	2012		2011		2012		2011
		%		%		%		%
Amount at statutory rate	$(1.9)	35	$(18.3)	35	$(3.6)	35	$(61.5)	35
Tax-exempt interest and dividends received deduction	(2.3)	41	(2.7)	5	(6.7)	65	(8.4)	5
Other, net	(0.1)	2	(1.2)	3	0.3	(3)	(1.3)	1
Valuation allowance	4.2	(75)	28.9	(55)	9.9	(96)	155.5	(83)

Federal income tax (benefit) expense and effective rate	$(0.1)	3	$6.7	(12)	$(0.1)	1	$84.3	(42)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2012 and December 31, 2011:

($ millions)	September 30, 2012	December 31, 2011
Deferred tax assets:
Unearned premiums not currently deductible	$34.2	32.4
Losses and loss expenses payable discounting	26.2	25.0
Postretirement and pension benefits	36.3	39.4
Realized loss on other-than-temporary impairment	7.7	11.4
Other liabilities	14.4	14.9
Net operating loss carryforward	71.1	56.0
Tax credit carryforward	0.8	0.7
Other	8.2	9.2

Total deferred tax assets	198.9	189.0
Deferred tax liabilities:
Deferral of policy acquisition costs	33.0	32.1
Net unrealized holding gains on investments	66.6	53.1

Total deferred tax liabilities	99.6	85.2

Total net deferred tax assets before valuation allowance	99.3	103.8

Less valuation allowance	98.9	103.3

Net deferred federal income taxes	$0.4	0.5

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. The Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2012 and December 31, 2011 the Company recorded a valuation allowance of $98.9 million and $103.3 million, respectively. The $0.4 million and $0.5 million of deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity. Based on FASB ASC 740 Intraperiod tax allocation, the change in the valuation allowance attributable to continuing operations and other comprehensive income for the three and nine months ended September 30, 2012 is as follows:

($ millions)	Three months ended September 30 2012	Nine months ended September 30 2012
Continuing operations	$4.2	$9.9
Other comprehensive income	(10.3)	(14.3)

Change in valuation allowance	$(6.1)	$(4.4)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2012 and 2011:

	Pension		Postretirement		Pension		Postretirement
($ millions)	Three months ended September 30				Nine months ended September 30
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$2.0	2.6	$—	1.6	$5.8	7.9	$—	4.7
Interest cost	2.5	3.8	0.3	1.6	7.5	11.4	0.9	4.8
Expected return on plan assets	(3.0)	(4.6)	—	(0.1)	(8.8)	(13.7)	(0.2)	(0.2)
Amortization of:
Prior service costs (benefits)	0.1	0.1	(1.4)	(0.4)	0.2	0.3	(4.1)	(1.2)
Transition assets	0.1	(0.1)	—	—	—	(0.3)	0.2	—
Net loss	1.8	1.8	0.2	—	5.2	5.2	0.6	—

Net periodic cost (benefit)	$3.5	3.6	$(0.9)	2.7	$9.9	10.8	$(2.6)	8.1

The Company contributed $13.0 million for the nine months ended September 30, 2012.

7. Loss per Common Share

The following table sets forth the compilation of basic and diluted net loss per common share for the three and nine months ended September 30, 2012 and 2011:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Numerator:
Net loss for basic loss per common share	$(5.5)	(58.7)	$(10.2)	(260.0)

Denominator:
Weighted average shares for basic net loss per common share	40.3	40.3	40.3	40.2
Effect of dilutive share-based awards	0.1	—	0.1	—

Adjusted weighted average shares for diluted net loss per common share	40.4	40.3	40.4	40.2

Basic net loss per common share	$(0.14)	(1.46)	$(0.25)	(6.47)
Diluted net loss per common share	$(0.14)	(1.46)	$(0.25)	(6.47)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2012 and 2011:

(number of options in millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Number of options	3.7	3.3	3.7	3.3

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Revenues from external sources:
Insurance segments
Personal insurance	$117.4	198.5	$352.1	604.0
Business insurance	83.4	94.3	240.1	283.8
Specialty insurance	60.6	64.0	182.5	171.6

Total insurance segments	261.4	356.8	774.7	1,059.4
Investment operations segment
Net investment income	17.2	20.3	55.2	66.5
Net realized capital gains	7.0	10.2	20.8	25.8

Total investment operations segment	24.2	30.5	76.0	92.3
All other	0.8	0.7	2.7	0.9

Total revenues from external sources	286.4	388.0	853.4	1,152.6
Intersegment revenues:	5.6	2.6	10.3	7.8

Total revenues	292.0	390.6	863.7	1,160.4
Reconciling items:
Eliminate intersegment revenues	(5.6)	(2.6)	(10.3)	(7.8)

Total consolidated revenues	$286.4	388.0	$853.4	1,152.6

Segment gain (loss) before federal income tax:
Insurance segments
Personal insurance SAP underwriting gain (loss)	$2.9	(33.7)	$(8.8)	(133.0)
Business insurance SAP underwriting loss	(7.4)	(30.7)	(40.8)	(87.7)
Specialty insurance SAP underwriting loss	(25.1)	(17.1)	(37.4)	(49.3)

Total insurance segments	(29.6)	(81.5)	(87.0)	(270.0)
Investment operations segment
Net investment income	17.2	20.3	55.2	66.5
Net realized capital gains	7.0	10.2	20.8	25.8

Total investment operations segment	24.2	30.5	76.0	92.3
All other	0.3	0.3	1.4	(0.3)

Total segment loss before tax expense (benefit)	(5.1)	(50.7)	(9.6)	(178.0)
Reconciling items:
GAAP expense adjustments	2.4	0.5	7.7	9.4
Interest expense on corporate debt	(1.8)	(1.9)	(5.3)	(5.4)
Corporate expenses	(1.1)	0.1	(3.1)	(1.7)

Total reconciling items	(0.5)	(1.3)	(0.7)	2.3

Total consolidated loss before federal income tax (benefit) expense	$(5.6)	(52.0)	$(10.3)	(175.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Investable assets attributable to the Company’s investment operations segment totaled $2,315.6 million and $2,585.9 million at September 30, 2012 and December 31, 2011, respectively.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2012 and December 31, 2011, and for the consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2011 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2011 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	(Decrease)/Increase
Losses and loss expenses payable	$(203.4)
Unearned premiums	(106.8)
Pension and postretirement liabilities	(52.3)
Other liabilities	27.6
Accumulated other comprehensive income	59.1
Less:
Deferred policy acquisition costs	(21.8)
Other assets	7.4

Net cash paid	$(261.4)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement for the period indicated:

	Close of business December 31, 2011 – September 30, 2012	January 1, 2011 – December 31, 2011
STFC Pooled Companies:
State Auto P&C	51.0%	59.0%
Milbank	14.0	17.0
Farmers	0.0	3.0
SA Ohio	0.0	1.0

Total STFC Pooled Companies	65.0	80.0
State Auto Mutual Pooled Companies:
State Auto Mutual	34.0	19.0
SA Wisconsin	0.0	0.0
SA Florida	0.0	0.0
Meridian Security	0.0	0.0
Meridian Citizens Mutual	0.5	0.5
Beacon National	0.0	0.0
Patrons Mutual	0.4	0.4
Litchfield	0.1	0.1
RIC	0.0	0.0
Plaza	0.0	0.0
American Compensation	0.0	0.0
Bloomington Compensation	0.0	0.0

Total State Auto Mutual Pooled Companies	35.0	20.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

Our net loss for the three and nine months ended September 30, 2012 was $5.5 million and $10.2 million, respectively, compared to net losses of $58.7 million and $260.0 million, respectively, for the same 2011 periods. Our pretax loss for the three and nine months ended September 30, 2012 was $5.6 million and $10.3 million, respectively, compared to pretax losses of $52.0 million and $175.7 million, respectively, for the same 2011 periods. During the third quarter of 2012, our insurance segment results were negatively impacted by the strengthening of loss reserves in our RED unit within our specialty insurance segment. Our 2012 results to date, when compared to our 2011 results, for the same period, have reflected a significant decrease in weather-related catastrophe losses. Our 2012 results have also been impacted by the reduction in our participation in the Pooling Arrangement to 65% from 80% in 2011, as well as the quota share reinsurance arrangement covering our homeowners book of business, discussed below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2012 and 2011:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2012	2011	2012	2011
Total revenues	$286.4	388.0	$853.4	1,152.6
Net loss	$(5.5)	(58.7)	$(10.2)	(260.0)
Basic (loss) earnings per share	$(0.14)	(1.46)	$(0.25)	(6.47)
Diluted (loss) earnings per share	$(0.14)	(1.46)	$(0.25)	(6.47)
Stockholders’ equity	$739.1	568.0
Return on average equity (LTM)	13.6%	(31.8)%
Book value per share	$18.30	14.12
Debt to capital ratio	13.6	17.0
Cat loss and ALAE ratio	2.8	17.0	7.9	22.0
Non-cat loss and LAE ratio	74.3	71.4	68.8	68.6
Loss and LAE ratio	77.1	88.4	76.7	90.6
Expense ratio	33.1	34.0	33.3	33.7
Combined ratio	110.2	122.4	110.0	124.3
Premium written growth	(29.1)%	6.8	(29.9)%	13.3 (1)
Investment yield	3.2%	3.3	3.4%	3.7

	Three months ended September 30		Nine months ended September 30
SAP Basis :	2012	2011	2012	2011
Cat loss and ALAE points	2.8	17.0	7.9	22.0
Non-cat loss and ALAE	68.9	65.7	62.2	62.3
ULAE	5.4	5.4	6.7	6.1
Loss and LAE ratio	77.1	88.1	76.8	90.4
Expense ratio	33.7	33.0	33.4	32.6
Combined ratio	110.8	121.1	110.2	123.0

	Twelve months ended September 30
	2012	2011
Net premiums written to surplus	1.7	3.0

(1)

Includes an increase of 3.5 points for the nine months ended September 30, 2011 related to the one-time $34.1 million transfer of unearned premium by the Rockhill Insurers on January 1, 2011, in conjunction with the 1.1.11 pool change.

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

Our homeowners business was profitable for the three months ended September 30, 2012, and we ceded an underwriting gain to our reinsurers under the HO QS Arrangement, which increased our GAAP net underwriting loss by $13.1 million and our GAAP combined ratio by 5.8 points. However, for the nine months ended September 30, 2012, our homeowners business produced an underwriting loss, and the HO QS Arrangement improved our GAAP net underwriting loss by $18.5 million and our GAAP combined ratio by 0.7 points.

The following tables set forth, on a pro forma GAAP basis, certain of our key performance indicators excluding the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2012.

Reconciliation Table 1

        Three months ended September 30, 2012

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$261.4	$42.4	$303.8
Losses and LAE incurred:
Cat loss and ALAE	7.2	0.1	7.3
Non-cat loss and LAE	194.2	17.0	211.2

Total Loss and LAE incurred	201.4	17.1	218.5
Acquisition and operating expenses	86.4	12.2	98.6

Net underwriting (loss) gain	$(26.4)	$13.1	$(13.3)

Cat loss and ALAE ratio	2.8%	0.2%	2.4%
Non-cat loss and LAE ratio	74.3%	40.1%	69.5%

Total Loss and LAE ratio	77.1%	40.3%	71.9%
Expense ratio	33.1%	29.0%	32.5%

Combined ratio	110.2%	69.3%	104.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 2

         Nine months ended September 30, 2012

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$774.7	$125.9	$900.6
Losses and LAE incurred:
Cat loss and ALAE	61.2	47.5	108.7
Non-cat loss and LAE	533.2	60.4	593.6

Total Loss and LAE incurred	594.4	107.9	702.3
Acquisition and operating expenses	257.6	36.5	294.1

Net underwriting loss	$(77.3)	$(18.5)	$(95.8)

Cat loss and ALAE ratio	7.9%	37.7%	12.1%
Non-cat loss and LAE ratio	68.8%	48.0%	65.9%

Total Loss and LAE ratio	76.7%	85.7%	78.0%
Expense ratio	33.3%	29.0%	32.7%

Combined ratio	110.0%	114.7%	110.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The HO QS Arrangement increased our SAP net underwriting loss by $11.6 million and our SAP combined ratio by 6.0 points for the third quarter 2012 and decreased our underwriting loss by $20.1 million and our SAP combined ratio by 0.7 points for the nine months ended September 30, 2012.

The following tables set forth, on a pro forma SAP basis, certain of our key performance indicators excluding the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2012.

Reconciliation Table 3

        Three months ended September 30, 2012

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$266.0	$47.5	$313.5
Earned premiums	261.4	42.4	303.8
Losses and LAE incurred:
Cat loss and ALAE	7.2	0.1	7.3
Non-cat loss and ALAE	180.3	17.0	197.3

Total Loss and ALAE	187.5	17.1	204.6
ULAE	14.0	—	14.0

Total Loss and LAE incurred	201.5	17.1	218.6
Underwriting expenses	89.5	13.7	103.2

Net underwriting (loss) gain	$(29.6)	$11.6	$(18.0)

Cat loss and ALAE ratio	2.8%	0.2%	2.4%
Non-cat loss and ALAE ratio	68.9%	40.1%	64.9%

Total loss and ALAE ratio	71.7%	40.3%	67.3%
ULAE ratio	5.4%	0.0%	4.6%

Total loss and LAE ratio	77.1%	40.3%	71.9%
Expense ratio	33.7%	29.0%	32.9%

Combined ratio	110.8%	69.3%	104.8%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 4

        Nine months ended September 30, 2012

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$798.6	$131.4	$930.0
Earned premiums	774.7	125.9	900.6
Losses and LAE incurred:
Cat loss and ALAE	61.2	47.5	108.7
Non-cat loss and ALAE	481.6	60.4	542.0

Total Loss and ALAE	542.8	107.9	650.7
ULAE	52.2	—	52.2

Total Loss and LAE incurred	595.0	107.9	702.9
Underwriting expenses	266.7	38.1	304.8

Net underwriting loss	$(87.0)	$(20.1)	$(107.1)

Cat loss and ALAE ratio	7.9%	37.7%	12.1%
Non-cat loss and ALAE ratio	62.2%	48.0%	60.2%

Total loss and ALAE ratio	70.1%	85.7%	72.3%
ULAE ratio	6.7%	0.0%	5.8%

Total loss and LAE ratio	76.8%	85.7%	78.1%
Expense ratio	33.4%	29.0%	32.8%

Combined ratio	110.2%	114.7%	110.9%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results at Reconciliation Tables 7 and 8 and our homeowners’ line of business at Reconciliation Tables 9 and 10.

Use of Non-GAAP Financial Measures

Certain information and results in our personal, business and specialty insurance segments are presented in a manner which, on a pro forma basis, (i) excludes the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2012, (ii) excludes the one-time impact of the 1.1.11 pool change for the nine months ended September 30, 2011, and (iii) assumes the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011. These presentations are non-GAAP financial measures. We believe these non-GAAP financial measures will enable investors to (a) better understand the significance the reinsurance arrangement cession is contributing to our reported results for the three and nine months ended September 30, 2012, and (b) perform a meaningful comparison of our results of operations for the three and nine months ended September 30, 2012 and 2011. See Reconciliation Tables 1- 4 above and Reconciliation Tables 5-12 below.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30, 2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums	$120.8		92.6		52.6		266.0

Earned premiums	117.4		83.4		60.6		261.4
Cat loss and ALAE	2.4	2.0	4.2	5.2	0.6	0.9	7.2	2.8
Non-cat loss and ALAE	71.3	60.8	43.7	52.2	65.3	107.8	180.3	68.9
ULAE	7.8	6.7	3.9	4.6	2.3	3.8	14.0	5.4
Underwriting expenses	33.0	27.3	39.0	42.1	17.5	33.3	89.5	33.7

SAP underwriting gain (loss) and SAP combined ratio	$2.9	96.8	(7.4)	104.1	(25.1)	145.8	(29.6)	110.8

($ millions)	Three months ended September 30, 2011
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$208.9		92.1		74.1		375.1

Earned premiums	198.5		94.3		64.0		356.8
Cat loss and ALAE	45.5	22.9	14.4	15.1	0.9	1.5	60.8	17.0
Non-cat loss and ALAE	121.9	61.4	64.3	68.2	48.1	75.2	234.3	65.7
ULAE	10.4	5.2	5.8	6.2	3.2	5.0	19.4	5.4
Underwriting expenses	54.4	26.1	40.5	43.9	28.9	39.0	123.8	33.0

SAP underwriting loss and SAP combined ratio	$(33.7)	115.6	(30.7)	133.5	(17.1)	120.7	(81.5)	121.1

(1)	See Reconciliation Table 7 below for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.
(2)	See Reconciliation Table 3 above for the impact of the HO QS Arrangement cession on our SAP underwriting results.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended September 30, 2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums	$355.0		263.2		180.5		798.7

Earned premiums	352.1		240.1		182.5		774.7
Cat loss and ALAE	25.3	7.2	35.0	14.6	0.9	0.5	61.2	7.9
Non-cat loss and ALAE	208.9	59.3	120.9	50.3	151.8	83.2	481.6	62.2
ULAE	31.2	8.9	14.8	6.2	6.2	3.4	52.2	6.7
Underwriting expenses	95.5	26.9	110.2	41.9	61.0	33.8	266.7	33.4

SAP underwriting loss and SAP combined ratio	$(8.8)	102.3	(40.8)	113.0	(37.4)	120.9	(87.0)	110.2

($ millions)	Nine months ended September 30, 2011
	Personal	% Ratio	Business	% Ratio	Specialty	%(3) Ratio	Total	%(3) Ratio
Written premiums (3)	$610.1		289.3		239.9		1,139.3

Earned premiums	604.0		283.8		171.6		1,059.4
Cat loss and ALAE	177.8	29.4	54.1	19.0	1.0	0.6	232.9	22.0
Non-cat loss and ALAE	362.5	60.0	176.7	62.3	120.9	70.5	660.0	62.3
ULAE	39.1	6.5	18.8	6.7	6.9	4.0	64.9	6.1
Underwriting expenses	157.6	25.8	121.9	42.1	92.1	38.4	371.6	32.6

SAP underwriting loss and SAP combined ratio	$(133.0)	121.7	(87.7)	130.1	(49.3)	113.5	(270.0)	123.0

(1)	See Reconciliation Table 8 below for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.
(2)	See Reconciliation Table 4 above for the impact of the HO QS Arrangement cession on our SAP underwriting results.
(3)

Written premium includes a one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers to our specialty insurance segment in conjunction with the 1.1.11 pool change. In connection with this unearned premium transfer, we paid a one-time ceding commission of $8.3 million to the Rockhill Insurers. Combined, these one-time transactions benefitted our specialty insurance segment’s statutory expense ratio by 2.3 points and our overall expense ratio by 0.3 points.

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

The following tables set forth the reconciliation of the one-time impact on net written premiums for the nine months ended September 30, 2011, of the unearned premiums transferred by the Rockhill Insurers to us on January 1, 2011, in conjunction with the 1.1.11 pool change and for the three and nine months ended September 30, 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011:

Reconciliation Table 5

        Three months ended September 30, 2012

	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
			Pro-Forma
($ millions)	As Reported 2012 Net Written Premiums	As Reported 2011 Net Written Premiums	12.31.11 Pool Change Impact	Pro Forma 9/30/11	% Change(1)	% Pro Forma Change(2)
Personal insurance segment:
Personal auto	$98.4	$123.5	$23.1	$100.4	(20.3)	(2.0)
Homeowners	15.4	76.3	14.3	62.0	(79.8)	(75.2)
Other personal	7.0	9.1	1.8	7.3	(23.1)	(4.1)

Total personal	120.8	208.9	39.2	169.7	(42.2)	(28.8)

Business insurance segment:
Commercial auto	20.6	21.6	4.0	17.6	(4.6)	17.0
Commercial multi-peril	25.5	27.5	5.1	22.4	(7.3)	13.9
Fire & allied lines	19.5	22.9	4.3	18.6	(14.8)	4.7
Other & product liability	22.5	14.8	2.8	12.0	52.0	87.7
Other commercial	4.5	5.3	1.0	4.3	(15.1)	4.5

Total business	92.6	92.1	17.2	74.9	0.5	23.7

Specialty insurance segment:
RED	14.0	38.0	7.1	30.9	(63.2)	(54.6)
Rockhill	21.9	17.2	3.2	14.0	27.3	56.4
Workers’ compensation	16.7	18.9	3.5	15.4	(11.6)	8.5

Total specialty	52.6	74.1	13.8	60.3	(29.0)	(12.8)

Total net written premiums	$266.0	$375.1	$70.2	$304.9	(29.1)	(12.7)

(1)	Calculated based on as reported September 30, 2012 net written premiums change from as reported September 30, 2011 net written premiums.
(2)	Calculated based on as reported September 30, 2012 net written premiums change from pro forma September 30, 2011 net written premiums.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 6

        Nine months ended September 30, 2012

	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
			Pro-Forma
($ millions)	As Reported 2012 Net Written Premiums	As Reported 2011 Net Written Premiums	01.01.11 Pool Change Impact	2011 Net Written Premiums Excluding 01.01.11 Pool Change	12.31.11 Pool Change Impact	Pro Forma 9/30/11	% Change(1)	% Pro Forma Change(2)
Personal insurance segment:
Personal auto	$289.9	$370.3	$—	$370.3	$69.4	$300.9	(21.7)	(3.6)
Homeowners	43.0	212.2	—	212.2	39.8	172.4	(79.7)	(75.1)
Other personal	22.1	27.6	—	27.6	5.2	22.4	(19.9)	(1.4)

Total personal	355.0	610.1	—	610.1	114.4	495.7	(41.8)	(28.4)

Business insurance segment:
Commercial auto	66.8	71.7	—	71.7	13.4	58.3	(6.8)	14.7
Commercial multi-peril	75.4	82.2	—	82.2	15.4	66.8	(8.3)	12.9
Fire & allied lines	56.2	70.3	—	70.3	13.2	57.1	(20.1)	(1.6)
Other & product liability	51.3	48.6	—	48.6	9.1	39.5	5.6	29.9
Other commercial	13.5	16.5	—	16.5	3.1	13.4	(18.2)	0.7

Total business	263.2	289.3	—	289.3	54.2	235.1	(9.0)	12.0

Specialty insurance segment:
RED	56.9	97.3	—	97.3	18.2	79.1	(41.5)	(28.0)
Rockhill	70.0	77.3	24.3	53.0	9.9	43.1	(9.4)	62.6
Workers’ compensation	53.6	65.3	9.8	55.5	10.4	45.1	(17.9)	18.9

Total specialty	180.5	239.9	34.1	205.8	38.5	167.3	(24.8)	7.9

Total net written premiums	$798.7	$1,139.3	$34.1	$1,105.2	$207.1	$898.1	(29.9)	(11.1)

(1)	Calculated based on as reported September 30, 2012 net written premiums change from as reported September 30, 2011 net written premiums.
(2)	Calculated based on as reported September 30, 2012 net written premiums change from pro forma September 30, 2011 net written premiums.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Tables 5 and 6 above).

Table 1

	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
($ millions)	2012	Pro- forma 2011	% Change	2012	Pro- forma 2011	% Change
Personal insurance segment:
Personal auto	$98.4	100.4	(2.0)	$289.9	300.9	(3.6)
Homeowners	15.4	62.0	(75.2)	43.0	172.4	(75.1)
Other personal	7.0	7.3	(4.1)	22.1	22.4	(1.4)

Total personal	$120.8	169.7	(28.8)	$355.0	495.7	(28.4)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30:

Table 2

	($ millions)%
Three months ended September 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Personal insurance segment:
Personal auto	$95.1	$0.3	$62.0	$62.3	0.3	65.2	65.5
Homeowners	15.3	(0.8)	5.3	4.5	(5.1)	34.6	29.5
Other personal	7.0	2.9	4.0	6.9	41.2	57.4	98.6
Total personal	117.4	2.4	71.3	73.7	2.0	60.8	62.8
ULAE	—	—	—	7.8	—	—	6.7
Total	$117.4	$2.4	$71.3	$81.5	2.0	60.8	69.5

2011
Personal insurance segment:
Personal auto	$121.4	$3.8	$80.1	$83.9	3.1	65.9	69.0
Homeowners	68.3	39.4	37.2	76.6	57.9	54.4	112.3
Other personal	8.8	2.3	4.6	6.9	25.6	52.5	78.1
Total personal	198.5	45.5	121.9	167.4	22.9	61.4	84.3
ULAE	—	—	—	10.4	—	—	5.2
Total	$198.5	$45.5	$121.9	$177.8	22.9	61.4	89.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

	($ millions)%
Nine months ended September 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Personal insurance segment:
Personal auto	$286.9	$10.5	$179.3	$189.8	3.6	62.5	66.1
Homeowners	44.4	6.9	20.2	27.1	15.6	45.6	61.2
Other personal	20.8	7.9	9.4	17.3	37.7	45.2	82.9
Total personal	352.1	25.3	208.9	234.2	7.2	59.3	66.5
ULAE	—	—	—	31.2	—	—	8.9
Total	$352.1	$25.3	$208.9	$265.4	7.2	59.3	75.4

2011
Personal insurance segment:
Personal auto	$373.0	$16.7	$233.5	$250.2	4.5	62.6	67.1
Homeowners	204.7	153.0	115.1	268.1	74.8	56.2	131.0
Other personal	26.3	8.1	13.9	22.0	30.7	52.7	83.4
Total personal	604.0	177.8	362.5	540.3	29.4	60.0	89.4
ULAE	—	—	—	39.1	—	—	6.5
Total	$604.0	$177.8	$362.5	$579.4	29.4	60.0	95.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

In our personal insurance segment, the HO QS Arrangement increased our SAP net underwriting loss by $11.6 million and our SAP combined ratio by 7.3 points for the third quarter 2012 and decreased our SAP underwriting loss by $20.1 million and our SAP combined ratio by 3.2 points for the nine months ended September 30, 2012.

The following tables set forth certain key performance indicators concerning our personal insurance segment which excludes, on a pro forma SAP basis, the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2012.

Reconciliation Table 7

        Three months ended September 30, 2012

	SAP HO QS Arrangement Cession - Personal Insurance
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$120.8	$47.5	$168.3
Earned premiums	117.4	42.4	159.8
Losses and LAE Incurred:
Cat loss and ALAE	2.4	0.1	2.5
Non-cat loss and ALAE	71.3	17.0	88.3

Total Loss and ALAE	73.7	17.1	90.8
ULAE	7.8	—	7.8

Total Loss and LAE incurred	81.5	17.1	98.6
Underwriting expenses	33.0	13.7	46.7

Net underwriting gain	$2.9	$11.6	$14.5

Cat loss and ALAE ratio	2.0%	0.2%	1.6%
Non-cat loss and ALAE ratio	60.8%	40.1%	55.3%

Total Loss and ALAE ratio	62.8%	40.3%	56.9%
ULAE ratio	6.7%	0.0%	4.9%

Total Loss and LAE ratio	69.5%	40.3%	61.8%
Expense ratio	27.3%	29.0%	27.7%

Combined ratio	96.8%	69.3%	89.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 8

        Nine months ended September 30, 2012

	SAP HO QS Arrangement Cession - Personal Insurance
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$355.0	$131.4	$486.4
Earned premiums	352.1	125.9	478.0
Losses and LAE Incurred:
Cat loss and ALAE	25.3	47.5	72.8
Non-cat loss and ALAE	208.9	60.4	269.3

Total Loss and ALAE	234.2	107.9	342.1
ULAE	31.2	—	31.2

Total Loss and LAE incurred	265.4	107.9	373.3
Underwriting expenses	95.5	38.1	133.6

Net underwriting loss	$(8.8)	$(20.1)	$(28.9)

Cat loss and ALAE ratio	7.2%	37.7%	15.2%
Non-cat loss and ALAE ratio	59.3%	48.0%	56.3%

Total Loss and ALAE ratio	66.5%	85.7%	71.5%
ULAE ratio	8.9%	0.0%	6.5%

Total Loss and LAE ratio	75.4%	85.7%	78.0%
Expense ratio	26.9%	29.0%	27.5%

Combined ratio	102.3%	114.7%	105.5%

Catastrophe losses on our personal insurance segment were $2.4 million and $25.3 million, or 2.0 points and 7.2 points, for the three and nine months ended September 30, 2012, respectively (Tables 2 and 3). In the third quarter 2012, we reported homeowners catastrophe losses of negative $0.8 million (Table 2) due to a positive reserve development regarding events prior to the inception of the HO QS Arrangement, which are excluded from the HO QS Arrangement. In addition, we revised our estimates downward relating to catastrophes occurring in the first six months of 2012. For the three and nine months ended September 30, 2012, cessions under the HO QS Arrangement reduced our personal insurance segment catastrophe losses by $0.1 million and $47.5 million, respectively (Reconciliation Tables 7 and 8). For the three and nine months ended September 30, 2012, the catastrophe loss ratio increased 0.4 points and decreased 8.0 points, respectively due to the HO QS Arrangement (Reconciliation Tables 7 and 8). Catastrophe losses on our personal insurance segment were $45.5 million and $177.8 million, or 22.9 points and 29.4 points, for the three and nine months ended September 30, 2011, respectively (Tables 2 and 3).

Personal auto net written premiums for the three and nine months ended September 30, 2012 decreased 20.3% and 21.7%, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). Personal auto net written premiums for the three and nine months ended September 30, 2012 decreased 2.0% and 3.6%, respectively, compared to the three and nine months ended September 30, 2011 pro forma net written premiums (Table 1). While we have experienced a decline in premiums in our personal auto business, we have continued to achieve premium growth in several states consistent with our strategy to expand our geographic footprint beyond our core Midwest states. Much of this premium growth has been from the states of Texas, Colorado, Connecticut and

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Georgia. In addition, we have produced personal auto premium growth in underpenetrated states, such as Illinois and Michigan. While premiums have declined, we have experienced a slight increase in personal auto new business submissions and improved issue to quote ratios. We believe our aggressive actions in addressing profit levels in our homeowners book of business have also impacted our personal auto accounts and contributed to the loss of auto policies and the overall premium decline.

Homeowners net written premiums for the three and nine months ended September 30, 2012, decreased $60.9 million and $169.2 million, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). Homeowners net written premiums for the three and nine months ended September 30, 2012, decreased $46.6 million and $129.4 million, respectively, compared to three and nine months ended September 30, 2011 pro forma net written premiums (Table 1). For the three and nine months ended September 30, 2012, net written premiums ceded under the HO QS Arrangement were $47.5 million and $131.4 million, respectively, which accounted for the decline when compared to the same 2011 periods (Reconciliation Tables 7 and 8).

For the three and nine months ended September 30, 2012, homeowners net written premiums, excluding the impact of the HO QS Arrangement, were $62.9 million (Reconciliation Table 9) and $174.4 million (Reconciliation Table 10), respectively, compared to $62.0 million (Table 1) pro forma and $172.4 million (Table 1) pro forma, respectively, for the same 2011 periods. While we continue to implement rate increases, we have seen a decline in our policy counts from our core states of Ohio, Kentucky, Indiana, and Tennessee. However, we have seen policy count growth in states that we have either expanded into or identified as profitable growth opportunities.

The following tables set forth, on a pro forma SAP basis, certain key performance indicators concerning the homeowners’ line of business excluding the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2012.

Reconciliation Table 9

        Three months ended September 30, 2012

	SAP HO QS Arrangement Cession - Homeowners
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$15.4	$47.5	$62.9
Earned premiums	15.3	42.4	57.7
Losses and LAE incurred:
Cat loss and ALAE	(0.8)	0.1	(0.7)
Non-cat loss and ALAE	5.3	17.0	22.3

Total Loss and ALAE incurred	$4.5	$17.1	$21.6
Cat loss and ALAE ratio	(5.1)%	0.2%	(1.2)%
Non-cat loss and ALAE ratio	34.6%	40.1%	38.6%

Total Loss and ALAE ratio	29.5%	40.3%	37.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 10

        Nine months ended September 30, 2012

	SAP HO QS Arrangement Cession - Homeowners
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$43.0	$131.4	$174.4
Earned premiums	44.4	125.9	170.3
Losses and LAE incurred:
Cat loss and ALAE	6.9	47.5	54.4
Non-cat loss and ALAE	20.2	60.4	80.6

Total Loss and ALAE incurred	$27.1	$107.9	$135.0
Cat loss and ALAE ratio	15.6%	37.7%	31.9%
Non-cat loss and ALAE ratio	45.6%	48.0%	47.3%

Total Loss and ALAE ratio	61.2%	85.7%	79.2%

For the three and nine months ended September 30, 2012, the HO QS Arrangement improved our homeowners SAP loss and ALAE ratio by 7.9 points and 18.0 points, respectively, with catastrophe losses accounting for 3.9 points and 16.3 points, respectively, of this improvement. For the three and nine months ended September 30, 2012, the HO QS Arrangement improved our homeowners SAP non-catastrophe loss ratio by 4.0 points and 1.7 points, respectively.

The homeowners SAP non-catastrophe loss ratio for the three and nine months ended September 30, 2012, decreased 19.8 points and 10.6 points, respectively, when compared to the same 2011 periods (Tables 2 and 3). As we recognize our recent significant rate increases as earned premium, we are experiencing an improvement in our non-catastrophe loss ratio. We will continue to aggressively address our rate needs in the homeowners’ book of business and have received regulatory approval to implement rate increases averaging approximately 15% in 26 of 28 of our active states in 2012. The most wind and adverse weather prone states are, in general, receiving higher rate increases.

We continue to implement additional strategies to improve our homeowners results. By year end 2012, our CustomFitSM homeowners product will be deployed in 20 of our 28 active states. We have placed a priority on introducing this product in states which have historically experienced significant catastrophe losses. States with the CustomFit homeowners product represent approximately 80% of our homeowners’ premium and 86% of our five year wind/hail losses. We are in the process of developing our second generation of our CustomFit homeowners product, which enhances our ability to predict non-weather related losses, and are on target to deploy this product in two states by the end of 2012.

In addition to rate increases and the continued deployment of our CustomFit homeowners product, we are aggressively evaluating and monitoring unprofitable agencies. This review includes evaluation of an agency’s existing policies, implementation of tighter new business and renewal guidelines for that agency, and the application of other loss mitigation tools for use by that agency. These efforts are directed at improving the operating results at the agency level. We are continuing with a proactive insurance to value program, which is designed to have our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss. Proper insurance to value ensures that our premiums are commensurate with our loss exposure. In addition, we have implemented mandatory wind and hail deductibles in targeted catastrophe prone states. We continue to evaluate if this loss mitigation tool is necessary in any additional states with annual rate reviews.

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

Business Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our business insurance segment for the three and nine months ended September 30, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Tables 5 and 6 above).

Table 4

	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
($ millions)	2012	Pro- forma 2011	% Change	2012	Pro- forma 2011	% Change
Business insurance segment:
Commercial auto	$20.6	17.6	17.0	$66.8	58.3	14.7
Commercial multi-peril	25.5	22.4	13.9	75.4	66.8	12.9
Fire & allied lines	19.5	18.6	4.7	56.2	57.1	(1.6)
Other & product liability	22.5	12.0	87.7	51.3	39.5	29.9
Other commercial	4.5	4.3	4.5	13.5	13.4	0.7

Total business	$92.6	74.9	23.7	$263.2	235.1	12.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30:

Table 5

	($ millions)%
Three months ended September 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2012
Business insurance segment:
Commercial auto	$20.7	$0.1	$13.8	$13.9	0.7	66.5	67.2
Commercial multi-peril	23.9	0.7	12.1	12.8	3.0	50.6	53.6
Fire & allied lines	18.6	3.3	4.7	8.0	18.0	25.0	43.0
Other & product liability	15.6	—	12.0	12.0	—	77.2	77.2
Other commercial	4.6	0.1	1.1	1.2	2.0	21.7	23.7
Total business	83.4	4.2	43.7	47.9	5.2	52.2	57.4
ULAE	—	—	—	3.9	—	—	4.6
Total	$83.4	$4.2	$43.7	$51.8	5.2	52.2	62.0

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2011
Business insurance segment:
Commercial auto	$23.5	$0.7	$15.7	$16.4	2.8	66.8	69.6
Commercial multi-peril	26.0	5.7	15.6	21.3	21.8	60.0	81.8
Fire & allied lines	23.3	8.0	15.1	23.1	34.3	64.9	99.2
Other & product liability	16.2	—	16.3	16.3	—	101.7	101.7
Other commercial	5.3	—	1.6	1.6	(0.6)	28.8	28.2
Total business	94.3	14.4	64.3	78.7	15.1	68.2	83.3
ULAE	—	—	—	5.8	—	—	6.2
Total	$94.3	$14.4	$64.3	$84.5	15.1	68.2	89.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

	($ millions)%
Nine months ended September 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2012
Business insurance segment:
Commercial auto	$59.7	$0.7	$36.7	$37.4	1.2	61.4	62.6
Commercial multi-peril	69.2	12.2	37.9	50.1	17.7	54.8	72.5
Fire & allied lines	55.6	21.9	16.6	38.5	39.4	29.8	69.2
Other & product liability	42.4	—	26.1	26.1	—	61.5	61.5
Other commercial	13.2	0.2	3.6	3.8	1.1	27.4	28.5
Total business	240.1	35.0	120.9	155.9	14.6	50.3	64.9
ULAE	—	—	—	14.8	—	—	6.2
Total	$240.1	$35.0	$120.9	$170.7	14.6	50.3	71.1

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2011
Business insurance segment:
Commercial auto	$70.4	$3.1	$43.1	$46.2	4.4	61.2	65.6
Commercial multi-peril	76.8	22.8	41.1	63.9	29.7	53.5	83.2
Fire & allied lines	71.1	27.4	43.9	71.3	38.6	61.7	100.3
Other & product liability	49.1	—	43.3	43.3	—	88.3	88.3
Other commercial	16.4	0.8	5.3	6.1	4.4	32.3	36.7
Total business	283.8	54.1	176.7	230.8	19.0	62.3	81.3
ULAE	—	—	—	18.8	—	—	6.7
Total	$283.8	$54.1	$176.7	$249.6	19.0	62.3	88.0

Net written premiums for the business insurance segment for the three and nine months ended September 30, 2012 increased 0.5% and decreased 9.0%, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). The business insurance segment net written premiums for the three and nine months ended September 30, 2012 increased 23.7% and 12.0%, respectively, compared to the three and nine months ended September 30, 2011 pro forma net written premiums (Table 4). Our premium growth is being driven primarily by three factors: (i) we are writing larger average premium new business accounts, (ii) we are receiving modest pricing increases on renewal business, and (iii) we are experiencing more growth on existing polices due to improved economic conditions. Additionally, business insurance segment net written premiums included $7.2 million of unearned premiums transferred as the result of terminating an umbrella quota share reinsurance arrangement effective July 1, 2012. For the three and nine months ended September 30, 2011, $3.4 million and $10.4 million of written premiums, respectively, were ceded under the umbrella treaty. For the three and nine months ended September 30, 2012, the termination of this umbrella treaty accounted for 14.6 points and 4.7 points, respectively, of the net written premium growth compared to the three and nine months ended September 30, 2011 pro forma net written premiums.

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

In 2013, we anticipate seeing the benefits from our new commercial lines project, “Business Insurance Evolution.” This project is designed to enhance our pricing models, introduce business rules and improve work processes. Updated models will be in place to provide more granular rating and risk identification. We believe that our business processes will promote greater efficiency and quicker quoting for our agents. Business rules will be implemented to improve workflow and underwriting decision making. Ultimately, we expect this will help us achieve more profitable and consistent underwriting results coupled with lower expenses.

Our SAP non-catastrophe loss ratio in our business insurance segment for the three and nine months ended September 30, 2012, decreased 16.0 points and 12.0 points, respectively, compared to the same 2011 periods (Tables 5 and 6). This decrease was primarily due to fewer large losses in our fire and allied and other & product liability lines. Similar to the personal insurance segment, we believe that the continued implementation of our claim initiatives will improve our business insurance loss ratio.

Specialty Insurance Segment

The following table sets forth a summary of net written premiums by major product line of business for our specialty insurance segment for the three and nine months ended September 30, 2012 and 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage was in effect as of January 1, 2011 (See Reconciliation Tables 5 and 6 above).

Table 7

	Three months ended September 30			Nine months ended September 30
	Net Written Premiums
($ millions)	2012	Pro- forma 2011	% Change	2012	Pro- forma 2011	% Change
Specialty insurance segment:
RED	$14.0	30.9	(54.6)	$56.9	79.1	(28.0)
Rockhill	21.9	14.0	56.4	70.0	43.1	62.6
Workers’ compensation	16.7	15.4	8.5	53.6	45.1	18.9

Total specialty	$52.6	60.3	(12.8)	$180.5	167.3	7.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth a summary of SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30:

Table 8

($ millions) Three months ended September 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2012	$60.6	$0.6	$65.3	$65.9	0.9	107.8	108.7
ULAE	—	—	—	2.3	—	—	3.8

Total	$60.6	$0.6	$65.3	$68.2	0.9	107.8	112.5

2011	$64.0	$0.9	$48.1	$49.0	1.5	75.2	76.7
ULAE	—	—	—	3.2	—	—	5.0

Total	$64.0	$0.9	$48.1	$52.2	1.5	75.2	81.7

Table 9

($ millions) Nine months ended September 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2012	$182.5	$0.9	$151.8	$152.7	0.5	83.2	83.7
ULAE	—	—	—	6.2	—	—	3.4

Total	$182.5	$0.9	$151.8	$158.9	0.5	83.2	87.1

2011	$171.6	$1.0	$120.9	$121.9	0.6	70.5	71.1
ULAE	—	—	—	6.9	—	—	4.0

Total	$171.6	$1.0	$120.9	$128.8	0.6	70.5	75.1

Net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2012 decreased 29.0% and 24.8%, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). The specialty insurance segment net written premiums for the three and nine months ended September 30, 2012 decreased 12.6% and increased 7.9%, respectively, compared to the three and nine months ended September 30, 2011 pro forma net written premiums (Table 7).

Net written premiums for our RED unit for the three and nine months ended September 30, 2012 decreased 63.2% and 41.5%, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). The RED unit net written premiums for the three and nine months ended September 30, 2012 decreased 54.6% and 28.0%, respectively, compared to the three and nine months ended September 30, 2011 pro forma net written premiums (Table 7). The decrease in net written premiums was primarily due to the cancellation of a large commercial auto program as of April 1, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for our Rockhill unit for the three and nine months ended September 30, 2012 increased 27.3% and decreased 9.4%, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). The Rockhill unit net written premiums for the three and nine months ended September 30, 2012 increased 56.4% and 62.6%, respectively, compared to the three and nine months ended September 30, 2011 pro forma net written premiums (Table 7). The increase was impacted by the following:

•

Growth driven by the addition of five new specialty programs, including a new general binding authority unit which focuses on small account excess and surplus lines business generated through managing general underwriters. These new programs accounted for $4.7 million and $11.2 million of the premium growth for the three and nine months ended September 30, 2012, respectively;

•

Changes in the structure of two liability lines and all other perils reinsurance programs made in 2011, which resulted in our retaining additional written premium of $6.5 million for the nine months ended September 30, 2012;

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

Net written premiums for our workers’ compensation unit for the three and nine months ended September 30, 2012 decreased 11.6% and 17.9%, respectively, compared to the same 2011 periods (Reconciliation Tables 5 and 6). The workers’ compensation unit net written premiums for the three and nine months ended September 30, 2012 increased 8.5% and 18.9%, respectively, compared to the three and nine months ended September 30, 2011 pro forma net written premiums (Table 7). The premium growth in our workers’ compensation unit was driven by increases in our mono-line product due primarily to state expansion and a firming market place along with growth in our small account workers’ compensation product written in conjunction with our standard business products.

The SAP non-catastrophe loss ratio for the specialty lines insurance segment for the three and nine months ended September 30, 2012 increased 32.6 points (Table 8) and 12.7 points (Table 9), respectively, compared to the same 2011 periods due primarily to $19.5 million of loss and loss expense reserve strengthening within our RED unit principally related to a large commercial auto trucking program. As previously discussed, this program was cancelled as of April 1, 2012.

The specialty insurance segment produced net underwriting losses for the three and nine months ended September 30, 2012, of $25.1 million and $37.4 million, respectively, primarily due to the unprofitable performance of the RED unit as well as unfavorable development on prior accident years in our workers’ compensation middle market accounts. In our specialty insurance segment, RED underwriting results increased our SAP net underwriting loss by $22.6 million and $35.7 million, respectively, and increased our SAP combined ratio by 39.7 and 25.0 points, respectively, for the three and nine months ended September 30, 2012. As previously disclosed, we have reorganized and merged the operations of RED into the Rockhill unit’s program division and have terminated or sent notice of termination representing substantially all of the business written by the former management team of RED. We will continue writing program business through Rockhill unit.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a pro forma SAP basis, certain of our key performance indicators of our specialty insurance segment excluding the impact of the RED underwriting results for the three and nine months ended September 30, 2012.

Reconciliation Table 11

        Three months ended September 30, 2012

($ millions)	SAP RED Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$52.6	$14.0	$38.6
Earned premiums	60.6	22.5	38.1
Losses and LAE incurred:
Cat loss and ALAE	0.6	0.5	0.1
Non-cat loss and ALAE	65.3	38.7	26.6

Total Loss and ALAE	65.9	39.2	26.7
ULAE	2.3	1.0	1.3

Total Loss and LAE incurred	68.2	40.2	28.0

Acquisition and operating expenses	17.5	4.9	12.6

Net underwriting loss	$(25.1)	$(22.6)	$(2.5)

Cat loss and ALAE ratio	0.9%	2.2%	0.3%
Non-cat loss and ALAE ratio	107.8%	172.0%	69.8%

Total Loss and ALAE ratio	108.7%	174.2%	70.1%
ULAE ratio	3.8%	4.4%	3.4%

Total Loss and LAE ratio	112.5%	178.6%	73.5%

Expense ratio	33.3%	35.1%	32.6%

Combined ratio	145.8%	213.7%	106.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 12

        Nine months ended September 30, 2012

($ millions)	SAP RED Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$180.5	$56.9	$123.6
Earned premiums	182.5	77.6	104.9
Losses and LAE incurred:
Cat loss and ALAE	0.9	0.5	0.4
Non-cat loss and ALAE	151.8	88.0	63.8

Total Loss and ALAE	152.7	88.5	64.2
ULAE	6.2	3.4	2.8

Total Loss and LAE incurred	158.9	91.9	67.0

Acquisition and operating expenses	61.0	21.4	39.6

Net underwriting loss	$(37.4)	$(35.7)	$(1.7)

Cat loss and ALAE ratio	0.5%	0.6%	0.4%
Non-cat loss and ALAE ratio	83.2%	113.4%	60.8%

Total Loss and ALAE ratio	83.7%	114.0%	61.2%
ULAE ratio	3.4%	4.4%	2.7%

Total Loss and LAE ratio	87.1%	118.4%	63.9%

Expense ratio	33.8%	37.6%	32.0%

Combined ratio	120.9%	156.0%	95.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable

The following table sets forth losses and loss expenses payable by major line of business at September 30, 2012 and December 31, 2011:

($ millions)	September 30, 2012	December 31, 2011	$ Change
Personal insurance segment:
Personal auto	$188.3	195.9	(7.6)
Homeowners	42.3	71.9	(29.6)
Other personal	13.2	11.2	2.0

Total personal	243.8	279.0	(35.2)

Business insurance segment:
Commercial auto	80.7	76.9	3.8
Commercial multi-peril	79.4	73.5	5.9
Fire & allied lines	22.9	24.3	(1.4)
Other & product liability	160.0	158.6	1.4
Other business	2.9	3.6	(0.7)

Total business	345.9	336.9	9.0

Specialty insurance segment	337.5	265.7	71.8

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$927.2	881.6	45.6

Losses and loss expenses payable increased $45.6 million since December 31, 2011. The increase of $71.8 million in our specialty insurance segment was primarily due to earned premium growth across the segment, and the corresponding increase in claims activity, as well as the previously mentioned loss and loss expense reserve strengthening with our RED unit. Our homeowners line of business declined $29.6 million primarily due to the ceding of reserves to unaffiliated reinsurers in connection with the HO QS Arrangement. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 33.1 and 34.0 for the three months ended September 30, 2012 and 2011, respectively, and 33.3 and 33.7 for the nine months ended September 30, 2012 and 2011, respectively.

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

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2012 and December 31, 2011:

($ millions)	September 30, 2012	% of Total	December 31, 2011	% of Total
Cash and cash equivalents	$64.2	2.8	$356.0	13.8
Fixed maturities, at fair value:
Fixed maturities	1,653.7	71.4	1,674.5	64.8
Treasury inflation-protected securities	230.2	10.0	260.4	10.1

Total fixed maturities	1,883.9	81.4	1,934.9	74.9
Notes receivable from affiliate (1)	70.0	3.0	70.0	2.7
Equity securities, at fair value:
Large-cap securities	182.1	7.9	122.1	4.7
Small-cap securities	53.0	2.3	45.2	1.7

Total equity securities	235.1	10.2	167.3	6.4
Other invested assets, at fair value:
International instruments	56.4	2.4	52.6	2.0
Other invested assets	5.5	0.2	4.6	0.2

Total other invested assets, at fair value	61.9	2.6	57.2	2.2
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,315.6	100.0	$2,585.9	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$40.1	40.8
Due after 1 year through 5 years	298.3	319.4
Due after 5 years through 10 years	428.5	470.2
Due after 10 years	571.6	621.0
U.S. government agencies residential mortgage-backed securities	407.1	432.5

Total	$1,745.6	1,883.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 3.80 and 3.71 as of September 30, 2012 and December 31, 2011, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2012 and 2011:

($ millions)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Gross investment income:
Fixed maturities	$14.7	18.4	$49.1	60.2
Equity securities	1.5	1.1	3.5	3.8
Other	1.4	1.4	4.1	4.2

Total gross investment income	17.6	20.9	56.7	68.2
Less: Investment expenses	0.4	0.6	1.5	1.7

Net investment income	$17.2	20.3	$55.2	66.5

Average invested assets (at cost)	$2,131.4	2,425.4	$2,180.6	2,403.4
Annualized investment yield	3.2%	3.3	3.4%	3.7
Annualized investment yield, after tax	2.5%	2.7	2.6%	2.9
Net investment income, after tax	$13.4	16.4	$42.5	52.1
Effective tax rate	21.8%	19.0	22.9%	21.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our investment operations revenue for the three and nine months ended September 30, 2012 was primarily impacted by the following factors:

•	A cash outflow of $336.9 million related to the settlement of the 12.31.11 pool change and the HO QS Arrangement.
•

Interest earned on our fixed maturity securities declined primarily due to lower yields. As our higher yielding bonds mature or are called by the issuers, the proceeds are being reinvested at a lower interest rate.

•

Income earned on our Treasury Inflation-Protected Securities, which is dependent on changes in the CPI Index, decreased by $2.0 million and $4.7 million, respectively, for the three and nine months ended September 30, 2012 when compared to the same 2011 periods.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
($ millions)	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$3.3	109.9	$14.0	293.9
Equity securities	4.8	22.3	11.5	60.2

Total realized gains	8.1	132.2	25.5	354.1

Realized losses:
Equity securities:
Sales	(0.4)	1.5	(2.3)	4.8
OTTI	(0.7)	—	(2.2)	—
Fixed maturities:
OTTI	—	—	(0.2)	—

Total realized losses	(1.1)	1.5	(4.7)	4.8

Net realized gains on investments	$7.0	133.7	$20.8	358.9

During the first nine months of 2012, equity sales were executed for various reasons, including: (i) to accumulate cash for settlement of the transfers related to the 12.31.11 pool change (ii) the achievement of our price target, (iii) in response to negative outlook announcements or changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iv) in order to manage our equity holdings consistent with our investment policy.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	8	$(0.7)	27	$(2.2)
Fixed maturities:	—	—	1	(0.2)

Total other-than-temporary impairments	8	$(0.7)	28	$(2.4)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at September 30, 2012, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2012:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$334.1	$40.0	61	$—	3	$374.1
Obligations of states and political subdivisions	745.2	53.1	306	—	3	798.3
Corporate securities	259.2	20.0	82	(0.2)	5	279.0
U.S. government agencies residential mortgage-backed securities	407.1	26.4	130	(1.0)	15	432.5

Total fixed maturities	1,745.6	139.5	579	(1.2)	26	1,883.9

Equity securities:
Large-cap securities	154.5	28.8	45	(1.2)	8	182.1
Small-cap securities	41.6	11.4	79	—	—	53.0

Total equity securities	196.1	40.2	124	(1.2)	8	235.1
Other invested assets	48.9	13.0	3	—	—	61.9

Total available-for-sale investments	$1,990.6	$192.7	706	$(2.4)	34	$2,180.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at September 30, 2012 and December 31, 2011, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2012:

($ millions)	September 30, 2012	December 31, 2011	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$138.3	117.6	20.7
Equity securities	39.0	25.6	13.4
Other invested assets	13.0	8.6	4.4

Unrealized gains	190.3	151.8	38.5

Deferred federal income tax liability, net	(53.1)	(53.1)	—

Unrealized gains, net of tax	$137.2	98.7	38.5

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2012 and December 31, 2011.

As of September 30, 2012, Level 3 assets as a percentage of total assets were 0.3% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. At September 30, 2012 and December 31, 2011, we recorded a valuation of $98.9 million and $103.3 million, respectively. The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30		Nine months ended September 30
($ millions)	2012	2011	2012	2011
Loss before federal income taxes	$(5.6)	$(52.0)	$(10.3)	$(175.7)
Current tax benefit	(0.1)	0.3	(0.1)	(6.4)
Deferred tax benefit	(4.2)	(22.5)	(9.9)	(64.8)

	(4.3)	(22.2)	(10.0)	(71.2)
Valuation allowance	4.2	28.9	9.9	155.5

Total Federal income tax (benefit) expense	(0.1)	6.7	(0.1)	84.3

Net loss	$(5.5)	$(58.7)	$(10.2)	$(260.0)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and nine months ended September 30, 2012:

($ millions)	Three months ended September 30	Nine months ended September 30
	2012	2012
Continuing operations	$4.2	$9.9
Other comprehensive income	(10.3)	(14.3)

Change in valuation allowance	$(6.1)	$(4.4)

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary for the three and nine months ended September 30, 2012.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2012 and December 31, 2011, we had $64.2 million and $356.0 million, respectively, in cash and cash equivalents, and $2,180.9 million and $2,159.4 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $9.7 million and $9.9 million of securities on deposit with insurance regulators as required by law at September 30, 2012 and December 31, 2011, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

Net cash used in operating activities was $308.5 for the first nine months of 2012 compared to net cash provided by operating activities of $34.4 million for the first nine months of 2011. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement.

Net cash provided by investing activities was $34.0 million and $80.4 million for the first nine months of 2012 and 2011, respectively. In the first quarter of 2012, we continued to raise funds to complete the settlement of amounts owned related to the 12.31.11 pool change and the HO QS Arrangement.

Net cash used in financing activities was $17.3 million and $16.4 million for the first nine months of 2012 and 2011, respectively.

Borrowing Arrangements

Credit Agreement

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing to occur. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of September 30, 2012, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2012 and 2011 were 4.62% and 4.50%, respectively.

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

The HO QS Arrangement provides the reinsurers with certain contractual rights in the event that a “material adverse change,” as defined in the agreement (the “MAC clause”), occurs to the State Auto Group. For example, the reinsurers may request the revision or renegotiation of certain terms of the agreement if the State Auto Group’s homeowners exposure growth exceeds specified levels or if the State Auto Group makes significant underwriting, claim handling or business mix changes that adversely impact the business reinsured under the agreement. In the event the parties do not agree on revised terms, the reinsurers may cancel the HO QS Arrangement. Under the MAC clause, the reinsurers may reduce the ceding commission proportionally in the event the homeowners rate changes implemented fall short of our pricing plan by more than certain stipulated contractual amounts. As of September 30, 2012, none of the reinsurers rights under the MAC clause had been triggered.

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

Property Catastrophe

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering catastrophe related events affecting at least two risks. As of June 1, 2012, this property catastrophe reinsurance agreement was revised to include property business written through our specialty insurance segment. Under this agreement, we retain the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $245.0 million (previously $160.0 million) of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $300.0 million (previously $215.0 million) of covered losses, each occurrence. Under this agreement, our companies are responsible for losses above $300.0 million (previously $215.0 million).

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

Regulatory Considerations

At September 30, 2012, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.1	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

State Auto Financial Corporation

Date: November 7, 2012	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)