Form 10-K
period 2012-12-31
State Auto Financial CORP
filed 2013-03-08
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $212,461,602.

On February 25, 2013, the Registrant had 40,518,650 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the annual meeting of shareholders to be held May 3, 2013 (the “2013 Proxy Statement”), which will be filed within 120 days of December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K for the year ended December 31, 2012

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

We, us, our or the Company

Refers to STFC and its consolidated subsidiaries, namely State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company (“Milbank”), State Auto Insurance Company of Ohio (“SA Ohio”), Stateco Financial Services, Inc. (“Stateco”). STFC’s former subsidiary Farmers Casualty Insurance Company (“Farmers”) was merged into State Auto P&C as of the close of business on December 31, 2012. STFC’s former subsidiary State Auto National Insurance Company (“SA National”) has been included through December 31, 2010, the date of its sale to a third party.

State Auto Mutual or our parent company

Refers to State Automobile Mutual Insurance Company, which owns approximately 62% of STFC’s outstanding common shares. State Auto Mutual also owns Risk Evaluation & Design, LLC (“RED”), which acts as a managing general underwriter exclusively for the benefit of our Pooled Companies.

STFC Pooled Companies	Refers to State Auto P&C, Milbank, SA Ohio, and, from January 1, 2010 through December 31, 2010, SA National.

Mutual Pooled Companies

Refers to State Auto Mutual, and certain subsidiaries and affiliates of State Auto Mutual, namely State Auto Florida Insurance Company (“SA Florida”), State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Security Insurance Company (“Meridian Security”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Beacon National Insurance Company (“Beacon National”), Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”), Litchfield Mutual Fire Insurance Company (“Litchfield”) and, as of January 1, 2011, Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”). At the close of business on December 31, 2012, SA Florida and Beacon National were merged into Meridian Security.

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

Rockhill Insurers	Refers to RIC, Plaza, American Compensation and Bloomington Compensation.

State Auto Group	Refers to the Pooled Companies and, through December 31, 2012, Beacon Lloyds Insurance Company, which was dissolved as of the close of business on December 31, 2012.

Glossary of Selected Insurance and Accounting Terms

Accident year	The calendar year in which loss events occur, regardless of when the losses are actually reported, booked or paid.

Admitted insurer	An insurer licensed to transact insurance business within a state and subject to comprehensive policy rate, form and market conduct regulation by that state’s insurance regulatory authority.

Allocated loss adjustment expenses or ALAE	The costs that can be related to a specific claim, which may include attorney fees, external claims adjusters and investigation costs, among others.

Book value per share	Total common stockholders’ equity divided by the number of common shares outstanding.

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

PART I

Item 1. Business

State Auto Financial is an Ohio domiciled property and casualty insurance holding company incorporated in 1990. We are engaged in writing personal, business and specialty insurance. State Auto Financial’s principal subsidiaries are State Auto P&C, Milbank and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.

Our parent company is State Auto Mutual, an Ohio domiciled mutual property and casualty insurance company organized in 1921. It owns approximately 62% of State Auto Financial’s outstanding common shares. State Auto Mutual’s other subsidiaries and affiliates include SA Wisconsin, Meridian Security, Meridian Citizens Mutual, Patrons Mutual, Litchfield and the Rockhill Insurers, each of which is a property and casualty insurance company. In 2009, State Auto Mutual acquired the Rockhill Insurance Group. State Auto Mutual and its insurance subsidiaries and affiliates, along with State Auto Financial’s insurance subsidiaries, pool their respective insurance business under the Pooling Arrangement, as further described below.

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

Our Pooled Companies are rated A (Excellent) by the A.M. Best Company (“A.M. Best”).

FINANCIAL INFORMATION ABOUT SEGMENTS

Since January 1, 2011, our reportable insurance segments have been personal insurance, business insurance and specialty insurance (collectively the “insurance segments”). These insurance segments are aligned consistent with the reporting lines to our principal operating decision makers. Our Investment operations is also a reportable segment. See a detailed discussion regarding our segments at Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 14 to our consolidated financial statements included in Item 8 of this Form 10-K.

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

Marketing

We market our personal and business insurance through approximately 2,900 retail agencies. We view our retail agents as our primary customers, because they are in a position to recommend either our insurance products or those of a competitor to their customers. We strongly support the independent agency system and believe its maintenance is essential to our present and future success. We continually develop programs and procedures to enhance our agency relationships, including the following: regular travel by senior management and regional office staff to meet with agents, in person, in their home states; training opportunities; and incentives related to profit and growth. In addition, we share the cost of approved advertising with selected agencies.

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

We provide our retail agents with defined travel and cash incentives if they achieve certain sales and underwriting profit levels. Further, we recognize our very top agencies—measured by consistent profitability, achievement of written premium thresholds and growth—as Inner Circle Agencies. Inner Circle Agencies are rewarded with additional incentives.

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

Claims

Our claims division supports our personal and business insurance segments through emphasis on timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate case reserves for claims, and control of external claims adjustment expenses. Achievement of these goals supports our marketing efforts by providing agents and policyholders with prompt and effective service.

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

Claim settlement authority levels are established for each adjuster, supervisor and manager based on their level of expertise. Our claims division is responsible for reviewing the claim, obtaining necessary documentation and establishing loss and expense reserves of certain claims. Generally, property or casualty claims estimated to reach $100,000 or above are sent to specialists for direct handling.

We minimize claim adjusting costs by settling as many claims as possible through our claims staff and, if possible, by settling disputes regarding automobile physical damage, bodily injury and property insurance claims through arbitration or mediation when appropriate. In addition, selected agents have authority to settle small first party claims, which improves claims service.

We have in-house counsel offices to defend and resolve claims which are in litigation. These offices are strategically placed where we have size, scale and density of legal cases to warrant their existence. We also have a list of highly skilled panel counsel we retain for defending our insureds when appropriate.

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

Our RED unit markets and underwrites small-to-medium commercial exposures, offering property and casualty programs for customers with common risk characteristics or coverage requirements. We may also offer alternative forms of risk protection that include various forms of self-insurance or high deductibles, some of which may utilize captive insurance arrangements or risk retention groups. Coverages offered by this unit include commercial auto, workers’ compensation, general liability and property. We use approved external claim services for claims notification, handling and settlement with centralized management oversight by our home office team.

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

As of January 1, 2013, our units within the specialty insurance segment will change from RED, Rockhill and Workers’ Compensation to Property, Casualty, Workers’ Compensation and Programs.

INVESTMENT OPERATIONS

The primary objectives of our investment strategy are to maintain adequate liquidity and capital to meet our responsibilities to policyholders; grow surplus long term to support the growth of our company; provide a consistent level of income; and manage investment risk. Our investment portfolio is managed separately from that of our parent company and its subsidiaries and affiliates, and investment results are not shared through the Pooling Arrangement, as described below. Stateco performs investment management services for both us and our parent company and its subsidiaries and affiliates. Investment policies and guidelines are set for each company through the Investment Committee of its respective Board of Directors.

For additional discussion regarding our investments, including the market risks related to our investment portfolio, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Operations Segment.”

POOLING ARRANGEMENT

Our Pooled Companies pool their respective insurance business in accordance with a quota share reinsurance agreement which we refer to as the “Pooling Arrangement.” In general, under the Pooling Arrangement, State Auto Mutual assumes premiums, losses and expenses from each of the remaining Pooled Companies and in turn cedes to each a specified portion of premiums, losses and expenses based on each of the Pooled Companies’ respective pooling percentages.

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

GEOGRAPHIC DISTRIBUTION

The following table sets forth the geographic distribution of our direct written premiums for the year ended December 31, 2012:

State	% of Total
Ohio	11.8%
Texas	8.8
Kentucky	7.3
Indiana	5.2
Tennessee	5.0
Minnesota	4.6
Pennsylvania	3.9
Illinois	3.5
Michigan	3.4
Florida	3.4
Connecticut	3.3
Maryland	3.2
West Virginia	3.1
Arkansas	3.1
All others (1)	30.4

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2012.

MANAGEMENT AGREEMENT

Through various management and cost sharing agreements, State Auto P&C provides employees to perform all organizational, operational and management functions for the State Auto Group while State Auto Mutual provides certain operating facilities, including our corporate headquarters.

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

The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2012, 2011 and 2010:

($ millions)	Year Ended December 31
	2012	2011	2010
Beginning of Year:
Loss and loss expenses payable	$907.1	$893.0	840.2
Less: Reinsurance recoverable on losses and loss expenses payable	25.5	18.8	20.8

Net losses and loss expenses payable(1)	881.6	874.2	819.4
Impact of pooling change, January 1, 2011 and 2010	—	124.1	(4.0)
Provision for losses and loss expenses occurring:
Current year	795.2	1,213.3	954.2
Prior years(2)	(16.9)	(33.3)	(64.6)

Total	778.3	1,180.0	889.6
Loss and loss expense payments for claims occurring during:
Current year	397.2	724.2	543.9
Prior years	334.0	369.1	286.9

Total	731.2	1,093.3	830.8
Impact of pooling change, December 31, 2011	—	(203.4)	—
End of Year:
Net losses and loss expenses payable	928.7	881.6	874.2
Add: Reinsurance recoverable on losses and loss expenses payable	13.5	25.5	18.8

Losses and loss expenses payable(3)	$942.2	$907.1	893.0

(1)	Includes net amounts assumed from affiliates of $376.8 million, $375.8 million, and $346.2 million at beginning of year 2012, 2011, and 2010, respectively.
(2)

This line item shows decreases in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Loss and LAE Development.”

(3)	Includes net amounts assumed from affiliates of $435.1 million, $376.8 million, and $375.8 million at end of year 2012, 2011, and 2010, respectively.

The following table sets forth our development of loss reserves from 2002 through 2012. “Net liability for losses and loss expenses payable” sets forth the estimated liability for unpaid losses and LAE recorded at the balance sheet date, net of reinsurance recoverable, for each year shown. This liability represents the estimated amount of losses and LAE for claims incurred during the current year or incurred during prior years that are unpaid at the balance sheet date, including IBNR.

The upper section of the table shows the cumulative amounts paid with respect to the previously reported loss reserve as of the end of each succeeding year. For example, through December 31, 2012, we have paid 90.7% of the losses and LAE that had been incurred but not paid, as estimated at December 31, 2002.

The lower portion of the table shows the current estimate of the previously reported loss reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims incurred.

The amounts on the “cumulative redundancy (deficiency)” line represent the aggregate change in the estimates over all prior years. For example, the year end 2002 loss reserve has developed $11.9 million or 2.0% redundant through December 31, 2012. This $11.9 million amount has been included in operating results over the ten years and did not have a significant effect on income in any one year.

In evaluating the information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy or deficiency evaluated at December 31, 2004, on claims incurred in 2002 includes the cumulative redundancy or deficiency for years 2002, 2003 and 2004. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

In 2005, the MIGI Insurers were added to the pool and our share of their net liabilities and assets were transferred to us from them. In 2008, Beacon National, the Patrons Insurance Group, State Auto middle market business and voluntary assumed reinsurance from parties affiliated with State Auto Mutual were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. In 2010, SA National and voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009 by State Auto Mutual were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. As of January 1, 2011, the Rockhill Insurers were added to the pool, and accordingly net assets equal to the increase in net liabilities were transferred to us from them. As of December 31, 2011, the overall participation percentage of the STFC Pooled Companies was reduced from 80% to 65%, and accordingly net assets equal to the decrease in net liabilities were transferred by us to the Mutual Pooled Companies. The amount of the assets transferred along with the reserve liabilities assumed/ceded in, 2005, 2008, 2010 and 2011 has been netted against and has reduced/increased the cumulative amounts paid for years prior to, 2005, 2008, 2010 and 2011, respectively.

($ millions)	Years Ended December 31
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net liability for losses and loss expenses payable	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7

Paid (cumulative) as of:
One year later	41.2%	36.7%	31.6%	34.9%	34.9%	31.7%	34.9%	35.5%	40.8%	37.9%	—
Two years later	60.8%	53.2%	48.4%	51.1%	50.5%	49.4%	53.2%	53.2%	58.2%
Three years later	71.4%	63.3%	59.9%	60.9%	60.4%	62.6%	62.7%	63.5%
Four years later	77.3%	70.6%	66.1%	66.0%	67.8%	69.1%	68.5%
Five years later	82.3%	74.3%	69.2%	70.3%	71.3%	73.7%
Six years later	85.1%	76.0%	72.3%	72.7%	74.3%
Seven years later	86.4%	78.4%	73.8%	74.9%
Eight years later	88.4%	79.6%	75.6%
Nine years later	89.3%	81.3%
Ten years later	90.7%

Net liability re-estimate as of:
One year later	99.7%	96.5%	93.3%	89.9%	91.7%	95.8%	92.7%	92.1%	96.2%	98.1%	—
Two years later	100.6%	93.2%	87.6%	86.4%	90.5%	93.7%	89.5%	89.1%	94.0%
Three years later	98.8%	91.0%	86.9%	85.6%	88.8%	91.9%	87.9%	87.8%
Four years later	98.5%	90.6%	86.2%	85.3%	87.4%	90.8%	87.1%
Five years later	98.8%	89.8%	85.5%	84.7%	86.9%	90.2%
Six years later	98.4%	89.7%	85.2%	84.4%	86.7%
Seven years later	98.6%	89.7%	84.4%	84.2%
Eight years later	98.6%	89.4%	84.2%
Nine years later	98.1%	89.2%
Ten years later	98.0%

Cumulative redundancy (deficiency)	$11.9	$68.0	$103.5	$112.5	$87.9	$63.4	$99.3	$99.9	$52.3	$16.9	—

Cumulative redundancy (deficiency)	2.0%	10.8%	15.8%	15.8%	13.3%	9.8%	12.9%	12.2%	6.0%	1.9%	—

Gross* liability—end of year	$862.4	$934.0	$1,006.4	$1,111.1	$1,032.7	$1,029.9	$1,198.6	$1,293.2	$1,391.4	$1,411.9	$1,435.8
Reinsurance recoverable	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1
Net liability—end of year	$592.1	$628.8	$655.9	$711.3	$661.0	$647.1	$770.0	$819.4	$874.2	$881.6	$928.7
Gross liability re-estimated— latest	98.9%	92.3%	88.1%	87.7%	89.6%	93.6%	89.8%	89.7%	97.5%	96.4%	—
Reinsurance recoverable re-estimated—latest	101.0%	98.6%	95.5%	93.9%	94.8%	99.4%	94.6%	92.9%	103.5%	93.7%	—
Net liability re-estimated— latest	98.0%	89.2%	84.2%	84.2%	86.7%	90.2%	87.1%	87.8%	94.0%	98.1%	—

*	Gross liability includes: Direct and assumed losses and loss expenses payable.

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

	December 31
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reinsurance recoverable	$270.3	$305.2	$350.5	$399.8	$371.7	$382.8	$428.6	$473.8	$517.2	$530.3	$507.1
Amount netted against assumed from State Auto Mutual	$261.5	$291.0	$324.6	$382.4	$358.2	$371.6	$407.4	$453.0	$498.4	$504.8	$493.6
Net reinsurance recoverable	$8.8	$14.2	$25.9	$17.4	$13.5	$11.2	$21.2	$20.8	$18.8	$25.5	$13.5

COMPETITION

The property and casualty insurance industry is highly competitive. We compete with numerous insurance companies, with varying size and financial resources. We compete in the personal and business insurance markets based on the following factors: price; product offerings and innovation; underwriting criteria; quality of service to insureds, relationships with our retail agents and wholesale brokers; prompt and fair claims handling and settlement; financial stability; and technology, making us a preferred business partner. In addition, because most of our retail agents and wholesale brokers represent more than one insurer, we face competition within each agency and broker.

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

Dividends. Our insurance subsidiaries generally are restricted by the insurance laws of our respective states of domicile as to the amount of dividends we may pay without the prior approval of our respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to the greater of a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Under current law, $62.6 million is available in 2013 for payment as a dividend from our insurance subsidiaries to STFC without prior approval from our respective domiciliary state insurance departments. STFC received dividends of $20.0 million and $56.4 million in 2012 and 2011, respectively, from its insurance subsidiaries.

Rates and Related Regulation. Except as discussed below, we are not aware of the adoption of any adverse legislation or regulation in any state in which we conducted business during 2012 which would materially impact our business.

Many states in which we operate have passed or are considering legislation restricting or banning the use of credit scoring in the rating and risk selection process. In addition, the Fair and Accurate Credit Transactions Act of 2003 directed certain federal agencies to consider how the use of credit information may affect the availability and affordability of property/casualty insurance and whether credit scoring systems could have a disparate impact on minorities. A 2007 Federal Trade Commission (“FTC”) report on automobile insurance concluded that credit-based scoring is an effective predictor of risk, but has little effect as an indicator of racial or ethnic status of consumers. Despite these conclusions consumer groups and various government entities continue to resist the use of credit scoring in the rating a risk selection process. In 2008, the FTC asked nine of the largest homeowners insurance companies to provide information to allow the FTC to analyze how consumer credit data is used in underwriting and rate setting. The FTC continues to analyze the information and expects to issue a report in the future. Upon the release of the report the results of the study could affect future use of credit scoring. Banning or restricting this practice or data mining would limit our ability, and the ability of other insurers, to take advantage of the predictive value of this information.

In an attempt to make capital and surplus requirements more accurately reflect the underwriting risk of different lines of insurance, as well as investment risks that attend insurers’ operations, the NAIC annually tests insurers’ risk-based capital requirements. As of December 31, 2012, each of the Pooled Companies had adequate levels of capital as defined by the NAIC with its respective risk-based capital requirements.

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

The Terrorism Risk Insurance Act of 2002 and its successors, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, the “Terrorism Acts”) require the federal government and the insurance industry to share in insured losses up to $100 billion per year resulting from terrorist attacks within the United States. Under the Terrorism Acts, commercial property and casualty insurers must offer their commercial policyholders coverage against certified acts of terrorism, but the policyholders may choose to reject this coverage (terrorism coverage is mandatory for workers’ compensation). If the policyholder rejects coverage for certified acts of terrorism, we will cover only such acts of terrorism that are not certified acts under the Terrorism Acts and continue to apply policy exclusions that may limit any coverage from loss due to nuclear, biological or chemical agents. Our current property reinsurance treaties exclude certified acts of terrorism. The Terrorism Acts are due to expire in December 2014. It is uncertain whether the Terrorism Acts will be extended, revised or allowed to expire. See “Risk Factors-Terrorism” in Item 1A of this Form 10-K.

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

EMPLOYEES

As of February 25, 2013, we had 2,423 employees. Our employees are not covered by any collective bargaining agreement. We consider the relationship with our employees to be good.

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

Executive Officers of the Registrant

Name of Executive Officer and Position(s) with Company	Age(1)	Principal Occupation(s) During the Past Five Years	An Executive Officer of the Company Since(2)
Robert P. Restrepo, Jr., Chairman, President and Chief Executive Officer	62	Chairman of the Board and Chief Executive Officer of STFC and State Auto Mutual, 2/06 to present; President of STFC and State Auto Mutual, 3/06 to present.	2006

Steven E. English, Vice President and Chief Financial Officer	52	Vice President of STFC and State Auto Mutual, 5/06 to present; Chief Financial Officer of STFC and State Auto Mutual, 12/06 to present.	2006

Joel E. Brown, Vice President	55	Vice President, Standard Lines, of STFC and State Auto Mutual, 1/11 to present; Vice President, Personal Lines, and Regional Vice President of STFC and State Auto Mutual, 1/01 to 1/11.	2011

Jessica E. Buss, Vice President, Specialty Lines	41	Vice President, Specialty Lines, of STFC and State Auto Mutual, 1/11 to present; Chief Operating Officer of Rockhill Insurance Company, 11/08 to 1/11; Chief Financial Officer of Rockhill Insurance Company, 11/05 to 11/08.	2011

Clyde H. Fitch, Jr., Senior Vice President and Chief Sales Officer	62	Senior Vice President and Chief Sales Officer of STFC and State Auto Mutual, 11/07 to present.	2007

Stephen P. Hunckler, Vice President and Chief Claims Officer	54	Vice President and Chief Claims Officer of STFC and State Auto Mutual, 8/09 to present; Chief Claims Officer of Balboa Insurance Group 8/06 to 8/09.	2011

Scott A. Jones, Vice President and Chief Investment Officer	48	Vice President and Investment Officer of STFC and State Auto Mutual, 3/12 to present; Assistant Vice President of STFC and State Auto Mutual, 8/09 to 3/12; Portfolio Manager of STFC and State Auto Mutual for more than five years prior to 8/09.	2012

Cynthia A. Powell, Vice President and Chief Risk Officer	52	Chief Risk Officer of STFC and State Auto Mutual, 6/12 to present; Vice President of State Auto Mutual, 3/00 to present; Vice President of STFC, 5/00 to present; Treasurer of STFC and State Auto Mutual, 6/06 to 6/12.	2000

Lorraine M. Siegworth, Vice President	45	Vice President of STFC and State Auto Mutual, 11/06 to present.	2006

James A. Yano, Vice President, Secretary and General Counsel	61	Vice President, Secretary and General Counsel of STFC and State Auto Mutual, 4/07 to present.	2007

(1)	Age as of March 8, 2013.
(2)	Each of the foregoing officers has been designated by our Board of Directors as an executive officer for purposes of Section 16 of the Exchange Act.

Item 1A. Risk Factors

Statements contained in this Form 10-K may be “forward-looking” within the meaning of the Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance. If any risks or uncertainties discussed below develop into actual events, then such events could have a material adverse effect on our business, liquidity, capital resources, financial position or results of operations. In that case, the market price of our stock could decline materially. The following list of risk factors is not exhaustive and others may exist or develop.

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

The magnitude of loss from a catastrophe is a function of the severity of the event and the total amount of insured exposure in the affected area. Accordingly, we can sustain significant losses from less severe catastrophes, such as localized windstorms, when they affect areas where our insured exposure is concentrated. Although catastrophes can cause losses in a variety of our property and casualty lines, most of our catastrophe claims in the past have related to homeowners, allied lines and commercial multi-peril coverages. The geographic distribution of our business subjects us to catastrophe exposure from severe thunderstorms, tornadoes and hail, as well as earthquakes and hurricanes affecting the United States. In the last three years, the largest catastrophe or series of catastrophes affecting STFC’s results of operations in any one year were as follows: in 2012, losses related to wind and hail activity from a tornado in March, wind and hail activity in Louisville, Kentucky, and St. Louis, Missouri, in April, and wind activity from a storm in the Midwest and Mid-Atlantic states in June resulted in approximately $50.5 million in pre-tax losses; in 2011, losses arising from a hurricane, tornadoes, and wind and hail storms, which impacted 32 of our operating states, including Hurricane Irene and devastating tornadoes in Tuscaloosa, Alabama and Joplin, Missouri, which resulted in approximately $130.6 million in pre-tax losses; and in 2010, losses from a series of spring storms, including wind and hail in northern Ohio, and floods in the Nashville, Tennessee area, both which affected our auto physical damage results in both personal and business insurance auto lines, which resulted in approximately $22.2 million in pre-tax losses.

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

Our ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties which are generally inherent in estimates and assumptions;

•	our ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our use of predictive modeling or other underwriting tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	our ability to establish and consistently follow appropriate underwriting guidelines;

•	our ability to innovate with new pricing strategies, and the success of those innovations on implementation;

•	our ability to secure regulatory approval of premium rates on an adequate and timely basis and effectively implement such rate changes;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes or execution problems in our claim settlement practices;

•	changing driving patterns and technological innovations in automobiles for auto exposures; changing weather patterns (including those which may be related to climate change) for property exposures;

•	changes in the medical sector of the economy; including healthcare reform cost shifting and other factors;

•	unanticipated changes in auto repair costs, auto parts prices and used car prices;

•	impact of inflation and other factors, such as demand surge on cost of construction materials, labor and other expenditures;

•	our ability to monitor and manage property concentration in catastrophe prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which we operate.

Such risks may result in our rates being based on inadequate or inaccurate data or inappropriate assumptions or methodologies, and may cause our estimates of future changes in the frequency or severity of claims to be incorrect. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our premium reserves and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.

DIVIDENDS

There can be no assurance that we will continue to pay cash dividends consistent with current or past levels.

We have a history of consistently paying cash dividends to our shareholders. In the fourth quarter of 2012, the Board of Directors of State Auto Financial reduced the amount of dividends paid on our common shares from $0.15 per share to $0.10 per share; however, the future payment of cash dividends will depend upon a variety of factors, such as our results of operations, financial condition and cash requirements, as well as the ability of our insurance subsidiaries to make distributions to STFC. State insurance laws restrict the payment of dividends by insurance companies to their shareholders. In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. Such restrictions and other requirements and factors may affect the ability of our insurance subsidiaries to make dividend payments to STFC. Limits on the ability of our insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay cash dividends to shareholders.

TECHNOLOGY AND TELECOMMUNICATION SYSTEMS

Our business success and profitability depend, in part, on effective information technology and telecommunication systems. If we are unable to keep pace with the rapidly developing technological advancements in the insurance industry, our ability to compete effectively could be impaired.

We depend in large part on our technology and telecommunication systems for conducting business and processing claims. Our business success is dependent on maintaining the effectiveness of existing technology and telecommunication systems and on their continued development and enhancement to support our business processes and strategic initiatives in a cost effective manner. We are developing a new claims system which we expect to implement for most lines of business during 2013. This initiative has involved a significant commitment of resources. This new system is expected to add functionality and increase our claims efficiency with improved file quality; however, this system may not be implemented within the planned time frame or budget, and the expected benefits of this system may not be realized upon implementation.

During 2013, we will begin a multi-year business and technology transition to consolidate all of our policy administration systems. The transition is not expected to be complete for several years. For this initiative, we are partnering with a third party which specializes in providing core system software to the insurance industry. The new technology platform is intended to provide us with quicker speed to market, improve ease of doing business for our policyholders, agents and brokers, lower our costs for maintenance and product introductions and provide greater operational efficiency. However, even with our best planning and efforts and the involvement of third party expertise, there can be no assurance that the expected benefits will be realized upon implementation or that the transition will be completed within the planned time frame or budget.

An ongoing challenge during system development and enhancement is the effective and efficient utilization of our current technology in view of a constantly changing technological landscape. There can be no assurance that the development of current technology for future use will not result in our being competitively disadvantaged, especially with those carriers that have greater resources. If we are unable to keep pace with the advancements being made in technology, our ability to compete with other insurance companies who have advanced technological capabilities will be negatively affected. Further, if we are unable to effectively execute and update or replace our key legacy technology and telecommunication systems as they become obsolete or as emerging technology renders them competitively inefficient, our competitive position and/or cost structure could be adversely affected.

BUSINESS CONTINUITY

Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology, telecommunications and other business systems. Our business continuity and disaster recovery plans may not sufficiently address all contingencies.

Our business is highly dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour claims contact centers, processing new and renewal business, receiving and processing payment receipts and processing and paying claims. A shut-down of or inability to access one or more of our facilities, power outages, a major failure of the Internet, a pandemic, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such service exceeds capacity, or if our system or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, receive premium payments, pay claims in a timely manner or perform other necessary corporate functions. This could result in a materially adverse effect on our business results and liquidity and may cause reputational damage.

We have established a business continuity plan that is designed to continue our core business operations in the event that normal business operations cannot be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to meet the needs of our core business operations and addresses multiple business interruption events, there is no assurance that we will be able to perform our core business operations upon the occurrence of such an event, which may result in a material adverse effect on our financial position and results of operations.

CYBER-SECURITY THREATS

Our highly automated and networked organization is subject to cyber-terrorism and a variety of other cyber-security threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material effect on our operations.

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

While we have not experienced material cyber-incidents to date, the occurrence and effects of cyber-incidents may remain undetected for an extended period. During 2012, we purchased cyber-liability insurance coverage. Such coverage addresses certain potential losses such as liability to others, costs of related crisis management, data extortion, applicable forensics and certain regulatory defense costs, fines and penalties.

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

As described in more detail elsewhere in this Form 10-K, we have entered into a quota share reinsurance agreement covering our homeowners line of business. Under this agreement, 75% of our homeowners premium revenues, losses and ALAE are ceded to third party reinsurers. The reduction in net written premiums may put pressure on our expense ratios with respect to underwriting expenses and ULAE. Consistent with our homeowners profitability plans, we expect to constrain homeowners policy count growth in certain states with geographic concentrations and/or unsatisfactory underwriting results.

CYCLICAL NATURE OF THE INDUSTRY

The property and casualty insurance industry is highly cyclical, which may cause fluctuations in our operating results.

The property and casualty insurance industry, particularly business insurance, has been historically characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that result in higher prices and more restrictive contract and/or coverage terms. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results. While we may adjust prices during periods of intense competition, it remains our strategy to allow for acceptable profit levels and to decline coverage in situations where pricing or risk would not result in acceptable returns. Accordingly, our commercial and specialty lines of business tend to contract during periods of severe competition and price declines and expand when market pricing allows an acceptable return. This can cause volatility in our premium revenues. Our specialty insurance segment markets and underwrites commercial exposures through wholesale brokers, program administrators and other specialty sources. The reaction of these distribution channels to price competition may result in the movement of business and volatility of premium revenues.

The personal lines businesses are characterized by an auto underwriting cycle of loss cost trends. Driving patterns, inflation in the cost of auto repairs and medical care and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. Inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophic events affect personal lines homeowners loss cost trends. We may be unable to increase premiums at the same pace as coverage costs increase. Accordingly, profit margins generally decline in periods of increasing loss costs.

ECONOMIC CONDITIONS

Economic conditions may adversely affect our business.

The current challenging national and global economy, as well as negative economic conditions in the future, may adversely impact our business and results of operations. While the volatility of the economic climate makes it difficult for us to predict the overall impact of economic conditions on our business and results of operations, our business may be impacted in a variety of ways.

Negative economic conditions may cause consumers and businesses to decrease their spending, which may impact the demand for our insurance products. For example, declining automotive sales and weaknesses in the housing market generally impact the purchase of our personal auto and homeowners insurance products by consumers and business insurance products by businesses involved in these industries. High levels of unemployment have a tendency to cause the number of workers’ compensation claims to increase, as laid-off and unemployed workers may seek workers’ compensation benefits to replace their lost healthcare benefits. Similarly, uninsured and underinsured motorist claims may rise. Vacated homes and business properties pose increased insurance industry risk.

Volatility and weakness in the financial and capital markets may negatively impact the value of our investment portfolio. Economic strains on states and municipalities could result in downgrades or defaults or certain municipal obligations.

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

The Risk Management and Own Risk Solvency Assessment Model Act (ORSA) calls for insurers to manage a comprehensive enterprise risk management framework that is embedded within company operations by January 2015. Overall, the ORSA is essentially an internal assessment of the risks associated with an insurer’s business and the sufficiency of capital resources to support those risks. Each insurer’s ORSA process will be unique, reflecting its business, strategy and approach to enterprise risk management. An ORSA Summary Report, supported by internal risk management materials, will be filed with state regulators. We are in the process of working toward timely compliance with the ORSA guidelines and requirements.

Nearly all states require licensed insurers to participate in guaranty funds through assessments covering a portion of insurance claims against impaired or insolvent insurers. An increase in the magnitude of impaired companies could result in an increase in our share of such assessments. Residual market or pooling arrangements exist in many states to provide certain types of insurance coverage to those that are otherwise unable to find private insurers willing to insure them. Licensed insurers voluntarily writing such coverage are required to participate in these residual markets or pooling mechanisms. Such participation exposes us to possible assessments, some of which could be material to our results of operations. The potential availability of recoupments or premium rate increases, if applicable, may not offset such assessments in the financial statements nor do so in the same fiscal periods.

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

Currently the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, or repeal of McCarran-Ferguson Act (which largely exempts the insurance industry from the federal antitrust laws), could significantly impact the insurance industry and us. In February 2013, the Department of Housing and Urban Development finalized a federal regulation introducing disparate- impact criteria to the sale of homeowners insurance. Such regulation may have a negative effect on our underwriting and pricing of homeowners insurance, as it puts in jeopardy the use of longstanding, sound actuarial factors. We are monitoring the impact of this recent legislation.

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

Although we do not write health insurance, rules affecting health care services can affect other insurance that we write, including workers’ compensation and commercial and personal automobile and liability insurance. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) and additional health care reform legislation may have an impact on various aspects of our business. In addition, we may be impacted as a business enterprise by potential tax issues and changes in employee benefits. We will continue to monitor and assess the impact of health care legislation or regulations, or changing interpretations, at the federal or state levels.

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

We are subject to the tax laws and regulations of the United States federal, state and local governments. Tax legislative initiatives by these governmental bodies, including actions by departments of insurance, taxing authorities and other state and local agencies, to change the current tax structure or to increase taxes, assessments and other revenue-generating fees may increase the cost of doing business in those states.

For example, in February 2013, the Governor of Ohio issued a proposed budget for Ohio for the 2014-2015 biennium known as House Bill 59 (“HB 59”). Among other things, HB 59 proposes to broaden Ohio’s sales tax base to provide for the taxation of nearly all services and transfers of intangible property. HB 59 exempts certain services considered to be necessities, which includes consumer insurance transactions. However, insurance, financial and other services that we receive or provide may be subject to sales tax. HB 59 does not provide an exemption for services provided by affiliates. At this time, HB 59 is only proposed and must proceed through an extensive legislative process before it is approved and becomes law, and it may dramatically change as it proceeds through this process.

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

We have seen instances of political pressure exerted to force or persuade insurers to provide extra-contractual coverage, such as foregoing the use of deductibles. Such situations may, to some degree, threaten the sanctity of the insurance contract.

There is also a growing trend of plaintiffs targeting property and casualty insurers, including us, in putative class action litigation relating to claim-handling and other practices, particularly with respect to the handling of personal lines auto and homeowners claims.

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

The Terrorism Acts require the federal government and the insurance industry to share the risk of insured losses on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. In connection with the commercial insurance business we write, we are required to participate. Under the Terrorism Acts, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage. In 2012, over 90% of our commercial lines non-workers compensation policyholders purchased terrorism coverage. Under the Terrorism Acts, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on 20% of the prior year’s applicable commercial lines premiums. For losses above the deductible, the federal government will pay 85%, up to an industry limit of $100 billion, and the insurer retains 15%. Although the

Terrorism Acts’ provisions will mitigate our exposure to a large-scale terrorist attack, our deductible is substantial and losses could have a material adverse effect on our results of operations, financial condition and liquidity.

In December 2007, the United States Congress extended the Terrorism Acts through December 31, 2014, and made some modest changes to the Terrorism Acts. See “Regulation” in this Item 1 for a discussion of the Terrorism Acts. It is uncertain beyond December 31, 2014 whether the Terrorism Acts will be renewed, revised or terminated.

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

Like other property and casualty insurance companies, we depend on income from our investment portfolio for a portion of our revenues and earnings and are therefore subject to market risk, credit risk, concentration risk, liquidity risk and the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices. Continuation of the current low interest rate environment puts downward pressure on investment income. Future increases in interest rates could cause the values of our fixed income portfolios to decline, with the magnitude of the decline depending on the duration of our portfolio. Individual securities in our fixed income portfolio are subject to credit risk and default. Downgrades in the credit ratings of fixed maturities can have a significant negative effect on the market valuation of such securities. For example, budget strains on certain states and local governments could negatively affect the credit quality and ratings of their issued securities.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A.M. Best. According to A.M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. The State Auto Group’s current financial strength rating from A.M. Best is A (Excellent) with a stable outlook. The State Auto Group’s current financial strength rating from Moody’s is A3 with a negative outlook and from Standard & Poor’s BBB+ with a negative outlook.

Generally, credit ratings affect the cost, type and availability of debt financing. Higher rated securities receive more favorable pricing and terms relative to lower rated securities at the time of issue. The State Auto Group’s current credit rating from A.M. Best is bbb with a stable outlook. The State Auto Group’s current credit ratings from Moody’s is Baa3 with a negative outlook and from Standard & Poor’s BB+ with a negative outlook.

Based on future results and developments, we may not be able to maintain our current ratings.

CONTROL BY OUR PARENT COMPANY

Our parent company owns a significant interest in us and may exercise its control in a manner detrimental to your interests.

As of December 31, 2012, our parent company owned approximately 62% of the voting power of our Company. Therefore, State Auto Mutual has the power to direct our affairs and is able to determine the outcome of substantially all matters required to be submitted to shareholders for approval, including the election of all our directors. State Auto Mutual could exercise its control over us in a manner detrimental to the interests of other STFC shareholders.

COMPETITION

Our industry is highly competitive, which could adversely affect our sales and profitability.

The property and casualty insurance business is highly competitive, and we compete with a large number of other insurers. Many of our competitors have well-established national reputations and brands supported by extensive media advertising. Many of our competitors have substantially greater financial, technical and operating resources and market share than we. We may not be able to effectively compete, which could adversely affect our sales or profitability. We believe that competition in our lines of business is based primarily on price, service, commission structure, product features, financial strength ratings, producer relationships, reputation and name or brand recognition. Market developments such as usage-based auto insurance could potentially result in reduced market share or adverse selection. The growth in mobile communications and the prominence of social media as a source of information for consumers are recent examples of significant developments in the marketplace which may adversely affect our competitive position. Social media, for example, could be potentially utilized in a manner which negatively affects our reputation with current or prospective policyholders and agents.

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

Our financial statements are prepared in accordance with GAAP. FASB, AICPA and other accounting standard-setting bodies may periodically issue changes to, interpretations of or guidance with respect to GAAP. The adoption of such guidance may have an adverse effect on our results of operations and financial position. See Note 1 to our consolidated financial statements included in Item 8 of this Form 10-K regarding adoption of recent accounting pronouncements, such as our adoption, effective January 1, 2012, of the updated guidance regarding the accounting for costs associated with acquiring or renewing insurance contracts.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information; Holders of Record

Our common shares are traded on the NASDAQ Global Select Market under the symbol STFC. As of February 25, 2013, there were 1,233 shareholders of record of our common shares.

Market Price Ranges and Dividends Declared on Common Shares

Initial Public Offering—June 28, 1991 – $2.25(1). The following table sets forth information with respect to the high and low sale prices of our common shares for each quarterly period for the past two years as reported by NASDAQ, along with the amount of cash dividends declared by us with respect to our common shares for each quarterly period for the past two years:

2012	High	Low	Dividend
First Quarter	$16.00	$12.21	$0.15
Second Quarter	14.79	12.82	0.15
Third Quarter	16.91	12.49	0.15
Fourth Quarter	16.88	13.93	0.10

2011	High	Low	Dividend
First Quarter	$18.35	$14.90	$0.15
Second Quarter	18.28	15.16	0.15
Third Quarter	18.00	11.83	0.15
Fourth Quarter	14.06	10.09	0.15

(1)	Adjusted for stock splits.

On March 1, 2013, the Board of Directors of State Auto Financial declared a cash dividend of $0.10 per share. The dividend is payable on March 29, 2013, to shareholders of record on March 13, 2013. Additionally, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulatory Considerations,” for additional information regarding regulatory restrictions on the payment of dividends to State Auto Financial by its insurance subsidiaries.

Performance Graph

The line graph below compares the total return on $100.00 invested on December 31, 2007, in STFC’s shares, the CRSP Total Return Index for the NASDAQ Stock Market (“NASDAQ Index”), and the CRSP Total Return Index for NASDAQ insurance stocks (“NASDAQ Ins. Index”), with dividends reinvested.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
STFC	100.00	116.58	74.32	72.59	59.04	67.39
NASDAQ Index	100.00	60.20	87.51	103.39	102.57	120.67
NASDAQ Ins. Index	100.00	90.43	93.45	110.39	116.63	136.15

Item 6. Selected Consolidated Financial Data

(dollars and shares in millions, except per share data)	Year ended December 31:
	2012	2011* As Adjusted**	2010* As Adjusted**	2009 As Adjusted**	2008* As Adjusted**
Statement of Income Data— GAAP Basis:
Earned premiums	$1,042.1	1,428.8	1,257.2	1,176.5	1,126.0
Net investment income	$75.4	85.4	80.8	82.1	87.4
Total revenues	$1,150.1	1,553.7	1,355.1	1,256.9	1,181.9
Net income (loss)	$10.7	(160.7)	24.4	9.3	(32.9)
Earned premium growth	(27.1)%	13.6	6.9	4.5	11.3
Return on average invested assets(1)	3.5%	3.6	3.6	3.9	4.1

Balance Sheet Data— GAAP Basis:
Total investments	$2,268.4	2,229.9	2,307.1	2,179.1	1,941.3
Total assets	$2,477.8	2,764.4	2,701.4	2,544.0	2,422.7
Total notes payable	$115.9	116.4	116.8	117.2	117.6
Total stockholders’ equity	$737.2	723.8	831.2	828.9	740.1
Common shares outstanding	40.5	40.3	40.1	39.8	39.5
Return on average equity	1.5	(20.7)	2.9	1.2	(4.0)
Debt to capital ratio	13.6	13.9	12.3	12.4	13.7

Per Common Share Data— GAAP Basis:
Basic EPS	$0.26	(4.00)	0.61	0.23	(0.83)
Diluted EPS	$0.27	(4.00)	0.61	0.23	(0.83)
Cash dividends per share	$0.55	0.60	0.60	0.60	0.60
Book value per share	$18.22	17.95	20.71	20.81	18.70

Common Share Price:
High	$16.91	18.35	20.38	30.25	37.08
Low	$12.21	10.09	13.40	14.29	17.38
Close at December 31	$14.94	13.59	17.42	18.50	30.06
Close price to book value per share	0.82	0.76	0.84	0.89	1.61

GAAP Ratios:
Loss and LAE ratio	74.7%	82.6	70.8	71.7	75.2
Expense ratio	33.2%	33.9	33.8	34.2	34.9
Combined ratio	107.9%	116.5	104.6	105.9	110.1

Statutory Ratios:
Loss and LAE ratio	74.8%	82.4	70.3	71.3	74.8
Expense ratio	33.6%	33.9	32.9	33.5	33.1
Combined ratio	108.4%	116.3	103.2	104.8	107.9
Net premiums written to surplus	1.7	2.1	1.7	1.5	1.6

(1)	Invested assets include investments and cash equivalents.
*	Reflects changes in Pooling Arrangement, effective December 31, 2011, January 1, 2011, 2010 and 2008.
**

As previously reported, we adopted with retrospective application at January 1, 2012 Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring and Renewing Insurance Contracts.” All applicable prior period amounts have been adjusted to conform to current period presentation. See “Critical Accounting Policies-Deferred Acquisition Costs” included in Item 7 of this Form 10-K.

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

State Auto Financial’s principal subsidiaries are State Auto P&C, Milbank and SA Ohio, each of which is a property and casualty insurance company, and Stateco, which provides investment management services to affiliated insurance companies.

Since January 1, 2011, our reportable insurance segments have been personal insurance, business insurance and specialty insurance. These insurance segments are aligned with the reporting lines to our principal operating decision makers. Investment operations is also a reportable segment. As of January 1, 2013, our units within the specialty insurance segment will change from RED, Rockhill and Workers’ Compensation to Property, Casualty, Workers’ Compensation and Programs. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of this Form 10-K for more information about our insurance segments.

We evaluate the performance of our insurance segments using industry financial measurements determined under SAP and certain measures determined under GAAP. We evaluate our investment operations segment based on investment returns of assets managed. Financial information about our segments for 2012 is set forth in this Item 7 and in Note 14 to our consolidated financial statements included in Item 8 of this Form 10-K. Prior period segment information has been restated to conform to current period presentation.

EXECUTIVE SUMMARY

To deliver operating and financial results, we focus on our insurance segments – personal insurance, business insurance and specialty insurance, along with our investments operations segment. Underlying these segments are performance disciplines that we believe are critical to our success: underwriting profitability, risk management and capital management.

Underwriting Profitability

While our goal is to consistently produce an underwriting profit, our combined ratio has exceeded 100% for the last five years. This result has largely been due to catastrophe and other weather-related losses in our property lines of business. Significant efforts are being directed toward returning to prior levels of underwriting profitability.

It is critical that we return our homeowners book of business to underwriting profitability, as it is our second largest line of business after personal auto. A multi-year effort to implement solutions includes an aggressive insurance to value program that audits policy coverage against the actual value of the property. We have also implemented separate, mandatory wind and hail deductibles for properties in select catastrophe prone states and by-peril rating for homeowners in the majority of our states. By-peril rating calculates a separate premium component for each peril and allows us to price more effectively for weather risks, which is the leading cause of homeowners’ losses. Our claim handling has become more specialized with the addition of dedicated large and small property claim handlers and the formation of a catastrophe claim team, lessening our dependency on independent adjusters. We’re also continuing our efforts to diversify geographically. Finally, we continue to aggressively address our rate needs in homeowners, where we expect to achieve rate adequacy during 2013.

Pricing the property and casualty insurance product has become a sophisticated science. To that end, we have made significant investment in our actuarial and financial teams, adding depth and talent to these important functions. We have also enhanced our product management discipline, which uses objective analysis of company results, competitor results and marketplace dynamics to develop, monitor and communicate state strategies. Through product management, we are attempting to capitalize on pricing segmentation, risk selection, portfolio mix and competitive position to optimize profit and growth. We are dedicated to cost-based pricing, with each line of business priced to generate a profit.

We believe changes in our claim organization have positively impacted claims efficiency, improved service and reduced costs. We have reduced salvage yard vendor fees through negotiation with vendors. A new auto physical damage unit has significantly reduced independent adjuster expenses and improved claims file administration on auto physical damage claims, while expansion of our house counsel operation not only contributes to lower claim expenses, but improves service. We believe that our claim performance has been enhanced by our restructuring and business process improvement efforts, and the claim organization will continue to be a significant contributor to improving our ex-catastrophe loss and expense ratio performance.

Risk Management

The focus of our enterprise risk management practices are to identify, assess, manage and monitor the frequency and severity of all potential risks. Numerous risks have been identified and are being managed, including a variety of underwriting, operational, market, credit and strategic risks. All of our business units play important roles in risk identification and in the development and execution of risk management strategies.

Catastrophes have been the onerous variable in our profitability formula in recent years. We are committed to geographic diversity, which means reducing our property risk concentrations in certain geographic regions while at the same time expanding into new states with new relationships. We believe geographic diversity is a classic but effective way to spread risk and reduce volatility.

We strengthened our risk management capability in 2012 through the appointment of a new chief risk officer who reports directly to our CEO. Through this position, we will sharpen our ability to operationalize and integrate risk management capabilities into our capital management, product development, pricing, claims and service capabilities.

Capital Management

Our number one goal remains to earn an appropriate risk adjusted return for our shareholders while growing book value. Unprecedented catastrophe losses in 2011, for both us and the insurance industry, impacted our underwriting results and capital levels. In response, we implemented several actions at the end of 2011 to strengthen capital, improve our risk profile and begin restoring book value.

In addition to the HO QS Arrangement discussed elsewhere, members of the State Auto Group pay a portion of the premiums received to reinsurers in exchange for reinsuring a portion of our exposures. Reinsurance reduces our net liability on individual risks or for individual loss occurrences, including catastrophic losses. We maintain reserves for the eventual payment of losses and loss expenses for both reported claims and incurred claims that have not yet been reported, based on management’s best estimate at a given point in time. Although management uses many resources to calculate reserves, there is not a precise method for determining the ultimate liability. Our objective is to set reserves that will reasonably approximate the ultimate liability for insured losses and loss expenses. We regularly review and adjust loss reserves as appropriate.

Our investment operations segment maintains a disciplined investment strategy by owning a well-diversified portfolio of investment grade fixed income securities and equity securities. We manage all of our fixed income securities internally. We manage our U.S. large-cap equity portfolio internally and utilize outside managers for our U.S. small-cap equities and international equity funds. We believe that over the long term this diversified portfolio will provide us with the best income and growth possibilities while protecting principal and providing adequate liquidity to support our business operations.

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

Deferred Acquisition Costs

As of January 1, 2012, we adopted retrospectively the FASB guidance Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See “New Accounting Standards – Adoption of Accounting Pronouncements – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” included in this Item 7 and in Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for the impact of this adoption at January 1, 2010. The cumulative effect of this retrospective adoption of this guidance reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. All applicable prior period amounts have been adjusted to conform to current period presentation. Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses related to the successful acquisition of acquiring or renewing the production of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premiums to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs.

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

Least Square Loss Development Method: In the Least Squares Loss Development Method, the statistical technique of least squares regression is applied to a triangle of reported loss ratios to project the ultimate loss ratio in each accident year. Using historical loss ratios puts the data for each time period on a more consistent exposure basis, because premium levels are generally correlated with insured exposures. A by-product of the regression function is an estimate of credibility for each stage of development. In cases where the regression parameters fall outside of a reasonable range, the projection defaults to the incurred loss method.

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

Reserve ranges provide a quantification of the variability in the loss reserve projections. The primary determinant in estimating the loss reserve range boundaries are the variances measured within the historical reserving data for the various lines of business. MBE of loss reserves considers the expected variation to establish an appropriate position within a range. MBE loss and ALAE reserves for the STFC Pooled Companies’ share of the Pooled Companies’ reserves at December 31, 2012, was $932.2 million, within an estimated range of $817.9 million to $968.6 million. (These values presented are on a direct basis, gross of salvage and subrogation recoverable, and before reinsurance, except for the STFC Pooled Companies’ participation in the inter-company Pooling Arrangement. Therefore, these values cannot be compared to other loss and loss expenses payable tables included elsewhere within this Form 10-K.)

The potential impact of the loss reserve variability on net income can be illustrated using the range end points and carried reserve amounts listed above. For example, if ultimate losses reach a level corresponding to the high point of the range, $968.6 million, the reserve increase of $36.4 million corresponds to an after-tax decrease of $23.7 million in net income, assuming a tax rate of 35%. Likewise, should ultimate losses decline to a level corresponding to the low point of the range, $817.9 million, the $114.3 million reserve decrease would add $74.3 million of after-tax net income. The loss reserve range noted above represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside the range provided.

An important assumption underlying the loss reserve estimation methods for the major casualty lines is that the loss cost trends implicitly built into the loss and ALAE patterns will continue into the future. To estimate the sensitivity of reserves to an unexpected change in inflation, projected calendar year payment patterns were applied to the December 31, 2012, other & product liability loss and ALAE reserve to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. Then, for purposes of sensitivity testing, an additional annual loss cost trend of 10% was added to the trend implicitly embedded in the estimated payment pattern, and revised incremental loss and ALAE payments were calculated. This type of inflationary increase could arise from a variety of sources including tort law changes, development of new medical procedures, social inflation, and other inflationary changes in costs beyond assumed levels.

The estimated cumulative impact that this additional, unexpected 10% increase in the loss cost trend would have on our results of operations over the lifetime of the underlying claims in other & product liability is an increase of $100.8 million on reserves, or a $65.5 million reduction to net income, assuming a tax rate of 35%. Inflation changes have much more impact on the longer tail commercial lines like other & product liability and workers’ compensation, and much less impact on the shorter tail personal lines’ reserves.

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

The following table sets forth a reconciliation of MBE of our direct loss and ALAE reserve to our net loss and loss expenses payable at December 31, 2012 and 2011. The STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement for the years ended December 31, 2012 and 2011, respectively, has been reflected in the table below as assumed by STFC Pooled Companies.

($ millions)	2012	2011
Direct loss and ALAE reserve:
STFC Pooled Companies	$494.7	510.0
Assumed by STFC Pooled Companies	437.5	421.1

Total direct loss and ALAE reserve	932.2	931.1

Direct ULAE reserve:
STFC Pooled Companies	28.3	28.6
Assumed by STFC Pooled Companies	18.8	17.1

Total direct ULAE reserve	47.1	45.7

Direct salvage and subrogation recoverable:
STFC Pooled Companies	(23.6)	(20.9)
Assumed by STFC Pooled Companies	(2.1)	(4.6)

Total direct salvage and subrogation recoverable	(25.7)	(25.5)

Reinsurance recoverable	(13.5)	(25.5)
Assumed reinsurance	7.7	12.6
Reinsurance assumed by STFC Pooled Companies	(19.1)	(56.8)

Total losses and loss expenses payable, net of reinsurance recoverable on losses and loss expenses payable of $13.5 and $25.5 in 2012 and 2011, respectively	$928.7	881.6

The following tables set forth the loss and loss expenses payable by major line of business at December 31, 2012 and 2011:

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2012

Personal insurance segment:
Personal auto	$126.4	49.9	9.8	186.1
Homeowners	22.1	10.3	2.2	34.6
Other personal	7.8	2.3	0.2	10.3

Total personal	156.3	62.5	12.2	231.0

Business insurance segment:
Commercial auto	38.2	35.5	3.7	77.4
Commercial multi-peril	38.6	37.2	4.6	80.4
Fire & allied lines	18.6	2.3	0.6	21.5
Other & product liability	53.1	91.4	15.1	159.6
Other commercial	2.0	0.8	0.1	2.9

Total business	150.5	167.2	24.1	341.8

Specialty insurance segment:

Total specialty	150.4	194.2	11.3	355.9

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$457.2	423.9	47.6	928.7

($ millions)	Ending Loss & ALAE Case & Formula	Ending Loss & ALAE IBNR	Ending ULAE Bulk	Total Reserves
December 31, 2011

Personal insurance segment:
Personal auto	$133.9	52.3	9.7	195.9
Homeowners	47.1	22.2	2.6	71.9
Other personal	7.9	3.0	0.3	11.2

Total personal	188.9	77.5	12.6	279.0

Business insurance segment:
Commercial auto	38.5	34.8	3.6	76.9
Commercial multi-peril	32.6	36.7	4.2	73.5
Fire & allied lines	21.4	2.2	0.7	24.3
Other & product liability	58.5	85.3	14.8	158.6
Other commercial	2.5	1.0	0.1	3.6

Total business	153.5	160.0	23.4	336.9

Specialty insurance segment:

Total specialty	104.4	151.6	9.7	265.7

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$446.8	389.1	45.7	881.6

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

Asbestos reserves are $1.4 million, and environmental reserves are $7.0 million, for a total of $8.4 million, or 0.9% of net losses and loss expenses payable. Asbestos reserves increased $0.2 million and environmental reserves decreased $0.8 million from 2011.

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

To calculate the State Auto Group’s December 31, 2012 benefit obligation for each of the benefit plans, we used a discount rate of 4.05% based on an evaluation of the expected future benefit cash flows of our benefit plans used in conjunction with the Citigroup Pension Discount Curve at the measurement date. A lower discount rate results in, all else being equal, a higher present value of the benefit obligation. To calculate our benefit obligation at December 31, 2012 and net periodic benefit cost for the year ended December 31, 2013, a discount rate of 4.05% and an expected long-term rate of return on plan assets of 7.50% were used. We selected an expected long-term rate of return on our plan assets by considering the mix of investments and stability of investment portfolio along with actual investment experience during the lifetime of the plans. Our assumptions regarding the discount rate and expected return on plan assets could have a significant effect on the amounts related to our benefit obligations and net periodic benefit cost depending on the degree of change between reporting periods.

The following table sets forth an illustration of variability with respect to the discount rate on our share of the State Auto Group’s December 31, 2012 benefit obligation and expected net periodic benefit cost for the year ending December 31, 2013, along with the variability of the expected return on plan assets to our expected net periodic benefit cost for the year ending December 31, 2013. Holding all other assumptions constant, sensitivity to changes in any one of our key assumptions are as follows:

($ millions)	Pension			Postretirement
	Discount rate			Discount rate
	-0.25%	4.05%	+0.25%	-0.25%	4.05%	+0.25%
Benefit obligation	$255.9	246.1	237.0	$25.6	25.1	24.6
Net periodic benefit cost (benefit)	$12.3	11.6	10.8	$(3.7)	(3.7)	(3.7)

	Expected return on plan assets			Expected return on plan assets
	-0.25%	7.50%	+0.25%	-0.25%	7.50%	+0.25%
Net periodic benefit cost (benefit)	$12.0	11.6	11.2	$(3.7)	(3.7)	(3.7)

The accumulated benefit obligation (“ABO”) of a defined benefit pension plan represents the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to the measurement date and based on current and past compensation levels, while the projected benefit obligation (“PBO”) is the ABO plus a factor for future compensation levels. The ABO, which considers current compensation levels only, provides information about the obligation an employer would have if the plan were discontinued at the measurement date. At December 31, 2012, our share of the State Auto Group’s ABO and PBO was $223.0 million and $246.1 million, respectively. At December 31, 2012, STFC’s share of the defined benefit pension plan’s fair value of the assets was $162.2 million, which resulted in an underfunded status within our balance sheet of $83.9 million. On a cash flow basis, we target an annual contribution level that meets at least the targeted normal cost plus any shortfall amortizations of the plan, as defined by ERISA. Currently, we expect to make a cash contribution to the pension plan up to $13.0 million in 2013.

The unfunded status on the pension plan and supplemental executive retirement plan increased from $87.5 million at December 31, 2011, to $89.7 million at December 31, 2012. Primarily influencing this increase are actuarial gains and losses arising from factors that include a decrease in the discount rate and expected to actual demographic changes, such as retirement age, mortality, turnover, and rate of compensation changes.

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

During 2011, we experienced a net loss driven by the magnitude of record level catastrophe storm losses in the second quarter which significantly exceeded our projections. We considered both positive and negative evidence and concluded a valuation allowance should be established. At December 31, 2012 and 2011, we recorded a valuation allowance of $100.5 million and $103.3 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where we have concluded this portion of the asset to be realizable due to our assertion that we have both the ability and intent to hold these securities through recovery or maturity.

The following table sets forth the components of our federal income tax expense for the years ended December 31, 2012 and 2011:

($ millions)	2012	2011
		As Adjusted
Income (loss) before federal income taxes	$10.6	$(112.1)
Current tax benefit	(0.1)	(6.4)
Deferred tax benefit	(4.8)	(48.3)

Federal income tax benefit prior to valuation allowance	(4.9)	(54.7)
Valuation allowance	4.8	103.3

Total federal income tax (benefit) expense	(0.1)	48.6

Net income (loss)	$10.7	$(160.7)

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

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the years ended December 31, 2012 and 2011:

($ millions)	For the year ended December 31 2012	For the year ended December 31 2011
Continuing operations	$4.8	$103.3
Other comprehensive income	(7.6)	—

Change in valuation allowance	$(2.8)	$103.3

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

($ millions)	Increase /(Decrease)
Losses and loss expenses payable	$124.1
Unearned premiums	34.1
Other liabilities	(0.1)
Less:
Deferred acquisition costs	8.3

Net cash and investment securities received	$149.8

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

($ millions)	(Decrease) /Increase
Losses and loss expenses payable	$	(203.4)
Unearned premiums		(106.8)
Pension and postretirement liabilities		(52.3)
Other liabilities		27.6
Accumulated other comprehensive income		59.1
Less:
Deferred acquisition costs		(21.8)
Other assets		7.4

Net cash paid		$(261.4)

In 2010, we made the following changes to the Pooling Arrangement (the “2010 pool changes”):

•	Added SA National to the pool with a participation percentage of 0.0%; and

•	Included voluntary assumed reinsurance from third parties unaffiliated with the Pooled Companies that was assumed on or after January 1, 2009 by State Auto Mutual.

State Auto Financial sold its nonstandard automobile insurance subsidiary, SA National, to a third party on December 31, 2010. Concurrent with this sale, SA National’s participation in the Pooling Arrangement was terminated, and we entered into a loss portfolio transfer and a 100% quota share reinsurance agreement on December 31, 2010 to assume liability for the pre- and post-closing book of business of SA National, including providing policy and claims service to SA National policyholders, until policies are renewed with the third party purchaser on such purchaser’s systems during a transition period of up to six months following effective date of sale. The transition was completed as of June 30, 2011. However, we continued to service policies that were written by us through June 30, 2011. The business assumed by us is subject to the Pooling Arrangement.

The following table sets forth the participants and their participation percentages in the Pooling Arrangement:

	January 1, 2010 – December 31, 2010	January 1, 2011 – December 31, 2011	Close of business December 31, 2011	December 31, 2012
STFC Pooled Companies:
State Auto P&C(1)	62.0%	62.0%	51.0%	51.0%
Milbank	17.0	17.0	14.0	14.0
SA Ohio	1.0	1.0	0.0	0.0
SA National	0.0	N/A	N/A	N/A

Total STFC Pooled Companies	80.0	80.0	65.0	65.0

State Auto Mutual Pooled Companies:
State Auto Mutual	19.0	19.0	34.0	34.0
SA Wisconsin	0.0	0.0	0.0	0.0
Meridian Security(2)	0.0	0.0	0.0	0.0
Meridian Citizens Mutual	0.5	0.5	0.5	0.5
Patrons Mutual	0.4	0.4	0.4	0.4
Litchfield	0.1	0.1	0.1	0.1
RIC	N/A	0.0	0.0	0.0
Plaza	N/A	0.0	0.0	0.0
American Compensation	N/A	0.0	0.0	0.0
Bloomington Compensation	N/A	0.0	0.0	0.0

Total State Auto Mutual Pooled Companies	20.0	20.0	35.0	35.0

(1)

Includes the pooling participation percentage of Farmers which was merged into State Auto P&C as of the close of business on December 31, 2012. Farmers’ pooling participation percentage was 3.0% from January 1, 2010 to December 31, 2011.

(2)

Includes the pooling participation percentages of SA Florida and Beacon National, each of which was merged into Meridian Security as of the close of business on December 31, 2012. Each of SA Florida’s and Beacon National’s pooling participation percentage was 0.0% from January 1, 2010 to December 31, 2011.

We anticipate that the STFC Pooled Companies will maintain a 65% participation percentage in the Pooling Arrangement for the foreseeable future. However, under applicable governance procedures, if the Pooling Arrangement were to be amended, management would make recommendations to the Independent Committees of the Board of Directors of both State Auto Mutual and STFC. The Independent Committees review and evaluate such factors as they deem relevant and recommend any appropriate pooling change to the Board of Directors of both State Auto Mutual and STFC subject to regulatory approval by each participant’s respective domiciliary insurance department. The Pooling Arrangement is terminable by any of our Pooled Companies at any time by any party by giving twelve months’ notice to the other parties and their respective domiciliary insurance departments. None of our Pooled Companies currently intends to terminate the Pooling Arrangement.

Under the terms of the Pooling Arrangement, all subject premiums, incurred losses, loss expenses and other underwriting expenses are prorated among our Pooled Companies on the basis of their participation in the pool. By spreading the underwriting risk, the Pooling Arrangement is designed to produce more uniform and stable underwriting results for each of our Pooled Companies than any one company would experience individually. This has the effect of providing each of our Pooled Companies with a similar mix of pooled property and casualty insurance business on a net basis.

RESULTS OF OPERATIONS

Summary

The following table sets forth certain key performance indicators we use to monitor our operations for the years ended December 31, 2012, 2011 and 2010:

($ millions, except per share data)	2012	2011	2010
		As adjusted(2)	As adjusted(2)
GAAP Basis:
Total revenues	$1,150.1	1,553.7	1,355.1
Net income (loss)	$10.7	(160.7)	24.4
Stockholders’ equity	$737.2	723.8	831.2
Book value per share	$18.22	17.95	20.71
Return on average equity	1.5	(20.7)	2.9
Debt to capital ratio	13.6	13.9	12.3
Cat loss and ALAE ratio	6.4	16.2	7.9
Non-cat loss and LAE ratio	68.3	66.4	62.9
Loss and LAE ratio	74.7	82.6	70.8
Expense ratio	33.2	33.9	33.8
Combined ratio	107.9	116.5	104.6
Premiums written growth(1)	(17.8)%	(2.9)	9.3
Investment yield	3.5%	3.6	3.6
SAP Basis:
Cat loss and ALAE points	6.4	16.2	7.9
Non-cat loss and ALAE	61.7	60.3	57.1
ULAE	6.7	5.9	5.3
Loss and LAE ratio	74.8	82.4	70.3
Expense ratio	33.6	33.9	32.9
Combined ratio	108.4	116.3	103.2
Net premiums written to surplus	1.7	2.2	1.7

(1)

Year 2011 includes (a) an increase of 2.6 points related to the one-time $34.1 million transfer of unearned premiums by the Rockhill Insurers in conjunction with the 1.1.11 pool change (b) a decrease of 8.1 points related to the one-time $106.8 million transfer of unearned premiums to the Mutual Pooled Companies in conjunction with the 12.31.11 pool change, and (c) a decrease of 8.0 points, related to the one-time transfer of $106.3 of unearned premiums on December 31, 2011 related to the HO QS Arrangement. Year 2010 includes a decrease of 0.2 points related to the one-time $1.4 million transfer of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pool changes.

(2)

As previously reported, we adopted with retrospective application at January 1, 2012 Accounting Standards Update 2010-26, “Accounting for Costs Associated with Acquiring and Renewing Insurance Contracts,” All applicable prior period amounts have been adjusted to conform to current period presentation. See “Critical Accounting Policies-Deferred Acquisition Costs” included in Item 7 of this Form 10-K.

2012 Summary

Our 2012 net income was $10.7 million compared to a net loss of $160.7 million in 2011 and net income of $24.4 million in 2010. Our 2011 net loss included a non-cash charge of $103.3 million related to a valuation allowance against our net deferred tax asset.

Our 2012 revenues were $1,150.1 million compared to revenues of $1,553.7 million in 2011 and $1,355.1 million in 2010. Our 2012 expenses were $1,139.5 compared to expenses of $1,665.8 million in 2011 and $1,330.7 million in 2010. The decline in revenues from 2011 to 2012 is attributed to the HO QS Arrangement (discussed below) and the 12.31.11 pool change (discussed above).

The following highlights significant factors that impacted 2012 results as compared to 2011 and 2010:

•

Earned premiums in 2012 were $1,042.1 million compared to $1,428.8 million and $1,257.2 million in 2011 and 2010, respectively. The HO QS Arrangement accounted for $166.2 million and the 12.31.11 pool change contributed $267.9 million of this decline. Excluding the impact of the HO QS Arrangement and 12.31.11 pool change, earned premium increased 4.1%(1). This growth was driven by our business insurance and specialty segments. The business segment growth was principally driven by higher average new business premium, increased renewal pricing and a recovering economy. Also contributing to this growth was our termination of an umbrella quota share reinsurance arrangement as of July 1, 2012. The specialty segment growth was principally driven by the addition of new programs and increased rates in our Rockhill unit.

•

Our 2012 results reflected a significant decrease in weather-related catastrophe losses when compared to the same 2011 and 2010 results. Our 2012 catastrophe loss ratio was 6.4 loss ratio points compared to 16.2 loss ratio points and 7.9 loss ratio points for 2011 and 2010, respectively. The HO QS Arrangement benefitted the ratio by ceding catastrophe losses to our reinsurance partners. The 2011 results of our personal and business insurance segments reflected a record level of weather-related catastrophe losses, which impacted 32 of our operating states, including Hurricane Irene and devastating tornadoes in Tuscaloosa, Alabama and Joplin, Missouri.

•

Our SAP non-catastrophe loss and ALAE ratio for 2012 was 61.7 loss ratio points compared to 60.3 loss ratio points and 57.1 loss ratio points for the same 2011 and 2010 periods, respectively. Our 2012 non-catastrophe loss and ALAE ratio results were negatively impacted by the strengthening of loss reserves in our RED unit within our specialty insurance segment. The HO QS Arrangement increased our SAP non-catastrophe loss and ALAE ratio 2.3 points in 2012. Our 2011 non-catastrophe loss and ALAE ratio results were also negatively impacted by a higher level of non-catastrophe weather related losses, a higher number of large bodily injury claims and an increase in workers’ compensation reserves on certain life time disability claims.

•

Net realized gains on investments were $28.8 million in 2012, compared to $38.1 million and $11.0 million in 2011 and 2010, respectively. The level of realized gains in 2011 was driven by reducing our equity holdings to manage our risk parameters as well as selling select securities in anticipation of the cash transfers in connection with the 12.31.11 pool change and the HO QS Arrangement.

(1)

For the year ended December 31, 2012, the following table sets forth the reconciliation of as reported earned premiums to pro forma earned premiums that exclude the impact of the quota share reinsurance agreement covering our homeowners book of business. For the year ended December 31, 2011, the following table sets forth the reconciliation on a pro forma basis which assumes that the 12.31.11 pool change from 80% to 65% was in effect as of January 1, 2011.

($ in millions)	For the year ended December 31
	2012	2011	% Change
Earned Premiums:
As reported earned premiums	$1,042.1	1,428.8	(27.1)%
HO QS Arrangement	166.2	—	—

Sub-total Excluding HO QS	1,208.3	1,428.8	(15.4)%
Impact of 12.31.11 Pool Change	—	267.9	—

Pro forma earned premiums	$1,208.3	1,160.9	4.1%

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

Use of Non-GAAP Financial Measures

In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the year ended December 31, 2012, (ii) exclude the one-time impact of the 1.1.11 pool change for the year ended December 31, 2011, (iii) exclude the impact of the 2010 pool changes, (iv) assumes the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2010, and (v) exclude the impact of the RED underwriting results. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the significance the reinsurance arrangement cession is contributing to our reported results for the year ended December 31, 2012, and (b) perform a meaningful comparison of our results of operations for the year ended December 31, 2012 and 2011. We have also included Reconciliation Tables 1- 7 and Tables 1—6 for readers to better understand the use and calculation of these non-GAAP financial measures.

Homeowners Quota Share Arrangement

To reduce risk and volatility, while providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners book of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Liquidity and Capital Resources – Reinsurance Arrangements” for a more detailed discussion of the HO QS Arrangement. We believe the long term benefits of our homeowner actions will be a more predictable and profitable book of homeowners business with reduced risk to our capital base.

For 2012, our GAAP and SAP underwriting loss was $82.1 million and $92.0 million, respectively. The HO QS Arrangement improved our GAAP net underwriting loss by $6.0 million (or 0.7 points increase on our GAAP combined ratio) (see Reconciliation Table 1), and our SAP underwriting loss by $7.8 million (or 0.7 points increase on our SAP combined ratio) (see Reconciliation Table 2).

The following table sets forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2012.

Reconciliation Table 1

For the year ended December 31, 2012	GAAP HO QS Arrangement Cession - Overall Results
($ millions)	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Earned premiums	$1,042.1	$166.2	$1,208.3
Losses and LAE incurred:
Cat loss and ALAE	67.1	49.5	116.6
Non-cat loss and LAE	711.2	74.5	785.7

Total Loss and LAE incurred	778.3	124.0	902.3
Acquisition and operating expenses	345.9	48.2	394.1

Net underwriting loss	$(82.1)	$(6.0)	$(88.1)

Cat loss and ALAE ratio	6.4%	29.8%	9.6%
Non-cat loss and LAE ratio	68.3%	44.8%	65.0%

Total Loss and LAE ratio	74.7%	74.6%	74.6%
Expense ratio	33.2%	29.0%	32.6%

Combined ratio	107.9%	103.6%	107.2%

The following table sets forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2012.

Reconciliation Table 2

For the year ended December 31, 2012	SAP HO QS Arrangement Cession—Overall Results
($ millions)	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$1,055.3	$172.3	$1,227.6
Earned premiums	1,042.1	166.2	1,208.3
Losses and LAE incurred:
Cat loss and ALAE	67.1	49.5	116.6
Non-cat loss and ALAE	643.0	74.5	717.5

Total Loss and ALAE	710.1	124.0	834.1
ULAE	68.9	—	68.9

Total Loss and ALAE incurred	779.0	124.0	903.0
Underwriting expenses	355.1	50.0	405.1

Net underwriting loss	$(92.0)	$(7.8)	$(99.8)

Cat loss and ALAE ratio	6.4%	29.8%	9.6%
Non-cat loss and ALAE ratio	61.7%	44.8%	59.4%

Total loss and ALAE ratio	68.1%	74.6%	69.0%
ULAE ratio	6.7%	0.0%	5.7%

Total loss and LAE ratio	74.8%	74.6%	74.7%
Expense ratio	33.6%	29.0%	33.0%

Combined ratio	108.4%	103.6%	107.7%

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results at Reconciliation Table 5 and our homeowners’ line of business at Reconciliation Table 6.

Summary of Key Indicators of Insurance Segment Results

The following table sets forth certain key performance indicators for our insurance segments for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Written premiums(1)	$469.5		$349.4		$236.4		$1,055.3
Earned premiums	469.8		327.2		245.1		1,042.1
Cat loss and ALAE	26.9	5.7	37.8	11.5	2.4	1.0	67.1	6.4
Non-cat loss and ALAE	276.7	58.9	165.7	50.7	200.6	81.8	643.0	61.7
ULAE	41.2	8.8	19.0	5.8	8.7	3.5	68.9	6.7
Underwriting expenses(2)	126.6	27.0	147.0	42.1	81.5	34.4	355.1	33.6

SAP underwriting loss and SAP combined ratio	$(1.6)	100.4	$(42.3)	110.1	$(48.1)	120.7	$(92.0)	108.4

($ millions)	2011
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(3)	$647.4		$341.7		$295.5		$1,284.6
Earned premiums	800.6		379.0		249.2		1,428.8
Cat loss and ALAE	178.9	22.3	51.6	13.6	0.6	0.2	231.1	16.2
Non-cat loss and ALAE	469.1	58.6	220.2	58.1	172.4	69.2	861.7	60.3
ULAE	50.9	6.4	24.6	6.5	9.4	3.8	84.9	5.9
Underwriting expenses	169.1	26.1	153.5	44.9	113.4	38.4	436.0	33.9

SAP underwriting loss and SAP combined ratio	$(67.4)	113.4	$(70.9)	123.1	$(46.6)	111.6	$(184.9)	116.3

($ millions)	2010
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums(4)	$819.9		$377.3		$126.3		$1,323.5
Earned premiums	798.5		383.5		75.2		1,257.2
Cat loss and ALAE	74.0	9.3	25.0	6.5	—	—	99.0	7.9
Non-cat loss and ALAE	454.7	56.9	215.5	56.2	46.9	62.5	717.1	57.1
ULAE	40.7	5.1	20.2	5.3	6.2	8.2	67.1	5.3
Underwriting expenses	238.4	29.1	146.8	38.9	50.6	40.0	435.8	32.9

SAP underwriting loss and SAP combined ratio	$(9.3)	100.4	$(24.0)	106.9	$(28.5)	110.7	$(61.8)	103.2

(1)	See Reconciliation Table 5 for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.

(2)	See Reconciliation Table 2 for the impact of the HO QS Arrangement cession on our SAP underwriting results.

(3)	Includes:

a.

The one-time transfer of $34.1 million of unearned premiums by the Rockhill Insurers to our specialty insurance segment in conjunction with the 1.1.11 pool change. In connection with this unearned premium transfer, we paid a one-time ceding commission of $8.3 million to the Rockhill Insurers.

b.

The one-time transfer of $106.8 million of unearned premiums by the STFC Pooled Companies to the Mutual Pooled Companies in conjunction with the 12.31.11 pool change (transfer of $43.4 million, $35.6 million and $27.8 million, respectively, from our personal insurance, business insurance and specialty insurance segments). In connection with this unearned premium transfer, we recognized a one-time ceding commission of $27.3 million from the Mutual Pooled Companies ($9.1 million, $9.6 million and $8.6 million, respectively, to our personal insurance, business insurance and specialty insurance segments).

c.

The one-time transfer of $106.3 million of unearned premiums by the STFC Pooled Companies on December 31, 2011 related to the HO QS Arrangement (from our personal insurance segment). In connection with this transfer we recognized a ceding commission of $30.8 million.

d.

Combined, these transactions impacted our personal insurance, business insurance and specialty insurance segments’ statutory expense ratio by (0.1) points, 1.7 points and (0.9) points, respectively, and increased the total expense ratio by 0.7 points. See previous discussion regarding differences between GAAP and SAP.

(4)

Includes the one-time transfer of $1.4 million of unearned premiums to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pool changes (transfer of $2.1 million of our personal insurance segment and receipt of $0.7 million for the Mutual Pooled Companies’ business insurance segment).

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

The following table sets forth the reconciliation of the one-time impact on net written premiums for the year ended December 31, 2011, of the unearned premiums transferred by the Rockhill Insurers to us on January 1, 2011, in conjunction with the 1.1.11 pool change and for the year ended December 31, 2011, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2011:

Reconciliation Table 3

	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
			Pro Forma
($ millions)	As Reported 2012 Net Written Premiums	As Reported 2011 Net Written Premiums	01.01.11 Pool Change Impact	2011 Net Written Premiums Excluding 01.01.11 Pool Change	12.31.11 UEP Transfer	2011 Net Written Premiums Excluding 12.31.11 UEP Transfer	12.31.11 Pool Change Impact	Pro Forma 12/31/11
Personal insurance segment:
Personal auto	$383.6	$452.1	$—	$452.1	$(32.4)	$484.5	$(90.8)	$393.7
Homeowners	56.5	163.5	—	163.5	(7.8)	171.3	(32.1)	139.2
Other personal	29.4	31.8	—	31.8	(3.2)	35.0	(6.6)	28.4

Total personal	469.5	647.4	—	647.4	(43.4)	690.8	(129.5)	561.3
Business insurance segment:
Commercial auto	88.4	84.5	—	84.5	(8.5)	93.0	(17.5)	75.5
Commercial multi-peril	101.1	98.2	—	98.2	(10.3)	108.5	(20.4)	88.1
Fire & allied lines	75.6	83.0	—	83.0	(8.9)	91.9	(17.2)	74.7
Other & product liability	66.5	56.7	—	56.7	(5.9)	62.6	(11.7)	50.9
Other commercial	17.8	19.3	—	19.3	(2.0)	21.3	(4.0)	17.3

Total business	349.4	341.7	—	341.7	(35.6)	377.3	(70.8)	306.5

Specialty insurance segment:
RED	67.9	128.4	—	128.4	(13.2)	141.6	(26.5)	115.1
Rockhill	99.7	91.7	24.3	67.4	(8.3)	75.7	(14.2)	61.5
Workers’ compensation	68.8	75.4	9.8	65.6	(6.3)	71.9	(13.5)	58.4

Total specialty	236.4	295.5	34.1	261.4	(27.8)	289.2	(54.2)	235.0

Total net written premiums	$1,055.3	$1,284.6	$34.1	$1,250.5	$(106.8)	$1,357.3	$(254.5)	$1,102.8

The following table sets forth the reconciliation of the one-time impact on net written premiums for the year ended December 31, 2010, of the unearned premiums transferred to the Mutual Pooled Companies on January 1, 2010, in conjunction with the 2010 pool changes and for the year ended December 31, 2010, on a pro forma basis which assumes that the 12.31.11 pool change from an 80% to 65% participation percentage had been in effect as of January 1, 2010:

Reconciliation Table 4

	Net Written Premiums Reconciliation Table From 80% to Pro Forma 65%
($ millions)	As Reported 2010 Net Written Premiums	12.31.10 Pool Change Impact	Pro Forma 2010 Net Written Premiums Excluding 12.31.10 Pool Change	12.31.11 Pool Change Impact	Pro Forma 12/31/10
Personal insurance segment:
Personal auto	$517.1	$(2.1)	$519.2	$(97.3)	$421.9
Homeowners	268.8	—	268.8	(50.4)	218.4
Other personal	34.0	—	34.0	(6.4)	27.6

Total personal	819.9	(2.1)	822.0	(154.1)	667.9

Business insurance segment:
Commercial auto	95.4	—	95.4	(17.8)	77.6
Commercial multi-peril	98.4	—	98.4	(18.4)	80.0
Fire & allied lines	95.3	—	95.3	(17.9)	77.4
Other & product liability	66.1	—	66.1	(12.4)	53.7
Other commercial	22.1	—	22.1	(4.2)	17.9

Total business	377.3	—	377.3	(70.7)	306.6

Specialty insurance segment:
RED	83.9	0.7	83.2	(15.6)	67.6
Rockhill	3.5	—	3.5	(0.7)	2.8
Workers’ compensation	38.9	—	38.9	(7.3)	31.6

Total specialty	126.3	0.7	125.6	(23.6)	102.0

Total net written premiums	$1,323.5	$(1.4)	$1,324.9	$(248.4)	$1,076.5

Personal Insurance Segment

The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the year ended December 31, 2012 and on a pro forma basis for the years ended December 31, 2011 and 2010 (see Reconciliation Tables 3 and 4).

Table 1

($ millions)	2012	2011	2010
	As Reported	Pro Forma	Pro Forma
Personal Insurance Segment:

Net Written Premiums
Personal auto	$383.6	393.7	421.9
Homeowners	56.5	139.2	218.4
Other personal	29.4	28.4	27.6

Total personal	$469.5	561.3	667.9

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2012, 2011 and 2010:

Table 2

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Personal auto	$382.0	$10.7	$242.5	$253.2	2.8	63.4	66.2
Homeowners	59.7	8.5	23.2	31.7	14.3	38.9	53.2
Other personal	28.1	7.7	11.0	18.7	27.4	39.3	66.7

Total personal	$469.8	$26.9	$276.7	$303.6	5.7	58.9	64.6
ULAE	—	—	—	41.2	—	—	8.8

Total Loss and LAE	$469.8	$26.9	$276.7	$344.8	5.7	58.9	73.4

2011
Personal auto	$492.6	$16.9	$312.9	$329.8	3.4	63.6	67.0
Homeowners	272.7	154.4	139.4	293.8	56.7	51.0	107.7
Other personal	35.3	7.6	16.8	24.4	21.4	47.9	69.3

Total personal	$800.6	$178.9	$469.1	$648.0	22.3	58.6	80.9
ULAE	—	—	—	50.9	—	—	6.4

Total Loss and LAE	$800.6	$178.9	$469.1	$698.9	22.3	58.6	87.3

2010
Personal auto	$508.1	$6.6	$308.1	$314.7	1.3	60.6	61.9
Homeowners	257.3	62.6	133.5	196.1	24.3	51.9	76.2
Other personal	33.1	4.8	13.1	17.9	15.0	39.0	54.0

Total personal	$798.5	$74.0	$454.7	$528.7	9.3	56.9	66.2
ULAE	—	—	—	40.7	—	—	5.1

Total Loss and LAE	$798.5	$74.0	$454.7	$569.4	9.3	56.9	71.3

As reported personal insurance segment net written premiums for the year ended December 31, 2012 decreased 27.5% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3). As reported personal insurance segment net written premiums for the year ended December 31, 2012 decreased 16.4% compared to pro forma net written premiums for the same 2011 period (see Table 1). This decrease in premiums was primarily due to the following changes in our personal auto and homeowners lines of business: (i) the reshaping of our geographic footprint; (ii) rate actions; and (iii) the HO QS Arrangement. In our personal insurance segment, the HO QS Arrangement decreased our SAP net underwriting loss by $7.8 million and our SAP combined ratio by 0.8 points for the year ended December 31, 2012 (see Reconciliation Table 5).

The following table sets forth, on a SAP and pro forma basis, certain of our key performance indicators for our personal insurance segment before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2012.

Reconciliation Table 5

For the year ended December 31, 2012	SAP HO QS Arrangement Cession – Personal Insurance
($ millions)	As Reported	HO QS Cession	Pro Forma without HO QS Cession
Net written premiums	$469.5	$172.3	$641.8
Earned premiums	469.8	166.2	636.0
Losses and LAE Incurred:
Cat loss and ALAE	26.9	49.5	76.4
Non-cat loss and ALAE	276.7	74.5	351.2

Total Loss and ALAE	303.6	124.0	427.6
ULAE	41.2	—	41.2

Total Loss and LAE incurred	344.8	124.0	468.8
Underwriting expenses	126.6	50.0	176.6

Net underwriting gain	$(1.6)	$(7.8)	$(9.4)

Cat loss and ALAE ratio	5.7%	29.8%	12.0%
Non-cat loss and ALAE ratio	58.9%	44.8%	55.2%

Total Loss and ALAE ratio	64.6%	74.6%	67.2%
ULAE ratio	8.8%	0.0%	6.5%

Total Loss and LAE ratio	73.4%	74.6%	73.7%
Expense ratio	27.0%	29.0%	27.5%

Combined ratio	100.4%	103.6%	101.2%

Our personal insurance segment’s SAP catastrophe loss and ALAE ratio for 2012 was 5.7 loss ratio points compared to 22.3 loss ratio points and 9.3 loss ratio points for 2011 and 2010, respectively (see Table 2). Cessions under the HO QS Arrangement reduced our personal insurance segment catastrophe losses by $49.5 million in 2012 (see Reconciliation Table 5). In 2012, our catastrophe losses without the HO QS cession was $76.4 million. The majority of the 2012 catastrophe losses were primarily related to wind and hail activity from a tornado, wind and hail activity in Louisville, Kentucky, and St. Louis, Missouri and wind activity from a storm in the Midwest and Mid-Atlantic states. In 2011, our catastrophe losses included losses arising from Hurricane Irene and the tornadoes in Tuscaloosa, Alabama and Joplin, Missouri, as well as other tornadoes and wind and hail storms. A majority of the losses generated from these catastrophes were concentrated in six states: Tennessee, Ohio, Missouri, Texas, North Carolina and Alabama. The severity of these storm losses was the highest in our history. During 2010, we were impacted by losses from 30 of the 33 storms that were classified as numbered catastrophes by PCS, including a series of spring storms with wind and hail in northern Ohio and a rash of floods in the Nashville, Tennessee area, both which affected our auto physical damage results in both personal and business insurance auto lines.

As reported personal auto net written premiums for the year ended December 31, 2012 decreased 15.2% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3). As reported personal auto net written premiums for the year ended December 31, 2012 decreased 2.6% compared to pro forma net written premiums for the same 2011 period (see Table 1). This decrease in premiums was primarily due to (i) the reshaping of our geographic footprint to de-emphasize the Midwest and Southeast and to grow in areas less prone to wind damage, and (ii) actions taken in our homeowners book of business (discussed below) which have impacted our companion home/auto policies. Even with this decline in overall personal auto net written premiums, we have continued to achieve premium growth in several states such as Texas, Colorado, Connecticut and Georgia. In addition, we have produced personal auto premium growth in underpenetrated states, such as Illinois and Michigan. We continue to aggressively address our rate needs in the personal auto line of business and have filed rate increases in the mid-single digit range to offset loss cost trends, primarily relating to bodily injury claims. The personal auto SAP non-cat loss ratio for the year ended December 31, 2012 improved slightly compared to this ratio for the same 2011 period primarily due to the factors discussed above.

As reported personal auto net written premiums for the year ended December 31, 2011 decreased 12.6% compared to as reported net written premiums for the same 2010 period (see Reconciliation Tables 3 and 4). Pro forma personal auto net written premiums for the year ended December 31, 2011 decreased 6.7% compared to pro forma net written premiums for the same 2010 period (see Table 1). This decrease in premiums was primarily impacted by the sale of our nonstandard automobile insurance subsidiary in 2010. The personal auto SAP non-cat loss ratio for the year ended December 31, 2011 increased 3.0 points compared to this ratio for the same 2010 period. The increase in this ratio was primarily due to increases in liability claim frequency, including an increase in the number of large losses.

As reported homeowners net written premiums was $56.5 million for the year ended December 31, 2012 compared to as reported net written premiums of $163.5 million for the same 2011 period (see Reconciliation Table 3). As reported homeowners net written premiums decreased $82.7 million for the year ended December 31, 2012 compared to pro forma net written premiums for the same 2011 period (see Table 1). This decrease in premiums was primarily due to the HO QS Arrangement. Net written premiums ceded under the HO QS Arrangement were $172.3 million in 2012. For the year ended December 31, 2012, homeowners net written premiums excluding the impact of the HO QS Arrangement was $228.8 million (Reconciliation Table 6) compared to $139.2 million in 2011 (Table 1). At December 31, 2011 under the HO QS Arrangement, the State Auto Group ceded 75% of its unearned premiums ($86.4 million pro forma) in force to the reinsurers, which impacted our net written premiums by the same amount.

As reported homeowners net written premiums for the year ended December 31, 2011 decreased 39.2% compared to as reported net written premiums for the same 2010 period (see Reconciliation Tables 3 and 4). Pro forma homeowners net written premiums for the year ended December 31, 2011 decreased 36.3% compared to pro forma net written premiums for the same 2010 period (see Table 1). This decrease in premiums was primarily due to the HO QS Arrangement. During 2011 and 2010, we experienced declines in our policy counts from our core states of Ohio, Kentucky, and Indiana but also experienced policy count growth in states that we have either expanded into or identified as profitable growth opportunities.

The following table sets forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the year ended December 31, 2012.

Reconciliation Table 6

For the year ended December 31, 2012	SAP HO QS Arrangement Cession – Homeowners
($ millions)	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$56.5	$172.3	$228.8
Earned premiums	59.7	166.2	225.9
Losses and LAE incurred:
Cat loss and ALAE	8.5	49.5	58.0
Non-cat loss and ALAE	23.2	74.5	97.7

Total Loss and ALAE incurred	$31.7	$124.0	$155.7
Cat loss and ALAE ratio	14.3%	29.8%	25.7%
Non-cat loss and ALAE ratio	38.9%	44.8%	43.2%

Total Loss and ALAE ratio	53.2%	74.6%	68.9%

For the year ended December 31, 2012, the HO QS Arrangement improved our homeowners SAP loss and ALAE ratio by 15.7 points, with catastrophe losses accounting for 11.4 points of this improvement. In addition, we experienced improvement due to favorable development from events that occurred prior to the inception of the HO QS Arrangement. Events occurring on or prior to December 31, 2011 are excluded from the HO QS Arrangement.

The homeowners SAP non-cat loss ratio for the year ended December 31, 2012 was 38.9%, an improvement of 12.1 points compared to the same 2011 period (see Table 2). Our non-catastrophe loss ratio improved as a result of prior year rate actions emerging in earned premiums. We continued to aggressively address our rate needs in the homeowners’ book of business in 2012 receiving regulatory approval to implement rate increases averaging approximately 15% in 26 of 28 of the states we write homeowners business in (“active states”) during 2012. In general, the most wind and adverse weather-prone states are receiving higher rate and deductible increases. The homeowners SAP non-cat loss ratio for the year ended December 31, 2011 slightly declined 0.9 points from the same 2010 period (see Table 2).

In addition to rate increases, we continue to utilize the following additional strategies to improve our homeowners results.

•

CustomFitSM homeowners: We have implemented the use of our by-peril rating approach, CustomFit homeowners, in states that represent approximately 80% of our homeowners’ premium and 86% of our five-year wind/hail losses. During 2012, our CustomFit homeowners was operational in 20 of our 28 active states. During 2012, we developed a second generation CustomFit homeowners product, which enhances our ability to model non-weather related losses. This second generation of CustomFit homeowners was deployed in 2 active states in late 2012.

•

Evaluating, monitoring and terminating unprofitable agencies: We are aggressively evaluating and monitoring unprofitable agencies, which includes reviewing existing policies, implementing tighter new business and renewal guidelines, and applying other loss mitigation tools. In 2012, we terminated the personal lines relationship with a significant number of agencies in our most unprofitable homeowners states.

•

Insurance to value: We continue to focus on insurance to value so that our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss. Proper insurance to value ensures that our premiums are commensurate with our loss exposure.

•

Wind and hail deductibles: We have implemented mandatory wind and hail deductibles in all targeted catastrophe prone states. We continue to evaluate the implementation of this loss mitigation tool in other states based upon annual rate reviews.

Business Insurance Segment

The following table sets forth the net written premiums by major product line of business for our business insurance segment for the year ended December 31, 2012 and on a pro forma basis for the years ended December 31, 2011 and 2010 (see Reconciliation Tables 3 and 4).

Table 3

($ millions)	2012	2011	2010
	As Reported	Pro Forma	Pro Forma
Business Insurance Segment:

Net Written Premiums
Commercial auto	$88.4	75.5	77.6
Commercial multi-peril	101.1	88.1	80.0
Fire & allied lines	75.6	74.7	77.4
Other & product liability	66.5	50.9	53.7
Other commercial	17.8	17.3	17.9

Total business	$349.4	306.5	306.6

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2012, 2011 and 2010:

Table 4

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2012
Business insurance segment:
Commercial auto	$81.4	$0.7	$51.6	$52.3	0.9	63.3	64.2
Commercial multi-peril	94.3	13.0	52.8	65.8	13.8	55.9	69.7
Fire & allied lines	74.5	23.8	22.9	46.7	31.9	30.8	62.7
Other & product liability	59.3	—	33.6	33.6	—	56.8	56.8
Other commercial	17.7	0.3	4.8	5.1	1.3	27.3	28.6

Total business	$327.2	$37.8	$165.7	$203.5	11.5	50.7	62.2
ULAE	—	—	—	19.0	—	—	5.8

Total Loss and LAE	$327.2	$37.8	$165.7	$222.5	11.5	50.7	68.0

2011
Business insurance segment:
Commercial auto	$94.0	$2.7	$56.4	$59.1	2.8	60.1	62.9
Commercial multi-peril	104.1	21.6	52.1	73.7	20.7	50.0	70.7
Fire & allied lines	93.8	26.7	51.1	77.8	28.5	54.4	82.9
Other & product liability	65.4	—	53.8	53.8	—	82.2	82.2
Other commercial	21.7	0.6	6.8	7.4	2.8	31.2	34.0

Total business	$379.0	$51.6	$220.2	$271.8	13.6	58.1	71.7
ULAE	—	—	—	24.6	—	—	6.5

Total Loss and LAE	$379.0	$51.6	$220.2	$296.4	13.6	58.1	78.2

2010
Business insurance segment:
Commercial auto	$98.6	$1.5	$55.8	$57.3	1.5	56.6	58.1
Commercial multi-peril	95.6	7.4	46.5	53.9	7.7	48.6	56.3
Fire & allied lines	97.7	15.6	51.0	66.6	16.0	52.1	68.1
Other & product liability	69.0	—	54.0	54.0	—	78.4	78.4
Other commercial	22.6	0.5	8.2	8.7	2.3	35.7	38.0

Total business	$383.5	$25.0	$215.5	$240.5	6.5	56.2	62.7
ULAE	—	—	—	20.2	—	—	5.3

Total Loss and LAE	$383.5	$25.0	$215.5	$260.7	6.5	56.2	68.0

As reported business insurance segment net written premiums for the year ended December 31, 2012 increased 2.3% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3). As reported business insurance segment net written premiums for the year ended December 31, 2012 increased by 14.0% compared to pro forma net written premiums for the same 2011 period (see Table 3). This increase in premiums was primarily due to our (i) writing larger average premium new business accounts, (ii) receiving modest pricing increases on renewal business, and (iii) experiencing more growth on existing polices due to improved economic conditions. Additionally, business insurance segment net written premiums included $7.2 million of unearned premiums transferred as the result of terminating an umbrella quota share reinsurance arrangement as of July 1, 2012. For the year ended December 31, 2011, written premiums of $13.5 million were ceded under the umbrella treaty. For the year ended December 31, 2012, the termination of this umbrella treaty accounted for 4.7 points of the 14.0% net written premium growth discussed above.

As reported business insurance segment net written premiums for the year ended December 31, 2011 decreased 9.4% compared to as reported net written premiums for the same 2010 period (see Reconciliation Tables 3 and 4). Pro forma business insurance net written premiums for the year ended December 31, 2011 were flat compared to pro forma net written premiums for the same 2010 period (see Table 3).

The business insurance segment’s SAP non catastrophe loss and ALAE ratio for 2012 was 50.7 loss ratio points compared to 58.1 loss ratio points and 56.2 loss ratio points for 2011 and 2010, respectively (see Table 4). The decrease from 2011 to 2012 was primarily due to fewer large losses in our fire and allied and other & product liability lines. The increase from 2010 to 2011 was primarily due to an increase in weather-related losses in the fire & allied lines as well as an increase in the number of large losses attributable to a more active claims process whereby the ultimate liability was recognized earlier in the case reserving process.

The business insurance segment’s catastrophe loss and ALAE ratio for 2012 was 11.5 loss ratio points compared to 13.6 loss ratio points and 6.5 loss ratio points for 2011 and 2010, respectively. We experienced a higher level of catastrophe losses in 2012 and 2011 as compared to 2010.

Our small accounts are a foundational element of our premium writings and will continue as an important part of our future business plans. Improved efficiency and reduced processing expense will be critical to our success managing these accounts. Business Insurance Evolution (BIE), introduced into two states in 2012, is an important tool providing automated predictive price models and rules engines as part of our new business and policy renewal process on our smaller accounts. BIE will allow this process to move from being high touch (i.e. very manual), to low or in many instances no touch processing. We intend to complete the integration of BIE into our remaining states in 2013 in our largest lines of business. We believe that over time the ability to price policies based on predictive criteria and issuing them more efficiently will produce an improvement in our loss ratio and expense ratio results, while increasing agent satisfaction. We anticipate profit improvement in our smaller account book of business beginning in 2014.

Our current book of business is mainly comprised of smaller commercial accounts that are less than $5,000 in premium. Our goal in 2013 is to write larger, more complex accounts in the premium range of $25,000-$50,000. As these accounts are written frequently by independent agents, we have developed strategies which we believe will enable us to write a larger percentage of these accounts. We believe writing a greater mix of larger accounts will improve our expense ratio and provide value to our independent agencies.

Additionally, we are concentrating on accounts which produce $100,000 or more in premium. These large accounts will typically have over $3.0 million of payroll and more than $25.0 million in sales. We believe our risk consulting and claims management will provide value to our independent agents in writing these larger accounts.

Specialty Insurance Segment

In our specialty insurance segment, we offer commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

The following table sets forth the net written premiums by unit for our specialty insurance segment for the year ended December 31, 2012 and on a pro forma basis for the years ended December 31, 2011 and 2010 (see Reconciliation Tables 3 and 4).

Table 5

($ millions)	2012	2011	2010
	As Reported	Pro Forma	Pro Forma
Specialty Insurance Segment:

Net Written Premiums
RED	$67.9	115.1	67.6
Rockhill	99.7	61.5	2.8
Workers’ compensation	68.8	58.4	31.6

Total specialty	$236.4	235.0	102.0

As reported specialty insurance segment net written premiums for the year ended December 31, 2012 decreased 20.0% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3). As reported specialty insurance segment net written premiums for the year ended December 31, 2012 increased by 0.6% compared to pro forma net written premiums for the same 2011 period (see Table 5). Pro Forma specialty insurance segment net written premiums for the year ended December 31, 2011 increased 130.4% compared to the pro forma net written premiums for the same 2010 period (see Table 5).

For our Rockhill unit, as reported net written premiums for the year ended December 31, 2012 increased 8.7% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3), and as reported net written premiums for the year ended December 31, 2012 increased 62.1% compared to pro forma net written premiums for the same 2011 period (see Table 5). The increase was impacted by the following.

•

Growth driven by the addition of six new programs generated through managing general underwriters. These new programs accounted for $14.6 million of the premium growth for the year ended December 31, 2012;

•

Changes in the structure of two liability lines and all other perils reinsurance programs made in 2011, which resulted in our retaining additional written premium of $6.5 million for the year ended December 31, 2012;

•

Significant rate increases in our property business and increased business opportunities through our excess and surplus channel for catastrophe exposed businesses due to recent global catastrophe events and recent industry catastrophe model changes. This business is written on a non-admitted basis, which allows us to underwrite unique insurance requirements using customized rates and forms, and is subject to a separate catastrophe treaty with a net retention of $9.75 million for each occurrence; and

•

Exposure growth in our excess and surplus casualty lines, which we believe was attributable to early signs of stabilization in pricing in the commercial lines market and the strengthening of broker relationships and marketing initiatives.

For our Rockhill unit, as reported net written premiums for the year ended December 31, 2011 increased $88.2 million compared to as reported net written premiums for the same 2010 period (see Reconciliation Tables 3 and 4). The premium growth in our Rockhill unit was primarily due to the addition of the Rockhill Insurers’ business into the Pooling Arrangement in 2011.

For our workers’ compensation unit, as reported net written premiums for the year ended December 31, 2012 decreased 8.8% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3), and as reported net written premiums for the year ended December 31, 2012 increased 17.8% compared to pro forma net written premiums for the same 2011 period (see Table 5). The premium growth in our workers’ compensation unit was driven by increases in our mono-line product due primarily to state expansion and a firming market place along with growth in our small account workers’ compensation product written in conjunction with our standard business products.

For our workers’ compensation unit, as reported net written premiums for the year ended December 31, 2011 increased 93.8% compared to as reported net written premiums for the same 2010 period (see Reconciliation Tables 3 and 4). The net written premium growth in the workers’ compensation unit was primarily due to the addition of the Rockhill Insurers’ business into the Pooling Arrangement in 2011. Pro forma workers’ compensation unit net written premiums for the year ended December 31, 2011 increased 84.8% compared to pro forma net written premiums for the same 2010 period (see Table 5).

For our RED unit, as reported net written premiums for the year ended December 31, 2012 decreased 47.1% compared to as reported net written premiums for the same 2011 period (see Reconciliation Table 3) and as reported net written premiums for the year ended December 31, 2012 decreased 41.0% compared to pro forma net written premiums for the same 2011 period (see Table 5). The decrease in net written premiums was primarily due to the cancelation of substantially all RED programs.

The specialty insurance segment produced net underwriting losses for the year ended December 31, 2012, of $48.1 million (see Reconciliation Table 7), due to the unprofitable performance of the RED unit. In our specialty insurance segment, RED underwriting results increased our SAP net underwriting loss by $49.3 million and increased our SAP combined ratio by 26.2 points for the year ended December 31, 2012 (see Reconciliation Table 7). The total specialty insurance segment SAP non catastrophe loss and ALAE ratio for year ended December 31, 2012 increased 12.6 points from the same 2011 period (see Table 6) primarily due to $30.5 million of loss and loss expense reserve strengthening within our RED unit principally related to a large commercial auto trucking program and a sizeable commercial restaurant program, which were cancelled in 2012. As previously disclosed, we have reorganized and merged the operations of RED into the Rockhill unit’s program division and have terminated or sent notice of termination representing substantially all of the business written by the former management team of RED. We will continue writing program business through the Rockhill unit.

The following table sets forth, on a SAP and pro forma basis, certain of our key performance indicators for our specialty insurance segment before and after the impact of the RED underwriting results for the year ended December 31, 2012.

Reconciliation Table 7

For the year ended December 31, 2012	SAP Underwriting Results – Specialty Insurance
($ millions)	As Reported	RED	Pro Forma without RED
Net written premiums	$236.4	$67.9	$168.5
Earned premiums	245.1	97.9	147.2
Losses and LAE incurred:
Cat loss and ALAE	2.4	0.7	1.7
Non-cat loss and ALAE	200.6	114.9	85.7

Total Loss and ALAE	203.0	115.6	87.4
ULAE	8.7	4.6	4.1

Total Loss and LAE incurred	211.7	120.2	91.5

Acquisition and operating expenses	81.5	27.0	54.5

Net underwriting loss	$(48.1)	$(49.3)	$1.2

Cat loss and ALAE ratio	1.0%	0.7%	1.1%
Non-cat loss and ALAE ratio	81.8%	117.4%	58.3%

Total Loss and ALAE ratio	82.8%	118.1%	59.4%
ULAE ratio	3.5%	4.7%	2.8%

Total Loss and LAE ratio	86.3%	122.8%	62.2%

Expense ratio	34.4%	39.8%	32.3%

Combined ratio	120.7%	162.6%	94.5%

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the years ended December 31, 2012, 2011 and 2010:

Table 6

($ millions) Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
Specialty insurance segment:
2012	$245.1	$2.4	$200.6	$203.0	1.0	81.8	82.8
ULAE	—	—	—	8.7	—	—	3.5

Total Loss and LAE	$245.1	$2.4	$200.6	$211.7	1.0	81.8	86.3

2011	$249.2	$0.6	$172.4	$173.0	0.2	69.2	69.4
ULAE	—	—	—	9.4	—	—	3.8

Total Loss and LAE	$249.2	$0.6	$172.4	$182.4	0.2	69.2	73.2

2010	$75.2	—	$46.9	$46.9	—	62.5	62.5
ULAE	—	—	—	6.2	—	—	8.2

Total Loss and LAE	$75.2	—	$46.9	$53.1	—	62.5	70.7

In the specialty insurance segment, the total SAP non-cat loss ratio for year ended December 31, 2011 increased 6.7 points from the same 2010 period (see Table 6). The increase was primarily driven by an increase in reserves of $5.4 million in certain life time disability claims in the workers’ compensation line of business, nearly all of which are from 2009 and prior years, with approximately 65% from accident years 2006 and prior, as well as higher levels of losses in our RED commercial auto line of business.

Loss and LAE Development

Losses and loss expenses for a calendar year represent the combined estimated ultimate liability for claims occurring in the current calendar year along with any change in estimated ultimate liability for claims occurring in prior years. The following table sets forth the provision for losses and loss expenses for those claims occurring in the current and prior years, along with the GAAP loss and LAE ratio for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	% GAAP Loss and LAE	2011	% GAAP Loss and LAE	2010	% GAAP Loss and LAE
Provision for losses and loss expenses occurring:
Current year	$795.2	76.3	$1,213.3	84.9	$954.2	75.9
Prior years	(16.9)	(1.6)	(33.3)	(2.3)	(64.6)	(5.1)

Total losses and loss expenses	$778.3	74.7	$1,180.0	82.6	$889.6	70.8

As shown above, the 2012 loss and loss expenses attributable to prior years totaled a decrease of $16.9 million, or favorable development, in the estimated ultimate liability for prior years’ claims. The following table sets forth a tabular presentation of the favorable development by accident year for the year ended December 31, 2012:

($ millions) Accident Year	Current Year Development of Ultimate Liability
Redundancy /(Deficiency)
2002 and prior	$0.9
2003	0.2
2004	0.3
2005	-
2006	(0.1)
2007	2.4
2008	2.3
2009	4.9
2010	8.0
2011	(2.0)

Total	$16.9

While emergence by accident year includes normal fluctuations due to the uncertainty associated with loss reserve development and claim settlement, the favorable development in 2012 came primarily from the accident years 2010 and 2009. The more notable items contributing to the 2012 favorable development were:

•	ULAE was $6.3 million lower than anticipated in the reserves at December 31, 2011.

•	We experienced favorable catastrophe loss development of $10.4 million in 2012 related to the higher level of catastrophe losses we experienced in 2011.

•

In the personal and business insurance segments, the non-catastrophe loss and ALAE reserves accounted for $28.0 million of favorable development related to the latest three accident years, primarily in the personal auto liability, other & product liability, and fire & allied lines with $10.5 million, $9.4 million and $5.1 million of the favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity.

•

In the specialty insurance segment, the non-catastrophe loss and ALAE reserves accounted for $27.8 million of adverse development related to the latest two accident years, which was driven by RED reserve strengthening (discussed above).

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

The favorable development in 2010 came primarily from accident year 2009 and 2008. The more notable items contributing to the 2010 favorable development were:

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

The following table sets forth loss and loss expenses payable by major line of business at December 31, 2012 and 2011:

($ millions)	December 31, 2012	December 31, 2011	$ Change
Personal insurance segment:
Personal auto	$186.1	195.9	(9.8)
Homeowners	34.6	71.9	(37.3)
Other personal	10.3	11.2	(0.9)

Total personal	231.0	279.0	(48.0)

Business insurance segment:
Commercial auto	77.4	76.9	0.5
Commercial multi-peril	80.4	73.5	6.9
Fire & allied lines	21.5	24.3	(2.8)
Other & product liability	159.6	158.6	1.0
Other business	2.9	3.6	(0.7)

Total business	341.8	336.9	4.9

Specialty insurance segment	355.9	265.7	90.2

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$928.7	881.6	47.1

The loss and loss expenses payable at December 31, 2012 increased $47.1 million from the loss and loss expenses payable at December 31, 2011. This increase was primarily due to earned premium growth in our specialty insurance segment and the corresponding increase in claims activity, as well as the previously mentioned loss and loss expense reserve strengthening with our RED unit. Our homeowners line of business declined $37.3 million primarily due to the ceding of reserves to unaffiliated reinsurers in connection with the HO QS Arrangement. We conduct quarterly reviews of loss development reports and make judgments in determining the reserves for ultimate losses and loss expenses payable. Several factors are considered by us when estimating ultimate liabilities including consistency in relative case reserve adequacy, consistency in claims settlement practices, recent legal developments, historical data, actuarial projections, accounting projections, exposure changes, anticipated inflation, current business conditions, catastrophe developments, late reported claims, and other reasonableness tests.

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

Acquisition and Operating Expenses

Our GAAP expense ratio was 33.2% in 2012 compared to 33.9% and 33.8% in 2011 and 2010, respectively.

Investment Operations Segment

Our investment portfolio and the investment portfolios of other members of the State Auto Group are managed by our subsidiary, Stateco. Stateco utilizes its own personnel to invest in fixed maturities and large-cap equities and outside investment managers to invest in small-cap equities and international funds. The Investment Committee (the “Committee”) of our Board of Directors establishes the investment policies to be followed by Stateco. Our primary investment objectives are to maintain adequate liquidity and capital to meet our responsibilities to policyholders, grow long term economic surplus to increase our capital position, maintain a consistent level of income to support operations and manage investment risk. Our current investment strategy does not rely on the use of derivative financial instruments.

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

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. At December 31, 2012, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.

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

At December 31, 2012, our investments in fixed maturities, equity securities and certain other invested assets were held as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss) and as such are not included in the determination of net income (loss).

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at December 31, 2012 and 2011:

($ millions)	December 31, 2012	% of Total	December 31, 2011	% of Total
Cash and cash equivalents	$59.0	2.5	$356.0	13.8
Fixed maturities, at fair value:
Fixed maturities	1,674.1	72.0	1,674.5	64.8
Treasury inflation-protected securities	231.0	9.9	260.4	10.1

Total fixed maturities	1,905.1	81.9	1,934.9	74.9
Notes receivable from affiliate (1)	70.0	3.0	70.0	2.7
Equity securities, at fair value:
Large-cap securities	174.2	7.5	122.1	4.7
Small-cap securities	54.2	2.3	45.2	1.7

Total equity securities	228.4	9.8	167.3	6.4
Other invested assets, at fair value:
International instruments	59.0	2.6	52.6	2.0
Other invested assets	5.4	0.2	4.6	0.2

Total other invested assets, at fair value	64.4	2.8	57.2	2.2
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,327.4	100.0	$2,585.9	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2012:

($ millions)	Amortized Cost	Fair Value
Due in 1 year or less	$47.3	47.9
Due after 1 year through 5 years	286.8	306.9
Due after 5 years through 10 years	463.4	502.9
Due after 10 years	601.6	647.7
U.S. government agencies residential mortgage-backed securities	377.1	399.7

Total	$1,776.2	1,905.1

Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

At December 31, 2012, our equity portfolio consisted of approximately 47 different large-cap stocks and 83 small-cap stocks. The largest single position was 6.0% of the equity portfolio based on fair value, and the top ten positions accounted for 28.1% of the equity portfolio. At December 31, 2011, our equity portfolio consisted of approximately 51 different large-cap stocks and 72 small-cap stocks. The largest single position was 2.9% of the equity portfolio based on fair value and the top ten positions account for 22.5% of the equity portfolio. Since our equity portfolio consists primarily of large-cap value-oriented stocks, with a small allocation to small-cap equities, when large-cap stocks and/or value-oriented stocks perform well our equity portfolio typically performs well compared to benchmarks. Conversely, when growth stocks outperform value and/or small- to mid-cap stocks outperform large-cap stocks, our equity portfolio does not perform as well compared to benchmarks.

Market Risk

Our primary market risk exposures are to changes in market prices for equity securities and changes in interest rates and credit ratings for fixed maturity securities. Our fixed maturity securities are subject to interest rate risk whereby the value of the securities varies as market interest rates change. We manage this risk by closely monitoring the duration of the fixed maturity portfolio. The duration of the fixed maturity portfolio was approximately 4.05 and 3.71 as of December 31, 2012 and 2011, respectively. The following table sets forth our interest rate risk and the effects of a parallel change in interest rates on the fair value of the available-for-sale fixed maturity portfolio at December 31, 2012:

($ millions)	Fair Value
	-200 bps Change	-100 bps Change	Actual	+100 bps Change	+200 bps Change
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$398.7	381.9	366.5	349.8	333.3
Obligations of states and political subdivisions	866.9	833.2	800.3	766.0	728.5
Corporate securities	371.2	354.9	338.6	322.4	307.3
U.S. government agencies residential mortgage-backed securities	401.6	403.7	399.7	391.1	379.0

Balance as of December 31, 2012	$2,038.4	1,973.7	1,905.1	1,829.3	1,748.1

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

We believe that the fixed maturity portfolio’s exposure to credit risk is minimal as approximately 81.3% of the bonds we own are rated AA or better. We do not intend to change our investment policy on the quality of our fixed maturity investments. The fixed maturity portfolio is managed in a laddered-maturity style and considers business mix and liability payout patterns to ensure adequate cash flow to meet claims as they are presented. We also manage liquidity risk by maintaining sufficient cash balances, owning some agency and U.S. Treasury securities at all times, purchasing bonds of major issuers, and purchasing bonds that are part of a medium or large issue. The fixed maturity portfolio does not have any direct exposure to either exchange rate risk or commodity risk. We do not rely on the use of derivative financial instruments. To provide us greater flexibility in order to manage our market risk exposures, we categorize our fixed maturities as available-for-sale. We do not maintain a trading portfolio.

We have no mortgage backed securities in our fixed maturity portfolio which may be labeled sub-prime mortgage backed securities. We invest only in conventional mortgage backed securities issued by a federal agency or that are U.S. Government guaranteed. Specifically, approximately $399.7 million or 21.0% of our fixed maturity available-for-sale investment portfolio as of December 31, 2012, were in either Ginnie Mae pools, which are guaranteed by the full faith and credit of the U.S. Government, or Fannie Mae or Freddie Mac pools. In 2008, both Fannie Mae and Freddie Mac received additional U.S. Government backing when they were placed into conservatorship.

Our fixed maturity investment portfolio at December 31, 2012 included obligations of states and political subdivisions with a total carrying value of $800.3 million, with $266.6 million of these securities, or 33.3% of our municipal securities portfolio (“Muni Portfolio”), enhanced by third party monoline insurers (a “Credit Enhancement”) for the payment of principal and interest in the event of an issuer default. A Credit Enhancement is not a primary consideration to us when purchasing a municipal security, as we consider the underlying credit quality of the security as the primary rating factor in our evaluation process. Of the total $800.3 million of municipal securities in our investment portfolio at December 31, 2012, 88.8% were rated AA or better, without the benefit of a Credit Enhancement. We do not believe that a loss of a Credit Enhancement would have a material adverse impact on our results of operations, financial position or liquidity, due to the underlying strength of the issuers of the securities, as well as our ability and intent to hold the securities. In addition, as of December 31, 2012, we had no direct investment in any guarantor including any bond insurer.

The following table sets forth the credit ratings of our municipal securities, excluding Credit Enhancements, based on ratings by nationally recognized rating agencies at December 31, 2012:

Rating ($ millions)	Total fair value	%
AAA*	$270.6	33.8
AA	440.3	55.0
A	82.5	10.3
Other	6.9	0.9

Total	$800.3	100.0

*	Our AAA rating category includes securities which have been either pre-funded or escrowed to maturity.

The following table sets forth the composition of the insurers providing Credit Enhancements, along with the corresponding underlying credit rating of the issuer of the security, at December 31, 2012:

Monoline Insurer / Underlying Rating ($ millions)	Total fair value
Assured Guaranty Municipal Corp. (formerly FSA):
AAA	$44.7
AA	82.6
A	12.3

139.6
AMBAC:
AAA	25.8
AA	26.3
A	6.1

58.2
FGIC:
AAA	3.3
AA	0.3

3.6
National Public Finance Guarantee (formerly MBIA):
AAA	10.8
AA	48.7
A	3.3

62.8
XLCA:
A	2.4

Total municipal securities enhanced by third party monoline insurers	$266.6

We believe our Muni Portfolio is well diversified by issuer and state. We have 14.8% invested in securities which have been either pre-refunded or escrowed to maturity bonds. Within the non pre-refunded and escrowed to maturity portfolio, no single issuer comprises more than 5.0% of the portfolio and no more than 10.0% of the portfolio is concentrated in any one state. We believe our Muni Portfolio is invested within the strongest sectors of the municipal bond market. 28.8% of our municipal bonds are general obligation bonds or other tax-backed bonds. The majority of the remaining Muni Portfolio consists of revenue bonds. Our credit research is an important part of our investment management process, and we continually monitor all holdings for any signs of deterioration. We believe that our municipal holdings will maintain their high credit quality and that the issuers will be able to make all principal and interest payments as they come due.

During 2012 and 2011, we experienced a high level of call activity with respect to both our tax exempt and taxable bonds due to the low interest rate environment. The proceeds from the call, maturity or sale of securities within our Muni Portfolio have been reinvested into both tax exempt and taxable fixed income securities with lower rates of return.

As of December 31, 2012, our large-cap equity portfolio had a beta of 1.05 using the S&P 500 Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the market index. The following table sets forth what changes might occur in the value of the large-cap equity portfolio given a change in the S&P 500 Index at December 31, 2012:

Fair value ($ millions)	$210.8	$192.5	$174.2	$155.9	$137.6
Change in S&P 500 Index	+20%	+10%	0	-10%	-20%
Value as % of original value	121%	111%	100%	90%	79%

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

At December 31, 2012, we have two international funds, Fund 1 and Fund 2, which are included in other invested assets available-for-sale. Fund 1 and Fund 2 had betas of 0.69 and 0.84, respectively, using the MSCI EAFE Index as a benchmark. Beta estimates the degree the portfolio’s price will fluctuate based on a given movement in the index. The following tables set forth what changes might occur in the values of Funds 1 and 2 given a change in the MSCI EAFE Index at December 31, 2012:

Fund 1
Fair value ($ millions)	$29.7	$27.9	$26.1	$24.3	$22.5
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	114%	107%	100%	93%	86%

Fund 2
Fair value ($ millions)	$38.3	$35.6	$32.8	$30.0	$27.3
Change in MSCI EAFE Index	+20%	+10%	0	-10%	-20%
Value as % of original value	117%	108%	100%	92%	83%

The above analysis does not take into account any actions that might be taken by the portfolio managers in response to these changes. As a result, the actual impact of a change in international equity market prices and the resulting international equity values may differ significantly from what is shown in the tables above.

Investment Operations Revenue

The following table sets forth the components of net investment income for the years ended December 31, 2012, 2011 and 2010:

($ millions)	Year Ended December 31
	2012	2011	2010
Gross investment income:
Fixed maturities	$66.9	$77.0	$71.7
Equity securities	4.9	4.9	5.4
Other	5.6	5.7	5.8

Total gross investment income	77.4	87.6	82.9
Less: Investment expenses	2.0	2.2	2.1

Net investment income	$75.4	$85.4	$80.8

Average invested assets (at cost)	$2,173.4	$2,392.3	$2,235.7
Annualized investment yield	3.5%	3.6%	3.6%
Annualized investment yield, after tax	2.7%	2.8%	2.9%
Net investment income, after tax	$58.0	$66.9	$65.7
Effective tax rate	23.0%	21.7%	18.7%

Our investment operations revenue for the year ended December 31, 2012 was primarily impacted by the following factors.

•	A cash outflow of $336.9 million related to the settlement of the 12.31.11 pool change and the initial transfer of unearned premium related to the HO QS Arrangement.

•

Interest earned on our fixed maturity securities declined primarily due to lower yields. As our higher yielding bonds mature or are called by the issuers, the proceeds are being reinvested at a lower interest rate.

•

The amortized cost value of our Treasury Inflation-Protected Securities (“TIPS”) was $196.5 million for the year ended December 31, 2012, compared to $231.4 million and $187.6 million for the same 2011 and 2010 periods. The income earned on our TIPS securities, which is dependent on changes in the CPI Index, decreased by $3.5 million when compared to the same 2011 period and increased by $6.6 million in 2011 when compared to the same 2010 period.

•

During 2012 and 2011, we sold several of our equity securities for several reasons, including managing our equity holdings to be consistent with our investment policy, responding to negative outlooks, achieving our price targets, as well as to accumulate cash to be in a position to settle the transfers related to the 12.31.11 pool change with the Mutual Pooled Companies in early 2012. In 2010, to offset the decline in interest earned on our fixed maturity securities and to improve yield and cash flows, we began to hold additional high dividend paying equities.

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012		2011		2010
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$15.7	327.8	4.4	167.6	2.4	93.6
Equity securities	19.0	97.2	41.7	152.9	15.8	65.7
Other invested assets	0.1	0.2	3.9	20.8	—	—

Total realized gains	34.8	425.2	50.0	341.3	18.2	159.3
Realized losses:
Equity securities:
Sales	(2.6)	7.3	(5.3)	28.0	(3.1)	20.3
OTTI	(3.2)	—	(6.6)	—	(3.6)	—
Fixed maturities:
OTTI	(0.2)	—	—	—	—	—
Other invested assets—OTTI	—	—	—	—	(0.5)	—

Total realized losses	(6.0)	7.3	(11.9)	28.0	(7.2)	20.3

Net realized gain (loss) on investments	$28.8	432.5	38.1	369.3	11.0	179.6

Equity sales were executed for various reasons in 2012, 2011 and 2010, including: (i) to accumulate cash for settlement of the transfers related to the 12.31.11 pool change (ii) the achievement of our price target, (iii) in response to negative outlook announcements or changes in business conditions which in our opinion diminished the future business prospects of certain securities and (iv) in order to manage our equity holdings to be consistent with our investment policy.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income (loss). See “Critical Accounting Policies – Investments” included in this Item 7 for OTTI impairment indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income (loss). We recognized OTTI on our fixed maturity portfolio during 2012 of $0.2 million and did not recognize any impairments on our fixed maturity portfolio during 2011 and 2010.

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

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the year ended December 31, 2012:

($ millions)	Number of positions	Total impairment
Equity Securities:
Small-cap securities	38	$(3.2)
Bonds	1	(0.2)

Total OTTI	39	$(3.4)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at December 31, 2012, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at December 31, 2012:

($ millions, except number of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed Maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	$38.3	62	$—	2	$366.5
Obligations of states and political subdivisions	750.4	50.3	297	(0.4)	12	800.3
Corporate securities	320.5	19.2	76	(1.1)	17	338.6
U.S. government agencies residential mortgage-backed securities	377.1	24.0	119	(1.4)	19	399.7

Total fixed maturities	1,776.2	131.8	554	(2.9)	50	1,905.1

Equity Securities:
Large-cap securities	152.6	25.0	38	(3.4)	9	174.2
Small-cap securities	43.6	10.6	83	—	—	54.2

Total equity securities	196.2	35.6	121	(3.4)	9	228.4
Other invested assets	49.0	15.4	3	—	—	64.4

Total available-for-sale investments	$2,021.4	$182.8	678	$(6.3)	59	$2,197.9

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at December 31, 2012 and 2011, and the change in unrealized holding gains, net of deferred tax, for the year ended December 31, 2012:

($ millions)	December 31, 2012	December 31, 2011	$ Change
Available-for-sale investments
Unrealized gains:
Fixed maturities	$128.9	117.6	11.3
Equity securities	32.2	25.6	6.6
Other invested assets	15.4	8.6	6.8

Unrealized gains	176.5	151.8	24.7
Deferred federal income tax liability (less valuation allowance)	(52.5)	(53.1)	0.6

Unrealized gains, net of tax	$124.0	98.7	25.3

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our consolidated financial statements included in Item 8 of this Form 10-K for a presentation of our available-for-sale investments within the fair value hierarchy at December 31, 2012.

As of December 31, 2012, Level 3 assets as a percentage of total assets were 0.3%, which we have determined to be insignificant.

Other Items

Income Taxes

For the year ended December 31, 2012, federal income tax benefit was $0.1 million compared to tax expense of $48.6 million and less than $0.1 million for the same 2011 and 2010 periods, respectively. The effective tax rate for 2012 of 1.0% differs from the statutory rate of 35% principally because of the valuation allowance that was established during 2011. A valuation allowance of $103.3 million was held at December 31, 2011, with a corresponding charge to total tax expense for the year ended December 31, 2011.

See “Critical Accounting Policies—Deferred Income Taxes” included in this Item 7. See Note 8, “Federal Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2012, 2011 and 2010.

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

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary in 2012, 2011 or 2010, despite the increased level of catastrophe losses.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At December 31, 2012 and 2011, we had $59.0 million and $356.0 million, respectively, in cash and cash equivalents, and $2,197.9 million and $2,159.4 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $10.0 million and $9.9 million of securities on deposit with insurance regulators, as required by law, at December 31, 2012 and 2011, respectively. In addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 7.

Net cash used in operating activities was $285.6 million in 2012, compared to net cash provided by operating activities during 2011 and 2010 of $43.0 million and $131.4 million, respectively. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between 2012 and 2011 was due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement. The lower level of net cash provided by operating activities for the year ended December 31, 2011 compared to the same 2010 period was driven by the significant increase in the level of loss and loss expenses paid due to the record level of catastrophe losses that occurred in 2011 as compared to the same 2010 period. The 2011 and 2010 operational cash activity included cash inflows of $69.1 million and $3.7 million, respectively, due to pooling changes.

Net cash provided by investing activities was $9.3 million and $246.2 million for 2012 and 2011, respectively, compared to net cash used in investing activities of $112.6 million in 2010. The following factors significantly contributed to the fluctuations between those years:

•	In early 2012 we continued to raise funds to complete the settlement of amounts owed related to the 12.31.11 pool change and the HO QS Arrangement.

•

In 2011, we sold equity securities and certain fixed maturity securities in order to accumulate cash to be in a position to settle the transfers related to the 12.31.11 pool change with the Mutual Pooled Companies in early 2012.

•

Also in 2011, we had a cash inflow of $13.2 million, primarily related to our sale of SA National, compared to a cash outflow of $7.5 million in 2010. The amount paid in 2010 approximated SA National’s cash position on that date.

Borrowing Arrangements

Credit Facility

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2012, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

In early 2013, State Auto P&C became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). We intend to refinance the Senior Notes with a secured borrowing with the FHLB.

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for December 31, 2012 and 2011 were 4.51% and 4.73%, respectively.

Notes Payable Summary

The following table sets forth our notes payable at December 31, 2012:

($ millions)	Carrying Value	Fair Value	Interest Rate
Senior Notes due 2013: issued $100.0 million, November 2003 with fixed interest	$100.4	$100.3	6.25%
Subordinated Debentures due 2033: issued $15.5 million, May 2003 with variable interest adjusting quarterly	15.5	15.5	4.51%

Total notes payable	$115.9	$115.8

Related to our notes payable, our primary market risk exposure is to the change in interest rates and our credit rating. For a discussion regarding our credit ratings see “Credit and Financial Strength Ratings” included in this Item 7. Based upon the notes payable carrying value at December 31, 2012, we had $15.5 million notes payable with variable interest and $100.4 million notes payable with interest fixed at 6.25%, which equated to approximately 13.3% variable interest debt and 86.7% fixed interest debt. Our decision to obtain fixed versus variable interest rate debt is influenced primarily by the following factors: (a) current market interest rates; (b) anticipated future market interest rates; (c) availability of fixed versus variable interest instruments; and (d) our currently existing notes payable fixed and variable interest rate position. See our contractual obligations table included in “Contractual Obligations” included in this Item 7.

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

To minimize the risk of reinsurer default, the State Auto Group cedes only to third-party reinsurers who are rated A- or better by A.M. Best or Standard & Poor’s and also utilizes both domestic and international markets to diversify its credit risk. We utilize reinsurance to limit our loss exposure and contribute to our liquidity and capital resources.

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

Property Catastrophe

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering catastrophe related events affecting at least two risks. As of June 1, 2012, this property catastrophe reinsurance agreement was revised to include property business written through our specialty insurance segment. Under this agreement, the State Auto Group retains the first $55.0 million of catastrophe loss, each occurrence, with a 5% co-participation on the next $245.0 million of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $300.0 million of covered losses, each occurrence. Under this agreement, the State Auto Group is responsible for losses above $300.0 million.

For property policies underwritten by our Rockhill unit, the State Auto Group also maintains a separate property catastrophe excess of loss reinsurance agreement covering catastrophe related events affecting at least two risks. Under this agreement, the State Auto Group retains the first $15.0 million of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $15.0 million up to $55.0 million of covered loss, each occurrence. The rates for this reinsurance are negotiated annually.

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

For property policies underwritten by our Rockhill unit, the State Auto Group also maintains a property surplus share agreement for wind-only insurance products. This agreement provides for a proportional share of losses on all coastal wind policies written with limits greater than $5.0 million and up to $10.0 million of covered loss and all non coastal wind policies written with limits greater than $10.0 million and up to $16.0 million of covered loss. The reinsurers’ limit cannot exceed more than $5.0 million on any one risk.

Casualty and Workers’ Compensation

As of July 1, 2012, the State Auto Group revised its casualty excess of loss reinsurance agreement to include coverage for umbrella liability and workers’ compensation losses. Under this agreement, each company in the State Auto Group is responsible for the first $2.0 million of workers’ compensation, umbrella, auto and other liability losses. The reinsurance agreement provides coverage up to $10.0 million. Policies underwritten by the Rockhill unit are not subject to this casualty excess of loss reinsurance agreement. For workers’ compensation risks, the State Auto Group also renewed a treaty that provides $1.0 million of coverage in excess of $1.0 million retention, subject to an additional $1.0 million in annual aggregate retention.

Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This reinsurance sits above the $8.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually. Policies underwritten by the Rockhill unit are not subject to this casualty excess of loss reinsurance agreement.

In addition to the workers’ compensation reinsurance described above, each company in the State Auto Group is party to an agreement which provides an additional layer of reinsurance for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $30.0 million of covered loss. This coverage is subject to a “Maximum Any One Life” limitation of $20.0 million. This limitation means that losses associated with each worker may contribute no more than $20.0 million to covered loss under this agreement. The rates for this reinsurance are negotiated annually.

For liability policies written through our Rockhill unit, the State Auto Group has a consolidated casualty treaty whereby it retains the first $1.0 million of covered loss and the reinsurers are responsible for 87% of loss in excess of $1.0 million up to $11.0 million. The rates for this reinsurance are negotiated annually.

As of October 1, 2011, the State Auto Group entered into a quota share reinsurance agreement for Management & Professional Liability arising out of certain classes of business underwritten in our Rockhill unit. For any subject losses, the treaty pays 40% of 100%, up to 40% of $10.0 million, or $4.0 million. The remaining loss amount was covered by the consolidated casualty reinsurance agreement. As of July 1, 2012, this reinsurance agreement was terminated.

Surety

As of November 1, 2012, the State Auto Group entered into a surety excess of loss for business written by its surety underwriting unit. Reinsurers under this treaty are responsible for the ultimate net loss exceeding $1.0 million up to a reinsurer limit of $4.0 million. Total amounts recoverable under this treaty may not exceed $12.0 million during the one-year term of the agreement.

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2012:

($ millions)	Total	Due 1 year or less	Due 1-3 years	Due 3-5 years	Due after 5 years
Direct loss and ALAE reserves(1)	$932.2	386.0	309.2	111.7	125.3
Notes payable(2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	100.0	100.0	—	—	—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.5	—	—	—	15.5

Total notes payable	115.5	100.0	—	—	15.5
Interest payable (2):
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest(3)	6.3	6.3	—	—	—
Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest(4) adjusting quarterly	15.8	0.7	1.5	1.5	12.1

Total interest payable	22.1	7.0	1.5	1.5	12.1
Postretirement benefits	18.3	2.0	4.0	3.8	8.5
Pension funding(5)	65.4	7.5	14.3	13.6	30.0

Total	$1,153.5	502.5	329.0	130.6	191.4

(1)

We derived expected payment patterns separately for the direct loss and ALAE reserves. Amounts included the STFC Pooled Companies net additional share of transactions assumed from State Auto Mutual through the Pooling Arrangement. For a reconciliation of management’s best estimate, see “Critical Accounting Policies – Losses and Loss Expenses Payable” included in this Item 7. These patterns were applied to the December 31, 2012, loss and ALAE payable to generate estimated annual incremental loss and ALAE payments for each subsequent calendar year. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)	For a discussion of these debt instruments, see “Liquidity and Capital Resources—Borrowing Arrangements” included in this Item 7.
(3)	The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15.
(4)	Interest on the subordinated debentures was calculated using an interest rate equal to the three-month LIBOR rate at December 31, 2012 of 0.3105% plus 4.20%, or 4.5105%.
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

Regulatory Considerations

At December 31, 2012, 2011 and 2010, each of our insurance subsidiaries was in compliance with statutory requirements relating to capital adequacy.

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

The following table sets forth the statutory leverage ratios for our insurance subsidiaries at December 31, 2012, 2011 and 2010:

Statutory Leverage Ratios	2012	2011(1)	2010(1)
State Auto P&C	1.6	2.0	1.7
Milbank	2.2	2.7	1.7
SA Ohio	0.0	1.2	1.2
Weighted Average	1.7	2.1	1.7

(1)

Table excludes the one-time impact on net written premiums of $34.1 million, $106.8 million and $1.4 million occurred in conjunction with the 1.1.11 pool change, the 12.31.11 pool change and 2010 pool changes, respectively.

Our insurance subsidiaries pay dividends to State Auto Financial which in turn may be used by State Auto Financial to pay dividends to shareholders or to make principal and interest payments on debt. Individual states limit the amount of dividends that our insurance subsidiaries domiciled in those states can pay without prior approval. Under current law, $62.6 million is available in 2013 for payment as a dividend from our insurance subsidiaries to State Auto Financial, without prior approval from our respective domiciliary state insurance departments. State Auto Financial received $20.0 million and $56.4 million in dividends from its insurance subsidiaries in 2012 and 2010, respectively. We are required to notify the insurance subsidiaries’ applicable state insurance commissioner within five business days after declaration of all such dividends and at least ten days prior to payment. Additionally, the domiciliary state commissioner of each insurance subsidiary has the authority to limit a dividend when the commissioner determines, based on factors set forth in the law, that an insurer’s surplus is not reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Such restrictions are not expected to limit the capacity of State Auto Financial to meet its cash obligations.

State Auto Financial’s insurance subsidiaries are subject to regulation and supervision by the states in which they do business. The NAIC has developed risk-based capital requirements, which attempts to relate an individual insurance company’s statutory surplus to the risk inherent in its overall operations. RBC requires the calculation of a ratio of total adjusted statutory capital to authorized control level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. At December 31, 2012, the ratio of total adjusted statutory capital to authorized control level of State Auto Financial’s insurance subsidiaries ranged from 456.3% to 4,869.2%.

Credit and Financial Strength Ratings

The following table sets forth our credit and insurance company financial strength ratings as of February 25, 2013:

	A.M. Best	Moody’s	Standard & Poor’s
State Auto Financial (credit rating)	bbb	Baa3	BB+
	stable outlook	negative outlook	negative outlook
State Auto Group (financial strength)	A	A3	BBB+
	stable outlook	negative outlook	negative outlook

We are reviewed regularly by the independent rating agencies, including those rating agencies listed in the table above. We believe that these ratings provide a meaningful way for policyholders, agents, creditors, shareholders and others to compare us to our competitors. Our ratings are influenced by many factors, including operating and financial performance, asset quality, liquidity, financial leverage, exposure to catastrophe risks and operating leverage.

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

New Accounting Standards

Adoption of Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance was effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance, with retrospective application, at January 1, 2012. The cumulative effect of the retrospective adoption of this guidance reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited the accompanying consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Auto Financial Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs in 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 8, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

State Auto Financial Corporation

We have audited State Auto Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Auto Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, State Auto Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Auto Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 8, 2013

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Balance Sheets

(in millions, except per share amounts)	December 31
	2012	2011 As adjusted
		(see Note 1)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,776.2 and $1,817.3, respectively)	$1,905.1	1,934.9
Equity securities, available-for-sale, at fair value (cost $196.2 and $141.7, respectively)	228.4	167.3
Other invested assets, available-for-sale, at fair value (cost $49.0 and $48.6, respectively)	64.4	57.2
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,268.4	2,229.9

Cash and cash equivalents	59.0	356.0
Accrued investment income and other assets	31.5	30.2
Deferred policy acquisition costs	91.7	91.7
Reinsurance recoverable on losses and loss expenses payable	13.5	25.5
Prepaid reinsurance premiums	3.9	7.9
Current federal income taxes	—	12.3
Net deferred federal income taxes	1.0	0.5
Property and equipment, at cost (net of accumulated depreciation of $5.6 and $7.5, respectively)	8.8	10.4

Total assets	$2,477.8	2,764.4

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $435.1 and $376.8, respectively)	$942.2	907.1
Unearned premiums (affiliates $81.9 and $98.4, respectively)	481.6	470.2
Notes payable (affiliates $15.5 and $15.5, respectively)	115.9	116.4
Postretirement and pension benefits	113.0	112.8
Due to affiliate	8.6	349.4
Other liabilities	79.3	84.7

Total liabilities	1,740.6	2,040.6

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.3 and 47.1 shares issued, respectively, at stated value of $2.50 per share	118.1	117.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	131.6	127.3
Accumulated other comprehensive income	84.2	63.8
Retained earnings	519.1	530.7

Total stockholders’ equity	737.2	723.8

Total liabilities and stockholders’ equity	$2,477.8	2,764.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Income

($ millions, except per share amounts)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
		(see Note 1)	(see Note 1)
Earned premiums (ceded to affiliate $809.2, $803.6 and $818.8, respectively)	$1,042.1	1,428.8	1,257.2
Net investment income (affiliates $4.9, $4.9 and $4.9, respectively)	75.4	85.4	80.8
Net realized gain on investments:
Total other-than-temporary impairment losses	(3.4)	(6.6)	(4.1)
Portion of loss recognized in other comprehensive income	—	—	—
Other net realized investment gains	32.4	43.6	19.0

Total net realized gain on investments	29.0	37.0	14.9
Other income (affiliates $3.6, $2.5 and $2.2, respectively)	3.6	2.5	2.2

Total revenues	1,150.1	1,553.7	1,355.1

Losses and loss expenses (ceded to affiliate $575.7, $701.0 and $579.1, respectively)	778.3	1,180.0	889.6
Acquisition and operating expenses	345.9	485.0	424.5
Interest expense (affiliates $0.7, $0.7 and $0.7, respectively)	7.0	7.1	7.1
Postretirement benefit curtailment gain	—	(14.9)	—
Other expenses	8.3	8.6	9.5

Total expenses	1,139.5	1,665.8	1,330.7

Income (loss) before federal income taxes	10.6	(112.1)	24.4
Federal income tax (benefit) expense:
Current	(0.1)	(7.0)	7.7
Deferred	—	55.6	(7.7)

Total federal income tax (benefit) expense	(0.1)	48.6	—

Net income (loss)	$10.7	(160.7)	24.4

Earnings (loss) per common share:
Basic	$0.26	(4.00)	0.61

Diluted	$0.27	(4.00)	0.62

Dividends paid per common share	$0.55	0.60	0.60

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income (Loss)

($ millions)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
		(see Note 1)	(see Note 1)
Net income (loss)	$10.7	(160.7)	24.4
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investments:
Unrealized holding gains arising during year	53.5	80.2	34.9
Reclassification adjustments for gains realized in net income (loss)	(28.8)	(38.1)	(11.5)
Income tax benefit (expense)	0.6	(14.7)	(8.2)

Total net unrealized holding gains on investments	25.3	27.4	15.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Net actuarial loss arising during period	(7.4)	(69.8)	(33.9)
Negative plan amendment gain on postretirement healthcare benefit plan	—	93.8	—
Reclassification adjustments for amortization to statements of income:
Transition asset	—	(0.3)	(0.8)
Negative prior service cost	(5.2)	(19.0)	(3.0)
Net actuarial loss	7.8	7.2	6.8
Effect of December 31, 2011 pooling change	—	59.1	—
Income tax (benefit) expense	—	(26.6)	10.8

Total net unrecognized benefit plan obligations	(4.8)	44.4	(20.1)

Other comprehensive income (loss)	20.4	71.7	(5.0)

Comprehensive income (loss)	$31.1	(89.0)	19.4

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Stockholders’ Equity

(in millions)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
		(see Note 1)	(see Note 1)
Common shares:
Balance at beginning of year	47.1	46.9	46.6
Issuance of shares	0.2	0.2	0.3

Balance at end of year	47.3	47.1	46.9

Treasury shares:
Balance at beginning of year	(6.8)	(6.8)	(6.8)
Shares acquired on stock option exercises	—	—	—

Balance at end of year	(6.8)	(6.8)	(6.8)

Common stock:
Balance at beginning of year	$117.8	117.3	116.6
Issuance of shares	0.3	0.5	0.7

Balance at end of year	118.1	117.8	117.3

Treasury stock:
Balance at beginning of year	$(115.8)	(115.8)	(115.7)
Shares acquired on stock option exercises	—	—	(0.1)

Balance at end of year	(115.8)	(115.8)	(115.8)

Additional paid-in capital:
Balance at beginning of year	$127.3	122.1	115.8
Issuance of common stock	1.3	2.2	2.6
Tax benefit from stock options exercises	—	—	0.3
Stock options granted	3.0	3.0	3.4

Balance at end of year	131.6	127.3	122.1

Accumulated other comprehensive income (loss):
Balance at beginning of year	$63.8	(7.9)	(2.9)
Change in unrealized gains on investments, net of tax	25.3	27.4	15.2
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)	(0.1)
Change in unrecognized benefit plan obligations, net of tax and reclassification adjustment	(4.8)	44.4	(20.1)

Balance at end of year	84.2	63.8	(7.9)

Retained earnings:
Balance at beginning of year	$530.7	715.5	735.6
Effect of adopting deferred acquisition costs (Note 1)	—	—	(20.5)
Net income (loss)	10.7	(160.7)	24.4
Cash dividends paid (affiliates $13.9, $15.2 and $15.2, respectively)	(22.3)	(24.1)	(24.0)

Balance at end of year	519.1	530.7	715.5

Total stockholders’ equity at end of year	$737.2	723.8	831.2

See accompanying notes to consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Cash Flows

($ millions)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
		(see Note 1)	(see Note 1)
Cash flows from operating activities:
Net income (loss)	$10.7	(160.7)	24.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	7.1	5.3	8.8
Share-based compensation	3.5	3.2	3.7
Net realized gain on investments	(29.0)	(37.0)	(14.9)
Changes in operating assets and liabilities:
Deferred acquisition costs (benefit)	—	7.9	(23.1)
Accrued investment income and other assets	(1.4)	0.8	2.3
Postretirement and pension benefits	(4.6)	(9.9)	5.6
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	16.0	(7.0)	1.5
Other liabilities and due to/from affiliates, net	(9.8)	97.6	1.2
Losses and loss expenses payable	35.1	93.0	56.8
Unearned premiums	11.4	(70.2)	67.6
Excess tax benefits on share-based awards	—	—	0.3
Federal income taxes	12.3	50.9	(6.5)
Cash used in December 31, 2011 unearned premium transfer related to the homeowners quota-share reinsurance arrangement	(75.5)	—	—
Cash (used in) provided from pooling changes, December 31, 2011, January 1, 2011 and 2010 (Note 6a)	(261.4)	69.1	3.7

Net cash (used in) provided by operating activities	(285.6)	43.0	131.4

Cash flows from investing activities:
Purchases of fixed maturities available-for-sale	(540.4)	(369.7)	(546.2)
Purchases of equity securities available-for-sale	(143.0)	(92.6)	(87.4)
Purchases of other invested assets	(1.1)	(1.2)	(21.2)
Maturities, calls and pay downs of fixed maturities available-for-sale	257.0	327.2	369.3
Sales of fixed maturities available-for-sale	332.8	167.6	93.6
Sales of equity securities available-for-sale	101.8	180.9	86.0
Sales of other invested assets available-for-sale	0.7	20.8	0.9
Sale of subsidiary	—	13.2	(7.5)
Net additions of property and equipment	1.5	—	(0.1)

Net cash provided by (used in) investing activities	9.3	246.2	(112.6)

Cash flows from financing activities:
Proceeds from issuance of common stock	1.6	2.6	3.2
Payments of dividends (affiliates $13.9, $15.2 and $15.2, respectively)	(22.3)	(24.1)	(24.0)

Net cash used in financing activities	(20.7)	(21.5)	(20.8)

Net (decrease) increase in cash and cash equivalents	(297.0)	267.7	(2.0)
Cash and cash equivalents at beginning of year	356.0	88.3	90.3

Cash and cash equivalents at end of year	$59.0	356.0	88.3

Supplemental disclosures:
Interest paid (affiliates $0.7, $0.7 and $0.7, respectively)	$7.0	7.0	7.0

Federal income taxes (received) paid	$(12.4)	(2.3)	6.2

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

The consolidated financial statements also include the operations and financial position of 518 Property Management and Leasing, LLC (“518 PML”), an Ohio limited liability company whose members are State Auto P&C and Stateco. The consolidated financials include the assets and liabilities, as well as, the operations of Farmers Casualty Insurance Company, which was merged with State Auto P&C at the close of business December 31, 2012. The consolidated financial statements also include the operations of State Auto National Insurance Company (“SA National”), an Ohio corporation and a wholly owned subsidiary of State Auto Financial through December 31, 2010, the date SA National was sold to a third party.

State Auto Financial is a majority-owned subsidiary of State Automobile Mutual Insurance Company (“State Auto Mutual”), an Ohio corporation. State Auto Financial and its subsidiaries are referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

On December 31, 2010, State Auto Financial sold SA National to a third party for $14.0 million. In 2010, SA National wrote approximately $37.0 million in direct written premium, with 80% (or approximately $30.0 million) retained by the Company under the Pooling Arrangement (see Note 6). Included in net realized gain (loss) on investments for the year ended December 31, 2010 was a $3.9 million net gain on the sale of SA National.

b. Description of Business

The Company markets its insurance products throughout the United States primarily through independent agencies, which include retail agencies and wholesale brokers. The Company’s principal lines of insurance include personal and commercial automobile, homeowners, commercial multi-peril, workers’ compensation, general liability and fire insurance. State Auto P&C, Milbank and SA Ohio are chartered and licensed property and casualty insurers. As such, they are subject to the regulations of the applicable Departments of Insurance of their respective states of domicile (the “Departments”) and the regulations of each state in which they operate. These property and casualty insurance companies undergo periodic financial examination by the Departments and insurance regulatory agencies of the states that choose to participate. A large portion of the Company’s revenues are derived from a reinsurance pooling agreement with State Auto Mutual and its affiliates. The underwriting activity and geographic distribution of State Auto Mutual and its affiliates is generally the same as the underwriting activity and geographic distribution of the Company.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

c. Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which vary in certain respects from statutory accounting practices (“SAP”) followed by State Auto P&C, Milbank and SA Ohio that are prescribed or permitted by the Departments.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of losses and loss expenses payable and the realization of deferred tax assets. In connection with the determination of losses and loss expenses payable, management uses historical data, current business conditions and assumptions about future conditions to formulate estimates of the ultimate cost to settle claims. Deferred tax assets are evaluated periodically by management to determine if they are realizable, requiring management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, management considers all available evidence, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income and/or other comprehensive income. These estimates by their nature are subject to uncertainties for various reasons.

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

f. Deferred Acquisition Costs

Acquisition costs, consisting of commissions, premium taxes and certain underwriting expenses related to the successful acquisition or renewing of property and casualty business, are deferred and amortized over the same period in which the related premiums are earned. The method followed for computing the acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, losses and loss expenses expected to be incurred, and certain other costs expected to be incurred as premium is earned. Future changes in estimates, the most significant of which is expected losses and loss adjustment expenses, that indicate a reduction in expected future profitability may result in unrecoverable deferred acquisition costs. See 1.k New Accounting Standards below.

The following table sets forth net deferred acquisition costs for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	2011 As adjusted	2010 As adjusted
Balance, beginning of year	$91.7	118.5	95.6
Effect of January 1, 2011 and 2010 pooling changes	—	8.3	(0.2)
Acquisition costs deferred	213.1	266.6	236.9
Acquisition costs amortized to expense	(213.1)	(274.4)	(213.8)
Effect of December 31, 2011 pooling change	—	(27.3)	—

Balance, end of year	$91.7	91.7	118.5

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

h. Losses and Loss Expenses Payable

Losses and loss expenses payable are based on formula and case-basis estimates for reported claims and on estimates, based on experience and perceived trends, for unreported claims and loss expenses. The liability for unpaid losses and loss expenses, net of estimated salvage and subrogation recoverable of $25.7 million and $25.5 million at December 31, 2012 and 2011, respectively, has been established to cover the estimated ultimate cost to settle insured losses. The amounts are based on estimates of future rates of inflation and other factors, and accordingly, there can be no assurance that the ultimate liability will not vary materially from such estimates. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations (see Note 4). Anticipated salvage and subrogation is estimated using historical experience. As such, losses and loss expenses payable represent management’s best estimate of the ultimate liability related to reported and unreported claims.

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

k. New Accounting Standards

Adoption of Recent Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The Company adopted this guidance, with retrospective application, at January 1, 2012. The cumulative effect of this retrospective adoption reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The effect of adoption of this new guidance on the Company’s consolidated balance sheet as of December 31, 2011, 2010 and 2009 was as follows:

($ in millions)	As Previously Reported	Effect of Change	As Adjusted
December 31, 2011:
Deferred policy acquisition costs	$118.1	$(26.4)	$91.7
Other liabilities	76.6	8.1	84.7
Net deferred federal income taxes	0.5	—	0.5
Retained earnings	565.2	(34.5)	530.7
Stockholders’ equity	758.3	(34.5)	723.8
December 31, 2010:
Deferred policy acquisition costs	$150.2	$(31.7)	$118.5
Net deferred federal income taxes	(86.3)	(11.1)	(97.4)
Retained earnings	736.1	(20.6)	715.5
Stockholders’ equity	851.8	(20.6)	831.2
December 31, 2009:
Retained earnings	$735.6	$(20.5)	$715.1
Stockholders’ equity	849.4	(20.5)	828.9

This adoption did not have any impact on cash flows from operating activities on the Company’s consolidated statements of cash flows.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The effect of adoption of this new guidance on the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2011 and 2010 was as follows:

($ in millions, except per share amounts)	For the Year Ended December 31, 2011
	As Previously Reported	Effect of Change	As Adjusted
Acquisition and operating expenses	$482.2	$2.8	$485.0
Income tax expense	37.5	11.1	48.6
Net loss	(146.8)	(13.9)	(160.7)
Comprehensive loss	(75.1)	(13.9)	(89.0)
Loss per share:
Basic	$(3.65)	$(0.35)	$(4.00)
Diluted	$(3.65)	$(0.35)	$(4.00)

($ in millions, except per share amounts)	For the Year Ended December 31, 2010
	As Previously Reported	Effect of Change	As Adjusted
Acquisition and operating expenses	$424.4	$0.1	$424.5
Income tax expense	—	—	—
Net income	24.5	(0.1)	24.4
Comprehensive income	19.5	(0.1)	19.4
Earnings per share:
Basic	$0.61	$—	$0.61
Diluted	$0.62	$—	$0.62

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

The amendments in this guidance result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments in the guidance change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in the guidance to result in a change in the application of the requirements in the Fair Value Measurements Topic. The guidance also clarifies the FASB’s intent about the application of existing fair value measurement requirements as well as changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this guidance at January 1, 2012 and it did not have a material impact on the consolidated financial statements.

Pending Adoption of Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The amendments in this guidance result in additional disclosure requirements under GAAP and do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note, or, parenthetically on the face of the statement where net income is presented, the effects of significant amounts reclassified from each component of accumulated other comprehensive income by the respective line items of net income,

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

only, if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. If a component is not required to be reclassified to net income in its entirety, the entity would, instead, cross-reference it to the related disclosure required under GAAP. This guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2012, early adoption is permitted. The Company adopted this guidance at January 1, 2013, and it did not have a material impact on the consolidated financial statements.

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at December 31, 2012 and 2011:

($ millions) At December 31, 2012:	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	38.3	—	366.5
Obligations of states and political subdivisions	750.4	50.3	(0.4)	800.3
Corporate securities	320.5	19.2	(1.1)	338.6
U.S. government agencies residential mortgage-backed securities	377.1	24.0	(1.4)	399.7

Total fixed maturities	1,776.2	131.8	(2.9)	1,905.1
Equity securities:
Large-cap securities	152.6	25.0	(3.4)	174.2
Small-cap securities	43.6	10.6	—	54.2

Total equity securities	196.2	35.6	(3.4)	228.4
Other invested assets	49.0	15.4	—	64.4

Total available-for-sale securities	$2,021.4	182.8	(6.3)	2,197.9

($ millions) At December 31, 2011:	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$433.8	35.0	(0.1)	468.7
Obligations of states and political subdivisions	761.3	50.0	(0.1)	811.2
Corporate securities	231.4	13.7	(0.3)	244.8
U.S. government agencies residential mortgage-backed securities	390.8	20.3	(0.9)	410.2

Total fixed maturities	1,817.3	119.0	(1.4)	1,934.9
Equity securities:
Large-cap securities	106.4	18.9	(3.2)	122.1
Small-cap securities	35.3	9.9	—	45.2

Total equity securities	141.7	28.8	(3.2)	167.3
Other invested assets	48.6	8.6	—	57.2

Total available-for-sale securities	$2,007.6	156.4	(4.6)	2,159.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions) At December 31, 2012:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$7.0	$—	2	$—	$—	—	$7.0	$—	2
Obligations of states and political subdivisions	47.4	(0.4)	12	—	—	—	47.4	(0.4)	12
Corporate securities	80.4	(1.1)	17	—	—	—	80.4	(1.1)	17
U.S. government agencies residential mortgage-backed securities	23.3	(0.3)	6	34.8	(1.1)	13	58.1	(1.4)	19

Total fixed maturities	158.1	(1.8)	37	34.8	(1.1)	13	192.9	(2.9)	50
Large-cap equity securities :	23.7	(2.1)	4	8.9	(1.3)	5	32.6	(3.4)	9

Total temporarily impaired securities	$181.8	$(3.9)	41	$43.7	$(2.4)	18	$225.5	$(6.3)	59

	Less than 12 months			12 months or more			Total
($ millions, except # of positions) At December 31, 2011:	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$5.0	$—	1	$9.0	$(0.1)	3	$14.0	$(0.1)	4
Obligations of states and political subdivisions	8.9	(0.1)	4	2.1	—	1	11.0	(0.1)	5
Corporate securities	23.0	(0.3)	9	—	—	—	23.0	(0.3)	9
U.S. government agencies residential mortgage-backed securities	18.3	(0.1)	4	35.3	(0.8)	13	53.6	(0.9)	17

Total fixed maturities	55.2	(0.5)	18	46.4	(0.9)	17	101.6	(1.4)	35
Large-cap equity securities	19.3	(3.0)	9	2.7	(0.2)	1	22.0	(3.2)	10

Total temporarily impaired securities	$74.5	$(3.5)	27	$49.1	$(1.1)	18	$123.6	$(4.6)	45

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	2011	2010
Equity securities:
Large-cap securities	$—	(1.0)	(0.3)
Small-cap securities	(3.2)	(5.6)	(3.3)
Fixed maturities	(0.2)	—	—
Other invested assets	—	—	(0.5)

Total other-than-temporary impairments	$(3.4)	(6.6)	(4.1)

The Company reviewed its investments at December 31, 2012, and determined no additional other-than-temporary impairment exists in the gross unrealized holding losses.

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2012:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$47.3	47.9
Due after 1 year through 5 years	286.8	306.9
Due after 5 years through 10 years	463.4	502.9
Due after 10 years	601.6	647.7
U.S. government agencies residential mortgage-backed securities	377.1	399.7

Total	$1,776.2	1,905.1

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of approximately $10.0 million and $9.9 million were on deposit with insurance regulators as required by law at December 31, 2012 and 2011, respectively.

The following table sets forth the components of net investment income for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	2011	2010
Fixed maturities	$66.9	77.0	71.7
Equity securities	4.9	4.9	5.4
Cash and cash equivalents, and other	5.6	5.7	5.8

Investment income	77.4	87.6	82.9
Investment expenses	2.0	2.2	2.1

Net investment income	$75.4	85.4	80.8

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

Proceeds on sales of available-for-sale securities in 2012, 2011 and 2010 were $435.3 million, $369.3 million and $180.5 million, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	2011	2010
Realized gains:
Fixed maturities	$15.7	4.4	2.4
Equity securities	19.0	41.7	15.8
Other invested assets	0.1	3.9	—

Total realized gains	34.8	50.0	18.2
Realized losses:
Equity securities:
Sales	(2.6)	(5.3)	(3.1)
OTTI	(3.2)	(6.6)	(3.6)
Fixed maturities—OTTI	(0.2)	—	—
Other invested assets—OTTI	—	—	(0.5)

Total realized losses	(6.0)	(11.9)	(7.2)

Net realized gain (loss) on investments	$28.8	38.1	11.0

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$11.3	79.2	(5.3)
Equity securities	6.6	(30.4)	21.6
Other invested assets	6.8	(6.7)	7.1
Deferred federal income liability thereon	(8.6)	(14.7)	(8.2)
Valuation allowance	9.2	—	—

Change in net unrealized holding gains, net of tax	$25.3	27.4	15.2

There was a deferred federal income tax liability on the net unrealized holding gains at December 31, 2012 and 2011 of $52.5 million, net of a valuation allowance of $9.2 million, and $53.1 million, respectively.

3. Fair Value of Financial Instruments

Below is the fair value hierarchy that categorizes into three levels the inputs to valuation techniques that are used to measure fair value.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security. The Company’s processes and control procedures are designed to ensure the price is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company obtains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares the valuations received to other fair value pricing from other independent pricing sources. At December 31, 2012 and 2011, the Company did not adjust any of the prices received from the pricing service.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Transfers between levels may occur due to changes in the availability of market observable inputs. Transfers in and out of levels are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2012 and 2011.

The following sections describe the valuation methods used by the Company for each type of financial instrument carried at fair value.

Fixed Maturities

The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. Regularly, samples of security prices are referred back to the pricing service for more detailed explanation as to how the pricing service arrived at that particular price. The explanations are reviewed for reasonableness by the portfolio manager or investment officer. Additionally, the prices and assumptions are verified against an alternative pricing source for reasonableness and accuracy. Any discrepancies with the pricing are returned to the pricing service for further explanation and if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for two securities discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3.

The Company estimates the fair values of two fixed maturity corporate securities using the present value of the future cash flows and broker quotes. Due to the limited amount of observable market information for both of these securities, the Company includes the fair value estimates in Level 3.

Equities

The fair value of each equity security is based on an observable market price for an identical asset in an active market and is priced by the same pricing service discussed above. All equity securities are recorded using unadjusted market prices and have been disclosed in Level 1.

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $59.0 million and $52.6 million at December 31, 2012 and 2011, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. The funds are disclosed in Level 2 within the hierarchy due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date.

The remainder of the Company’s other invested assets consist of holdings in publicly-traded mutual funds. The Company believes that its prices for these publicly-traded mutual funds based on an observable market price for an identical asset in an active market reflect their fair values and consequently these securities have been disclosed in Level 1.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at December 31, 2012 and 2011:

($ millions) At December 31, 2012:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$366.5	—	366.5	—
Obligations of states and political subdivisions	800.3	—	800.3	—
Corporate securities	338.6	—	330.1	8.5
U.S. government agencies residential mortgage-backed securities	399.7	—	399.7	—

Total fixed maturities	1,905.1	—	1,896.6	8.5
Equity securities:
Large-cap securities	174.2	174.2	—	—
Small-cap securities	54.2	54.2	—	—

Total equity securities	228.4	228.4	—	—
Other invested assets	64.4	5.4	59.0	—

Total available-for-sale investments	$2,197.9	233.8	1,955.6	8.5

($ millions) At December 31, 2011:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$468.7	—	468.7	—
Obligations of states and political subdivisions	811.2	—	811.2	—
Corporate securities	244.8	—	241.9	2.9
U.S. government agencies residential mortgage-backed securities	410.2	—	410.2	—

Total fixed maturities	1,934.9	—	1,932.0	2.9
Equity securities:
Large-cap securities	122.1	122.1	—	—
Small-cap securities	45.2	45.2	—	—

Total equity securities	167.3	167.3	—	—
Other invested assets	57.2	4.6	52.6	—

Total available-for-sale investments	$2,159.4	171.9	1,984.6	2.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for 2012 and 2011, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses)—included in earnings	(0.2)
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	5.8
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2012	$8.5

($ millions)	Fixed maturities
Balance at January 1, 2011	$2.7
Total realized gains (losses)—included in earnings	—
Total unrealized gains (losses)—included in other comprehensive income	—
Purchases	0.6
Sales	(0.4)
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2011	$2.9

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

	December 31, 2012			December 31, 2011
($ millions, except interest rates)	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$78.3	7.00%	$70.0	$77.5	7.00%

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

($ millions, except interest rates)	December 31, 2012			December 31, 2011
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.4	$100.3	6.25%	$100.9	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.51	15.5	15.5	4.73

Total notes payable	$115.9	$115.8		$116.4	$115.8

The following table sets forth the Company’s assets and liabilities within the fair value hierarchy at December 31, 2012:

($ millions) At December 31, 2012:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Notes receivable from affiliate	$78.3	—	78.3	—
Liabilities:
Senior Notes	100.3	—	100.3	—
Affiliate Subordinated Debentures	15.5	—	—	15.5

Total liabilities	$115.8	—	100.3	15.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

4. Losses and Loss Expenses Payable

The following table sets forth the activity in the liability for losses and loss expenses for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	2011	2010
Losses and loss expenses payable, at beginning of year	$907.1	893.0	840.2
Less: reinsurance recoverable on losses and loss expenses payable	25.5	18.8	20.8

Net balance at beginning of year	881.6	874.2	819.4

Impact of pooling changes, January 1, 2010 and 2011 (Note 6a)	—	124.1	(4.0)

Incurred related to:
Current year	795.2	1,213.3	954.2
Prior years	(16.9)	(33.3)	(64.6)

Total incurred	778.3	1,180.0	889.6
Paid related to:
Current year	397.2	724.2	543.9
Prior years	334.0	369.1	286.9

Total paid	731.2	1,093.3	830.8
Impact of pooling change, December 31, 2011 (Note 6a)	—	(203.4)	—

Net balance at end of year	928.7	881.6	874.2
Plus: reinsurance recoverable on losses and loss expenses payable	13.5	25.5	18.8

Losses and loss expenses payable, at end of year (affiliates $435.1, $376.8 and $375.8, respectively)	$942.2	907.1	893.0

The Company recorded favorable development related to prior years loss and loss expense reserves in 2012, 2011 and 2010 of $16.9 million, $33.3 million and $64.6 million, respectively. Favorable development of unallocated loss adjustment expenses contributed approximately $6.3 million of the 2012 development, while $10.4 million was attributable to favorable development on catastrophe reserves from accident year 2011. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $28.0 million of favorable development related to the latest three accident years, primarily in the personal auto liability, other & product liability, and fire & allied lines with $10.5 million, $9.4 million and $5.1 million of favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $27.8 million of adverse development related to the latest two accident years, which was driven by RED reserve strengthening.

Favorable development on prior years loss adjustment expense reserves contributed approximately $7.6 million of the 2011 development, while $4.3 million was attributable to favorable development on catastrophe reserves. The personal and business insurance segments non-catastrophe loss and ALAE reserves accounted for $28.1 million of favorable development in 2011, primarily in the homeowners, commercial multi-peril and fire & allied lines with $14.2 million, $6.1 million and $4.9 million of favorable development, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, primarily from accident years 2010 and 2009 as well as, to a lesser extent, the past five accident years in the commercial multi-peril line of business. The specialty insurance segment non-catastrophe loss and ALAE reserves accounted for $6.7 million of adverse development in 2011, which was driven by greater than anticipated large losses in the commercial auto line of business and reserve increases on certain life time disability claims in the workers’ compensation line of business.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

Favorable prior years development of loss adjustment expenses contributed approximately $12.7 million of the 2010 development. Of the remaining favorable development in 2010, $10.7 million, $10.4 million and $9.0 million was attributable to auto liability, both personal and commercial, homeowners and fire & allied lines, respectively. The favorable development in these lines was driven by emergence of lower than anticipated claim severity, as well as lower than anticipated claim frequency for fire & allied lines. Much of the favorable development was attributable to the 2009 and, to a lesser extent, 2008 accident years.

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

On December 31, 2011, the State Auto Group entered into the Homeowners Quota Share Arrangement, which is a three-year quota share agreement covering its homeowners book of business. Under this arrangement, the State Auto Group cedes to reinsurers 75% of its homeowners business under policies in force at the effective date and new and renewal policies thereafter issued during the term of the agreement. The arrangement remains in place until December 31, 2014. A reinsurer may terminate its participation in the arrangement upon the occurrence of certain events, including, without limitation, the following: the policyholders’ surplus of the State Auto Group has been reduced by more than 25% from the amount of its surplus as of September 30, 2011; or the State Auto Group has been assigned an A.M. Best’s rating below A-. As of December 31, 2012 the State Auto Group was in compliance with the terms of the arrangement. Under the arrangement, the State Auto Group will receive a 29.0% commission on all premiums ceded to the reinsurers during the term of the agreement. Subject to the terms and conditions of the arrangement, the State Auto Group may receive a profit commission. On December 31, 2011 the Company transferred $106.3 million of unearned premium related to this arrangement. The amount of ceding commission is limited to the amount of deferred acquisition costs that would have been deferred if not for entering in the arrangement. The Company has recorded $8.4 million and $9.4 million of excess ceding commission as a deferred liability on the consolidated balance sheet at December 31, 2012 and 2011, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the effect of the Company’s external reinsurance on its balance sheets at December 31, 2012 and 2011, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	December 31
	2012	2011
Losses and loss expenses payable:
Direct	$499.4	517.7
Assumed	7.7	12.6
Ceded	(13.5)	(25.5)

Net losses and loss expenses payable	$493.6	504.8

Unearned premiums:
Direct	$398.7	370.7
Assumed	1.0	1.1
Ceded	(3.9)	(7.9)

Net unearned premiums	$395.8	363.9

The following table sets forth the effect of the Company’s external reinsurance on its income statements for the years ended December 31, 2012, 2011 and 2010, prior to the reinsurance transaction with State Auto Mutual under the Pooling Arrangement, as discussed in Note 6a:

($ millions)	Year ended December 31
	2012	2011	2010
Written premiums:
Direct	$860.1	814.4	852.8
Assumed	4.0	8.7	3.4
Ceded	(24.3)	(26.9)	(27.3)

Net written premiums	$839.8	796.2	828.9

Earned premiums:
Direct	$833.3	812.1	842.1
Assumed	4.1	18.2	3.5
Ceded	(28.2)	(26.7)	(26.8)

Net earned premiums	$809.2	803.6	818.8

Losses and loss expenses incurred:
Direct	$578.5	716.2	589.2
Assumed	3.6	12.6	2.4
Ceded	(6.4)	(25.8)	(6.1)

Net losses and loss expenses incurred	$575.7	703.0	585.5

6. Transactions with Affiliates

a. Reinsurance

The insurance subsidiaries of State Auto Financial participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Auto Mutual and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin (“SA Wisconsin”), Meridian Citizens Mutual Insurance Company (“Meridian Citizens Mutual”), Meridian Security Insurance Company (“Meridian Security”) which includes State Auto Florida Insurance Company and Beacon National Insurance Company as these

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

companies were merged with Meridian Security at the close of business on December 31, 2012, Patrons Mutual Insurance Company of Connecticut (“Patrons Mutual”) and Litchfield Mutual Fire Insurance Company (“Litchfield”). State Auto P&C, Milbank and SA Ohio are referred to as the “STFC Pooled Companies,” and State Auto Mutual, SA Wisconsin, Meridian Citizens Mutual, Meridian Security, Patrons Mutual and Litchfield are referred to as the “Mutual Pooled Companies.” The STFC Pooled Companies, the Mutual Pooled Companies, including the Rockhill Insurers (defined below), are collectively referred to as the “State Auto Group.”

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

As of January 1, 2010, the Pooling Arrangement was amended to add SA National to the pool and to include voluntary assumed reinsurance from third parties unaffiliated with the pool participants that was assumed on or after January 1, 2010. In conjunction with this amendment, the STFC Pooled Companies received $3.7 million in cash for net insurance assets transferred on January 1, 2010. The following table sets forth the impact on the Company’s balance sheet at January 1, 2010, relating to this amendment:

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

The following table sets forth the reinsurance transactions on the Company’s balance sheets for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual at December 31, 2012 and 2011:

($ millions)	December 31
	2012	2011
Losses and loss expenses payable:
Ceded	$(493.6)	(504.8)
Assumed	928.7	881.6

Net assumed	$435.1	376.8

Unearned premiums:
Ceded	$(395.8)	(363.9)
Assumed	477.7	462.3

Net assumed	$81.9	98.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the reinsurance transactions on the Company’s income statements for the Pooling Arrangement between the STFC Pooled Companies and State Auto Mutual for the years ended December 31, 2012, 2011 and 2010:

($ millions)	Year ended December 31
	2012	2011	2010
Written premiums:
Ceded	$(839.9)	(796.2)	(828.9)
Assumed	1,055.3	1,284.6	1,323.5
Earned premiums:
Ceded	$(809.2)	(803.6)	(818.8)
Assumed	1,042.1	1,428.8	1,257.2
Losses and loss expenses incurred:
Ceded	$(575.7)	(701.0)	(579.1)
Assumed	779.4	1,177.7	883.2

Intercompany Balances

Pursuant to the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and then settles the intercompany balances generated by these transactions with the participating companies on a quarterly basis within 45 days following each quarter end. No interest is paid on this balance. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written and net losses paid during the quarter and retains all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet credit risk related to the balances due to State Auto Mutual from insurers, agents and reinsurers, which are offset by the unearned premium from the respective policies. The Company’s share of the premium balances due to State Auto Mutual from agents and insureds at December 31, 2012 and 2011 is approximately $269.3 million and $268.5 million, respectively.

b. Notes Payable

In May 2003, State Auto Financial formed a Delaware business trust (the “Capital Trust”) to issue $15.0 million of mandatorily redeemable preferred capital securities to a third party and $0.5 million of common securities to State Auto Financial (the capital and common securities are collectively referred to as the “Trust Securities”). The Capital Trust loaned $15.5 million, the proceeds from the issuance of its Trust Securities, to State Auto Financial in the form of a Floating Rate Junior Subordinated Debt Securities due in 2033 (the “Subordinated Debentures”). The Subordinated Debentures and interest accrued thereon are the Capital Trust’s only assets. Interest on the Trust Securities are payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20% adjusted quarterly (total 4.51% at December 31, 2012). Because the interest rate and interest payment dates on the Subordinated Debentures are the same as the interest rate and interest payment dates on the Trust Securities, payments from the Subordinated Debentures finance the distributions paid on the Trust Securities. State Auto Financial has the right to redeem the Subordinated Debentures, in whole or in part, on or after May 2008. State Auto Financial has unconditionally and irrevocably guaranteed payment of any required distributions on the capital securities, the redemption price when the capital securities are to be redeemed, and any amounts due if the Capital Trust is liquidated or terminated. State Auto Financial’s equity interest in the Capital Trust is included in other invested assets. In accordance with the Consolidation Topic of the FASB ASC, State Auto Financial determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, does not consolidate the Capital Trust with the Company. See Note 7.

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

Under these agreements, State Auto Financial earned interest of $4.9 million for each of the three years ended December 31, 2012, 2011 and 2010, respectively. See Note 3 for the notes receivable fair value discussion.

d. Management Services

Stateco provides State Auto Mutual and its affiliates investment management services. Investment management income is recognized quarterly based on a percentage of the average fair value of investable assets and the equity portfolio performance of each company managed. Revenue related to these services amounted to $2.9 million, $1.9 million and $1.6 million in 2012, 2011 and 2010, respectively, and is included in other income (affiliates) on the consolidated statements of income.

7. Notes Payable and Credit Facility

In 2003, State Auto Financial issued $100.0 million of unsecured Senior Notes due November 2013. The Senior Notes bear interest at a fixed rate of 6.25% per annum, which is payable each May 15 and November 15. The Senior Notes are general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes are not guaranteed by any of State Auto Financial’s subsidiaries and thereby are effectively subordinated to all subsidiaries’ existing and future indebtedness. See Note 3 for the Senior Notes fair value discussion.

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, State Auto Financial has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require the Company to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of December 31, 2012, the Company had not made any borrowings and was in compliance with all covenants related to the Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

8. Federal Income Taxes

The following table sets forth the reconciliation between actual federal income tax expense (benefit) and the amount computed at the indicated statutory rate for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012		2011		2010
		%	As adjusted	%	As adjusted	%
Amount at statutory rate	$3.7	35	$(39.2)	35	$8.5	35
Tax-exempt interest and dividends received deduction	(9.1)	(85)	(10.8)	10	(12.9)	(53)
Patient Protection and Affordable Care Act, Medicare Part D exemption repeal	—	—	—	—	4.4	18
Other, net	0.5	4	(4.7)	4	—	—
Valuation allowance	4.8	45	103.3	(92)	—	—

Federal income tax (benefit) expense and effective rate	$(0.1)	(1)	$48.6	(43)	$—	—

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011:

($ millions)	December 31, 2012	December 31, 2011
		As adjusted
Deferred tax assets:
Unearned premiums not currently deductible	$33.4	32.4
Losses and loss expenses payable discounting	25.2	25.0
Postretirement and pension benefits	39.4	39.4
Realized loss on other-than-temporary impairment	7.5	11.4
Other liabilities	14.5	14.9
Net operating loss carryforward	66.5	56.0
Tax credit carryforward	0.9	0.7
Other	7.9	9.2

Total deferred tax assets	195.3	189.0
Deferred tax liabilities:
Deferral of policy acquisition costs	32.1	32.1
Net unrealized holding gains on investments	61.7	53.1

Total deferred tax liabilities	93.8	85.2

Total net deferred tax assets before valuation allowance	101.5	103.8

Less valuation allowance	100.5	103.3

Net deferred federal income taxes	$1.0	0.5

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

During 2011, the Company determined that a valuation allowance should be established due to the magnitude of the catastrophe losses from unprecedented storms experienced industry wide. At December 31, 2012 and 2011, the Company recorded a valuation allowance of $100.5 million and $103.3 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence the Company will maintain a valuation allowance against its net deferred tax assets.

At December 31, 2012, $52.0 million of the Company’s net operating loss carryforwards, if not used will expire in 2031 with the remaining expiring in 2032.

At December 31, 2012, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2012 or 2011.

State Auto Financial and its subsidiaries file a consolidated U.S. federal income tax return. State Auto Financial and its subsidiaries also file in various state jurisdictions. The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2009. The federal income tax audit for the 2008 and 2009 returns was concluded in 2012 with an additional refund of $1.1 million.

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

The Company also provides a postretirement benefit plan including certain health care and life insurance benefits for certain eligible retired employees. On November 4, 2011, the postretirement benefit plan was amended to change eligibility requirements for participation of employees and certain retirees, resulting in a $93.8 million negative plan amendment. In addition, a curtailment gain resulted and the Company’s portion recognized was $14.9 million.

The defined benefit pension and postretirement benefit plans are referred to herein as “the benefit plans.”

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth information regarding the pension and postretirement benefit plans’ change in benefit obligation, plan assets and funded status at December 31, 2012 and 2011:

($ millions)	Pension		Postretirement
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$229.6	282.8	$27.1	119.4
Plan amendments	—	—	—	(93.8)
Service cost	7.8	10.5	—	5.2
Interest cost	9.9	15.2	1.1	5.7
Actuarial loss (gain)	10.6	52.5	(1.6)	7.4
Benefits paid	(11.8)	(16.0)	(1.5)	(2.3)
Impact of pooling change, December 31, 2011	—	(115.4)	—	(14.5)

The Company’s portion of benefit obligation at end of year	$246.1	229.6	$25.1	27.1

Change in plan assets available for plan benefits:
Fair value of plan assets available for plan benefits at beginning of year	$147.7	219.6	$1.8	2.7
Employer contribution	13.0	15.0	—	—
Actual return on plan assets	13.3	8.6	—	0.1
Benefits paid	(11.8)	(16.0)	—	—
Impact of pooling change, December 31, 2011	—	(79.5)	—	(1.0)

The Company’s portion of fair value of plan assets at end of year	$162.2	147.7	$1.8	1.8

Supplemental executive retirement plan	(5.8)	(5.6)	—	—

Funded status at end of year	$(89.7)	(87.5)	$(23.3)	(25.3)

Accumulated benefit obligation end of year	$223.0	207.1

No assets are expected to be returned during the fiscal year ending December 31, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the Company’s share of the amounts included in accumulated other comprehensive income (loss) that have not been recognized in net periodic cost at December 31, 2012 and 2011:

($ millions)	December 31
	2012	2011
Prior service benefit	$(75.6)	(80.9)
Net actuarial loss	135.7	136.2

Total	$60.1	55.3

The following table sets forth the Company’s share of amortization expected to be recognized for the year ending December 31, 2013:

($ millions)	2013
Prior service benefit	$(5.3)
Net actuarial loss	9.0

Total	$3.7

The following table sets forth information regarding the Company’s share of pension and postretirement benefit plans’ components of net periodic cost for the years ended December 31, 2012, 2011 and 2010:

($ millions)	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Components of net periodic cost:
Service cost	$7.8	8.5	8.7	$—	4.1	3.7
Interest cost	9.9	12.3	12.0	1.1	5.1	5.0
Expected return on plan assets	(11.7)	(14.6)	(13.9)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost (benefit)	0.3	0.3	0.3	(5.5)	(2.1)	(1.4)
Amortization of net actuarial loss	6.7	7.0	7.7	1.1	0.3	0.1

Net periodic cost (benefit)	13.0	13.5	14.8	(3.4)	7.2	7.2

Curtailment gain	—	—	—	—	—	(1.6)

Net periodic cost (benefit)	$13.0	13.5	14.8	$(3.4)	7.2	5.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the Company’s share of the benefit payments, which reflect expected future service, expected to be paid:

($ millions)	Pension	Postretirement
2013	$8.5	$2.0
2014	8.8	2.0
2015	9.2	2.0
2016	9.7	1.9
2017	10.2	1.9
2018 – 2022	62.8	8.5

The postretirement plan’s gross benefit payments for 2012 were $2.7 million, including the prescription drug benefits. The postretirement plan’s subsidy related to Medicare Prescription Drug Improvement and Modernization Act of 2003 was $0.5 million for 2012 and estimates future annual subsidies to be approximately $0.3 million.

The following table sets forth the weighted average assumptions used to determine the benefit plans’ obligations at December 31, 2012 and 2011:

	Pension		Postretirement
	2012	2011	2012	2011
Benefit obligations weighted-average assumptions:
Discount rate	4.05%	4.40%	4.05%	4.40%
Rates of increase in compensation levels	4.00	4.00	—	—

The following table sets forth the weighted average assumptions used to determine the benefit plans’ net periodic cost for the years ended December 31, 2012, 2011 and 2010:

	Pension				Postretirement
	2012	2011	2010		2012	2011		2010
Weighted-average assumptions:
Discount rate	4.40%	5.50%	6.00 5.75	%/ %(2)	4.40%	5.50 4.75	%/ %(1)	6.00%
Expected long-term rate of return on assets	7.50	8.00	8.00		7.50	8.00		8.00
Rates of increase in compensation levels	4.00	4.00	4.00		—	—		—

(1)	Due to the curtailment resulting from the postretirement benefit plan amendment, the expense was remeasured at November 1, 2011, using discount rate of 4.75%.
(2)	Due to the curtailment resulting from the employee one-time pension benefit election, the expense was remeasured at May 31, 2010, using discount rate of 5.75%.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the assumed health care cost trend rates used for the years ended December 31, 2012, 2011 and 2010:

	Postretirement
	2012	2011	2010
Assumed health care cost trend rates:
Health care cost trend rate assumed for the next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016	2015

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. The following table sets forth the effects of a one percentage point change in assumed health care cost trend rates for the year ended December 31, 2012:

($ millions)	Postretirement
	Increase	(Decrease)
One percentage point change:
Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	3.2	(2.8)

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

See Note 3 for the valuation methods used by the Company for each type of financial instrument the plans hold that are carried at fair value. There were no transfers between level categorizations during the years ended December 31, 2012 and 2011.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the Company’s share of pension plan’s available-for-sale securities within the fair value hierarchy at December 31, 2012 and 2011:

($ millions) At December 31, 2012:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$30.4	—	30.4	—
Corporate securities	7.4	—	7.4	—
U.S. government agencies mortgage-backed securities	13.9	—	13.9	—

Total fixed maturities	51.7	—	51.7	—
Equity securities:
Large-cap securities	60.8	60.8	—	—
Small-cap securities	24.1	24.1	—	—

Total equity securities	84.9	84.9	—	—
International instruments	20.0	—	20.0	—
Short-term money market funds	4.1	4.1	—	—

Total pension plan investments	$160.7	89.0	71.7	—

($ millions) At December 31, 2011:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$25.2	—	25.2	—
Corporate securities	10.9	—	10.9	—
U.S. government agencies mortgage-backed securities	17.8	—	17.8	—

Total fixed maturities	53.9	—	53.9	—
Equity securities:
Large-cap securities	51.5	51.5	—	—
Small-cap securities	20.7	20.7	—	—

Total equity securities	72.2	72.2	—	—
International instruments	15.9	—	15.9	—
Short-term money market funds	3.8	3.8	—	—

Total pension plan investments	$145.8	76.0	69.8	—

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth the Company’s share of the postretirement plan’s available-for-sale securities within the fair value hierarchy at December 31, 2012 and 2011:

($ millions) At December 31, 2012:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$0.5	—	0.5	—
Corporate securities	0.2	—	0.2	—

Total fixed maturities	0.7	—	0.7	—
Equity securities:
Large-cap securities	0.7	0.7	—	—

Total equity securities	0.7	0.7	—	—
Short-term money market funds	0.5	0.5	—	—

Total postretirement plan investments	$1.9	1.2	0.7	—

($ millions) At December 31, 2011:	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$1.4	—	1.4	—
Corporate securities	0.2	—	0.2	—

Total fixed maturities	1.6	—	1.6	—
Short-term money market funds	0.2	0.2	—	—

Total postretirement plan investments	$1.8	0.2	1.6	—

The actuarially prepared funding amount to the pension plan ranges from the minimum amount the Company would be required to contribute to the maximum amount that would be deductible for tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible for tax purposes. The Company’s share of expected contributions during 2013 is approximately $13.0 million.

The Company maintains a defined contribution plan that covers substantially all employees of the Company. The Company matches the first 1% of contributions of participants’ salary at the rate of one dollar for each dollar contributed. Participant contributions of 2% to 6% are matched at a rate of 50 cents for each dollar contributed. In addition, the Company contributes a percentage of the employee’s annual income for those employees hired on or after January 1, 2010, and for those employees hired prior to January 1, 2010 who chose to freeze their existing accrued pension benefit effective June 30, 2010. The Company’s share of the expense under the plan totaled $4.5 million, $4.8 million and $3.3 million for 2012, 2011 and 2010, respectively.

10. Stockholders’ Equity

a. Dividend Restrictions and Statutory Financial Information

State Auto P&C, Milbank and SA Ohio are subject to regulations and restrictions under which payment of dividends from statutory surplus can be made to State Auto Financial during the year without prior approval of regulatory authorities. Pursuant to these rules, approximately $62.6 million is available for payment to State Auto Financial from its insurance subsidiaries in 2013 without prior approval. State Auto Financial received dividends from its insurance subsidiaries in the amount of $20.0 million, $0 and $56.4 million in 2012, 2011 and 2010, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following tables set forth reconciliations of statutory capital and surplus and net income, as determined using SAP, to the amounts included in the accompanying consolidated financial statements:

($ millions)	2012	2011
		As adjusted
Statutory capital and surplus of insurance subsidiaries	$630.1	622.3
Net liabilities of non-insurance parent and affiliates	(74.8)	(74.2)

	555.3	548.1
Increases (decreases):
Deferred acquisition costs	91.7	91.7
Postretirement and pension benefits	6.6	4.6
Deferred federal income taxes	(38.0)	(33.4)
Fixed maturities at fair value	128.5	117.0
Other, net	(6.9)	(4.2)

Stockholders’ equity per accompanying consolidated financial statements	$737.2	723.8

($ millions)	Year ended December 31
	2012	2011	2010
		As adjusted	As adjusted
Statutory net income (loss) of insurance subsidiaries	$5.5	(64.6)	16.9
Net income of non-insurance parent and affiliates	0.2	1.9	2.3

	5.7	(62.7)	19.2
(Decreases) increases:
Deferred acquisition costs	—	(26.8)	22.8
Postretirement and pension benefits	5.3	(2.5)	(18.4)
Deferred federal income taxes	(3.3)	(59.5)	4.7
Share-based compensation expense	(2.7)	(2.9)	(3.0)
Other, net	5.7	(6.3)	(0.9)

Net income(loss) per accompanying consolidated financial statements	$10.7	(160.7)	24.4

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The Company’s share-based compensation plans authorize the granting of various equity-based incentives including stock options, restricted stock and restricted share units to employees and non-employee directors and agents. The expense for these equity-based incentives is based on their fair value at the date of grant and amortized over their vesting period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes closed-form pricing model. The pricing model requires assumptions such as the expected life of the option and expected volatility of the Company’s stock over the expected life of the option, which significantly impacts the assumed fair value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future periods.

Equity Plan

The Equity Plan provides for the award of qualified and nonqualified stock options, restricted shares, performance shares, performance units and other stock-based awards. The Company has reserved 2.0 million common shares under the Equity Plan. As of December 31, 2012, a total of 0.5 million common shares are available for issuance under the Equity Plan. The Equity Plan provides that (i) no more than 33% of the common shares authorized for issuance under the Equity Plan may be granted in the form of awards other than stock options, (ii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year is equal to 1.5% of the total number of common shares of the Company outstanding as of December 31 of the prior year, and (iii) the maximum number of common shares subject to awards of stock options, restricted shares and performance shares that may be granted in any calendar year to any one individual is 250,000 shares. The Equity Plan automatically terminates on May 8, 2019.

The Equity Plan provides that qualified stock options may be granted at an option price not less than the fair market value of the common shares at the date of grant and that nonqualified stock options may be granted at any price determined by the Compensation Committee of the Board of Directors. Options granted generally vest over a three-year period, with one-third of the options vesting on each anniversary of the grant date, and must be exercised no later than ten years from the date of grant. Stock options granted under the Equity Plan for 2012, 2011 and 2010 were 0.3 million, 0.6 million and 0.6 million, respectively.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the status of the Company’s non-vested and vested restricted shares and changes for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	33,887	$17.92	17,180	$18.78	32,000	$29.98
Granted	21,526	13.53	16,707	17.03	17,180	18.78
Vested	—	—	—	—	(32,000)	29.98

Outstanding, end of year	55,413	$16.21	33,887	$17.92	17,180	$18.78

As of December 31, 2012, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted share compensation arrangements. The remaining cost is expected to be recognized over a period of 2.25 years.

Employee Stock Purchase Plan

The Company also has a broad-based employee stock purchase plan under which employees of the Company may choose at two different specified time intervals each year to have up to 6% of their annual base earnings withheld to purchase the Company’s common shares. The purchase price of the common shares is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 3.4 million common shares under this plan. As of December 31, 2012, a total of 3.0 million common shares have been purchased under this plan. This plan remains in effect until terminated by the Board of Directors.

Outside Directors Plan

The RSU Plan is an unfunded deferred compensation plan which currently provides each outside director with an award of 1,400 restricted share units (the “RSU award”) following each annual meeting of shareholders. The amount of the award may change from year to year, based on the provision described below. The RSU awards are fully vested upon grant. RSU awards are not common shares of the Company and, as such, no participant has any rights as a holder of common shares under the RSU Plan. RSU awards represent the right to receive an amount, payable in cash or common shares of the Company, as previously elected by the outside director, equal to the value of a specified number of common shares of the Company at the end of the restricted period. Such election may be changed within the constraints set forth in the RSU Plan. The restricted period for the RSU awards begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service as a director of the Company. During the restricted period, outside directors are credited with dividends, equivalent in value to those declared and paid on the Company’s common shares, on all RSU awards granted to them. At the end of the restricted period, outside directors receive distributions of their RSU awards either (i) in a single lump sum payment, or (ii) in annual installment payments over a five- or ten-year period, as previously elected by the outside director. The administrative committee for the RSU Plan (currently the Company’s Compensation Committee) retains the right to increase the annual number of RSU awards granted to each outside director to as many as 5,000 or to decrease such annual number to not less than 500, without seeking shareholder approval, if such increase or decrease is deemed appropriate by the administrative committee to maintain director compensation at appropriate levels. The RSU Plan automatically terminates on May 31, 2015. The Company accounts for the RSU Plan as a liability plan. There were 26,480 RSUs, 23,928 RSUs, and 24,268 RSUs granted in 2012, 2011 and 2010, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

During 2012 and 2011, common shares valued at approximately $39,000 and $30,000, respectively, were distributed by the Company under the RSU Plan.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes closed-form pricing model. The following tables present the weighted-average assumptions used in the option pricing model for options granted to employees and non-employees (independent insurance agencies) during 2012, 2011 and 2010. The expected life of the options for employees represents the period of time the options are expected to be outstanding and is based on historical trends. For non-employees the expected life of the option approximates the remaining contractual term of the option. The expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent period’s dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term approximating the expected life of the option.

The fair value of share-based awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model. The following table sets forth the weighted average fair values and related assumptions for options granted for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Fair value per share	$3.46	$4.69	$5.40
Expected dividend yield	4.41%	3.51%	3.28%
Risk free interest rate	1.10%	2.50%	2.50%
Expected volatility factor	41.50%	34.90%	36.80%
Expected life in years	5.4	6.3	6.1

The following table sets forth the Company’s total stock option activity and related information for these plans for the years ended December 31, 2012, 2011 and 2010:

(millions, except per share amounts)	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	3.8	$22.79	3.4	$23.53	3.1	$24.02
Granted	0.4	13.54	0.6	16.98	0.6	18.74
Exercised	—	14.49	—	16.40	(0.2)	14.54
Canceled	(0.3)	17.95	(0.2)	18.94	(0.1)	24.73

Outstanding, end of year	3.9	$22.25	3.8	$22.79	3.4	$23.53

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $0, $0.1 million and $1.4 million, respectively. The tax benefit for tax deductions from share-based awards totaled $0 for the years ended December 31, 2012 and 2011 and $0.3 million for the year ended December 31, 2010.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth information pertaining to the total options outstanding and exercisable at December 31, 2012:

(Options in millions)	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Range of Exercise Prices:
$10.01 – $20.00	2.1	6.3	$16.66	1.1	$17.23
$20.01 – $30.00	1.1	3.8	27.17	1.1	27.26
Greater than $30.00	0.7	2.4	32.11	0.7	32.11

	3.9	4.9	$22.25	2.9	$24.29

Aggregate intrinsic value for total options outstanding at December 31, 2012 was $3.4 million. Aggregate intrinsic value for total options exercisable at December 31, 2012 was $0.1 million.

Compensation expense recognized during 2012, 2011 and 2010 was $3.5 million, $3.2 million and $3.7 million, respectively. Share-based compensation is recognized as a component of loss and loss adjustment expense and acquisition and operating expense in a manner consistent with other employee compensation. As of December 31, 2012, there was $2.2 million of total unrecognized compensation cost related to option-based compensation arrangements granted under the plans. The remaining cost is expected to be recognized over a period of three years.

13. Net Earnings (Loss) Per Common Share

The following table sets forth the compilation of basic and diluted net (loss) earnings per common share for the years ended December 31, 2012, 2011 and 2010:

(millions, except per share amounts)	2012	2011	2010
		As adjusted	As adjusted
Numerator:
Net earnings (loss) for basic net earnings per common share	$10.7	(160.7)	24.4
Effect of dilutive share-based awards	0.3	—	0.2

Adjusted net earnings (loss) for dilutive net (loss) earnings per common share	$11.0	(160.7)	24.6

Denominator:
Weighted average shares for basic net earnings (loss) per common share	40.4	40.1	40.0
Effect of dilutive share-based awards	0.1	0.1	0.1

Adjusted weighted average shares for diluted net earnings(loss) per common share	40.5	40.2	40.1

Basic net earnings (loss) per common share	$0.26	(4.00)	0.61
Diluted net earnings (loss) per common share	$0.27	(4.00)	0.62

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Number of options	3.7	3.3	2.7

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010:

($ millions)	2012	2011	2010
		As adjusted	As adjusted
Revenues from external sources:
Insurance segments
Personal insurance	$469.8	800.6	798.5
Business insurance	327.2	379.0	383.5
Specialty insurance	245.1	249.2	75.2

Total insurance segments	1,042.1	1,428.8	1,257.2
Investment operations segment
Net investment income	75.4	85.4	80.8
Net realized capital gains	28.8	38.1	11.0

Total investment operations segment	104.2	123.5	91.8

Total revenue from reportable segments	1,146.3	1,552.3	1,349.0
All other	3.8	1.4	6.1

Total revenues from external sources	1,150.1	1,553.7	1,355.1
Intersegment revenues	9.5	10.5	9.8

Total revenues	1,159.6	1,564.2	1,364.9
Reconciling items:
Eliminate intersegment revenues	(9.5)	(10.5)	(9.8)

Total consolidated revenue	$1,150.1	1,553.7	1,355.1

Segment loss before federal income tax:
Insurance segments:
Personal insurance SAP underwriting loss	$(1.6)	(67.4)	(9.3)
Business insurance SAP underwriting loss	(42.3)	(70.9)	(24.0)
Specialty insurance SAP underwriting loss	(48.1)	(46.6)	(28.5)

Total insurance segments	(92.0)	(184.9)	(61.8)
Investment operations segment:
Net investment income	75.4	85.4	80.8
Net realized capital gains	28.8	38.1	11.0

Total investment operations segment	104.2	123.5	91.8
All other segments income (loss)	2.0	(0.5)	0.3

Reconciling items:
GAAP adjustments	7.2	(40.7)	(0.1)
Interest expense on corporate debt	(7.0)	(7.1)	(7.1)
Corporate expenses	(3.8)	(2.4)	1.3

Total consolidated income (loss) before federal income taxes	$10.6	(112.1)	24.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Consolidated Financial Statements, Continued

The following table sets forth financial information regarding the Company’s reportable segments at December 31, 2012 and 2011:

($ millions)	December 31

	2012	2011
		As adjusted
Segment assets:
Investment operations segment	$2,327.4	$2,585.9

Total segment assets	2,327.4	2,585.9
Reconciling items:
Corporate assets	150.4	178.5

Total consolidated assets	$2,477.8	$2,764.4

Assets attributed to the investment operations segment include the total investments and cash and cash equivalent categories from the balance sheet. All other assets are corporate assets and are not assigned to a segment.

15. Quarterly Financial Data (unaudited)

The following tables set forth quarterly financial data for 2012 and 2011:

($ millions, except per share amounts)	2012
	For three months ended
	March 31	June 30	September 30	December 31
Total revenues	$280.3	286.7	286.4	296.7
(Loss) income before federal income taxes	(2.0)	(2.7)	(5.6)	20.9
Net (loss) income	(2.0)	(2.7)	(5.5)	20.9
Earnings (loss) per common share:
Basic	$(0.05)	(0.07)	(0.14)	0.52
Diluted	$(0.05)	(0.07)	(0.14)	0.51

	2011
	For three months ended
	March 31	June 30	September 30	December 31
	As adjusted	As adjusted	As adjusted	As adjusted
Total revenues	$380.2	384.4	388.0	401.1
Income (loss) before federal income taxes	15.6	(139.3)	(52.0)	63.6
Net income (loss)	12.8	(214.1)	(58.7)	99.3
Earnings (loss) per common share:
Basic	$0.32	(5.33)	(1.46)	2.47
Diluted	$0.32	(5.33)	(1.46)	2.46

16. Contingencies

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

4.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and has concluded that such internal control over financial reporting was effective.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal One: Election of Directors” in our 2013 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Registrant” at the end of Item 1 of our Form 10-K, which information is also incorporated by reference into this Item 10.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of March 8, 2013, the members of our Audit Committee were Eileen A. Mallesch, Alexander B. Trevor, David R. Meuse, Thomas E. Markert and Paul S. Williams. Ms. Mallesch is Chairperson of our Audit Committee. Our Board of Directors has determined that Ms. Mallesch is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which shareholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in our 2013 Proxy Statement. There has been no material change to the nomination procedures previously disclosed in the proxy statement for our 2013 annual meeting of shareholders.

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

Item 11. Executive Compensation

Our 2013 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Board of Directors and Board Committees—Compensation of Outside Directors and Outside Director Compensation Table” and “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Proposal One: Election of Directors” and “Principal Holders of Voting Securities” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Related Party Transactions” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in our 2013 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in our 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Form 10-K and are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for each of the three years in the period ended December 31, 2012

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2012

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

Notes to Consolidated Financial Statements

(a)(2)	LISTING OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Company for the years 2012, 2011 and 2010 are included in Item 14(d) following the signatures and should be read in conjunction with our consolidated financial statements contained in our Form 10-K.

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

(a)(3)    LISTING OF EXHIBITS

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

3.01	State Auto Financial Corporation’s Amended and Restated Articles of Incorporation	Included herein

3.02	State Auto Financial Corporation’s Amendment to the Amended and Restated Articles of Incorporation	1933 Act Registration Statement No. 33-89400 on Form S-8 (see Exhibit 4(b) therein)

3.03	State Auto Financial Corporation Certificate of Amendment to the Amended and Restated Articles of Incorporation as of June 2, 1998	Form 10-K Annual Report for the year ended December 31, 1998 (see Exhibit 3(A)(3) therein)

3.04	State Auto Financial Corporation’s Amended and Restated Code of Regulations	Included herein

3.05	First Amendment to State Auto Financial Corporation’s Amended and Restated Code of Regulations as of May 7, 2010	Form 10-Q Quarterly Report for the period ended September 30, 2010 (see Exhibit 3.05 therein)

10.01*	2000 Directors Stock Option Plan of State Auto Financial Corporation	Definitive Proxy Statement on Form DEF 14A, File No. 000-19289, for Annual Meeting of Shareholders held on May 26, 2000 (see Appendix B therein)

10.02*	First Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended March 31, 2001 (see Exhibit 10(HH) therein)

10.03*	Second Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended September 30, 2001 (see Exhibit 10(KK) therein)

10.04*	Third Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2001 (see Exhibit 10(EE) therein)

10.05*	Fourth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(UU) therein)

10.06*	Fifth Amendment to 2000 Directors Stock Option Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.66 therein)

10.07*	Sixth Amendment to the 2000 Directors Stock Option Plan (effective March 7, 2008) of State Auto Financial Corporation	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.3 therein)

10.08	Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective April 1, 1993	Form 10-K Annual Report for the year ended December 31, 1992 (see Exhibit 10 (N) therein)

10.09	First Amendment to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Included herein

10.10	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and State Automobile Mutual Insurance Company, effective January 1, 2013	Included herein

10.11	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.17 therein)

10.12	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Security Insurance Company, effective January 1, 2013	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.13	Investment Management Agreement between Stateco Financial Services, Inc. and State Auto Florida Insurance Company effective April 1, 2002	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.18 therein)

10.14	Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company effective January 1, 1997	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.19 therein)

10.15	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Midwest Security Insurance Company, effective January 1, 2013	Included herein

10.16	Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company effective June 1, 2001	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.20 therein)

10.17	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Meridian Citizens Mutual Insurance Company, effective January 1, 2013	Included herein

10.18

Investment Management Agreement dated March 29, 2007, between Stateco Financial Services, Inc. and Beacon National Insurance Company, First Preferred Insurance Company, Petrolia Insurance Company and Beacon Lloyds Insurance Company

Form 10-Q Quarterly Report for the period ended March 31, 2007 (see Exhibit 10.63 therein)

10.19

Amended and Restated Investment Management Agreement dated as of December 31, 2007, among Stateco Financial Services, Inc. and Patrons Mutual Insurance Company of Connecticut, Patrons Fire Insurance Company of Rhode Island, and Provision State Insurance Company

Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.22 therein)

10.20	Amended and Restated Investment Management Agreement dated as of December 31, 2007, between Stateco Financial Services, Inc. and Litchfield Mutual Fire Insurance Company	Form 10-K Annual Report for the year ended December 31, 2007 (see Exhibit 10.23 therein)

10.21	Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.26 therein)

10.22	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Plaza Insurance Company, effective January 1, 2013	Included herein

10.23	Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.27 therein)

10.24	Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and Rockhill Insurance Company, effective January 1, 2013	Included herein

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.25	Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company effective October 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.28) therein)

10.26

Amended and Restated Exhibit A to the Investment Management Agreement between Stateco Financial Services, Inc. and American Compensation Insurance Company and Bloomington Compensation Insurance Company, effective January 1, 2013

Included herein

10.27	Cost Sharing Agreement among State Auto Property and Casualty Insurance Company, State Automobile Mutual Insurance Company, and State Auto Florida Insurance Company effective January 1, 2003	Form 10-K Annual Report for year ended December 31, 2002 (see Exhibit 10(OO) therein)

10.28	Renewal of Cost Sharing Agreement among State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and BroadStreet Capital Partners, Inc. effective March 31, 2008	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.29 therein)

10.29

Midwest Security Insurance Company Management Agreement amended and restated as of January 1, 2000 by and among State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin)

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.45 therein)

10.30

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

10.31

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

10.33

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

10.34

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

Form 10-Q Quarterly Report for the period ended September 30, 2009 (see Exhibit 10.01 therein)

10.35

Amended and Restated Appendix B , effective as of January 1, 2013, to the Consulting Service Agreement, dated as of November 1, 2009, by and between State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Farmers Casualty Insurance Company, Milbank Insurance Company, and RTW, Inc.

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

10.37

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

10.38

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

Form 8-K Current Report filed on January 7, 2011 (see Exhibit 10.2 therein)

10.39

First Amendment, effective as of January 1, 2013, to Amended and Restated Management and Operations Agreement, effective as of January 1, 2011 by and among State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company, Bloomington Compensation Insurance Company, Rockhill Holding Company, National Environmental Coverage Corporation of the South, LLC, National Environmental Coverage Corporation, RTW, Inc., Rockhill Insurance Services, LLC and Rockhill Underwriting Management, LLC.

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

10.41

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

10.42

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

Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.45 therein)

10.44

Homeowners Quota Share Reinsurance Contract between State Automobile Mutual Insurance Company (on behalf of itself and insurance subsidiaries and affiliates now under its ownership, control or management, including insurance subsidiaries of State Auto Financial Corporation) and a syndicate of reinsurers effective December 31, 2011 at 11:59 p.m.

Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.46 therein)

10.45	Commutation and Release Agreement, effective as of January 1, 2010, entered into as of February 10, 2010, between State Automobile Mutual Insurance Company and State Auto National Insurance Company	Form 8-K Current Report filed on February 16, 2010 (see Exhibit 10.2 therein)

10.46	Amended and Restated Declaration of Trust of STFC Capital Trust I, dated as of May 22, 2003	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(XX) therein)

10.47	Indenture dated as of May 22, 2003, for Floating Rate Junior Subordinated Debt Securities Due 2033	Form 10-Q Quarterly Report for the period ended June 30, 2003 (see 10(YY) therein)

10.48	Indenture dated as of November 13, 2003, among State Auto Financial Corporation, as Issuer, and Fifth Third Bank, as Trustee, regarding 6 1/4% Senior Note due 2013	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.01 therein)

10.49	Form of 6 1/4% Senior Note due 2013 (Exchange Note)	Securities Act Registration Statement on Form S-4 (File No. 333-111507)(see Exhibit 4.02 therein)

10.50	Credit Agreement dated as of May 19, 2009, between State Automobile Mutual Insurance Company, as borrower, and Milbank Insurance Company, as lender	Form 8-K Current Report filed on May 26, 2009 (see Exhibit 10.1 therein)

10.51	Credit Agreement dated as of May 8, 2009, between State Automobile Mutual Insurance Company, as borrower, and State Auto Property & Casualty Insurance Company, as lender	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.1 therein)

10.52

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

10.53*

Employment Agreement, dated as of December 20, 2011, commencing as of January 1, 2012, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.

Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.55 therein)

10.54*	Executive Agreement dated as of December 20, 2011, among State Auto Financial Corporation, State Automobile Mutual Insurance Company and Robert P. Restrepo, Jr.	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.57 therein)

10.55*

Employment Agreement (dated as of November 17, 2008), including Amendment to Employment Agreement (dated as of November 30, 2010), among Rockhill Holding Company, State Automobile Mutual Insurance Company and Jessica E. Buss

Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.61 therein)

10.56*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Steven E. English

Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.1 therein)

10.57*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Clyde H. Fitch, Jr

Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.2 therein)

10.58*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and James A. Yano

Form 10-Q Quarterly Report for the period ended September 30, 2011 (see Exhibit 10.3 therein)

10.59*

Executive Change of Control Agreement dated as of October 28, 2011, among State Auto Financial Corporation, State Auto Property & Casualty Insurance Company, State Automobile Mutual Insurance Company and Jessica E. Buss

Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.75 therein)

10.60*	Form of Indemnification Agreement between State Auto Financial Corporation and each of its directors	Form 8-K Current Report filed on November 20, 2008 (see Exhibit 99.1 therein)

10.61*	Indemnification Agreement dated as of November 14, 2008, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.2 therein)

10.62*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Steven E. English	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.3 therein)

10.63*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and Clyde H. Fitch, Jr.	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.5 therein)

10.64*	Officer Indemnification Agreement dated as of May 8, 2009, between State Auto Financial Corporation and James A. Yano	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.6 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.65*	Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.60 therein)

10.66*	Amendment Number 1 to the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation (amendment effective August 15, 2008)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.63 therein)

10.67*	Restricted Share Award Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.49 therein)

10.68*	Restricted Stock Agreement under the Amended and Restated Equity Incentive Compensation Plan dated as of November 5, 2007, between State Auto Financial Corporation and Clyde H. Fitch	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.66 therein)

10.69*	Form of Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.62 therein)

10.70*

Non-Qualified Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation dated March 2, 2006 between State Auto Financial Corporation and Robert P. Restrepo, Jr.

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.51 therein)

10.71*	Form of Incentive Stock Option Agreement under the Amended and Restated Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.63 therein)

10.72*	2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 8-K Current Report filed on May 13, 2009 (see Exhibit 10.7 therein)

10.73*	Amendment No. 1 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2011 (see Exhibit 10.01 therein)

10.74*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated as of March 4, 2010 between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2010 (see Exhibit 10.01 therein)

10.75*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 3, 2011, between State Auto Financial Corporation and Robert P. Restrepo, Jr.	Form 10-Q Quarterly Report for the period ended March 31, 2011 (see Exhibit 10.01 therein)

10.76*	Restricted Stock Agreement under the 2009 Equity Incentive Compensation Plan dated March 1, 2012, between State Auto Financial Corporation and Robert P. Restrepo Jr.	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.1 therein)

10.77*	Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.61 therein)

10.78*	First Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.54 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.79*	Second Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.72 therein)

10.80*	Third Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.73 therein)

10.81*	Fourth Amendment to the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation effective November 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.89 therein)

10.82*	Form of Restricted Share Unit Agreement for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.64 therein)

10.83*	Form of Designation of Beneficiary for the Outside Directors Restricted Share Unit Plan of State Auto Financial Corporation	Form 10-Q Quarterly Report for the period ended June 30, 2005 (see Exhibit 10.65 therein)

10.84*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (Restatement) effective as of January 1, 1994	Form 10-K Annual Report for the year ended December 31, 1997 (see Exhibit 10(HH) therein)

10.85*	Amendment No. 1, effective as of January 1, 2008, to Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended June 30, 2008 (see Exhibit 10.01 therein)

10.86*	Amendment No. 2 effective as of January 1, 2009 to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.01 therein)

10.87*	Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies effective as of May 1, 2010	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.01 therein)

10.88*	First Amendment to the Supplemental Retirement Plan for Executive Employees of State Auto Insurance Companies (amendment effective December 1, 2010)	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.96 therein)

10.89*	State Auto Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 2007	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.72 therein)

10.90*	First Amendment to the State Auto Financial Corporation Supplemental Executive Retirement Plan effective December 1, 2010	Form 10-K Annual Report for year ended December 31, 2010 (see Exhibit 10.98 therein)

10.91*	Form of Designation of Distribution Election for the State Auto Financial Corporation Supplemental Executive Retirement Plan	Form 10-Q Quarterly Report for the period ended September 30, 2007 (see Exhibit 10.73 therein)

10.92*	State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amended and restated as of March 1, 2001)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.58 therein)

10.93*	First Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of December 1, 2005)	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.59 therein)

10.94*	Second Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.02 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.95*	Third Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan (amendment effective as of January 1, 2009)	Form 10-K Annual Report for the year ended December 31, 2008 (see Exhibit 10.84 therein)

10.96*	Fourth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective November 1, 2010	1933 Act Registration Statement No. 333-170564 on Form S-8 (see Exhibit 4(j) therein)

10.97*	Fifth Amendment to the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan effective January 1, 2012	Form 10-Q Quarterly Report for the period ended September 30, 2012 (see Exhibit 10.1 therein)

10.98*

Agreement of Assignment and Assumption dated as of March 1, 2001, among State Auto Financial Corporation, State Automobile Mutual Insurance Company, State Auto Property and Casualty Insurance Company, and Midwest Security Insurance Company (nka State Auto Insurance Company of Wisconsin) regarding the State Auto Insurance Companies Amended and Restated Directors Deferred Compensation Plan

Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.60 therein)

10.99*	Form of State Auto Insurance Companies Directors Deferred Compensation Agreement	Form 10-K Annual Report for the year ended December 31, 2005 (see Exhibit 10.61 therein)

10.100*	State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan effective as of March 1, 2010	1933 Act Registration Statement No. 333-165366 on Form S-8 (see Exhibit 4(e) therein)

10.101*	First Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective July 1, 2010)	Form 10-Q Quarterly Report for the period ended June 30, 2010 (see Exhibit 10.02 therein)

10.102*	Second Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective November 1, 2010)	1933 Act Registration Statement No. 333-170568 on Form S-8 (see Exhibit 4(h) therein)

10.103*	Third Amendment to the State Auto Property & Casualty Insurance Company Amended and Restated Incentive Deferred Compensation Plan (amendment effective January 1, 2011)	Form 10-K Annual Report for year ended December 31, 2011 (see Exhibit 10.109 therein)

10.104*	State Auto Financial Corporation Leadership Bonus Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.64 therein)

10.105*	First Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.04 therein)

10.106*	Second Amendment to the State Auto Financial Corporation Leadership Bonus Plan (amendment effective as of January 1, 2012)	Form 8K Current Report filed on May 10, 2012 (see Exhibit 10.2 therein)

10.107*	State Auto Financial Corporation Long-Term Incentive Plan	Form 10-Q Quarterly Report for the period ended June 30, 2007 (see Exhibit 10.65 therein)

10.108*	First Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2008)	Form 8-K Current Report filed on March 13, 2008 (see Exhibit 10.5 therein)

Exhibit No.	Description of Exhibit	If incorporated by reference document with which Exhibit was previously filed with SEC

10.109*	Second Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2009)	Form 10-Q Quarterly Report for the period ended September 30, 2008 (see Exhibit 10.05 therein)

10.110*	Third Amendment to the State Auto Financial Corporation Long-Term Incentive Plan (amendment effective as of January 1, 2012)	Form 8-K Current Report filed on May 10, 2012 (see Exhibit 10.3 therein)

10.111*

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

STATE AUTO FINANCIAL CORPORATION

Dated: March 8, 2013	/S/ ROBERT P. RESTREPO, JR.
Robert P. Restrepo, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROBERT P. RESTREPO, JR. Robert P. Restrepo, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	March 8, 2013

/S/ STEVEN E. ENGLISH Steven E. English	Vice President and Chief Financial Officer (principal financial officer)	March 8, 2013

/S/ PETER J. LOVE Peter J. Love	Controller (principal accounting officer)	March 8, 2013

DAVID J. D’ANTONI* David J. D’Antoni	Director	March 8, 2013

ROBERT E. BAKER* Robert E. Baker	Director	March 8, 2013

THOMAS E. MARKERT* Thomas E. Markert	Director	March 8, 2013

DAVID R. MEUSE* David R. Meuse	Director	March 8, 2013

S. ELAINE ROBERTS* S. Elaine Roberts	Director	March 8, 2013

EILEEN A. MALLESCH* Eileen A. Mallesch	Director	March 8, 2013

ALEXANDER B. TREVOR* Alexander B. Trevor	Director	March 8, 2013

PAUL S. WILLIAMS* Paul S. Williams	Director	March 8, 2013

*	Steven E. English by signing his name hereto, does sign this document on behalf of the person indicated above pursuant to a Power of Attorney duly executed by such person.

/S/ STEVEN E. ENGLISH Steven E. English	Attorney in Fact	March 8, 2013

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE I – SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2012

($ millions) At December 31, 2012:	Cost or amortized cost(1)	Fair value	Amount at which shown in the balance sheet
Available-for-sale:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	366.5	366.5
Obligations of states and political subdivisions	750.4	800.3	800.3
Corporate securities	320.5	338.6	338.6
U.S. government agencies residential mortgage-backed securities	377.1	399.7	399.7

Total fixed maturities	1,776.2	1,905.1	1,905.1

Equity securities:
Large-cap securities	152.6	174.2	174.2
Small-cap securities	43.6	54.2	54.2

Total equity securities	196.2	228.4	228.4
Other invested assets	49.0	64.4	64.4

Total available-for-sale securities	2,021.4	2,197.9	2,197.9
Other invested assets	0.5	0.5	0.5

Total investments – other than investments in related parties	$2,021.9	2,198.4	2,198.4

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheets

(in millions, except per share amounts)	December 31
	2012	2011 As adjusted
Assets
Investments in common stock of subsidiaries (equity method)	$834.9	$826.4
Fixed maturities, available-for-sale, at fair value	5.9	3.0
Equity securities, available-for-sale, at fair value	3.2	—
Other invested assets	2.1	1.9
Cash and cash equivalents	7.0	8.4
Other assets	1.6	2.1
Due from affiliates	1.8	2.2
Federal income tax, net	1.3	0.3

Total assets	$857.8	$844.3

Liabilities and Stockholders’ Equity
Notes payable (affiliates $15.5 and $15.5, respectively)	$115.9	$116.4
Other liabilities	4.7	4.1

Total liabilities	120.6	120.5

Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.3 and 47.1 issued, respectively, at stated value of $2.50 per share	118.1	117.8
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.8)	(115.8)
Additional paid-in capital	131.6	127.3
Accumulated other comprehensive income	84.2	63.8
Retained earnings	519.1	530.7

Total stockholders’ equity	737.2	723.8

Total liabilities and stockholders’ equity	$857.8	$844.3

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Income

($ millions)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
Net investment income	$0.2	0.6	0.5
Net realized gain on investments	0.4	0.7	4.3

Total revenues	0.6	1.3	4.8
Interest expense (affiliates $0.7, $0.7 and $0.7, respectively)	7.0	7.1	7.1
Other operating expenses	5.8	4.2	5.5

Total expenses	12.8	11.3	12.6

Loss before federal income taxes	(12.2)	(10.0)	(7.8)

Federal income tax (benefit) expense	(1.7)	8.6	(4.0)

Net loss before equity in net income (loss) of subsidiaries	(10.5)	(18.6)	(3.8)

Equity in net income (loss) of subsidiaries	21.2	(142.1)	28.2

Net income (loss)	$10.7	(160.7)	24.4

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Comprehensive Income (Loss)

($ millions, except per share amounts)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
Net income (loss)	$10.7	(160.7)	24.4
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during the year	0.7	(0.1)	1.1
Reclassification adjustments for gains realized in net income	0.4	0.7	0.5
Income tax expense (benefit)	—	0.3	(0.2)

Total net unrealized holding gains on investments	1.1	0.9	1.4
Unrealized equity in subsidiaries	19.3	70.8	(6.4)

Other comprehensive income (loss)	20.4	71.7	(5.0)
Comprehensive income (loss)	$31.1	(89.0)	19.4

See accompanying note to condensed financial statements.

STATE AUTO FINANCIAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONTINUED

Condensed Statements of Cash Flows

($ millions)	Year ended December 31
	2012	2011 As adjusted	2010 As adjusted
Cash flows from operating activities:
Net income (loss)	$10.7	(160.7)	24.4
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, net	(0.3)	(0.6)	(0.1)
Share-based compensation	0.4	0.1	0.3
Net realized gain on investments	(0.4)	(0.7)	(4.3)
Equity in net (income) loss from consolidated subsidiaries	(21.2)	142.1	(28.2)
Changes in operating assets and liabilities:
Other liabilities and due from affiliates	1.5	0.4	1.0
Other assets	0.2	0.1	0.1
Excess tax benefits on share-based awards	—	—	0.3
Federal income taxes, net	(1.2)	10.6	(0.6)

Net cash used in operating activities	(10.3)	(8.7)	(7.1)

Cash flows from investing activities:
Capitalization of subsidiary	—	—	0.1
Dividends received from consolidated subsidiaries	27.0	6.5	9.0
Purchases of equity securities – available-for-sale	(3.2)	—	—
Purchases of other invested assets	(0.3)	(0.2)	(0.3)
Maturities, calls and pay downs of fixed maturities – available-for-sale	2.5	1.0	9.2
Sales of fixed maturities – available-for-sale	0.3	13.8	4.1
Sales of equity securities – available-for-sale	3.2	—	—
Sale of subsidiary	—	13.2	(0.1)

Net cash provided by investing activities	29.5	34.3	22.0

Cash flows from financing activities:
Proceeds from issuance of common stock	1.6	2.6	3.2
Payment of dividends	(22.2)	(24.1)	(24.0)

Net cash used in financing activities	(20.6)	(21.5)	(20.8)

Net (decrease) increase in cash and cash equivalents	(1.4)	4.1	(5.9)
Cash and cash equivalents at beginning of year	8.4	4.3	10.2

Cash and cash equivalents at end of year	$7.0	8.4	4.3

Supplemental Disclosures:
Federal income tax benefit received	$12.4	2.3	3.7

Interest paid (affiliates $0.7, $0.7 and $0.7, respectively)	$7.0	7.0	7.0

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

During 2012 State Auto Financial received dividends from Stateco in the amount of $9.2 million in investments. In 2010, State Auto Financial received dividends from SA National in the amount of $56.4 million in cash and fixed maturity securities and contributed $21.0 million in fixed maturity securities to State Auto P&C. On December 31, 2010, State Auto Financial sold SA National and realized a net gain of $3.9 million.

These financial statements should be read in conjunction with the consolidated financial statements of State Auto Financial Corporation.

In October 2010, the Financial Accounting Standards Board issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The Company adopted this guidance, with retrospective application, at January 1, 2012. The cumulative effect of this retrospective adoption of this guidance reduced stockholders’ equity by $20.5 million, after-tax, at January 1, 2010. Previously reported financial information in State Auto Financial’s condensed balance has been revised to reflect the effect of State Auto Financial’s adoption of this accounting standard. This adoption did not have any impact on cash flows from operating activities on the condensed statements of cash flows.

State Auto Financial has also corrected the condensed balance sheet as of December 31, 2011 for an immaterial misstatement, which resulted in an increase in Investments in common stock of subsidiaries (equity method) and Retained earnings by $13.3 million, respectively. The correction of this error did not impact the consolidated statements of income, comprehensive income and cash flows of the Company for any periods presented.

The following table sets forth the effect of the adoption of the deferred acquisition cost accounting standard and the correction of the immaterial misstatement on State Auto Financial Corporation’s condensed balance sheet as of December 31, 2011 were as follows:

	December 31, 2011
($ in millions)	Investments in common stock of subsidiaries (equity method)	Retained earnings	Stockholders’ equity
As previously reported	$847.6	$551.9	$745.0
Cumulative effect of adoption of accounting standard	(34.5)	(34.5)	(34.5)
Correction of immaterial misstatement	13.3	13.3	13.3

As adjusted	$826.4	$530.7	$723.8

The effect the adoption of the deferred acquisition cost accounting standard on State Auto Financial’s condensed income and comprehensive (loss) income statements for the years ended December 31, 2011 and 2010 was as follows:

	December 31, 2011
($ in millions)	Equity in net loss of subsidiaries	Net loss	Comprehensive loss
As previously reported	$(128.2)	$(146.8)	$(75.1)
Cumulative effect of adoption of accounting standard	(13.9)	(13.9)	(13,9)

As adjusted	$(142.1)	$(160.7)	$(89.0)

	December 31, 2010
($ in millions)	Equity in net income of subsidiaries	Net income	Comprehensive loss
As previously reported	$28.3	$24.5	$19.5
Cumulative effect of adoption of accounting standard	(0.1)	(0.1)	(0.1)

As adjusted	$28.2	$24.4	$19.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2012, 2011 and 2010

($ millions) Segment	Deferred policy acquisition cost	Future benefits, claims and losses(1)	Unearned premiums	Other policy claims and benefits payable	Premium revenue
Year ended December 31, 2012:
Personal insurance segment	$30.1	231.0	188.4	—	469.8
Business insurance segment	35.0	341.8	180.9	—	327.2
Specialty insurance segment	26.6	355.9	112.3	—	245.1
Investment operations segment	—	—	—	—	—

Total	$91.7	928.7	481.6	—	1,042.1

Year ended December 31, 2011:
Personal insurance segment	$30.5	279.0	188.7	—	800.6
Business insurance segment	28.5	336.9	161.3	—	379.0
Specialty insurance segment	32.7	265.7	120.2	—	249.2
Investment operations segment	—	—	—	—	—

Total	$91.7	881.6	470.2	—	1,428.8

Year ended December 31, 2010:
Personal insurance segment	$59.7	341.2	342.1	—	798.5
Business insurance segment	35.4	410.9	197.6	—	383.5
Specialty insurance segment	23.4	122.1	73.5	—	75.2
Investment operations segment	—	—	—	—	—

Total	$118.5	874.2	613.2	—	1,257.2

Segment	Net investment income	Benefits, losses and settlement expenses(2)	Amort. of deferred policy acquisition costs	Other operating expenses	Premiums written
Year ended December 31, 2012:
Personal insurance segment	$—	344.8	76.6	46.6	469.5
Business insurance segment	—	222.5	63.1	80.6	349.4
Specialty insurance segment	—	211.7	73.4	5.6	236.4
Investment operations segment	75.4	—	—	—	—

Total	$75.4	779.0	213.1	132.8	1,055.3

Year ended December 31, 2011:
Personal insurance segment	$—	698.9	133.4	54.7	647.4
Business insurance segment	—	296.4	67.5	103.3	341.7
Specialty insurance segment	—	182.4	73.5	52.6	295.5
Investment operations segment	85.4	—	—	—	—

Total	$85.4	1,177.7	274.4	210.6	1,284.6

Year ended December 31, 2010:
Personal insurance segment	$—	569.4	134.2	98.0	819.9
Business insurance segment	—	260.7	71.5	71.5	377.3
Specialty insurance segment	—	53.1	8.1	41.2	126.3
Investment operations segment	80.8	—	—	—	—

Total	$80.8	883.2	213.8	210.7	1,323.5

(1)	Segmented balances are net of reinsurance recoverable on losses and loss expenses payable.
(2)	Benefits, losses and settlement expenses are monitored on a statutory basis.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

Years Ended December 31, 2012, 2011 and 2010

($ million, except percentages)		Ceded to		Assumed from			Percentage of amount assumed to net (2)
	Gross Amount	Unaffiliated Companies	Affiliated Companies(1)	Unaffiliated Companies	Affiliated Companies(1)	Net Amount
Property-casualty earned premiums for year ended December 31,
2012	$833.3	$28.2	$809.2	$4.1	$1,042.1	$1,042.1	0.4%
2011	812.1	26.7	803.6	18.2	1,428.8	1,428.8	1.3%
2010	842.1	26.8	818.8	3.5	1,257.2	1,257.2	0.3%

(1)	These columns include the effect of intercompany pooling.
(2)	Calculated as earned premiums assumed from outside companies to net amount.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

($ millions)	At December 31
	2012	2011 As adjusted	2010 As adjusted
Valuation allowance for deferred tax assets:
Balance at beginning of period	$103.3	—	—
Additions	—	103.3	—
Deductions	2.8	—	—

Balance at end of period	$100.5	103.3	—