Form 10-Q
period 2013-03-31
State Auto Financial CORP
filed 2013-05-09
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Yes  ☐    No   ☒

On April 26, 2013, the Registrant had 40,515,134 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three month period ended March 31, 2013

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ in millions, except per share amount)	March 31 2013 (unaudited)	December 31 2012
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,775.3 and $1,776.2, respectively)	$1,895.0	1,905.1
Equity securities, available-for-sale, at fair value (cost $198.3 and $196.2, respectively)	248.8	228.4
Other invested assets, available-for-sale, at fair value (cost $49.0 and $49.0, respectively)	68.0	64.4
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,282.3	2,268.4
Cash and cash equivalents	64.3	59.0
Accrued investment income and other assets	34.6	31.5
Deferred policy acquisition costs	94.6	91.7
Reinsurance recoverable on losses and loss expenses payable	12.1	13.5
Prepaid reinsurance premiums	4.1	3.9
Net deferred federal income taxes	1.4	1.0
Property and equipment, at cost	8.5	8.8

Total assets	$2,501.9	2,477.8

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $434.6 and $435.1, respectively)	$944.3	942.2
Unearned premiums (affiliates $85.9 and $81.9, respectively)	484.4	481.6
Notes payable (affiliates $15.5 and $15.5, respectively)	115.8	115.9
Postretirement and pension benefits	110.4	113.0
Due to affiliate	8.3	8.6
Current federal income taxes	0.3	—
Other liabilities	70.9	79.3

Total liabilities	1,734.4	1,740.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.3 and 47.3 shares issued, respectively, at stated value of $2.50 per share	118.2	118.1
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.9)	(115.8)
Additional paid-in capital	132.3	131.6
Accumulated other comprehensive income	98.1	84.2
Retained earnings	534.8	519.1

Total stockholders’ equity	767.5	737.2

Total liabilities and stockholders’ equity	$2,501.9	2,477.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2013	2012
Earned premiums (ceded to affiliates $210.7 and $196.9, respectively)	$261.3	254.9
Net investment income (affiliate $1.2 and $1.2, respectively)	16.9	17.5
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.3)	(0.4)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	7.0	7.5

Total net realized gain on investments	6.7	7.1
Other income from affiliates	0.4	0.8

Total revenues	285.3	280.3

Losses and loss expenses (ceded to affiliates $131.8 and $156.1, respectively)	173.0	191.3
Acquisition and operating expenses	88.8	87.6
Interest expense (affiliates $0.2 and $0.2, respectively)	1.7	1.8
Other expenses	1.8	1.6

Total expenses	265.3	282.3

Income (loss) before federal income taxes	20.0	(2.0)
Federal income tax expense	0.3	—

Net income (loss)	$19.7	(2.0)

Earnings (loss) per common share:
Basic	$0.49	(0.05)

Diluted	$0.49	(0.05)

Dividends paid per common share	$0.10	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended March 31
(unaudited)	2013	2012
Net income (loss)	$19.7	(2.0)
Other comprehensive income, net of tax:
Net unrealized holding gains on investments:
Unrealized holding gain arising during year	19.4	22.1
Reclassification adjustments for gains realized in net income (loss)	(6.7)	(7.1)
Income tax expense	0.3	—

Total net unrealized holding gains on investments	13.0	15.0
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.1	0.1
Negative prior service cost	(1.4)	(1.3)
Net actuarial loss	2.2	1.9

Total net unrecognized benefit plan obligations	0.9	0.7

Other comprehensive income	13.9	15.7

Comprehensive income	$33.6	13.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Three months ended March 31
(unaudited)	2013	2012
Cash flows from operating activities:
Net income (loss)	$19.7	(2.0)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4.3	2.7
Share-based compensation	1.2	0.8
Net realized gain on investments	(6.7)	(7.1)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(2.8)	(2.5)
Accrued investment income and other assets	(3.4)	(0.8)
Postretirement and pension benefits	(1.7)	(1.1)
Other liabilities and due to/from affiliates, net	(9.0)	(16.6)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.2	(2.1)
Losses and loss expenses payable	2.1	13.1
Unearned premiums	2.8	9.0
Federal income taxes	0.3	—
Cash used in Homeowners’ Quota Share initial net unearned premium transfer	—	(75.5)
Cash used in pooling changes, December 31, 2011	—	(261.4)

Net cash provided by (used in) operating activities	8.0	(343.5)

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(81.7)	(76.8)
Purchases of equity securities – available-for-sale	(24.0)	(24.0)
Purchases of other invested assets	(0.2)	(0.5)
Maturities, calls and pay downs of fixed maturities – available-for-sale	40.2	84.7
Sales of fixed maturities – available-for-sale	38.5	45.9
Sales of equity securities – available-for-sale	28.1	27.0
Sales of other invested assets	0.2	0.2
Net additions of property and equipment	0.2	—

Net cash provided by investing activities	1.3	56.5

Cash flows from financing activities:
Proceeds from issuance of common stock	0.1	—
Payments to acquire treasury stock	(0.1)	—
Payment of dividends	(4.0)	(6.0)

Net cash used in financing activities	(4.0)	(6.0)

Net increase (decrease) in cash and cash equivalents	5.3	(293.0)

Cash and cash equivalents at beginning of period	59.0	356.0

Cash and cash equivalents at end of period	$64.3	63.0

Supplemental disclosures:
Interest paid (affiliates $0.2 and $0.2, respectively)	$0.2	0.2

Federal income taxes paid	$—	—

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2012 Form 10-K.

Adoption of Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The amendments in this guidance result in additional disclosure requirements under GAAP and do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note, or, parenthetically on the face of the statement where net income is presented, the effects of significant amounts reclassified from each component of accumulated other comprehensive income by the respective line items of net income, only, if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. If a component is not required to be reclassified to net income in its entirety, the entity would, instead, cross-reference it to the related disclosure required under GAAP. This guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance at January 1, 2013 and it did not have a material impact on the consolidated financial statements, see Note 7 – Other Comprehensive Income and Accumulated Other Comprehensive Income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at March 31, 2013 and December 31, 2012:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At March 31, 2013:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$303.7	37.0	—	340.7
Obligations of states and political subdivisions	781.8	46.6	(1.4)	827.0
Corporate securities	327.8	18.6	(1.2)	345.2
U.S. government agencies residential mortgage-backed securities	362.0	21.5	(1.4)	382.1

Total fixed maturities	1,775.3	123.7	(4.0)	1,895.0
Equity securities:
Large-cap securities	154.9	38.3	(2.9)	190.3
Small-cap securities	43.4	15.1	—	58.5

Total equity securities	198.3	53.4	(2.9)	248.8
Other invested assets	49.0	19.0	—	68.0

Total available-for-sale securities	$2,022.6	196.1	(6.9)	2,211.8

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	38.3	—	366.5
Obligations of states and political subdivisions	750.4	50.3	(0.4)	800.3
Corporate securities	320.5	19.2	(1.1)	338.6
U.S. government agencies residential mortgage-backed securities	377.1	24.0	(1.4)	399.7

Total fixed maturities	1,776.2	131.8	(2.9)	1,905.1
Equity securities:
Large-cap securities	152.6	25.0	(3.4)	174.2
Small-cap securities	43.6	10.6	—	54.2

Total equity securities	196.2	35.6	(3.4)	228.4
Other invested assets	49.0	15.4	—	64.4

Total available-for-sale securities	$2,021.4	182.8	(6.3)	2,197.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At March 31, 2013:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$16.6	$—	5	$—	$—	—	$16.6	$—	5
Obligations of states and political subdivisions	112.4	(1.4)	36	—	—	—	112.4	(1.4)	36
Corporate securities	70.8	(1.2)	16	—	—	—	70.8	(1.2)	16
U.S. government agencies residential mortgage-backed securities	12.0	(0.2)	4	34.4	(1.2)	13	46.4	(1.4)	17

Total fixed maturities	211.8	(2.8)	61	34.4	(1.2)	13	246.2	(4.0)	74
Large-cap equity securities	13.9	(1.9)	3	9.3	(1.0)	3	23.2	(2.9)	6

Total temporarily impaired securities	$225.7	$(4.7)	64	$43.7	$(2.2)	16	$269.4	$(6.9)	80

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$7.0	$—	2	$—	$—	—	$7.0	$—	2
Obligations of states and political subdivisions	47.4	(0.4)	12	—	—	—	47.4	(0.4)	12
Corporate securities	80.4	(1.1)	17	—	—	—	80.4	(1.1)	17
U.S. government agencies residential mortgage-backed securities	23.3	(0.3)	6	34.8	(1.1)	13	58.1	(1.4)	19

Total fixed maturities	158.1	(1.8)	37	34.8	(1.1)	13	192.9	(2.9)	50
Large-cap equity securities	23.7	(2.1)	4	8.9	(1.3)	5	32.6	(3.4)	9

Total temporarily impaired securities	$181.8	$(3.9)	41	$43.7	$(2.4)	18	$225.5	$(6.3)	59

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three months ended March 31, 2013 and 2012:

($ millions)	Three months ended March 31
	2013	2012
Equity securities:
Small-cap securities	$0.3	0.4

Total other-than-temporary impairments	$0.3	0.4

The Company did not recognize other-than-temporary impairments on its fixed maturity securities for the three months ended March 31, 2013 and 2012. The Company reviewed its investments at March 31, 2013, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses.

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$45.0	45.8
Due after 1 year through 5 years	299.7	322.9
Due after 5 years through 10 years	435.0	471.5
Due after 10 years	633.6	672.7
U.S. government agencies residential mortgage-backed securities	362.0	382.1

Total	$1,775.3	1,895.0

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $10.1 and $10.0 million, respectively, were on deposit with insurance regulators as required by law at March 31, 2013 and December 31, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three months ended March 31, 2013 and 2012:

($ millions)	Three months ended March 31
	2013	2012
Fixed maturities	$14.8	15.7
Equity securities	1.2	1.0
Cash and cash equivalents, and other	1.4	1.4

Investment income	17.4	18.1
Investment expenses	0.5	0.6

Net investment income	$16.9	17.5

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three months ended March 31, 2013 and 2012:

($ millions)	Three months ended March 31
	2013	2012
Realized gains:
Fixed maturities	$0.5	3.1
Equity securities	6.6	4.4

Total realized gains	7.1	7.5
Realized losses:
Equity securities:
Sales	(0.1)	—
OTTI	(0.3)	(0.4)

Total realized losses	(0.4)	(0.4)

Net realized gain on investments	$6.7	7.1

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(9.2)	(0.6)
Equity securities	18.3	11.6
Other invested assets	3.6	4.0
Deferred federal income tax liability thereon	(4.5)	(5.4)
Valuation allowance	4.8	5.4

Change in net unrealized holding gains (losses), net of tax	$13.0	15.0

There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at March 31, 2013 and December 31, 2012 of $52.2 million and $52.5 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At March 31, 2013 and December 31, 2012, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended March 31, 2013 and 2012.

The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value:

Fixed Maturities

The Company utilizes a third party pricing service to estimate fair value measurements for the majority of its fixed maturities. The fair value estimate of the Company’s fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes. Inputs to the evaluations include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, and other market-observable information. The fixed maturity portfolio pricing obtained from the pricing service is reviewed for reasonableness. Regularly, a sample of security prices’ are referred back to the pricing service for more detailed explanation as to how the pricing service arrived at that particular price. The explanations are reviewed for reasonableness by the portfolio manager and investment officer. Additionally, the prices and assumptions are verified against an alternative pricing source for reasonableness and accuracy. Any discrepancies with the pricing are returned to the pricing service for further explanation and if necessary, adjustments are made. To date, the Company has not identified any significant discrepancies in the pricing provided by its third party pricing service. Investments valued using these inputs include U.S. treasury securities and obligations of U.S. government agencies, obligations of states and political subdivisions, corporate securities (except for one security discussed below), and U.S. government agencies residential mortgage-backed securities. All unadjusted estimates of fair value for fixed maturities priced by the pricing service are included in the amounts disclosed in Level 2 of the hierarchy. If market inputs are unavailable, then no fair value is provided by the pricing service. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote; or the Company internally determines the fair values by employing widely accepted pricing valuation models, and depending on the level of observable market inputs, renders the fair value estimate as Level 2 or Level 3. The Company holds two fixed maturity corporate securities included in Level 3. The Company estimates the fair value of one security using the present value of the future cash flows and the Company obtains a broker quote of the other security’s fair value. Due to the limited amount of observable market information for both of these securities, the Company includes the fair value estimates in Level 3.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $62.3 million and $59.0 million at March 31, 2013 and December 31, 2012, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at March 31, 2013 and December 31, 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2013:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$340.7	—	340.7	—
Obligations of states and political subdivisions	827.0	—	827.0	—
Corporate securities	345.2	—	336.6	8.6
U.S. government agencies residential mortgage-backed securities	382.1	—	382.1	—

Total fixed maturities	1,895.0	—	1,886.4	8.6
Equity securities:
Large-cap securities	190.3	190.3	—	—
Small-cap securities	58.5	58.5	—	—

Total equity securities	248.8	248.8	—	—
Other invested assets	68.0	5.7	62.3	—

Total available-for-sale investments	$2,211.8	254.5	1,948.7	8.6

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$366.5	—	366.5	—
Obligations of states and political subdivisions	800.3	—	800.3	—
Corporate securities	338.6	—	330.1	8.5
U.S. government agencies residential mortgage-backed securities	399.7	—	399.7	—

Total fixed maturities	1,905.1	—	1,896.6	8.5
Equity securities:
Large-cap securities	174.2	174.2	—	—
Small-cap securities	54.2	54.2	—	—

Total equity securities	228.4	228.4	—	—
Other invested assets	64.4	5.4	59.0	—

Total available-for-sale investments	$2,197.9	233.8	1,955.6	8.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three months ended March 31, 2013 and the year ended December 31, 2012, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2013	$8.6

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses) – included in earnings	(0.2)
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	5.8
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2012	$8.5

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

($ millions, except interest rates)	March 31, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$79.3	7.00%	$70.0	$78.3	7.00%

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

($ millions, except interest rates)	March 31, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.3	$100.6	6.25%	$100.4	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.49	15.5	15.5	4.51

Total notes payable	$115.8	$116.1		$115.9	$115.8

4. Reinsurance

The insurance subsidiaries of State Auto Financial, including State Auto Property & Casualty Insurance Company (“State Auto P&C”), Milbank Insurance Company and State Auto Insurance Company of Ohio (collectively referred to as the “STFC Pooled Companies”) participate in a quota share reinsurance pooling arrangement (“the Pooling Arrangement”) with State Automobile Mutual Insurance Company (“State Auto Mutual”) and its subsidiaries and affiliates, State Auto Insurance Company of Wisconsin, Meridian Citizens Mutual Insurance Company, Meridian Security Insurance Company, Patrons Mutual Insurance Company of Connecticut (which includes Litchfield Mutual Fire Insurance Company as it was merged with Patrons Mutual at the close of business March 31, 2013), Rockhill Insurance Company (“RIC”), Plaza Insurance Company (“Plaza”), American Compensation Insurance Company (“American Compensation”) and Bloomington Compensation Insurance Company (“Bloomington Compensation”), (collectively referred to as the “Mutual Pooled Companies”).

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three months ended March 31, 2013 and 2012:

($ millions)	Three months ended March 31
	2013	2012
Premiums earned:
Assumed from external insurers and reinsurers	$0.4	1.0
Assumed under Pooling Arrangement	261.3	254.9
Ceded to external insurers and reinsurers	(5.5)	(7.4)
Ceded under Pooling Arrangement	(210.7)	(196.9)

Net assumed premiums earned	$45.5	51.6

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$(0.2)	0.9
Assumed under Pooling Arrangement	173.7	191.5
Ceded to external insurers and reinsurers	(1.0)	(5.8)
Ceded under Pooling Arrangement	(131.8)	(156.1)

Net assumed losses and loss expenses incurred	$40.7	30.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Income Taxes

The following table sets forth the reconciliation between actual federal income tax benefit and the amount computed at the indicated statutory rate for the three months ended March 31, 2013 and 2012:

	Three months ended March 31
($ millions)	2013		2012
		%		%
Amount at statutory rate	$7.0	35	$(0.7)	35
Tax-exempt interest and dividends received deduction	(2.3)	(12)	(2.2)	115
Other, net	0.2	1	0.1	(5)
Valuation allowance	(4.6)	(23)	2.8	(145)

Federal income tax expense and effective rate	$0.3	1	$—	—

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2013 and December 31, 2012:

($ millions)	March 31, 2013	December 31, 2012
Deferred tax assets:
Unearned premiums not currently deductible	$33.5	33.4
Losses and loss expenses payable discounting	25.3	25.2
Postretirement and pension benefits	38.5	39.4
Realized loss on other-than-temporary impairment	7.0	7.5
Other liabilities	15.0	14.5
Net operating loss carryforward	63.6	66.5
Tax credit carryforward	1.2	0.9
Other	7.4	7.9

Total deferred tax assets	191.5	195.3
Deferred tax liabilities:
Deferral of policy acquisition costs	33.1	32.1
Net unrealized holding gains on investments	66.2	61.7

Total deferred tax liabilities	99.3	93.8

Total net deferred tax assets before valuation allowance	92.2	101.5

Less valuation allowance	90.8	100.5

Net deferred federal income taxes	$1.4	1.0

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), the Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At March 31, 2013 and December 31, 2012 the Company recorded a valuation allowance of $90.8 million and $100.5 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

($ millions)	2013	2012
Continuing operations	$(4.6)	2.8
Other comprehensive income	(5.1)	(5.6)

Change in valuation allowance	$(9.7)	(2.8)

In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence the Company will maintain a valuation allowance against its net deferred tax assets.

6. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three months ended March 31, 2013 and 2012:

	Pension		Postretirement
($ millions)	Three months ended March 31
	2013	2012	2013	2012
Service cost	$1.5	1.9	$—	—
Interest cost	2.4	2.5	0.2	0.2
Expected return on plan assets	(3.0)	(2.9)	—	(0.1)
Amortization of:
Prior service costs (benefits)	—	—	(1.4)	(1.3)
Transition assets	—	—	0.1	0.1
Net loss	2.0	1.7	0.2	0.2

Net periodic cost (benefit)	$2.9	3.2	$(0.9)	(0.9)

The Company contributed $3.3 million for the three months ended March 31, 2013 and expects to contribute an additional $9.8 million to the pension plan during 2013.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three months ended March 31, 2013 and 2012:

($ millions) The three months ended March 31, 2013:	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2013	$124.0	0.1	(39.9)	84.2
Other comprehensive income before reclassifications	19.7	—	—	19.7
Amounts reclassified from AOCI (a)	(6.7)	—	0.9	(5.8)

Net current period other comprehensive income	13.0	—	0.9	13.9

Ending balance at March 31, 2013	$137.0	0.1	(39.0)	98.1

(a)	See separate table below for details about these reclassifications

($ millions) The three months ended March 31, 2012:	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2012	$98.7	0.2	(35.1)	63.8
Other comprehensive income before reclassifications	22.1	—	—	22.1
Amounts reclassified from AOCI (a)	(7.1)	—	0.7	(6.4)

Net current period other comprehensive income	15.0	—	0.7	15.7

Ending balance at March 31, 2012	$113.7	0.2	(34.4)	79.5

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the three months ended March 31, 2013 and 2012:

($ millions)
Details about Accumulated Other Comprehensive Income Components	Three months ended March 31		Affected line item in the Condensed Consolidated Statements of Income
	2013	2012
Unrealized gains and losses on available for sale securities	$6.7	7.1	Realized gain/(loss) on sale of securities

	6.7	7.1	Total before tax
	—	—	Tax (expense) benefit

	6.7	7.1	Net of tax

Amortization of benefit plan items
Transition asset	(0.1)	(0.1)	(a)
Negative prior-service costs	1.4	1.3	(a)
Net actuarial loss	(2.2)	(1.9)	(a)

	(0.9)	(0.7)	Total before tax
	—	—	Tax (expense) benefit

	(0.9)	(0.7)	Net of tax

Total reclassifications for the period	$5.8	6.4

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details)

8. Earnings (Loss) per Common Share

The following table sets forth the compilation of basic and diluted net earnings (loss) per common share for the three months ended March 31, 2013 and 2012:

($ millions, except per share amounts)	Three months ended March 31
	2013	2012
Numerator:
Net income for basic earnings (loss) per common share	$19.7	(2.0)

Denominator:
Weighted average shares for basic net earnings (loss) per common share	40.5	40.3
Effect of dilutive share-based awards	0.2	—

Adjusted weighted average shares for diluted net earnings (loss) per common share	40.7	40.3

Basic net earnings (loss) per common share	$0.49	(0.05)
Diluted net earnings (loss) per common share	$0.49	(0.05)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three months ended March 31, 2013 and 2012:

(number of options in millions)	Three months ended March 31
	2013	2012
Number of options	3.2	3.7

9. Segment Information

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

As of January 1, 2013 our units within the specialty insurance segment changed from RED, Rockhill and Workers’ Compensation to Excess & Surplus Property, Excess & Surplus Casualty, Programs and Workers’ Compensation. This change did not have any impact on segment reporting.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three months ended March 31, 2013 and 2012:

($ millions)	Three months ended March 31
	2013	2012

Revenues from external sources:
Insurance segments
Personal insurance	$114.7	117.5
Business insurance	88.5	77.3
Specialty insurance	58.1	60.1

Total insurance segments	261.3	254.9
Investment operations segment
Net investment income	16.9	17.5
Net realized capital gains	6.7	7.1

Total investment operations segment	23.6	24.6
All other	0.4	0.8

Total revenues from external sources	285.3	280.3
Intersegment revenues	(1.3)	(2.5)

Total revenues	284.0	277.8
Reconciling items:
Eliminate intersegment revenues	1.3	2.5

Total consolidated revenues	$285.3	280.3

Segment income (loss) before federal income tax:
Insurance segments
Personal insurance SAP underwriting gain (loss)	$1.3	(0.9)
Business insurance SAP underwriting loss	(5.3)	(16.7)
Specialty insurance SAP underwriting loss	(1.7)	(12.2)

Total insurance segments	(5.7)	(29.8)
Investment operations segment
Net investment income	16.9	17.5
Net realized capital gains	6.7	7.1

Total investment operations segment	23.6	24.6
All other	0.4	0.4

Total segment income (loss) before tax expense	18.3	(4.8)
Reconciling items:
GAAP expense adjustments	4.5	5.3
Interest expense on corporate debt	(1.7)	(1.8)
Corporate expenses	(1.1)	(0.7)

Total reconciling items	1.7	2.8

Total consolidated income (loss) before federal income tax expense	$20.0	(2.0)

Investable assets attributable to the Company’s investment operations segment totaled $2,346.6 million and $2,327.4 million at March 31, 2013 and December 31, 2012, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Contingencies and Litigation

In accordance with the Contingencies Topic of the FASB ASC, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of State Auto Financial Corporation.

The following describes a pending legal proceeding, other than routine litigation incidental to our business, to which State Auto Financial or any of its subsidiaries is a party or to which any of its or their property is subject:

In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C in Federal District Court in Ohio. Plaintiffs’ claims relate to State Auto’s homeowners insurance to value (“ITV”) program and allege that their homeowners policy limits and premiums were improperly increased, causing them to purchase coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims include breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court. The Company intends to deny any and all liability to plaintiffs or the alleged class and to vigorously defend this lawsuit.

The Company is involved in other lawsuits arising in the ordinary course of our business operations arising out of or otherwise related to our insurance policies. Additionally, from time to time the Company may be involved in lawsuits arising in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. The Company generally will contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to its results of operations or have a material adverse effect on its consolidated financial or cash flow positions.

Additionally, the Company may be impacted by adverse regulatory actions and adverse court decisions where insurance coverages are expanded beyond the scope originally contemplated in its insurance policies. The Company believes that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on its financial or cash flow position.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of March 31, 2013 and December 31, 2012, and for the consolidated statements of income for the three-month periods ended March 31, 2013 and 2012. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2012 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

The discussion and analysis presented below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2012 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. Effective January 1, 2013, the units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ Compensation to the four units of Excess & surplus property, Excess & surplus casualty, Programs and Workers’ compensation. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2012 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2013 is set forth in Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

The following table sets forth the participants and their participation percentages in the Pooling Arrangement since January 1, 2012:

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	0.0

Total STFC Pooled Companies	65.0

State Auto Mutual Pooled Companies:
State Auto Mutual	34.0
SA Wisconsin	0.0
Meridian Security	0.0
Meridian Citizens Mutual	0.5
Patrons Mutual(1)	0.5
RIC	0.0
Plaza	0.0
American Compensation	0.0
Bloomington Compensation	0.0

Total State Auto Mutual Pooled Companies	35.0

(1)

Includes the pooling participation percentage of Litchfield which was merged into Patrons Mutual as of the close of business on March 31, 2013. Litchfield’s pooling participation percentage was 0.1% from January 1, 2012 to March 31, 2013.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

Our net income was $19.7 million for the first quarter of 2013 compared to a net loss of $2.0 million for the first quarter of 2012. Our pretax income was $20.0 million for the first quarter of 2013 compared to pretax loss of $2.0 million for the first quarter of 2012. The improvement in our 2013 results, when compared to our 2012 results, was primarily due to a decrease in the level of catastrophe losses during the first quarter of 2013. Results have been and will continue to be impacted by the termination of business previously written through our former RED unit in our specialty insurance segment, as well as the quota share reinsurance arrangement covering our homeowners book of business, discussed below.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators we use to monitor our operations for the three months ended March 31, 2013 and 2012:

($ millions, except per share amounts)	Three months ended March 31
GAAP Basis:	2013	2012
Total revenues	$285.3	280.3
Net income (loss)	$19.7	(2.0)
Basic earnings (loss) per share	$0.49	(0.05)
Diluted earnings (loss) per share	$0.49	(0.05)
Stockholders’ equity	$767.5	732.3
Return on average equity	4.3%	(22.3)
Book value per share	$18.96	18.16
Debt to capital ratio	13.1	13.7
Cat loss and ALAE ratio	1.7%	7.8
Non-cat loss and LAE ratio	64.5%	67.2
Loss and LAE ratio	66.2%	75.0
Expense ratio	34.0%	34.4
Combined ratio	100.2%	109.4
Premium written growth	0.2%	(30.2)
Investment yield	3.1%	3.1

	Three months ended March 31
SAP Basis:	2013	2012
Cat loss and ALAE ratio	1.7%	7.8
Non-cat loss and ALAE ratio	58.6%	60.0
ULAE ratio	6.2%	7.4
Loss and LAE ratio	66.5%	75.2
Expense ratio	35.3%	35.3
Combined ratio	101.8%	110.5

	Twelve months ended March 31
	2013	2012
Net premiums written to surplus	1.6	2.1

Homeowners Quota Share Arrangement

To reduce risk and volatility in our homeowners book of business, while at the same time providing us with additional catastrophe reinsurance protection, the State Auto Group entered into a quota share reinsurance agreement on December 31, 2011 with a syndicate of unaffiliated reinsurers covering its homeowners book of business (the “HO QS Arrangement”). Under the HO QS Arrangement, the State Auto Group ceded to the reinsurers 75% of its homeowners business under policies in force at December 31, 2011 and new and renewal policies thereafter issued during the term of the agreement. The HO QS Arrangement is in effect until December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2012 Form 10-K for a discussion of the HO QS Arrangement.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three months ended March 31, 2013, the HO QS Arrangement increased our GAAP net underwriting loss by $12.9 million and increased our GAAP combined ratio by 4.2 points. For the three months ended March 31, 2012, the HO QS Arrangement decreased our GAAP net underwriting loss by $7.1 million and improved our GAAP combined ratio by 1.1 points. The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2013 and 2012.

Reconciliation Table 1

        Three months ended March 31, 2013

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$261.3	$45.3	$306.6
Losses and LAE incurred:
Cat loss and ALAE	4.6	2.0	6.6
Non-cat loss and LAE	168.4	17.3	185.7

Total Loss and LAE incurred	173.0	19.3	192.3
Acquisition and operating expenses	88.8	13.1	101.9

Net underwriting (loss) gain	$(0.5)	$12.9	$12.4

Cat loss and ALAE ratio	1.7%	4.4%	2.2%
Non-cat loss and LAE ratio	64.5%	38.2%	60.6%

Total Loss and LAE ratio	66.2%	42.6%	62.8%
Expense ratio	34.0%	29.0%	33.2%

Combined ratio	100.2%	71.6%	96.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 2

        Three months ended March 31, 2012

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Earned premiums	$254.9	$41.7	$296.6
Losses and LAE incurred:
Cat loss and ALAE	20.0	17.4	37.4
Non-cat loss and LAE	171.3	19.3	190.6

Total Loss and LAE incurred	191.3	36.7	228.0
Acquisition and operating expenses	87.6	12.1	99.7

Net underwriting loss	$(24.0)	$(7.1)	$(31.1)

Cat loss and ALAE ratio	7.8%	41.7%	12.6%
Non-cat loss and LAE ratio	67.2%	46.3%	64.3%

Total Loss and LAE ratio	75.0%	88.0%	76.9%
Expense ratio	34.4%	29.0%	33.6%

Combined ratio	109.4%	117.0%	110.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three months ended March 31, 2013, the HO QS Arrangement increased our SAP net underwriting loss by $15.0 million and increased our SAP combined ratio by 4.3 points. For the three months ended March 31, 2012, the HO QS Arrangement reduced our SAP net underwriting loss by $5.5 million and improved our SAP combined ratio by 1.0 point. The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2013 and 2012.

Reconciliation Table 3

        Three months ended March 31, 2013

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$263.7	$37.9	$301.6
Earned premiums	261.3	45.3	306.6
Losses and LAE incurred:
Cat loss and ALAE	4.6	2.0	6.6
Non-cat loss and ALAE	153.0	17.3	170.3

Total Loss and ALAE	157.6	19.3	176.9
ULAE	16.2	—	16.2

Total Loss and ALAE incurred	173.8	19.3	193.1
Underwriting expenses	93.2	11.0	104.2

Net underwriting (loss) gain	$(5.7)	$15.0	$9.3

Cat loss and ALAE ratio	1.7%	4.4%	2.2%
Non-cat loss and ALAE ratio	58.6%	38.2%	55.5%

Total loss and ALAE ratio	60.3%	42.6%	57.7%
ULAE ratio	6.2%	—	5.3%

Total loss and LAE ratio	66.5%	42.6%	63.0%
Expense ratio	35.3%	29.0%	34.5%

Combined ratio	101.8%	71.6%	97.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 4

        Three months ended March 31, 2012

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

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results and our homeowners’ line of business at Reconciliation Tables 5 – 8.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Use of Non-GAAP Financial Measures

In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the three months ended March 31, 2013 and (ii) exclude the impact of program business written through our former RED unit. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three months ended March 31, 2013, and (b) perform a meaningful comparison of our results of operations for the three months ended March 31, 2013 and 2012. We have also included Reconciliation Tables 1 – 12 and Tables 1 – 6 for readers to better understand the use and calculation of these non-GAAP financial measures.

Insurance Segments

The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners coverage’s to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. Effective January 1, 2013, the units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ Compensation to the four units of Excess & surplus property, Excess & surplus casualty, Programs and Workers’ compensation. The specialty insurance segment provides commercial coverage’s requiring specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

Insurance industry regulators require our insurance subsidiaries to report their financial condition and results of operations using SAP. We use SAP financial results, along with industry standard financial measures determined on a SAP basis and certain measures determined on a GAAP basis, to internally monitor the performance of our insurance segments and reward our employees.

One of the more significant differences between GAAP and SAP is that SAP requires all underwriting expenses to be expensed immediately and not deferred over the same period that the premium is earned. In converting SAP underwriting results to GAAP underwriting results, acquisition costs are deferred and amortized over the periods the related written premiums are earned. For a discussion of deferred acquisition costs, see “Critical Accounting Policies – Deferred Acquisition Costs” section included in Item 7 of our 2012 Form 10-K.

The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. At January 1, 2013, we adopted new SAP pension guidance, which required the recognition of service costs for non-vested participants. In accordance with GAAP, service costs related to non-vested participants was recognized over the vesting period.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth our insurance segments’ SAP underwriting gain (loss) and SAP combined ratio for the three months ended March 31, 2013 and 2012:

($ millions)	Three months ended March 31, 2013
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Net written premiums	$114.5		91.9		57.3		263.7

Earned premiums	114.7		88.5		58.1		261.3
Cat loss and ALAE	0.6	0.5	4.2	4.8	(0.2)	(0.4)	4.6	1.7
Non-cat loss and ALAE	68.7	59.9	46.2	52.1	38.1	65.7	153.0	58.6
ULAE	10.2	8.9	5.2	5.9	0.8	1.3	16.2	6.2
Underwriting expenses	33.9	29.6	38.2	41.6	21.1	36.8	93.2	35.3

SAP underwriting gain (loss) and SAP combined ratio	$1.3	98.9	(5.3)	104.4	(1.7)	103.4	(5.7)	101.8

($ millions)	Three months ended March 31, 2012
	Personal(1)	% Ratio	Business	% Ratio	Specialty	% Ratio	Total(2)	% Ratio
Net written premiums	$113.0		80.0		70.3		263.3

Earned premiums	117.5		77.3		60.1		254.9
Cat loss and ALAE	5.8	4.9	14.2	18.3	—	—	20.0	7.8
Non-cat loss and ALAE	69.4	59.1	37.9	49.1	45.5	75.6	152.8	60.0
ULAE	11.3	9.6	5.8	7.4	1.8	3.1	18.9	7.4
Underwriting expenses	31.9	28.2	36.1	45.2	25.0	35.5	93.0	35.3

SAP underwriting gain (loss) and SAP combined ratio	$(0.9)	101.8	(16.7)	120.0	(12.2)	114.2	(29.8)	110.5

(1)	See Reconciliation Tables 5 and 6 below for the impact of the HO QS Arrangement cession on the SAP personal insurance segment’s SAP underwriting results.
(2)	See Reconciliation Tables 3 and 4 above for the impact of the HO QS Arrangement cession on our SAP underwriting results.

________

Revenue

We measure top-line growth for our insurance segments based on net written premiums, which represent the premiums on the policies we have issued for a period, net of reinsurance. Net written premiums provide us with an indication of how well we are doing in terms of revenue growth before it is actually earned. Our policies provide a fixed amount of coverage for a stated period of time, often referred to as “the policy term.” As such, our net written premiums are recognized as earned ratably over the policy term. The unearned portion of net written premiums, called unearned premiums, is reflected on our balance sheet as a liability and represents our obligation to provide coverage for the unexpired term of the policies.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment

The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three months ended March 31, 2013 and 2012.

Table 1

($ millions)	Net written premiums
	2013	2012	% Change
Personal insurance segment:
Personal auto	$93.9	94.0	(0.1)
Homeowners	13.0	11.8	10.2
Other personal	7.6	7.2	5.6

Total personal	$114.5	113.0	1.3

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2013 and 2012:

Table 2

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2013
Personal insurance segment:
Personal auto	$94.9	0.4	61.1	61.5	0.4	64.4	64.8
Homeowners	12.5	0.5	5.8	6.3	3.7	46.9	50.6
Other personal	7.3	(0.3)	1.8	1.5	(3.6)	24.0	20.4
Total personal	114.7	0.6	68.7	69.3	0.5	59.9	60.4
ULAE	—	—	—	10.2	—	—	8.9
Total Loss and LAE	$114.7	0.6	68.7	79.5	0.5	59.9	69.3

2012
Personal insurance segment:
Personal auto	$96.0	2.8	59.5	62.3	3.0	61.9	64.9
Homeowners	14.6	0.1	7.7	7.8	0.5	52.6	53.1
Other personal	6.9	2.9	2.2	5.1	41.9	31.6	73.5
Total personal	117.5	5.8	69.4	75.2	4.9	59.1	64.0
ULAE	—	—	—	11.3	—	—	9.6
Total Loss and LAE	$117.5	5.8	69.4	86.5	4.9	59.1	73.6

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

For the three months ended March 31, 2013, the HO QS Arrangement reduced our SAP net underwriting gain in our personal insurance segment by $15.0 million and increased our SAP combined ratio in our personal insurance segment by 7.6 points (Reconciliation Table 5). For the three months ended March 31, 2012, the HO QS Arrangement reduced our SAP net underwriting loss in our personal insurance segment by $5.5 million and improved our SAP combined ratio in our personal insurance segment by 4.0 points (Reconciliation Table 6). The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for our personal insurance segment before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2013 and 2012.

Reconciliation Table 5

        Three months ended March 31, 2013

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$114.5	$37.9	$152.4
Earned premiums	114.7	45.3	160.0
Losses and LAE Incurred:
Cat loss and ALAE	0.6	2.0	2.6
Non-cat loss and ALAE	68.7	17.3	86.0

Total Loss and ALAE	69.3	19.3	88.6
ULAE	10.2	—	10.2

Total Loss and LAE incurred	79.5	19.3	98.8
Underwriting expenses	33.9	11.0	44.9

Net underwriting gain	$1.3	$15.0	$16.3

Cat loss and ALAE ratio	0.5%	4.4%	1.6%
Non-cat loss and ALAE ratio	59.9%	38.2%	53.8%

Total Loss and ALAE ratio	60.4%	42.6%	55.4%
ULAE ratio	8.9%	—	6.4%

Total Loss and LAE ratio	69.3%	42.6%	61.8%
Expense ratio	29.6%	29.0%	29.5%

Combined ratio	98.9%	71.6%	91.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 6

        Three months ended March 31, 2012

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$113.0	$36.2	$149.2
Earned premiums	117.5	41.7	159.2
Losses and LAE Incurred:
Cat loss and ALAE	5.8	17.4	23.2
Non-cat loss and ALAE	69.4	19.3	88.7

Total Loss and ALAE	75.2	36.7	111.9
ULAE	11.3	—	11.3

Total Loss and LAE incurred	86.5	36.7	123.2
Underwriting expenses	31.9	10.5	42.4

Net underwriting loss	$(0.9)	$(5.5)	$(6.4)

Cat loss and ALAE ratio	4.9%	41.7%	14.6%
Non-cat loss and ALAE ratio	59.1%	46.3%	55.7%

Total Loss and ALAE ratio	64.0%	88.0%	70.3%
ULAE ratio	9.6%	—	7.1%

Total Loss and LAE ratio	73.6%	88.0%	77.4%
Expense ratio	28.2%	29.0%	28.4%

Combined ratio	101.8%	117.0%	105.8%

Catastrophe losses on our personal insurance segment were $0.6 million, or 0.5 catastrophe loss ratio points, for the three months ended March 31, 2013, which included $1.2 million or 1.0 points of prior period favorable development (Table 2). For the three months ended March 31, 2013, cessions under the HO QS Arrangement reduced our personal insurance segment catastrophe losses by $2.0 million or 1.1 catastrophe loss ratio points (Reconciliation Table 5). Catastrophe losses on our personal insurance segment were $5.8 million, or 4.9 loss ratio points, for the three months ended March 31, 2012, which included $3.9 million or 3.3 catastrophe loss ratio points of prior period favorable development (Table 2).

Personal auto net written premiums for the three months ended March 31, 2013 decreased 0.1% compared to the same 2012 period (Table 1). This decrease in premiums was primarily due to (i) reshaping our geographic footprint and (ii) actions taken in our homeowners book of business (discussed below) which have impacted our companion home/auto policies, offset by new business growth in states less prone to wind damage.

The personal auto SAP non-catastrophe loss ratio for the three months ended March 31, 2013 increased 2.5 points compared to the same 2012 period primarily due to an increase in personal injury protection loss costs (Table 2). We continue to aggressively address our rate needs in the personal auto line of business and have filed rate increases in the mid-single digit range to offset loss cost trends, primarily relating to bodily injury claims.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Homeowners net written premiums for the three months ended March 31, 2013 increased 10.2% compared to the same 2012 period primarily due to rate increases (Table 1). As we continue to aggressively address our rate needs in the homeowners’ book of business, rates increased 14% for the first quarter of 2013 and we expect a comparable rate increase for the remainder of 2013. In addition to rate increases, we continue to utilize the following additional strategies to improve our homeowners results.

•

CustomFitSM homeowners: During 2012, we developed a second generation CustomFit homeowners product, which enhances our ability to model non-weather related losses. This second generation of CustomFit homeowners was deployed in 2 active states in late 2012, with plans for 2 additional states in 2013.

•

Evaluating, monitoring and terminating unprofitable agencies: We are aggressively evaluating and monitoring unprofitable agencies, which includes reviewing existing policies, implementing tighter new business and renewal guidelines, and applying other loss mitigation tools. In 2012, we terminated the personal lines relationship with a significant number of agencies in our most unprofitable homeowners states and will see the run off of these agencies’ business throughout the majority of 2013.

•

Insurance to value: We continue to focus on insurance to value so that our insured’s maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss. Proper insurance to value ensures that our premiums are commensurate with our loss exposure.

•

Wind and hail deductibles: We have implemented mandatory wind and hail deductibles in all targeted catastrophe prone states. We continue to evaluate the implementation of this loss mitigation tool in other states based upon annual rate reviews.

The as reported homeowners SAP non-catastrophe loss ratio for the three months ended March 31, 2013 improved 5.7 points when compared to the same 2012 period (Table 2). The pro forma homeowners SAP non-catastrophe loss ratio for the three months ended March 31, 2013 improved 8.6 points when compared to the same 2012 period (Reconciliation Tables 7 and 8). Our non-catastrophe loss ratio improved as a result of prior year rate actions emerging in earned premiums.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three months ended March 31, 2013 and 2012.

Reconciliation Table 7

        Three months ended March 31, 2013

($ millions)	SAP HO QS Arrangement Cession - Homeowners
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$13.0	$37.9	$50.9
Earned premiums	12.5	45.3	57.8
Losses and LAE incurred:
Cat loss and ALAE	0.5	2.0	2.5
Non-cat loss and ALAE	5.8	17.3	23.1

Total Loss and ALAE incurred	$6.3	$19.3	$25.6

Cat loss and ALAE ratio	3.7%	4.4%	4.3%
Non-cat loss and ALAE ratio	46.9%	38.2%	40.0%

Total Loss and ALAE ratio	50.6%	42.6%	44.3%

Reconciliation Table 8

        Three months ended March 31, 2012

($ millions)	SAP HO QS Arrangement Cession - Homeowners
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$11.8	$35.6	$47.4
Earned premiums	14.6	41.0	55.6
Losses and LAE incurred:
Cat loss and ALAE	0.1	17.4	17.5
Non-cat loss and ALAE	7.7	19.3	27.0

Total Loss and ALAE incurred	$7.8	$36.7	$44.5

Cat loss and ALAE ratio	0.5%	42.4%	31.4%
Non-cat loss and ALAE ratio	52.6%	47.2%	48.6%

Total Loss and ALAE ratio	53.1%	89.6%	80.0%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Business Insurance Segment

The following table sets forth the net written premiums by major product line of business for our business insurance segment for the three months ended March 31, 2013 and 2012.

Table 3

($ millions)	Net written premiums
	2013	2012	% Change
Business insurance segment:
Commercial auto	$23.4	21.0	11.4
Commercial multi-peril	27.9	23.7	17.7
Fire & allied lines	18.5	17.9	3.4
Other & product liability	17.6	13.4	31.3
Other commercial	4.5	4.0	12.5

Total business	$91.9	80.0	14.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2013 and 2012:

Table 4

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat Ratio	Non-Cat Ratio	Total Loss and LAE Ratio
2013
Business insurance segment:
Commercial auto	$22.4	0.2	13.3	13.5	0.9	59.1	60.0
Commercial multi-peril	25.9	2.4	14.7	17.1	9.5	56.4	65.9
Fire & allied lines	19.1	1.6	5.7	7.3	8.3	30.0	38.3
Other & product liability	16.5	—	9.8	9.8	—	59.2	59.2
Other commercial	4.6	—	2.7	2.7	(0.2)	60.3	60.1
Total business	88.5	4.2	46.2	50.4	4.8	52.1	56.9
ULAE	—	—	—	5.2	—	—	5.9
Total Loss and LAE	$88.5	4.2	46.2	55.6	4.8	52.1	62.8

2012
Business insurance segment:
Commercial auto	$19.1	0.2	11.7	11.9	1.0	61.1	62.1
Commercial multi-peril	22.2	4.5	10.2	14.7	20.4	45.9	66.3
Fire & allied lines	18.6	9.5	6.3	15.8	50.7	34.0	84.7
Other & product liability	13.1	—	8.5	8.5	—	64.8	64.8
Other commercial	4.3	—	1.2	1.2	0.2	29.2	29.4
Total business	77.3	14.2	37.9	52.1	18.3	49.1	67.4
ULAE	—	—	—	5.8	—	—	7.4
Total Loss and LAE	$77.3	14.2	37.9	57.9	18.3	49.1	74.8

Net written premiums for the business insurance segment for the three months ended March 31, 2013 increased 14.9% compared to the same 2012 period (Table 3). This increase in premiums was primarily due to (i) writing larger average premium new business accounts, (ii) receiving modest pricing increases on renewal business, and (iii) experiencing more growth on existing polices due to improved economic conditions. Also contributing to this growth was the umbrella quota share reinsurance arrangement, which was terminated effective July 1, 2012. For the three months ended March 31, 2012, $3.6 million of written premiums were ceded under the umbrella treaty. For the three months ended March 31, 2013, the termination of this umbrella treaty accounted for 5.0 points of the 14.9% net written premiums growth discussed above.

The business insurance segment’s SAP non catastrophe loss and ALAE ratio for the three months ended March 31, 2013 was 52.1 loss ratio points compared to 49.1 loss ratio points for the same 2012 period (Table 4). The increase was primarily due to increased claim severity in our commercial multi-peril line.

The business insurance segment’s catastrophe loss and ALAE ratio for the three months ended March 31, 2013 was 4.8 loss ratio points compared to 18.3 loss ratio points for the same 2012 period (Table 4). We experienced an improved level of catastrophe losses in our fire and allied lines in the first quarter of 2013 as compared to the first quarter of 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Our small accounts are a foundational element of our premium writings and will continue as an important part of our future business plans. Improved efficiency and reduced processing expense will be critical to our success managing these accounts. Business Insurance Evolution (BIE) is an important tool providing automated predictive price models and rules engines as part of our new business and policy renewal process on our smaller accounts. BIE will allow this process to move from being high touch processing (i.e. very manual), to low or in many instances no touch processing. We intend to continue the rollout of BIE for renewal business into our remaining states in 2013. We believe that over time the ability to price policies based on predictive criteria and issue them more efficiently will produce an improvement in our loss ratio and expense ratio results, while increasing agent satisfaction.

Our current book of business is mainly comprised of smaller commercial accounts that are less than $5,000 in premium. Our goal in 2013 is to write larger accounts in the premium range of $25,000-$50,000. As these accounts are written frequently by independent agents, we have developed strategies which we believe will enable us to write a larger percentage of these accounts. We believe writing a greater mix of larger accounts will improve our expense ratio and provide value to our independent agencies.

Additionally, we are concentrating on accounts which produce $100,000 or more in premium. These large accounts will typically have over $3.0 million of payroll and more than $25.0 million in sales. We believe our risk consulting and claims management will provide value to our independent agents in writing these larger accounts.

Specialty Insurance Segment

Effective January 1, 2013 our units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ compensation to the four units of Excess & surplus property, Excess & surplus casualty, Programs (which includes the former RED unit) and Workers’ compensation. Previously reported financial information has been revised to reflect the effect of the change in units. The following table sets forth the net written premiums by unit for our specialty insurance segment for the three months ended March 31, 2013 and 2012.

Table 5

($ millions)	Net written premiums
	2013	2012	% Change
Specialty insurance segment:
Excess & surplus property	$9.4	5.8	62.1
Excess & surplus casualty	10.0	9.0	11.1
Programs	19.0	37.2	(48.9)
Workers’ compensation	18.9	18.3	3.3

Total specialty	$57.3	70.3	(18.5)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three months ended March 31, 2013 and 2012:

Table 6

	($ millions)%
Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat loss Ratio	Total Loss and LAE Ratio
2013
Specialty insurance segment:
Excess & surplus property	$7.8	—	1.4	1.4	—	17.5	17.5
Excess & surplus casualty	9.2	—	5.0	5.0	—	54.2	54.2
Programs	23.9	(0.2)	21.1	20.9	(0.9)	88.8	87.9
Workers’ compensation	17.2	—	10.6	10.6	—	61.6	61.6
Total specialty	58.1	(0.2)	38.1	37.9	(0.4)	65.7	65.3
ULAE	—	—	—	0.8	—	—	1.3
Total Loss and LAE	$58.1	(0.2)	38.1	38.7	(0.4)	65.7	66.6

2012
Specialty insurance segment:
Excess & surplus property	$4.7	—	0.6	0.6	—	12.1	12.1
Excess & surplus casualty	7.7	—	4.2	4.2	—	54.8	54.8
Programs	32.6	—	28.2	28.2	—	86.2	86.2
Workers’ compensation	15.1	—	12.5	12.5	—	83.0	83.0
Total specialty	60.1	—	45.5	45.5	—	75.6	75.6
ULAE	—	—	—	1.8	—	—	3.1
Total Loss and LAE	$60.1	—	45.5	47.3	—	75.6	78.7

For the three months ended March 31, 2013, the business written by our former RED unit, which is in run-off, increased our net SAP specialty insurance segment underwriting loss by $2.7 million or 13.0 combined ratio points (Reconciliation Table 9). For the three months ended March 31, 2012, the business written by our former RED unit increased our net SAP specialty insurance segment underwriting loss by $10.0 million or 14.8 combined ratio points (Reconciliation Table 10).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators of our specialty insurance segment before and after the impact of our former RED unit’s underwriting results, which is in run-off, for the three months ended March 31, 2013 and 2012.

Reconciliation Table 9

        Three months ended March 31, 2013

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$57.3	$0.4	$56.9
Earned premiums	58.1	11.0	47.1
Losses and LAE incurred:
Cat loss and ALAE	(0.2)	(0.2)	—
Non-cat loss and ALAE	38.1	12.6	25.5

Total Loss and ALAE	37.9	12.4	25.5
ULAE	0.8	0.6	0.2

Total Loss and LAE incurred	38.7	13.0	25.7

Underwriting expenses	21.1	0.7	20.4

Net underwriting (loss) gain	$(1.7)	$(2.7)	$1.0

Cat loss and ALAE ratio	(0.4)%	(1.9)%	—
Non-cat loss and ALAE ratio	65.7%	114.6%	54.1%

Total Loss and ALAE ratio	65.3%	112.7%	54.1%
ULAE ratio	1.3%	5.5%	0.4%

Total Loss and LAE ratio	66.6%	118.2%	54.5%

Expense ratio	36.8%	175.0%	35.9%

Combined ratio	103.4%	293.2%	90.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 10

        Three months ended March 31, 2012

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$70.3	$31.5	$38.8
Earned premiums	60.1	28.6	31.5
Losses and LAE incurred:
Cat loss and ALAE	—	—	—
Non-cat loss and ALAE	45.5	25.1	20.4

Total Loss and ALAE	45.5	25.1	20.4
ULAE	1.8	1.2	0.6

Total Loss and LAE incurred	47.3	26.3	21.0

Underwriting expenses	25.0	12.3	12.7

Net underwriting loss	$(12.2)	$(10.0)	$(2.2)

Cat loss and ALAE ratio	—	—	—
Non-cat loss and ALAE ratio	75.6%	87.8%	64.8%

Total Loss and ALAE ratio	75.6%	87.8%	64.8%
ULAE ratio	3.1%	4.2%	1.9%

Total Loss and LAE ratio	78.7%	92.0%	66.7%

Expense ratio	35.5%	39.0%	32.7%

Combined ratio	114.2%	131.0%	99.4%

Net written premiums for the specialty insurance segment for the three months ended March 31, 2013 decreased 18.5% compared to the same 2012 period (Table 5). Excluding the impact of the net written premiums of our former RED unit, the specialty insurance segment net written premiums for the three months ended March 31, 2013 increased 46.6% compared to the same 2012 period (Reconciliation Tables 9 and 10). The SAP non-catastrophe loss ratio for the specialty insurance segment for the three months ended March 31, 2013 improved 9.9 points compared to the same 2012 period primarily due to our Workers’ compensation unit (Table 6).

Net written premiums for the Excess & surplus property unit for the three months ended March 31, 2013 increased 62.1% compared to the same 2012 period (Table 5). The growth in this unit was primarily due to new business, as well as, rate increases of approximately 13.5% and a favorable property catastrophe reinsurance premium adjustment during the first quarter of 2013. The SAP non-catastrophe loss ratio for the Excess & surplus property unit for the three months ended March 31, 2013 increased 5.4 points when compared to the same 2012 period (Table 6). The increase was driven primarily by prior year favorable development from the first quarter of 2012.

Net written premiums for the Excess & surplus casualty unit for the three months ended March 31, 2013 increased 11.1% compared to the same 2012 period (Table 5). The growth in this unit is primarily due to new business during the first quarter of 2013. The SAP non-catastrophe loss ratio for the Excess & surplus casualty unit was relatively flat for the first quarter compared to the same 2012 period (Table 6).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for our Programs unit for the three months ended March 31, 2013 decreased 48.9% compared to the same 2012 period (Table 5). Excluding the impact of the net written premiums of our former RED unit, the Programs unit net written premiums increased $12.9 million (Reconciliation tables 11 and 12). We believe that we will grow our Programs unit by targeting small to medium sized programs using managing general underwriters who have proven track records in terms of profitability and distribution. The SAP non-catastrophe loss ratio for the Programs unit, excluding the RED unit, for the three months ended March 31, 2013 decreased 11.6 points compared to the same 2012 period (Reconciliation Tables 11 and 12). The decrease was driven primarily by underwriting and rate actions initiated in 2012 for the largest program. The rate increase on this program was 8.6%.

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the Programs unit before and after the impact of our former RED unit’s underwriting results, which is in run-off, for the three months ended March 31, 2013 and 2012.

Reconciliation Table 11

        Three months ended March 31, 2013

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
	As Reported	RED	Pro-Forma without RED
Net written premiums	$19.0	$0.4	$18.6
Earned premiums	23.9	11.0	12.9
Losses and LAE incurred:
Cat loss and ALAE	(0.2)	(0.2)	—
Non-cat loss and ALAE	21.1	12.6	8.5

Total Loss and ALAE incurred	$20.9	$12.4	$8.5

Cat loss and ALAE ratio	(0.9)%	(1.9)%	—
Non-cat loss and ALAE ratio	88.8%	114.6%	65.9%

Total Loss and ALAE ratio	87.9%	112.7%	65.9%

Reconciliation Table 12

        Three months ended March 31, 2012

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
	As Reported	RED	Pro-Forma without RED
Net written premiums	$37.2	$31.5	$5.7
Earned premiums	32.6	28.6	4.0
Losses and LAE incurred:
Cat loss and ALAE	—	—	—
Non-cat loss and ALAE	28.2	25.1	3.1

Total Loss and ALAE incurred	$28.2	$25.1	$3.1

Cat loss and ALAE ratio	—	—	—
Non-cat loss and ALAE ratio	86.2%	87.8%	77.5%

Total Loss and ALAE ratio	86.2%	87.8%	77.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for our Workers’ compensation unit for the three months ended March 31, 2013, increased 3.3% compared to the same 2012 period (Table 5). The premium growth in our Workers’ compensation unit was driven by rate increases. During the first quarter of 2013, rate increases of 9.2% were taken on our entire workers’ compensation book of business. The Workers’ compensation unit’s SAP non-catastrophe loss ratio for the three months ended March 31, 2013, was 61.6%, an improvement of 21.4 points compared to the same 2012 period (Table 6). This improvement was attributable to more favorable development on prior accident years in the first quarter of 2013 as compared to the first quarter of 2012. We anticipate solid underwriting results from our targeted workers’ compensation strategy which focuses on accounts under $10,000 and our traditionally profitable debit mod business, which we define as business with limited driving and off-premises but higher than average soft-tissue injuries.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable

The following table sets forth losses and loss expenses payable by major line of business at March 31, 2013 and December 31, 2012:

($ millions)	March 31, 2013	December 31, 2012	$ Change
Personal insurance segment:
Personal auto	$185.4	$186.1	(0.7)
Homeowners	31.5	34.6	(3.1)
Other personal	9.3	10.3	(1.0)

Total personal	226.2	231.0	(4.8)

Business insurance segment:
Commercial auto	78.4	77.4	1.0
Commercial multi-peril	85.4	80.4	5.0
Fire & allied lines	20.2	21.5	(1.3)
Other & product liability	160.2	159.6	0.6
Other business	2.2	2.9	(0.7)

Total business	346.4	341.8	4.6

Specialty insurance segment:
Excess & surplus property	6.3	5.1	1.2
Excess & surplus casualty	52.6	49.0	3.6
Programs	150.9	152.7	(1.8)
Workers’ compensation	149.8	149.1	0.7

Total specialty	359.6	355.9	3.7

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$932.2	$928.7	3.5

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

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Loss and Loss Expenses Payable” in Item 7 of the 2012 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 34.0% and 34.4% for the first quarters of 2013 and 2012, respectively.

Investment Operations Segment

Our investments in fixed maturities, equity securities and certain other invested assets are reported as available-for-sale and carried at fair value. The unrealized holding gains or losses, net of applicable deferred taxes, are included as a separate component of stockholders’ equity as accumulated other comprehensive income and as such are not included in the determination of net income.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2012 Form 10-K.

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at March 31, 2013 and December 31, 2012:

($ millions)	March 31, 2013	% of Total	December 31, 2012	% of Total
Cash and cash equivalents	$64.3	2.7	$59.0	2.5
Fixed maturities, at fair value:
Fixed maturities	1,665.9	71.0	1,674.1	72.0
Treasury inflation-protected securities	229.1	9.8	231.0	9.9

Total fixed maturities	1,895.0	80.8	1,905.1	81.9
Notes receivable from affiliate (1)	70.0	3.0	70.0	3.0
Equity securities, at fair value:
Large-cap securities	190.3	8.1	174.2	7.5
Small-cap securities	58.5	2.5	54.2	2.3

Total equity securities	248.8	10.6	228.4	9.8
Other invested assets, at fair value:
International funds	62.3	2.7	59.0	2.6
Other invested assets	5.7	0.2	5.4	0.2

Total other invested assets, at fair value	68.0	2.9	64.4	2.8
Other invested assets, at cost	0.5	0.0	0.5	0.0

Total portfolio	$2,346.6	100.0	$2,327.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at March 31, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$45.0	45.8
Due after 1 year through 5 years	299.7	322.9
Due after 5 years through 10 years	435.0	471.5
Due after 10 years	633.6	672.7
U.S. government agencies residential mortgage-backed securities	362.0	382.1

Total	$1,775.3	1,895.0

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.31 and 4.05 as of March 31, 2013 and December 31, 2012, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three months ended March 31, 2013 and 2012:

($ in millions)	Three months ended March 31
	2013	2012
Gross investment income:
Fixed maturities	$14.8	15.7
Equity securities	1.2	1.0
Other	1.4	1.4

Total gross investment income	17.4	18.1
Less: Investment expenses	0.5	0.6

Net investment income	$16.9	17.5

Average invested assets (at cost)	$2,150.6	2,229.8
Annualized investment yield	3.1%	3.1
Annualized investment yield, after tax	2.5%	2.4
Net investment income, after tax	$13.3	13.6
Effective tax rate	21.3%	22.0

Our net investment income for the three months ended March 31, 2013 decreased $0.6 million when compared to the same 2012 period. Our investment operations revenue for the three months ended March 31, 2013 was primarily impacted by the income earned on our Treasury Inflation-Protected Securities, which is dependent on changes in the CPI Index.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains (losses) and the proceeds received on sale for our investment portfolio for the three months ended March 31, 2013 and 2012:

	2013		2012
($ in millions)	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.5	38.5	3.1	45.9
Equity securities	6.6	27.5	4.4	27.0

Total realized gains	7.1	66.0	7.5	72.9

Realized losses:
Equity securities:
Sales	(0.1)	0.6	—	—
OTTI	(0.3)	—	(0.4)	—

Total realized losses	(0.4)	0.6	(0.4)	—

Net realized gain on investments	$6.7	66.6	7.1	72.9

During the first quarter 2013, equity sales were executed for various reasons, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iii) in order to manage our equity holdings consistent with our investment objectives.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2012 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three months ended March 31, 2013 or 2012.

When an equity security or other invested asset has been determined to have a decline in fair value that is other-than-temporary, we adjust the cost basis of the security to fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2012 Form 10-K for OTTI impairment indicators. This results in a charge to earnings as a realized loss, which is not reversed for subsequent recoveries in fair value. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three months ended March 31, 2013:

($ millions, except # of positions)	Number of positions	Total impairment
Small-cap equity securities	6	$0.3

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at March 31, 2013, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at March 31, 2013:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$303.7	$37.0	52	$—	5	$340.7
Obligations of states and political subdivisions	781.8	46.6	278	(1.4)	36	827.0
Corporate securities	327.8	18.6	74	(1.2)	16	345.2
U.S. government agencies residential mortgage-backed securities	362.0	21.5	118	(1.4)	17	382.1

Total fixed maturities	1,775.3	123.7	522	(4.0)	74	1,895.0

Equity securities:
Large-cap securities	154.9	38.3	37	(2.9)	6	190.3
Small-cap securities	43.4	15.1	82	—	—	58.5

Total equity securities	198.3	53.4	119	(2.9)	6	248.8
Other invested assets	49.0	19.0	4	—	—	68.0

Total available-for-sale investments	$2,022.6	$196.1	645	$(6.9)	80	$2,211.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at March 31, 2013 and December 31, 2012, and the change in unrealized holding gains, net of deferred tax, for the three months ended March 31, 2013:

($ millions)	March 31, 2013	December 31, 2012	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$119.7	128.9	(9.2)
Equity securities	50.5	32.2	18.3
Other invested assets	19.0	15.4	3.6

Unrealized gains	189.2	176.5	12.7

Net deferred federal income tax liability (less valuation allowance)	(52.2)	(52.5)	0.3

Unrealized gains, net of tax	$137.0	124.0	13.0

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at March 31, 2013 and December 31, 2012.

As of March 31, 2013, Level 3 assets as a percentage of total assets were 0.3% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. The following table sets forth the components of our federal income tax expense for the three months ended March 31, 2013 and 2012, respectively.

($ millions)	Three months ended March 31
	2013	2012
Income (loss) before federal income taxes	$20.0	$(2.0)
Current tax expense	0.3	—
Deferred tax expense (benefit)	4.6	(2.8)
	4.9	(2.8)

Valuation allowance	(4.6)	2.8

Federal income tax expense	0.3	—

Net income (loss)	$19.7	$(2.0)

In the first quarter of 2013, we recorded current tax expense in the income statement of $0.3 million related to the Alternative Minimum Tax (AMT). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. In our case for the first quarter of 2013, while we had both regular tax and AMT tax net operating loss carryforwards, the Internal Revenue Code only allows for a 90% offset of the AMT obligation; whereas, the Internal Revenue Code allows for an 100% offset of the regular tax obligation. This resulted in recording a current tax provision. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the quarter.

In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets.

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

($ millions)	2013	2012
Continuing operations	$(4.6)	2.8
Other comprehensive income	(5.1)	(5.6)

Change in valuation allowance	$(9.7)	(2.8)

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

Liquidity

Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, the STFC Pooled Companies do not have the daily liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. Under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 45 days following each quarter end. We believe this provides State Auto Mutual with sufficient liquidity to pay losses and expenses of our insurance operations on a timely basis. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written net of losses paid during the quarter, retaining all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool participant on the basis of its pooling percentage. As a result, we have an off-balance sheet credit risk related to the balances due to State Auto Mutual from insured’s, agents and reinsurers, which are offset by the unearned premiums from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income.

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary for the three months ended March 31, 2013.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At March 31, 2013 and December 31, 2012, we had $64.3 million and $59.0 million, respectively, in cash and cash equivalents, and $2,211.8 million and $2,197.9 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $10.1 and $10.0 million of securities on deposit with insurance regulators as required by law at March 31, 2013 and December 31, 2012, respectively; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

Net cash provided by operating activities was $8.0 for the first quarter of 2013 compared to net cash used in operating activities of $343.5 million for the first quarter 2012. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement during the first quarter 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash provided by investing activities was $1.3 million and $56.5 million, respectively, for the first quarter of 2013 and 2012. The majority of the change is due to a lower level of call activity in first quarter 2013 when compared to first quarter 2012

Net cash used in financing activities was $4.0 million and $6.0 million for the first quarter 2013 and 2012, respectively. The decrease is due to the change in dividends paid from $0.15 per share to $0.10 per share.

Other Capital Transactions

On May 3, 2013, State Auto Financial’s board of directors declared a quarterly cash dividend of $0.10 per share. The dividend is payable June 28, 2013 to shareholders of record at the close of business on June 12, 2013. This was the 88th consecutive quarterly cash dividend declared since State Auto Financial had its initial public offering in 1991.

Borrowing Arrangements

Credit Facility

State Auto Financial has a $100.0 million unsecured revolving credit facility with a syndicate of lenders which matures in September 2016 (the “Credit Facility”). During the term of the Credit Facility, we have the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. The Credit Facility includes certain covenants, including financial covenants that require us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of March 31, 2013, State Auto Financial had not made any borrowings and was in compliance with all of its covenants.

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

In the first quarter 2013, State Auto P&C became a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). We intend to refinance the Senior Notes with a secured borrowing with the FHLB.

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for March 31, 2013 and 2012 were 4.49% and 4.69%, respectively.

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

For a discussion of our reinsurance arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reinsurance Arrangements” in Item 7 of the 2012 Form 10-K. There have been no material changes in these other reinsurance arrangements since December 31, 2012.

Credit and Financial Strength Ratings

On May 8, 2013, A.M. Best Co. affirmed the State Auto Group’s financial strength rating of A (Excellent) and revised its outlook from “stable” to “negative”.

Regulatory Considerations

At March 31, 2013, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The amendments in this guidance result in additional disclosure requirements under GAAP and do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note, or, parenthetically on the face of the statement where net income is presented, the effects of significant amounts reclassified from each component of accumulated other comprehensive income by the respective line items of net income, only, if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. If a component is not required to be reclassified to net income in its entirety, the entity would, instead, cross-reference it to the related disclosure required under GAAP. This guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2012. We adopted this guidance at January 1, 2013, and it did not have a material impact on the condensed consolidated financial statements.

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Operations Segment – Market Risk” in Item 7 of the 2012 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2012 Form 10-K.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following describes a pending legal proceeding, other than routine litigation incidental to our business, to which State Auto Financial or any of its subsidiaries is a party or to which any of its or their property is subject:

In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C in Federal District Court in Ohio. Plaintiffs’ claims relate to State Auto’s homeowners insurance to value (“ITV”) program and allege that their homeowners policy limits and premiums were improperly increased, causing them to purchase coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims include breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court. We intend to deny any and all liability to plaintiffs or the alleged class and to vigorously defend this lawsuit.

We are involved in other lawsuits arising in the ordinary course of our business operations arising out of or otherwise related to our insurance policies. Additionally, from time to time we may be involved in lawsuits arising in the ordinary course of business but not arising out of or otherwise related to its insurance policies. These lawsuits are in various stages of development. We generally contest these matters vigorously but may pursue settlement if appropriate. Based on currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits will be material to our results of operations or have a material adverse effect on our consolidated financial or cash flow positions.

Additionally, we may be impacted by adverse regulatory actions and adverse court decisions where insurance coverage’s are expanded beyond the scope originally contemplated in its insurance policies. We believe that the effects, if any, of such regulatory actions and published court decisions are not likely to have a material adverse effect on our financial or cash flow position.

In accordance with the Contingencies Topic of the FASB ASC, we accrue for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. We review all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, we cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to us, we believe that our reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, us, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of State Auto Financial Corporation.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the 2012 Form 10-K under Part I, Item 1A – Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in whole numbers)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
01/01/13 thru 01/31/13	—		—	—	—
02/01/13 thru 02/28/13	—		—	—	—
03/01/13 thru 03/31/13	5,706	(1)	$16.79	—	—

Total	5,706		$16.79	—	—

(1)

Represents shares surrendered by (acquired from) an executive officer of State Auto Financial in connection with the payment by the executive officer of his tax liability incident to a prior stock award which vested on March 4, 2013.

________

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01

Second Amendment, effective March 31, 2013, to Reinsurance Pooling Agreement Amended and Restated as of January 1, 2011 by and among State Automobile Mutual Insurance Company, State Auto Property & Casualty Insurance Company, Milbank Insurance Company, State Auto Insurance Company of Wisconsin, State Auto Insurance Company of Ohio, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Patrons Mutual Insurance Company of Connecticut, Rockhill Insurance Company, Plaza Insurance Company, American Compensation Insurance Company and Bloomington Compensation Insurance Company

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

State Auto Financial Corporation

Date: May 9, 2013	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)