Form 10-Q
period 2013-06-30
State Auto Financial CORP
filed 2013-08-06
CIK 874977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Yes  ☐    No   ☒

On July 26, 2013, the Registrant had 40,631,281 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and six month periods ended June 30, 2013

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Balance Sheets

($ in millions, except per share amount)	June 30, 2013 (unaudited)	December 31, 2012
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,770.5 and $1,776.2, respectively)	$1,820.9	1,905.1
Equity securities, available-for-sale, at fair value (cost $198.7 and $196.2, respectively)	248.9	228.4
Other invested assets, available-for-sale, at fair value (cost $49.2 and $49.0, respectively)	69.2	64.4
Other invested assets	0.5	0.5
Notes receivable from affiliate	70.0	70.0

Total investments	2,209.5	2,268.4
Cash and cash equivalents	68.5	59.0
Accrued investment income and other assets	34.3	31.5
Deferred policy acquisition costs	100.4	91.7
Reinsurance recoverable on losses and loss expenses payable	13.2	13.5
Prepaid reinsurance premiums	4.4	3.9
Due from affiliate	23.2	—
Current federal income taxes	0.2	—
Net deferred federal income taxes	8.6	1.0
Property and equipment, at cost	8.4	8.8

Total assets	$2,470.7	2,477.8

Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $424.6 and $435.1, respectively)	$955.7	942.2
Unearned premiums (affiliates $94.5 and $81.9, respectively)	507.3	481.6
Notes payable (affiliates $15.5 and $15.5, respectively)	115.7	115.9
Postretirement and pension benefits	107.8	113.0
Due to affiliate	—	8.6
Other liabilities	72.9	79.3

Total liabilities	1,759.4	1,740.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.4 and 47.3 shares issued, respectively, at stated value of $2.50 per share	118.5	118.1
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.9)	(115.8)
Additional paid-in capital	134.2	131.6
Accumulated other comprehensive income	37.6	84.2
Retained earnings	536.9	519.1

Total stockholders’ equity	711.3	737.2

Total liabilities and stockholders’ equity	$2,470.7	2,477.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2013	2012
Earned premiums (ceded to affiliates $213.1 and $199.8, respectively)	$263.5	258.4
Net investment income (affiliate $1.2 and $1.2, respectively)	19.7	20.5
Net realized gain on investments:
Total other-than-temporary impairment losses	(2.0)	(1.3)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	3.5	8.0

Total net realized gain on investments	1.5	6.7
Other income from affiliates	0.6	1.1

Total revenues	285.3	286.7

Losses and loss expenses (ceded to affiliates $164.4 and $167.7, respectively)	186.1	201.7
Acquisition and operating expenses	87.0	83.6
Interest expense (affiliates $0.2 and $0.2, respectively)	3.8	1.7
Other expenses	2.1	2.4

Total expenses	279.0	289.4

Income (loss) before federal income taxes	6.3	(2.7)
Federal income tax expense	0.1	—

Net income (loss)	$6.2	(2.7)

Earnings (loss) per common share:
Basic	$0.15	(0.07)

Diluted	$0.15	(0.07)

Dividends paid per common share	$0.10	0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2013	2012
Earned premiums (ceded to affiliates $423.8 and $396.7, respectively)	$524.8	513.3
Net investment income (affiliate $2.4 and $2.4, respectively)	36.6	38.0
Net realized gain on investments:
Total other-than-temporary impairment losses	(2.3)	(1.7)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	10.5	15.5

Total net realized gain on investments	8.2	13.8
Other income from affiliates	1.0	1.9

Total revenues	570.6	567.0

Losses and loss expenses (ceded to affiliates $296.2 and $323.8, respectively)	359.1	393.0
Acquisition and operating expenses	175.8	171.2
Interest expense (affiliates $0.4 and $0.4, respectively)	5.5	3.5
Other expenses	3.9	4.0

Total expenses	544.3	571.7

Income (loss) before federal income taxes	26.3	(4.7)
Federal income tax expense	0.4	—

Net income (loss)	$25.9	(4.7)

Earnings (loss) per common share:
Basic	$0.64	(0.12)

Diluted	$0.64	(0.12)

Dividends paid per common share	$0.20	0.30

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Three months ended June 30
(unaudited)	2013	2012
Net income (loss)	$6.2	(2.7)
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on investments:
Unrealized holding (loss) gain arising during the period ended	(67.1)	0.5
Reclassification adjustments for gain realized in net income (loss)	(1.5)	(6.7)
Income tax benefit	7.3	0.3

Total net unrealized holding loss on investments	(61.3)	(5.9)
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.1	—
Negative prior service cost	(1.4)	(1.3)
Net actuarial loss	2.2	1.9

Total net unrecognized benefit plan obligations	0.9	0.6

Other comprehensive loss, net of tax	(60.5)	(5.4)

Comprehensive loss, net of tax	$(54.3)	(8.1)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

($ in millions, except per share amounts)	Six months ended June 30
(unaudited)	2013	2012
Net income (loss)	$25.9	(4.7)
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain (loss) on investments:
Unrealized holding (loss) gain arising during the period ended	(47.7)	22.6
Reclassification adjustments for gain realized in net income (loss)	(8.2)	(13.8)
Income tax benefit	7.6	0.3

Total net unrealized holding (loss) gain on investments	(48.3)	9.1
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Transition asset	0.2	0.1
Negative prior service cost	(2.8)	(2.6)
Net actuarial loss	4.4	3.8

Total net unrecognized benefit plan obligations	1.8	1.3

Other comprehensive (loss) income, net of tax	(46.6)	10.3

Comprehensive (loss) income, net of tax	$(20.7)	5.6

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Six months ended June 30
(unaudited)	2013	2012
Cash flows from operating activities:
Net income (loss)	$25.9	(4.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	6.4	2.2
Share-based compensation	2.5	1.9
Net realized gain on investments	(8.2)	(13.8)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(8.7)	(1.9)
Accrued investment income and other assets	(2.0)	2.5
Postretirement and pension benefits	(3.3)	(2.3)
Other liabilities and due to/from affiliates, net	(39.8)	(23.3)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	(0.2)	3.2
Losses and loss expenses payable	13.5	26.6
Unearned premiums	25.7	21.2
Federal income taxes	(0.2)	1.1
Cash used in Homeowners’ Quota Share initial net unearned premium transfer	—	(75.5)
Cash used in pooling changes, December 31, 2011	—	(261.4)

Net cash provided by (used in) operating activities	11.6	(324.2)

Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(144.2)	(259.2)
Purchases of equity securities – available-for-sale	(39.5)	(64.7)
Purchases of other invested assets	(0.5)	(0.7)
Maturities, calls and pay downs of fixed maturities – available-for-sale	86.7	147.4
Sales of fixed maturities – available-for-sale	58.2	170.8
Sales of equity securities – available-for-sale	43.2	41.1
Sales of other invested assets	0.4	0.4
Net additions (reductions) of property and equipment	0.2	(0.2)

Net cash provided by investing activities	4.5	34.9

Cash flows from financing activities:
Proceeds from issuance of common stock	1.6	0.8
Payments to acquire treasury stock	(0.1)	—
Payment of dividends	(8.1)	(12.1)

Net cash used in financing activities	(6.6)	(11.3)

Net increase (decrease) in cash and cash equivalents	9.5	(300.6)

Cash and cash equivalents at beginning of period	59.0	356.0

Cash and cash equivalents at end of period	$68.5	55.4

Supplemental disclosures:
Interest paid (affiliates $0.3 and $0.4, respectively)	$3.5	3.5

Federal income taxes paid (received)	$0.6	(1.1)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Adoption of Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The amendments in this guidance result in additional disclosure requirements under GAAP and do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note, or, parenthetically on the face of the statement where net income is presented, the effects of significant amounts reclassified from each component of accumulated other comprehensive income by the respective line items of net income, only, if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. If a component is not required to be reclassified to net income in its entirety, the entity would, instead, cross-reference it to the related disclosure required under GAAP. This guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance at January 1, 2013 and it did not have a material impact on the consolidated financial statements, see Note 7 - Other Comprehensive Income and Accumulated Other Comprehensive Income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments

The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at June 30, 2013 and December 31, 2012:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At June 30, 2013:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$312.2	18.5	(2.2)	328.5
Obligations of states and political subdivisions	801.6	32.5	(14.5)	819.6
Corporate securities	319.4	11.0	(5.0)	325.4
U.S. government agencies residential mortgage-backed securities	337.3	12.8	(2.7)	347.4

Total fixed maturities	1,770.5	74.8	(24.4)	1,820.9
Equity securities:
Large-cap securities	153.7	37.8	(3.6)	187.9
Small-cap securities	45.0	16.0	—	61.0

Total equity securities	198.7	53.8	(3.6)	248.9
Other invested assets	49.2	20.0	—	69.2

Total available-for-sale securities	$2,018.4	148.6	(28.0)	2,139.0

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	38.3	—	366.5
Obligations of states and political subdivisions	750.4	50.3	(0.4)	800.3
Corporate securities	320.5	19.2	(1.1)	338.6
U.S. government agencies residential mortgage-backed securities	377.1	24.0	(1.4)	399.7

Total fixed maturities	1,776.2	131.8	(2.9)	1,905.1
Equity securities:
Large-cap securities	152.6	25.0	(3.4)	174.2
Small-cap securities	43.6	10.6	—	54.2

Total equity securities	196.2	35.6	(3.4)	228.4
Other invested assets	49.0	15.4	—	64.4

Total available-for-sale securities	$2,021.4	182.8	(6.3)	2,197.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At June 30, 2013:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$55.3	$(2.2)	17	$—	$—	—	$55.3	$(2.2)	17
Obligations of states and political subdivisions	233.4	(14.5)	80	—	—	—	233.4	(14.5)	80
Corporate securities	132.7	(5.0)	24	—	—	—	132.7	(5.0)	24
U.S. government agencies residential mortgage-backed securities	51.6	(1.6)	15	31.2	(1.1)	12	82.8	(2.7)	27

Total fixed maturities	473.0	(23.3)	136	31.2	(1.1)	12	504.2	(24.4)	148
Large-cap equity securities	15.0	(2.5)	3	6.5	(1.1)	3	21.5	(3.6)	6

Total temporarily impaired securities	$488.0	$(25.8)	139	$37.7	$(2.2)	15	$525.7	$(28.0)	154

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
At December 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$7.0	$—	2	$—	$—	—	$7.0	$—	2
Obligations of states and political subdivisions	47.4	(0.4)	12	—	—	—	47.4	(0.4)	12
Corporate securities	80.4	(1.1)	17	—	—	—	80.4	(1.1)	17
U.S. government agencies residential mortgage-backed securities	23.3	(0.3)	6	34.8	(1.1)	13	58.1	(1.4)	19

Total fixed maturities	158.1	(1.8)	37	34.8	(1.1)	13	192.9	(2.9)	50
Large-cap equity securities	23.7	(2.1)	4	8.9	(1.3)	5	32.6	(3.4)	9

Total temporarily impaired securities	$181.8	$(3.9)	41	$43.7	$(2.4)	18	$225.5	$(6.3)	59

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at June 30, 2013, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and six months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Equity securities:
Large-cap securities	$(1.3)	—	$(1.3)	—
Small-cap securities	(0.7)	(1.1)	(1.0)	(1.5)
Fixed maturities:	—	(0.2)	—	(0.2)

Total other-than-temporary impairments	$(2.0)	(1.3)	$(2.3)	(1.7)

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

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$55.6	$56.4
Due after 1 year through 5 years	331.4	348.0
Due after 5 years through 10 years	386.7	405.1
Due after 10 years	659.5	664.0
U.S. government agencies residential mortgage-backed securities	337.3	347.4

Total	$1,770.5	$1,820.9

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.

Fixed maturities with fair values of $8.6 and $10.0 million, respectively, were on deposit with insurance regulators as required by law at June 30, 2013 and December 31, 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth the components of net investment income for the three and six months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Fixed maturities	$17.2	18.7	$32.0	34.4
Equity securities	1.6	1.0	2.8	2.0
Cash and cash equivalents, and other	1.4	1.3	2.8	2.7

Investment income	20.2	21.0	37.6	39.1
Investment expenses	0.5	0.5	1.0	1.1

Net investment income	$19.7	20.5	$36.6	38.0

The Company’s current investment strategy does not rely on the use of derivative financial instruments.

The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and six months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Realized gains:
Fixed maturities	$0.7	7.5	$1.2	10.7
Equity securities	3.4	2.3	10.0	6.7

Total realized gains	4.1	9.8	11.2	17.4
Realized losses:
Equity securities:
Sales	(0.6)	(1.8)	(0.7)	(1.9)
OTTI	(2.0)	(1.1)	(2.3)	(1.5)
Fixed maturities:
OTTI	—	(0.2)	—	(0.2)

Total realized losses	(2.6)	(3.1)	(3.0)	(3.6)

Net realized gain on investments	$1.5	6.7	$8.2	13.8

Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(69.3)	4.1	$(78.5)	3.5
Equity securities	(0.3)	(6.7)	18.0	4.9
Other invested assets	1.0	(3.6)	4.6	0.4
Deferred federal income tax benefit (liability)	24.0	2.3	19.6	(3.1)
Valuation allowance	(16.7)	(2.0)	(12.0)	3.4

Change in net unrealized holding gains (losses), net of tax	$(61.3)	(5.9)	$(48.3)	9.1

There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at June 30, 2013 and December 31, 2012 of $44.9 million and $52.5 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At June 30, 2013 and December 31, 2012, the Company did not adjust any of the prices received from the pricing service.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three months ended June 30, 2013 and 2012.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Other Invested Assets

Included in other invested assets are two international private equity funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $63.4 million and $59.0 million at June 30, 2013 and December 31, 2012, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at June 30, 2013 and December 31, 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2013:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.5	—	328.5	—
Obligations of states and political subdivisions	819.6	—	819.6	—
Corporate securities	325.4	—	316.6	8.8
U.S. government agencies residential mortgage-backed securities	347.4	—	347.4	—

Total fixed maturities	1,820.9	—	1,812.1	8.8
Equity securities:
Large-cap securities	187.9	187.9	—	—
Small-cap securities	61.0	61.0	—	—

Total equity securities	248.9	248.9	—	—
Other invested assets	69.2	5.8	63.4	—

Total available-for-sale investments	$2,139.0	254.7	1,875.5	8.8

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2012:
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$366.5	—	366.5	—
Obligations of states and political subdivisions	800.3	—	800.3	—
Corporate securities	338.6	—	330.1	8.5
U.S. government agencies residential mortgage-backed securities	399.7	—	399.7	—

Total fixed maturities	1,905.1	—	1,896.6	8.5
Equity securities:
Large-cap securities	174.2	174.2	—	—
Small-cap securities	54.2	54.2	—	—

Total equity securities	228.4	228.4	—	—
Other invested assets	64.4	5.4	59.0	—

Total available-for-sale investments	$2,197.9	233.8	1,955.6	8.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2013 and the year ended December 31, 2012, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at March 31, 2013	$8.6
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	0.1
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at June 30, 2013	$8.8

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized gains (losses) – included in earnings	(0.2)
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	5.8
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—

Balance at December 31, 2012	$8.5

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

($ millions, except interest rates)	June 30, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.5	7.00%	$70.0	$78.3	7.00%

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

($ millions, except interest rates)	June 30, 2013			December 31, 2012
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	$100.2	$102.0	6.25%	$100.4	$100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.47	15.5	15.5	4.51

Total notes payable	$115.7	$117.5		$115.9	$115.8

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

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and six months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Premiums earned:
Assumed from external insurers and reinsurers	$1.1	1.0	$1.5	2.0
Assumed under Pooling Arrangement	263.5	258.4	524.8	513.3
Ceded to external insurers and reinsurers	(6.7)	(8.1)	(12.2)	(15.5)
Ceded under Pooling Arrangement	(213.1)	(199.8)	(423.8)	(396.7)

Net assumed premiums earned	$44.8	51.5	$90.3	103.1

Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.6	1.0	$0.4	1.9
Assumed under Pooling Arrangement	186.9	202.1	360.6	393.6
Ceded to external insurers and reinsurers	(3.1)	1.2	(4.1)	(4.6)
Ceded under Pooling Arrangement	(164.4)	(167.7)	(296.2)	(323.8)

Net assumed losses and loss expenses incurred	$20.0	36.6	$60.7	67.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

5. Income Taxes

The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30				Six months ended June 30
($ millions)	2013		2012		2013		2012
		%		%		%		%
Amount at statutory rate	$2.2	35	$(0.9)	35	$9.2	35	$(1.6)	35
Tax-exempt interest and dividends received deduction	(2.4)	(38)	(2.2)	79	(4.7)	(18)	(4.4)	94
Other, net	0.1	1	0.3	(11)	0.3	1	0.3	(9)
Valuation allowance	0.2	3	2.8	(103)	(4.4)	(17)	5.7	(120)

Federal income tax expense and effective rate	$0.1	1	$—	—	$0.4	1	$—	—

The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2013 and December 31, 2012:

($ millions)	June 30, 2013	December 31, 2012
Deferred tax assets:
Unearned premiums not currently deductible	$35.0	33.4
Losses and loss expenses payable discounting	25.6	25.2
Postretirement and pension benefits	37.6	39.4
Realized loss on other-than-temporary impairment	8.7	7.5
Other liabilities	15.6	14.5
Net operating loss carryforward	62.4	66.5
Tax credit carryforward	1.3	0.9
Other	7.2	7.9

Total deferred tax assets	193.4	195.3
Deferred tax liabilities:
Deferral of policy acquisition costs	35.1	32.1
Net unrealized holding gains on investments	42.2	61.7

Total deferred tax liabilities	77.3	93.8

Total net deferred tax assets before valuation allowance	116.1	101.5

Less valuation allowance	107.5	100.5

Net deferred federal income taxes	$8.6	1.0

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), the Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At June 30, 2013 and December 31, 2012 the Company recorded a valuation allowance of $107.5 million and $100.5 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and six months ended June 30, 2013 is as follows:

($ millions)	Three months ended June 30, 2013	Six months ended June 30, 2013
Continuing operations	$0.2	(4.4)
Other comprehensive income	16.5	11.4

Change in valuation allowance	$16.7	7.0

In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence the Company will maintain a valuation allowance against its net deferred tax assets.

6. Pension and Postretirement Benefit Plans

The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and six months ended June 30, 2013 and 2012:

	Pension		Postretirement		Pension		Postretirement
($ millions)	Three months ended June 30				Six months ended June 30
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1.5	1.9	$—	—	$3.0	3.8	$0.1	—
Interest cost	2.4	2.5	0.3	0.4	4.8	5.0	0.6	0.6
Expected return on plan assets	(3.0)	(2.9)	—	(0.1)	(6.0)	(5.8)	—	(0.2)
Amortization of:
Prior service (benefits) costs	—	0.1	(1.4)	(1.4)	—	0.1	(2.8)	(2.7)
Transition assets	—	—	0.1	—	—	—	0.2	0.1
Net loss	2.0	1.7	0.2	0.2	4.0	3.4	0.4	0.4

Net periodic cost	$2.9	3.3	$(0.8)	(0.9)	$5.8	6.5	$(1.5)	(1.8)

The Company contributed $6.5 million for the six months ended June 30, 2013 and expects to contribute an additional $6.5 million to the pension plan during 2013.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and six months ended June 30, 2013 and 2012:

($ millions) The three months ended June 30, 2013 and 2012:	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at April 1, 2013	$137.0	0.1	(39.0)	98.1
Other comprehensive income before reclassifications	(59.8)	—	—	(59.8)
Amounts reclassified from AOCI (a)	(1.5)	(0.1)	0.9	(0.7)

Net current period other comprehensive income	(61.3)	(0.1)	0.9	(60.5)

Ending balance at June 30, 2013	$75.7	—	(38.1)	37.6

Beginning balance at April 1, 2012	$113.7	0.2	(34.4)	79.5
Other comprehensive income before reclassifications	0.8	—	—	0.8
Amounts reclassified from AOCI (a)	(6.7)	(0.1)	0.6	(6.2)

Net current period other comprehensive income	(5.9)	(0.1)	0.6	(5.4)

Ending balance at June 30, 2012	$107.8	0.1	(33.8)	74.1

(a)	See separate table below for details about these reclassifications

($ millions) The six months ended June 30, 2013 and 2012:	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2013	$124.0	0.1	(39.9)	84.2
Other comprehensive income before reclassifications	(40.1)	—	—	(40.1)
Amounts reclassified from AOCI (a)	(8.2)	(0.1)	1.8	(6.5)

Net current period other comprehensive income	(48.3)	(0.1)	1.8	(46.6)

Ending balance at June 30, 2013	$75.7	—	(38.1)	37.6

Beginning balance at January 1, 2012	$98.7	0.2	(35.1)	63.8
Other comprehensive income before reclassifications	22.9	—	—	22.9
Amounts reclassified from AOCI (a)	(13.8)	(0.1)	1.3	(12.6)

Net current period other comprehensive income	9.1	(0.1)	1.3	10.3

Ending balance at June 30, 2012	$107.8	0.1	(33.8)	74.1

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the three and six months ended June 30, 2013 and 2012:

($ millions)
Details about Accumulated Other Comprehensive Income Components	Three months ended June 30		Affected line item in the Condensed Consolidated Statements of Income
	2013	2012
Unrealized gains and losses on available for sale securities	$1.5	6.7	Realized gain/(loss) on sale of securities

	1.5	6.7	Total before tax
	—	—	Tax (expense) benefit

	1.5	6.7	Net of tax

Amortization of gain on derivative used in cash flow hedge	0.1	0.1	Realized gain/(loss) on sale of securities

	0.1	0.1	Total before tax
	—	—	Tax (expense) benefit

	0.1	0.1	Net of tax

Amortization of benefit plan items
Transition asset	(0.1)	—	(a)
Negative prior-service costs	1.4	1.3	(a)
Net actuarial loss	(2.2)	(1.9)	(a)

	(0.9)	(0.6)	Total before tax
	—	—	Tax (expense) benefit

	(0.9)	(0.6)	Net of tax

Total reclassifications for the period	$0.7	6.2

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

($ millions)
Details about Accumulated Other Comprehensive Income Components	Six months ended June 30		Affected line item in the Condensed Consolidated Statements of Income
	2013	2012
Unrealized gains and losses on available for sale securities	$8.2	13.8	Realized gain/(loss) on sale of securities

	8.2	13.8	Total before tax
	—	—	Tax (expense) benefit

	8.2	13.8	Net of tax

Amortization of gain on derivative used in cash flow hedge	0.1	0.1	Realized gain/(loss) on sale of securities

	0.1	0.1	Total before tax
	—	—	Tax (expense) benefit

	0.1	0.1	Net of tax

Amortization of benefit plan items
Transition asset	(0.2)	(0.1)	(a)
Negative prior-service costs	2.8	2.6	(a)
Net actuarial loss	(4.4)	(3.8)	(a)

	(1.8)	(1.3)	Total before tax
	—	—	Tax (expense) benefit

	(1.8)	(1.3)	Net of tax

Total reclassifications for the period	$6.5	12.6

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Earnings (Loss) per Common Share

The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2013 and 2012:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Numerator:
Net income (loss) for basic earnings (loss) per common share	$6.2	(2.7)	$25.9	(4.7)

Denominator:
Weighted average shares for basic net earnings (loss) per common share	40.5	40.3	40.5	40.3

Adjusted weighted average shares for diluted net earnings (loss) per common share	40.8	40.3	40.7	40.3

Basic net earnings (loss) per common share	$0.15	(0.07)	$0.64	(0.12)
Diluted net earnings (loss) per common share	$0.15	(0.07)	$0.64	(0.12)

The following table sets forth the options to purchase shares of common stock that were not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price or their inclusion would have been antidilutive for the three and six months ended June 30, 2013 and 2012:

(number of options in millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Number of options	2.8	3.8	3.3	3.7

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

The following table sets forth financial information regarding the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Revenues from external sources:
Insurance segments
Personal insurance	$117.2	117.2	$231.9	234.7
Business insurance	89.6	79.4	178.1	156.7
Specialty insurance	56.7	61.8	114.8	121.9

Total insurance segments	263.5	258.4	524.8	513.3
Investment operations segment
Net investment income	19.7	20.5	36.6	38.0
Net realized capital gains	1.5	6.7	8.2	13.8

Total investment operations segment	21.2	27.2	44.8	51.8
All other	0.6	1.1	1.0	1.9

Total revenues from external sources	285.3	286.7	570.6	567.0
Intersegment revenues:	(1.3)	2.3	(2.6)	4.8

Total revenues	284.0	289.0	568.0	571.8
Reconciling items:
Eliminate intersegment revenues	1.3	(2.3)	2.6	(4.8)

Total consolidated revenues	$285.3	286.7	$570.6	567.0

Segment loss before federal income tax:
Insurance segments
Personal insurance SAP underwriting loss	$(6.8)	(10.7)	$(5.5)	(11.6)
Business insurance SAP underwriting loss	(4.5)	(16.7)	(9.8)	(33.4)
Specialty insurance SAP underwriting loss	(6.0)	(0.1)	(7.7)	(12.4)

Total insurance segments	(17.3)	(27.5)	(23.0)	(57.4)
Investment operations segment
Net investment income	19.7	20.5	36.6	38.0
Net realized capital gains	1.5	6.7	8.2	13.8

Total investment operations segment	21.2	27.2	44.8	51.8
All other	0.5	0.6	0.8	1.1

Total segment income (loss) before tax expense (benefit)	4.4	0.3	22.6	(4.5)
Reconciling items:
GAAP expense adjustments	7.2	0.1	11.8	5.4
Interest expense on corporate debt	(3.8)	(1.7)	(5.5)	(3.5)
Corporate expenses	(1.5)	(1.4)	(2.6)	(2.1)

Total reconciling items	1.9	(3.0)	3.7	(0.2)

Total consolidated income (loss) before federal income tax expense (benefit)	$6.3	(2.7)	$26.3	(4.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Investable assets attributable to the Company’s investment operations segment totaled $2,278.0 million and $2,327.4 million at June 30, 2013 and December 31, 2012, respectively.

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

In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C in Federal District Court in Ohio. Plaintiffs claim that in connection with the homeowners policies of various State Auto companies, the coverage limits and premiums were improperly increased as a result of an insurance to value (“ITV”) program and Plaintiffs allege that they purchased coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims include breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court. The Company intends to deny any and all liability to plaintiffs or the alleged class and to vigorously defend this lawsuit.

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

11. Subsequent Events

On July 11, 2013, State Auto P&C received a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Cincinnati. The FHLB Loan is a 20-year term loan, callable after three years with no prepayment penalty thereafter, in the principal amount of $85.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C.

On July 15, 2013, the Company completed the redemption of all of its outstanding $100.0 million 6.25% Senior Notes due 2013. The total redemption price paid by the Company was $103.0 million, which included interest through the redemption date and a make whole amount due to the Senior Notes being redeemed prior to their November 15, 2013 maturity date. The redemption price was funded by proceeds from the FHLB Loan and cash on hand.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

On July 26, 2013, State Auto Financial terminated its then-current credit agreement with a syndicate of lenders, as further described below. Concurrently with the termination of this credit agreement, State Auto P&C entered into a new credit facility (the “New Credit Facility”) with a syndicate of lenders. The New Credit Facility provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the New Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The New Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the New Credit Agreement are to be fully secured by a pledge of specific investment securities of State Auto P&C. The New Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of June 30, 2013 and December 31, 2012, and for the consolidated statements of income for the three and six-month periods ended June 30, 2013 and 2012. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2012 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

RESULTS OF OPERATIONS

Our net income for the three and six months ended June 30, 2013 was $6.2 million and $25.9 million, respectively, compared to net losses of $2.7 million and $4.7 million, respectively, for the same 2012 periods. The improvement in our 2013 results, when compared to 2012, was primarily due to a decrease in the level of catastrophe losses and an improvement in the level of our non-catastrophe losses during the first half of 2013. Year over year results have been impacted by the termination of business previously written through our former RED unit in our specialty insurance segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth certain key performance indicators we use to monitor our operations for the three and six months ended June 30, 2013 and 2012:

($ millions, except per share amounts)	Three months ended June 30		Six months ended June 30
GAAP Basis:	2013	2012	2013	2012
Total revenues	$285.3	286.7	$570.6	567.0
Net income (loss)	$6.2	(2.7)	$25.9	(4.7)
Basic earnings (loss) per share	$0.15	(0.07)	$0.64	(0.12)
Diluted earnings (loss) per share	$0.15	(0.07)	$0.64	(0.12)
Stockholders’ equity	$711.3	719.7
Return on average equity (LTM)	5.8%	5.3
Book value per share	$17.53	17.82
Debt to capital ratio	14.0	13.9
Cat loss and ALAE ratio	8.1	13.2	4.9	10.5
Non-cat loss and LAE ratio	62.5	64.9	63.5	66.1
Loss and LAE ratio	70.6	78.1	68.4	76.6
Expense ratio	33.0	32.3	33.5	33.3
Combined ratio	103.6	110.4	101.9	109.9
Premium written growth	5.8%	(30.4)	3.0%	(30.3)
Investment yield	3.7%	3.9	3.4%	3.5

	Three months ended June 30		Six months ended June 30
SAP Basis :	2013	2012	2013	2012
Cat loss and ALAE points	8.1	13.2	4.9	10.5
Non-cat loss and ALAE	56.2	57.4	57.4	58.8
ULAE	6.6	7.5	6.4	7.4
Loss and LAE ratio	70.9	78.1	68.7	76.7
Expense ratio	33.0	31.3	34.1	33.3
Combined ratio	103.9	109.4	102.8	110.0

			Twelve months ended June 30
			2013	2012
Net premiums written to surplus			1.6	1.9

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2013 and 2012.

Reconciliation Table 1

Three months ended June 30, 2013

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$285.1	$49.4	$334.5
Earned premiums	263.5	43.5	307.0
Losses and LAE incurred:
Cat loss and ALAE	21.2	12.2	33.4
Non-cat loss and LAE	164.9	22.0	186.9

Total Loss and LAE incurred	186.1	34.2	220.3
Acquisition and operating expenses	87.0	12.6	99.6

Net underwriting loss	$(9.6)	$(3.3)	$(12.9)

Cat loss and ALAE ratio	8.1%	28.0%	10.9%
Non-cat loss and LAE ratio	62.5%	50.6%	60.9%

Total Loss and LAE ratio	70.6%	78.6%	71.8%
Expense ratio	33.0%	29.0%	32.4%

Combined ratio	103.6%	107.6%	104.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 2

Six months ended June 30, 2013

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$548.8	$87.3	$636.1
Earned premiums	524.8	88.9	613.7
Losses and LAE incurred:
Cat loss and ALAE	25.8	14.2	40.0
Non-cat loss and LAE	333.3	39.3	372.6

Total Loss and LAE incurred	359.1	53.5	412.6
Acquisition and operating expenses	175.8	25.8	201.6

Net underwriting (loss) gain	$(10.1)	$9.6	$(0.5)

Cat loss and ALAE ratio	4.9%	16.0%	6.5%
Non-cat loss and LAE ratio	63.5%	44.2%	60.7%

Total Loss and LAE ratio	68.4%	60.2%	67.2%
Expense ratio	33.5%	29.0%	32.8%

Combined ratio	101.9%	89.2%	100.0%

Reconciliation Table 3

Three months ended June 30, 2012

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$269.4	$47.7	$317.1
Earned premiums	258.4	41.8	300.2
Losses and LAE incurred:
Cat loss and ALAE	34.0	30.1	64.1
Non-cat loss and LAE	167.7	24.0	191.7

Total Loss and LAE incurred	201.7	54.1	255.8
Acquisition and operating expenses	83.6	12.1	95.7

Net underwriting loss	$(26.9)	$(24.4)	$(51.3)

Cat loss and ALAE ratio	13.2%	72.0%	21.4%
Non-cat loss and LAE ratio	64.9%	57.4%	63.9%

Total Loss and LAE ratio	78.1%	129.4%	85.3%
Expense ratio	32.3%	29.0%	31.9%

Combined ratio	110.4%	158.4%	117.2%

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2013 and 2012.

Reconciliation Table 5

Three months ended June 30, 2013

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$285.1	$49.4	$334.5
Earned premiums	263.5	43.5	307.0
Losses and LAE incurred:
Cat loss and ALAE	21.2	12.2	33.4
Non-cat loss and ALAE	148.3	22.0	170.3

Total Loss and ALAE	169.5	34.2	203.7
ULAE	17.4	—	17.4

Total Loss and ALAE incurred	186.9	34.2	221.1
Underwriting expenses	93.9	14.3	108.2

Net underwriting loss	$(17.3)	$(5.0)	$(22.3)

Cat loss and ALAE ratio	8.1%	28.0%	10.9%
Non-cat loss and ALAE ratio	56.2%	50.6%	55.5%

Total loss and ALAE ratio	64.3%	78.6%	66.4%
ULAE ratio	6.6%	—	5.7%

Total loss and LAE ratio	70.9%	78.6%	72.1%
Expense ratio	33.0%	29.0%	32.4%

Combined ratio	103.9%	107.6%	104.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 6

Six months ended June 30, 2013

($ millions)	SAP HO QS Arrangement Cession - Overall Results
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$548.8	$87.3	$636.1
Earned premiums	524.8	88.9	613.7
Losses and LAE incurred:
Cat loss and ALAE	25.8	14.2	40.0
Non-cat loss and ALAE	301.3	39.3	340.6

Total Loss and ALAE	327.1	53.5	380.6
ULAE	33.6	—	33.6

Total Loss and ALAE incurred	360.7	53.5	414.2
Underwriting expenses	187.1	25.3	212.4

Net underwriting (loss) gain	$(23.0)	$10.1	$(12.9)

Cat loss and ALAE ratio	4.9%	16.0%	6.5%
Non-cat loss and ALAE ratio	57.4%	44.2%	55.5%

Total loss and ALAE ratio	62.3%	60.2%	62.0%
ULAE ratio	6.4%	—	5.5%

Total loss and LAE ratio	68.7%	60.2%	67.5%
Expense ratio	34.1%	29.0%	33.4%

Combined ratio	102.8%	89.2%	100.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 7

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

See additional pro forma reconciliation tables for the HO QS Arrangement cession on our personal insurance segment’s SAP underwriting results and our homeowners’ line of business at Reconciliation Tables 9-16.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Use of Non-GAAP Financial Measures

In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2013 and (ii) exclude the impact of program business written through our former RED unit, which is in run-off. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three and six months ended June 30, 2013, and (b) perform a meaningful comparison of our results of operations for the three and six months ended June 30, 2013 and 2012. We have also included Reconciliation Tables 1 – 24 and Tables 1 – 9 for readers to better understand the use and calculation of these non-GAAP financial measures.

Insurance Segments

The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners coverages to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. Effective January 1, 2013, the units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ Compensation to the four units of Excess & Surplus property, Excess & Surplus casualty, Programs and Workers’ compensation. The specialty insurance segment provides commercial coverages requiring specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources.

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

The accounting for pension benefits also contributes to the difference between our GAAP loss and expense ratios and our SAP loss and expense ratios. At January 1, 2013, we adopted new SAP pension guidance, which required the recognition of service costs for non-vested participants. In accordance with GAAP, service costs related to non-vested participants were recognized over the vesting period. See “Critical Accounting Policies – Pension and Postretirement Benefit Obligations section included in Item 7 of our 2012 Form 10-K.

All references to financial measures or components thereof in this discussion are calculated on a GAAP basis, unless otherwise noted.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth our insurance segments’ SAP underwriting loss and SAP combined ratio for the three and six months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$121.7		100.1		63.3		285.1

Earned premiums	117.2		89.6		56.7		263.5
Cat loss and ALAE	8.6	7.4	9.5	10.5	3.1	5.5	21.2	8.1
Non-cat loss and ALAE	71.6	61.1	41.2	46.1	35.5	62.3	148.3	56.2
ULAE	11.1	9.4	4.7	5.3	1.6	2.8	17.4	6.6
Underwriting expenses	32.7	26.9	38.7	38.6	22.5	35.5	93.9	33.0

SAP underwriting loss and SAP combined ratio	$(6.8)	104.8	(4.5)	100.5	(6.0)	106.1	(17.3)	103.9

($ millions)	Three months ended June 30, 2012
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$121.2		90.6		57.6		269.4

Earned premiums	117.2		79.4		61.8		258.4
Cat loss and ALAE	17.1	14.6	16.6	20.9	0.3	0.5	34.0	13.2
Non-cat loss and ALAE	68.2	58.2	39.3	49.5	41.0	66.5	148.5	57.4
ULAE	12.0	10.3	5.1	6.5	2.1	3.4	19.2	7.5
Underwriting expenses	30.6	25.3	35.1	38.7	18.5	32.1	84.2	31.3

SAP underwriting loss and SAP combined ratio	$(10.7)	108.4	(16.7)	115.6	(0.1)	102.5	(27.5)	109.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Six months ended June 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$236.2		192.0		120.6		548.8

Earned premiums	231.9		178.1		114.8		524.8
Cat loss and ALAE	9.2	4.0	13.7	7.7	2.9	2.6	25.8	4.9
Non-cat loss and ALAE	140.3	60.5	87.4	49.0	73.6	64.0	301.3	57.4
ULAE	21.3	9.2	9.9	5.6	2.4	2.1	33.6	6.4
Underwriting expenses	66.6	28.2	76.9	40.0	43.6	36.2	187.1	34.1

SAP underwriting loss and SAP combined ratio	$(5.5)	101.9	(9.8)	102.3	(7.7)	104.9	(23.0)	102.8

($ millions)	Six months ended June 30, 2012
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Written premiums	$234.2		170.6		127.9		532.7

Earned premiums	234.7		156.7		121.9		513.3
Cat loss and ALAE	22.9	9.8	30.8	19.6	0.3	0.3	54.0	10.5
Non-cat loss and ALAE	137.6	58.6	77.2	49.3	86.5	70.9	301.3	58.8
ULAE	23.3	9.9	10.9	7.0	4.0	3.2	38.2	7.4
Underwriting expenses	62.5	26.7	71.2	41.7	43.5	34.0	177.2	33.3

SAP underwriting loss and SAP combined ratio	$(11.6)	105.0	(33.4)	117.6	(12.4)	108.4	(57.4)	110.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment

The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and six months ended June 30, 2013 and 2012:

Table 1

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2013	2012	% Change	2013	2012	% Change
Personal insurance segment:
Personal auto	$97.4	97.5	(0.1)	$191.3	191.5	(0.1)
Homeowners	16.4	15.8	3.8	29.4	27.6	6.5
Other personal	7.9	7.9	—	15.5	15.1	2.6

Total personal	$121.7	121.2	0.4	$236.2	234.2	0.9

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2013 and 2012:

Table 2

	($ millions)%
Three months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Personal insurance segment:
Personal auto	$95.3	3.2	61.5	64.7	3.4	64.5	67.9
Homeowners	14.5	3.9	6.3	10.2	27.2	43.6	70.8
Other personal	7.4	1.5	3.8	5.3	20.0	52.0	72.0
Total personal	117.2	8.6	71.6	80.2	7.4	61.1	68.5
ULAE	—	—	—	11.1	—	—	9.4
Total Loss and LAE	$117.2	8.6	71.6	91.3	7.4	61.1	77.9

2012
Personal insurance segment:
Personal auto	$95.8	7.4	57.8	65.2	7.7	60.3	68.0
Homeowners	14.5	7.6	7.2	14.8	53.0	50.0	103.0
Other personal	6.9	2.1	3.2	5.3	29.9	46.3	76.2
Total personal	117.2	17.1	68.2	85.3	14.6	58.2	72.8
ULAE	—	—	—	12.0	—	—	10.3
Total Loss and LAE	$117.2	17.1	68.2	97.3	14.6	58.2	83.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 3

	($ millions)%
Six months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Personal insurance segment:
Personal auto	$190.2	3.6	122.6	126.2	1.9	64.4	66.3
Homeowners	27.0	4.4	12.1	16.5	16.3	45.1	61.4
Other personal	14.7	1.2	5.6	6.8	8.2	38.0	46.2
Total personal	231.9	9.2	140.3	149.5	4.0	60.5	64.5
ULAE	—	—	—	21.3	—	—	9.2
Total Loss and LAE	$231.9	9.2	140.3	170.8	4.0	60.5	73.7

2012
Personal insurance segment:
Personal auto	$191.8	10.2	117.3	127.5	5.3	61.2	66.5
Homeowners	29.1	7.7	14.9	22.6	26.5	51.4	77.9
Other personal	13.8	5.0	5.4	10.4	35.8	39.1	74.9
Total personal	234.7	22.9	137.6	160.5	9.8	58.6	68.4
ULAE	—	—	—	23.3	—	—	9.9
Total Loss and LAE	$234.7	22.9	137.6	183.8	9.8	58.6	78.3

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for our personal insurance segment before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2013 and 2012:

Reconciliation Table 9

Three months ended June 30, 2013

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$121.7	$49.4	$171.1
Earned premiums	117.2	43.5	160.7
Losses and LAE Incurred:
Cat loss and ALAE	8.6	12.2	20.8
Non-cat loss and ALAE	71.6	22.0	93.6

Total Loss and ALAE	80.2	34.2	114.4
ULAE	11.1	—	11.1

Total Loss and LAE incurred	91.3	34.2	125.5
Underwriting expenses	32.7	14.3	47.0

Net underwriting loss	$(6.8)	$(5.0)	$(11.8)

Cat loss and ALAE ratio	7.4%	28.0%	12.9%
Non-cat loss and ALAE ratio	61.1%	50.6%	58.2%

Total Loss and ALAE ratio	68.5%	78.6%	71.1%
ULAE ratio	9.4%	—	6.9%

Total Loss and LAE ratio	77.9%	78.6%	78.0%
Expense ratio	26.9%	29.0%	27.5%

Combined ratio	104.8%	107.6%	105.5%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 10

Six months ended June 30, 2013

($ millions)	SAP HO QS Arrangement Cession - Personal Insurance
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$236.2	$87.3	$323.5
Earned premiums	231.9	88.9	320.8
Losses and LAE Incurred:
Cat loss and ALAE	9.2	14.2	23.4
Non-cat loss and ALAE	140.3	39.3	179.6

Total Loss and ALAE	149.5	53.5	203.0
ULAE	21.3	—	21.3

Total Loss and LAE incurred	170.8	53.5	224.3
Underwriting expenses	66.6	25.3	91.9

Net underwriting (loss) gain	$(5.5)	$10.1	$4.6

Cat loss and ALAE ratio	4.0%	16.0%	7.3%
Non-cat loss and ALAE ratio	60.5%	44.2%	56.0%

Total Loss and ALAE ratio	64.5%	60.2%	63.3%
ULAE ratio	9.2%	—	6.6%

Total Loss and LAE ratio	73.7%	60.2%	69.9%
Expense ratio	28.2%	29.0%	28.4%

Combined ratio	101.9%	89.2%	98.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 11

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

Personal auto net written premiums for the three and six months ended June 30, 2013 decreased slightly compared to the same 2012 periods (Table 1). This decrease in premiums was primarily due to actions taken in our homeowners book of business (discussed below) which have impacted our companion auto policies, offset by rate increases and new business growth in states less prone to wind damage.

The personal auto SAP non-catastrophe loss ratio for the three and six months ended June 30, 2013 increased 4.2 points and 3.2 points, respectively, compared to the same 2012 periods, primarily due to increases in personal injury protection, physical property damage and other liability loss costs (Tables 2 and 3). The increase in personal injury protection was driven by adverse prior year loss development, primarily in Michigan. We continue to aggressively address our rate needs in the personal auto line of business and have filed rate increases in the mid-single digit range to offset loss cost trends, primarily relating to bodily injury claims.

Homeowners net written premiums for the three and six months ended June 30, 2013 increased 3.8% and 6.5%, respectively, compared to the same 2012 periods primarily due to rate increases (Table 1). While our policies in force have decreased, we are collecting more premiums with fewer exposures. We continued to address our rate needs in homeowners by filing rate increases in the range of high single to low double digits in the first half of 2013. In addition to rate increases, we continue to utilize the following strategies to improve our homeowners’ results.

•

CustomFitSM homeowners: During 2012, we developed a second generation CustomFit homeowners product, which enhances our ability to model and price appropriately for non-weather related losses. This second generation of CustomFit homeowners was deployed in two active states in late 2012, with plans for two additional states in 2013.

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

•

Wind and hail deductibles: We have implemented mandatory wind and hail deductibles in all targeted catastrophe prone states. We continue to evaluate the implementation of this loss mitigation tool in other states at annual rate reviews.

The as reported homeowners SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2013 improved 6.4 points and 6.3 points, respectively, when compared to the same 2012 periods (Tables 2 and 3). The pro forma homeowners SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2013 improved 6.6 points and 7.5 points, respectively, when compared to the same 2012 periods (Reconciliation Tables 13-16). Our non-catastrophe loss and ALAE ratio improved as a result of prior year rate actions emerging in earned premiums.

The as reported homeowners catastrophe loss ratio for the three and six months ended June 30, 2013 improved 25.8 points and 10.2 points, respectively, when compared to the same 2012 periods (Tables 2 and 3). In the second quarter of 2012, catastrophe losses occurred from a derecho storm system, which moved through the Midwest and Mid-Atlantic in late June. The impact of this storm system on the three and six months ended June 30, 2012 homeowners catastrophe loss ratio was 21.7 points and 10.8 points, respectively.

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three and six months ended June 30, 2013 and 2012:

Reconciliation Table 13

Three months ended June 30, 2013

($ millions)	SAP HO QS Arrangement Cession - Homeowners
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$16.4	$49.4	$65.8
Earned premiums	14.5	43.5	58.0
Losses and LAE incurred:
Cat loss and ALAE	3.9	12.2	16.1
Non-cat loss and ALAE	6.3	22.0	28.3

Total Loss and ALAE incurred	$10.2	$34.2	$44.4

Cat loss and ALAE ratio	27.2%	28.0%	27.8%
Non-cat loss and ALAE ratio	43.6%	50.6%	48.8%

Total Loss and ALAE ratio	70.8%	78.6%	76.6%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 14

Six months ended June 30, 2013

($ millions)	SAP HO QS Arrangement Cession - Homeowners
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$29.4	$87.3	$116.7
Earned premiums	27.0	88.9	115.9
Losses and LAE incurred:
Cat loss and ALAE	4.4	14.2	18.6
Non-cat loss and ALAE	12.1	39.3	51.4

Total Loss and ALAE incurred	$16.5	$53.5	$70.0

Cat loss and ALAE ratio	16.3%	16.0%	16.0%
Non-cat loss and ALAE ratio	45.1%	44.2%	44.3%

Total Loss and ALAE ratio	61.4%	60.2%	60.3%

Reconciliation Table 15

Three months ended June 30, 2012

($ millions)	SAP HO QS Arrangement Cession - Homeowners
	As Reported	HO QS Cession	Pro-Forma without HO QS Cession
Net written premiums	$15.8	$47.7	$63.5
Earned premiums	14.5	41.8	56.3
Losses and LAE incurred:
Cat loss and ALAE	7.6	30.1	37.7
Non-cat loss and ALAE	7.2	24.0	31.2

Total Loss and ALAE incurred	$14.8	$54.1	$68.9

Cat loss and ALAE ratio	53.0%	72.0%	67.0%
Non-cat loss and ALAE ratio	50.0%	57.4%	55.4%

Total Loss and ALAE ratio	103.0%	129.4%	122.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 16

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

Business Insurance Segment

The following tables set forth the net written premiums by major product line of business for our business insurance segment for the three and six months ended June 30, 2013 and 2012:

Table 4

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2013	2012	% Change	2013	2012	% Change
Business insurance segment:
Commercial auto	$27.1	25.2	7.5	$50.5	46.2	9.3
Commercial multi-peril	28.9	26.2	10.3	56.8	49.9	13.8
Fire & allied lines	20.5	18.8	9.0	39.0	36.7	6.3
Other & product liability	18.6	15.4	20.8	36.2	28.8	25.7
Other commercial	5.0	5.0	—	9.5	9.0	5.6

Total business	$100.1	90.6	10.5	$192.0	170.6	12.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2013 and 2012:

Table 5

	($ millions)%
Three months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Business insurance segment:
Commercial auto	$23.1	0.5	14.0	14.5	2.3	60.6	62.9
Commercial multi-peril	26.8	5.5	12.4	17.9	20.2	46.8	67.0
Fire & allied lines	19.2	3.5	5.4	8.9	18.0	28.2	46.2
Other & product liability	16.0	—	7.5	7.5	—	46.7	46.7
Other commercial	4.5	—	1.9	1.9	0.7	41.0	41.7
Total business	89.6	9.5	41.2	50.7	10.5	46.1	56.6
ULAE	—	—	—	4.7	—	—	5.3
Total Loss and LAE	$89.6	9.5	41.2	55.4	10.5	46.1	61.9

2012
Business insurance segment:
Commercial auto	$19.9	0.4	11.2	11.6	2.0	56.3	58.3
Commercial multi-peril	23.1	7.0	15.6	22.6	30.4	67.6	98.0
Fire & allied lines	18.4	9.1	5.6	14.7	49.5	30.4	79.9
Other & product liability	13.7	—	5.6	5.6	—	40.7	40.7
Other commercial	4.3	0.1	1.3	1.4	0.9	31.9	32.8
Total business	79.4	16.6	39.3	55.9	20.9	49.5	70.4
ULAE	—	—	—	5.1	—	—	6.5
Total Loss and LAE	$79.4	16.6	39.3	61.0	20.9	49.5	76.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

	($ millions)%
Six months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Business insurance segment:
Commercial auto	$45.5	0.7	27.3	28.0	1.6	59.9	61.5
Commercial multi-peril	52.7	7.9	27.1	35.0	15.0	51.4	66.4
Fire & allied lines	38.3	5.1	11.1	16.2	13.2	29.1	42.3
Other & product liability	32.5	—	17.3	17.3	—	53.0	53.0
Other commercial	9.1	—	4.6	4.6	0.3	50.6	50.9
Total business	178.1	13.7	87.4	101.1	7.7	49.0	56.7
ULAE	—	—	—	9.9	—	—	5.6
Total Loss and LAE	$178.1	13.7	87.4	111.0	7.7	49.0	62.3

2012
Business insurance segment:
Commercial auto	$39.0	0.6	22.9	23.5	1.5	58.7	60.2
Commercial multi-peril	45.3	11.5	25.8	37.3	25.5	57.0	82.5
Fire & allied lines	37.0	18.6	11.9	30.5	50.1	32.2	82.3
Other & product liability	26.8	—	14.1	14.1	—	52.4	52.4
Other commercial	8.6	0.1	2.5	2.6	0.6	30.5	31.1
Total business	156.7	30.8	77.2	108.0	19.6	49.3	68.9
ULAE	—	—	—	10.9	—	—	7.0
Total Loss and LAE	$156.7	30.8	77.2	118.9	19.6	49.3	75.9

Net written premiums for the business insurance segment for the three and six months ended June 30, 2013 increased 10.5% and 12.5%, respectively, compared to the same 2012 periods (Table 4). This increase in premiums was primarily due to (i) writing larger average premium new business accounts, (ii) achieving price increases in the high single digits, and (iii) experiencing more growth on existing polices due to improved economic conditions. Also contributing to this growth was the umbrella quota share reinsurance arrangement, which was terminated effective July 1, 2012. For the three and six months ended June 30, 2012, $4.0 and $7.6 million, respectively, of written premiums were ceded under the umbrella treaty. For the three and six months ended June 30, 2013, the termination of this umbrella treaty accounted for 4.7 points and 4.8 points of the 10.5% and 12.5%, respectively, of the net written premiums growth discussed above.

The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and six months ended June 30, 2013 was 46.1 and 49.0 loss ratio points, respectively, compared to 49.5 and 49.3 loss ratio points, respectively, for the same 2012 periods (Tables 5 and 6). The overall improvement was primarily a result of our prior period rate actions and new business growth emerging in earned premiums, as well as a decrease in the number and average size of large losses in 2013.

For the three and six months ended June 30, 2013, the commercial multi-peril SAP non-catastrophe loss and ALAE ratios improved 20.8 and 5.6 points, respectively, compared to the same 2012 periods, primarily due to a decrease in the number and average size of large losses. For the three and six months ended June 30, 2013, the commercial auto SAP non-catastrophe loss and ALAE ratios increased 4.3 and 1.2 points, respectively, compared to the same 2012 periods. This increase was primarily driven by greater prior year favorable development in reserves for 2012 in the liability coverages compared to the prior year favorable development in reserves for 2013.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The business insurance segment’s catastrophe loss and ALAE ratio for the three and six months ended June 30, 2013 was 10.5 and 7.7 loss ratio points compared to 20.9 and 19.6 loss ratio points for the same 2012 periods (Tables 5 and 6). In the second quarter of 2012, catastrophe losses occurred from a derecho storm system, which moved through the Midwest and Mid-Atlantic in late June. The impact of this storm system on the three and six months June 30, 2012 business insurance segment catastrophe loss ratio was 7.0 and 3.5 points, respectively.

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

Additionally, we are concentrating on accounts which produce $100,000 or more in premium. These large accounts will typically have over $3.0 million of payroll and more than $25.0 million in sales. We believe our risk consulting and claims management will provide value to both our independent agents and policyholders in writing these larger accounts.

Specialty Insurance Segment

Effective January 1, 2013 our units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ compensation to the four units of Excess & Surplus property, Excess & Surplus casualty, Programs (which includes the former RED unit) and Workers’ compensation. Previously reported financial information has been revised to reflect the effect of the change in units. The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and six months ended June 30, 2013 and 2012.

Table 7

($ millions)	Three months ended June 30			Six months ended June 30
	Net Written Premiums
	2013	2012	% Change	2013	2012	% Change
Specialty insurance segment:
Excess & Surplus property	$13.6	10.1	34.7	$23.0	15.9	44.7
Excess & Surplus casualty	10.8	8.5	27.1	20.8	17.5	18.9
Programs	20.0	20.4	(2.0)	39.0	57.6	(32.3)
Workers’ compensation	18.9	18.6	1.6	37.8	36.9	2.4

Total specialty	$63.3	57.6	9.9	$120.6	127.9	(5.7)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and six months ended June 30, 2013 and 2012:

Table 8

	($ millions)%
Three months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Specialty insurance segment:
Excess & Surplus property	$7.4	2.5	1.3	3.8	34.8	16.4	51.2
Excess & Surplus casualty	9.5	—	4.3	4.3	—	45.3	45.3
Programs	22.0	0.6	18.0	18.6	2.6	81.3	83.9
Workers’ compensation	17.8	—	11.9	11.9	—	66.9	66.9
Total specialty	56.7	3.1	35.5	38.6	5.5	62.3	67.8
ULAE	—	—	—	1.6	—	—	2.8
Total Loss and LAE	$56.7	3.1	35.5	40.2	5.5	62.3	70.6

2012
Specialty insurance segment:
Excess & Surplus property	$5.2	0.2	(0.3)	(0.1)	5.1	(6.7)	(1.6)
Excess & Surplus casualty	8.2	—	(0.3)	(0.3)	—	(3.3)	(3.3)
Programs	31.7	0.1	30.7	30.8	0.2	97.1	97.3
Workers’ compensation	16.7	—	10.9	10.9	—	65.5	65.5
Total specialty	61.8	0.3	41.0	41.3	0.5	66.5	67.0
ULAE	—	—	—	2.1	—	—	3.4
Total Loss and LAE	$61.8	0.3	41.0	43.4	0.5	66.5	70.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 9

	($ millions)%
Six months ended June 30 Statutory Loss and LAE Ratios	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Specialty insurance segment:
Excess & Surplus property	$15.2	2.5	2.7	5.2	16.9	17.0	33.9
Excess & Surplus casualty	18.7	—	9.3	9.3	—	49.7	49.7
Programs	45.9	0.4	39.1	39.5	0.8	85.2	86.0
Workers’ compensation	35.0	—	22.5	22.5	—	64.3	64.3
Total specialty	114.8	2.9	73.6	76.5	2.6	64.0	66.6
ULAE	—	—	—	2.4	—	—	2.1
Total Loss and LAE	$114.8	2.9	73.6	78.9	2.6	64.0	68.7

2012
Specialty insurance segment:
Excess & Surplus property	$9.9	0.2	0.3	0.5	2.8	2.2	5.0
Excess & Surplus casualty	15.9	—	3.9	3.9	—	24.5	24.5
Programs	64.3	0.1	58.9	59.0	0.1	91.6	91.7
Workers’ compensation	31.8	—	23.4	23.4	—	73.8	73.8
Total specialty	121.9	0.3	86.5	86.8	0.3	70.9	71.2
ULAE	—	—	—	4.0	—	—	3.2
Total Loss and LAE	$121.9	0.3	86.5	90.8	0.3	70.9	74.4

The business written by our former RED unit is in run-off. As a result, its impact on our specialty insurance segment was less significant in the first half of 2013 compared to the first half of 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators of our specialty insurance segment before and after the impact of our former RED unit’s underwriting results for the three and six months ended June 30, 2013 and 2012:

Reconciliation Table 17

Three months ended June 30, 2013

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$63.3	$(0.3)	$63.6
Earned premiums	56.7	6.9	49.8
Losses and LAE incurred:
Cat loss and ALAE	3.1	0.6	2.5
Non-cat loss and ALAE	35.5	7.4	28.1

Total Loss and ALAE	38.6	8.0	30.6
ULAE	1.6	0.4	1.2

Total Loss and LAE incurred	40.2	8.4	31.8

Underwriting expenses	22.5	0.7	21.8

Net underwriting loss	$(6.0)	$(2.2)	$(3.8)

Cat loss and ALAE ratio	5.5%	8.7%	5.0%
Non-cat loss and ALAE ratio	62.3%	107.2%	56.4%

Total Loss and ALAE ratio	67.8%	115.9%	61.4%
ULAE ratio	2.8%	5.8%	2.4%

Total Loss and LAE ratio	70.6%	121.7%	63.8%

Expense ratio	35.5%	(233.3)%	34.3%

Combined ratio	106.1%	(111.6)%	98.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 18

Six months ended June 30, 2013

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$120.6	$0.1	$120.5
Earned premiums	114.8	17.9	96.9
Losses and LAE incurred:
Cat loss and ALAE	2.9	0.4	2.5
Non-cat loss and ALAE	73.6	20.0	53.6

Total Loss and ALAE	76.5	20.4	56.1
ULAE	2.4	1.0	1.4

Total Loss and LAE incurred	78.9	21.4	57.5

Underwriting expenses	43.6	1.5	42.1

Net underwriting loss	$(7.7)	$(5.0)	$(2.7)

Cat loss and ALAE ratio	2.6%	2.2%	2.6%
Non-cat loss and ALAE ratio	64.0%	111.7%	55.3%

Total Loss and ALAE ratio	66.6%	113.9%	57.9%
ULAE ratio	2.1%	5.6%	1.4%

Total Loss and LAE ratio	68.7%	119.5%	59.3%

Expense ratio	36.2%	1,500.0%	34.9%

Combined ratio	104.9%	1,619.5%	94.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 19

Three months ended June 30, 2012

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$57.6	$11.4	$46.2
Earned premiums	61.8	26.5	35.3
Losses and LAE incurred:
Cat loss and ALAE	0.3	—	0.3
Non-cat loss and ALAE	41.0	24.2	16.8

Total Loss and ALAE	41.3	24.2	17.1
ULAE	2.1	1.2	0.9

Total Loss and LAE incurred	43.4	25.4	18.0

Underwriting expenses	18.5	4.2	14.3

Net underwriting (loss) gain	$(0.1)	$(3.1)	$3.0

Cat loss and ALAE ratio	0.5%	—	0.8%
Non-cat loss and ALAE ratio	66.5%	91.3%	47.6%

Total Loss and ALAE ratio	67.0%	91.3%	48.4%
ULAE ratio	3.4%	4.5%	2.5%

Total Loss and LAE ratio	70.4%	95.8%	50.9%

Expense ratio	32.1%	36.8%	31.0%

Combined ratio	102.5%	132.6%	81.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 20

Six months ended June 30, 2012

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
	As Reported	RED	Pro-Forma without RED
Net written premiums	$127.9	$42.9	$85.0
Earned premiums	121.9	55.1	66.8
Losses and LAE incurred:
Cat loss and ALAE	0.3	—	0.3
Non-cat loss and ALAE	86.5	49.3	37.2

Total Loss and ALAE	86.8	49.3	37.5
ULAE	4.0	2.4	1.6

Total Loss and LAE incurred	90.8	51.7	39.1

Underwriting expenses	43.5	16.5	27.0

Net underwriting (loss) gain	$(12.4)	$(13.1)	$0.7

Cat loss and ALAE ratio	0.3%	—	0.4%
Non-cat loss and ALAE ratio	70.9%	89.5%	55.7%

Total Loss and ALAE ratio	71.2%	89.5%	56.1%
ULAE ratio	3.2%	4.4%	2.4%

Total Loss and LAE ratio	74.4%	93.9%	58.5%

Expense ratio	34.0%	38.5%	31.8%

Combined ratio	108.4%	132.4%	90.3%

Net written premiums for the specialty insurance segment for the three and six months ended June 30, 2013 increased 9.9% and decreased 5.7%, respectively, compared to the same 2012 periods (Table 7). Excluding the impact of the net written premiums of our former RED unit, the specialty insurance segment net written premiums for the three and six months ended June 30, 2013 increased 37.7% and 41.8%, respectively, compared to the same 2012 periods (Reconciliation Tables 17-20). The Excess & Surplus property unit growth was due to a combination of rate increases and new business, while the Programs growth was almost entirely driven by new programs added during 2012. The SAP non-catastrophe loss and ALAE ratio for the specialty insurance segment for the three and six months ended June 30, 2013 improved 4.2 points and 6.9 points, respectively, compared to the same 2012 periods, primarily due to the termination of substantially all of the business written through our former RED unit in 2012 (Tables 8 and 9).

Net written premiums for the Excess & Surplus property unit for the three and six months ended June 30, 2013 increased 34.7% and 44.7%, respectively, compared to the same 2012 periods (Table 7). The growth in this unit was primarily due to increased new business, rate increases of approximately 6.3%, favorable property catastrophe reinsurance premium adjustments during the first half of 2013 and premium from a rollover book of business through one of our distribution partners. The SAP non-catastrophe loss and ALAE ratio for the Excess & surplus property unit for the three and six months ended June 30, 2013 increased 23.1 points and 14.8 points, respectively, when compared to the same 2012 periods (Tables 8 and 9). The increase was driven primarily by greater prior year favorable development in the second quarter of 2012 compared to the prior year favorable development in reserves for the second quarter of 2013. The catastrophe loss ratio for the three and six months ended June 30, 2013, increased 29.7 points and 14.1 points, respectively, compared to the same 2012 periods, primarily due to a large hail loss in Oklahoma.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net written premiums for the Excess & Surplus casualty unit for the three and six months ended June 30, 2013 increased 27.1% and 18.9%, respectively, compared to the same 2012 periods (Table 7). The growth in this unit is primarily due to organic growth in our Umbrella and General Liability policies as staff additions in these underwriting units has allowed us to maintain service levels with our brokers as submission activity increases. The SAP non-catastrophe loss and ALAE ratio for the Excess & surplus casualty unit for the three and six months ended June 30, 2013 increased 48.6 points and 25.2 points, respectively, compared to the same 2012 periods (Tables 8 and 9). This increase was primarily driven by greater prior year favorable development in reserves for the second quarter of 2012 compared to the prior year favorable development in reserves for the second quarter of 2013.

Net written premiums for our Programs unit for the three and six months ended June 30, 2013 decreased 2.0% and 32.3%, respectively, compared to the same 2012 periods (Table 7). Excluding the impact of the net written premiums of our former RED unit, the Programs unit net written premiums increased $11.3 million and $24.2 million, respectively (Reconciliation tables 21-24). The growth for the three and six months ended June 30, 2013 was driven by premiums generated from programs that were initiated in the second half of 2012. We believe that we will grow our Programs unit by targeting small to medium sized programs using managing general underwriters who have proven track records in terms of profitability and distribution. The SAP non-catastrophe loss and ALAE ratio for the Programs unit, excluding the RED unit, for the three and six months ended June 30, 2013 decreased 54.8 points and 36.1 points, respectively, compared to the same 2012 periods (Reconciliation Tables 21-24). The decrease was driven primarily by underwriting actions and rate increases in the low double digits initiated in 2012 for the largest program that specializes in tow trucking and used car dealerships.

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the Programs unit before and after the impact of our former RED unit’s underwriting results for the three and six months ended June 30, 2013 and 2012:

Reconciliation Table 21

Three months ended June 30, 2013

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
	As Reported	RED	Pro-Forma without RED
Net written premiums	$20.0	$(0.3)	$20.3
Earned premiums	22.0	6.9	15.1
Losses and LAE incurred:
Cat loss and ALAE	0.6	0.6	—
Non-cat loss and ALAE	18.0	7.4	10.6

Total Loss and ALAE incurred	$18.6	$8.0	$10.6

Cat loss and ALAE ratio	2.6%	8.7%	—
Non-cat loss and ALAE ratio	81.3%	107.2%	70.2%

Total Loss and ALAE ratio	83.9%	115.9%	70.2%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 22

Six months ended June 30, 2013

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
	As Reported	RED	Pro-Forma without RED
Net written premiums	$39.0	$0.1	$38.9
Earned premiums	45.9	17.9	28.0
Losses and LAE incurred:
Cat loss and ALAE	0.4	0.4	—
Non-cat loss and ALAE	39.1	20.0	19.1

Total Loss and ALAE incurred	$39.5	$20.4	$19.1

Cat loss and ALAE ratio	0.8%	2.2%	—
Non-cat loss and ALAE ratio	85.2%	111.7%	68.2%

Total Loss and ALAE ratio	86.0%	113.9%	68.2%

Reconciliation Table 23

Three months ended June 30, 2012

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
	As Reported	RED	Pro-Forma without RED
Net written premiums	$20.4	$11.4	$9.0
Earned premiums	31.7	26.5	5.2
Losses and LAE incurred:
Cat loss and ALAE	0.1	—	0.1
Non-cat loss and ALAE	30.7	24.2	6.5

Total Loss and ALAE incurred	$30.8	$24.2	$6.6

Cat loss and ALAE ratio	0.3%	—	1.9%
Non-cat loss and ALAE ratio	96.8%	91.3%	125.0%

Total Loss and ALAE ratio	97.1%	91.3%	126.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 24

Six months ended June 30, 2012

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
	As Reported	RED	Pro-Forma without RED
Net written premiums	$57.6	$42.9	$14.7
Earned premiums	64.3	55.1	9.2
Losses and LAE incurred:
Cat loss and ALAE	0.1	—	0.1
Non-cat loss and ALAE	58.9	49.3	9.6

Total Loss and ALAE incurred	$59.0	$49.3	$9.7

Cat loss and ALAE ratio	0.2%	—	1.1%
Non-cat loss and ALAE ratio	91.6%	89.5%	104.3%

Total Loss and ALAE ratio	91.8%	89.5%	105.4%

Net written premiums for our Workers’ compensation unit for the three and six months ended June 30, 2013, increased 1.6% and 2.4%, respectively, compared to the same 2012 periods (Table 7). The increase was primarily due to rate increases. The Workers’ compensation unit’s SAP non-catastrophe loss and ALAE ratio for the three months ended June 30, 2013 was comparable to the same 2012 period. The Workers’ compensation unit’s SAP non-catastrophe loss and ALAE ratio for the six months ended June 30, 2013 improved 9.5 points when compared to the same 2012 period (Tables 8 and 9). This improvement was attributable to more favorable development of prior accident years in the first half of 2013 as compared to the first half of 2012. We anticipate solid underwriting results from our targeted workers’ compensation strategy which focuses on accounts under $10,000 and our historically profitable large account debit mod business which focuses on accounts with higher than average losses driven mostly by soft tissue issues.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable

The following table sets forth losses and loss expenses payable by major line of business at June 30, 2013 and December 31, 2012:

($ millions)	June 30, 2013	December 31, 2012	$ Change
Personal insurance segment:
Personal auto	$186.0	$186.1	(0.1)
Homeowners	30.4	34.6	(4.2)
Other personal	11.8	10.3	1.5

Total personal	228.2	231.0	(2.8)

Business insurance segment:
Commercial auto	81.4	77.4	4.0
Commercial multi-peril	89.2	80.4	8.8
Fire & allied lines	19.3	21.5	(2.2)
Other & product liability	159.4	159.6	(0.2)
Other business	2.9	2.9	—

Total business	352.2	341.8	10.4

Specialty insurance segment:
Excess & Surplus property	8.8	5.1	3.7
Excess & Surplus casualty	54.8	49.0	5.8
Programs	147.9	152.7	(4.8)
Workers’ compensation	150.6	149.1	1.5

Total specialty	362.1	355.9	6.2

Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$942.5	$928.7	13.8

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

The risks and uncertainties inherent in our estimates include, but are not limited to, actual settlement experience different from historical data, trends, changes in business and economic conditions, court decisions creating unanticipated liabilities, ongoing interpretation of policy provisions by the courts, inconsistent decisions in lawsuits regarding coverage and additional information discovered before settlement of claims. Our results of operations and financial condition could be impacted, perhaps significantly, in the future if the ultimate payments required to settle claims vary from the liability currently recorded. For a discussion of our reserving methodologies as well as a measure of sensitivity discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Expenses Payable” in Item 7 of the 2012 Form 10-K.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Acquisition and Operating Expenses

Our GAAP expense ratios were 33.0 and 32.3 for the three months ended June 30, 2013 and 2012, respectively, and 33.5 and 33.3 for the six months ended June 30, 2013 and 2012, respectively. Acquisition and operating expenses for the three and six months ended June 30, 2013 increased $3.4 million and $4.6 million, respectively, compared to the same 2012 periods. The increase for the three and six months ended June 30, 2013, was largely driven by increases in incentive compensation and contingent commissions.

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

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At June 30, 2013, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.

For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2012 Form 10-K.

Composition of Investment Portfolio

The following table sets forth the composition of our investment portfolio at carrying value at June 30, 2013 and December 31, 2012:

($ millions)	June 30, 2013	% of Total	December 31, 2012	% of Total
Cash and cash equivalents	$68.5	3.0	$59.0	2.5
Fixed maturities, at fair value:
Fixed maturities	1,608.6	70.6	1,674.1	72.0
Treasury inflation-protected securities	212.3	9.3	231.0	9.9

Total fixed maturities	1,820.9	79.9	1,905.1	81.9
Notes receivable from affiliate (1)	70.0	3.1	70.0	3.0
Equity securities, at fair value:
Large-cap securities	187.9	8.2	174.2	7.5
Small-cap securities	61.0	2.7	54.2	2.3

Total equity securities	248.9	10.9	228.4	9.8
Other invested assets, at fair value:
International funds	63.4	2.8	59.0	2.6
Other invested assets	5.8	0.3	5.4	0.2

Total other invested assets, at fair value	69.2	3.1	64.4	2.8
Other invested assets, at cost	0.5	—	0.5	—

Total portfolio	$2,278.0	100.0	$2,327.4	100.0

(1)

In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

________

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at June 30, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$55.6	56.4
Due after 1 year through 5 years	331.4	348.0
Due after 5 years through 10 years	386.7	405.1
Due after 10 years	659.5	664.0
U.S. government agencies residential mortgage-backed securities	337.3	347.4

Total	$1,770.5	1,820.9

Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.85 and 4.05 as of June 30, 2013 and December 31, 2012, respectively.

Investment Operations Revenue

The following table sets forth the components of net investment income for the three months ended June 30, 2013 and 2012:

($ millions)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Gross investment income:
Fixed maturities	$17.2	18.7	$32.0	34.4
Equity securities	1.6	1.0	2.8	2.0
Other	1.4	1.3	2.8	2.7

Total gross investment income	20.2	21.0	37.6	39.1
Less: Investment expenses	0.5	0.5	1.0	1.1

Net investment income	$19.7	20.5	$36.6	38.0

Average invested assets (at cost)	$2,138.8	2,124.9	$2,140.7	2,199.4
Annualized investment yield	3.7%	3.9	3.4%	3.5
Annualized investment yield, after tax	2.8%	2.9	2.7%	2.7
Net investment income, after tax	$15.2	15.5	$28.5	29.1
Effective tax rate	23.0%	24.5	22.2%	23.4

Our net investment income for the three and six months ended June 30, 2013 decreased $0.8 million and $1.4 million, respectively, when compared to the same 2012 periods. Our investment operations revenue for the three and six months ended June 30, 2013 was primarily impacted by the income earned on our Treasury Inflation-Protected Securities, which is dependent on changes in the CPI Index.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and six months ended June 30, 2013:

($ in millions)	Three months ended June 30, 2013		Six months ended June 30, 2013
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.7	19.7	1.2	58.2
Equity securities	3.4	12.8	10.0	40.3

Total realized gains	4.1	32.5	11.2	98.5

Realized losses:
Equity securities:
Sales	(0.6)	3.6	(0.7)	4.2
OTTI	(2.0)	—	(2.3)	—

Total realized losses	(2.6)	3.6	(3.0)	4.2

Net realized gain on investments	$1.5	36.1	8.2	102.7

During the first half of 2013, equity sales were executed for various reasons, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iii) in order to manage our equity holdings consistent with our investment objectives.

When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2012 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three and six months ended June 30, 2013.

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

The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013		Six months ended June 30, 2013
($ millions, except # of positions)	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	10	$(0.7)	16	$(1.0)
Large-cap securities	1	(1.3)	1	(1.3)

Total other-than-temporary impairments	11	$(2.0)	17	$(2.3)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses

Based upon our review of our investment portfolio at June 30, 2013, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at June 30, 2013:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$312.2	$18.5	42	$(2.2)	17	$328.5
Obligations of states and political subdivisions	801.6	32.5	242	(14.5)	80	819.6
Corporate securities	319.4	11.0	61	(5.0)	24	325.4
U.S. government agencies residential mortgage-backed securities	337.3	12.8	91	(2.7)	27	347.4

Total fixed maturities	1,770.5	74.8	436	(24.4)	148	1,820.9

Equity securities:
Large-cap securities	153.7	37.8	35	(3.6)	6	187.9
Small-cap securities	45.0	16.0	77	—	—	61.0

Total equity securities	198.7	53.8	112	(3.6)	6	248.9
Other invested assets	49.2	20.0	4	—	—	69.2

Total available-for-sale investments	$2,018.4	$148.6	552	$(28.0)	154	$2,139.0

The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at June 30, 2013 and December 31, 2012, and the change in unrealized holding gains, net of deferred tax, for the six months ended June 30, 2013:

($ millions)	June 30, 2013	December 31, 2012	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$50.4	128.9	(78.5)
Equity securities	50.2	32.2	18.0
Other invested assets	20.0	15.4	4.6

Unrealized gains	120.6	176.5	(55.9)

Net deferred federal income tax liability (less valuation allowance)	(44.9)	(52.5)	7.6

Unrealized gains, net of tax	$75.7	124.0	(48.3)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Fair Value Measurements

We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at June 30, 2013 and December 31, 2012.

As of June 30, 2013, Level 3 assets as a percentage of total assets were 0.4% which we have determined to be insignificant.

Other Items

Income Taxes

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. The following table sets forth the components of our federal income tax expense for the three and six months ended June 30, 2013 and 2012, respectively.

($ millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Income (loss) before federal income taxes	$6.3	$(2.7)	$26.3	$(4.7)
Current tax expense	0.1	—	0.4	—
Deferred tax (benefit) expense	(0.2)	(2.8)	4.4	(5.7)

	(0.1)	(2.8)	4.8	(5.7)
Valuation allowance	0.2	2.8	(4.4)	5.7

Total federal income tax expense	0.1	—	0.4	—

Net income (loss)	$6.2	$(2.7)	$25.9	$(4.7)

During the three and six months ended June 30, 2013, we recorded current tax expense in the income statement of $0.1 million and $0.4 million, respectively, related to the Alternative Minimum Tax (AMT). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. In our case during these periods, while we had both regular tax and AMT tax net operating loss carryforwards, the Internal Revenue Code only allows for a 90% offset of the AMT obligation; whereas, the Internal Revenue Code allows for an 100% offset of the regular tax obligation. This resulted in recording a current tax provision. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the quarter and six months then ended.

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

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and six months ended June 30, 2013 is as follows:

($ millions)	Three months ended June 30	Six months ended June 30
Continuing operations	$0.2	(4.4)
Other comprehensive income	16.5	11.4

Change in valuation allowance	$16.7	7.0

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments. However, should our written premiums decline or paid losses increase significantly, or a combination thereof, our cash flows from operations could be impacted requiring us to liquidate investments at losses. This action was not necessary for the three and six months ended June 30, 2013.

We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At June 30, 2013 and December 31, 2012, we had $68.5 million and $59.0 million, respectively, in cash and cash equivalents, and $2,139.0 million and $2,197.9 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.6 and $10.0 million of securities on deposit with insurance regulators as required by law at June 30, 2013 and December 31, 2012, respectively; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.

Net cash provided by operating activities was $11.6 for the first six months of 2013 compared to net cash used in operating activities of $324.2 million for the first six months of 2012. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was primarily due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement.

Net cash provided by investing activities was $4.5 million for the first six months of 2013 compared to $34.9 million for the first six months of 2012. The majority of the change is due to a lower level of call activity in the first six months of 2013 when compared to the first six months of 2012

Net cash used in financing activities was $6.6 million and $11.3 million for the first six months of 2013 and 2012, respectively. The decrease was due to the payment of less dividends during the first six months of 2013 compared to the same 2012 period.

Borrowing Arrangements

Credit Facility

On July 26, 2013, State Auto Financial terminated its then-current credit agreement with a syndicate of lenders, as further described below. Concurrently with the termination of this credit agreement, State Auto P&C entered into a new credit facility (the “New Credit Facility”) with a syndicate of lenders. The New Credit Facility provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the New Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The New Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the New Credit Agreement are to be fully secured by a pledge of specific investment securities of State Auto P&C. The New Credit Facility includes certain covenants, including financial covenants that require State Auto Financial to maintain a minimum net worth and not exceed a certain debt to capitalization ratio.

Prior to July 26, 2013, State Auto Financial had a $100.0 million unsecured revolving credit facility with a syndicate of lenders which was to mature in September 2016 (the “Prior Credit Facility”). The Prior Credit Agreement was terminated on July 26, 2013, and replaced with the New Credit Agreement, as described above. The Prior Credit Facility was available for general corporate purposes and provided for interest-only payments during its term. Principal and interest was to be due in full at maturity. Interest was based on LIBOR or a base rate plus a calculated margin amount. The Prior Credit Facility included certain covenants, including financial covenants that required us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio. As of both June 30, 2013 and July 26, 2013, State Auto Financial had not made any borrowings under the Prior Credit Agreement and was in compliance with all of its covenants, or compliance therewith had been waived by the lenders.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

FHLB Loan

On July 11, 2013, State Auto P&C received a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Cincinnati (the “FHLB”). State Auto P&C became a member of the FHLB during the first quarter of 2013. The FHLB Loan is a 20-year term loan, callable after three years with no prepayment penalty thereafter, in the principal amount of $85.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. Proceeds from the FHLB Loan, along with cash on hand, were used by State Auto Financial to redeem all of its outstanding Senior Notes, as further described below.

Senior Notes

On July 15, 2013, State Auto Financial completed the redemption of all of its outstanding $100.0 million 6.25% Senior Notes due November 2013. The total redemption price paid by State Auto Financial was $103.0 million, which included interest through the redemption date and a make-whole amount due to the Senior Notes being redeemed prior to their November 15, 2013 maturity date. The redemption price was funded by proceeds from the FHLB Loan and cash on hand.

The Senior Notes were general unsecured obligations ranking senior to all existing and future subordinated indebtedness and equal with all existing and future senior indebtedness. The Senior Notes were not guaranteed by State Auto Financial or any of its subsidiaries.

Subordinated Debentures

State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for June 30, 2013 and 2012 were 4.47% and 4.67%, respectively.

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

To minimize the risk of reinsurer default, the State Auto Group cedes only to third-party reinsurers who are rated A- or better by A.M. Best or Standard and Poor’s and also utilizes both domestic and international markets to diversify its credit risk. We utilize reinsurance to limit our loss exposure and contribute to our liquidity and capital resources.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES

(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Property Catastrophe

Members of the State Auto Group maintain a property catastrophe excess of loss reinsurance agreement, covering property catastrophe related events affecting at least two risks. As of June 1, 2013, this property catastrophe reinsurance agreement was revised to increase the treaty limit. Under this agreement, the State Auto Group retains the first $55.0 million of catastrophe loss, each occurrence, with a 5.0% co-participation on the next $265.0 million (previously $245.0 million) of covered loss, each occurrence. The reinsurers are responsible for 95% of the excess over $55.0 million up to $320.0 million (previously $300.0 million) of covered losses, each occurrence. Under this agreement, our companies are responsible for losses above $320.0 million (previously $300.0 million).

The State Auto Group also maintains a separate property catastrophe excess of loss reinsurance agreement covering Excess & Surplus property and Programs catastrophe related events affecting at least two risks. Under this agreement, the State Auto Group retains the first $15.0 million of catastrophe loss, each occurrence, and the reinsurers are responsible for 100% of the excess over $15.0 million up to $55.0 million of covered loss, each occurrence. The rates for this reinsurance are negotiated annually.

Property per Risk

At June 1, 2013, the State Auto Group renewed the July 1, 2012 property per risk excess of loss reinsurance agreement, aligning its effective date with that of our property catastrophe treaty. This reinsurance agreement provides that the State Auto Group is responsible for the first $1.0 million of each covered loss for Excess & Surplus property and Programs, and the first $3.0 million of each covered loss for other property business. The State Auto Group is also responsible for an additional $2.0 million in aggregate retention per treaty year for losses exceeding $3.0 million. The reinsurers are responsible for 100.0% of the loss in excess of $1.0 million for the Excess and Surplus property and Programs business and $3.0 million for other property business up to $20.0 million of covered loss. The rates for this reinsurance are negotiated annually.

For Excess & Surplus property policies, the State Auto Group also maintains a property Surplus share agreement for wind-only insurance products. This agreement provides for a proportional share of losses on all coastal wind policies written with limits greater than $5.0 million and up to $10.0 million of covered loss and all non coastal wind policies written with limits greater than $10.0 million and up to $16.0 million of covered loss. The reinsurers’ limit cannot exceed more than $5.0 million on any one risk.

Casualty and Workers’ Compensation

As of July 1, 2013, the State Auto Group renewed our casualty excess of loss reinsurance agreement. Under this agreement, the State Auto Group is responsible for the first $1.0 million of workers compensation losses, each loss occurrence, subject to an additional $1.0 million in annual aggregate retention, and $2.0 million of losses that involve auto liability, other liability and umbrella liability policies. The reinsurance agreement provides coverage up to $10.0 million. Excess & Surplus casualty and Programs risks are not subject to this casualty excess of loss reinsurance agreement.

Also, certain unusual claim situations involving bodily injury liability, property damage, uninsured motorist and personal injury protection are covered by an arrangement that provides for $30.0 million of coverage in excess of $10.0 million retention for each loss occurrence. This reinsurance sits above the $8.0 million excess of $2.0 million arrangement. The rates for this reinsurance are negotiated annually. Policies underwritten by Excess & Surplus casualty and Programs are not subject to this casualty excess of loss reinsurance agreement.

In addition to the workers’ compensation reinsurance described above, each company in the State Auto Group is party to a workers’ compensation catastrophe reinsurance agreement that provides additional reinsurance coverage for workers’ compensation losses involving multiple workers. Subject to $10.0 million of retention, reinsurers are responsible for 100% of the excess over $10.0 million up to $30.0 million of covered loss. For loss amounts over $30.0 million, the casualty excess of loss reinsurance agreement provides $20.0 million coverage in excess of $30.0 million. Workers’ compensation catastrophe coverage is subject to a “Maximum Any One Life” limitation of $10.0 million. This limitation means that losses associated with each worker may contribute no more than $10.0 million to covered loss under these agreements. The rates for the workers’ compensation catastrophe reinsurance agreement are negotiated annually.

For Excess & Surplus casualty and Programs risks, the State Auto Group has a combined casualty treaty whereby we retain the first $1.0 million of covered loss and the reinsurers are responsible for 90.0% (previously 87.0%) of loss in excess of $1.0 million up to $6.0 million. For losses arising out of its environmental, healthcare, management and professional, and umbrella product lines, this treaty also covers 100.0% of up to $5.0 million in loss in excess of $6.0. The rates for this reinsurance are negotiated annually.

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

Regulatory Considerations

At June 30, 2013, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

Credit and Financial Strength Ratings

On May 8, 2013, A.M. Best Co. affirmed the State Auto Group’s financial strength rating of A (Excellent) and revised its outlook from “stable” to “negative.”

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

MARKET RISK

With respect to Market Risk, see the discussion regarding this subject at “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Investment Operations Segment – Market Risk” in Item 7 of the 2012 Form 10-K. There have been no material changes from the information reported regarding Market Risk in the 2012 Form 10-K.

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

In April 2013, a putative class action lawsuit (Schumacher vs. State Automobile Mutual Insurance Company, et al.) was filed against State Auto Mutual, State Auto Financial and State Auto P&C in Federal District Court in Ohio. Plaintiffs claim that in connection with the homeowners policies of various State Auto companies, the coverage limits and premiums were improperly increased as a result of an insurance to value (“ITV”) program and Plaintiffs allege that they purchased coverage in excess of that which was necessary to insure them in the event of loss. Plaintiffs’ claims include breach of good faith and fair dealing, negligent misrepresentation and fraud, violation of the Ohio Deceptive Trade Practices Act, and fraudulent inducement. Plaintiffs are seeking class certification and compensatory and punitive damages to be determined by the court. The Company intends to deny any and all liability to plaintiffs or the alleged class and to vigorously defend this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description of Exhibits

10.01		Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation

10.02		Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati

10.03		Insurance Company Member Addendum to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati

10.04

Application for Callable Advance signed July 10, 2013 by State Auto Property & Casualty Insurance Company with respect to Blanket Security Agreement effective February 15, 2013 between State Auto Property & Casualty Insurance Company and Federal Home Loan Bank of Cincinnati

31.01		CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02		CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01		CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02		CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*

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

State Auto Financial Corporation

Date: August 6, 2013	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)