Form 10-Q
period 2013-09-30
State Auto Financial CORP
filed 2013-11-06
CIK 874977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No   ☒
On November 1, 2013, the Registrant had 40,663,415 Common Shares outstanding.

Index to Form 10-Q Quarterly Report for the three and nine month periods ended September 30, 2013

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

PART I – FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Balance Sheets

($ and shares in millions, except per share amount)	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $1,802.1 and $1,776.2, respectively)	$1,844.8	$1,905.1
Equity securities, available-for-sale, at fair value (cost $195.6 and $196.2, respectively)	251.1	228.4
Other invested assets, available-for-sale, at fair value (cost $49.3 and $49.0, respectively)	76.3	64.4
Other invested assets	5.0	0.5
Notes receivable from affiliate	70.0	70.0
Total investments	2,247.2	2,268.4
Cash and cash equivalents	54.3	59.0
Accrued investment income and other assets	35.5	31.5
Deferred policy acquisition costs	98.6	91.7
Reinsurance recoverable on losses and loss expenses payable	10.8	13.5
Prepaid reinsurance premiums	4.7	3.9
Due from affiliate	12.6	—
Net deferred federal income taxes	10.0	1.0
Property and equipment, at cost	8.4	8.8
Total assets	$2,482.1	$2,477.8
Liabilities and Stockholders’ Equity
Losses and loss expenses payable (affiliates $425.6 and $435.1, respectively)	$952.0	$942.2
Unearned premiums (affiliates $77.7 and $81.9, respectively)	501.5	481.6
Notes payable (affiliates $15.5 and $15.5, respectively)	100.8	115.9
Postretirement and pension benefits	102.7	113.0
Due to affiliate	—	8.6
Current federal income taxes	0.1	—
Other liabilities	91.0	79.3
Total liabilities	1,748.1	1,740.6
Stockholders’ equity:
Class A Preferred stock (nonvoting), without par value. Authorized 2.5 shares; none issued	—	—
Class B Preferred stock, without par value. Authorized 2.5 shares; none issued	—	—
Common stock, without par value. Authorized 100.0 shares; 47.4 and 47.3 shares issued, respectively, at stated value of $2.50 per share	118.6	118.1
Treasury stock, 6.8 and 6.8 shares, respectively, at cost	(115.9)	(115.8)
Additional paid-in capital	135.4	131.6
Accumulated other comprehensive income	44.5	84.2
Retained earnings	551.4	519.1
Total stockholders’ equity	734.0	737.2
Total liabilities and stockholders’ equity	$2,482.1	$2,477.8

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

	Three months ended
($ in millions, except per share amounts)	September 30
(unaudited)	2013	2012
Earned premiums (ceded to affiliates $215.2 and $203.9, respectively)	$266.0	$261.4
Net investment income (affiliate $1.3 and $1.3, respectively)	18.8	17.2
Net realized gain on investments:
Total other-than-temporary impairment losses	(0.3)	(0.7)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	7.8	7.7
Total net realized gain on investments	7.5	7.0
Other income from affiliates	0.4	0.8
Total revenues	292.7	286.4

Losses and loss expenses (ceded to affiliates $137.9 and $133.8, respectively)	178.8	201.4
Acquisition and operating expenses	90.9	86.4
Interest expense (affiliates $0.1 and $0.2, respectively)	1.6	1.8
Other expenses	2.7	2.4
Total expenses	274.0	292.0
Income (loss) before federal income taxes	18.7	(5.6)
Federal income tax expense (benefit)	0.2	(0.1)
Net income (loss)	$18.5	$(5.5)
Earnings (loss) per common share:
Basic	$0.46	$(0.14)
Diluted	$0.45	$(0.14)
Dividends paid per common share	$0.10	$0.15

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Income

	Nine months ended
($ in millions, except per share amounts)	September 30
(unaudited)	2013	2012
Earned premiums (ceded to affiliates $639.0 and $600.6, respectively)	$790.8	$774.7
Net investment income (affiliate $3.7 and $3.7, respectively)	55.4	55.2
Net realized gain on investments:
Total other-than-temporary impairment losses	(2.6)	(2.4)
Portion of loss recognized in other comprehensive income	—	—
Other net realized investment gains	18.3	23.2
Total net realized gain on investments	15.7	20.8
Other income from affiliates	1.4	2.7
Total revenues	863.3	853.4

Losses and loss expenses (ceded to affiliates $434.0 and $457.6, respectively)	537.9	594.4
Acquisition and operating expenses	266.7	257.6
Interest expense (affiliates $0.5 and $0.6, respectively)	7.1	5.3
Other expenses	6.6	6.4
Total expenses	818.3	863.7
Income (loss) before federal income taxes	45.0	(10.3)
Federal income tax expense (benefit)	0.6	(0.1)
Net income (loss)	$44.4	$(10.2)
Earnings (loss) per common share:
Basic	$1.09	$(0.25)
Diluted	$1.09	$(0.25)
Dividends paid per common share	$0.30	$0.45

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

	Three months ended
($ in millions, except per share amounts)	September 30
(unaudited)	2013	2012
Net income (loss)	$18.5	$(5.5)
Other comprehensive income, net of tax:
Net unrealized holding gain on investments:
Unrealized holding gain arising during the period ended	12.1	36.7
Reclassification adjustments for gain realized in net income (loss)	(7.5)	(7.0)
Income tax benefit (expense)	1.4	(0.3)
Total net unrealized holding gain on investments	6.0	29.4
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service costs	(1.3)	(1.3)
Transition assets	—	0.1
Net loss	2.2	2.0
Total net unrecognized benefit plan obligations	0.9	0.8
Other comprehensive income, net of tax	6.9	30.2
Comprehensive income, net of tax	$25.4	$24.7

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Consolidated Statements of Comprehensive Income

	Nine months ended
($ in millions, except per share amounts)	September 30
(unaudited)	2013	2012
Net income (loss)	$44.4	$(10.2)
Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on investments:
Unrealized holding (loss) gain arising during the period ended	(35.6)	59.3
Reclassification adjustments for gain realized in net income (loss)	(15.7)	(20.8)
Income tax benefit	9.0	—
Total net unrealized holding (loss) gain on investments	(42.3)	38.5
Amortization of gain on derivative used in cash flow hedge	(0.1)	(0.1)
Net unrecognized benefit plan obligations:
Reclassification adjustments for amortization to statements of income:
Negative prior service costs	(4.1)	(3.9)
Transition assets	0.2	0.2
Net loss	6.6	5.8
Total net unrecognized benefit plan obligations	2.7	2.1
Other comprehensive (loss) income, net of tax	(39.7)	40.5
Comprehensive income, net of tax	$4.7	$30.3

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Condensed Consolidated Statements of Cash Flows

($ in millions)	Nine months ended
	September 30
(unaudited)	2013	2012
Cash flows from operating activities:
Net income (loss)	$44.4	$(10.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, net	9.5	6.0
Share-based compensation	3.6	2.7
Net realized gain on investments	(15.7)	(20.8)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	(6.9)	(2.2)
Accrued investment income and other assets	(2.7)	—
Postretirement and pension benefits	(7.4)	(6.8)
Other liabilities and due to/from affiliates, net	(18.8)	(17.5)
Reinsurance recoverable on losses and loss expenses payable and prepaid reinsurance premiums	1.9	10.7
Losses and loss expenses payable	9.8	38.8
Unearned premiums	19.9	21.3
Federal income taxes	0.1	6.4
Cash used in Homeowners’ Quota Share initial net unearned premium transfer	—	(75.5)
Cash used in pooling changes, December 31, 2011	—	(261.4)
Net cash provided by (used in) operating activities	37.7	(308.5)
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(226.6)	(429.3)
Purchases of equity securities – available-for-sale	(60.5)	(112.1)
Purchases of other invested assets	(5.2)	(0.7)
Maturities, calls and pay downs of fixed maturities – available-for-sale	122.7	217.5
Sales of fixed maturities – available-for-sale	77.8	293.9
Sales of equity securities – available-for-sale	74.1	64.4
Sales of other invested assets	0.5	0.5
Net additions (reductions) of property and equipment	0.2	(0.2)
Net cash (used in) provided by investing activities	(17.0)	34.0
Cash flows from financing activities:
Proceeds from issuance of common stock	2.3	0.8
Payments to acquire treasury stock	(0.1)	—
Payment of dividends	(12.1)	(18.1)
Payment of credit facility issue costs	(0.5)	—
Proceeds from long-term debt	85.0	—
Redemption of long-term debt	(100.0)	—
Net cash used in financing activities	(25.4)	(17.3)
Net decrease in cash and cash equivalents	(4.7)	(291.8)
Cash and cash equivalents at beginning of period	59.0	356.0
Cash and cash equivalents at end of period	$54.3	$64.2
Supplemental disclosures:
Interest paid (affiliates $0.5 and $0.6, respectively)	$7.3	$3.7
Federal income taxes paid (refunds received)	$0.6	$(6.5)

See accompanying notes to condensed consolidated financial statements.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of State Auto Financial Corporation and Subsidiaries (“State Auto Financial” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to them in the 2012 Form 10-K.
Adoption of Accounting Pronouncements
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
The amendments in this guidance result in additional disclosure requirements under GAAP and do not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance requires an entity to present, either in a single note, or, parenthetically on the face of the statement where net income is presented, the effects of significant amounts reclassified from each component of accumulated other comprehensive income by the respective line items of net income, only, if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. If a component is not required to be reclassified to net income in its entirety, the entity would, instead, cross-reference it to the related disclosure required under GAAP. This guidance was effective prospectively for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance at January 1, 2013 and it did not have a material impact on the consolidated financial statements, see Note 8 - Other Comprehensive Income and Accumulated Other Comprehensive Income.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

2. Investments
The following tables set forth the cost or amortized cost and fair value of available-for-sale securities by lot at September 30, 2013 and December 31, 2012:

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
September 30, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$348.9	$18.4	$(3.9)	$363.4
Obligations of states and political subdivisions	791.9	29.8	(16.7)	805.0
Corporate securities	326.7	11.6	(5.3)	333.0
U.S. government agencies residential mortgage-backed securities	334.6	11.4	(2.6)	343.4
Total fixed maturities	1,802.1	71.2	(28.5)	1,844.8
Equity securities:
Large-cap securities	150.5	36.2	(2.1)	184.6
Small-cap securities	45.1	21.4	—	66.5
Total equity securities	195.6	57.6	(2.1)	251.1
Other invested assets	49.3	27.0	—	76.3
Total available-for-sale securities	$2,047.0	$155.8	$(30.6)	$2,172.2

($ millions)	Cost or amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
December 31, 2012
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$328.2	$38.3	$—	$366.5
Obligations of states and political subdivisions	750.4	50.3	(0.4)	800.3
Corporate securities	320.5	19.2	(1.1)	338.6
U.S. government agencies residential mortgage-backed securities	377.1	24.0	(1.4)	399.7
Total fixed maturities	1,776.2	131.8	(2.9)	1,905.1
Equity securities:
Large-cap securities	152.6	25.0	(3.4)	174.2
Small-cap securities	43.6	10.6	—	54.2
Total equity securities	196.2	35.6	(3.4)	228.4
Other invested assets	49.0	15.4	—	64.4
Total available-for-sale securities	$2,021.4	$182.8	$(6.3)	$2,197.9

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the Company’s gross unrealized losses and fair value on its investments by lot, aggregated by investment category and length of time for individual securities that have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
September 30, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$86.0	$(3.9)	24	$—	$—	—	$86.0	$(3.9)	24
Obligations of states and political subdivisions	230.9	(16.7)	81	—	—	—	230.9	(16.7)	81
Corporate securities	102.0	(4.8)	20	5.5	(0.5)	1	107.5	(5.3)	21
U.S. government agencies residential mortgage-backed securities	54.2	(1.6)	16	27.6	(1.0)	11	81.8	(2.6)	27
Total fixed maturities	473.1	(27.0)	141	33.1	(1.5)	12	506.2	(28.5)	153
Large-cap equity securities	16.2	(1.3)	3	8.9	(0.8)	3	25.1	(2.1)	6
Total temporarily impaired securities	$489.3	$(28.3)	144	$42.0	$(2.3)	15	$531.3	$(30.6)	159

	Less than 12 months			12 months or more			Total
($ millions, except # of positions)	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions	Fair value	Unrealized losses	Number of positions
December 31, 2012
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$7.0	$—	2	$—	$—	—	$7.0	$—	2
Obligations of states and political subdivisions	47.4	(0.4)	12	—	—	—	47.4	(0.4)	12
Corporate securities	80.4	(1.1)	17	—	—	—	80.4	(1.1)	17
U.S. government agencies residential mortgage-backed securities	23.3	(0.3)	6	34.8	(1.1)	13	58.1	(1.4)	19
Total fixed maturities	158.1	(1.8)	37	34.8	(1.1)	13	192.9	(2.9)	50
Large-cap equity securities	23.7	(2.1)	4	8.9	(1.3)	5	32.6	(3.4)	9
Total temporarily impaired securities	$181.8	$(3.9)	41	$43.7	$(2.4)	18	$225.5	$(6.3)	59

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The Company reviewed its investments at September 30, 2013, and determined no additional other-than-temporary impairment existed in the gross unrealized holding losses other than those listed in the table below. The following table sets forth the realized losses related to other-than-temporary impairments on the Company’s investment portfolio recognized for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Equity securities:
Large-cap securities	$—	$—	$(1.3)	$—
Small-cap securities	(0.3)	(0.7)	(1.3)	(2.2)
Fixed maturities:	—	—	—	(0.2)
Total other-than-temporary impairments	$(0.3)	$(0.7)	$(2.6)	$(2.4)
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
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$57.2	$57.9
Due after 1 year through 5 years	367.1	385.8
Due after 5 years through 10 years	374.6	391.6
Due after 10 years	668.6	666.1
U.S. government agencies residential mortgage-backed securities	334.6	343.4
Total	$1,802.1	$1,844.8
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations with or without call or prepayment penalties.
At September 30, 2013, State Auto P&C had fixed maturity securities, with a carrying value of $118.0 million, that were pledged as collateral in connection with an outstanding borrowing of $85.0 million with the Federal Home Loan Bank of Cincinnati ("FHLB"). In accordance with the terms of the borrowing, State Auto P&C retains all rights regarding these securities, which are are included in the "U.S. government agencies residential mortgage-backed securities" classification of the Company's fixed maturity securities portfolio.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Fixed maturities with fair values of $8.6 and $10.0 million, respectively, were on deposit with insurance regulators as required by law at September 30, 2013 and December 31, 2012. The Company retains all rights regarding these securities.
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Fixed maturities	$16.2	$14.7	$48.2	$49.1
Equity securities	1.9	1.5	4.7	3.5
Cash and cash equivalents, and other	1.3	1.4	4.1	4.1
Investment income	19.4	17.6	57.0	56.7
Investment expenses	0.6	0.4	1.6	1.5
Net investment income	$18.8	$17.2	$55.4	$55.2
The Company’s current investment strategy does not rely on the use of derivative financial instruments.
The following table sets forth the realized and unrealized holding gains (losses) on the Company’s investment portfolio for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Realized gains:
Fixed maturities	$0.4	$3.3	$1.6	$14.0
Equity securities	7.9	4.8	17.9	11.5
Other invested assets	0.1	—	0.1	—
Total realized gains	8.4	8.1	19.6	25.5
Realized losses:
Equity securities:
Sales	(0.3)	(0.4)	(1.0)	(2.3)
OTTI	(0.3)	(0.7)	(2.6)	(2.2)
Fixed maturities:
Sales	(0.3)	—	(0.3)	—
OTTI	—	—	—	(0.2)
Total realized losses	(0.9)	(1.1)	(3.9)	(4.7)
Net realized gain on investments	$7.5	$7.0	$15.7	$20.8
Change in unrealized holding gains (losses), net of tax:
Fixed maturities	$(7.7)	$17.2	$(86.2)	$20.7
Equity securities	5.3	8.5	23.3	13.4
Other invested assets	7.0	4.0	11.6	4.4
Deferred federal income tax (liability) benefit	(1.6)	(10.4)	18.0	(13.5)
Valuation allowance	3.0	10.1	(9.0)	13.5
Change in net unrealized holding gains (losses), net of tax	$6.0	$29.4	$(42.3)	$38.5
There was a deferred federal income tax liability, net of a valuation allowance, on the net unrealized holding gains at September 30, 2013 and December 31, 2012 of $43.5 million and $52.5 million, respectively.

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

The Company utilizes one nationally recognized pricing service to estimate the majority of its available-for-sale investment portfolio’s fair value. The Company obtains one price per security and the processes and control procedures employed by the Company are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, the Company gains an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, the Company compares to other fair value pricing information gathered from other independent pricing sources. At September 30, 2013 and December 31, 2012, the Company did not adjust any of the prices received from the pricing service.
Transfers between level categorizations may occur due to changes in the availability of market observable inputs. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. There were no transfers between level categorizations during the three and nine months ended September 30, 2013 and 2012.
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

 Other Invested Assets
Included in other invested assets are two international funds (“the funds”) that invest in equity securities of foreign issuers and are managed by third party investment managers. The funds had a fair value of $70.0 million and $59.0 million at September 30, 2013 and December 31, 2012, respectively, which was determined using each fund’s net asset value. The Company employs procedures to assess the reasonableness of the fair value of the funds including obtaining and reviewing each fund’s audited financial statements. There are no unfunded commitments related to the funds. The Company may not sell its investment in the funds; however, the Company may redeem all or a portion of its investment in the funds at net asset value per share with the appropriate prior written notice. Due to the Company’s ability to redeem its investment in the funds at net asset value per share at the measurement date, the funds have been disclosed in Level 2.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

 The following tables set forth the Company’s available-for-sale investments within the fair value hierarchy at September 30, 2013 and December 31, 2012:

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2013
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$363.4	$—	$363.4	$—
Obligations of states and political subdivisions	805.0	—	805.0	—
Corporate securities	333.0	—	324.1	8.9
U.S. government agencies residential mortgage-backed securities	343.4	—	343.4	—
Total fixed maturities	1,844.8	—	1,835.9	8.9
Equity securities:
Large-cap securities	184.6	184.6	—	—
Small-cap securities	66.5	66.5	—	—
Total equity securities	251.1	251.1	—	—
Other invested assets	76.3	6.3	70.0	—
Total available-for-sale investments	$2,172.2	$257.4	$1,905.9	$8.9

($ millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$366.5	$—	$366.5	$—
Obligations of states and political subdivisions	800.3	—	800.3	—
Corporate securities	338.6	—	330.1	8.5
U.S. government agencies residential mortgage-backed securities	399.7	—	399.7	—
Total fixed maturities	1,905.1	—	1,896.6	8.5
Equity securities:
Large-cap securities	174.2	174.2	—	—
Small-cap securities	54.2	54.2	—	—
Total equity securities	228.4	228.4	—	—
Other invested assets	64.4	5.4	59.0	—
Total available-for-sale investments	$2,197.9	$233.8	$1,955.6	$8.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following tables set forth a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2013 and the year ended December 31, 2012, separately for each major category of assets:

($ millions)	Fixed maturities
Balance at January 1, 2013	$8.5
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2013	$8.6
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	0.1
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2013	$8.8
Total realized gains (losses) – included in earnings	—
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	0.1
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2013	$8.9

($ millions)	Fixed maturities
Balance at January 1, 2012	$2.9
Total realized (losses) gains – included in earnings	(0.2)
Total unrealized gains (losses) – included in other comprehensive income	—
Purchases	5.8
Sales	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2012	$8.5
The following sections describe the valuation methods used by the Company for each type of financial instrument it holds that is not measured at fair value but for which fair value is disclosed:
Financial Instruments Disclosed, But Not Carried, At Fair Value
Other Invested Assets
Included in other invested assets are the Federal Home Loan Bank of Cincinnati (“FHLB”) common stock and the Trust securities. The Trust securities and FHLB common stock are carried at cost, which approximates fair value. The fair value of the FHLB common stock at September 30, 2013 was $4.5 million and the fair value of the Trust common securities was $0.5 million. Both investments have been placed in Level 3 of the fair value hierarchy.

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

($ millions, except interest rates)	September 30, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
Notes receivable from affiliate	$70.0	$75.7	7.00%	$70.0	$78.3	7.00%
Notes Payable
Included in notes payable are the FHLB Loan and Subordinated Debentures. The Company estimates the fair value of the FHLB Loan by discounting cash flows using a borrowing rate currently available to the company for a loan with similar terms. This has been placed in Level 3 of the fair value hierarchy. The carrying amount of the Subordinated Debentures approximates its fair value as the interest rate adjusts quarterly and has been disclosed in Level 3.

($ millions, except interest rates)	September 30, 2013			December 31, 2012
	Carrying value	Fair Value	Interest rate	Carrying value	Fair value	Interest rate
FHLB Loan due 2033:, issued $85.0, July 2013 with fixed interest	$85.3	$91.1	4.59%	N/A	N/A	N/A
Senior Notes due 2013: issued $100.0, November 2003 with fixed interest	N/A	N/A	N/A	100.4	100.3	6.25%
Affiliate Subordinated Debentures due 2033: issued $15.5, May 2003 with variable interest	15.5	15.5	4.46%	15.5	15.5	4.51%
Total notes payable	$100.8	$106.6		$115.9	$115.8

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth a summary of the Company’s external reinsurance transactions, as well as reinsurance transactions with State Auto Mutual under the Pooling Arrangement, for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Premiums earned:
Assumed from external insurers and reinsurers	$1.2	$1.1	$2.7	$3.1
Assumed under Pooling Arrangement	266.0	261.4	790.8	774.7
Ceded to external insurers and reinsurers	(5.4)	(6.6)	(17.6)	(22.1)
Ceded under Pooling Arrangement	(215.2)	(203.9)	(639.0)	(600.6)
Net assumed premiums earned	$46.6	$52.0	$136.9	$155.1
Losses and loss expenses incurred:
Assumed from external insurers and reinsurers	$0.9	$1.2	$1.3	$3.1
Assumed under Pooling Arrangement	179.5	201.7	540.1	595.3
Ceded to external insurers and reinsurers	(0.8)	(4.5)	(4.9)	(9.1)
Ceded under Pooling Arrangement	(137.8)	(133.8)	(434.0)	(457.6)
Net assumed losses and loss expenses incurred	$41.8	$64.6	$102.5	$131.7

5. Notes Payable and Credit Facility

FHLB Loan

On July 11, 2013, State Auto Financial's subsidiary, State Auto P&C, borrowed $85.0 million (the "FHLB Loan") from the Federal Home Loan Bank of Cincinnati (the “FHLB”). The FHLB Loan is a 20-year term loan and is callable after three years with no prepayment penalty thereafter. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. The total loan interest incurred through September 30, 2013 was $0.9 million.

Senior Note Redemption

On July 15, 2013, the Company redeemed all $100.0 million of its outstanding Senior Notes. The redemption price of $103.0 million was calculated in accordance with the terms of the Senior Notes and included principal plus a make-whole amount. The redemption price was funded by proceeds from the FHLB Loan and cash on hand.

Credit Facility

On July 26, 2013, State Auto Financial terminated its then-current credit agreement with a syndicate of lenders, as further described below. Concurrent with the termination of this credit agreement, State Auto P&C entered into a new credit facility (the “SPC Credit Facility”) with a syndicate of lenders. The SPC Credit Facility provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on the London Interbank Offered Rate ("LIBOR") or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio.

As of September 30, 2013, State Auto P&C had not made any borrowings and both State Auto P&C and the Company were in compliance with all covenants and requirements of the SPC Credit Facility.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

6. Income Taxes
The following table sets forth the reconciliation between actual federal income tax expense and the amount computed at the indicated statutory rate for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended				Nine months ended
	September 30				September 30
	2013		2012		2013		2012
		%		%		%		%
Amount at statutory rate	$6.6	35	$(1.9)	35	$15.8	35	$(3.6)	35
Tax-exempt interest and dividends received deduction	(2.5)	(13)	(2.3)	41	(7.2)	(16)	(6.7)	65
Other, net	(0.3)	(1)	(0.1)	2	—	—	0.3	(3)
Valuation allowance	(3.6)	(19)	4.2	(75)	(8.0)	(18)	9.9	(96)
Federal income tax expense (benefit) and effective rate	$0.2	2	$(0.1)	3	$0.6	1	$(0.1)	1
The following table sets forth the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at September 30, 2013 and December 31, 2012:

($ millions)	September 30, 2013	December 31, 2012
Deferred tax assets:
Unearned premiums not currently deductible	$34.8	$33.4
Losses and loss expenses payable discounting	25.5	25.2
Postretirement and pension benefits	35.8	39.4
Realized loss on other-than-temporary impairment	9.3	7.5
Other liabilities	17.1	14.5
Net operating loss carryforward	56.9	66.5
Tax credit carryforward	1.8	0.9
Other	7.6	7.9
Total deferred tax assets	188.8	195.3
Deferred tax liabilities:
Deferral of policy acquisition costs	34.5	32.1
Net unrealized holding gains on investments	43.8	61.7
Total deferred tax liabilities	78.3	93.8
Total net deferred tax assets before valuation allowance	110.5	101.5
Less valuation allowance	100.5	100.5
Net deferred federal income taxes	$10.0	$1.0
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), the Company periodically evaluates its deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including loss carryback potential, past operating results, existence of cumulative losses in the most recent years, projected performance of the business, future taxable income, including the ability to generate capital gains, and prudent and feasible tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. At both September 30, 2013 and December 31, 2012, the Company recorded a valuation allowance of $100.5 million, respectively. The deferred income tax asset remaining after recognition of the valuation allowance represents a deferred tax asset on the gross unrealized fixed maturity losses where management determined this portion of the asset to be realizable due to management’s assertion that it has both the ability and intent to hold these securities through recovery or maturity.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and nine months ended September 30, 2013 is as follows:

($ millions)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Continuing operations	$(3.6)	$(8.0)
Other comprehensive income	(3.4)	8.0
Change in valuation allowance	$(7.0)	$—
In future periods the Company will re-assess its judgments and assumptions regarding the realization of its net deferred tax assets, but until such time the positive evidence exceeds the negative evidence the Company will maintain a valuation allowance against its net deferred tax assets.

7. Pension and Postretirement Benefit Plans
The following table sets forth the components of net periodic cost for the Company’s pension and postretirement benefit plans for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Pension		Postretirement		Pension		Postretirement
	Three months ended				Nine months ended
	September 30				September 30
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1.7	$2.0	$0.1	$—	$4.7	$5.8	$0.2	$—
Interest cost	2.4	2.5	0.3	0.3	7.2	7.5	0.9	0.9
Expected return on plan assets	(3.2)	(3.0)	0.4	—	(9.2)	(8.8)	0.4	(0.2)
Amortization of:
Prior service (benefits) costs	—	0.1	(1.3)	(1.4)	—	0.2	(4.1)	(4.1)
Transition assets	—	0.1	—	—	—	—	0.2	0.2
Net loss	2.0	1.8	0.2	0.2	6.0	5.2	0.6	0.6
Net periodic cost	$2.9	$3.5	$(0.3)	$(0.9)	$8.7	$9.9	$(1.8)	$(2.6)
The Company contributed $13.0 million for the nine months ended September 30, 2013 to its pension plan.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables set forth the changes in the Company’s accumulated other comprehensive income component (AOCI), net of tax, for the three and nine months ended September 30, 2013 and 2012:

($ millions) The three months ended September 30, 2013 and 2012:	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at July 1, 2013	$75.7	$—	$(38.1)	$37.6
Other comprehensive income before reclassifications	13.6	—	—	13.6
Amounts reclassified from AOCI (a)	(7.6)	—	0.9	(6.7)
Net current period other comprehensive income	6.0	—	0.9	6.9
Ending balance at September 30, 2013	$81.7	$—	$(37.2)	$44.5

Beginning balance at July 1, 2012	$107.8	$0.1	$(33.8)	$74.1
Other comprehensive income before reclassifications	36.4	—	—	36.4
Amounts reclassified from AOCI (a)	(7.0)	—	0.8	(6.2)
Net current period other comprehensive income	29.4	—	0.8	30.2
Ending balance at September 30, 2012	$137.2	$0.1	$(33.0)	$104.3

(a)	See separate table below for details about these reclassifications

($ millions) The nine months ended September 30, 2013 and 2012:	Unrealized Gains and Losses on Available-for-Sale Securities	Gains and Losses on Cash Flow Hedges	Benefit Plan Items	Total
Beginning balance at January 1, 2013	$124.0	$0.1	$(39.9)	$84.2
Other comprehensive income before reclassifications	(26.5)	—	—	(26.5)
Amounts reclassified from AOCI (a)	(15.8)	(0.1)	2.7	(13.2)
Net current period other comprehensive income	(42.3)	(0.1)	2.7	(39.7)
Ending balance at September 30, 2013	$81.7	$—	$(37.2)	$44.5

Beginning balance at January 1, 2012	$98.7	$0.2	$(35.1)	$63.8
Other comprehensive income before reclassifications	59.3	—	—	59.3
Amounts reclassified from AOCI (a)	(20.8)	(0.1)	2.1	(18.8)
Net current period other comprehensive income	38.5	(0.1)	2.1	40.5
Ending balance at September 30, 2012	$137.2	$0.1	$(33.0)	$104.3

(a)	See separate table below for details about these reclassifications

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following tables set forth the reclassifications out of accumulated other comprehensive income, by component, to the Company’s consolidated statement of income for the three and nine months ended September 30, 2013 and 2012:

($ millions)
Details about Accumulated Other	Three months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2013	2012
Unrealized gains (losses) on available for sale securities	7.5	7.0	Realized gain (loss) on sale of securities
	7.5	7.0	Total before tax
	0.1	—	Tax benefit (expense)
	7.6	7.0	Net of tax
Amortization of benefit plan items
Negative prior service costs	1.3	1.3	(a)
Transition assets	—	(0.1)	(a)
Net loss	(2.2)	(2.0)	(a)
	(0.9)	(0.8)	Total before tax
	—	—	Tax benefit (expense)
	(0.9)	(0.8)	Net of tax
Total reclassifications for the period	6.7	6.2

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

($ millions)
Details about Accumulated Other	Nine months ended		Affected line item in the Condensed
Comprehensive Income Components	September 30		Consolidated Statements of Income
	2013	2012
Unrealized gains (losses) on available for sale securities	$15.7	$20.8	Realized gain (loss) on sale of securities
	15.7	20.8	Total before tax
	0.1	—	Tax benefit (expense)
	15.8	20.8	Net of tax
Amortization of gain on derivative used in cash flow hedge	0.1	0.1	Realized gain (loss) on sale of securities
	0.1	0.1	Total before tax
	—	—	Tax benefit (expense)
	0.1	0.1	Net of tax
Amortization of benefit plan items
Negative prior service costs	4.1	3.9	(a)
Transition assets	(0.2)	(0.2)	(a)
Net loss	(6.6)	(5.8)	(a)
	(2.7)	(2.1)	Total before tax
	—	—	Tax benefit (expense)
	(2.7)	(2.1)	Net of tax
Total reclassifications for the period	$13.2	$18.8

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension and postretirement benefit plans footnote for additional details).

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

9. Earnings (Loss) per Common Share
The following table sets forth the compilation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2013 and 2012:

($ and shares in millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Numerator:
Net income (loss) for basic earnings (loss) per common share	$18.5	$(5.5)	$44.4	$(10.2)
Denominator:
Weighted average shares for basic net earnings (loss) per common share	40.6	40.4	40.5	40.4
Effect of dilutive share-based awards	0.3	—	0.2	—
Adjusted weighted average shares for diluted net earnings (loss) per common share	40.9	40.4	40.7	40.4

Basic net earnings (loss) per common share	$0.46	$(0.14)	$1.09	$(0.25)
Diluted net earnings (loss) per common share	$0.45	$(0.14)	$1.09	$(0.25)
The following table sets forth the options to purchase shares of common stock and the restricted share units ("RSU award") provided to each outside director of the Company, that were not included in the computation of diluted earnings per common share because the exercise price of the options, or awards, was greater than the average market price or their inclusion would have been antidilutive for the three and nine months ended September 30, 2013 and 2012.

(number of options and awards in millions)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Number of options	2.1	3.7	2.7	3.7
Number of RSU awards	0.2	—	0.1	—
Total number of antidilutive shares and awards	2.3	3.7	2.8	3.7

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

10. Segment Information
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve, the products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. The specialty insurance segment provides commercial coverages, including workers’ compensation for both legacy State Auto Group and RTW, Inc.’s insurance subsidiaries, that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

The following table sets forth financial information regarding the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Revenues from external sources:
Insurance segments
Personal insurance	$116.4	$117.4	$348.3	$352.1
Business insurance	92.9	83.4	271.0	240.1
Specialty insurance	56.7	60.6	171.5	182.5
Total insurance segments	266.0	261.4	790.8	774.7
Investment operations segment
Net investment income	18.8	17.2	55.4	55.2
Net realized capital gains	7.5	7.0	15.7	20.8
Total investment operations segment	26.3	24.2	71.1	76.0
All other	0.4	0.8	1.4	2.7
Total revenues from external sources	292.7	286.4	863.3	853.4
Intersegment revenues:	1.4	5.6	4.0	10.3
Total revenues	294.1	292.0	867.3	863.7
Reconciling items:
Eliminate intersegment revenues	(1.4)	(5.6)	(4.0)	(10.3)
Total consolidated revenues	$292.7	$286.4	$863.3	$853.4
Segment (loss) income before federal income tax:
Insurance segments SAP underwriting (loss) income
Personal insurance	$(6.0)	$2.9	$(11.5)	$(8.8)
Business insurance	(1.1)	(7.4)	(11.0)	(40.8)
Specialty insurance	3.1	(25.1)	(4.6)	(37.4)
Total insurance segments	(4.0)	(29.6)	(27.1)	(87.0)
Investment operations segment
Net investment income	18.8	17.2	55.4	55.2
Net realized capital gains	7.5	7.0	15.7	20.8
Total investment operations segment	26.3	24.2	71.1	76.0
All other	—	0.3	0.8	1.4
Total segment income (loss) before tax expense (benefit)	22.3	(5.1)	44.8	(9.6)
Reconciling items:
GAAP expense adjustments	(0.4)	2.4	11.4	7.7
Interest expense on corporate debt	(1.6)	(1.8)	(7.1)	(5.3)
Corporate expenses	(1.6)	(1.1)	(4.1)	(3.1)
Total reconciling items	(3.6)	(0.5)	0.2	(0.7)
Total consolidated income (loss) before federal income tax expense (benefit)	$18.7	$(5.6)	$45.0	$(10.3)

Investable assets attributable to the Company’s investment operations segment totaled $2,301.5 million and $2,327.4 million at September 30, 2013 and December 31, 2012, respectively.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)
Notes to Condensed Consolidated Financial Statements, Continued (Unaudited)

11.  Contingencies and Litigation
In accordance with the Contingencies Topic of the Financial Accounting Standards Board's Accounting Standards Codification, the Company accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount can be reasonably estimated. The Company reviews all litigation on an ongoing basis when making accrual and disclosure decisions. For certain legal proceedings, the Company cannot reasonably estimate losses or a range of loss, if any, particularly for proceedings that are in their early stages of development or where the plaintiffs seek indeterminate damages. Various factors, including, but not limited to, the outcome of potentially lengthy discovery and the resolution of important factual questions, may need to be determined before probability can be established or before a loss or range of loss can be reasonably estimated. If the loss contingency in question is not both probable and reasonably estimable, the Company does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. Based on currently available information known to the Company, it believes that its reserves for litigation-related liabilities are reasonable. However, in the event that a legal proceeding results in a substantial judgment against, or settlement by, the Company, there can be no assurance that any resulting liability or financial commitment would not have a material adverse effect on the financial condition, results of operations or cash flows of the consolidated financial statements of State Auto Financial Corporation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The term “State Auto Financial” as used below refers only to State Auto Financial Corporation and the terms “our Company,” “we,” “us,” and “our” as used below refer to State Auto Financial Corporation and its consolidated subsidiaries. The term “third quarter” as used below refers to the three months ended September 30, for the time period then ended. For a glossary of terms for State Auto Financial Corporation and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Important Defined Terms Used in this Form 10-K” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of September 30, 2013 and December 31, 2012, and for the consolidated statements of income for the three and nine month periods ended September 30, 2013 and 2012. This discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K, and in particular the discussions in those sections thereof entitled “Overview,” “Executive Summary” and “Critical Accounting Policies.” Readers are encouraged to review the entire 2012 Form 10-K, as it includes information regarding our Company not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
The Company has four reportable segments: personal insurance, business insurance, specialty insurance and investment operations. The reportable insurance segments are business units managed separately because of the differences in the type of customers they serve or products they provide or services they offer. The insurance segments market a broad line of property and casualty insurance products throughout the United States through independent insurance agencies, which include retail agents and wholesale brokers. The personal insurance segment provides primarily personal automobile and homeowners to the personal insurance market. The business insurance segment provides primarily commercial automobile, commercial multi-peril, fire & allied and general liability insurance covering small-to-medium sized commercial exposures in the business insurance market. Effective January 1, 2013, the units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ Compensation to the four units of Excess & Surplus property, Excess & Surplus casualty, Programs and Workers’ compensation. The specialty insurance segment provides commercial coverages that require specialized product underwriting, claims handling or risk management services through a distribution channel of retail agents and wholesale brokers, which may include program administrators and other specialty sources. The investment operations segment, managed by Stateco, provides investment services. See “Personal and Business Insurance” and “Specialty Insurance” in Item 1 of the 2012 Form 10-K for more information about our insurance segments. Financial information about our reportable segments for 2013 is set forth in Note 10 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the participants and their participation percentages in the Pooling Arrangement since January 1, 2012:

STFC Pooled Companies:
State Auto P&C	51.0%
Milbank	14.0
SA Ohio	—
Total STFC Pooled Companies	65.0
State Auto Mutual Pooled Companies:
State Auto Mutual	34.0%
SA Wisconsin	—
Meridian Security	—
Meridian Citizens Mutual	0.5
Patrons Mutual(1)	0.5
RIC	—
Plaza	—
American Compensation	—
Bloomington Compensation	—
Total State Auto Mutual Pooled Companies	35.0

(1)
Includes the pooling participation percentage of Litchfield which was merged into Patrons Mutual as of the close of business on March 31, 2013. Litchfield’s pooling participation percentage was 0.1% from January 1, 2012 to March 31, 2013

RESULTS OF OPERATIONS
Our net income for the three and nine months ended September 30, 2013 was $18.5 million and $44.4 million, respectively, compared to net losses of $5.5 million and $10.2 million, respectively, for the same 2012 periods. The improvement for the three and nine months ended September 30, 2013 was primarily due to improved loss experience, both catastrophe and non-catastrophe, when compared to the same 2012 periods. Year over year results have also been favorably impacted by the termination of business previously written through the former RED unit in our specialty insurance segment.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The following table sets forth certain key performance indicators we use to monitor our operations for the three and nine months ended September 30, 2013 and 2012:

($ millions, except per share amounts)	Three months ended September 30		Nine months ended September 30
GAAP Basis:	2013	2012	2013	2012
Total revenues	$292.7	286.4	$863.3	853.4
Net income (loss)	$18.5	(5.5)	$44.4	(10.2)
Basic earnings (loss) per share	$0.46	(0.14)	$1.09	(0.25)
Diluted earnings (loss) per share	$0.45	(0.14)	$1.09	(0.25)
Stockholders’ equity	$734.0	739.1
Return on average equity (LTM)	8.9%	13.6
Book value per share	$18.07	18.30
Debt to capital ratio	12.1	13.6
Cat loss and ALAE ratio	2.4	2.8	4.1	7.9
Non-cat loss and LAE ratio	64.8	74.3	63.9	68.8
Loss and LAE ratio	67.2	77.1	68.0	76.7
Expense ratio	34.2	33.1	33.7	33.3
Combined ratio	101.4	110.2	101.7	110.0
Premium written growth	(2.3)%	(29.1)	1.3%	(29.9)
Investment yield	3.5%	3.2	3.5%	3.4

	Three months ended September 30		Nine months ended September 30
SAP Basis :	2013	2012	2013	2012
Cat loss and ALAE points	2.4	2.8	4.1	7.9
Non-cat loss and ALAE	58.7	68.9	57.8	62.2
ULAE	6.4	5.4	6.4	6.7
Loss and LAE ratio	67.5	77.1	68.3	76.8
Expense ratio	34.9	33.7	34.3	33.4
Combined ratio	102.4	110.8	102.6	110.2

	Twelve Months Ended
	September 30
	2013	2012
Net premiums written to surplus	1.6	1.7

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
The following tables set forth, on a GAAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2013 and 2012.
Reconciliation Table 1

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$259.9	$48.6	$308.5

Earned premiums	266.0	43.9	309.9
Losses and LAE incurred:
Cat loss and ALAE	6.4	5.0	11.4
Non-cat loss and LAE	172.4	16.2	188.6
Total Loss and LAE incurred	178.8	21.2	200.0
Acquisition and operating expenses	90.9	12.7	103.6
Net underwriting (loss) gain	$(3.7)	$10.0	$6.3

Cat loss and ALAE ratio	2.4%	11.3%	3.7%
Non-cat loss and LAE ratio	64.8%	36.9%	60.8%
Total Loss and LAE ratio	67.2%	48.2%	64.5%
Expense ratio	34.2%	29.0%	33.4%
Combined ratio	101.4%	77.2%	97.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 2

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$808.7	$135.9	$944.6

Earned premiums	790.8	132.8	923.6
Losses and LAE incurred:
Cat loss and ALAE	32.2	19.2	51.4
Non-cat loss and LAE	505.7	55.5	561.2
Total Loss and LAE incurred	537.9	74.7	612.6
Acquisition and operating expenses	266.7	38.5	305.2
Net underwriting (loss) gain	$(13.8)	$19.6	$5.8

Cat loss and ALAE ratio	4.1%	14.5%	5.6%
Non-cat loss and LAE ratio	63.9%	41.8%	60.7%
Total Loss and LAE ratio	68.0%	56.3%	66.3%
Expense ratio	33.7%	29.0%	33.0%
Combined ratio	101.7%	85.3%	99.3%
Reconciliation Table 3

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2012	As Reported	HO QS Cession	Cession
Net written premiums	$266.0	$47.5	$313.5

Earned premiums	261.4	42.4	303.8
Losses and LAE incurred:
Cat loss and ALAE	7.2	0.1	7.3
Non-cat loss and LAE	194.2	17.0	211.2
Total Loss and LAE incurred	201.4	17.1	218.5
Acquisition and operating expenses	86.4	12.2	98.6
Net underwriting (loss) gain	$(26.4)	$13.1	$(13.3)

Cat loss and ALAE ratio	2.8%	0.2%	2.4%
Non-cat loss and LAE ratio	74.3%	40.1%	69.5%
Total Loss and LAE ratio	77.1%	40.3%	71.9%
Expense ratio	33.1%	29.0%	32.5%
Combined ratio	110.2%	69.3%	104.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 4

($ millions)	GAAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2012	As Reported	HO QS Cession	Cession
Net written premiums	$798.7	$131.4	$930.1

Earned premiums	774.7	125.9	900.6
Losses and LAE incurred:
Cat loss and ALAE	61.2	47.5	108.7
Non-cat loss and LAE	533.2	60.4	593.6
Total Loss and LAE incurred	594.4	107.9	702.3
Acquisition and operating expenses	257.6	36.5	294.1
Net underwriting loss	$(77.3)	$(18.5)	$(95.8)

Cat loss and ALAE ratio	7.9%	37.7%	12.1%
Non-cat loss and LAE ratio	68.8%	48.0%	65.9%
Total Loss and LAE ratio	76.7%	85.7%	78.0%
Expense ratio	33.3%	29.0%	32.7%
Combined ratio	110.0%	114.7%	110.7%

The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2013 and 2012.
Reconciliation Table 5

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$259.9	$48.6	$308.5

Earned premiums	266.0	43.9	309.9
Losses and LAE incurred:
Cat loss and ALAE	6.4	5.0	11.4
Non-cat loss and ALAE	155.9	16.2	172.1
Total Loss and ALAE	162.3	21.2	183.5
ULAE	17.1	—	17.1
Total Loss and ALAE incurred	179.4	21.2	200.6
Underwriting expenses	90.6	14.1	104.7
Net underwriting (loss) gain	$(4.0)	$8.6	$4.6

Cat loss and ALAE ratio	2.4%	11.3%	3.7%
Non-cat loss and ALAE ratio	58.7%	36.9%	55.6%
Total loss and ALAE ratio	61.1%	48.2%	59.3%
ULAE ratio	6.4%	—	5.5%
Total loss and LAE ratio	67.5%	48.2%	64.8%
Expense ratio	34.9%	29.0%	33.9%
Combined ratio	102.4%	77.2%	98.7%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 6

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$808.7	$135.9	$944.6

Earned premiums	790.8	132.8	923.6
Losses and LAE incurred:
Cat loss and ALAE	32.2	19.2	51.4
Non-cat loss and ALAE	457.2	55.5	512.7
Total Loss and ALAE	489.4	74.7	564.1
ULAE	50.8	—	50.8
Total Loss and ALAE incurred	540.2	74.7	614.9
Underwriting expenses	277.7	39.4	317.1
Net underwriting (loss) gain	$(27.1)	$18.7	$(8.4)

Cat loss and ALAE ratio	4.1%	14.5%	5.6%
Non-cat loss and ALAE ratio	57.8%	41.8%	55.5%
Total loss and ALAE ratio	61.9%	56.3%	61.1%
ULAE ratio	6.4%	—	5.5%
Total loss and LAE ratio	68.3%	56.3%	66.6%
Expense ratio	34.3%	29.0%	33.6%
Combined ratio	102.6%	85.3%	100.2%

Reconciliation Table 7

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Three months ended September 30, 2012	As Reported	HO QS Cession	Cession
Net written premiums	$266.0	$47.5	$313.5

Earned premiums	261.4	42.4	303.8
Losses and LAE incurred:
Cat loss and ALAE	7.2	0.1	7.3
Non-cat loss and ALAE	180.3	17.0	197.3
Total Loss and ALAE	187.5	17.1	204.6
ULAE	14.0	—	14.0
Total Loss and ALAE incurred	201.5	17.1	218.6
Underwriting expenses	89.5	13.7	103.2
Net underwriting (loss) gain	$(29.6)	$11.6	$(18.0)

Cat loss and ALAE ratio	2.8%	0.2%	2.4%
Non-cat loss and ALAE ratio	68.9%	40.1%	64.9%
Total loss and ALAE ratio	71.7%	40.3%	67.3%
ULAE ratio	5.4%	—	4.6%
Total loss and LAE ratio	77.1%	40.3%	71.9%
Expense ratio	33.7%	29.0%	32.9%
Combined ratio	110.8%	69.3%	104.8%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 8

($ millions)	SAP HO QS Arrangement Cession - Overall Results
			Pro-Forma
			without HO QS
Nine months ended September 30, 2012	As Reported	HO QS Cession	Cession
Net written premiums	$798.7	$131.4	$930.1

Earned premiums	774.7	125.9	900.6
Losses and LAE incurred:
Cat loss and ALAE	61.2	47.5	108.7
Non-cat loss and ALAE	481.6	60.4	542.0
Total Loss and ALAE	542.8	107.9	650.7
ULAE	52.2	—	52.2
Total Loss and ALAE incurred	595.0	107.9	702.9
Underwriting expenses	266.7	38.1	304.8
Net underwriting loss	$(87.0)	$(20.1)	$(107.1)

Cat loss and ALAE ratio	7.9%	37.7%	12.1%
Non-cat loss and ALAE ratio	62.2%	48.0%	60.2%
Total loss and ALAE ratio	70.1%	85.7%	72.3%
ULAE ratio	6.7%	—	5.8%
Total loss and LAE ratio	76.8%	85.7%	78.1%
Expense ratio	33.4%	29.0%	32.8%
Combined ratio	110.2%	114.7%	110.9%
See additional pro forma reconciliation tables for the HO QS Arrangement cession on our homeowners’ line of business at Reconciliation Tables 9-12.

Use of Non-GAAP Financial Measures
In the following discussion of the results of our insurance segments, we sometimes refer to GAAP financial measures in the context of “as reported” and to non-GAAP financial measures in the context of “pro forma.” These pro forma, or non-GAAP financial measures, may (i) exclude the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2013, (ii) exclude the impact of the unearned premium transfer associated with the termination of the umbrella quota share reinsurance agreement for the three and nine months ended September 30, 2012 and (iii) exclude the impact of program business written through our former RED unit, which is in run-off. We believe the use of these non-GAAP financial measures will enable investors to (a) better understand the impact of the reinsurance arrangement cession on our reported results for the three and nine months ended September 30, 2013, and (b) perform a meaningful comparison of our results of operations for the three and nine months ended September 30, 2013 and 2012. We have also included Reconciliation Tables 1 – 20 and Tables 1 – 9 for readers to better understand the use and calculation of these non-GAAP financial measures.
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
The following tables set forth our insurance segments’ SAP underwriting loss and SAP combined ratio for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended
	September 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$119.2		$93.4		$47.3		$259.9

Earned premiums	116.4		92.9		56.7		266.0
Cat loss and ALAE	2.2	1.9	5.5	5.9	(1.3)	(2.2)	6.4	2.4
Non-cat loss and ALAE	74.2	63.8	45.3	48.8	36.4	64.2	155.9	58.7
ULAE	10.8	9.3	4.6	4.9	1.7	3.0	17.1	6.4
Underwriting expenses	35.2	29.5	38.6	41.4	16.8	35.6	90.6	34.9
SAP underwriting (loss) gain and SAP combined ratio	$(6.0)	104.5	$(1.1)	101.0	$3.1	100.6	$(4.0)	102.4

($ millions)	Three months ended
	September 30, 2012
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$120.8		$92.6		$52.6		$266.0

Earned premiums	117.4		83.4		60.6		261.4
Cat loss and ALAE	2.4	2.0	4.2	5.2	0.6	0.9	7.2	2.8
Non-cat loss and ALAE	71.3	60.8	43.7	52.2	65.3	107.8	180.3	68.9
ULAE	7.8	6.7	3.9	4.6	2.3	3.8	14.0	5.4
Underwriting expenses	33.0	27.3	39.0	42.1	17.5	33.3	89.5	33.7
SAP underwriting gain (loss) and SAP combined ratio	$2.9	96.8	$(7.4)	104.1	$(25.1)	145.8	$(29.6)	110.8

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

($ millions)	Nine months ended
	September 30, 2013
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$355.4		$285.4		$167.9		$808.7

Earned premiums	348.3		271.0		171.5		790.8
Cat loss and ALAE	11.4	3.3	19.2	7.1	1.6	1.0	32.2	4.1
Non-cat loss and ALAE	214.5	61.6	132.7	48.9	110.0	64.1	457.2	57.8
ULAE	32.1	9.2	14.6	5.4	4.1	2.4	50.8	6.4
Underwriting expenses	101.8	28.7	115.5	40.5	60.4	36.0	277.7	34.3
SAP underwriting loss and SAP combined ratio	$(11.5)	102.8	$(11.0)	101.9	$(4.6)	103.5	$(27.1)	102.6

($ millions)	Nine months ended
	September 30, 2012
	Personal	% Ratio	Business	% Ratio	Specialty	% Ratio	Total	% Ratio
Net written premiums	$355.0		$263.2		$180.5		$798.7

Earned premiums	352.1		240.1		182.5		774.7
Cat loss and ALAE	25.3	7.2	35.0	14.6	0.9	0.5	61.2	7.9
Non-cat loss and ALAE	208.9	59.3	120.9	50.3	151.8	83.2	481.6	62.2
ULAE	31.2	8.9	14.8	6.2	6.2	3.4	52.2	6.7
Underwriting expenses	95.5	26.9	110.2	41.9	61.0	33.8	266.7	33.4
SAP underwriting loss and SAP combined ratio	$(8.8)	102.3	$(40.8)	113.0	$(37.4)	120.9	$(87.0)	110.2

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Personal Insurance Segment
The following table sets forth the net written premiums by major product line of business for our personal insurance segment for the three and nine months ended September 30, 2013 and 2012:
Table 1

($ millions)	Net Written Premiums
	Three months ended			Nine months ended
	September 30			September 30
	2013	2012	% Change	2013	2012	% Change
Personal insurance segment:
Personal auto	$96.5	$98.4	(1.9)	$287.8	$289.9	(0.7)
Homeowners	15.8	15.4	2.6	45.2	43.0	5.1
Other personal	6.9	7.0	(1.4)	22.4	22.1	1.4
Total personal	$119.2	$120.8	(1.3)	$355.4	$355.0	0.1
The following tables set forth the SAP loss and ALAE ratios by major product line of business for our personal insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2013 and 2012:
Table 2

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Personal insurance segment:
Personal auto	$94.6	$1.0	$64.9	$65.9	1.0	68.7	69.7
Homeowners	14.4	1.4	4.9	6.3	10.0	33.8	43.8
Other personal	7.4	(0.2)	4.4	4.2	(3.1)	60.3	57.2
Total personal	116.4	2.2	74.2	76.4	1.9	63.8	65.7
ULAE	—	—	—	10.8	—	—	9.3
Total Loss and LAE	$116.4	$2.2	$74.2	$87.2	1.9	63.8	75.0
2012
Personal insurance segment:
Personal auto	$95.1	$0.3	$62.0	$62.3	0.3	65.2	65.5
Homeowners	15.3	(0.8)	5.3	4.5	(5.1)	34.6	29.5
Other personal	7.0	2.9	4.0	6.9	41.2	57.4	98.6
Total personal	117.4	2.4	71.3	73.7	2.0	60.8	62.8
ULAE	—	—	—	7.8	—	—	6.7
Total Loss and LAE	$117.4	$2.4	$71.3	$81.5	2.0	60.8	69.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

 Table 3

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Personal insurance segment:
Personal auto	$284.8	$4.6	$187.5	$192.1	1.6	65.8	67.4
Homeowners	41.4	5.8	17.0	22.8	14.1	41.2	55.3
Other personal	22.1	1.0	10.0	11.0	4.4	45.5	49.9
Total personal	348.3	11.4	214.5	225.9	3.3	61.6	64.9
ULAE	—	—	—	32.1	—	—	9.2
Total Loss and LAE	$348.3	$11.4	$214.5	$258.0	3.3	61.6	74.1
2012
Personal insurance segment:
Personal auto	$286.9	$10.5	$179.3	$189.8	3.6	62.5	66.1
Homeowners	44.4	6.9	20.2	27.1	15.6	45.6	61.2
Other personal	20.8	7.9	9.4	17.3	37.7	45.2	82.9
Total personal	352.1	25.3	208.9	234.2	7.2	59.3	66.5
ULAE	—	—	—	31.2	—	—	8.9
Total Loss and LAE	$352.1	$25.3	$208.9	$265.4	7.2	59.3	75.4
Personal auto net written premiums for the three and nine months ended September 30, 2013 decreased slightly compared to the same 2012 periods (Table 1). The decrease in premiums was primarily due to actions taken in our homeowners book of business (discussed below), which actions have resulted in a reduction of companion auto policies. The decrease in premiums was partially offset by rate increases and new business growth in states less prone to wind damage.
The personal auto SAP non-catastrophe loss ratio for the three and nine months ended September 30, 2013 increased 3.5 points and 3.3 points, respectively, compared to the same 2012 periods, primarily due to personal injury protection liability losses, higher physical damage loss trends and a few states with unfavorable loss trends (Tables 2 and 3). While most of our states are performing well, we have implemented remediation plans focused on pricing and agency management actions in Arizona, Colorado, Georgia, Illinois and Michigan to address the unfavorable loss trends. These five states represent 14% of our personal auto direct written premiums.
Homeowners net written premiums for the three and nine months ended September 30, 2013 increased 2.6% and 5.1%, respectively, compared to the same 2012 periods primarily due to rate increases (Table 1). While our policies in force have decreased, we are collecting more premiums with fewer exposures. We continued to address our rate needs in homeowners by filing rate increases in the first nine months of 2013. The as reported homeowners SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2013 improved 0.8 points and 4.4 points, respectively, when compared to the same 2012 periods (Tables 2 and 3). The pro forma homeowners SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2013 improved 2.5 points and 5.7 points, respectively, when compared to the same 2012 periods (Reconciliation Tables 9-12). Our SAP non-catastrophe loss and ALAE ratio improved as a result of prior year rate actions emerging in earned premiums and the actions discussed below.

•
CustomFitSM homeowners: We had previously implemented the use of our by-peril rating approach, CustomFit homeowners, in states that represent approximately 80% of our homeowners' premium and 86% of our five-year wind/hail losses. During 2012, our CustomFit homeowners was operational in 20 of our 28 active states. During 2012, we developed a second generation CustomFit homeowners product, which enhances our ability to model and price appropriately for non-weather related losses. This second generation of CustomFit homeowners was deployed in two states in late 2012 and we are on target to add two more states in 2013.

•
Evaluating, monitoring and terminating unprofitable agencies: We are aggressively evaluating and monitoring unprofitable agencies, which includes reviewing existing policies, implementing tighter new business and renewal guidelines and applying other loss mitigation tools. In 2012, we terminated the personal lines relationship with a

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

significant number of agencies in our most unprofitable homeowners states and we continue to see the run off of these agencies’ business during 2013.

•
Insurance to value: We continue to focus on insurance to value so that our insureds maintain an amount of coverage sufficient to replace their home and contents in the case of a total loss. Proper insurance to value ensures that our premiums are commensurate with our loss exposure. During 2013, we integrated our insurance to value review with our underwriting workflow. We developed a model that allows us to identify homeowner risks that have a high probability of having insurance to value gaps.

•
Wind and hail deductibles: We continue to analyze each state's wind and hail deductible, and all peril deductibles, at each annual rate review, making adjustments where necessary. We have implemented mandatory wind and hail deductibles in all targeted catastrophe prone states.

The as reported homeowners catastrophe loss ratio for the three months ended September 30, 2013 increased 15.1 points when compared to the same 2012 period, primarily due to favorable reserve development recorded during the third quarter 2012, the majority of which was attributable to losses incurred prior to the inception of the homeowners quota share arrangement (Table 2).
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the homeowners’ line of business before and after the impact of the HO QS Arrangement cession for the three and nine months ended September 30, 2013 and 2012:
Reconciliation Table 9

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$15.8	$48.6	$64.4

Earned premiums	14.4	43.9	58.3
Losses and LAE incurred:
Cat loss and ALAE	1.4	5.0	6.4
Non-cat loss and ALAE	4.9	16.2	21.1
Total Loss and ALAE incurred	$6.3	$21.2	$27.5

Cat loss and ALAE ratio	10.0%	11.3%	11.0%
Non-cat loss and ALAE ratio	33.8%	36.9%	36.1%
Total Loss and ALAE ratio	43.8%	48.2%	47.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 10

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Nine months ended September 30, 2013	As Reported	HO QS Cession	Cession
Net written premiums	$45.2	$135.9	$181.1

Earned premiums	41.4	132.8	174.2
Losses and LAE incurred:
Cat loss and ALAE	5.8	19.2	25.0
Non-cat loss and ALAE	17.0	55.5	72.5
Total Loss and ALAE incurred	$22.8	$74.7	$97.5

Cat loss and ALAE ratio	14.1%	14.5%	14.4%
Non-cat loss and ALAE ratio	41.2%	41.8%	41.6%
Total Loss and ALAE ratio	55.3%	56.3%	56.0%
Reconciliation Table 11

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Three months ended September 30, 2012	As Reported	HO QS Cession	Cession
Net written premiums	$15.4	$47.5	$62.9

Earned premiums	15.3	42.4	57.7
Losses and LAE incurred:
Cat loss and ALAE	(0.8)	0.1	(0.7)
Non-cat loss and ALAE	5.3	17.0	22.3
Total Loss and ALAE incurred	$4.5	$17.1	$21.6

Cat loss and ALAE ratio	(5.1)%	0.2%	(1.2)%
Non-cat loss and ALAE ratio	34.6%	40.1%	38.6%
Total Loss and ALAE ratio	29.5%	40.3%	37.4%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 12

($ millions)	SAP HO QS Arrangement Cession - Homeowners
			Pro-Forma
			without HO QS
Nine months ended September 30, 2012	As Reported	HO QS Cession	Cession
Net written premiums	$43.0	$131.4	$174.4

Earned premiums	44.4	125.9	170.3
Losses and LAE incurred:
Cat loss and ALAE	6.9	47.5	54.4
Non-cat loss and ALAE	20.2	60.4	80.6
Total Loss and ALAE incurred	$27.1	$107.9	$135.0

Cat loss and ALAE ratio	15.6%	37.7%	31.9%
Non-cat loss and ALAE ratio	45.6%	48.0%	47.3%
Total Loss and ALAE ratio	61.2%	85.7%	79.2%

Business Insurance Segment
The following tables set forth the net written premiums by major product line of business for our business insurance segment for the three and nine months ended September 30, 2013 and 2012:
Table 4

($ millions)	Net Written Premiums
	Three months ended			Nine months ended
	September 30			September 30
	2013	2012	% Change	2013	2012	% Change
Business insurance segment:
Commercial auto	$23.7	$20.6	15.0	$74.2	$66.8	11.1
Commercial multi-peril	28.8	25.5	12.9	85.6	75.4	13.5
Fire & allied lines	19.6	19.5	0.5	58.6	56.2	4.3
Other & product liability	16.9	22.5	(24.9)	53.1	51.3	3.5
Other commercial	4.4	4.5	(2.2)	13.9	13.5	3.0
Total business	$93.4	$92.6	0.9	$285.4	$263.2	8.4

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following tables set forth the SAP loss and ALAE ratios by major product line of business for our business insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2013 and 2012:
Table 5

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Business insurance segment:
Commercial auto	$23.7	$0.1	$14.2	$14.3	0.3	60.1	60.4
Commercial multi-peril	27.2	2.1	12.9	15.0	7.6	47.7	55.3
Fire & allied lines	19.2	3.0	6.4	9.4	15.8	33.1	48.9
Other & product liability	18.3	—	10.0	10.0	—	54.7	54.7
Other commercial	4.5	0.3	1.8	2.1	6.7	38.9	45.6
Total business	92.9	5.5	45.3	50.8	5.9	48.8	54.7
ULAE	—	—	—	4.6	—	—	4.9
Total Loss and LAE	$92.9	$5.5	$45.3	$55.4	5.9	48.8	59.6

2012
Business insurance segment:
Commercial auto	$20.7	$0.1	$13.8	$13.9	0.7	66.5	67.2
Commercial multi-peril	23.9	0.7	12.1	12.8	3.0	50.6	53.6
Fire & allied lines	18.6	3.3	4.7	8.0	18.0	25.0	43.0
Other & product liability	15.6	—	12.0	12.0	—	77.2	77.2
Other commercial	4.6	0.1	1.1	1.2	2.0	21.7	23.7
Total business	83.4	4.2	43.7	47.9	5.2	52.2	57.4
ULAE	—	—	—	3.9	—	—	4.6
Total Loss and LAE	$83.4	$4.2	$43.7	$51.8	5.2	52.2	62.0

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 6

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Business insurance segment:
Commercial auto	$69.2	$0.8	$41.5	$42.3	1.2	59.9	61.1
Commercial multi-peril	79.9	10.0	40.0	50.0	12.5	50.1	62.6
Fire & allied lines	57.5	8.1	17.5	25.6	14.0	30.5	44.5
Other & product liability	50.8	—	27.3	27.3	—	53.6	53.6
Other commercial	13.6	0.3	6.4	6.7	2.4	46.8	49.2
Total business	271.0	19.2	132.7	151.9	7.1	48.9	56.0
ULAE	—	—	—	14.6	—	—	5.4
Total Loss and LAE	$271.0	$19.2	$132.7	$166.5	7.1	48.9	61.4

2012
Business insurance segment:
Commercial auto	$59.7	$0.7	$36.7	$37.4	1.2	61.4	62.6
Commercial multi-peril	69.2	12.2	37.9	50.1	17.7	54.8	72.5
Fire & allied lines	55.6	21.9	16.6	38.5	39.4	29.8	69.2
Other & product liability	42.4	—	26.1	26.1	—	61.5	61.5
Other commercial	13.2	0.2	3.6	3.8	1.1	27.4	28.5
Total business	240.1	35.0	120.9	155.9	14.6	50.3	64.9
ULAE	—	—	—	14.8	—	—	6.2
Total Loss and LAE	$240.1	$35.0	$120.9	$170.7	14.6	50.3	71.1
As reported net written premiums for the business insurance segment for the three and nine months ended September 30, 2013 increased 0.9% and 8.4%, respectively, compared to the same 2012 periods (Table 4). Net written premiums for the three and nine months ended September 30, 2012 reflected the impact of the termination of an umbrella quota share reinsurance agreement, effective July 1, 2012. As a result of the termination of this agreement, net written premiums for the three and nine months ended September 30, 2012 included $7.2 million related to the transfer of unearned premium remaining under the agreement. Excluding the impact of the termination of this umbrella quota share reinsurance agreement, pro forma net written premiums increased 9.4%(1) and 11.5%(1), respectively, for the three and nine months ended 2013. The increase was primarily due to (i) writing larger average premium new business accounts, (ii) achieving price increases in the high single digits, and (iii) experiencing more growth on existing polices due to improved economic conditions.
(1) For the three and nine months ended September 30, 2013 and 2012, respectively, the following table sets forth the reconciliation of as reported net written premiums to pro forma net written premiums that exclude the impact of the unearned premium transferred associated with the termination of the umbrella quota share reinsurance agreement:

	Three months ended			Nine months ended
	September 30			September 30
($ millions)	2013	2012	% Change	2013	2012	% Change
Net written premiums:
Business insurance segment	$93.4	$92.6	0.9	$285.4	$263.2	8.4
Return of ceded premium	—	(7.2)	(100.0)	—	(7.2)	(100.0)
Pro forma net written premiums	$93.4	$85.4	9.4	$285.4	$256.0	11.5

We believe our small accounts are a foundational element of our premium writings and will continue as an important part of our future business plans. Improved efficiency and reduced processing expense will be critical to our success in managing these

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

accounts. We believe Business Insurance Evolution (BIE) is an important tool providing automated predictive price models and rules engines as part of our new business and policy renewal process on our smaller accounts. BIE will allow this process to move from being high touch processing (i.e. very manual), to low or in many instances no touch processing. We expect to complete the roll out of BIE during the fourth quarter of 2013. Pricing and policy issuance efficiencies resulting from BIE have met our expectations, and we believe that this will lead to further improvements in our combined ratio. In addition to the financial benefits, we believe the implementation of BIE will result in higher agent satisfaction.
During 2013, BIE has allowed us to shift our underwriting focus from smaller commercial accounts to larger accounts with premiums in excess of $25,000. Through September 30, 2013 our efforts have resulted in higher policy counts in the $25,000-$50,000 premium range and we have seen renewal price increases in accounts with premiums in excess of $100,000.
The business insurance segment’s SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2013 was 48.8% and 48.9% , respectively, compared to 52.2% and 50.3%, respectively, for the same 2012 periods (Tables 5 and 6). The improvement has been partially driven by prior period rate increases that we have taken on all lines of business in this segment. For the three months ended September 30, 2013, the commercial auto SAP non-catastrophe loss and ALAE ratio improved 6.4 points compared to the same 2012 period (Table 5) primarily driven by greater favorable development of prior year losses in 2013 compared to prior year favorable development in the same 2012 period. For the three and nine months ended September 30, 2013, the other product and liability non-catastrophe loss and ALAE ratio improved 22.5 points and 7.9 points, respectively, compared to the same 2012 periods (Tables 5 and 6), primarily due to a decrease in the size of large losses.
The business insurance segment’s catastrophe loss and ALAE ratio for the nine months ended September 30, 2013 was 7.1% compared to 14.6% for the same 2012 period (Table 6). For the nine months ended September 30, 2013, the fire & allied lines SAP catastrophe loss and ALAE ratio improved 25.4 points (Table 6). The year to date improvement was due to a return to better weather this year, in contrast to the catastrophe losses from a derecho storm system that occurred during the second quarter of 2012, which moved through the Midwest and Mid-Atlantic in late June of that year.

Specialty Insurance Segment
Effective January 1, 2013, our units within the specialty insurance segment changed from the three units of RED, Rockhill and Workers’ compensation to the four units of Excess & Surplus property, Excess & Surplus casualty, Programs (which includes the former RED unit) and Workers’ compensation. Previously reported financial information has been revised to reflect the effect of the change in units. The following table sets forth the net written premiums by unit for our specialty insurance segment for the three and nine months ended September 30, 2013 and 2012.
Table 7

($ millions)	Net Written Premiums
	Three months ended			Nine months ended
	September 30			September 30
	2013	2012	% Change	2013	2012	% Change
Specialty insurance segment:
Excess & Surplus property	$3.1	$2.3	34.8	$26.1	$18.2	43.4
Excess & Surplus casualty	10.3	9.7	6.2	31.1	27.2	14.3
Programs	17.5	23.9	(26.8)	56.5	81.5	(30.7)
Workers’ compensation	16.4	16.7	(1.8)	54.2	53.6	1.1
Total specialty	$47.3	$52.6	(10.1)	$167.9	$180.5	(7.0)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

     The following tables set forth the SAP loss and LAE ratios for our specialty insurance segment with the catastrophe and non-catastrophe impact shown separately for the three and nine months ended September 30, 2013 and 2012:
Table 8

Statutory Loss and LAE Ratios	($ millions)%
Three months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Specialty insurance segment:
Excess & Surplus property	$7.7	$(1.4)	$1.1	$(0.3)	(18.0)	14.4	(3.6)
Excess & Surplus casualty	10.0	—	5.8	5.8	—	57.9	57.9
Programs	22.3	0.1	18.8	18.9	0.6	84.6	85.2
Workers’ compensation	16.7	—	10.7	10.7	—	63.7	63.7
Total specialty	56.7	(1.3)	36.4	35.1	(2.2)	64.2	62.0
ULAE	—	—	—	1.7	—	—	3.0
Total Loss and LAE	$56.7	$(1.3)	$36.4	$36.8	(2.2)	64.2	65.0

2012
Specialty insurance segment:
Excess & Surplus property	$5.2	$—	$1.5	$1.5	—	28.7	28.7
Excess & Surplus casualty	8.8	—	4.8	4.8	—	54.9	54.9
Programs	29.4	0.6	43.4	44.0	1.9	147.7	149.6
Workers’ compensation	17.2	—	15.6	15.6	—	90.5	90.5
Total specialty	60.6	0.6	65.3	65.9	0.9	107.8	108.7
ULAE	—	—	—	2.3	—	—	3.8
Total Loss and LAE	$60.6	$0.6	$65.3	$68.2	0.9	107.8	112.5

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Table 9

Statutory Loss and LAE Ratios	($ millions)%
Nine months ended September 30	Earned Premium	Cat Loss & ALAE	Non-Cat Loss & ALAE	Statutory Loss & LAE	Cat loss Ratio	Non-Cat Loss & ALAE Ratio	Total Loss and LAE Ratio
2013
Specialty insurance segment:
Excess & Surplus property	$22.9	$1.1	$3.8	$4.9	5.2	16.1	21.3
Excess & Surplus casualty	28.7	—	15.1	15.1	—	52.5	52.5
Programs	68.2	0.5	57.9	58.4	0.7	85.0	85.7
Workers’ compensation	51.7	—	33.2	33.2	—	64.1	64.1
Total specialty	171.5	1.6	110.0	111.6	1.0	64.1	65.1
ULAE	—	—	—	4.1	—	—	2.4
Total Loss and LAE	$171.5	$1.6	$110.0	$115.7	1.0	64.1	67.5

2012
Specialty insurance segment:
Excess & Surplus property	$15.1	$0.2	$1.8	$2.0	1.8	11.4	13.2
Excess & Surplus casualty	24.8	—	8.7	8.7	—	35.4	35.4
Programs	93.7	0.7	102.3	103.0	0.7	109.2	109.9
Workers’ compensation	48.9	—	39.0	39.0	—	79.6	79.6
Total specialty	182.5	0.9	151.8	152.7	0.5	83.2	83.7
ULAE	—	—	—	6.2	—	—	3.4
Total Loss and LAE	$182.5	$0.9	$151.8	$158.9	0.5	83.2	87.1

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The business written by our former RED unit is in run-off. As a result, its impact on our specialty insurance segment, specifically Programs, was less significant for the three and nine months ended September 30, 2013 compared to the same 2012 period.
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for our specialty insurance segment before and after the impact of our former RED unit’s underwriting results for the three and nine months ended September 30, 2013 and 2012:
Reconciliation Table 13

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
Three months ended September 30, 2013	As Reported	RED	Pro-Forma without RED
Net written premiums	$47.3	$0.8	$46.5

Earned premiums	56.7	4.5	52.2
Losses and LAE incurred:
Cat loss and ALAE	(1.3)	0.1	(1.4)
Non-cat loss and ALAE	36.4	6.3	30.1
Total Loss and ALAE	35.1	6.4	28.7
ULAE	1.7	0.2	1.5
Total Loss and LAE incurred	36.8	6.6	30.2
Underwriting expenses	16.8	0.8	16.0
Net underwriting gain (loss)	$3.1	$(2.9)	$6.0

Cat loss and ALAE ratio	(2.2)%	1.1%	(2.5)%
Non-cat loss and ALAE ratio	64.2%	142.9%	57.4%
Total Loss and ALAE ratio	62.0%	144.0%	54.9%
ULAE ratio	3.0%	4.9%	2.9%
Total Loss and LAE ratio	65.0%	148.9%	57.8%
Expense ratio	35.6%	100.7%	34.5%
Combined ratio	100.6%	249.6%	92.3%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 14

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
Nine months ended September 30, 2013	As Reported	RED	Pro-Forma without RED
Net written premiums	$167.9	$0.9	$167.0

Earned premiums	171.5	22.4	149.1
Losses and LAE incurred:
Cat loss and ALAE	1.6	0.5	1.1
Non-cat loss and ALAE	110.0	26.4	83.6
Total Loss and ALAE	111.6	26.9	84.7
ULAE	4.1	1.2	2.9
Total Loss and LAE incurred	115.7	28.1	87.6
Underwriting expenses	60.4	2.2	58.2
Net underwriting (loss) gain	$(4.6)	$(7.9)	$3.3

Cat loss and ALAE ratio	1.0%	2.0%	0.8%
Non-cat loss and ALAE ratio	64.1%	117.8%	56.0%
Total Loss and ALAE ratio	65.1%	119.8%	56.8%
ULAE ratio	2.4%	5.3%	1.9%
Total Loss and LAE ratio	67.5%	125.1%	58.7%
Expense ratio	36.0%	258.0%	34.8%
Combined ratio	103.5%	383.1%	93.5%

Reconciliation Table 15

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
Three months ended September 30, 2012	As Reported	RED	Pro-Forma without RED
Net written premiums	$52.6	$14.0	$38.6

Earned premiums	60.6	22.5	38.1
Losses and LAE incurred:
Cat loss and ALAE	0.6	0.5	0.1
Non-cat loss and ALAE	65.3	38.7	26.6
Total Loss and ALAE	65.9	39.2	26.7
ULAE	2.3	1.0	1.3
Total Loss and LAE incurred	68.2	40.2	28.0
Underwriting expenses	17.5	4.9	12.6
Net underwriting loss	$(25.1)	$(22.6)	$(2.5)

Cat loss and ALAE ratio	0.9%	2.2%	0.3%
Non-cat loss and ALAE ratio	107.8%	172.0%	69.8%
Total Loss and ALAE ratio	108.7%	174.2%	70.1%
ULAE ratio	3.8%	4.4%	3.4%
Total Loss and LAE ratio	112.5%	178.6%	73.5%
Expense ratio	33.3%	35.1%	32.6%
Combined ratio	145.8%	213.7%	106.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 16

($ millions)	SAP Former RED Unit’s Underwriting Results – Specialty Insurance
Nine months ended September 30, 2012	As Reported	RED	Pro-Forma without RED
Net written premiums	$180.5	$56.9	$123.6

Earned premiums	182.5	77.6	104.9
Losses and LAE incurred:
Cat loss and ALAE	0.9	0.5	0.4
Non-cat loss and ALAE	151.8	88.0	63.8
Total Loss and ALAE	152.7	88.5	64.2
ULAE	6.2	3.4	2.8
Total Loss and LAE incurred	158.9	91.9	67.0
Underwriting expenses	61.0	21.4	39.6
Net underwriting loss	$(37.4)	$(35.7)	$(1.7)

Cat loss and ALAE ratio	0.5%	0.6%	0.4%
Non-cat loss and ALAE ratio	83.2%	113.4%	60.8%
Total Loss and ALAE ratio	83.7%	114.0%	61.2%
ULAE ratio	3.4%	4.4%	2.7%
Total Loss and LAE ratio	87.1%	118.4%	63.9%
Expense ratio	33.8%	37.6%	32.0%
Combined ratio	120.9%	156.0%	95.9%
As reported net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2013 decreased 10.1% and 7.0%, respectively, compared to the same 2012 periods (Table 7). Excluding the decrease in net written premiums associated with the run-off of our former RED unit, pro forma net written premiums for the specialty insurance segment for the three and nine months ended September 30, 2013 increased 20.5% and 35.1%, respectively, compared to the same 2012 periods (Reconciliation Tables 13-16). The SAP non-catastrophe loss and ALAE ratio for the specialty insurance segment for the three and nine months ended September 30, 2013 improved 43.6 points and 19.1 points, respectively, compared to the same 2012 periods, primarily due to greater reserve strengthening in 2012 related to our former RED unit.
Net written premiums for the Excess & Surplus property unit for the three and nine months ended September 30, 2013 increased 34.8% and 43.4%, respectively, compared to the same 2012 periods (Table 7) primarily due to increased new business growth, rate increases and premium from a rollover book of business through one of our distribution partners. The year to date growth was also impacted by a favorable property catastrophe reinsurance premium adjustment that occurred during the first quarter of 2013. The SAP non-catastrophe loss and ALAE ratio for the Excess & Surplus property unit for the three months ended September 30, 2013 improved 14.3 points when compared to the same 2012 period (Table 8) primarily due to a revised estimate of a reinsurance recovery associated with a hail loss in the second quarter of 2013.

Net written premiums for the Excess & Surplus casualty unit for the three and nine months ended September 30, 2013 increased 6.2% and 14.3%, respectively, compared to the same 2012 periods (Table 7) primarily due to growth in our Umbrella and General Liability policies. The SAP non-catastrophe loss and ALAE ratio for the Excess & Surplus casualty unit for the three and nine months ended September 30, 2013 increased 3.0 points and 17.1 points, respectively, compared to the same 2012 periods (Tables 8 and 9). The increase for the three months ended September 30, 2013 was primarily driven by one large loss within our surety lines. The increase for the nine months ended September 30, 2013 was primarily driven by greater prior year favorable development in reserves in 2012 compared to the prior year favorable development in reserves in 2013.
For the Programs unit, our strategy is to target small to medium sized programs underwritten by managing general underwriters with proven track records in terms of profitability and distribution. As reported net written premiums for our Programs unit for the three and nine months ended September 30, 2013 decreased 26.8% and 30.7%, respectively, compared to the same 2012 periods (Table 7). Excluding the decrease in net written premiums associated with our former RED unit, the Programs unit pro forma net written premiums increased $6.8 million and $31.0 million, respectively (Reconciliation tables 17-20). The growth for the three and nine months ended September 30, 2013 was driven by programs initiated in the second half of 2012. The as reported SAP

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

non-catastrophe loss and ALAE ratio for the Programs unit, for the nine months ended September 30, 2013 improved 24.2 points compared to the same 2012 period primarily due to changes in the mix of programs, as well as, underwriting actions and rate increases initiated in 2012 for the largest program (Table 9). The pro forma SAP non-catastrophe loss and ALAE ratio for the Programs unit, excluding the former RED unit, for the nine months ended September 30, 2013 improved 20.3 points compared to the same 2012 period primarily due to changes in the mix of programs, as well as, underwriting actions and rate increases initiated in 2012 for the largest program (Reconciliation Tables 18 and 20).
The following tables set forth, on a SAP and pro forma basis, certain of our key performance indicators for the Programs unit before and after the impact of our former RED unit’s underwriting results for the three and nine months ended September 30, 2013 and 2012:
Reconciliation Table 17

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
Three months ended September 30, 2013	As Reported	RED	Pro-Forma without RED
Net written premiums	$17.5	$0.8	$16.7

Earned premiums	22.3	4.5	17.8
Losses and LAE incurred:
Cat loss and ALAE	0.1	0.1	—
Non-cat loss and ALAE	18.8	6.3	12.5
Total Loss and ALAE incurred	$18.9	$6.4	$12.5

Cat loss and ALAE ratio	0.6%	1.1%	0.4%
Non-cat loss and ALAE ratio	84.6%	142.9%	69.9%
Total Loss and ALAE ratio	85.2%	144.0%	70.3%

Reconciliation Table 18

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
Nine months ended September 30, 2013	As Reported	RED	Pro-Forma without RED
Net written premiums	$56.5	$0.9	$55.6

Earned premiums	68.2	22.4	45.8
Losses and LAE incurred:
Cat loss and ALAE	0.5	0.5	—
Non-cat loss and ALAE	57.9	26.4	31.5
Total Loss and ALAE incurred	$58.4	$26.9	$31.5

Cat loss and ALAE ratio	0.7%	2.0%	0.1%
Non-cat loss and ALAE ratio	85.0%	117.8%	69.0%
Total Loss and ALAE ratio	85.7%	119.8%	69.1%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Reconciliation Table 19

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
Three months ended September 30, 2012	As Reported	RED	Pro-Forma without RED
Net written premiums	$23.9	$14.0	$9.9

Earned premiums	29.4	22.5	6.9
Losses and LAE incurred:
Cat loss and ALAE	0.6	0.5	0.1
Non-cat loss and ALAE	43.4	38.7	4.7
Total Loss and ALAE incurred	$44.0	$39.2	$4.8

Cat loss and ALAE ratio	1.9%	2.2%	1.1%
Non-cat loss and ALAE ratio	147.7%	172.0%	68.9%
Total Loss and ALAE ratio	149.6%	174.2%	70.0%

Reconciliation Table 20

($ millions)	SAP Former RED Unit’s Underwriting Results – Programs Unit
Nine months ended September 30, 2012	As Reported	RED	Pro-Forma without RED
Net written premiums	$81.5	$56.9	$24.6

Earned premiums	93.7	77.6	16.1
Losses and LAE incurred:
Cat loss and ALAE	0.7	0.5	0.2
Non-cat loss and ALAE	102.3	88.0	14.3
Total Loss and ALAE incurred	$103.0	$88.5	$14.5

Cat loss and ALAE ratio	0.7%	0.6%	0.9%
Non-cat loss and ALAE ratio	109.2%	113.4%	89.3%
Total Loss and ALAE ratio	109.9%	114.0%	90.2%
Our workers’ compensation strategy focuses on accounts under $10,000 and large account debit mod business, which focuses on accounts with higher average losses driven mostly by injuries that impact soft tissue. Net written premiums for our Workers’ compensation unit for the three and nine months ended September 30, 2013, remained relatively the same when compared to the same 2012 periods (Table 7). The Workers’ compensation unit’s SAP non-catastrophe loss and ALAE ratio for the three and nine months ended September 30, 2013 improved 26.8 points and 15.5 points, respectively, when compared to the same 2012 periods (Tables 8 and 9). This improvement was attributable to more favorable development of prior accident years in 2013 as compared to 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Losses and loss expenses payable
The following table sets forth losses and loss expenses payable by major line of business at September 30, 2013 and December 31, 2012:

($ millions)	September 30, 2013	December 31, 2012	$ Change
Personal insurance segment:
Personal auto	$186.6	$186.1	$0.5
Homeowners	27.1	34.6	(7.5)
Other personal	10.9	10.3	0.6
Total personal	224.6	231.0	(6.4)
Business insurance segment:
Commercial auto	84.2	77.4	6.8
Commercial multi-peril	88.8	80.4	8.4
Fire & allied lines	20.0	21.5	(1.5)
Other & product liability	160.5	159.6	0.9
Other business	3.1	2.9	0.2
Total business	356.6	341.8	14.8
Specialty insurance segment:
Excess & Surplus property	8.1	5.1	3.0
Excess & Surplus casualty	57.9	49.0	8.9
Programs	143.8	152.7	(8.9)
Workers’ compensation	150.2	149.1	1.1
Total specialty	360.0	355.9	4.1
Total losses and loss expenses payable net of reinsurance recoverable on losses and loss expenses payable	$941.2	$928.7	$12.5
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

Acquisition and Operating Expenses
Our GAAP expense ratios were 34.2 and 33.1 for the three months ended September 30, 2013 and 2012, respectively, and 33.7 and 33.3 for the nine months ended September 30, 2013 and 2012, respectively. Acquisition and operating expenses for the three and nine months ended September 30, 2013 increased $4.5 million and $9.1 million, respectively, compared to the same 2012 periods. The increase for the three and nine months ended September 30, 2013, was primarily driven by increases in agent and employee incentive compensation.
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

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

We have investment policy guidelines with respect to purchasing fixed maturity investments for our insurance subsidiaries which preclude investments in bonds that are rated below investment grade by a recognized rating service. For the insurance subsidiaries, the maximum investment in any single note or bond is limited to 5.0% or less of statutory assets, other than obligations of the U.S. government or government agencies, for which there is no limit. Our fixed maturity portfolio is composed of high quality, investment grade issues, comprised almost entirely of debt issues rated AAA or AA. We obtain investment ratings from Moody’s, Standard & Poor’s and Fitch. If there is a split rating, we assign the lowest rating obtained. At September 30, 2013, there were no fixed maturity investments rated below investment grade in our available-for-sale investment portfolio.
For further discussion regarding the management of our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investment Operations Segment” in Item 7 of the 2012 Form 10-K.

Composition of Investment Portfolio
The following table sets forth the composition of our investment portfolio at carrying value at September 30, 2013 and December 31, 2012:

($ millions)	September 30, 2013	% of Total	December 31, 2012	% of Total
Cash and cash equivalents	$54.3	2.4	$59.0	2.5
Fixed maturities, at fair value:
Fixed maturities	1,635.1	71.1	1,674.1	72.0
Treasury inflation-protected securities	209.7	9.1	231.0	9.9
Total fixed maturities	1,844.8	80.2	1,905.1	81.9
Notes receivable from affiliate (1)	70.0	3.0	70.0	3.0
Equity securities, at fair value:
Large-cap securities	184.6	8.0	174.2	7.5
Small-cap securities	66.5	2.9	54.2	2.3
Total equity securities	251.1	10.9	228.4	9.8
Other invested assets, at fair value:
International funds	70.0	3.0	59.0	2.6
Other invested assets	6.3	0.3	5.4	0.2
Total other invested assets, at fair value	76.3	3.3	64.4	2.8
Other invested assets, at cost	5.0	0.2	0.5	—
Total portfolio	$2,301.5	100.0	$2,327.4	100.0

(1)
In May 2009, we entered into two separate Credit Agreements with State Auto Mutual. Under these Credit Agreements, State Auto Mutual borrowed a total of $70.0 million from us on an unsecured basis. Interest is payable semi-annually at a fixed annual interest rate of 7.00%. Principal is payable May 2019.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at September 30, 2013:

($ millions)	Amortized cost	Fair value
Due in 1 year or less	$57.2	$57.9
Due after 1 year through 5 years	367.1	385.8
Due after 5 years through 10 years	374.6	391.6
Due after 10 years	668.6	666.1
U.S. government agencies residential mortgage-backed securities	334.6	343.4
Total	$1,802.1	$1,844.8
Expected maturities may differ from contractual maturities as the issuers may have the right to call or prepay the obligations with or without call or prepayment penalties. The duration of the fixed maturity portfolio was approximately 4.80 and 4.05 as of September 30, 2013 and December 31, 2012, respectively.
Investment Operations Revenue
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2013 and 2012:

($ millions)	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012
Gross investment income:
Fixed maturities	$16.2	$14.7	$48.2	$49.1
Equity securities	1.9	1.5	4.7	3.5
Other	1.3	1.4	4.1	4.1
Total gross investment income	19.4	17.6	57.0	56.7
Less: Investment expenses	0.6	0.4	1.6	1.5
Net investment income	$18.8	$17.2	$55.4	$55.2

Average invested assets (at cost)	$2,122.0	$2,131.4	$2,136.3	$2,180.6
Annualized investment yield	3.5%	3.2%	3.5%	3.4%
Annualized investment yield, after tax	2.8%	2.5%	2.7%	2.6%
Net investment income, after tax	$14.6	$13.4	$43.1	$42.5
Effective tax rate	22.1%	21.8%	22.2%	22.9%

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

The following table sets forth realized gains and the proceeds received on sale for our investment portfolio for the three and nine months ended September 30, 2013:

($ in millions)	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013
	Realized gains (losses)	Proceeds received on sale	Realized gains (losses)	Proceeds received on sale
Realized gains:
Fixed maturities	$0.4	$14.4	$1.6	$72.6
Equity securities	7.9	28.6	17.9	69.0
Other invested assets	0.1	0.1	0.1	0.1
Total realized gains	8.4	43.1	19.6	141.7
Realized losses:
Equity securities:
Sales	(0.3)	2.5	(1.0)	6.7
OTTI	(0.3)	—	(2.6)	—
Fixed maturities
Sales	(0.3)	5.2	(0.3)	5.2
Total realized losses	(0.9)	7.7	(3.9)	11.9
Net realized gain on investments	$7.5	$50.8	$15.7	$153.6
During the first nine months of 2013, equity sales were executed for various reasons, including: (i) the achievement of our price target, (ii) in response to changes in business conditions, which in our opinion diminished the future business prospects on these securities, and (iii) in order to manage our equity holdings consistent with our investment objectives.
When a fixed maturity security has been determined to have an other-than-temporary decline in fair value, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to non-credit factors, which is recognized in accumulated other comprehensive income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investments” included in Item 7 of the 2012 Form 10-K for other-than-temporary impairment (“OTTI”) indicators. Future increases or decreases in fair value, if not other-than-temporary, are included in accumulated other comprehensive income. We did not recognize OTTI on our fixed maturity portfolio for the three and nine months ended September 30, 2013.
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
The following table sets forth the realized losses related to OTTI on our investment portfolio recognized for the three and nine months ended September 30, 2013:

($ millions, except # of positions)	Three months ended		Nine months ended
	September 30		September 30
	Number of positions	Total impairment	Number of positions	Total impairment
Equity securities:
Small-cap securities	3	$(0.3)	19	$(1.3)
Large-cap securities	—	—	1	(1.3)
Total other-than-temporary impairments	3	$(0.3)	20	$(2.6)

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Gross Unrealized Investment Gains and Losses
Based upon our review of our investment portfolio at September 30, 2013, we determined that there were no individual investments with an unrealized holding loss that had a fair value significantly below cost continually for more than one year. The following table sets forth detailed information on our available-for-sale investment portfolio by lot at fair value for our gross unrealized holding gains (losses) at September 30, 2013:

($ millions, except # of positions)	Cost or amortized cost	Gross unrealized holding gains	Number of gain positions	Gross unrealized holding losses	Number of loss positions	Fair value
Fixed maturities:
U.S. treasury securities and obligations of U.S. government agencies	$348.9	$18.4	41	$(3.9)	24	$363.4
Obligations of states and political subdivisions	791.9	29.8	236	(16.7)	81	805.0
Corporate securities	326.7	11.6	67	(5.3)	21	333.0
U.S. government agencies residential mortgage-backed securities	334.6	11.4	90	(2.6)	27	343.4
Total fixed maturities	1,802.1	71.2	434	(28.5)	153	1,844.8
Equity securities:
Large-cap securities	150.5	36.2	35	(2.1)	6	184.6
Small-cap securities	45.1	21.4	71	—	—	66.5
Total equity securities	195.6	57.6	106	(2.1)	6	251.1
Other invested assets	49.3	27.0	3	—	—	76.3
Total available-for-sale investments	$2,047.0	$155.8	543	$(30.6)	159	$2,172.2
The following table sets forth our unrealized holding gains by investment type, net of deferred tax that was included as a component of accumulated comprehensive income (loss) at September 30, 2013 and December 31, 2012, and the change in unrealized holding gains, net of deferred tax, for the nine months ended September 30, 2013:

($ millions)	September 30, 2013	December 31, 2012	$ Change
Available-for-sale investments:
Unrealized holding gains:
Fixed maturities	$42.7	$128.9	(86.2)
Equity securities	55.5	32.2	23.3
Other invested assets	27.0	15.4	11.6
Unrealized gains	125.2	176.5	(51.3)
Net deferred federal income tax liability (less valuation allowance)	(43.5)	(52.5)	9.0
Unrealized gains, net of tax	$81.7	$124.0	(42.3)

Fair Value Measurements
We primarily use one independent nationally recognized pricing service in developing fair value estimates. We obtain one price per security, and our processes and control procedures are designed to ensure the value is accurately recorded on an unadjusted basis. Through discussions with the pricing service, we gain an understanding of the methodologies used to price the different types of securities, that the data and the valuation methods utilized are appropriate and consistently applied, and that the assumptions are reasonable and representative of fair value. To validate the reasonableness of the valuations obtained from the pricing service, we compare to other fair value pricing information gathered from other independent pricing sources. See Note 3, “Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for a presentation of our available-for-sale investments within the fair value hierarchy at September 30, 2013 and December 31, 2012.
As of September 30, 2013, Level 3 assets as a percentage of total assets were 0.4% which we have determined to be insignificant.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Other Items
Income Taxes
Deferred income tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 740, Income Taxes (ASC 740), we periodically evaluate our deferred tax assets, which requires significant judgment, to determine if they are realizable based upon weighing all available evidence, both positive and negative, including our historical and anticipated future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. The following table sets forth the components of our federal income tax expense for the three and nine months ended September 30, 2013 and 2012, respectively.

($ millions)	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012
Income (loss) before federal income taxes	$18.7	$(5.6)	$45.0	$(10.3)
Current tax expense (benefit)	0.2	(0.1)	0.6	(0.1)
Deferred tax expense (benefit)	3.6	(4.2)	8.0	(9.9)
	3.8	(4.3)	8.6	(10.0)
Valuation allowance	(3.6)	4.2	(8.0)	9.9
Total federal income tax expense (benefit)	0.2	(0.1)	0.6	(0.1)
Net income (loss)	$18.5	$(5.5)	$44.4	$(10.2)
During the three and nine months ended September 30, 2013, we recorded current tax expense in the income statement of $0.2 million and $0.6 million, respectively, related to the Alternative Minimum Tax (AMT). AMT is an alternative tax system whereby we calculate our tax and if it is greater than regular tax, we provide for the AMT. In our case during these periods, while we had both regular tax and AMT tax net operating loss carryforwards, the Internal Revenue Code only allows for a 90% offset of the AMT obligation; whereas, the Internal Revenue Code allows for an 100% offset of the regular tax obligation. This resulted in recording a current tax provision. The deferred tax benefit for the AMT was offset by the tax valuation allowance, which resulted in a net tax provision for the quarter and nine months then ended.

In future periods we will re-assess our judgments and assumptions regarding the realization of our net deferred tax assets, but until such time as the positive evidence exceeds the negative evidence we will maintain a valuation allowance against our net deferred tax assets.
Based on ASC 740 intraperiod tax allocation guidelines, the following sets forth the change in valuation allowance attributable to continuing operations and other comprehensive income for the three and nine months ended September 30, 2013 is as follows:

	Three months ended	Nine months ended
($ millions)	September 30	September 30
Continuing operations	$(3.6)	$(8.0)
Other comprehensive income	(3.4)	8.0
Change in valuation allowance	$(7.0)	$—
See Note 6 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

Liquidity
Our insurance subsidiaries must have adequate liquidity to ensure that their cash obligations are met. However, the STFC Pooled Companies do not have the daily liquidity concerns normally associated with an insurance company due to their participation in, and the terms of, the Pooling Arrangement. Under the terms of the Pooling Arrangement, State Auto Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the STFC Pooled Companies and the other pool participants, and then it settles the intercompany balances generated by these transactions with the pool participants within 60 days following each quarter end. We believe this provides State Auto Mutual with sufficient liquidity to pay losses and expenses of our insurance operations on a timely basis. When settling the intercompany balances, State Auto Mutual provides the pool participants with full credit for the premiums written net of losses paid during the quarter, retaining all receivable amounts from insureds and agents and reinsurance recoverable on paid losses from unaffiliated reinsurers. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by State Auto Mutual and allocated to the pool participant on the basis of its pooling percentage. As a result, we have an off-balance sheet credit risk related to the balances due to State Auto Mutual from insureds, agents and reinsurers, which are offset by the unearned premiums from the respective policies. While the total amount due to State Auto Mutual from policyholders and agents is significant, the individual amounts due are relatively small at the policyholder and agency level. Based on historical data, this credit risk exposure is not considered to be material to our financial position, though the impact to income on a quarterly basis may be material. The State Auto Group mitigates its exposure to this credit risk through its in-house collections unit for both personal and commercial accounts which is supplemented by third party collection service providers. The amounts deemed uncollectible by State Auto Mutual and allocated to the STFC Pooled Companies are included in the other expenses line item in the accompanying consolidated statements of income.
We generally manage our cash flows through current operational activity and maturing investments, without a need to liquidate any of our other investments; however, should our written premiums decline or paid losses increase significantly, or a combination thereof, we may need to liquidate investments at losses in order to meet our cash obligations. This action was not necessary for the three and nine months ended September 30, 2013.
We maintain a portion of our investment portfolio in relatively short-term and highly liquid investments to ensure the immediate availability of funds to pay claims and expenses. At September 30, 2013 and December 31, 2012, we had $54.3 million and $59.0 million, respectively, in cash and cash equivalents, and $2,172.2 million and $2,197.9 million, respectively, of total available-for-sale investments. Included in our fixed maturities available-for-sale were $8.6 and $10.0 million of securities on deposit with insurance regulators as required by law at September 30, 2013 and December 31, 2012, respectively; in addition, substantially all of our fixed maturity and equity securities are traded on public markets. For a further discussion regarding investments, see “Investments Operations Segment” included in this Item 2.
Net cash provided by operating activities was $37.7 million for the first nine months of 2013 compared to net cash used in operating activities of $308.5 million for the first nine months of 2012. Net cash from operations will vary from period to period if there are significant changes in underwriting results, primarily a combination of the level of premiums written and loss and loss expenses paid, changes in cash flows from investment income or federal income tax activity. The majority of the change between periods was primarily due to our settlement payment of $261.4 million related to the 12.31.11 pool change and our payment of $75.5 million related to our share of the State Auto Group’s initial net unearned premium transfer under the HO QS Arrangement, both of which occurred in 2012.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Net cash used in investing activities was $17.0 million for the first nine months of 2013 compared to net cash provided by investing activities of $34.0 million for the first nine months of 2012. The change can generally be attributed to less sales proceeds from available for sale securities in the first nine months of 2013 when compared to the first nine months of 2012, as well as, a lower level of call activity during the first nine months of 2013 compared to the same 2012 period.
Net cash used in financing activities was $25.4 million and $17.3 million for the first nine months of 2013 and 2012, respectively. The decrease was due to the repayment of the outstanding Senior Notes during the first nine months of 2013 compared to the same 2012 period, offset by a lower dividend payment in the first nine months of 2013 compared to the same 2012 period.

Borrowing Arrangements
Credit Facility
On July 26, 2013, State Auto Financial terminated its then-current credit agreement with a syndicate of lenders, as further described below. Concurrently with the termination of this credit agreement, State Auto P&C entered into a new credit facility (the “SPC Credit Facility”) with a syndicate of lenders. The SPC Credit Facility provides State Auto P&C with a $100.0 million five-year revolving credit facility maturing in July 2018. During the term of the SPC Credit Facility, State Auto P&C has the right to increase the total facility to a maximum amount of $150.0 million, provided that no event of default has occurred and is continuing. The SPC Credit Facility is available for general corporate purposes and provides for interest-only payments during its term, with principal and interest due in full at maturity. Interest is based on LIBOR or a base rate plus a calculated margin amount. All advances under the SPC Credit Facility are to be fully secured by a pledge of specific investment securities of State Auto P&C. The SPC Credit Facility includes certain covenants and requirements, including financial requirements that State Auto Financial maintain a minimum net worth and a certain debt to capitalization ratio. As of September 30, 2013, State Auto P&C had not made any borrowings under the SPC Credit Facility and State Auto P&C and State Auto Financial were in compliance with all covenants and requirements of the SPC Credit Facility.
Prior to July 26, 2013, State Auto Financial had a $100.0 million unsecured revolving credit facility with a syndicate of lenders which was to mature in September 2016 (the “STFC Credit Facility”). The STFC Credit Facility was terminated on July 26, 2013, and replaced with the SPC Credit Facility, as described above. The STFC Credit Facility was available for general corporate purposes and provided for interest-only payments during its term. Principal and interest was to be due in full at maturity. Interest was based on LIBOR or a base rate plus a calculated margin amount. The STFC Credit Facility included certain covenants, including financial covenants that required us to maintain a minimum net worth and not exceed a certain debt to capitalization ratio.
FHLB Loan
On July 11, 2013, State Auto P&C obtained a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Cincinnati (the “FHLB”). State Auto P&C became a member of the FHLB during the first quarter of 2013. The FHLB Loan is a 20-year term loan, callable after three years with no prepayment penalty thereafter, in the principal amount of $85.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 5.03%. The FHLB Loan is fully secured by a pledge of specific investment securities of State Auto P&C. Proceeds from the FHLB Loan, along with cash on hand, were used by State Auto Financial to redeem all of its outstanding Senior Notes, as further described below.
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
Subordinated Debentures
State Auto Financial’s Delaware business trust subsidiary (the “Capital Trust”) has outstanding $15.0 million liquidation amount of capital securities, due 2033. In connection with the Capital Trust’s issuance of the capital securities and the related purchase by State Auto Financial of all of the Capital Trust’s common securities (liquidation amount of $0.5 million), State Auto

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Financial has issued to the Capital Trust $15.5 million aggregate principal amount of unsecured Floating Rate Junior Subordinated Debt Securities due 2033 (the “Subordinated Debentures”). The sole assets of the Capital Trust are the Subordinated Debentures and any interest accrued thereon. Interest on the Capital Trust’s capital and common securities is payable quarterly at a rate equal to the three-month LIBOR rate plus 4.20%, adjusted quarterly. The applicable interest rates for September 30, 2013 and 2012 were 4.46% and 4.62%, respectively.

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

Regulatory Considerations
At September 30, 2013, all of our insurance subsidiaries were in compliance with statutory requirements relating to capital adequacy.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, nor is it likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

STATE AUTO FINANCIAL CORPORATION AND SUBSIDIARIES
(a majority-owned subsidiary of State Automobile Mutual Insurance Company)

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.01	Corrected Amendment No. 2 to the 2009 Equity Incentive Compensation Plan of State Auto Financial Corporation

31.01	CEO certification required by Section 302 of Sarbanes Oxley Act of 2002

31.02	CFO certification required by Section 302 of Sarbanes Oxley Act of 2002

32.01	CEO certification required by Section 906 of Sarbanes Oxley Act of 2002

32.02	CFO certification required by Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

State Auto Financial Corporation

Date: November 6, 2013	/s/ Steven E. English
Steven E. English
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)